Form 10QSB
period 1999-06-30
CIGAR KING CORP
filed 1999-10-12
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1999
                               -------------------------------------------------

( ) TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (D)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ------------------------- to --------------------

Commission File number              0-25541
                      ---------------------------------------------------------

                             CIGAR KING CORPORATION
               -------------------------------------------------
               (Exact name of registrant as specified in charter)


              Nevada                                    91-1948357
------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

825 - 1200 West 73rd Avenue
Vancouver, BC, Canada                                     V6P 6G5
----------------------------------                     ---------------
(Address of principal executive offices)                 (Zip Code)

                                  604-267-1100
               -------------------------------------------------
               Registrant's telephone number, including area code

       -------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                            Outstanding as of October 4, 1999
---------------------------------           ----------------------------------
 Common Stock, $0.001 per share                         10,535,000

                                      INDEX

                                                                                      Page
PART 1.                                                                              Number
                                                                                    -------

  ITEM 1.  Financial Statements (unaudited).....................................        3

       Balance Sheet as at June 30, 1999........................................        4
       Statement of Operations
          For the three months ended June 30, 1999 and for
           the period from October 8, 1998 (Date of
           Incorporation) to June 30, 1999......................................        5
       Statement of Changes in Shareholders' Equity
          For the period from October 8, 1998 (Date of
           Incorporation) to June 30, 1999......................................        6
       Statement of Cash Flows
          For the three months ended June 30, 1999 and for
            the period from October 8, 1998 (Date of
            Incorporation) to June 30, 1999.....................................        7
       Notes to the Financial Statements........................................        8

  ITEM 2.  Plan of Operations...................................................       11


PART 11    Signatures ..........................................................       12



                        PART 1 -- FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying balance sheet of Cigar King Corporation (a development stage company) at June 30, 1999 and the statement of operations and statement of cash flow for the three months ended June 30, 1999 and for the period from October 8, 1998 (date of incorporation) to June 30, 1999 and the statement of stockholders' equity for the period from October 8, 1998 (date of incorporation) to June 30, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 1999, are not necessarily indicative of the results that can be expected for the year ending September 30, 1999.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET

                                  June 30, 1999

                      (Unaudited - Prepared by Management)

   ASSETS

   CURRENT ASSETS
        Bank                                                             $     8,779
        Accounts receivable                                                      128
                                                                              ------
                                                                               8,907
   OTHER ASSETS
       Rights to Cigar King concept - Note 3                                  50,000
                                                                              ------
                                                                         $    58,907
                                                                              ======
   LIABILITIES
         Accounts payable and accrued liabilities                        $     2,800
                                                                              ------
   STOCKHOLDERS' EQUITY
        Common stock
              200,000,000 shares authorized, at $0.001 par
              value, 10,535,000 shares issued and outstanding                 10,535
        Capital in excess of par value                                        67,215
        Deficit accumulated during the development stage                     (21,643)
                                                                             -------
              Total Stockholders' Equity                                      56,107
                                                                         $    58,907
                                                                             =======

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

          For the three months ended June 30, 1999 and for period from October 8, 1998 (Date of Inception) to June 30, 1999

                      (Unaudited - Prepared by Management)


                                                                         FOR THE THREE        FROM INCEPTION
                                                                          MONTHS ENDED              TO
                                                                         JUNE 30, 1999        JUNE 30, 1999
                                                                         -------------        --------------
   SALES                                                                    $      -             $     -
                                                                          ----------            ---------
   GENERAL  AND  ADMINISTRATIVE  EXPENSES:
        Accounting and audit                                                   2,000               7,000
        Bank charges and interest                                                 14                 166
        Consulting                                                                 -               3,950
        Filing fees                                                                -               1,420
        Legal                                                                      -               2,530
        Office expenses                                                          447                 917
        Transfer agent's fees                                                      -               3,160
        Travel                                                                     -               2,000
        Website fees                                                             500                 500
                                                                             -------             -------
   NET LOSS                                                                 $  2,961            $ 21,643
                                                                             =======             =======
   NET LOSS PER COMMON SHARE
       Basic                                                                $ 0.0003            $  0.002
                                                                             =======             =======
   AVERAGE OUTSTANDING SHARES
       Basic                                                              10,535,000           8,739,906
                                                                          ==========           =========




              The accompanying notes are an integral part of these
                        unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

             For the period from October 8, 1998 (Date of Inception)
                                to June 30, 1999

                      (Unaudited - Prepared by Management)


                                                                                           CAPITAL IN
                                                                    COMMON    STOCK         EXCESS OF        ACCUMULATED
                                                                 SHARES         AMOUNT      PAR VALUE          DEFICIT
                                                                 ------         -----       ---------          -------

BALANCE OCTOBER 8, 1998 (date of inception)                            -    $      -     $         -          $       -

Issuance of common shares for cash at
     $0.002 - November 20, 1998                                4,500,000       4,500               -                  -

Issuance of common shares for cash at
     $0.01 - November 25, 1998                                 6,000,000       6,000          54,000                  -

Issuance of common shares for cash at
     $0.25 - December 4, 1998                                     35,000          35           8,715                  -

Net operating loss for the period from
     October 8, 1998 to June 30, 1999                                  -           -               -            (21,643)
                                                              ----------   ---------      ----------          ----------
BALANCE JUNE 30, 1999                                         10,535,000    $ 10,535     $    62,715          $ (21,643)
                                                              ==========    ========     ===========          ==========



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

        For the three months ended June 30, 1999 and for the period from October 8, 1998 (Date of Inception) to June 30, 1999

                      (Unaudited - Prepared by Management)


                                                                      FOR THE THREE        FROM INCEPTION
                                                                       MONTHS ENDED               TO
                                                                       JUNE 30, 1999        JUNE 30, 1999
                                                                      ---------------      ---------------

     CASH FLOWS FROM
          OPERATING ACTIVITIES:
          Net loss                                                      $  (2,961)         $   (21,643)
          Adjustments to  reconcile  net loss to net cash
               provided by operating activities:
               Increase in accounts receivable                                  -                 (128)
               Increase in accounts payable                                   300                2,800
                                                                          -------             --------
                    Net Cash from Operations                               (2,661)             (18,971)
                                                                          -------             --------
     CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchase of Rights to Cigar King concept                          -              (50,000)
                                                                          -------             --------
     CASH FLOWS FROM FINANCING  ACTIVITIES:
               Proceeds from issuance of common stock                           -               77,750
                                                                          -------             --------
          Net Increase in Cash                                             (2,661)               8,779
          Cash at Beginning of Period                                      11,440                    -
                                                                          -------             --------
          CASH AT END OF PERIOD                                         $   8,779          $     8,779
                                                                          =======             ========



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999

                      (Unaudited - Prepared by Management)


1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Nevada on October 8, 1998 with the authorized common shares of 200,000,000 shares at $0.001 par value.

         The Company is in the development stage.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes

         The Company has elected a fiscal year ending September 30, 1999 and has not completed an operating period and therefore has not filed an income tax return, however, the Company may incur an operating loss for the year ending September 30, 1999 which will be available for carryover and applied against future taxable income resulting in a tax benefit. The potential tax benefit from any loss carry forward has been fully offset by a valuation reserve because the use of any future tax benefit is doubtful since the Company has no operations.

         Any loss carry forward from the year ended September 30, 1999 will expire in the year 2019.

         Loss per Share

         Loss per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FABS Statement No. 128.

         Cash and Cash Equivalents

         The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999

                      (Unaudited - Prepared by Management)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Financial Instruments

         The carrying amounts of financial instruments, including cash, prepaid expenses and deferred offering costs are considered by management to be their standard fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         Estimates and Assumptions

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.       PURCHASE OF RIGHTS TO CIGAR KING CONCEPT

         On November 24, 1998 the Company acquired the exclusive rights to use the name "Cigar King" to market high quality cigars through a climate controlled kiosk merchandising display case, by the payment of $50,000. The purchase price will be amortized to expense over five years after operations begin.

4.       RELATED PARTY TRANSACTIONS

         Related parties acquired 43% of the common stock issued.

         The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures which also may require their attention. If specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has formulated no policy for the resolution of such conflicts.

5.       GOING CONCERN

         Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the future.

         Management recognizes that, if it is unable to raise additional capital, the Company cannot operate in the future.

--------------------------------------------------------------------------------
                          ITEM 2. PLAN OF OPERATIONS
--------------------------------------------------------------------------------

The Company's management is in the process of reviewing the costing of kiosk systems and determining the profitability of various locations that are under consideration for installation of the kiosks.

Liquidity and Capital Resources

The Company will need additional working capital to finance its activities. The additional working capital may be obtained through additional equity funding and long term financing.


Results of Operations

The Company has had no operations during this reporting period.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CIGAR KING CORPORATION
                                                             (Registrant)




 October 4, 1999                   /s/     Steven Bruce
 ----------------                 --------------------------------------
       Date                       Steven Bruce. - President and Director