Form 10KSB
period 1999-09-30
CIGAR KING CORP
filed 2000-03-29
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended                   September 30, 1999
                                   ------------------------------------

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transaction period from             to
                                         -----------    -----------

         Commission File number             0001074828
                                ----------------------

                             CIGAR KING CORPORATION
         -------------------------------------------------
               (Exact name of registrant as specified in charter)

           Nevada                                             91-1948357
------------------------------------                 ---------------------------
State or other jurisdiction of                        (I.R.S. Employee I.D. No.)
incorporation or organization

825 - 1200 West 73rd Avenue
Vancouver, BC, Canada                                         V6P 6G5
------------------------------------                 ---------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code            1-604-267-1100
                                                    ----------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each share                    Name of each exchange on which registered

      None                                              None
--------------------                            --------------------
Securities registered pursuant to Section 12 (g) of the Act:

   None
-------------
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes [    ]  No [X]                    (2)      Yes [X]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:      $       -0-
                                                                 ------------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at September 30, 1999, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of September 30, 1999, the Company has 10,535,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (eg., Part I, Part II, etc.) into which the documents is incorporated:

         (1)      Any annual report to security holders;

         (2)      Any proxy or other information statement;

         (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities act of 1933.

NONE

                                TABLE OF CONTENTS
================================================================================


PART 1

                                                                            Page


ITEM 1.      DESCRIPTION OF BUSINESS                                           4

ITEM 2.      DESCRIPTION OF PROPERTY                                           4

ITEM 3.      LEGAL PROCEEDINGS                                                 4

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS               5

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          5

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7.      FINANCIAL STATEMENTS                                              6

ITEM 8.      CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
             ACCOUNTING AND  FINANCIAL                                         6

PART III

ITEM 9.      DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS, AND CONTROL
             PERSONS, COMPLIANCE WITH                                          6

ITEM 10.     EXECUTIVE COMPENSATION                                            9

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT    10

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   11

PART IV

ITEM 13.     EXHIBITS                                                         11

                                     PART 1

================================================================================
                         ITEM 1. DESCRIPTION OF BUSINESS
================================================================================

History and Organization

Cigar King Corporation, a Nevada corporation (the "Company"), was incorporated on October 8, 1998. The Company has no subsidiaries and no affiliated companies. The Company's executive offices are located at Suite 825 - 1200 West 73rd Avenue, British Columbia, Canada, V6P 6G5.

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at September 30, 1999 there were 10,535,000 shares outstanding.

On November 24, 1998 the Company acquired the exclusive rights to market high quality cigars through a climate controlled kiosk merchandise display case, known as the King Climate Control, by the payment of $50,000.
 .


                         ITEM 2. DESCRIPTION OF PROPERTY


The Company's kiosk concept is its main property. A kiosk will either be a free standing vending humidor which will require no employees present or an employee-manned kiosk.

If the kiosk is a free standing humidor it will be approximately 76 inches in height, 31 inches in width and 32 inches in depth. It will weigh approximately 500 pounds and be purified deionized water cooled to maintain the freshness of the cigars. In addition, it is anticipated the free standing humidor will have a digital readout, a $5, $10 and $20 bill validation system and credit card validation system - Mastercard, Visa and American Express. The selection of cigars will be displayed at the front of the kiosk and a number coding system will allow for selection.

The employee-manned kiosk will be larger in design than that of the free standing humidor since it will have a larger selection of cigars and offer for sale various cigar accessories. This type of kiosk will be designed in such a way as to create a pleasant looking effect upon the surrounding area and can be located in areas not normally large enough for regular retail space.

Offices

The Company's executive offices are located at Suite 825 - 1200 West 73rd Avenue, Vancouver, British Columbia, Canada, V6P 6G5. The office is located in premises which are used by the President of the Company for other business interests. There is no charge to the Company for using this office.

Other Property

The Company does not own any other property other than the rights to the Cigar King concept.


================================================================================
                            ITEM 3. LEGAL PROCEEDINGS
================================================================================

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.


================================================================================
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
================================================================================

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended September 30, 1999.

                                     PART II

================================================================================
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
================================================================================

During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at September 30, 1999 the Company had 37 shareholders.

================================================================================
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
================================================================================


         Overview

The Company was incorporated on October 8, 1998 under the laws of the State of Nevada. The Company's articles of incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at September 30, 1999 there were 10,535,000 shares outstanding.

Liquidity and Capital Resources
-------------------------------

As at September 30, 1999, the Company had $58,152 of assets, and $4,500 of liabilities, including cash or cash equivalents amounting to $8,024.

The Company has no contractual obligations for either lease premises or employment agreements.

Results of Operations
---------------------

The Company has had no revenues from operations since its inception.


================================================================================
                          ITEM 7. FINANCIAL STATEMENTS
================================================================================


The financial statements of the Company are included following the signature page to this Form 10-SB.

================================================================================
             ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
================================================================================


From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to September 30, 1999 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111

================================================================================

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                       SECTION 16 (a) OF THE EXCHANGE ACT
================================================================================


The following table sets forth as of September 30, 1999, the name, age, and position of each executive officers and directors and the term of office of each director of the Company.


                                                                                              Term as
                                                                                             Director
               Name                Age                   Position Held                         Since
               ----                ---                   -------------                         -----

     Steven Bruce                  41           President and Director                         1998

     Michael Kennaugh              57           Secretary Treasurer and                        1998
                                                    Director

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at the Annual General Meeting of the Board of Directors and is qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

STEVEN BRUCE graduated from Simon Fraser University in 1981 with a Bachelor of Commerce degree in Economics. Since graduation he has been employed with New Generation Power Corp. as Vice-President and Chief Operational Officer. While
employed  wwith  New  Generation   Power  his  duties  included  power  contract
negotiation, project financing and administration over all aspects of the accounting and financial functions. Subsequently Mr. Bruce became Vice-President and Chief Financial Officer of Newgen Environmental Systems Inc., a company listed on the Alberta Stock Exchange ("Exchange") in Calgary, Alberta, Canada, and specialized in all aspects of the development of the company and in compliance reporting with the Exchange.

MICHAEL J. KENNAUGH graduated from the University of British Columbia with a degree in real estate appraisal. Subsequent to graduation he was employed by various real estate companies before starting his own real estate appraisal firm.


To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

         (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

         (ii)     engaging in any type of business practice; or

         (iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.




               Compliance with Section 16 (a) of the Exchange Act

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). Other than those disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

The following table sets forth as at September 30, 1999, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                        Position                          Report to be Filed
----                        --------                          ------------------

Steven Bruce               President and Director                  Form 3

Michael Kennaugh           Secretary Treasurer                     Form 3
                              and Director

================================================================================
                         ITEM 10. EXECUTIVE COMPENSATION
================================================================================


Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended September 30, 1999.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Other Compensation

None

Compensation of Directors

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


================================================================================
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
================================================================================

The following table sets forth as at September 30, 1999, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.


             Name and Address                                                   Amount
               of Beneficial                        Nature of               of Beneficial              Percent
                  Owner                           Ownership (1)               Ownership               of Class
                  ------                          ----------                  ----------              --------

       STEVEN BRUCE                                   Direct                  2,500,000                  23.73%

       MICHAEL WOLF (11)                              Direct                  1,500,000                  14.24%

       MICHAEL KENNAUGH                               Direct                    500,000                   4.75%

       All Officers and Directors                     Direct                  3,000,000                  28.48%
       as a Group ( 3 persons )



(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(11)     Former Director and Officer of the Company.


================================================================================
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
================================================================================


Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

The Company does not have promoters and has no transactions with any promoters.


                                     PART IV

================================================================================

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
================================================================================


(a)  (1)    Financial Statements.

The following financial statements are included in this report:

Title of Document                                                           Page
-----------------                                                           ----

Report of Andersen, Andersen & Strong, Certified Public Accountants           13

Balance Sheet as at September 30, 1999                                        14

Statement of Operations for the period from October 8, 1998 (Date of
         Inception) to September 30, 1999                                     15


Statement in Changes in Stockholders' Equity for the period from October 8
         , 1998 (Date of Inception) to September 30, 1999                     16

Statement of Cash Flows for the period from October 8, 1998 (Date of
         Inception) to September 30, 1999                                     17

Notes to the Financial Statements                                             18

(a)  (2)   Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:


                                                     CIGAR KING CORPORATION


Date:    March 24, 2000                    By: //s//  "Steven Bruce"
                                           -------------------------
                                           Steven Bruce, President and Director


Date:    March 24, 2000                    By: //s//  "Michael Kennaugh"
                                           -----------------------------
                                           Michael Kennaugh, Secretary Treasurer
                                             and Director


ANDERSEN ANDERSEN & STRONG, L.C.                                     941 East 3300 South, Suite 220
Certified Public Accountants and Business Consultants Board             Salt Lake City, Utah, 84106
Member SEC Practice Section of the AICPA                                     Telephone 801-486-0096
                                                                                   Fax 801-486-0098
                                                                           E-mail Kandersen@msn.com

Board of Directors
Cigar King Corporation
Vancouver B. C. Canada

                       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Cigar King Corporation (a development stage company) at September 30, 1999, and the statement of operations, stockholders' equity, and cash flows for the period October 8, 1998 (date of inception) to September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cigar King Corporation at September 30, 1999, and the results of operations, and cash flows for the period October 8, 1998 (date of inception) to September 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5 . These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah                           /s/  "Andersen Andersen & Strong"
December 3, 1999






         A member of ACF International with affiliated offices worldwide

                             CIGAR KING CORPORATION
                           (Development Stage Company)
                                  BALANCE SHEET
                               September 30, 1999
================================================================================


ASSETS

CURRENT ASSETS

     Cash                                                                 $8,024
     Accounts receivable                                                     128
                                                                          ------

         Total Current Assets                                             8,152

OTHER ASSETS

     Rights to Cigar King concept - Note 3                                50,000
                                                                          ------

                                                                         $58,152
                                                                          ------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable                                                    $4,500
                                                                          ------
            Total Current Liabilities                                      4,500
                                                                          ------
STOCKHOLDERS' EQUITY

Common stock

      200,000,000 shares authorized, at $0.001 par
      value; 10,535,000 shares issued and outstanding                     10,535

Capital in excess of par value                                            70,865

Deficit accumulated during the development stage                        (27,748)
                                                                         -------

Total Stockholders' Equity                                                53,652
                                                                          ------
                                                                         $58,152
                                                                          ------



   The accompanying notes are an integral part of these financial statements.

                             CIGAR KING CORPORATION
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
                         For the Period October 8 , 1998
                    (Date of Inception) to September 30, 1999
================================================================================

REVENUES                                                             $         -

EXPENSES                                                                  27,748
                                                                          ------

NET LOSS                                                             $    27,748
                                                                          ======

NET LOSS PER COMMON SHARE

     Basic                                                           $    (.003)
                                                                          ------

AVERAGE OUTSTANDING SHARES

     Basic                                                             9,201,000
                                                                       =========





           The accompanying notes are an integral part of these financial statements.



                                                       CIGAR KING CORPORATION
                                                     (Development Stage Company)
                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          For the Period October 8,1998 (Date of Inception)
                                                        to September 30, 1999


                                                                                        Capital in
                                                       Common           Stock           Excess of        Accumulated
                                                       Shares           Amount          Par Value            Deficit
                                                       ------           ------          ---------            -------

Balance October 8, 1998(date of Inception)                 -

Issuance of common shares for cash at              4,500,000          $ 4,500           $ 4,500              $        -

Issuance of common shares for cash at              6,000,000            6,000            54,000                       -

Issuance of common shares for cash at                 35,000               35             8,715                       -

Capital contributions - expenses                           -               -              3,650                       -

Net operating loss for the period                          -               -                  -                 (27,748)


Balance September 30, 1999                        10,535,000       $  10,535           $ 70,865              $  (27,748)
                                                  ==========          ======            ======                 ========







           The accompanying notes are an integral part of these financial statements.

                             CIGAR KING CORPORATION
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
                         For the Period October 8, 1998
                    (Date of Inception) to September 30, 1999
================================================================================



CASH FLOWS FROM
     OPERATING ACTIVITIES:

Net loss                                                             $  (27,748)

Adjustments to reconcile net loss to net cash provided
    by operating activities:
Changes in current assets and liabilities
    Accounts receivable                                                    (128)
    Accounts payable                                                       4,500
    Capital contributions - expenses                                       3,650
                                                                       ---------

Net Cash From Operations                                                (19,726)
                                                                       ---------

CASH FLOWS FROM INVESTING
    ACTIVITIES:

Purchase of rights to Cigar King concept                                (50,000)
                                                                       ---------

CASH FLOWS FROM FINANCING
    ACTIVITIES:

       Proceeds from issuance of common stock                             77,750
                                                                       ---------

Net Increase in Cash                                                       8,024
                                                                       ---------
Cash at Beginning of Period                                                    -
                                                                       ---------

Cash at End of Period                                                $     8,024
                                                                       =========


SCHEDULE OF NONCASH FLOWS FROM OPERATING ACTIVITIES

Capital contributions - expenses                                     $     3,650
                                                                       =========






           The accompanying notes are an integral part of these financial statements.

                             CIGAR KING CORPORATION
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
================================================================================

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on October 8, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of engaging in quality cigar sales. At the report date the Company had acquired the right to use the name "Cigar King" to market high quality cigars. (see note 3).

Since its inception the Company has completed Regulation D offerings of 6,035,000 shares of its common capital stock for cash.

The Company is in the development stage.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICILES

Accounting, Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On September 30, 1999, the Company had a net operating loss carry forward of $27,748. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2019.

Earning (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding in accordance with FASB statement No. 128.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

                             CIGAR KING CORPORATION
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)


Financial Instruments

The carrying amounts of financial instruments, including cash, a cigar king concept and accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

3.         PURCHASE OF RIGHTS TO CIGAR KING CONCEPT

On November 24, 1998 the Company acquired the exclusive rights to use the name "Cigar King" to market high quality cigars through a climate controlled kiosk merchandise display case, by the payment of $50,000. The purchase price will be amortized to expense over five years after operations begin.

4.       RELATED PARTY TRANSACTIONS

Related parties have acquired 43% of the common stock.

5.       GOING CONCERN

During the coming year the Company plans to establish a retail sales cigar outlet location, however on the report date the Company did not have the necessary working capital to be successful in this effort.

The Company's management believes they can obtain the necessary working capital needed for its plans, by receiving long term loans from officers, and by aditional equity funding through sales of its common capital stock which will enable the Company to operate for the coming year.

Continuation of the Company as a going concern for the coming year is dependent upon receiving the funding needed and there can be no assurance that the Company will be successful in its efforts to obtain the needed working capital.