Form 10QSB
period 1999-12-31
CIGAR KING CORP
filed 2000-06-19
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 1999
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ------------------------

Commission File number              0-25541
                       -----------------------------------------


                             CIGAR KING CORPORATION
          ------------------------------------------------------------
               (Exact name of registrant as specified in charter)


                  Nevada                                           91-1948357
--------------------------------------------                       ----------
      (State or other jurisdiction of                          (I.R.S. Employer
       incorporation or organization)                        Identification No.)

825 - 1200 West 73rd Avenue
Vancouver, BC, Canada                                                V6P 6G5
------------------------------------                             ---------------
(Address of principal executive offices)                           (Zip Code)

                                  604-267-1100
           ----------------------------------------------------------
               Registrant's telephone number, including area code

      ---------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                               Outstanding as of March 26, 2000
-----------------------------------             --------------------------------
 Common Stock, $0.001 per share                            10,535,000


                                      INDEX

                                                                                             Page
                                                                                           Number
                                                                                           ------
PART 1.

         ITEM 1.  Financial Statements (unaudited).........................................    3

                  Balance Sheet as at December 31, 1999....................................    4

                  Statement of Operations
                     For the three  months ended  December 31, 1999 and
                        for the three  months  ended  December 31, 1998
                        and for the period  from  October 8, 1998 (Date
                        of   Incorporation)   to   December   31,  1999....................    5

                   Statement of Changes in Shareholders' Equity
                     For the period from October 8, 1998 (Date of
                        Incorporation) to December 31, 1999...............................     6

                   Statement of Cash Flows
                     For  the three months ended December 31, 1999 and
                        for the three months ended December 31, 1998
                        and for the  period  from  October  8,  1998
                        (Date of Incorporation) to December 31, 1999.......................    7

                   Notes to the Financial Statements.......................................    8

         ITEM 2.   Plan of Operations......................................................   10


PART 11            Signatures..............................................................   11


                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying balance sheet of Cigar King Corporation (a development stage company) at December 31, 1999 and the statement of operations and statement of cash flow for the three months ended December 31, 1999, for the three months ended December 31, 1998 and for the period from October 8, 1998 (date of incorporation) to December 31, 1999 and the statement of stockholders' equity for the period from October 8, 1998 (date of incorporation) to December 31, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 1999, are not necessarily indicative of the results that can be expected for the year ending September 30, 2000.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET

                                December 31, 1999

                      (Unaudited - Prepared by Management)

                                                        DECEMBER 31,   September 30,
                                                           1999            1999
                                                           ----            ----
ASSETS

CURRENT ASSETS

     Bank                                                    $  2,788    $  8,024
     Accounts receivable                                          128         128
                                                             --------    --------

                                                                2,916       8,152

OTHER ASSETS

    Rights to Cigar King concept - Note 3                      50,000      50,000
                                                             --------    --------

                                                             $ 52,916    $ 58,152
                                                             ========    ========

LIABILITIES

      Accounts payable and accrued liabilities               $  3,250    $  4,500
                                                             --------    --------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 10,535,000 shares issued and outstanding     10,535      10,535

     Capital in excess of par value                            67,215      67,215

     Deficit accumulated during the development stage         (28,084)    (24,098)
                                                             --------    --------

           Total Stockholders' Equity                          49,666      53,652
                                                             --------    --------

                                                             $ 52,916    $ 58,152
                                                             ========    ========



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

       For the three months ended December 31, 1999, for the three months
                    December 31, 1998 and for the period from
            October 8, 1998 (Date of Inception) to December 31, 1999

                      (Unaudited - Prepared by Management)

                                         FOR THE THREE  For the Three  From Inception
                                         MONTHS ENDED   Months Ended         To
                                         DECEMBER 31,   December 31,    December 31,
                                             1999           1998            1999
                                             ----           ----            ----
SALES                                     $      --     $      --     $      --
                                          -----------   -----------   -----------

GENERAL  AND  ADMINISTRATIVE  EXPENSES:

     Accounting and audit                       1,000         5,000         9,700
     Bank charges and interest                     22           115           207
     Consulting                                 1,500         3,950         5,450
     Filing fees                                  564           --          1,984
     Legal                                        --          2,500         2,530
     Office and adminstrative expenses            900           214         2,103
     Telephone                                    --             --           450
     Transfer agent's fees                        --          2,965         3,160
     Travel                                       --          2,000         2,000
     Website fees                                 --             --           500
                                          -----------   -----------   -----------

NET LOSS                                  $     3,986   $    16,744   $    28,084
                                          ===========   ===========   ===========


NET LOSS PER COMMON SHARE

     Basic                                $    0.0075     $ 0 .0035   $    0.0030
                                          ===========   ===========   ===========


AVERAGE OUTSTANDING SHARES

     Basic                                 10,535,000     4,850,952     9,471,415
                                          ===========   ===========   ===========


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

             For the period from October 8, 1998 (Date of Inception)
                              to December 31, 1999

                      (Unaudited - Prepared by Management)


                                                                                               CAPITAL IN
                                                                    COMMON  STOCK               EXCESS OF         ACCUMULATED
                                                                 SHARES         AMOUNT          PAR VALUE           DEFICIT
                                                                 ------         ------          ---------           -------
BALANCE OCTOBER 8, 1998 (date of inception)                           --     $        --         $     --      $        --

Issuance of common shares for cash at
   $0.002 - November 20, 1998                                  4,500,000           4,500               --               --

Issuance of common shares for cash at
   $0.01 - November 25, 1998                                   6,000,000           6,000           54,000               --

Issuance of common shares for cash at
   $0.25 - December 4, 1998                                       35,000              35            8,715               --

Net operating loss for the period from
   Operating 8, 1998 to December 31, 1999                             --              --               --          (28,084)

                                                              ----------      ----------        ---------      -------------
BALANCE DECEMBER 31, 1999                                     10,535,000      $   10,535        $  62,715      $   (28,084)
                                                              ==========      ==========        =========      =============







              The accompanying notes are an integral part of these
                        unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

    For the three months ended December 31, 1999, for the three months ended
            December 31, 1998 and for the period from October 8, 1998
                    (Date of Inception) to December 31, 1999

                      (Unaudited - Prepared by Management)


                                                                FOR THE THREE          For the Three        From Inception
                                                                MONTHS ENDED            Months Ended               To
                                                                DECEMBER 31,            December 31,         December 31,
                                                                   1999                    1998                   1999
                                                                   ----                    ----                   ----
     CASH FLOWS FROM
        OPERATING ACTIVITIES:

         Net loss                                                $   (3,986)             $   (16,744)            $  (28,084)

          Adjustments to reconcile net loss to net cash provided by operating activities:

             Increase in accounts receivable                             --                   (1,250)                  (128)
             Increase in accounts payable                               300                    9,259                  3,250
                                                                   --------             ------------              ---------

                 Net Cash from Operations                            (2,661)                  (8,735)               (24,962)
                                                                   --------             ------------              ---------

     CASH FLOWS FROM INVESTING
        ACTIVITIES:

          Purchase of Rights to Cigar King concept                       --                  (50,000)               (50,000)
                                                                   --------             ------------              ---------

     CASH FLOWS FROM FINANCING
        ACTIVITIES:

           Proceeds from issuance of common stock                        --                   77,750                 77,750
                                                                   --------             ------------              ---------

           Net Increase in Cash                                      (2,661)                  19,015                  2,788

           Cash at Beginning of Period                               11,440                       --                     --
                                                                   --------             ------------              ---------

           CASH AT END OF PERIOD                                   $  8,779             $     19,015              $   2,788
                                                                   ========             ============              =========





              The accompanying notes are an integral part of these
                        unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

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

         Income Taxes

         The Company may incur an operating loss for the year ending September 30, 2000 which will be available for carryover and applied against future taxable income resulting in a tax benefit. The potential tax benefit from any loss carry forward has been fully offset by a valuation reserve because the use of any future tax benefit is doubtful since the Company has no operations.

         Any loss carry forward from the year ended September 30, 2000 will expire in the year 2020.

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

                                December 31, 1999

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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

The Company's management is in the process of reviewing the costing of kiosk systems and determining the profitability of various locations that are under consideration for installation of the kiosks. It is difficult to obtain good locations for the kiosks since in the Greater Vancouver area there are certain bans against smoking in public areas. Nevertheless, the selling of tobacco has not been restricted although the government with each new budget imposes greater taxes on tobacco products. Management is still searching for idle locations for its kiosks.

Liquidity and Capital Resources

The Company will need additional working capital to finance its activities. The additional working capital may be obtained through additional equity funding and long term financing.


Results of Operations

The Company has had no revenues from operations since its inception.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CIGAR KING CORPORATION
                                                      (Registrant)




          March 27, 2000                        " Steven Bruce"
----------------------------------   ------------------------------------------
               Date                  Steven Bruce. - President and Director