Form 10QSB
period 2000-03-31
CIGAR KING CORP
filed 2000-07-06
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2000
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------

Commission File number              0-25541
                       ---------------------------------------


                             CIGAR KING CORPORATION
                     ---------------------------------------
               (Exact name of registrant as specified in charter)


             Nevada                                 91-1948357
---------------------------------               -------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)


      825 - 1200 West 73rd Avenue
         Vancouver, BC, Canada                        V6P 6G5
---------------------------------------         -------------------
(Address of principal executive offices)             (Zip Code)


                                  604-267-1100
                 -----------------------------------------------
               Registrant's telephone number, including area code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

              Class                         Outstanding as of March 31, 2000
-----------------------------------         --------------------------------
  Common Stock, $0.001 per share                      10,535,000

                                      INDEX




                                                                                  Page
PART 1.                                                                          Number
                                                                                 ------
         ITEM 1.  Financial Statements (unaudited) .............................    3

                           Balance Sheet as at March 31, 2000
                                     and September 30, 1999 ....................    4

                           Statement of Operations
                              For the three months ended March 31, 2000, for the
                              three months ended March 31, 1999, for the six
                              months ended March 31, 2000 and for
                                 the six months ended March 31, 1999 and for the
                                 period from October 8, 1998 (Date of
                                 Incorporation) to March 31, 2000 ..............    5

                           Statement of Changes in Shareholders' Equity
                              For the period from October 8, 1998 (Date of
                                      Incorporation) to March 31, 2000 .........    6

                           Statement of Cash Flows
                              For the three months ended March 31, 2000, for
                              the three months ended March 31, 1999, for the
                              six months ended March 31, 2000 and for
                                 the six months ended March 31, 1999 and for
                                 the period from October 8, 1998 (Date of
                                 Incorporation) to March 31, 2000 ..............    7

                           Notes to the Financial Statements ...................    8

         ITEM 2.  Plan of Operations ...........................................   11


PART 11
                  Signatures ...................................................   12

                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheet of Cigar King Corporation (a development stage company) at March 31, 2000 and the statement of operations and statement of cash flow for the three months ended March 31, 2000, for the three months ended March 31, 1999, for the six months ended March 31, 2000, for the six months ended March 31, 1999 and for the period from October 8, 1998 (date of incorporation) to March 31, 2000 and the statement of stockholders' equity for the period from October 8, 1998 (date of incorporation) to March 31, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending September 30, 2000.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET

                      March 31, 2000 and September 30, 1999

                      (Unaudited - Prepared by Management)

                                                                   MARCH 31,        September 30,
                                                                     2000               1999
                                                                     ----               ----
ASSETS

CURRENT ASSETS

     Bank                                                          $    853          $  8,024
     Accounts receivable                                                128               128
     Due from director                                                   44                --
                                                                   --------          --------

                                                                      1,025             8,152

OTHER ASSETS

    Rights to Cigar King concept - Note 3                            50,000            50,000
                                                                   --------          --------

                                                                   $ 51,025          $ 58,152
                                                                   ========          ========

LIABILITIES

      Accounts payable and accrued liabilities                     $  4,600          $  4,500
                                                                   --------          --------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 10,535,000 shares issued and outstanding           10,535            10,535

     Capital in excess of par value                                  70,865            70,865

     Deficit accumulated during the development stage               (34,975)          (27,748)
                                                                   --------          --------

           Total Stockholders' Equity                                46,425            53,652
                                                                   --------          --------

                                                                   $ 51,025          $ 58,152
                                                                   ========          ========


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                   For the three months ended March 31, 2000, for the three months ended March 31, 1999
                    For the six months ended March 31, 2000, for the six months ended March 31, 1999
                                       and
   for the period from October 8, 1998 (Date of Inception) to March 31, 2000

                      (Unaudited - Prepared by Management)

                                            FOR THE           For the
                                             THREE              Three                                                   FROM
                                             MONTHS            Months          For the Six         For the Six        INCEPTION
                                             ENDED             Ended           Months Ended       Months Ended            TO
                                            MARCH 31,         March 31,         March 31,           March 31,          MARCH 31,
                                              2000              1999               2000               1999                2000
                                              ----              ----               ----               ----                ----

SALES                                     $          -       $          -       $          -       $          -       $          -
                                          ------------       ------------       ------------       ------------       ------------

GENERAL  AND  ADMINISTRATIVE  EXPENSES:

     Accounting and audit                        1,350                  -              2,350              6,700             11,050
     Bank charges and interest                      22                 33                 44                153                229
     Consulting                                  1,400                  -              2,900              3,950              6,850
     Filing fees                                     -              1,420                564              1,420              1,984
     Legal                                          80                  -                 80              2,530              2,610
     Office and adminstrative expenses             571                434              1,471                598              2,674
     Rent                                        1,500                                 1,500                                 1,500
     Telephone                                     750                  -                750                  -              1,200
     Transfer agent's fees                       1,218                180              1,218              3,160              4,378
     Travel                                          -                  -                  -              2,000              2,000
     Website fees                                    -                  -                  -                  -                500
                                          ------------       ------------       ------------       ------------       ------------

NET LOSS                                  $     (6,891)      $     (2,067)      $    (10,877)      $    (20,511)      $    (34,975)
                                          ============       ============       ============       ============       ============



NET LOSS PER COMMON SHARE

     Basic                                $          -       $          -       $          -       $          -


AVERAGE OUTSTANDING SHARES

     Basic                                  10,535,000         10,535,000         10,535,000          7,790,977
                                          ============       ============       ============       ============


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

             For the period from October 8, 1998 (Date of Inception)
                                to March 31, 2000

                      (Unaudited - Prepared by Management)


                                                                                                CAPITAL IN
                                                                     COMMON  STOCK               EXCESS OF        ACCUMULATED
                                                                 SHARES         AMOUNT           PAR VALUE           DEFICIT
                                                                 ------         ------           ---------           -------
BALANCE OCTOBER 8, 1998 (date of inception)                            -      $         -        $       -        $        -

Issuance of common shares for cash at
  $0.002 -- November 20, 1998                                  4,500,000            4,500            4,500                 -

Issuance of common shares for cash at
  $0.01 -- November 25, 1998                                   6,000,000            6,000           54,000                 -

Issuance of common shares for cash at
  $0.25 -- December 4, 1998                                       35,000               35            8,715                 -

Capital contribution                                                                                 3,650

Net operating loss for the period from
  October 8, 1998 to March 31, 2000                                    -                -                -           (34,975)
                                                              ----------      -----------        ---------        ----------

BALANCE MARCH 31, 2000                                        10,535,000      $    10,535        $  70,865        $  (34,975)
                                                              ==========      ===========        =========        ==========












              The accompanying notes are an integral part of these
                        unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                   For the three months ended March 31, 2000, for the three months ended March 31, 1999
                    For the six months ended March 31, 2000, for the six months ended March 31, 1999
                                       and
   for the period from October 8, 1998 (Date of Inception) to March 31, 2000
                      (Unaudited - Prepared by Management)


                                                FOR THE           For the
                                                 THREE             Three
                                                MONTHS             Months          For the Six        For the Six    FROM INCEPTION
                                                 ENDED             Ended          Months Ended        Months Ended          TO
                                               MARCH 31,          March 31,         March 31,           March 31,        MARCH 31,
                                                 2000               1999              2000                1999              2000
                                                 ----               ----              ----                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                $ (6,891)            $ (2,067)         $(10,877)           $(20,511)         $(34,975)

Adjustments to reconcile net
loss to net cash provided by
operating activities:

 Capital contributions                          3,650                    -             3,650                   -             3,650
 Increase in accounts receivable                    -                1,250                 -                   -              (128)
 Increase in due from a director                  (44)                   -               (44)                  -               (44)
 Increase in accounts payable                   1,350               (6,759)              100               4,200             4,600
                                             --------             --------          --------            --------          --------

Net cash used in operations                    (1,935)              (7,576)           (7,171)            (16,311)          (26,897)
                                             --------             --------          --------            --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Rights to Cigar King concept            -                    -                 -             (50,000)          (50,000)
                                             --------             --------          --------            --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock              -                    -                 -              77,750            77,750
                                             --------             --------          --------            --------          --------

     Net Increase in Cash                      (1,935)              (7,576)           (7,171)             11,439               853

     Cash at Beginning of Period                2,788               19,015             8,024                   -                 -
                                             --------             --------          --------            --------          --------

 CASH AT END OF PERIOD                       $    853             $ 11,439          $    853            $ 11,439          $    853
                                             ========             ========          ========            ========          ========


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000

                      (Unaudited - Prepared by Management)


1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Nevada on October 8, 1998 with the authorized common shares of 200,000,000 shares at $0.001 par value.

         The Company is in the development stage.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods
         ------------------

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         ---------------

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes
         ------------

         The Company may incur an operating loss for the year ending March 31, 2000 which will be available for carryover and applied against future taxable income resulting in a tax benefit. The potential tax benefit from any loss carry forward has been fully offset by a valuation reserve because the use of any future tax benefit is doubtful since the Company has no operations.

         Any loss carry forward from the year ended September 30, 2000 will expire in the year 2020.

         Earnings (Loss) per Share
         -------------------------

         Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000

                      (Unaudited - Prepared by Management)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Comprehensive Income
         --------------------

         The Company  adopted  Statement of Financial  Accounting  Standards No.
         130. The adoption of this standard had no impact on the total stockholder's equity.

         Recent Accounting Pronouncements
         --------------------------------

         The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

         Financial Instruments
         ---------------------

         The carrying amounts of financial instruments, including cash and accounts payable are considered by management to be their estimated fair values.

         Estimates and Assumptions
         -------------------------

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

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000

                      (Unaudited - Prepared by Management)






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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

The Company's management is in the process of reviewing the costing of kiosk systems and determining the profitability of various locations that are under consideration for installation of the kiosks. The management is having difficulty in determining suitable locations for the kiosks due to the adverse reactions of the public to smoking.

Liquidity and Capital Resources
-------------------------------

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


                                        CIGAR KING CORPORATION
                                        (Registrant)




        June 12,2000
-----------------------------           ----------------------------------------
             Date                       Steven Bruce - President and Director