Form 10QSB
period 2000-06-30
CIGAR KING CORP
filed 2000-11-27
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000
                               -------------------------------------------------

(  )     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File number              0-25541
                       ---------------------------------------------


                             CIGAR KING CORPORATION
             ------------------------------------------------------
               (Exact name of registrant as specified in charter)


            Nevada                                                91-1948357
----------------------------------                           -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


825 - 1200 West 73rd Avenue
   Vancouver, BC, Canada                                            V6P 6G5
---------------------------------                              -----------------
(Address of principal executive offices)                          (Zip Code)


                                  604-267-1100
            --------------------------------------------------------
               Registrant's telephone number, including area code


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


                       Class                     Outstanding as of June 30, 2000
         -----------------------------------     -------------------------------
           Common Stock, $0.001 per share                  10,535,000

ANDERSEN ANDERSEN & STRONG, L.C.                  941 East 3300 South, Suite 202
                                                    Salt Lake City, Utah 84106

                                                      Telephone 801 486-0096
                                                          Fax 801 486-0098


          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Cigar King Corporation

We have reviewed the balance sheet of Cigar King Corporation (development stage company) as of June 30, 2000 and September 30, 1999 the related statement of operations and the statement of cash flows for the period October 8, 1998 (date of inception) to June 30, 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



                                               Andersen Andersen & Strong

Salt Lake City, Utah
October 30, 2000

                                      INDEX




                                                                                                Page
PART 1.                                                                                       Number
                                                                                              ------
         ITEM 1.  Financial Statements (unaudited).........................................      4

                  Balance Sheet as at June 30, 2000
                            and September 30, 1999  .......................................      5

                  Statement of Operations
                     For the three months ended June 30, 2000 and 1999,
                        for the nine months ended June 30, 2000 and 1999
                        and for the period from October 8, 1998 (Date of
                        Incorporation) to June 30, 2000  ..................................      6

                  Statement of Changes in Shareholders' Equity
                     For the period from October 8, 1998 (Date of
                             Incorporation) to June 30, 2000   ............................      7

                  Statement of Cash Flows
                     For the nine months ended June 30, 2000 and 1999
                         and for the  period  from  October  8,  1998
                         (Date of Incorporation) to June 30, 2000  ........................      8

                  Notes to the Financial Statements........................................      9

         ITEM 2.  Plan of Operations.......................................................     12


PART 11           Signatures...............................................................     13

OTHER             Financial Data Schedule..................................................     14

                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheet of Cigar King Corporation (a development stage company) at June 30, 2000 and September 30, 1999 and the statement of operations for the three months ended June 30, 2000 and 1999, for the nine months ended June 30, 2000 and 1999 and for the period from October 8, 1998 (date of incorporation) to June 30, 2000, the statement of cash flow for the nine months ended June 30, 2000 and 1999 and for the period from October 8, 1998 (date of incorporation) to June 30, 2000 and the statement of stockholders' equity for the period from October 8, 1998 (date of incorporation) to June 30, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending September 30, 2000.

                             CIGAR KING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                      JUNE 30, 2000 AND SEPTEMBER 30, 1999

                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                                              JUNE 30,  September 30,
                                                               2000         1999
                                                               ----         ----
ASSETS

CURRENT ASSETS

     Bank                                                    $    287    $  8,024
     Accounts receivable                                          128         128
     Due from director                                             44          --
                                                             --------    --------

                                                                  459       8,152

OTHER ASSETS

    Rights to Cigar King concept - Note 3                      50,000      50,000
                                                             --------    --------

                                                             $ 50,459    $ 58,152
                                                             ========    ========

LIABILITIES

      Accounts payable and accrued liabilities               $  4,919    $  4,500
                                                             --------    --------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 10,535,000 shares issued and outstanding     10,535      10,535

     Capital in excess of par value                            74,515      70,865

     Deficit accumulated during the development stage         (39,510)    (27,748)
                                                             --------    --------

           Total Stockholders' Equity                          45,540      53,652
                                                             --------    --------

                                                             $ 50,459    $ 58,152
                                                             ========    ========

         The accompanying notes are an integral part of these unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

   FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 FOR THE NINE MONTHS ENDED
                 JUNE 30, 2000 AND 1999 AND FOR THE PERIOD FROM
              OCTOBER 8, 1998 (DATE OF INCEPTION) TO JUNE 30, 2000

                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                                            FOR THE
                                            FOR THE THREE     THREE
                                               MONTHS        MONTHS      FOR THE NINE   FOR THE NINE   FROM INCEPTION
                                                ENDED         ENDED      MONTHS ENDED   MONTHS ENDED          TO
                                              JUNE 30,      JUNE 30,       JUNE 30,        JUNE 30,       JUNE 30,
                                                2000          1999            2000           1999           2000
                                                ----          ----            ----           ----           ----
SALES                                      $        --    $        --     $       --      $      --        $     --
                                           ===========    ===========     ===========     ==========       ========
GENERAL AND ADMINISTRATIVE EXPENSES:

     Accounting and audit                          250             --           2,600          7,000         11,300
     Bank charges and interest                      18             14              62            166            247
     Consulting                                     --             --           2,900          3,950          8,250
     Filing fees                                   323             --             887          1,420          2,307
     Legal                                          --             --              80          2,530          2,610
     Office and administrative
       expenses                                     69            438           1,540            917          2,743
     Rent                                           --             --           1,500             --          3,000
     Telephone                                      --             --             750             --          1,950
     Transfer agent's fees                         225            180           1,443          3,160          4,603
     Travel                                         --             --              --          2,000          2,000
     Website fees                                   --            500              --            500            500
                                           -----------    -----------     -----------     ----------       --------

NET LOSS                                   $      (885)   $    (1,132)    $   (11,762)    $  (21,643)      $(39,510)
                                           ===========    ===========     ===========     ==========       ========


NET LOSS PER COMMON SHARE
SHARE

     Basic                                 $        --    $        --     $        --     $       --
                                           ===========    ===========     ===========     ==========

AVERAGE OUTSTANDING SHARES
SHARES

     Basic                                  10,535,000     10,535,000      10,535,000      8,733,264
                                           ===========    ===========     ===========     ==========

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

             FOR THE PERIOD FROM OCTOBER 8, 1998 (DATE OF INCEPTION)
                                TO JUNE 30, 2000

                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                                                                         CAPITAL IN
                                                     COMMON  STOCK        EXCESS OF      ACCUMULATED
                                                  SHARES         AMOUNT    PAR VALUE       DEFICIT
                                                  ------         ------    ---------       -------
BALANCE OCTOBER 8, 1998 (date of inception)    $        --   $        --   $        --   $        --

Issuance of common shares for cash at
  $0.002 - November 20, 1998                    45,000,000         4,500         4,500            --

Issuance of common shares for cash at
  $0.01 - November 25, 1998                      6,000,000         6,000        54,000            --

Issuance of common shares for cash at
  $0.25 - December 4, 1998                          35,000            35         8,715            --

Capital contribution                                                             3,650

Net operating loss for the period from
  October 8, 1998 to September 30, 1999                 --            --            --       (27,748)
                                               -----------   -----------   -----------   -----------

BALANCE SEPTEMBER 30, 1999                      10,535,000   $    10,535   $    74,515   $   (27,748)

Capital contribution                                                             3,650

Net operating loss for the nine months ended
  June 30, 2000                                                                              (11,762)
                                               -----------   -----------   -----------   -----------
BALANCE JUNE 30, 2000                           10,535,000   $    10,535   $    78,165   $   (39,510)
                                               ===========   ===========   ===========   ===========


         The accompanying notes are an integral part of these unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

    FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999 AND FOR THE PERIOD FROM
              OCTOBER 8, 1998 (DATE OF INCEPTION) TO JUNE 30, 2000
                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                               FOR THE NINE   FOR THE NINE   FROM INCEPTION
                                               MONTHS ENDED   MONTHS ENDED         TO
                                                 JUNE 30,       JUNE 30,        JUNE 30,
                                                   2000           1999            2000
                                                   ----           ----            ----
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net loss                                         $(11,762)     $(21,643)       $(39,510)

Adjustments to reconcile net loss to net cash provided by operating activities:

 Capital contributions                              3,650            --           7,300
 Increase in accounts receivable                       --          (128)           (128)
 Increase in due from a director                      (44)           --             (44)
 Increase in accounts payable                         419         2,800           4,919
                                                 --------      --------        --------

Net cash (deficiency) from operations              (7,737)      (18,971)        (27,463)
                                                 --------      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Rights to Cigar King concept               --       (50,000)        (50,000)
                                                 --------      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                 --        77,750          77,750
                                                 --------      --------        --------

     Net Increase in Cash                          (7,737)        8,779             287

     Cash at Beginning of Period                    8,024            --              --
                                                 --------      --------        --------

 CASH AT END OF PERIOD                           $    287      $  8,779        $    287
                                                 ========      ========        ========

         The accompanying notes are an integral part of these unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

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

         Income Taxes

         On June 30, 2000 the Company had a net operating loss carry forward of $ 39,510. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is in the development stage and has not started operations. The net operating loss will expire in 2021.

         Earnings (Loss) per Share

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

                                  JUNE 30, 2000

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

                             CIGAR KING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                      (UNAUDITED - PREPARED BY MANAGEMENT)



5.       GOING CONCERN

         Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

To date the Company has not made a decision as to what type of kiosk it should either acquire of build nor has it decided upon the location of the kiosks. This is due to a lack of funds the Company has at the present time.

Liquidity and Capital Resources

The Company has virtual no capital resources at the present time to finance it project. The director might have to consider advance certain funds personally in order to provide working capital for the Company.


Results of Operations

The Company has had no revenues from operations since its inception.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CIGAR KING CORPORATION
                                  (Registrant)




      November 23, 2000                              /s/  "Steven Bruce
-----------------------------------         ------------------------------------
            Date                              Steven Bruce -President/Director