Form 10QSB
period 2001-03-31
CIGAR KING CORP
filed 2001-07-10
CIK 1074828

11

                                     UNITED
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          March  31,  2001
                                            ----------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  transition  period  from                          to

Commission  File  number          0-25541
                                  -------


                         CIGAR  KING  CORPORATION
                         ------------------------
             (Exact  name  of  registrant  as  specified  in  charter)


          Nevada                                       91-1948357
          ------                                       ----------
(State  or  other  jurisdiction of                    (I.R.S. Employer
incorporation  or  organization)                       Identification No.)

269  Robson  Place
Delta,  BC,  Canada                                        V4M  3P3
-------------------                                        --------
(Address  of  principal executive offices)                (Zip Code)

                           604-943-0468
               --------------------------------------
          Registrant's  telephone  number,  including  area  code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                       Outstanding  as  of  March  31,  2001
          ----------                    -------------------------------------
   Common  Stock,  $0.001  per share                  10,535,000

                                      INDEX





PART 1.                                                                          Page Number
-------                                                                       --------------

ITEM 1.  Financial Statements (unaudited)                                                  3
-------  ----------------------------------------------------  -----------------------------


         Balance Sheet as at March 31, 2001
         and September 30, 2000                                                            4
         ----------------------------------------------------  -----------------------------


         Statement of Operations
         For the three months ended March 31, 2001 and 2000,
         for the six months ended March 31, 2001 and 2000
         and for the period from October 8, 1998 (Date of
         Inception) to March 31, 2001                                                      5
         ----------------------------------------------------  -----------------------------


         Statement of Cash Flows
         For the six months ended March 31, 2001 and 2000
         and for the period from October 8, 1998 (Date of
         Inception) to March 31, 2001                                                      6
         ----------------------------------------------------  -----------------------------


         Notes to the Financial Statements                                                 7
         ----------------------------------------------------  -----------------------------


ITEM 2.  Plan of Operations                                                                9
-------  ----------------------------------------------------  -----------------------------




PART 11  SIGNATURES                                                                       10
-------  ----------------------------------------------------  -----------------------------

                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Cigar King Corporation (a development stage company) at March 31, 2001 and the statement of operations for the three and six months ended March 31, 2001 and 2000, and for the period from October 8, 1998 (date of inception) to March 31, 2001 and the statement of cash flow for the six months ended March 31, 2001 and 2000 and for the period from October 8, 1998 (date of inception) to March 31, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending September 30, 2001.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                                 BALANCE  SHEET

                     March 31, 2001  and September 30, 2000
                      (Unaudited - Prepared by Management)





                                                              March 31,    September 30,
                                                                2001            2000
                                                             -----------  ---------------

ASSETS

CURRENT ASSETS

     Bank . . . . . . . . . . . . . . . . . . . . . . . . .  $       13   $          160
                                                             -----------  ---------------

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . .  $       13   $          160
                                                             ===========  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable and accrued liabilities. . . . . . .  $   10,145   $        6,439
      Accounts payable - related parties. . . . . . . . . .         956              956
                                                             -----------  ---------------

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . .      11,101            7,395
                                                             -----------  ---------------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 10,535,000 shares issued and outstanding.      10,535           10,535

     Capital in excess of par value . . . . . . . . . . . .      70,865           74,515

     Deficit accumulated during the development stage . . .     (92,488)         (92,285)
                                                             -----------  ---------------

           Total Stockholders' Equity (Deficiency). . . . .     (11,088)          (7,235)
                                                             -----------  ---------------

                                                             $       13   $          160
                                                             ===========  ===============






     The accompanying notes are an integral part of these unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                            STATEMENT  OF  OPERATIONS

               For the three months ended March 31, 2001 and 2000 for the six months ended March 31, 2001 and 2000 and for the period from
              October 8, 1998 (Date of Inception) to March 31, 2001

                     (Unaudited  -  Prepared by Management)





                                          FOR THE       FOR THE       FOR THE       FOR THE
                                           THREE         THREE          SIX           SIX            FROM
                                           MONTHS        MONTHS        MONTHS        MONTHS         INCEPTION
                                            ENDED         ENDED         ENDED         ENDED            TO
                                         MARCH  31,     MARCH 31,     MARCH 31,      MARCH 31,       MARCH 31,
                                            2001          2000          2001           2000           2001
                                         ------------  ------------  ------------  -------------

SALES . . . . . . . . . . . . . . . . .  $         -   $         -   $         -   $          -   $          -
                                         ============  ------------  ------------  -------------  -------------

GENERAL  AND  ADMINISTRATIVE  EXPENSES:
     Loss of license. . . . . . . . . .            -             -             -              -         50,000
     Accounting and audit . . . . . . .          950         1,350         1,900          2,350         15,150
     Bank charges and interest. . . . .           16            22            35             44            311
     Consulting . . . . . . . . . . . .            -         1,400             -          2,900          6,850
     Filing fees. . . . . . . . . . . .            -             -           225            564          2,957
     Legal. . . . . . . . . . . . . . .            -            80             -             80          2,610
     Office and administrative
         expenses . . . . . . . . . . .            -           571           208          1,471          3,290
     Rent . . . . . . . . . . . . . . .            -         1,500             -          1,500          1,500
     Telephone. . . . . . . . . . . . .            -           750             -            750          1,200
     Transfer agent's fees. . . . . . .           56         1,218         1,484          1,218          6,120
     Travel . . . . . . . . . . . . . .            -             -             -              -          2,000
     Website fees . . . . . . . . . . .            -             -             -              -            500
                                         ------------  ------------  ------------  -------------  -------------

NET LOSS. . . . . . . . . . . . . . . .  $   ( 1,022)  $    (6,891)  $    (3,852)  $    (10,877)  $   ( 92,488)
                                         ============  ============  ============  =============  =============



NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . . . .  $         -   $         -   $         -   $          -
                                         ============  ============  ============  =============


AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . . .   10,535,000    10,535,000    10,535,000     10,535,000
                                         ============  ============  ============  =============




     The accompanying notes are an integral part of these unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                           STATEMENT  OF  CASH  FLOWS

    For the six months ended March 31, 2001 and 2000 and for the period from
              October 8, 1998 (Date of Inception) to March 31, 2001
                      (Unaudited - Prepared by Management)







                                             FOR THE SIX         For the Six             FROM INCEPTIONO
                                             MONTHS ENDED       Months Ended                    To
                                              MARCH 31,           March 31,                  March 31
                                                 2001                2000                      2001
                                            --------------  --------------------------  ----------------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net loss . . . . . . . . . . . . . . . . .  $      (3,852)  $                 (10,877)  $       (92,488)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in current assets and liabilities:
 Capital contributions - expenses. . . . .              -                       3,650             3,650
 Accounts payable - related parties. . . .              -                         (44)              956
 Accounts payable. . . . . . . . . . . . .          3,705                         100            10,145
                                            --------------  --------------------------  ----------------

Net cash (deficiency) from operations. . .           (147)                     (7,171)          (77,737)
                                            --------------  --------------------------  ----------------

CASH FLOWS FROM INVESTING    ACTIVITIES:
                                                        -                           -                 -
                                            --------------  --------------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock . .              -                           -            77,750
                                            --------------  --------------------------  ----------------

     Net Increase in Cash. . . . . . . . .           (147)                     (7,171)               13

     Cash at Beginning of Period . . . . .            160                       8,024                 -
                                            --------------  --------------------------  ----------------

 CASH AT END OF PERIOD . . . . . . . . . .  $          13   $                     853   $            13
                                            ==============  ==========================  ================






     The accompanying notes are an integral part of these unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 March 31, 2001

                      (Unaudited - Prepared by Management)


1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on October 8, 1998 with the authorized common shares of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of engaging in quality cigar sales. No operations have been started.

Since its inception the Company has completed Regulation D offerings of 10,035,000 of its common capital stock for cash.

The  Company  is  in  the  development  stage.


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

     On March 31, 2001 the Company had a net operating loss carry forward of $92,488. The tax benefit of $27,746 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is in the development stage and has not started operations. The net operating loss will expire in 2022.

Earnings  (Loss)  per  Share
----------------------------

     Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 March 31, 2001
                      (Unaudited - Prepared by Management)


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Cash  and  Cash  Equivalents
----------------------------

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

Comprehensive  Income
---------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including cash and accounts payable are considered by management to be their estimated fair values.

Estimates  and  Assumptions
---------------------------

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


3.     RELATED  PARTY  TRANSACTIONS

     Related  parties  acquired  43%  of  the  common  stock  issued.

4.     GOING  CONCERN

     Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

                          ITEM 2.   PLAN OF OPERATIONS


The Company has not developed its original concept of operating cigar kiosks in the Greater Vancouver, British Columbia area. The funds are not available for it to build its first kiosk and therefore the Company has not been able to pursue its concept.

Liquidity  and  Capital  Resources
----------------------------------

No  funds are on hand to undertake the cigar kiosk concept.   The directors have
been personally advancing funds to the Company in order to meet its current obligations.

Results  of  Operations
-----------------------

The  Company  has  had  no  revenues  from  operations  since  its  inception.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CIGAR KING CORPORATION
                                (Registrant)




          June  29,  2001                    /s/  "Michael  J.  Kennaugh"
     --------------------                    ----------------------------
              Date                         Michael  Kennaugh  -  Director