Form 10KSB
period 2000-09-30
CIGAR KING CORP
filed 2002-06-07
CIK 1074828

2

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
        For  the  fiscal  year  ended               September  30,  2000
                                                    --------------------
(  )     TRANSACTION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
         For  the  transaction  period  from               to

         Commission  File  number          0001074828
                                           ----------

                    CIGAR  KING  CORPORATION
                    ------------------------
       (Exact  name  of  registrant  as  specified  in  charter)

          Nevada                              91-1948357
          ------                              ----------
State or other jurisdiction of incorporation (I.R.S. Employee I.D. No.) or organization

825  -  1200  West  73rd  Avenue
Vancouver,  BC,  Canada                              V6P  6G5
-----------------------                              --------
(Address  of  principal  executive offices)          (Zip Code)

Issuer's  telephone  number,  including  area  code            1-604-267-1100
                                                        ---------------------

Securities  registered  pursuant  to  section  12  (b)  of  the  Act:

Title of each share                    Name of each exchange on which registered
    None                                              None
----------------                              --------------------

Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:

     None
     ----
(Title  of  Class)

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

As at September 30, 2000, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of September 30, 2000, the Company has 10,535,000 shares of common stock issued and outstanding.

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

NONE

                                TABLE OF CONTENTS



PART  1
-------
                                                     Page
                                                     ----





ITEM 1..  DESCRIPTION OF BUSINESS                                                                                             4

ITEM 2..  DESCRIPTION OF PROPERTY                                                                                             4

ITEM 3..  LEGAL PROCEEDINGS                                                                                                   5

ITEM 4..  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                                                 5

PART II
--------


ITEM 5..  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                                            5


ITEM 6..  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                                           5

ITEM 7..  FINANCIAL STATEMENTS                                                                                                6


ITEM 8..  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                6

PART III
--------



ITEM 9..  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT   6

ITEM 10.  EXECUTIVE COMPENSATION                                                                                              9

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT                                                       9

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                     10

PART IV
--------

ITEM 13.  EXHIBITS                                                                                                           11






                                     PART 1


                        ITEM 1.  DESCRIPTION OF BUSINESS


HISTORY  AND  ORGANIZATION

Cigar King Corporation, a Nevada corporation (the "Company"), was incorporated on October 8, 1998. The Company has no subsidiaries and no affiliated companies. The Company's executive offices are located at Suite 825 - 1200 West 73rd Avenue, British Columbia, Canada, V6P 6G5.

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at September 30, 2000 there were 10,535,000 shares outstanding.

On November 24, 1998 the Company acquired the exclusive rights to market high quality cigars through a climate controlled kiosk merchandise display case, known as the King Climate Control, by the payment of $50,000. The purchase price was written off during 2000 because the value of the license has been determined by management to have no value.
..


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



                            ITEM 3. LEGAL PROCEEDINGS


There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.



          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended September 30, 2000.

                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at September 30, 2000 the Company had 37 shareholders.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

The Company was incorporated on October 8, 1998 under the laws of the State of Nevada. The Company's articles of incorporation currently provide that the
Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at September 30, 2000 there were 10,535,000 shares outstanding.

Liquidity  and  Capital  Resources
----------------------------------

As at September 30, 2000, the Company had $160 of assets, and $7,395 of liabilities, including cash or cash equivalents amounting to $160.

The Company has no contractual obligations for either lease premises or employment agreements.

Results  of  Operations
-----------------------

The  Company  has  had  no  revenues  from  operations  since  its  inception.



                          ITEM 7.  FINANCIAL STATEMENTS


The financial statements of the Company are included following the signature page to this Form 10-SB.


      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to September 30, 2000 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


The following table sets forth as of September 30, 2000, the name, age, and position of each executive officers and directors and the term of office of each director of the Company.






                                   Term as
                                   Director
Name                                 Age         Position Held       Since
---------------------------------  --------  ----------------------  -----
  Steven Bruce. . . . . . . . . .        42  President and Director   1998

  Michael Kennaugh. . . . . . . .        58  Secretary Treasurer      1998
                                              And Director

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

STEVEN BRUCE graduated from Simon Fraser University in 1981 with a Bachelor of Commerce degree in Economics. Since graduation he has been employed with New Generation Power Corp. as Vice-President and Chief Operational Officer. While employed with New Generation Power his duties included power contract negotiation, project financing and administration over all aspects of the accounting and financial functions. Subsequently Mr. Bruce became Vice-President and Chief Financial Officer of Newgen Environmental Systems Inc., a company listed on the Alberta Stock Exchange ("Exchange") in Calgary, Alberta, Canada, and specialized in all aspects of the development of the company and in compliance reporting with the Exchange.

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

The following table sets forth as at September 30, 2000, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                    Position               Report  to  be  Filed
----                    --------               ---------------------

Steven  Bruce         President  and  Director            Form  3

Michael  Kennaugh     Secretary  Treasurer  and           Form  3
                      Director

                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended September 30, 2000.

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



     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as at September 30, 2000, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.






Name and Address                        Amount
of Beneficial                         Nature of    of Beneficial    Percent
Owner                                Ownership(1)    Ownership     of Class
-----------------------------------  ------------  --------------  ---------
       STEVEN BRUCE
       269 Robson Place
       Delta, British Columbia
       Canada, V4M 3P3. . . . . . .  Direct            2,500,000      23.73%

       MICHAEL WOLF (11)
       2101 - 1238 Melville Street
       Vancouver, British Columbia
       Canada, V3R 2L1. . . . . . .  Direct            1,500,000      14.24%

       MICHAEL KENNAUGH
       42 - 2951Panorama Drive
       Coquitlam, British Columbia.  Direct              500,000       4.75%
       Canada, V3E 2W3. . . . . . .

       All Officers and Directors
       as a Group ( 3 persons ) . .  Direct            3,000,000      28.48%




(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(11)     Former  Director  and  Officer  of  the  Company.



            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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


                                     PART IV


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a)  (1)        FINANCIAL  STATEMENTS.

The  following  financial  statements  are  included  in  this  report:

Title  of  Document                                                         Page
-------------------                                                         ----

Report  of  Andersen,  Andersen  &  Strong,  Certified  Public  Accountants   13

Balance  Sheet  as  at  September  30, 2000                                   14

Statement  of  Operations  for  the  period  from  October  8,  1998  (Date  of
     Inception)  to  September  30,  2000                                     15


Statement  in  Changes  in  Stockholders'  Equity  for the period from
     October 8, 1998 (Date of Inception) to September 30, 2000                16

Statement  of  Cash  Flows  for  the  period  from  October  8,  1998  (Date  of
     Inception)  to  September  30,  2000                                     17

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


                              CIGAR  KING  CORPORATION



Date:     June  6,  2002                    By:  //s//  "Michael  J.  Kennaugh"
                                            -----------------------------------
                              Michael  J.  Kennaugh,  Secretary  Treasurer
                                   and  Director

ANDERSEN  ANDERSEN  &  STRONG,  L.C.           941  East  3300South,  Suite  220
Certified  Public Accountants and Business Consultants     SaltLake  City,  Utah
Member  SEC  Practice  Section  of  the  AICPA                             84106
                                                           Telephone801-486-0096
                                                               Fax  801-486-0098

Board  of  Directors
Cigar  King  Corporation
Vancouver  B.  C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Cigar King Corporation (development stage company) at September 30, 2000, and the statement of operations, stockholders' equity, and cash flows for the year ended September 30, 2000 and the period October 8, 1998 (date of inception) to September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cigar King Corporation at September 30, 2000, and the results of operations, and cash flows for the period October 8, 1998 (date of inception) to September 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt  Lake  City, Utah                         /s/  "Andersen Andersen & Strong"
January  12,  2001

                             CIGAR KING CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000





ASSETS

CURRENT ASSETS

      CASH. . . . . . . . . . . . . . . . . . . . . .  $     160
                                                       ----------

             TOTAL CURRENT ASSETS . . . . . . . . . .        160
                                                       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      ACCOUNTS PAYABLE - RELATED PARTIES. . . . . . .  $     956
      ACCOUNTS PAYABLE. . . . . . . . . . . . . . . .      6,439
                                                       ----------

            TOTAL CURRENT LIABILITIES . . . . . . . .      7,395
                                                       ----------

STOCKHOLDERS' EQUITY

COMMON STOCK

      200,000,000 SHARES AUTHORIZED, AT $0.001 PAR
      VALUE; 10,535,000 SHARES ISSUED AND OUTSTANDING     10,535

CAPITAL IN EXCESS OF PAR VALUE. . . . . . . . . . . .     74,515

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE. . .    (92,285)
                                                       ----------

TOTAL STOCKHOLDERS'DEFICIENCY . . . . . . . . . . . .     (7,235)
                                                       ----------

                                                       $     160
                                                       ==========











    The accompanying notes are an integral part of these financial statements

                             CIGAR KING CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
              FOR THE YEAR ENDED SEPTEMBER 30, 2000 AND THE PERIOD
              OCTOBER 8, 1998 TO SEPTEMBER 30, 1999 AND THE PERIOD OCTOBER 8 , 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2000





                                                                 OCT 8, 1998 TO
                                      SEPT 30         SEPT 30     SEPTEMBER 30,
                                         2000            1999             2000
                              ----------------  --------------  ---------------

REVENUES . . . . . . . . . .  $             -   $           -   $            -

EXPENSES

    ADMINISTRATIVE . . . . .           14,537          27,748           42,285
    LICENSE EXPENSE - NOTE 3           50,000               -           50,000
                              ----------------  --------------  ---------------

NET LOSS . . . . . . . . . .  $      ( 54,537)  $     (27,748)  $      (92,285)
                              ================  ==============  ===============


NET LOSS PER COMMON SHARE

      BASIC. . . . . . . . .  $             -   $           -
                              ================  ==============


AVERAGE OUTSTANDING SHARES

       BASIC . . . . . . . .       10,535,000       9,201,000
                              ================  ==============





















   The accompanying notes are an integral part of these financial statements.

                             CIGAR KING CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD OCTOBER 8,1998 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 2000






                                                                      Capital in
                                               Common       Stock      Excess of     Accumulated
                                               Shares      Amount      Par Value       Deficit
                                             ----------  -----------  ------------  -------------
BALANCE OCTOBER 8, 1998(date of inception).           -  $         -  $          -  $          -

Issuance of common shares for cash at
     $0.002 - November 20, 1998 . . . . . .   4,500,000        4,500         4,500             -

Issuance of common shares for cash at
     $0.01 - November 25, 1998. . . . . . .   6,000,000        6,000        54,000             -

Issuance of common shares for cash at
     $0.25 - December 4, 1998 . . . . . . .      35,000           35         8,715             -

Capital contributions - expenses. . . . . .           -            -         3,650             -

Net operating loss for the period
     October 8, 1998 to September 30, 1999.           -            -   -         -       (27,748)
                                             ----------  -----------  ------------  -------------

BALANCE SEPTEMBER 30, 1999. . . . . . . . .  10,535,000       10,535        70,865       (27,748)

Capital contributions - expenses. . . . . .           -            -         3,650             -

Net operating loss for the year ended
     September 30, 2000 . . . . . . . . . .           -   -        -             -       (64,537)
                                             ----------  -----------  ------------  -------------

BALANCE SEPTEMBER 30, 2000. . . . . . . . .  10,535,000  $    10,535  $     74,515  $    (92,285)
                                             ==========  ===========  ============  =============
















   The accompanying notes are an integral part of these financial statements.

                             CIGAR KING CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
              FOR THE YEAR ENDED SEPTEMBER 30, 2000 AND THE PERIOD
              OCTOBER 8, 1998 TO SEPTEMBER 30, 1999 AND THE PERIOD
            OCTOBER 8, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2000






                                                SEPT 30    Sept 30      Oct 8, 1998 to
                                                 2000       1999      September 30, 2000
                                               ---------  ---------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss. . . . . . . . . . . . . . . . . . .  $(64,537)  $(27,748)  $           (92,285)

Adjustments to reconcile net loss to
      net cash provided by operating
      activities:

Changes in current assets and
      liabilities:
      Accounts receivable . . . . . . . . . .       128       (128)                    -
      Accounts payable. . . . . . . . . . . .     2,895      4,500                 7,395
      Capital contributions - expenses. . . .     3,650      3,650                 7,300
      Valuation of license agreement - Note 3    50,000          -                50,000
                                               ---------  ---------  --------------------

Net Cash Used in Operations . . . . . . . . .    (7,864)   (19,726)              (19,726)
                                               ---------  ---------  --------------------

CASH FLOWS FROM INVESTING
    ACTIVITIES

    Purchase of license agreement - Note 3. .         -    (50,000)              (50,000)
                                               ---------  ---------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from issuance of
      common stock. . . . . . . . . . . . . .         -     77,750                77,750
                                               ---------  ---------  --------------------

Net Increase (Decrease) in Cash . . . . . . .    (7,864)     8,024                   160

Cash at Beginning of Period . . . . . . . . .     8,024          -                     -
                                               ---------  ---------  --------------------

Cash at End of Period . . . . . . . . . . . .  $    160   $  8,024   $               160
                                               =========  =========  ====================





SCHEDULE  OF  NONCASH  FLOWS  FROM  OPERATING  ACTIVITIES





    Capital contributions - expenses           $  3,650     $3,650                $7,300
                                               ========     ======                ======







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

The  Company  was  organized for the purpose of engaging in quality cigar sales.
During 1998 the Company purchased the right to use the name "Cigar King" to market high quality cigars. (see note 3).

Since its inception the Company has completed private placements of 6,035,000 shares of its common capital stock for cash.

The  Company  is  in  the  development  stage.


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  adopted  a  policy  regarding  payment  of  dividends.

Income  Taxes
-------------

On September 30, 2000, the Company had a net operating loss carry forward of $92,285. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2020.

Earning  (Loss)  Per  Share
---------------------------

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

                             CIGAR KING CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Financial  Instruments
----------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

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

3.     PURCHASE  OF  RIGHTS  TO  CIGAR  KING  CONCEPT

On November 24, 1998 the Company purchased the exclusive rights to use the name "Cigar King" to market high quality cigars through a climate controlled kiosk merchandise display case, by the payment of $50,000. The purchase price was expensed during 2000 because the value of the license has been determined by management to have no value.

4.     RELATED  PARTY  TRANSACTIONS

Related  parties  have  acquired  43%  of  the  common  stock.

5.     GOING  CONCERN

The company does not have the working capital to service its debt and for any future planned activity.

The Company's management believes they can obtain the necessary working capital needed to pay its debt and for any future planned activity by receiving long term loans from officers, and by additional equity funding which enable the Company to operate for the coming year.