Form 10QSB
period 2000-12-31
CIGAR KING CORP
filed 2002-06-10
CIK 1074828

8

                                     UNITED
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          December  31,  2000
                                            -------------------

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

                              604-267-1100
               --------------------------------------
           Registrant's  telephone  number,  including  area  code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                      Outstanding  as  of  December  31,  2000
          ----------                    ----------------------------------------
  Common  Stock,  $0.001  per share                  10,535,000

                                      INDEX



                                                                            Page
PART 1.                                                                   Number
                                                                          ------

     ITEM  1.     Financial  Statements  (unaudited)                           3

               Balance  Sheet  as  at  December  31,  2000
      and  September  30,  2000                                                4

               Statement  of  Operations
                  For  the  three  months  ended  December  31,  2000  and 1999, and  for  the  period  from  October  8,  1998  (Date  of
                     Incorporation)  to  December  31,  2000         .
                                                                               5

               Statement  of  Cash  Flows
                  For  the  three  months  ended  December  31,  2000  and  1999
                  And  for  the  period  from  October  8,  1998  (Date  of
                           Incorporation)  to  December  31,  2000             6
     Notes  to  the  Financial  Statements                                     7

     ITEM  2.     Plan  of  Operations                                        10


PART  11          Signatures                                                  11

                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Cigar King Corporation (a development stage company) at December 31, 2000 and 1999 and the statement of operations for the three months ended December 31, 2000 and 1999, and for the period from October 8, 1998 (date of incorporation) to December 31, 2000 and the statement of cash flow for the three months ended December 31, 2000 and 1999 and for the period from October 8, 1998 (date of incorporation) to December 31, 2000 have been prepared by the Company's management in conformity with generally accepted accounting principles in United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended December 31, 2000, are not necessarily indicative of the results that can be expected for the year ending September 30, 2000.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                                 BALANCE  SHEET

                    December 31, 2000  and September 30, 2000
                      (Unaudited - Prepared by Management)





                                                             DECEMBER 31,    September 30,
                                                                 2000            2000
                                                            --------------  ---------------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $          29   $          160
                                                            --------------  ---------------

                                                            $          29   $          160
                                                            ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable and accrued liabilities . . . . . .  $       9,139   $        6,440
      Accounts payable - related parties . . . . . . . . .            956              956
                                                            --------------  ---------------

                                                                   10,095            7,396
                                                            --------------  ---------------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 10,535,000 shares issued and outstanding         10,535           10,535

     Capital in excess of par value. . . . . . . . . . . .         74,515           74,515

     Deficit accumulated during the development stage. . .        (95,116)         (92,280)
                                                            --------------  ---------------

           Total Stockholders' Equity. . . . . . . . . . .        (10,066)          (7,236)
                                                            --------------  ---------------

                                                            $          29   $          160
                                                            ==============  ===============










     The accompanying notes are an integral part of these unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                            STATEMENT  OF  OPERATIONS

              For the three months ended December 31, 2000 and 1999
  For the three months ended December 31, 2000 and 1999 and for the period from October 8, 1998 (Date of Inception) to December 31, 2000

                     (Unaudited  -  Prepared by Management)





                                          FOR THE THREE    For the Three
                                             MONTHS           Months        FROM INCEPTION
                                              ENDED            Ended              TO
                                          DECEMBER 31,     December 31,      DECEMBER 31,
                                              2000             1999              2000
                                         ---------------  ---------------  ----------------
SALES . . . . . . . . . . . . . . . . .  $            -   $            -   $             -
                                         ===============  ---------------  ----------------

GENERAL  AND  ADMINISTRATIVE  EXPENSES:

      Loss of license . . . . . . . . .               -                -            50,000
     Accounting and audit . . . . . . .             950            1,000            14,200
     Bank charges and interest. . . . .              19               22               295
     Consulting . . . . . . . . . . . .               -            1,500             8,250
     Filing fees. . . . . . . . . . . .             225              564             2,957
     Legal. . . . . . . . . . . . . . .               -                -             2,610
     Office and administrative expenses             208              900             3,290
     Rent . . . . . . . . . . . . . . .               -                -             3,000
     Telephone. . . . . . . . . . . . .               -                -             1,950
     Transfer agent's fees. . . . . . .           1,428                -             6,064
     Travel . . . . . . . . . . . . . .               -                -             2,000
     Website fees . . . . . . . . . . .               -                -               500
                                         ---------------  ---------------  ----------------

NET LOSS. . . . . . . . . . . . . . . .  $      ( 2,830)  $       (3,986)  $      ( 95,116)
                                         ===============  ===============  ================



NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . . . .  $            -   $            -
                                         ===============  ===============



AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . . .      10,535,000       10,535,000
                                         ===============  ===============







     The accompanying notes are an integral part of these unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                           STATEMENT  OF  CASH  FLOWS

  For the three months ended December 31, 2000 and 1999 and for the period from
            October 8, 1998 (Date of Inception) to December 31, 2000
                      (Unaudited - Prepared by Management)






                                                                                      FOR THE
                                                                                       THREE             For the
                                                                                    MONTHS ENDED    Three Months Ended
                                                                                      DECEMBER           December
                                                                                      31,2000            31,1999
                                                                                   --------------  --------------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (2,830)  $            (3,986)

Adjustments to reconcile net loss to  net cash provided by operating  activities:

Changes in current assets and liabilities:
 Capital contributions - expenses . . . . . . . . . . . . . . . . . . . . . . . .              -                     -
 Accounts payable - related parties . . . . . . . . . . . . . . . . . . . . . . .              -                     -
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,699                (1,250)
                                                                                   --------------  --------------------

Net cash (deficiency) from operations . . . . . . . . . . . . . . . . . . . . . .           (131)               (5,236)
                                                                                   --------------  --------------------

CASH FLOWS FROM INVESTING    ACTIVITIES:

Purchase of Rights to Cigar King concept. . . . . . . . . . . . . . . . . . . . .              -                     -
                                                                                   --------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . . . . .              -                     -
                                                                                   --------------  --------------------

     Net Increase in Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (131)               (5,236)

     Cash at Beginning of Period. . . . . . . . . . . . . . . . . . . . . . . . .            160                 8,024
                                                                                   --------------  --------------------

 CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          29   $             2,788
                                                                                   ==============  ====================



                                                                                        FROM
                                                                                    INCEPTION TO
                                                                                      DECEMBER
                                                                                      31,2000
                                                                                   --------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (95,116)

Adjustments to reconcile net loss to  net cash provided by operating  activities:

Changes in current assets and liabilities:
 Capital contributions - expenses . . . . . . . . . . . . . . . . . . . . . . . .          7,300
 Accounts payable - related parties . . . . . . . . . . . . . . . . . . . . . . .            956
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,139
                                                                                   --------------

Net cash (deficiency) from operations . . . . . . . . . . . . . . . . . . . . . .        (77,721)
                                                                                   --------------

CASH FLOWS FROM INVESTING    ACTIVITIES:

Purchase of Rights to Cigar King concept. . . . . . . . . . . . . . . . . . . . .              -
                                                                                   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . . . . .         77,750
                                                                                   --------------

     Net Increase in Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .             29

     Cash at Beginning of Period. . . . . . . . . . . . . . . . . . . . . . . . .              -
                                                                                   --------------

 CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          29
                                                                                   ==============























     The accompanying notes are an integral part of these unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                December 31, 2000

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

Income  Taxes
-------------

     On December 31, 2000 the Company had a net operating loss carry forward of $95,116. The tax benefit of $28,535 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is in the development stage and has not started operations. The net operating loss will expire in 2022.

Earnings  (Loss)  per  Share
----------------------------

     Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                December 31, 2000

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

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                December 31, 2000

                      (Unaudited - Prepared by Management)



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

                          ITEM 2.   PLAN OF OPERATIONS


To date the Company has not made a decision as to what type of kiosk it should either acquire or build nor has it decided upon the location of the kiosks. This is due to a lack of funds the Company has at the present time.

Liquidity  and  Capital  Resources
----------------------------------

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


                             CIGAR KING CORPORATION
                                (Registrant)




        June  6,  2002                    /s/  "Michael  J.  Kennaugh"
     -----------------                    ----------------------------
            Date                    Michael  J.  Kennaugh  -  Director