Form 10QSB
period 2001-06-30
CIGAR KING CORP
filed 2002-06-10
CIK 1074828

2

                                     UNITED
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

          For  the  quarterly  period  ended          June  30,  2001
                                                      ---------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                      Outstanding  as  of  June  30,  2001
          ----------                    ------------------------------------
   Common  Stock,  $0.001  per share                  10,535,000

                                      INDEX







                                                                          PAGE
                                                                         NUMBER
                                                           -----------------------------------
PART 1.
ITEM1 . . .  Financial Statements                                 .          3

             Balance Sheet as at June 30, 2001
              and September 30, 2000 . . . . . . . . . . . . . .             4

             Statement of Operations
              For the three months ended June 30, 2001 and 2000,
              for the nine months ended June 30, 2001 and 2000
              and for the period from October 8,1998 (Date of
              Inception) to June 30, 2001. . . . . . .                       5

             Statement of Cash Flows
              For the six months ended June 30, 2001 and 2000
              and for the period from October 8,1998 (Date of
              Inception) to June 30, 2001. . . . . . . . . . . .             6

             Notes to Financial Statements .  . . . . . .                    7

ITEM 2.      Plan of Operations                                              9

PART 11.. . .Signatures                                                     10


                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Cigar King Corporation (a development stage company) at June 30, 2001 and the statement of operations for the three and nine months ended June 30, 2001 and 2000, and for the period from October 8, 1998 (date of inception) to June 30, 2001 and the statement of cash flow for the nine months ended June 30, 2001 and 2000 and for the period from October 8, 1998 (date of inception) to June 30, 2001 have been prepared by the Company's management in conformity with accounting principles accepted in United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ending September 30, 2001.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                                 BALANCE  SHEET

                      June 30, 2001  and September 30, 2000
                      (Unaudited - Prepared by Management)





                                                              JUNE 30,     September 30,
                                                                2001           2000
                                                             -----------  ---------------
ASSETS

CURRENT ASSETS

     Bank . . . . . . . . . . . . . . . . . . . . . . . . .  $       19   $          160
                                                             -----------  ---------------

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . .  $       19   $          160
                                                             ===========  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable and accrued liabilities. . . . . . .  $   11,017   $        6,439
      Accounts payable - related parties. . . . . . . . . .       1,205              956
                                                             -----------  ---------------

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . .      12,222            7,395
                                                             -----------  ---------------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 10,535,000 shares issued and outstanding.      10,535           10,535

     Capital in excess of par value . . . . . . . . . . . .      74,515           74,515

     Deficit accumulated during the development stage . . .     (97,253)         (92,285)
                                                             -----------  ---------------

           Total Stockholders' Equity (Deficiency). . . . .     (12,203)          (7,235)
                                                             -----------  ---------------

                                                             $       19   $          160
                                                             ===========  ===============






     The accompanying notes are an integral part of these unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                            STATEMENT  OF  OPERATIONS

               For the three months ended June 30, 2001 and 2000, for the nine months ended June 30, 2001 and 2000 and for the period from
              October 8, 1998 (Date of Inception) to June 30, 2001

                     (Unaudited  -  Prepared by Management)





                                         FOR THE          FOR THE
                                         FOR THE THREE    FOR THE THREE    NINE          NINE
                                         MONTHS           MONTHS           MONTHS        MONTHS         FROM INCEPTION
                                         ENDED            ENDED            ENDED         ENDED          TO
                                         JUNE 30,         JUNE 30,         JUNE 30,      JUNE 30,       JUNE 30,
                                         2001             2000             2001          2000           2001
                                         ---------------  ---------------  ------------  -------------  ----------------

SALES . . . . . . . . . . . . . . . . .  $            -   $            -   $         -   $          -   $             -
                                         ===============  ---------------  ------------  -------------  ----------------

GENERAL  AND  ADMINISTRATIVE  EXPENSES:
     Loss of license. . . . . . . . . .               -                -             -              -            50,000
     Accounting and audit . . . . . . .             950              250         2,850          2,600            16,100
     Bank charges and interest. . . . .              19               18            54             62               330
     Consulting . . . . . . . . . . . .               -                -             -          2,900             8,250
     Filing fees. . . . . . . . . . . .               -              323           225            887             2,957
     Legal. . . . . . . . . . . . . . .               -                -             -             80             2,610
     Office and administrative
         expenses . . . . . . . . . . .              88               69           297          1,540             3,378
     Rent . . . . . . . . . . . . . . .               -                -             -          1,500             3,000
     Telephone. . . . . . . . . . . . .               -                -             -            750             1,950
     Transfer agent's fees. . . . . . .              58              225         1,542          1,443             6,178
     Travel . . . . . . . . . . . . . .               -                -             -              -             2,000
     Website fees . . . . . . . . . . .               -                -             -              -               500
                                         ---------------  ---------------  ------------  -------------  ----------------

NET LOSS. . . . . . . . . . . . . . . .  $      ( 1,115)  $         (885)  $    (4,968)  $    (11,762)  $      ( 97,253)
                                         ===============  ===============  ============  =============  ================


NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . . . .  $            -   $            -   $         -   $          -
                                         ===============  ===============  ============  =============

AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . . .      10,535,000       10,535,000    10,535,000     10,535,000
                                         ===============  ===============  ============  =============




     The accompanying notes are an integral part of these unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                           STATEMENT  OF  CASH  FLOWS

    For the nine months ended June 30, 2001 and 2000 and for the period from
              October 8, 1998 (Date of Inception) to June 30, 2001
                      (Unaudited - Prepared by Management)







                                                                                   FOR THE     For the
                                                                                   NINE        Nine        FROM
                                                                                   MONTHS      Months      INCEPTION
                                                                                   ENDED       Ended       TO
                                                                                   JUNE 30,    June 30,    JUNE 30,
                                                                                        2001        2000         2001
                                                                                   ----------  ----------  -----------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (4,968)  $ (11,762)  $  (97,253)

Adjustments to reconcile net loss to  net cash provided by operating  activities:

Changes in current assets and liabilities:
 Capital contributions - expenses . . . . . . . . . . . . . . . . . . . . . . . .          -       3,650        7,300
 Accounts payable - related parties . . . . . . . . . . . . . . . . . . . . . . .        249         (44)       1,205
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,578         419       11,017
                                                                                   ----------  ----------  -----------

Net cash (deficiency) from operations . . . . . . . . . . . . . . . . . . . . . .       (141)     (7,737)     (77,731)
                                                                                   ----------  ----------  -----------

CASH FLOWS FROM INVESTING    ACTIVITIES:
                                                                                           -           -            -
                                                                                   ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . . . . .          -           -       77,750
                                                                                   ----------  ----------  -----------

     Net Increase (Decrease) in Cash. . . . . . . . . . . . . . . . . . . . . . .       (141)     (7,737)          19

     Cash at Beginning of Period. . . . . . . . . . . . . . . . . . . . . . . . .        160       8,024            -
                                                                                   ----------  ----------  -----------

 CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      19   $     287   $       19
                                                                                   ==========  ==========  ===========

     The accompanying notes are an integral part of these unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  June 30, 2001

                      (Unaudited - Prepared by Management)


1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on October 8, 1998 with the authorized common shares of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of engaging in quality cigar sales. No operations have been started.

Since its inception the Company has completed Regulation D offerings of 10,535,000 of its common capital stock for cash.

The  Company  is  in  the  development  stage.


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

     On June 30, 2001 the Company had a net operating loss carry forward of $97,253. The tax benefit of $29,176 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is in the development stage and has not started operations. The net operating loss will expire in 2022.

Earnings  (Loss)  per  Share
----------------------------

     Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  June 30, 2001

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


                             CIGAR KING CORPORATION
                                (Registrant)




          August  20,  2001                    /s/  "Michael  J.  Kennaugh"
     ----------------------                    ----------------------------
                Date                         Michael  Kennaugh  -  Director