Form 10KSB
period 2001-09-30
CIGAR KING CORP
filed 2002-06-10
CIK 1074828

21

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
        For  the  fiscal  year  ended               September  30,  2001
                                                    --------------------
(  )     TRANSACTION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
         For  the  transaction  period  from               to

         Commission  File  number          0001074828
                                           ----------

                    CIGAR  KING  CORPORATION
                    ------------------------
      (Exact  name  of  registrant  as  specified  in  charter)

          Nevada                              91-1948357
          ------                              ----------
State or other jurisdiction of incorporation (I.R.S. Employee I.D. No.) or organization

42  -  2951  Panorama  Drive
Coquitlam,  BC,  Canada                              V3E  2W3
-----------------------                              --------
(Address  of  principal  executive offices)          (Zip Code)

Issuer's  telephone  number,  including  area  code            1-604-941-4244
                                                        ---------------------

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

As at September 30, 2001, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of September 30, 2001, the Company has 10,535,000 shares of common stock issued and outstanding.

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

NONE

                                TABLE OF CONTENTS



PART  1
-------
                                                                           Page
                                                                           ----





ITEM 1..  DESCRIPTION OF BUSINESS                                                                                             4

ITEM 2..  DESCRIPTION OF PROPERTY                                                                                             4

ITEM 3..  LEGAL PROCEEDINGS                                                                                                   4

ITEM 4..  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                                                 5

PART II
--------


ITEM 5..  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                                            5


ITEM 6..  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                                           5

ITEM 7..  FINANCIAL STATEMENTS                                                                                                6


ITEM 8..  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                6

PART III
--------



ITEM 9..  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT   6

ITEM 10.  EXECUTIVE COMPENSATION                                                                                              9

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT                                                       9

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                     10

PART IV
--------

ITEM 13.  EXHIBITS                                                                                                           11






                                     PART 1


                        ITEM 1.  DESCRIPTION OF BUSINESS


HISTORY  AND  ORGANIZATION

Cigar King Corporation, a Nevada corporation (the "Company"), was incorporated on October 8, 1998. The Company has no subsidiaries and no affiliated
companies.   The  Company's  executive  offices are located at 42 - 2951 Panorma
Drive,  Coquitlam,  British  Columbia,  Canada,  V3E  2W3.

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at September 30, 2001 there were 10,535,000 shares outstanding.

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

If the kiosk is a free standing humidor it will be approximately 76 inches in height, 31 inches in width and 32 inches in depth. It will weigh approximately 500 pounds and be purified deionized water cooled to maintain the freshness of the cigars. In addition, it is anticipated the free standing humidor will have a digital readout, a $5, $10 and $20 bill validation system and credit card validation system - Mastercard, Visa and American Express. The selection of cigars will be displayed at the front of the kiosk and a numbered coding system will allow for selection.

The employee-manned kiosk will be larger in design than that of the free standing humidor since it will have a larger selection of cigars and offer for sale various cigar accessories. This type of kiosk will be designed in such a way as to create a pleasant looking effect upon the surrounding area and can be located in areas not normally large enough for regular retail space.

OFFICES

The Company's executive offices are located at 42 - 2951 Panorama Drive, Coquitlam, British Columbia, Canada, V3E 2W3. The office is located in premises which are used by the President of the Company for other business interests. There is no charge to the Company for using this office.

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



          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended September 30, 2001.

                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at September 30, 2001 the Company had 37 shareholders.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

The Company was incorporated on October 8, 1998 under the laws of the State of Nevada. The Company's articles of incorporation currently provide that the
Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at September 30, 2001 there were 10,535,000 shares outstanding.

Liquidity  and  Capital  Resources
----------------------------------

As at September 30, 2001, the Company had $2 of assets, and $14,473 of liabilities, including cash or cash equivalents amounting to $2.

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


      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to September 30, 2001 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


The following table sets forth as of September 30, 2001, the name, age, and position of each executive officers and directors and the term of office of each director of the Company.






                                   Term as
                                   Director
Name. . . . . . . . . . . . . . .  Age       Position Held           Since
---------------------------------  --------  ----------------------  -----

  Steven Bruce. . . . . . . . . .        43  President and Director   1998

  Michael Kennaugh. . . . . . . .        59  Secretary Treasurer      1998
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

The following table sets forth as at September 30, 2001, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                    Position               Report  to  be  Filed
----                    --------               ---------------------

Steven  Bruce          President  and  Director        Form  3

Michael  Kennaugh      Secretary  Treasurer  and       Form  3
                       Director


                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended September 30, 2001.

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



     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as at September 30, 2001, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.






Name and Address. . . . . . . . . .  Amount
of Beneficial . . . . . . . . . . .  Nature of     of Beneficial   Percent
Owner . . . . . . . . . . . . . . .  Ownership(1)  Ownership       of Class
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

                                     PART IV


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a)  (1)        FINANCIAL  STATEMENTS.

The  following  financial  statements  are  included  in  this  report:

Title  of  Document                                                         Page
-------------------                                                         ----

Report  of  Andersen,  Andersen  &  Strong,  Certified  Public  Accountants
13

Balance  Sheet  as  at  September  30, 2001                                   14

Statement  of  Operations  for  the  Year  ended  September  30,  2001  and 2000 and  the Period October 8, 1998
            (Date of Inception) to September 30, 2001                         15

Statement  in  Changes  in  Stockholders'  Equity for the Period from October 8,
           1998  (Date  of Inception) to September 30, 2001                   16

Statement  of  Cash  Flows  for  the  Year  Ended  September  30,  2000 and 2001
            And the Period  October 8, 1998 (Date of Inception) to September 30,
            2001                                                              17

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


                              CIGAR  KING  CORPORATION




Date:     June  6,  2002                         /s/"Michael  J.  Kennaugh"
                                                 --------------------------
                                                 Michael  J.  Kennaugh,
                                          Secretary  Treasurer and  Director

ANDERSEN  ANDERSEN  &  STRONG,  L.C.          941  East  3300 South,  Suite  220
Certified  Public  Accountants  and  Business Consultants Board  Salt Lake  City
Member  SEC  Practice  Section  of  the  AICPA                       Utah, 84106
                                                          Telephone 801-486-0096
                                                               Fax  801-486-0098


Board  of  Directors
Cigar  King  Corporation
Vancouver  B.  C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Cigar King Corporation (a development stage company) at September 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2001 and 2000 and the period October 8, 1998 (date of inception) to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cigar King Corporation at September 30, 2001, and the results of operations, and cash flows for the years ended September 30, 2001 and 2000 and the period October 8, 1998 (date of inception) to September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt  Lake  City, Utah                         /s/  "Andersen Andersen & Strong"
May  18,  2002




         A member of ACF International with affiliated offices worldwide

                             CIGAR KING CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001





ASSETS

CURRENT ASSETS

      CASH. . . . . . . . . . . . . . . . . . . . . .  $            2
                                                       ---------------
             TOTAL CURRENT ASSETS . . . . . . . . . .               2
                                                       ---------------

                                                       $            2
                                                       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      ACCOUNTS PAYABLE - RELATED PARTIES. . . . . . .  $        1,206
      ACCOUNTS PAYABLE. . . . . . . . . . . . . . . .           9,967
                                                       ---------------

            TOTAL CURRENT LIABILITIES . . . . . . . .          11,173
                                                       ---------------

STOCKHOLDERS' EQUITY

COMMON STOCK

      200,000,000 SHARES AUTHORIZED, AT 0.001 PAR

      VALUE; 10,535,000 SHARES ISSUED AND OUTSTANDING          10,535

CAPITAL IN EXCESS OF PAR VALUE. . . . . . . . . . . .          78,165

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE. . .         (99,871)
                                                       ---------------

TOTAL STOCKHOLDERS' DEFICIENCY. . . . . . . . . . . .         (11,171)
                                                       ---------------

                                                       $            2
                                                       ===============










    The accompanying notes are an integral part of these financial statements

                             CIGAR KING CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000 AND
       PERIOD OCTOBER  8 , 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001






                               SEPT. 30      SEPT. 30      Oct 8, 1998
                                   2001          2000   To Sept 30, 2001
                            ------------  ------------  ------------------

REVENUES . . . . . . . . .  $         -   $         -   $               -

EXPENSES . . . . . . . . .        7,585        64,538              99,871
                            ------------  ------------  ------------------

NET LOSS . . . . . . . . .  $    (7,585)  $  ( 64,538)  $         (99,871)
                            ============  ============  ==================


NET LOSS PER COMMON SHARE

      BASIC. . . . . . . .            -          (.01)
                            ============  ============


AVERAGE OUTSTANDING SHARES

       BASIC . . . . . . .   10,535,000    10,535,000
                            ============  ============





















   The accompanying notes are an integral part of these financial statements.

                             CIGAR KING CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD OCTOBER 8,1998 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 2001






                                                                      Capital in
                                             Common      Stock        Excess of   Accumulated
                                             Shares      Amount       Par Value   Deficit
                                             ----------  -----------  ----------  -------------

BALANCE OCTOBER 8, 1998(Date of Inception).           -

Issuance of common shares for cash at
     $0.002 - November 20, 1998 . . . . . .   4,500,000  $     4,500  $    4,500  $          -

Issuance of common shares for cash at
     $0.01 - November 25, 1998. . . . . . .   6,000,000        6,000      54,000             -

Issuance of common shares for cash at
     $0.25 - December 4, 1998 . . . . . . .      35,000           35       8,715             -

Capital contributions - expenses. . . . . .           -            -       3,650             -

Net operating loss for the period
     October 8, 1998 to September 30, 1999.           -            -           -       (27,748)

Capital contributions - expenses. . . . . .           -            -       3,650             -

Net operating loss for the year ended
     September 30, 2000 . . . . . . . . . .           -   -        -           -       (64,537)
                                             ----------  -----------  ----------  -------------

BALANCE SEPTEMBER 30, 2000. . . . . . . . .  10,535,000       10,535      74,515       (92,286)

Capital contributions - expenses. . . . . .           -            -       3,650             -

Net operating loss for the year ended
     September 30, 2001 . . . . . . . . . .           -            -           -        (7,585)
                                             ----------  -----------  ----------  -------------

BALANCE SEPTEMBER 30, 2001. . . . . . . . .  10,535,000  $    10,535  $   78,165  $    (99,871)
                                             ==========  ===========  ==========  =============










   The accompanying notes are an integral part of these financial statements.

                             CIGAR KING CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000 AND
                         FOR THE PERIOD OCTOBER 8, 1998
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001






                                            SEPT 30    SEPT 30   Oct 8, 1998 to
                                               2001       2000   Sept 30, 2001
                                       -------------  ---------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss. . . . . . . . . . . . . . .  $     (7,585)  $(64,538)  $       (99,871)

Adjustments to reconcile net loss to
      net cash provided by operating
      activities:

     Changes in accounts liabilities.         3,777      3,024            11,173
     Capital contributions - expenses         3,650      3,650            10,950
     License agreement expensed . . .             -     50,000                 -
                                       -------------  ---------  ----------------

Net cash from operations. . . . . . .          (158)    (7,864)          (77,748)
                                       -------------  ---------  ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:             -          -                 -
                                       -------------  ---------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from issuance of
      common stock. . . . . . . . . .             -          -            77,750
                                       -------------  ---------  ----------------

Net Increase (Decrease) in Cash . . .          (158)    (7,864)                2

Cash at Beginning of Period . . . . .           160      8,024                 -
                                       -------------  ---------  ----------------

Cash at End of Period . . . . . . . .  $          2   $    160   $             2
                                       =============  =========  ================




SCHEDULE  OF  NONCASH  FLOWS  FROM  OPERATING  ACTIVITIES

Capital  contributions  -  expenses    $      3,650   $  3,650   $       10,950
                                              =====      =====   ==============

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

The  Company  was  organized for the purpose of engaging in quality cigar sales.
During 1998 the Company purchased the rights to use the name "Cigar King" to market high quality cigars. (see note 3).

Since its inception the Company has completed private placements of 10,535,000 shares of its common capital stock for cash.

The  Company  is  in  the  development  stage.


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

On September 30, 2001, the Company had a net operating loss carry forward of $99,871. The tax benefit of approximately $29,961 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2021.

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

4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officer-directors have acquired 28% of the common stock and have made contributions to the capital of $10,950 by the payment of Company expenses.

5.     GOING  CONCERN

The Company does not have the working capital to service its debt and for any future planned activity.

The Company's management believes they can obtain the necessary working capital needed to pay its debt and for any future planned activity by receiving long term loans from officers, and by additional equity funding which will enable the Company to operate for the coming year.

ANDERSEN  ANDERSEN  &  STRONG,  L.C.          941  East  3300 South,  Suite  220
Certified  Public  Accountants  and  Business Consultants Board  Salt Lake  City
Member  SEC  Practice  Section  of  the  AICPA                       Utah, 84106
                                                          Telephone 801-486-0096
                                                               Fax  801-486-0098


                                        May  18,  2002

Board  of  Directors
Cigar  King  Corporation



We have been engaged to audit the financial statements of the above Company for the period ended September 30, 2001. We are required to be independent according to standards ("Standards") established by the American Institute of Certified Public Accounts and within the meaning of the Securities Acts ("Acts") administered by the Securities and Exchange Commission.

With regards to independence, we hereby report that there are no relationships between our firm and any of our related entities and the above Company and its related entities that in our professional judgment may reasonably be thought to bear on independence. We, therefore, confirm that we are independent of the company within the meaning of the Acts and Standards.




                                   Sincerely,

                                   /s/  "  L.  Rex  Andersen"