Form 10QSB
period 2001-12-31
CIGAR KING CORP
filed 2002-06-10
CIK 1074828

6

                                     UNITED
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

          For  the  quarterly  period  ended          December  31,  2001
                                                      -------------------

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

                             604-941-4244
               --------------------------------------
               Registrant's  telephone  number,  including  area  code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                      Outstanding  as  of  December  31,  2001
          ----------                    ----------------------------------------
   Common  Stock,  $0.001  per share                  10,535,000

                                      INDEX







                                                                                                   PAGE
                                                                                                 NUMBER
                                                                                                 ------
PART 1.

ITEM1. .  . .  Financial Statements              .                                                 3

               Balance Sheet as at December 31, 2001
                 and September 30, 2001 . . . . . . . . . . . . . . . .                            4

               Statement of Operations
                 For the three months ended December 31, 2001 and 2000,
                 and for the period from October 8,1998 (Date of
                 Inception) to December 31, 2001. . . . . . . . . . . .                            5

               Statement of Cash Flows
                 For the three months ended December 31, 2001 and 2000
                 and for the period from October 8,1998 (Date of
                 Inception) to December 31, 2001. . . . . . . . . . . .                            6

               Notes to Financial Statements . . . . . . . . . . . . . . .                         7

ITEM 2.        Plan of Operations                                                                  9

PART 11.. . . .Signatures                                                                         10


                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Cigar King Corporation (a development stage company) at December 31, 2001 and the statement of operations for the three months ended December 31, 2001 and 2000, and for the period from October 8, 1998 (date of inception) to December 31, 2001 and the statement of cash flow for the three months ended December 31, 2001 and 2000 and for the period from October 8, 1998 (date of inception) to December 31, 2001 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended December 31, 2001, are not necessarily indicative of the results that can be expected for the year ending September 30, 2002.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                                 BALANCE  SHEET

                    December 31, 2001  and September 30, 2001
                      (Unaudited - Prepared by Management)





                                                              DECEMBER 31,    September 30,
                                                                  2001            2001
                                                             --------------  ---------------
ASSETS

CURRENT ASSETS

     Bank . . . . . . . . . . . . . . . . . . . . . . . . .  $          35   $            2
                                                             --------------  ---------------

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . .  $          35   $            2
                                                             ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable and accrued liabilities. . . . . . .  $      12,374   $        9,967
      Accounts payable - related parties. . . . . . . . . .          1,341            1,206
                                                             --------------  ---------------

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . .         13,715           11,173
                                                             --------------  ---------------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 10,535,000 shares issued and outstanding.         10,535           10,535

     Capital in excess of par value . . . . . . . . . . . .         78,165           78,165

     Deficit accumulated during the development stage . . .       (102,380)         (99,871)
                                                             --------------  ---------------

           Total Stockholders' Equity (Deficiency). . . . .        (13,680)         (11,171)
                                                             --------------  ---------------

                                                             $          35   $            2
                                                             ==============  ===============






     The accompanying notes are an integral part of these unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                            STATEMENT  OF  OPERATIONS

             For the three months ended December 31, 2001 and 2000,
                             and for the period from
            October 8, 1998 (Date of Inception) to December 31, 2001

                     (Unaudited  -  Prepared by Management)





                                         FOR THE THREE    FOR THE THREE
                                         MONTHS           MONTHS           FROM INCEPTION
                                         ENDED            ENDED            TO
                                         DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                         2001             2000             2001
                                         ---------------  ---------------  ----------------

SALES . . . . . . . . . . . . . . . . .  $            -   $            -   $             -
                                         ===============  ---------------  ----------------

GENERAL  AND  ADMINISTRATIVE  EXPENSES:
     Loss of license. . . . . . . . . .               -                -            50,000
     Accounting and audit . . . . . . .             950              950            18,500
     Bank charges and interest. . . . .              18               19               364
     Consulting . . . . . . . . . . . .               -                -             9,650
     Filing fees. . . . . . . . . . . .               -              225             2,957
     Legal. . . . . . . . . . . . . . .               -                -               110
     Office and administrative
         expenses . . . . . . . . . . .               -              208             3,418
     Rent . . . . . . . . . . . . . . .               -                -             4,500
     Telephone. . . . . . . . . . . . .               -                -             2,700
     Transfer agent's fees. . . . . . .           1,541            1,428             7,781
     Travel . . . . . . . . . . . . . .               -                -             2,000
     Website fees . . . . . . . . . . .               -                -               500
                                         ---------------  ---------------  ----------------

NET LOSS. . . . . . . . . . . . . . . .  $      ( 2,509)  $       (2,830)  $      (102,380)
                                         ---------------  ===============  ================


NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . . . .  $            -   $            -
                                         ===============  ===============

AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . . .      10,535,000       10,535,000
                                         ===============  ===============




     The accompanying notes are an integral part of these unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                           STATEMENT  OF  CASH  FLOWS

  For the three months ended December 31, 2001 and 2000 and for the period from
            October 8, 1998 (Date of Inception) to December 31, 2001
                      (Unaudited - Prepared by Management)





                                                                                   FOR THE         For the
                                                                                   THREE           Three           FROM
                                                                                   MONTHS          Months          INCEPTION
                                                                                   ENDED           Ended           TO
                                                                                   DECEMBER 31,    December 31,    DECEMBER 31,
                                                                                   2001            2000            2001
                                                                                   --------------  --------------  --------------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (2,509)  $      (2,830)  $    (102,380)

Adjustments to reconcile net loss to  net cash provided by operating  activities:

Changes in current assets and liabilities:
 Capital contributions - expenses . . . . . . . . . . . . . . . . . . . . . . . .              -               -          10,950
 Accounts payable - related parties . . . . . . . . . . . . . . . . . . . . . . .            135               -           1,341
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,407)          2,699          12,374
                                                                                   --------------  --------------  --------------

Net cash (deficiency) from operations . . . . . . . . . . . . . . . . . . . . . .             33            (131)        (77,715)
                                                                                   --------------  --------------  --------------

CASH FLOWS FROM INVESTING    ACTIVITIES:
                                                                                               -               -               -
                                                                                   --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . . . . .              -               -          77,750
                                                                                   --------------  --------------  --------------

     Net Increase (Decrease) in Cash. . . . . . . . . . . . . . . . . . . . . . .             33            (131)             35

     Cash at Beginning of Period. . . . . . . . . . . . . . . . . . . . . . . . .              2             160               -
                                                                                   --------------  --------------  --------------

 CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          35   $          29   $          35
                                                                                   ==============  ==============  ==============






     The accompanying notes are an integral part of these unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                December 31, 2001

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

Income  Taxes
-------------

     On December 31, 2001 the Company had a net operating loss carry forward of $102,380. The tax benefit of $30,714 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is in the development stage and has not started operations. The net operating loss will expire in 2023.

Earnings  (Loss)  per  Share
----------------------------

     Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                December 31, 2001

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

                          ITEM 2.   PLAN OF OPERATIONS


Current government regulations go against the development of a cigar kiosk business. In British Columbia smoking is not permitted on business premises, or in restaurants, and people have to smoke outside in most cases. Also, smoking is frowned upon for health reasons in our aging society. As a result, any business relating to marketing tobacco will have difficulties. The Company has decided to abandon its Cigar King concept.

Management now plans to look for a new project to invest in as soon possible and has some potential projects in mind.

Liquidity  and  Capital  Resources
----------------------------------

The directors have been personally advancing funds to the Company in order to meet its current obligations and plan to still do so until a viable project is found.

Results  of  Operations
-----------------------

The  Company  has  had  no  revenues  from  operations  since  its  inception.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CIGAR KING CORPORATION
                                (Registrant)




          June  6,  2002                    /s/  "Michael  J.  Kennaugh"
     -------------------                    ----------------------------
               Date                       Michael  J.  Kennaugh  -  Director