Form 10QSB
period 2002-03-31
CIGAR KING CORP
filed 2002-06-10
CIK 1074828

11

                                     UNITED
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

          For  the  quarterly  period  ended          March  31,  2002
                                                      ----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding  as  of  March  31,  2002
          ----------                    -------------------------------------
  Common  Stock,  $0.001  per share                  10,535,000

                                      INDEX







                                                                                                PAGE
                                                                                              NUMBER
                                                                                            --------
PART 1.

ITEM1.. . . .  Financial Statements              .                                              3

               Balance Sheet as at March 31, 2002
                 and September 30, 2001. . . . . . . . . . . . . . .                            4

               Statement of Operations
                 For the three months ended March 31, 2002 and 2001,
                 For the six months ended March 31, 2002 and 2001
                 and for the period from October 8,1998 (Date of
                 Inception) to March 31, 2002. . . . . . . . . . . .                            5

               Statement of Cash Flows
                 For the six months ended March 31, 2002 and 2001
                 and for the period from October 8,1998 (Date of
                 Inception) to March 31, 2002. . . . . . . . . . . .                            6

               Notes to Financial Statements. . . . . . . . . . . . . .                         7

ITEM 2.        Plan of Operations                                                               9

PART 11. . . . Signatures                                                                      10


                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Cigar King Corporation (a development stage company) at March 31, 2002 and the statement of operations for the three and six months ended March 31, 2002 and 2001, and for the period from October 8, 1998 (date of inception) to March 31, 2002 and the statement of cash flow for the six months ended March 31, 2002 and 2001 and for the period from October 8, 1998 (date of inception) to March 31, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending September 30, 2002.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                                 BALANCE  SHEET

                     March 31, 2002  and September 30, 2001
                      (Unaudited - Prepared by Management)





                                                               MARCH 31,    September 30,
                                                                   2002             2001
                                                            ------------  ---------------

ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $        18   $            2
                                                            ------------  ---------------

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . .  $        18   $            2
                                                            ============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable and accrued liabilities . . . . . .  $    13,460   $       13,267
      Accounts payable - related parties . . . . . . . . .        1,341            1,206
                                                            ------------  ---------------

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . .       14,801           14,473
                                                            ------------  ---------------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 10,535,000 shares issued and outstanding       10,535           10,535

     Capital in excess of par value. . . . . . . . . . . .       78,165           78,165

     Deficit accumulated during the development stage. . .     (103,483)         (99,871)
                                                            ------------  ---------------

           Total Stockholders' Deficiency. . . . . . . . .      (14,783)         (11,171)
                                                            ------------  ---------------

                                                            $        18   $            2
                                                            ============  ===============






     The accompanying notes are an integral part of these unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                            STATEMENT  OF  OPERATIONS

           For the three and six months ended March 31, 2002 and 2001, and for the period from October 8, 1998 (Date of Inception) to March 31, 2002

                     (Unaudited  -  Prepared by Management)





                                         FOR THE          FOR THE
                                         FOR THE THREE    FOR THE THREE    SIX            SIX
                                         MONTHS           MONTHS           MONTHS         MONTHS        FROM INCEPTION
                                         ENDED            ENDED            ENDED          ENDED         TO
                                         MARCH 31,        MARCH 31,        MARCH 31,      MARCH 31,     MARCH 31,
                                         2002             2001             2002           2001          2002
                                         ---------------  ---------------  -------------  ------------  ----------------

SALES . . . . . . . . . . . . . . . . .  $            -   $            -   $          -   $         -   $             -
                                         ===============  ---------------  -------------  ------------  ----------------

GENERAL  AND  ADMINISTRATIVE  EXPENSES:
     Loss of license. . . . . . . . . .               -                -              -             -            50,000
     Accounting and audit . . . . . . .             950              950          1,900         1,900            19,350
     Bank charges and interest. . . . .              17               16             34            35               381
     Consulting . . . . . . . . . . . .               -                -              -             -             9,650
     Filing fees. . . . . . . . . . . .               -                -              -           225             2,957
     Legal. . . . . . . . . . . . . . .               -                -              -             -               110
     Office and administrative
         expenses . . . . . . . . . . .              14                -             14           208             3,432
     Rent . . . . . . . . . . . . . . .               -                -              -             -             4,500
     Telephone. . . . . . . . . . . . .               -                -              -             -             2,700
     Transfer agent's fees. . . . . . .             122               56          1,664         1,484             7,903
     Travel . . . . . . . . . . . . . .               -                -              -             -             2,000
     Website fees . . . . . . . . . . .               -                -              -             -               500
                                         ---------------  ---------------  -------------  ------------  ----------------

NET LOSS. . . . . . . . . . . . . . . .  $       (1,103)  $       (1.022)  $    ( 3,612)  $    (3,852)  $     ( 103,483)
                                         ===============  ===============  =============  ============  ================


NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . . . .  $            -   $            -   $          -   $         -
                                         ===============  ===============  =============  ============

AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . . .      10,535,000       10,535,000     10,535,000    10,535,000
                                         ===============  ===============  =============  ============




     The accompanying notes are an integral part of these unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                           STATEMENT  OF  CASH  FLOWS

    For the six months ended March 31, 2002 and 2001 and for the period from
              October 8, 1998 (Date of Inception) to March 31, 2002
                      (Unaudited - Prepared by Management)






                                                                                   FOR THE     For the
                                                                                   SIX         Six           FROM
                                                                                   MONTHS      Months        INCEPTION
                                                                                   ENDED       Ended         TO
                                                                                   MARCH 31,   March  31,    MARCH 31,
                                                                                   2002        2001          2002
                                                                                   ----------  ------------  -----------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (3,612  $    (3,852)  $ (100,633)

Adjustments to reconcile net loss to  net cash provided by operating  activities:

Changes in current assets and liabilities:
 Capital contributions - expenses . . . . . . . . . . . . . . . . . . . . . . . .           -            -       10,950
 Accounts payable - related parties . . . . . . . . . . . . . . . . . . . . . . .         135            -        1,341
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,493        3,705       13,460
                                                                                   ----------  ------------  -----------

Net cash (deficiency) from operations . . . . . . . . . . . . . . . . . . . . . .          16         (147)     (77,732)
                                                                                   ----------  ------------  -----------

CASH FLOWS FROM INVESTING    ACTIVITIES:
                                                                                            -            -            -
                                                                                   ----------  ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . . . . .           -            -       77,750
                                                                                   ----------  ------------  -----------

     Net Increase (Decrease) in Cash. . . . . . . . . . . . . . . . . . . . . . .          16         (147)          18

     Cash at Beginning of Period. . . . . . . . . . . . . . . . . . . . . . . . .           2          160            -
                                                                                   ----------  ------------  -----------

 CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       18  $        13   $       18
                                                                                   ==========  ============  ===========





     The accompanying notes are an integral part of these unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 March 31, 2002

                      (Unaudited - Prepared by Management)


1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on October 8, 1998 with the authorized common shares of 200,000,000 shares at $0.001 par value.

The  Company  was  organized for the purpose of engaging in quality cigar sales.
The company has since abandoned the Cigar King concept and is looking for another project. No operations have been started.

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

Income  Taxes
-------------

     On March 31, 2002 the Company had a net operating loss carry forward of $100,633. The tax benefit of $30,190 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is in the development stage and has not started operations. The net operating loss will expire in 2023.

Earnings  (Loss)  per  Share
----------------------------

     Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 March 31, 2002

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


                             CIGAR KING CORPORATION
                                (Registrant)




       June  6,  2002                    /s/  "Michael  J.  Kennaugh"
     ----------------                    ----------------------------
          Date                         Michael  J.  Kennaugh  -  Director