Form 10QSB
period 2002-06-30
CIGAR KING CORP
filed 2002-08-14
CIK 1074828

                                     UNITED
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2002
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File number           0-25541
                       ---------------------------------------------------------

                             CIGAR KING CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


            NEVADA                                                91-1948357
----------------------------------                           -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

21--2236 Folkestone Way
West Vancouver, BC, Canada                                          V7S 2X7
---------------------------                                   -----------------
(Address of principal executive offices)                          (Zip Code)

                                  604-922-0113
               --------------------------------------------------
               Registrant's telephone number, including area code

         42 - 2951 Panorama Drive, Coquitlam, BC, Canada V3E 2W3
                                   -----------------------------
      (Former name, address, and fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                 Class                      Outstanding as of June 30, 2002
     ------------------------------         --------------------------------
     Common Stock, $0.001 per share                    10,535,000

                                      INDEX

                                                                                   PAGE
                                                                                  NUMBER
                                                                                  ------
PART 1.

        ITEM 1.  Financial Statements..........................................        3

                 Balance Sheet as at June 30, 2002
                      and September 30, 2001...................................        4

                 Statement of Operations

                      For the nine months ended June 30, 2002 and 2001 and for the period from October 8,1998 (Date of

                      Inception) to June 30, 2002..............................        5

                 Statement of Cash Flows

                      For the nine months ended June 30, 2002 and 2001 and for the period from October 8,1998 (Date of

                      Inception) to June 30, 2002..............................        6

                 Notes to Financial Statements.................................        7

        ITEM 2.  Plan of Operations............................................        9

PART 11.         Signatures....................................................       10

                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheet of Cigar King Corporation (a development stage company) at June 30, 2002 and the statement of operations for the nine months ended June 30, 2002 and 2001, and for the period from October 8, 1998 (date of inception) to June 30, 2002 and the statement of cash flow for the nine months ended June 30, 2002 and 2001 and for the period from October 8, 1998 (date of inception) to June 30, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ending September 30, 2002.

                             CIGAR KING CORPORATION

                          (A Development Stage Company)

                                  BALANCE SHEET

                      June 30, 2002 and September 30, 2001

                      (Unaudited - Prepared by Management)

                                                               JUNE 30,           September 30,
                                                                 2002                 2001
                                                                 ----                 ----
ASSETS

CURRENT ASSETS

     Bank                                                      $     18             $      2
                                                               --------             --------

TOTAL CURRENT ASSETS                                           $     18             $      2
                                                               ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable and accrued liabilities                 $ 13,460             $ 13,267
      Accounts payable - related parties                          1,341                1,206
                                                               --------             --------

TOTAL CURRENT ASSETS                                             14,801               14,473
                                                               --------             --------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 10,535,000 shares issued and outstanding       10,535              10,535

     Capital in excess of par value                              78,165              78,165

     Deficit accumulated during the development stage          (103,483)             (99,871)
                                                               --------             --------

           Total Stockholders' Deficiency                       (14,783)             (11,171)
                                                               --------             --------

                                                               $     18             $      2
                                                               ========             ========

                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                   For the nine months ended June 30, 2002 and 2001, and for the period from October 8, 1998 (Date of Inception) to June 30, 2002

                      (Unaudited - Prepared by Management)

                                                                            FOR THE           FOR THE
                                                                              NINE             NINE
                                                                             MONTHS           MONTHS        FROM INCEPTION
                                                                             ENDED             ENDED              TO
                                                                            JUNE 30,         JUNE 31,          JUNE 30,
                                                                              2002             2001              2002
                                                                              ----             ----              ----
SALES                                                                     $         -      $         -       $         -
                                                                          -----------      -----------       -----------

GENERAL  AND  ADMINISTRATIVE
EXPENSES:
     Loss of license                                                                -                -            50,000
     Accounting and audit                                                       1,900            1,900            19,350
     Bank charges and interest                                                     34               35               381
     Consulting                                                                     -                -             9,650
     Filing fees                                                                    -              225             2,957
     Legal                                                                          -                -               110
     Office and administrative
         expenses                                                                  14              208             3,432
     Rent                                                                           -                -             4,500
     Telephone                                                                      -                -             2,700
     Transfer agent's fees                                                      1,664            1,484             7,903
     Travel                                                                         -                -             2,000
     Website fees                                                                   -                -               500
                                                                          -----------      -----------       -----------

NET LOSS                                                                  $  ( 3,612)      $   (3,852)       $( 103,483)
                                                                          ===========      ===========       ===========


NET LOSS PER COMMON SHARE

     Basic                                                                $         -      $         -
                                                                          ===========      ===========

AVERAGE OUTSTANDING SHARES

     Basic                                                                 10,535,000       10,535,000
                                                                          ===========      ===========

                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

              For the nine months ended June 30, 2002 and 2001 and
                  for the period from October 8, 1998 (Date of
                           Inception) to June 30, 2002
                      (Unaudited - Prepared by Management)

                                                                            FOR THE           FOR THE
                                                                              NINE             NINE
                                                                             MONTHS           MONTHS        FROM INCEPTION
                                                                             ENDED             ENDED              TO
                                                                            JUNE 30,         JUNE 30,          JUNE 30,
                                                                              2002             2001              2002
                                                                              ----             ----              ----
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net loss                                                                  $    (3,612)     $    (3,852)      $  (100,633)

Adjustments to reconcile net loss to
net cash provided by operating
activities:

Changes in current assets and liabilities:
 Capital contributions - expenses                                                   -                -            10,950
 Accounts payable - related parties                                               135                -             1,341
 Accounts payable                                                               3,493            3,705            13,460
                                                                          -----------      -----------       -----------

Net cash (deficiency) from operations                                              16             (147)          (77,732)
                                                                          -----------      -----------       -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
                                                                                    -                -                 -
                                                                          -----------      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                                              -                -            77,750
                                                                          -----------      -----------       -----------

     Net Increase (Decrease) in Cash                                               16             (147)               18

     Cash at Beginning of Period                                                    2              160                 -
                                                                          -----------      -----------       -----------

CASH AT END OF PERIOD                                                     $        18      $        13       $        18
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

                                  June 30, 2002

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

     INCOME TAXES

     On June 30, 2002 the Company had a net operating loss carry forward of $100,633. The tax benefit of $30,190 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is in the development stage and has not started operations. The net operating loss will expire in 2023.

     EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                             CIGAR KING CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2002

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

                           ITEM 2. PLAN OF OPERATIONS


Under new management and Board of Directors, the Company is in process of establishing a new concept for multi-unit quick service restaurant business in the United States. The Board has proposed that the Company changes its name to "Starberrys Corporation" at the Annual Meeting of Stockholders on August 7, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in process of raising funds to bring the new concept to fruition.

RESULTS OF OPERATIONS

The Company has had no revenues from operations since its inception.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CIGAR KING CORPORATION
                                  (Registrant)

           AUGUST 13, 2002                     /s/  "JOHN H. GOODWIN"
------------------------------------        ------------------------------------
             Date                             John H Goodwin - Director