Form 10KSB
period 2002-09-30
STARBERRYS CORP
filed 2003-01-07
CIK 1074828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended September 30, 2002
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transaction period from to

Commission File number 0001074828

STARBERRYS CORPORATION
(Exact name of registrant as specified in charter)

Nevada State or other jurisdiction of incorporation or organization	91-1948357 (I.R.S. Employee I.D. No.)
2236 Folkestone Way, Suite 21 West Vancouver, BC, Canada (Address of principal executive offices)	V7S 2X7 (Zip Code)

Issuer's telephone number, including area code (604) 922-0113

Securities registered pursuant to section 12 (b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

        Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ No ☐	(2) Yes ☒ No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        State issuer's revenues for its most recent fiscal year: $-0-

        As at September 30, 2002, the aggregate market value of the 7,231,200 voting stock held by nonaffiliates is $3,615,600 (based upon $0.50 per share, being the price of the equity raised by the Company in July 2002 outside of the US).

(THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

        As of September 30, 2002, the Company has 10,561,200 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (e.g., Part I, Part II, etc.) into which the documents is incorporated:

        (1)  Proxy Statement (Schedule 14A information) dated July 25, 2002 in connection with the Annual Meeting of Stockholders held on August 7, 2002. (Relates to Item 4 of Part 1.)

        Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

History and Organization

        Starberrys Corporation, a Nevada corporation (the "Company"), was incorporated on October 8, 1998. The Company has no subsidiaries and no affiliated companies. The Company's executive offices are located in Vancouver, British Columbia, Canada.

        The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 Preferred Shares. As at September 30, 2002 there were 10,561,200 Common Shares and no Preferred Shares outstanding.

        On November 24, 1998 the Company acquired the exclusive rights to market high quality cigars through a climate controlled kiosk merchandise display case, known as the King Climate Control, by the payment of $50,000. The Company did not proceed with this new business and in 2000 abandoned the activity.

        Under new management and a new Board of Directors, in June the Company acquired the exclusive rights to a unique food service concept. In light of the current financial market conditions, this activity was postponed and the Board decided to focus upon a more appropriate business activity.

        Subsequent to the end of the fiscal year (in November 2002), the Company signed a Letter of Intent with eVision Technologies Corporation and Ken Turpin (founder / inventor) to acquire 100% of the assets related to the business of CBN. The CBN System is a digital color management system providing one color language across industries and materials, empowering architects, designers, contractors, retailers and consumers to take full control of their choice and use of color.

        This agreement is dependent upon negotiating a definitive purchase agreement, completing satisfactory due diligence, raising the investment funds, and closing.

ITEM 2.    DESCRIPTION OF PROPERTY

Offices

        The Company's executive offices are located at 2236 Folkestone Way, Suite 21, West Vancouver, British Columbia, Canada V7S 2X7. The office is located in premises which are also used by the President of the Company for other business interests. There is no charge to the Company for using this office.

Other Property

        The Company does not own any other property other than the rights to the Cigar King and the Starberrys food service concepts.

ITEM 3.    LEGAL PROCEEDINGS

        There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        In the last quarter of this fiscal year, the following matters were submitted to a vote of shareholders of the Company at its Annual Meeting held August 7, 2002 (see attached Proxy Statement dated July 25, 2002):

  •
  Election of Directors (see Part III, Item 9);

  •
  Approval to amend and restate the Company's Articles of Incorporation, to change the Company's name to "Starberrys Corporation", to create a new class of Preferred Shares and to make certain other minor changes;

  •
  Ratification and approval of stock option grants; and,

  •
  Ratification of independent auditors.

        All matters were passed unanimously by the shareholders, save the approval to amend the Company's Articles of Incorporation which received 5,241,000 votes in favor with 210,000 votes abstaining.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at September 30, 2002 the Company had 51 shareholders.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

        The Company was incorporated on October 8, 1998 under the laws of the State of Nevada. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 shares of Preferred Stock with such terms as will be specified by the Board of Directors at the time it acts to create a specific series of the Preferred Stock to be issued. As at September 30, 2002 there were 10,561,200 Common Shares and no Preferred Shares outstanding.

Liquidity and Capital Resources

        As at September 30, 2002, the Company had $554 of assets, and $112,056 of liabilities, including cash or cash equivalents amounting to $554.

        The Company has no contractual obligations for either lease premises or employment agreements.

Results of Operations

        The Company has had no revenues from operations since its inception.

Plan of operation.

        In the next twelve months, the Company is intending to negotiate a definitive purchase agreement to acquire 100% of the assets of CBN, based upon the Letter of Intent signed on November 29, 2002. Further, the Company intends to complete the due diligence process covering these assets, raise the investment funds and close the acquisition.

        As the Company has insufficient financial resources to complete this acquisition, it is necessary to raise the investment funds to take advantage of this opportunity. That activity will shortly be underway.

        Once the acquisition has been closed, the Company intends to carry out further product development work on the CBN system to apply this technology to additional industries where color communication and choice is important.

        With the closing on the CBN assets, the number of employees will initially grow to the 10 to 14 range.

ITEM 7.    FINANCIAL STATEMENTS

        The financial statements of the Company are included following the signature page to this Form 10-KSB.

ITEM 8.    CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to September 30, 2002 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

        The following table sets forth as of September 30, 2002, the name, age, and position of each executive officers and directors and the term of office of each director of the Company.

Name	Age	Position Held	Term as Director Since
John H. Goodwin	64	Chairman, President and Chief Executive Officer and Director	June 6, 2002
Wesley V. Louie	41	Director	June 6, 2002
Kenneth H. Kay	59	Director	June 6, 2002
Terry H. McKay	54	Director	June 6, 2002
Kenneth R. Tolmie	59	Secretary and Chief Financial Officer	na

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

        JOHN H. GOODWIN has been our President and Chief Executive Officer and a Director since June 6, 2002. Mr. Goodwin also is the President of Effective Business Strategies Inc. since 1995, a Vancouver-based independent management consulting firm providing services on management refocus, building management teams, commercialization of new products / technologies, corporate development, and mergers / acquisitions / divestments / strategic alliances. Mr. Goodwin was Chairman, CEO, and a Director of ATC Technologies Corporation (a public company on the CDNX: symbol ATE) from 1998 to 2001. As an executive, consultant and venture investor, Mr. Goodwin has substantial and broadly-based domestic and international business experience, frequently tapping his wide range of contacts in the US, Canada, Western Europe and India. He was President of Applied Strategies Ltd, a management consulting and early-stage venture investment company. Prior to joining Applied Strategies, Mr. Goodwin was Director of Business Planning and Market Analysis for MacMillan Bloedel Limited, then Canada's largest forest products company (now part of Weyerhaeuser). In his 14 years with MB, he was also involved in new product development, acquisitions and divestitures, development of management decision systems and major capital approvals. His tenure at MB followed management and consulting positions in Montreal, London (UK) and Los Angeles. Mr. Goodwin was born and raised in Vancouver, graduating from UBC with a Bachelor of Commerce (First Class). He earned his MBA (Honors) at The Anderson School at UCLA before post-graduate studies at the LSE (London School of Economics).

        WESLEY V. LOUIE has been a Director since June 6, 2002. Mr. Louie has had a career in marketing, sales and management in food supply and food service. He has been Manager of JTJ Seafood Trading Inc., involved in the import and export of fresh frozen seafood between Canada and Asia, since 2001. He was Marketing / Sales Manager for Legacy Fish Products / Gailco Fish Ltd (2001); as well as Sales Manager of Mainland Food Supply (2000). Until 2000, for five years Mr. Louie was Managing Director of the Marco Polo Restaurant Ltd. which provided in-depth restaurant start-up experience from concept through business plan to finance, lease and construction. Prior to his restaurant experience, he was Territory Manager for K&W Food Distributors, the second largest restaurant wholesale supplier in British Columbia. As a major supplier to such as Cactus Club, Earl's, Keg Steakhouse, Pizza Hut, Red Robin and Subway, Mr. Louie was in day-to-day contact with most significant food service operations in downtown Vancouver. This provided him with invaluable perspective on the business as well as substantial contacts in the industry. He was raised in Vancouver, graduating from UBC with a BA. He also studied at Universities in Japan and Taiwan.

        KENNETH H. KAY has been a Director since June 6, 2002. Mr. Kay is also Chairman of First City Capital Group Inc, established in 2002. He has been Chairman of First Equity Financial Group Inc. from 1994 to date. From 1991 to 1993, Mr. Kay was a marketing and sales consultant in Ft. Lauderdale, Florida. He previously founded British International Properties, Inc. a land acquisition and development company which developed 39 luxury villa units in Fort Lauderdale, Florida. Mr. Kay previously founded Pacific Waterslides, Inc. of Vancouver, Canada, which built the waterslide theme park in Birch Bay, Washington, the first of its kind in the Pacific Northwest. He also co-founded Travel Network Corporation based in San Diego, California. This was the first travel franchise system of its type with 245 franchised travel agencies sold and opened in 3 years. The company was subsequently sold to American Broadcasting Corporation. Mr. Kay founded London-Towne Restaurants, Inc. of Vancouver, BC which sold and opened 14 franchised locations in Vancouver and Calgary.

        TERRY H. MCKAY has been a director since June 6, 2002. Dr. McKay currently practices Dentistry in North Vancouver, BC. Since 1999 he is a director of Swident, a Swiss dental insurance company, and serves on its Financial Audit Committee. Dr. McKay is past Clinical Director for Knowell Technology and a past Board member of longivitystore.com. Mr. McKay graduated from the University of British Columbia with a B.A. and D.M.D. in 1975. He has practiced Dentistry in BC and in Seattle, Washington. Dr. McKay's professional memberships include the Canadian Dental Association, B.C. College of Dental Surgeons, Washington State Dental Association, American Academy of Gold Foil Operations and the American Academy of Operative Dentists.

        KENNETH R. TOLMIE has been CFO since June 6, 2002. Mr. Tolmie is a businessman, a consultant and Corporate Director. Since May 2001 he has been part-time Vice President, Finance of International P.E.T. Diagnostics Inc., a private company in the business of developing and operating PETSCAN Centres to provide clinical Positron Emission Tomography (PET) scans, owing and operating the Vancouver PETSCAN Centre. From 1998 to 2001, Mr. Tolmie was Vice President, Finance and Secretary of ATC Technologies Corp (a public company on the CDNX: symbol ATE) and its subsidiary, AutoSoft Tool Corporation. He joined The Beacon Group of Companies as Chairman and CFO in 1987. He is presently its President and CFO. This company manages and administers the affairs and funds of limited partnerships involved in film financing. Previously, Mr Tolmie was President and CEO of Hastings West Investment Ltd, a financial management / holding company. He graduated from Queen's University with a Bachelor of Arts in Economics and Political Science; and from the University of Western Ontario with a Masters of Business Administration.

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

Name	Position	Report to be Filed
First Equity Capital Group Inc.	na	Form 3

        The following table sets forth as at September 30, 2002, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name	Position	Report to be Filed
John H. Goodwin	Director, Chairman, President & CEO	Form 3
Kenneth R. Tolmie	Chief Financial Officer & Secretary	Form 3
Wesley V. Louie	Director	Form 3
Terry H. McKay	Director	Form 3
Kenneth H. Kay	Director	Form 3

ITEM 10.    EXECUTIVE COMPENSATION

Cash Compensation

        Other than that listed below, there was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended September 30, 2002.

John H. Goodwin	Chairman, CEO and President	$1,813.74
Wesley V. Louie	Director (as a consultant)	$302.29
Kenneth R. Tolmie	Chief Financial Officer	$1,209.16

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

        The following table sets forth as at September 30, 2002, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name and Address of Beneficial Owner	Nature of Ownership(1)	Amount of Beneficial Ownership	Percent of Class
FIRST EQUITY CAPITAL GROUP INC. 1556 Demsey Road North Vancouver, BC Canada V7K 1T1	Direct	2,500,000	23.67%
DIRECTORS and OFFICERS:
John H. Goodwin 2236 Folkestone Way, Suite 21 West Vancouver, BC Canada V7S 2X7	Direct	300,000	2.84%
Wesley V. Louie 10561 Hollybank Drive Richmond, BC Canada V7L 4S4	Direct	210,000	1.99%
Dr. Terry H. McKay 132 East 14th Street North Vancouver, BC Canada V7L 3N3	Direct	210,000	1.99%
Kenneth R. Tolmie 6330 McCleery Street Vancouver, BC Canada V6N 1G6	Direct	110,000	1.04%
All Directors and Officers as a Group (4 persons)	Direct	830,000	7.86%

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

        On May 28, 2002, the Company signed an agreement with First Equity Capital Group Inc. for the assignment of the Starberrys business system and name from First Equity to the Company. The consideration was 2,500,000 shares plus $50,000. The 2,500,000 shares were delivered by the Company to First Equity on June 6, 2002.

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

        The following financial statement schedules are included as part of this report:

        None.

(a) (3) Exhibits

        The following exhibits are included as part of this report by reference:

        None.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBERRYS CORPORATION (Registrant)
By	/s/ JOHN H GOODWIN John H. Goodwin, President and CEO Date: January 2, 2003

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JOHN H GOODWIN John H. Goodwin, President and CEO Date: January 2, 2003

By	/s/ KENNETH R TOLMIE Kenneth R. Tolmie, Chief Financial Officer and Secretary Date: January 2, 2003

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, John H. Goodwin, certify that:

        1.    I have reviewed this annual report on Form 10-K for the year ended September 30, 2002 of Starberrys Corporation, the registrant;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 2, 2003	/s/ JOHN H. GOODWIN John H. Goodwin Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth R. Tolmie, certify that:

        1.    I have reviewed this annual report on Form 10-K for the year ended September 30, 2002 of Starberrys Corporation, the registrant;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 2, 2003	/s/ KENNETH R. TOLMIE Kenneth R. Tolmie Chief Financial Officer

ANDERSEN ANDERSEN & STRONG, L.C. Certified Public Accountants and Business Consultants Member SEC Practice Section of the AICPA	941 East 3300 South, Suite 202 Salt Lake City, Utah 84106 Telephone 801 486-0096 Fax 801 486-0098

Board of Directors
Starberrys Corporation
Vancouver B. C. Canada

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

        We have audited the accompanying balance sheet of Starberrys Corporation (development stage company) at September 30, 2002, and the related statement's of operations, stockholders' equity, and cash flows for the years ended September 30, 2002 and 2001 and the period October 8, 1998 (date of inception) to September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starberrys Corporation at September 30, 2002, and the results of operations, and cash flows for the years ended September 30, 2002 and 2001 and the period October 8, 1998 (date of inception) to September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah January 2, 2003	s\Andersen Andersen and Strong LC

STARBERRYS CORPORATION
(Development Stage Company)
BALANCE SHEET
September 30, 2002

ASSETS
CURRENT ASSETS
Cash	$553

Total Current Assets	$553

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$112,056

Total Current Liabilities	$112,056

STOCKHOLDERS' DEFICIENCY
Preferred stock
50,000,000 shares authorized, at $0.001 par value; none outstanding	—
Common stock
200,000,000 shares authorized, at $0.001 par value; 10,561,200 shares issued and outstanding	10,561
Capital in excess of par value	91,281
Deficit accumulated during the development stage	(213,345)

Total Stockholders' Deficiency	(111,503)

$553

The accompanying notes are an integral part of these financial statements.

STARBERRYS CORPORATION
(Development Stage Company)
STATEMENT OF OPERATIONS
For the Years Ended September 30, 2002 and 2001 and Period
October 8, 1998 (Date of Inception) to September 30, 2002

	Sept 30 2002	Sept 30 2001	Oct 8, 1998 to Sept 30, 2002
REVENUES	$—	$—	$—

EXPENSES
Administrative	113,475	7,585	213,345

NET LOSS	$(113,475)	$(7,585)	$(213,345)

NET LOSS PER COMMON SHARE
Basic	$(.01)	$—

AVERAGE OUTSTANDING SHARES
Basic (stated in 1,000's)	10,539	10,535

The accompanying notes are an integral part of these financial statements.

STARBERRYS CORPORATION
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period October 8, 1998 (Date of Inception) to September 30, 2002

	Common Stock
			Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount
Balance October 8, 1998 (date of inception)	—	$—	$—	$—
Issuance of common stock for cash at $.002—November 20, 1998	4,500,000	4,500	4,500	—
Issuance of common stock for cash at $.01—November 25, 1998	6,000,000	6,000	54,000	—
Issuance of common stock for cash at $.25—December 4, 1998	35,000	35	8,715	—
Capital contributions—expenses	—	—	3,650	—
Net operating loss for the period October 8, 1998 to September 30, 1999	—	—	—	(27,748)
Capital contributions—expenses	—	—	3,650	—
Net operating loss for the year ended September 30, 2000	—	—	—	(64,537)
Capital contributions—expenses	—	—	3,650	—
Net operating loss for the year ended September 30, 2001	—	—	—	(7,585)

Balance September 30, 2001	10,535,000	10,535	78,165	(99,870)
Issuance of common stock for cash at $.50—July 5, 2002	26,200	26	13,116	—
Net operating loss for the year ended September 30, 2002	—	—	—	(113,475)

Balance September 30, 2002	10,561,200	$10,561	$91,281	$(213,345)

The accompanying notes are an integral part of these financial statements.

STARBERRYS CORPORATION
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the Years Ended September 30, 2002 and 2001 and the Period
October 8, 1998 (Date of Inception) to September 30, 2002

	Sept 30 2002	Sept 30 2001	Oct 8, 1998 to Sept 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(113,475)	$(7,585)	$(213,345)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in accounts liabilities	100,884	3,777	112,056
Capital contributions—expenses	—	3,650	10,950
License agreement expensed	—	—	—

Net Cash Used in Operations	(12,591)	(158)	(90,339)

CASH FLOWS FROM INVESTING ACTIVITIES
	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	13,142	—	90,892

Net Increase (Decrease) in Cash	551	(158)	553
Cash at Beginning of Period	2	160	—

Cash at End of Period	$553	$2	$553

SCHEDULE OF NONCASH FLOWS FROM OPERATING ACTIVITIES
Capital contributions—expenses			$10,950

The accompanying notes are an integral part of these financial statements.

STARBERRYS CORPORATION
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

        The Company was incorporated under the laws of the State of Nevada on October 8, 1998 with the name of "Cigar King Corporation" with authorized common stock of 200,000,000 shares at $.001 par value. On September 13, 2002 the name was changed to "Starberrys Corporation" as part of a change in the authorized capital stock by the addition of 50,000,000 shares of preferred stock with a par value of $.001. There are no preferred shares issued and the terms have not been determined.

        The Company was organized for the purpose of engaging in quality cigar sales. During 1998 the Company purchased the right to use the name "Cigar King" to market high quality cigars and during 2000 the activity was abandoned. During 2002, under a new board of director's and management, the Company acquired the rights to a unique food service concept, however because of market conditions this activity has been postponed.

        The Company is in the development stage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

        The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

        The Company has not adopted a policy regarding payment of dividends.

Income Taxes

        On September 30, 2002 the Company had a net operating loss available for carryforward of $213,345. The tax benefit of approximately $64,004 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2022

Basic and Diluted Net Income (Loss) Per Share

        Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Cash and Cash Equivalents

        The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

Financial Instruments

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

3. COMMON CAPITAL STOCK

        Since its inception the company has completed private placements of 10,561,200 shares of its common capital stock for $90,892.

4. COMMON CAPITAL STOCK OPTIONS

        On June 6, 2002 the Company granted stock options to related parties of 1,140,000 shares of common stock at $1.00 per share which will expire on June 6, 2005. The options vest in equal proportions of one-twelfth on the first day of each calendar quarter starting the October to December 2002 quarter. On the date of the grant the fair value of outstanding shares of the Company was less than $1.00.

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

        Officer, directors and key consultants have acquired 34% of the outstanding common stock and have received the stock options outlined in note 4.

6. GOING CONCERN

        The Company does not have the working capital necessary to service its debt and for any future planned activity. The Company's management believes they can obtain the necessary working capital needed to pay its debt and for any future planned activity by receiving loans from officers, and by additional equity funding which will enable the Company to operate for the coming year.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
  ITEM 7. FINANCIAL STATEMENTS
  ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
Compliance with Section 16 (a) of the Exchange Act
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
STARBERRYS CORPORATION (Development Stage Company) BALANCE SHEET September 30, 2002
STARBERRYS CORPORATION (Development Stage Company) STATEMENT OF OPERATIONS For the Years Ended September 30, 2002 and 2001 and Period October 8, 1998 (Date of Inception) to September 30, 2002
STARBERRYS CORPORATION (Development Stage Company) STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the Period October 8, 1998 (Date of Inception) to September 30, 2002
STARBERRYS CORPORATION (Development Stage Company) STATEMENT OF CASH FLOWS For the Years Ended September 30, 2002 and 2001 and the Period October 8, 1998 (Date of Inception) to September 30, 2002
STARBERRYS CORPORATION (Development Stage Company) NOTES TO FINANCIAL STATEMENTS