Form 10QSB
period 2002-12-31
STARBERRYS CORP
filed 2003-02-18
CIK 1074828

UNITED

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File number 0-25541

STARBERRYS CORPORATION

(Exact name of registrant as specified in charter)

Nevada	91-1948357
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21—2236 Folkestone Way
West Vancouver, BC, Canada	V7S 2X7
(Address of principal executive offices)	(Zip Code)

604-922-0113

Registrant’s telephone number, including area code

(Former name, address, and fiscal year, if changed since last report)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  Yes ☒   No ☐ and ( ) has been subject to filing requirements for the past 90 days.   Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of December 31, 2002
Common Stock, $0.001 per share	10,561,200

INDEX

PART 1.

ITEM1.	Financial Statements

Balance Sheet as at December 31, 2002 and September 30, 2002

Statement of Operations For the three months ended December 31, 2002 and 2001 and for the period from October 8,1998 (Date of Inception) to December 31, 2002

Statement of Cash Flows For the three months ended December 31, 2002 and 2001 and for the period from October 8,1998 (Date of Inception) to December 31,2002

Notes to Financial Statements

ITEM 2.	Plan of Operations

PART 11.	Signatures

PART 1 — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheet of Starberrys Corporation (a development stage company) at December 31, 2002 and September 30, 2002 and the statement of operations for the three months ended December 31, 2002 and 2001, and for the period from October 8, 1998 (date of inception) to December 31, 2002 and the statement of cash flow for the three months ended December 31, 2002 and 2001 and for the period from October 8, 1998 (date of inception) to December 31, 2002 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended December 31, 2002, are not necessarily indicative of the results that can be expected for the year ending September 30, 2003.

STARBERRYS CORPORATION

(A Development Stage Company)

BALANCE SHEET

December 31, 2002  and September 30, 2002

(Unaudited - Prepared by Management)

	December 31, 2002	September 30, 2002
ASSETS

CURRENT ASSETS

Bank	$32,230	$553

TOTAL CURRENT ASSETS	$32,230	$553

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$131,102	$112,056
Shareholder loans	35,655	0

TOTAL CURRENT LIABILITIES	166,757	112,056

STOCKHOLDERS’ EQUITY

Common stock 200,000,000 shares authorized, at $0.001 par value, 10,561,200 shares issued and outstanding	$10,561	$10,561

Capital in excess of par value	91,281	91,281

Deficit accumulated during the development stage	(236,369)	(213,345)

Total Stockholders’ Deficiency	(134,527)	(111,503)

	$32,230	$553

The accompanying notes are an integral part of these unaudited financial statements.

STARBERRYS CORPORATION

(A Development Stage Company)

STATEMENT  OF  OPERATIONS

For the three months ended December 31, 2002 and 2001,

 and for the period from October 8, 1998 (Date of Inception) to December 31, 2002

(Unaudited  —  Prepared by Management)

	For the Three Months Ended December 31, 2002	For the Three Months Ended December 31, 2001	From Inception To December 31, 2002
SALES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES:
Loss of license	—	—	50,000
Accounting and audit	1,175	950	22,808
Bank charges and interest	150	18	699
Consulting	—	—	17,913
Filing fees	2,294	—	7,809
Legal	17,826	—	108,834
Office and administrative expenses	—	—	4,397
Rent	—	—	4,500
Telephone	—	—	2,700
Transfer agent’s fees	1,587	1,541	10,425
Travel	—	—	3,416
Website fees	—	—	500
Miscellaneous other	(8)	—	2,368

NET LOSS	$(23,024)	$(2,509)	$(236,369)

NET LOSS PER COMMON SHARE

Basic	$—	$—

AVERAGE OUTSTANDING SHARES

Basic	10,561,200	10,535,000

The accompanying notes are an integral part of these unaudited financial statements.

STARBERRYS CORPORATION

 (A Development Stage Company)

STATEMENT  OF  CASH  FLOWS

For the three months ended December 31, 2002 and 2001 and for the period from

October 8, 1998 (Date of Inception) to December 31, 2002

(Unaudited - Prepared by Management)

	For the Three Months Ended December 31, 2002	For the Three Months Ended December 31, 2001	From Inception To December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(23,024)	$(2,509)	$(236,369)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in current assets and liabilities:
Capital contributions — expenses	—	—	10,950
Accounts payable	19,046	2,542	131,102
Shareholder loans	35,655	—	35,655

Net cash (deficiency) from operations	31,677	33	(58,662)

CASH FLOWS FROM INVESTING ACTIVITIES:
	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	—	—	90,892

Net Increase (Decrease) in Cash	31,677	33	32,230

Cash at Beginning of Period	553	2	—

CASH AT END OF PERIOD	$32,230	$35	$32,230

The accompanying notes are an integral part of these unaudited financial statements.

STARBERRYS CORPORATION

(A Development Stage Company)

NOTES  TO  FINANCIAL  STATEMENTS

December 31, 2002

(Unaudited - Prepared by Management)

1.             ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on October 8, 1998 under the name of “Cigar King Corporation” with authorized common stock of 200,000,000 shares at $0.001 par value.  On September 13, 2002 the name was changed to “Starberrys Corporation” as part of a change in the authorized capital stock by the addition of 50,000,000 shares of preferred stock with a par value of $0.001.  There are no preferred shares issued and the terms have not been determined.

The Company was organized for the purpose of engaging in quality cigar sales.  During 1998 the Company purchased the right to use the name “Cigar King” to market high quality cigars and during 2000 the activity was abandoned.  During 2002, under a new board of directors and management, the Company has been looking for another project.  No operations have been started.

The Company is in the development stage.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

                Income Taxes

                                                On December 31, 2002 the Company had a net operating loss carry forward of  $236,369.  The tax benefit of approximately $70,910 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss will expire in 2022.

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

3.                                      COMMON CAPITAL STOCK

                                                Since its inception, the Company has completed private placements of 10,561,200 shares of its common capital stock for $90,892.

4.                                      COMMON CAPITAL STOCK OPTIONS

                                                On June 6, 2002 the Company granted stock options to related parties of 1,140,000 shares of common stock at $1.00 per share which will expire on June 6, 2005.  The options vest in equal proportions of one-twelfth on the first day of each calendar quarter starting the October to December 2002 quarter.  On the date of the grant the fair value of outstanding shares of the Company was less than $1.00.  As there have been no transaction involving the Company’s shares since common stock was sold from Treasury in July 2002 at $0.50 per share, it is assumed that the options vested to December 31, 2002 have no value.

5.                                      SHAREHOLDER LOANS

                                                During the three months ended December 31, 2002, loans of $35,655 were advanced to the Company by a shareholder. These loans are non-interest bearing, unsecured and due on demand.

6.                                      RELATED PARTY TRANSACTIONS

Officers, directors and key consultants have acquired 34% of the outstanding common stock and have received the stock options outlined in note 4.

6.             GOING CONCERN

                                                The Company does not have the working capital to service its debt and for any future planned activity. The Company’s management believes they can obtain the necessary working capital needed to pay its debt and for any future planned activity by receiving loans from officers, directors and shareholders, and by additional equity funding which will enable the Company to operate for the coming year.

ITEM 2.   PLAN OF OPERATIONS

Under new management and Board of Directors, the Company is in process of looking for a new business.

Liquidity and Capital Resources

When a new business for the Company has been identified and a business plan developed, the process of raising funds will be initiated to fund the new activities.

Results of Operations

The Company has had no revenues from operations since its inception.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBERRYS CORPORATION

(Registrant)

By:	/s/ “JOHN H. GOODWIN”
John H. Goodwin, Chairman, President and CEO
Date: February 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated.

By:	/s/ “JOHN H. GOODWIN”
John H. Goodwin, Chairman, President and CEO
Date: February 14, 2003

By:	/s/ “KENNETH R. TOLMIE”
Kenneth R. Tolmie, Chief Financial Officer and Secretary
Date: February 14, 2003

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, John H. Goodwin, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the three months ended December 31, 2002 of Starberrys Corporation, the registrant;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 14, 2003	/s/ JOHN H. GOODWIN
John H. Goodwin
Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth R. Tolmie, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the three months ended December 31, 2002 of Starberrys Corporation, the registrant;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 14, 2003	/s/ KENNETH R. TOLMIE
Kenneth R. Tolmie
Chief Financial Officer