Form 10QSB
period 2003-03-31
STARBERRYS CORP
filed 2003-05-15
CIK 1074828

UNITED

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number 0-25541

STARBERRYS CORPORATION

(Exact name of registrant as specified in charter)

Nevada	91-1948357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21—2236 Folkestone Way West Vancouver, BC, Canada	V7S 2X7
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of March 31, 2003
Common Stock, $0.001 per share	10,561,200

INDEX

PART 1.

ITEM 1.	Financial Statements

Balance Sheet as at March 31, 2003 and September 30, 2002

Statement of Operations For the three months ended March 31, 2003 and 2002, the six months ended March 31, 2003 and 2002 and for the period from October 8,1998 (Date of Inception) to March 31, 2003

Statement of Cash Flows For the six months ended March 31, 2003 and 2002 and for the period from October 8,1998 (Date of Inception) to March 31,2003

Notes to Financial Statements

ITEM 2.	Plan of Operations

PART 11.	Signatures

PART 1 – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying balance sheet of Starberrys Corporation (a development stage company) at March 31, 2003 and September 30, 2002 and the statement of operations for the three months ended March 31, 2003 and 2002, the six months to March 31, 2003 and 2002 and for the period from October 8, 1998 (date of inception) to March 31, 2003 and the statement of cash flow for the six months ended March 31, 2003 and 2002 and for the period from October 8, 1998 (date of inception) to March 31, 2003 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended March 31, 2003, are not necessarily indicative of the results that can be expected for the year ending September 30, 2003.

STARBERRYS CORPORATION

(A Development Stage Company)

BALANCE  SHEET

March 31, 2003  and September 30, 2002

(Unaudited - Prepared by Management)

	March 31, 2003	September 30, 2002
ASSETS

CURRENT ASSETS

Bank	$49,398	$553
Prepaid expenses	10,000	0

TOTAL CURRENT ASSETS	59,398	553

Deposits pursuant to Letter of Intent	98,125	0

TOTAL ASSETS	$157,523	$553

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$225,669	$112,056
Shareholder loans	199,056	0

TOTAL CURRENT LIABILITIES	424,725	112,056

STOCKHOLDERS’ EQUITY

Common stock 200,000,000 shares authorized, at $0.001 par value, 10,561,200 shares issued and outstanding	$10,561	$10,561

Capital in excess of par value	91,281	91,281

Deficit accumulated during the development stage	(369,044)	(213,345)

Total Stockholders’ Deficiency	(267,202)	(111,503)

	$157,523	$553

The accompanying notes are an integral part of these unaudited financial statements.

STARBERRYS CORPORATION

(A Development Stage Company)

STATEMENT OF OPERATIONS

For the three and six months ended March 31, 2003 and 2002,

 and for the period from October 8, 1998 (Date of Inception) to March 31, 2003

(Unaudited  -  Prepared by Management)

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002	For the Six Months Ended March 31, 2003	For the Six Months Ended March 31, 2002	From Inception To March 31, 2003

SALES	$—	$—	$—	$—	$—
GENERAL AND ADMINISTRATIVE EXPENSES:
Loss of license	—	—	—	—	50,000
Accounting and audit	2,460	950	3,635	1,900	25,268
Bank charges and interest	147	17	297	34	846
Consulting	14,000	—	14,000	—	31,913
Filing fees	914	—	3,208	—	8,723
Legal	100,805	—	118,631	—	209,639
Office and administration	5,377	14	5,377	14	9,774
Rent	—	—	—	—	4,500
Telephone	—	—	—	—	2,700
Transfer agent’s fees	246	122	1,833	1,664	10,671
Travel	7,376	—	7,376	—	10,792
Website fees	—	—	—	—	500
Foreign exchange loss	1,350	—	1,342	—	1,350
Miscellaneous other	—	—	—	—	2,368

NET LOSS	$(132,675)	$(1,103)	$(155,699)	$(3,612)	$(369,044)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$—	$(0.01)	$—

AVERAGE OUTSTANDING SHARES
Basic	10,561,200	10,535,000	10,561,200	10,535,000

The accompanying notes are an integral part of these unaudited financial statements.

STARBERRYS CORPORATION

(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the six months ended March 31, 2003 and 2002 and for the period from

October 8, 1998 (Date of Inception) to March 31, 2003

(Unaudited - Prepared by Management)

	For the Six Months Ended March 31, 2003	For the Six Months Ended March 31, 2002	From Inception To March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(155,699)	$(3,612)	$(369,044)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in current assets and liabilities:
Capital contributions - expenses	—	—	10,950
Prepaid expenses	(10,000)	—	(10,000)
Accounts payable	113,613	3,628	225,669

Net cash (deficiency) from operations	(52,086)	16	(142,425)

CASH FLOWS FROM INVESTINGACTIVITIES:
Deposits pursuant to Letter of Intent	(98,125)	—	(98,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	199,056	—	199,056
Proceeds from issuance of common stock	—	—	90,892

Net Increase (Decrease) in Cash	48,845	16	49,398

Cash at Beginning of Period	553	2	—

CASH AT END OF PERIOD	$49,398	$18	$49,398

The accompanying notes are an integral part of these unaudited financial statements.

STARBERRYS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2003

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

The Company was originally organized for the purpose of engaging in quality cigar sales.  During 1998 the Company purchased the right to use the name “Cigar King” to market high quality cigars.  During 2000 the activity was abandoned.  Under a new board of directors and management during 2002 and looking for another project, the Company signed a Letter of Intent, dated November 29, 2002 and amended and extended on March 13, 2003, outlining the terms of a proposed acquisition of all of the assets and intellectual property related to the CBN and “Color by Numbers” business and system (see Note 7).  No operations have been started.

The Company is in the development stage.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On March 31, 2003 the Company had a net operating loss carry forward of  $369,044.  The tax benefit of approximately $110,700 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss will expire in 2022.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.  Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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

4.                                      COMMON CAPITAL STOCK OPTIONS

On June 6, 2002 the Company granted stock options to related parties of 1,140,000 shares of common stock at $1.00 per share which will expire on June 6, 2005.  On January 13, 2003, 210,000 of these options were cancelled.  The options outstanding at March 31, 2003 for 930,000 shares vest in equal proportions of one-twelfth on the first day of each calendar quarter starting the October to December 2002 quarter.  (See Note 8.) On the date of the grant the fair value of outstanding shares of the Company was less than $1.00.  As there have been no transactions involving the Company’s shares since common stock was sold from Treasury in July 2002 at $0.50 per share, it is assumed that the options vested to December 31, 2002 have no value.

5.                                      SHAREHOLDER LOANS

                                                During the six months ended March 31, 2002, loans of $199,056 were advanced to the Company by a shareholder. These loans are non-interest bearing and unsecured.

6.                                      RELATED PARTY TRANSACTIONS

Officers, directors and key consultants have acquired 32% of the outstanding common stock and have received the stock options outlined in Note 4.

7.                                      DEPOSITS PURSUANT TO A LETTER OF INTENT

The Company signed a Letter of Intent on November 29, 2002, amended and extended on March 13, 2003, with eVision Technologies Inc. and Mr. Ken Turpin (“the Vendors”) outlining the general terms of a proposed acquisition by the Company or its assigns for $5,000,000 of all of the assets and intellectual property related to the CBN and “Color by Numbers” business owned by the Vendors.  The acquisition is subject to, amongst other items, completion of due diligence satisfactory to the Company and the obtaining of the required financing for the purchase.  In consideration for certain undertakings given by the Vendors, the Company agreed to make monthly non-refundable payments of CDN$50,000 commencing January 1, 2003 as deposits toward the agreed purchase price.

8.                                      SUBSEQUENT EVENTS

On April 9, 2003 the Company signed a Definitive Purchase Agreement with Målaremästarnas Riksforening, the owner of all the shares of Skandinaviska Färginstituter AB (“SCI”) which owns the colour notation system Natural Color Systems (“NCS”), subject to certain conditions, containing the terms of an acquisition by the Company or its assigns for a price of SEK 35,000,000 of all the shares of SCI.

Options for the purchase of 420,000 shares of common stock at $1.00 per share (see Note 4) were cancelled in late April 2003.

9.                                      GOING CONCERN

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

ITEM 2.     PLAN OF OPERATIONS

Under new management and Board of Directors, the Company is in process of looking for a new business.  The Company has signed a Letter of Intent (amended and extended on 13 March 2003) with eVision Technologies Inc. and Mr. Ken Turpin (“the Vendors”) outlining the general terms of a proposed acquisition by the Company of all of the assets and intellectual property related to CBN and “Color By Numbers” business owned by the Vendors.

In addition, the Company signed a Letter of Intent (19 January 2003) with Målaremästarnas Riksforening, the owner of all the shares of Skandinaviska Färginstituter AB (“SCI” or The Scandinavian Colour Institute) which owns the colour notation system Natural Color Systems (“NCS”), outlining the general terms of a proposed acquisition by the Company of all of the shares of SCI.  On 9 April 2003 the Company signed a Definitive Purchase Agreement to complete the acquisition, subject to certain conditions, of all the shares of SCI for a price of SEK 35,000,000.

The Company intends to deploy the technology of CBN, an important element of which is to extend the NCS product offerings to existing NCS customers through the application of the CBN technology.

Liquidity and Capital Resources

The process of raising funds has been initiated to fund these new activities.

Results of Operations

The Company has had no revenues from operations since its inception.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBERRYS CORPORATION

(Registrant)

By:	/s/ “JOHN H. GOODWIN”
John H. Goodwin, President and CEO
Date: May 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated.

By:	/s/ “JOHN H. GOODWIN”
John H. Goodwin, President and CEO
Date: May 14, 2003

By:	/s/ “KENNETH R. TOLMIE”
Kenneth R. Tolmie, Chief Financial Officer and Secretary
Date: May 14, 2003

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, John H. Goodwin, certify that:

1.               I have reviewed this quarterly report on Form 10-Q for the six months ended March 31, 2003 of Starberrys Corporation, the registrant;

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

/s/ JOHN H. GOODWIN
Dated: May 14, 2003
John H. Goodwin Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth R. Tolmie, certify that:

1.               I have reviewed this quarterly report on Form 10-Q for the three months ended March 31, 2003 of Starberrys Corporation, the registrant;

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

/s/ KENNETH R. TOLMIE
Dated: May 14, 2003
Kenneth R. Tolmie Chief Financial Officer