Form 10QSB
period 2003-06-30
STARBERRYS CORP
filed 2003-09-04
CIK 1074828

UNITED
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of June 30, 2003
Common Stock, $0.001 per share	13,311,200

INDEX

PART 1.

ITEM 1.	Financial Statements

Balance Sheet as at June 30, 2003 and September 30, 2002

Statement of Operations For the three months ended June 30, 2003 and 2002, the nine months ended June 30, 2003 and 2002 and for the period from October 8,1998 (Date of Inception) to June 30, 2003

Statement of Cash Flows For the nine months ended June 30, 2003 and 2002 and for the period from October 8, 1998 (Date of Inception) to June 30, 2003

Notes to Financial Statements

ITEM 2.	Plan of Operations

PART 11.	Signatures

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheet of Starberrys Corporation (a development stage company) at June 30, 2003 and September 30, 2002 and the statement of operations for the three months ended June 30, 2003 and 2002, the nine months to June 30, 2003 and 2002 and for the period from October 8, 1998 (date of inception) to June 30, 2003 and the statement of cash flow for the nine months ended June 30, 2003 and 2002 and for the period from October 8, 1998 (date of inception) to June 30, 2003 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ending September 30, 2003.

STARBERRYS CORPORATION

(A Development Stage Company)

BALANCE SHEET

June 30, 2003  and September 30, 2002

(Unaudited - Prepared by Management)

	June 30, 2003	September 30, 2002
ASSETS

CURRENT ASSETS

Bank	$0	$553
Prepaid expenses	10,000	0

TOTAL CURRENT ASSETS	10,000	553

Deposits pursuant to Letters of Intent and Purchase Agreement	897,777	0

TOTAL ASSETS	$907,777	$553

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Bank overdraft	$94,285	$0
Accounts payable and accrued liabilities	271,087	112,056
Shareholder and other loans payable	1,061,314	0

TOTAL CURRENT LIABILITIES	1,426,686	112,056

STOCKHOLDERS’ EQUITY

Common stock 200,000,000 shares authorized, at $0.001 par value; 13,311,200 (2002 – 10,561,200) shares issued and outstanding	$13,311	$10,561

Capital in excess of par value	91,281	91,281

Stock subscriptions receivable	(2,750)	0

Deficit accumulated during the development stage	(620,751)	(213,345)

TOTAL STOCKHOLDERS’ DEFICIENCY	(518,909)	(111,503)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$907,777	$553

The accompanying notes are an integral part of these unaudited financial statements.

STARBERRYS CORPORATION

(A Development Stage Company)

STATEMENT OF OPERATIONS

For the three and nine months ended June 30, 2003 and 2002,
and for the period from October 8, 1998 (Date of Inception) to June 30, 2003

(Unaudited - Prepared by Management)

	For the Three Months Ended June 30, 2003	For the Three Months Ended June 30, 2002	For the Nine Months Ended June 30, 2003	For the Nine Months Ended June 30, 2002	From Inception To June 30, 2003

SALES	$—	$—	$—	$—	$—
GENERAL AND ADMINISTRATIVE EXPENSES:
Loss of license	—	—	—	—	50,000
Accounting and audit	1,445	—	5,080	1,900	26,713
Bank charges and interest	302	—	599	34	1,148
Consulting	56,744	—	70,744	—	88,657
Filing fees	1,073	—	4,281	—	9,796
Legal	149,773	—	268,404	—	359,412
Office and administration	6,567	—	18,944	14	23,341
Rent	—	—	—	—	4,500
Telephone	—	—	—	—	2,700
Transfer agent’s fees	642	—	2,475	1,664	11,313
Travel	13,631	—	14,007	—	17,423
Website fees	—	—	—	—	500
Foreign exchange loss	21,529	—	22,871	—	22,880
Miscellaneous other	—	—	—	—	2,368

NET LOSS	$(251,706)	$—	$(407,405)	$(3,612)	$(620,751)

NET LOSS PER COMMON SHARE
Basic	$(0.02)	$—	$(0.03)	$—

TOTAL OUTSTANDING SHARES
Basic	13,311,200	10,535,000	13,311,200	10,535,000

The accompanying notes are an integral part of these unaudited financial statements.

STARBERRYS CORPORATION

(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended June 30, 2003 and 2002 and for the period from
October 8, 1998 (Date of Inception) to June 30, 2003

(Unaudited - Prepared by Management)

	For the Nine Months Ended June 30, 2003	For the Nine Months Ended June 30, 2002	From Inception To June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(407,405)	$(3,612)	$(620,751)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in current assets and liabilities:
Capital contributions — expenses	—	—	10,950
Prepaid expenses	(10,000)	135	(10,000)
Accounts payable	159,030	3,493	271,087

Net cash (deficiency) from operations	(258,375)	16	(348,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits pursuant to Letters of Intent and Purchase Agreement	(897,777)	—	(897,777)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	1,061,314	—	1,061,314
Proceeds from issuance of common stock	0	—	90,892

Net Increase (Decrease) in Cash	(94,838)	16	(94,285)

Cash at Beginning of Period	553	2	—

CASH (BANK OVERDRAFT) AT END OF PERIOD	$(94,285)	$18	$(94,285)

The accompanying notes are an integral part of these unaudited financial statements.

STARBERRYS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

(Unaudited - Prepared by Management)

1.                                      ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on October 8, 1998 under the name of “Cigar King Corporation” with authorized common stock of 200,000,000 shares at $0.001 par value.  On September 13, 2002 the name was changed to “Starberrys Corporation” and the authorized capital stock was changed by the addition of 50,000,000 shares of preferred stock with a par value of $0.001.  There are no preferred shares issued and the terms have not been determined.

The Company was originally organized for the purpose of engaging in quality cigar sales.  During 1998 the Company purchased the right to use the name “Cigar King” to market high quality cigars.  During 2000 the activity was abandoned.  Under a new board of directors and management during 2002, the Company signed a Letter of Intent, dated November 29, 2002 and amended and extended on March 13, 2003 and on June 25, 2003, outlining the terms of a proposed acquisition of all of the assets and intellectual property related to the CBN and “Color by Numbers” business and system (see Note 7).  On April 9, 2003, the Company signed a Purchase Agreement for the acquisition of all of the shares of the company which owns the Natural Colour System, a colour notation/specification system used worldwide among professionals in architecture, design, paint and building products (see Note 8).

No operations have been started.

The Company is in the development stage.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On June 30, 2003 the Company had a net operating loss carry forward of $613,751.  The tax benefit of approximately $184,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss will expire in 2022.

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

Foreign Currency Translation

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and, therefore, no gain or loss from the translations is recognized.  US dollars are considered to be the functional currency.

3.                                      COMMON CAPITAL STOCK

Since its inception, the Company has completed private placements of 13,311,200 shares of its common capital stock for $93,642. See also Subsequent Events note.

4.                                      COMMON CAPITAL STOCK OPTIONS

On June 6, 2002 the Company granted stock options to related parties of 1,140,000 shares of common stock at $1.00 per share which will expire on June 6, 2005.  On January 13, 2003,

210,000 of these options were cancelled.  In April 2003, an additional 420,000 of these options were cancelled. The options outstanding at June 30, 2003 for 510,000 shares vest in equal proportions of one-twelfth on the first day of each calendar quarter starting the October to December 2002 quarter.  (See Note 8.)  On the date of the grant the fair value of outstanding shares of the Company was less than $1.00.  As there have been no transactions involving the Company’s shares since common stock was sold from Treasury in June 2003 at the par value of $0.001 per share, it is assumed that the options vested to June 30, 2003 have no value.

5.                                      SHAREHOLDER LOANS AND OTHER LOANS PAYABLE

During the nine months ended June 30, 2002, loans of $561,314 were advanced to the Company by shareholders and a loan of $500,000 was advanced to the Company by a third party. The loans from shareholders are non-interest bearing and unsecured.  The third party loan bears interest at the rate of 15% per annum, payable monthly, and is secured by the pledge of Company shares from directors, officers and certain others.

6.                                      RELATED PARTY TRANSACTIONS

Officers, directors and key consultants have acquired 43% of the outstanding common stock and have received the stock options outlined in Note 4.

7.                                      DEPOSITS PURSUANT TO LETTER OF INTENT AND TO PURCHASE AGREEMENT

The Company signed a Letter of Intent on November 29, 2002, amended and extended on March 13, 2003, and further extended on June 25, 2003, with eVision Technologies Inc. and Mr. Ken Turpin (“the Vendors”) outlining the general terms of a proposed acquisition by the Company or its assigns for $5,000,000 of all of the assets and intellectual property related to the CBN and “Color by Numbers” business owned by the Vendors.  The acquisition is subject to, amongst other items, completion of due diligence satisfactory to the Company, negotiating a definitive purchase agreement and the obtaining of the required financing for the purchase.  In consideration for certain undertakings given by the Vendors, the Company agreed to make monthly payments of CDN$50,000 commencing January 1, 2003 and payments of CDN$300,000 on June 30, 2003 and CDN$200,000 on August 15, 2003 as deposits toward the agreed purchase price.

On April 9, 2003 the Company signed a Definitive Purchase Agreement with Målaremästarnas Riksforening, the owner of all the shares of Skandinaviska Färginstituter AB (the Scandinavian Colour Institute or “SCI”) which owns the colour notation system Natural Color Systems (“NCS”), subject to certain conditions, containing the terms of an acquisition by the Company or its assigns for a price of SEK 35,000,000 of all the shares of SCI.  Pursuant the terms of that agreement, on June 30, 2003 the Company deposited $436,832 into an escrow account as the initial payment for the purchase.

A summary of these deposits is:

	In CDN $	CDN $ Deposits converted to US $	In US $	Total in US $
Deposits made to:
eVision Technologies Inc.	650,000.00	460,945.00	0.00	460,945.00
Karlero &Co., in trust	0.00	0.00	436,832.00	436,832.00

Total	650,000.00	460,945.00	436,832.00	897,777.00

8.                                      SUBSEQUENT EVENTS

Subsequent to June 30, 2003, the Company refunded the subscription proceeds to the only three individuals who subscribed for a total of 26,200 common shares of the Company in July 2002 pursuant to an Offering Memorandum for Non-Qualifying Issuers dated July 8, 2002. As that Offering Memorandum indicated that the intended use of funds was for a business different from the activities now planned for the Company, the Company and those shareholders agreed that their subscription proceeds of $13,100 should be refunded and the shares then purchased cancelled.

On August 18, 2003, the Company and Målaremästarnas Riksforening, the owner of all the shares of Skandinaviska Färginstituter AB (“SCI”), signed an agreement to suspend the Closing Date of the purchase of all of the outstanding shares of SCI, pursuant to the April 9, 2003 Agreement on the Sale and Purchase of Shares, from August 31, 2003 to November 30, 2003.

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

ITEM 2.  PLAN OF OPERATIONS

Under new management and Board of Directors, the Company is in process of raising funds and acquiring assets and an operating company for the purposes of engaging in a new business.  The Company has signed a Letter of Intent (amended and extended on 13 March 2003 and further extended on 25 June 2003) with eVision Technologies Inc. and Mr. Ken Turpin (“the Vendors”) outlining the general terms of a proposed acquisition by the Company of all of the assets and intellectual property related to the CBN and digital “Color By Numbers” business owned by the Vendors.

In addition, the Company signed a Letter of Intent on 19 January 2003 with Målaremästarnas Riksforening, the owner of all the shares of Skandinaviska Färginstituter AB (“SCI” or The Scandinavian Colour Institute) which owns the colour notation system Natural Color Systems (“NCS”) and the Scandinavian Colour School, outlining the general terms of a proposed acquisition by the Company of all of the shares of SCI.  On 9 April 2003 the Company signed a Definitive Purchase Agreement to complete the acquisition, subject to certain conditions, of all the shares of SCI for a price of SEK 35,000,000 (see attached Exhibit A).  Subsequent to 30 June 2003 that Agreement was amended to change the Closing Date from 31 August 2003 to 30 November 2003.  NCS is the leading colour notation system in Europe and is also highly regarded around the world.  It is the national standard for colour in Sweden, Norway, Spain and South Africa.

The Company intends to expand the NCS revenues in both existing markets and new markets in the colour world through the addition of its marketing expertise, financial resources and network of contacts, and to deploy the technology of CBN, an important element of which is to extend the NCS product offerings to existing NCS customers through the application of the CBN technology.

Liquidity and Capital Resources

The process of raising funds has been initiated to fund these new activities.

Results of Operations

The Company has had no revenues from operations since its inception.

Changes in Securities

On 2 June 2003 the Company issued 2,750,000 common shares from Treasury at the par value price of $0.001 each, or total proceeds of $2,750, to be paid upon delivery of the shares pursuant to an agreement entered into by the Company in November 2002.  The five purchasers are either members of the Company’s Board of Directors or key consultants to the Company who are expecting to join the Company’s management team in the near future.  These shares were sold in reliance on the exemption provided by Section 4 (2) of the U.S Securities Act of 1933 and by Rule 701 of the Securities Act.

Subsequent to 30 June 2003 the Company cancelled 26,200 common shares issued from Treasury in July 2002 to three Canadian subscribers pursuant to a 8 July 2002 Offering Memorandum for Non-Qualifying Issuers with respect to a business unrelated to the present plans of the Company, and refunded their subscription proceeds.

Exhibits and Reports on Form 8-K

The Company filed a Form 8-K report on 28 May 2003 with respect to the proposed acquisition of all the shares of Skandinaviska Färginstituter AB (“SCI” or The Scandinavian Colour Institute). No financial statements were filed related to that pending acquisition. The purchase agreement for that acquisition is appended as Exhibit A to this Form 10-QSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBERRYS CORPORATION

(Registrant)

By:	/s/ “JOHN H. GOODWIN”
John H. Goodwin, President and CEO
Date: August 28, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated.

By:	/s/ “JOHN H. GOODWIN”
John H. Goodwin, President and CEO
Date: August 28, 2003

By:	/s/ “KENNETH R. TOLMIE”
Kenneth R. Tolmie, Chief Financial Officer and Secretary
Date: August 28, 2003