Form 10KSB
period 2003-09-30
STARBERRYS CORP
filed 2004-03-19
CIK 1074828

39

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x)     ANNUAL  REPORT  UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
              (FEE  REQUIRED)
     For  the  fiscal  year  ended          September  30,  2003
                                            --------------------

(  )     TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT  OF  1934  (NO  FEE  REQUIRED)
     For  the  transaction  period  from               to

     Commission  File  number          0-25541
                                       -------

                              STARBERRYS  CORPORATION
                              -----------------------
               (Exact  name  of  Company  as  specified  in  charter)

          Nevada                                              91-1948357
          ------                                          --------------
State  or  other  jurisdiction  of  incorporation       (I.R.S. Employee
or  organization                                       Identification  No.)

1100 Melville  Street,  Suite  320
Vancouver,  B.C.,  Canada                                   V6E  4A6
                                                            --------
(Address of principal executive offices)                   (Zip Code)

Issuer's  telephone  number,  including area code            604-688-3931, Ext.1
                                                      --------------------------

Securities  registered  pursuant  to  section  12  (b)  of  the  Act:

Title of each share                    Name of each exchange on which registered
      None                                              None
----------------                              --------------------

Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:

     None
     ----
(Title  of  Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1)   Yes  [X]     No  [  ]               (2)     Yes  [X]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [    ]

State  issuer's  revenues  for  its most recent fiscal year:     $           -0-
                                                                    ------------

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at September 30, 2003, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.


   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of September 30, 2003, the Company has 11,849,848 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits  incorporated  by  reference  are  referred  to  under  Part  1V

                                TABLE OF CONTENTS


PART  1
-------
                                                                   Page
                                                                   ----





ITEM 1.     Description of Business                                  4
ITEM 2. . . Description of Property                                  8

ITEM 3. . . Legal Proceedings                                        8

ITEM 4. . . Submission of Matters to Vote of Securities
               Holders                                               8

PART II
----------

ITEM 5. . . Market for Common Equity and Related
               Stockholder Matters                                   8

ITEM 6. .   Management's Discussion and Analysis or Plan
               of Operations                                         9

ITEM 7. . . Financial Statements                                    12

ITEM 8.   . Changes in and Disagreements with Accountants on
.. . . . . . . .Accounting and Financial Disclosure                  12

ITEM 8A.. . Controls and Procedures                                 13

PART III
----------
ITEM 9. .   Directors, Executive Officers, Promoters, and Control
  . . . . . .  Persons; Compliance with Section 16(a) of
               the Exchange Act                                     13

ITEM 10..   Executive Compensation                                  17

ITEM 11.. . Security Ownership of Certain Beneficial
               Owners and Management                                19

ITEM 12.. . Certain Relationships and Related Transactions          19

PART IV
----------

ITEM 13.. .  Exhibits and Reports on Form 8-K                       21

ITEM 14.. . .Principal Accountant Fees and Services                 22

             SIGNATURES. .                                          24

                                     PART I

ITEM  1.    DESCRIPTION  OF  BUSINESS

HISTORY  AND  ORGANIZATION

        Starberrys Corporation, a Nevada corporation (the "Company"), was incorporated on October 8, 1998. The Company has no subsidiaries and no affiliated companies. The Company's executive offices are located in Vancouver, British Columbia, Canada.

        The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 Preferred Shares. As at September 30, 2003 there were 11,849,848 Common Shares and no Preferred Shares outstanding.

        On November 24, 1998 the Company acquired the exclusive rights to market high quality cigars through a climate controlled kiosk merchandise display case, known as the King Climate Control, by the payment of $50,000. The Company did not proceed with this new business and in 2000 abandoned the activity.

         Subsequent to the end of the fiscal year (in November 2002), the Company signed a Letter of Intent with eVision Technologies Corporation and Ken Turpin (founder / inventor) to acquire 100% of the assets related to the business of Colour By Number ("CBN"). The CBN System is a digital color management system providing one color language across industries and materials, empowering architects, designers, contractors, retailers and consumers to take full control of their choice and use of color.

       The Company was unsuccessful in raising the financing to complete this acquisition, which has been abandoned.

     In addition, the Company signed a Letter of Intent on 19 January 2003 with Malaremastarnas Riksforening, the owner of all the shares of Skandinaviska Farinstituter AB ("SCI" or the Scandinavian Colour Institute) which owns the colour notation system Natural Color Systems ("NCS") and the Scandinavian Color School, outlining the general terms of a proposed acquisition by the Company of all of the shares of SCI. On April 9, 2003 the Company signed a Definitive Purchase Agreement to complete the acquisition, subject to certain conditions, of all the shares of SCI for a price of SEK 35,000,000 (see attached Exhibit A.) Subsequent to June 30, 2003 that Agreement was amended to change the Closing Date from August 31, 2003 to November 30, 2003. NCS is the leading colour notation system in Europe and is also highly regarded around the world. It is the national standard for colour in Sweden, Norway, Spain and South Africa.

     The Company was unsuccessful in raising the financing to complete this acquisition, and it has also been abandoned.

     The Company has no revenue to date from its operations, and its ability to affect its plans for the future will depend on the availability of financing. Such financing will be required to enable the Company to acquire new businesses. The Company anticipates obtaining such funds from its officers and directors, financial institutions or by way of the sale of its capital stock under an SB-2. However, there can be no assurance that the Company will be successful in obtaining additional capital for such business acquisitions from the sale of its capital stock, or in otherwise raising substantial capital.

     During the year, the Company filed with the SEC various documents such as Forms 10-KSB, 10-QSB, 3, SC 13-D, 8-Ks, Pre-14-C and other forms. The Company distributed to its shareholders an annual report for the fiscal year ended September 30, 2002, which included the audited financial statements, information circular and proxy (refer to page 17). The Company did not distribute any material to its shareholders in prior years.

     The shareholders may read and copy any material filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information which the Company has filed electronically with the SEC, by accessing the website using the following address: http://www.sec.gov. Presently the Company does not have its own Internet address. The Company is prepared to distribute, upon request from shareholders, any of the material previously filed with the SEC.

PLANNED  BUSINESS

     This Form 10-KSB contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or the Company's future financial performance. In some cases, the reader can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause the Company or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

     The Company's financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

RISK  FACTORS

     There are certain inherent risks which will have an effect on the Company's development in the future and some of these risk factors are noted below but are not all encompassing since there may be others unknown to management at the present time which might have an impact in the future on the development of the Company.

1. FUTURE TRADING IN THE COMPANY'S STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL THE COMPANY'S SHARES WHEN, AND IF, THE SHARES ARE EVENTUALLY QUOTED.

     The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Company's shares most likely will be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to broker-dealers to trade in the Company's securities. The Company believes that the penny stock rules discourage investor interest in and limit the marketability of, its common stock when, and if, it is called for trading. The Company feels that its shares will be considered to be penny stock when the shares are finally quoted.

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

     The Company has incurred a cumulative net loss for the period from October 8, 1998 (date of inception) to September 30, 2003 of $2,032,743. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on the Bridge claim.

3.   WHETHER  THE  COMPANY  WILL  CONTINUE  TO  BE  A  GOING  CONCERN

The Company's auditors, in the audited financial statements as at September 30 2003, have indicated a concern in their audit opinion as to whether the Company will be able to raise sufficient funds to complete its objectives and, if not, indicates that the Company might not be able to continue as a going concern. Without adequate future financing, the Company might cease to operate and the existing shareholders and any future shareholders will lose their entire investment.

4.   THE  PRESENT  SHAREHOLDERS  HAVE  ACQUIRED  SHARES  AT EXTREMELY LOW PRICES

     All present shareholders have acquired shares at $0.001 per share. The Company does not intend to issue further shares at this price; hence, any new investors would pay a higher price and immediately suffer a dilution in the value of their shares.

5.   FUTURE  ISSUANCE  OF  STOCK  OPTIONS,  WARRANTS  AND/OR  RIGHTS WILL HAVE A
     DILUTING  FACTOR  ON  EXISTING  AND  FUTURE  SHAREHOLDERS

     The grant and exercise of stock options, warrants or rights to be issued in the future would likely result in a dilution of the value of the Company's common shares for all shareholders. At present, the Company has granted stock options to related parties of 25,000 shares of common stock at $1.00 per share as noted on page 33 of this report and may in the future issue further stock options to officer, directors and consultants which will dilute the interest of the existing and future shareholders. Moreover, the Company may seek authorization to increase the number of its authorized shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

6.   THE  COMPANY  DOES  NOT  EXPECT  TO  DECLARE  OR  PAY  ANY  DIVIDENDS

     The Company has not declared or paid any dividends on its common stock since its inception, and it does not anticipate paying any such dividends for the foreseeable future.

7.   CONFLICT  OF  INTEREST

     Some of the Directors of the Company are also directors and officers of other companies and conflicts of interest may arise between their duties as directors of the Company and as directors and officers of other companies.

8.   CONCENTRATION  OF  OWNERSHIP  BY  MANAGEMENT.

     The management of the Company, either directly or indirectly, owns 735,000 shares. Even though this only represents 6.38 % of the issued and outstanding shares, it might be difficult for any one shareholder to solicit sufficient votes to replace the existing management. Therefore, any given shareholder may never have a voice in the direction of the Company.

9.   KEY-MAN  INSURANCE

     The Company carries no key-man insurance. In the event that Mr. Erickson either departed the Company or passed away, the Company would not have the available funds to attract an individual of similar experience. Management is considering obtaining key-man insurance once it has sufficient funds to do so.

10.  NUMBER  OF  EMPLOYEES  AND  NUMBER  OF  FULL-TIME  EMPLOYEES

     All the directors devote some time to the Company but none of them are full time since they have other occupations, which requires the majority of their time. As a group, the directors and officers devote approximately 10 hours a month to the affairs of the Company. There are no employees in the Company at the present time and therefore no full time employees.

11.  RECENTLY  ENACTED  AND  PROPOSED  REGULATORY  CHANGES

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and NASDAQ could cause the Company to incur increased costs as it evaluates the implications of new rules and responds to new requirements. The new rules will make it more difficult for the Company to obtain certain types of insurance, including directors and officers liability insurance, and the Company may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for the Company to attract and retain qualified persons to serve on the Company's board of directors, or as executive officers. The Company is presently evaluating and monitoring developments with respect to these new and proposed rules, and it cannot predict or estimate the amount of the additional costs it may incur or the timing of such costs.

ITEM  2.    DESCRIPTION  OF  PROPERTY

OFFICES

        The Company's executive offices are located at 1100 Melville Street, Suite 320, Vancouver, British Columbia, Canada V6E 4A6. The office is located in premises which are also used by the Secretary of the Company for other business interests. There is no charge to the Company for using this office.

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

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

       There has been no annual meeting for the Company to the date of this report. No matters have been submitted to a vote of securities holders.

                                     PART II

ITEM  5.    MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
            MATTERS

        During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at September 30, 2003 the Company had 55 shareholders.

ITEM  6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF
            OPERATION

OVERVIEW

        The Company was incorporated on October 8, 1998 under the laws of the State of Nevada. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 shares of Preferred Stock with such terms as will be specified by the Board of Directors at the time it acts to create a specific series of the Preferred Stock to be issued. As at September 30, 2003 there were 11,849,848 Common Shares and no Preferred Shares outstanding.

Liquidity  and  Capital  Resources

          As  at  September  30,  2003,  the  Company  had  assets  of $380, and
$1,411,807  in liabilities.   Included in the liabilities is accounts payable of
$254,061.

During  the  year,  the  Company  has  incurred  the  following  expenses:





Expenditure                            Amount
Accounting and audit . .  i          $  9,340
Bank charges . . . . . .                1,574
Consulting fees. . . . .  ii          181,917
Filing fees. . . . . . .  iii           4,625
Financing fees            iv           23,900
Legal fees . . . . . . .  v           339,731
Loss on foreign exchange  vi           30,708
Office . . . . . . . . .  vii           8,061
Rent . . . . . . . . . . viii           4,680
Telephone. . . . . . . .  ix            3,293
Transfer agent's fees. .  x             3,089
Travel and promotion . .  xi           35,403
                                     --------

Total expenses before other losses    646,321

Interest expense          xii          18,750
Loss of deposit          xiii       1,154,327
                                    ---------
Net loss for the year             $ 1,819,398
                                    =========





i. The Company has accrued $4,000 in fees to its auditors, Madsen & Associates, CPA's Inc. for the examination of the Form 10-KSB as at September 30, 2003. In addition, the Company was charges $445 for the March 10-QSB and $460 for the June 10-QSB by Sellers and Andersen. In addition, the Company has accrued $2,800 in order that the Company's accountant can prepare the applicable working papers and other information to be submitted to the auditors for their review of the Form 10-KSB.

ii. The Company paid consulting fees of $40,000 to its president over an eight month period, at $5,000 per month. The Company paid fees of $7,350 to its former president for financial and management services. In addition, the Company paid fees to Doxa Consulting of $110,754 for the provision of technological, functional and strategic consultancy services. Consulting fees of $25,330 were paid to promoters and others for services to the Company.

iii. The Company has incurred certain expenses during the year for filing its various Forms 10-KSB and 10-QSB with the SEC. The Company paid $3,207 in total for the September 30, 2002 10-KSB, the December 31, 10-QSB and an 8-K. It accrued $1,073 for the March 31, 2003 10-QSB and another 8-K. In addition, registration and other fees of $344 were charged to the Company.

iv      The  Company  paid  fees  of  $23,900  for  assistance  in  obtaining financing.

v.     Legal  fees  of  $339,731  were  incurred  during  the  year.

vi. Loss on foreign exchange consists of the difference between the US and Canadian dollar exchange rate on monies expended by the Company in Canadian dollars.

vii. Office expenses consist of photocopy, fax and courier expenses and other miscellaneous expenses incurred by the officers of the Company.

viii. The Company paid rent expenses to a director of the Company to maintain an office while doing Company work.

ix. Telephone expenses are those expenses incurred by a director of the Company to maintain an office for the Company.

x. During the period, the Company received its annual billing from Nevada Agency and Trust Company for acting as transfer agent for the year in the amount of $1,200. Amounts for stock transfer fees and original issue fees totaled $1,324. In addition, the Company has accrued certain late charges of interest totaling $355. Included in this expense is the 2003 fee for list of officers and directors with the State of Nevada in the amount of $210.

xi. Travel and promotion expenses incurred by the former president of the Company totaled $17,176. Travel and promotion expenses of $8,347 were incurred by a director of the Company, and expenses of $4,090 were charged by the Company's promoter. Other expenses included $1,028 paid to the current president of the Company and $1,200 paid to a consultant. A trip for the purposes of obtaining financing was made by the president of the Company, which cost $2,751.

xii Interest payable is accrued on the note payable to Glencoe Capital Inc. at a rate of 15% per annum for three months since the funds were advanced to the Company.

xiii Loss of deposits is the funds expended on the purchase agreements with eVision Technologies Inc. and the Scandinavian Colour Institute. These deposits were forfeited since the terms of the contracts were not met.

     The Company estimates the following expenses will be required during the next twelve months to meet its obligations:







                                 Requirements    Current     Required
                                     for         Accounts    funds for
Expenditures                    twelve months    Payable   twelve months
---------------------          --------------  ---------  --------------
Accounting and audit.       1     $  11,000  $   7,705      $ 18,705
Bank charges. . . . .                 1,500          -         1,500
Consulting fees . . .                     -     58,280        58,280
Filing fees . . . . .       2         2,250      1,332         3,582
Legal fees. . . . . .       3        25,000    181,293       206,293
Office. . . . . . . .       4         1,000          -         1,000
Telephone . . . . . .       5         3,500          -         3,500
Transfer agent's fees       6         2,900      1,341         4,241
Travel and promotion.       7        20,000      4,110        24,110
                                  ---------  ----------- -  --------

  Estimated expenses.            $   67,150  $ 254,061    $  321,211
                             ==============  =========  =============




1.     Accounting  and  auditing  expense  has  been  projected  as  follows:





Filing                            Accountant   Auditors    Total
----------------------------     -----------  ---------  -------
Form 10-QSB - Dec. 31, 2003.  $     1,000  $     500     $ 1,500
Form 10-QSB - March 31, 2004        1,000        500       1,500
Form 10-QSB - June 30, 2004         1,000        500       1,500
Form 10-KSB - Sept. 30, 2004        2,500      4,000       6,500
                              -----------  ---------     -------
                              $     5,500  $   5,500     $11,000
                              ===========  =========     =======





2. Filing fees will include the cost of filing the various Forms 10-QSB and the Form 10-KSB on Edgar. It is estimated that the cost for each of the Form 10-QSBs will be $300 whereas the cost for filing the Form 10-KSB will be $500. Additional Edgar charges are estimated at $500. Each year the Company is required to file a list of officers and directors with the State of Nevada at a cost of $260. Additional costs of $90 are estimated.

3. Legal fees are estimated based on the previous year's fees. It is estimated that the fees in 2004 will be lower, since in the year ended September 30, 2003, there were some unusual start up fees regarding negotiations of the letters of intent and financing agreements.

4. Relates to photocopying, faxing and courier, in addition to miscellaneous expenses incurred by the directors. The estimate of these charges is approximately $80 per month for 12 months.

5. The estimate of telephone expenses to conduct Company business is approximately $300 per month for 12 months.

6. The Company is charged $1,200 annually by Nevada Agency & Trust Company. Additional stock transfer and original issue fees of $1,300 are estimated. The Company has calculated $400 in late interest charges for the next year.

7. Travel and promotion expenses have been estimated at $20,000. These expenses may be incurred by the directors who may incur travel expenses to find a new project for the Company, and to obtain financing.

At the present time, the Company has no contractual obligations for leasing premises.

At present, the directors devote time to the affairs of the Company as required. There are no plans to hire any employees at this time. The Company will continue to use the services of consultants in the furtherance of the Company's goals.

Results  of  Operations
-----------------------

       The  Company  has  had  no  revenues from operations since its inception.

Plan  of  operation.

        The  Company  is  seeking  new  acquisition and financing opportunities.



ITEM  7.    FINANCIAL  STATEMENTS

        The financial statements of the Company are included following the signature page to this Form 10-KSB.

ITEM  8.    CHANGES  IN  AND  DISAGREEMENT  WITH  ACCOUNTANTS  ON
            ACCOUNTING  AND  FINANCIAL  DISCLOSURE

      On  February 5, 2004, the Company dismissed Sellers & Andersen, LLC as the
independent  accountants.   This  action  was  approved  by the directors of the
Company. The Company appointed Madsen & Associates, CPA's Inc. as the independent accountants.

The reports of Sellers & Andersen LLC for the financial statements as at September 30, 2002 and through the subsequent interim periods ended February 5, 2004, contained no adverse opinion or disclaimers of opinion and were not modified or qualified as to audit scope or accounting principles, but did contain modifications as to the Company's ability to continue as a going concern.

During the fiscal year ended September 30, 2002, and through the subsequent interim period ended February 5, 2004, to the best of the Company's knowledge, there have been no disagreements with Sellers & Andersen, LLC on any matters of accounting principles or practices, financial statement disclosure, or audit scope or procedures, which disagreement if not resolved to the satisfaction of Sellers & Andersen, LLC would have caused them to make reference in connection with its report on the financial statements of the Company for such years.

During the fiscal year ended September 30, 2002, and through subsequent interim period ended February 5, 2004, Sellers & Andersen, LLC did not advise the Company on any matters set forth in Item 304 (a)(1)(iv)(B) of Regulation S-B.

For the financial statements for the fiscal years ended September 30, 2002 and 2001, the Company has not consulted with Madsen & Associates CPA's Inc. regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided to the Company by concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304
(a)(1)(iv)(A) of Regulation S-B or an event, as that term is defined in Item 304
(a)(1)(iv)(B)  of  Regulation  S-B.


                        ITEM 8A. CONTROLS AND PROCEDURES


(a)     Evaluation  of  Disclosure  Controls  and  Procedures
        -----------------------------------------------------

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's controls and procedures (as defined in the Securities Act of 1934 Rule 13a 14(c) and 15d 14 (c) of the date within 90 days of the filing of this annual report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-KSB was being made.

(b)     Changes  in  Internal  Controls
        -------------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.


PART  III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

        The following table sets forth as of September 30, 2003, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

                                                                     TERM AS
                                                                     DIRECTOR
NAME                   AGE          POSITION HELD                      SINCE
------------------    ---- ------------------------------------   --------------
Ronald P. Erickson     59  Chief Executive Officer and Director   April 24, 2003
Hans Nasholm . . .     40  Director                               Dec. 6, 2002
Terry H. McKay . .     54  Director                               June 6, 2002
Kenneth R. Tolmie.     59  Secretary and Chief Financial Officer  n/a

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

     On November 3, 2003, Kenneth R. Tolmie resigned as Chief Financial Officer, Chief Accounting Officer and Secretary of the Company. Mary Hethey was appointed Chief Financial Officer, Chief Accounting Officer and Secretary of the Company in the place and stead of Kenneth R. Tolmie.

        Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

        RONALD P. ERICKSON has been a director and Chairman of the Board of the Company since April 24, 2003. He was appointed President and Chief Executive Officer of the Company on September 29, 2003. Resident in Seattle, he is a seasoned executive with more than 20 years of expertise in the high technology, telecommunications and microcomputer industries. Mr. Erickson is also Chairman of Intrinsyc Software Inc., a Vancouver-based publicly-traded company providing proprietary software and solutions which enable the development and networking of intelligent devices such as PDA's. Mr. Erickson is the current chair, and former CEO of eCharge, an electronic payment systems developer, where he played a major role in raising approximately US $100 million in equity capital from major international investors. Mr. Erickson previously was co-founder, Chairman, President and CEO of GlobalTel Resources, Inc., a provider of telecommunication services, messaging and intranet solutions. During his career Mr. Erickson has also held executive positions at Egghead Software Inc, NBI Inc and MicroRim, Inc. With a law degree from the University of California, Davis, he maintains an active license to practice law in the State of Washington and the District of Columbia.

     HANS NASHOLM has been a director of the Company since December 2, 2002. He is a former President of CBN Systems SA, based in Geneva. Mr. Nasholm left CBN Systems SA to focus his attention upon Starberrys. He has worked with business control, strategic business development, growth projects and M&A throughout his career with international corporations operating in the European and North American markets. He has spent his entire career building international business, recently 9in the last 5 years as Vice President for Uponor Group's Housing Solution division, which during his years at Uponor grew from MEUR275 to MEUR550. Prior to that he was Vice President Financial Planning and Control for the Swedish Match Group, both positions based in Switzerland. Mr. Nasholm is also a partner of an earlier stage investment company as well as an early stage venture investor. He was educated at the University of Gothenburg (BSc in Economics), and an Executive Management Programme led by IMD (International Institute for Management Development) Switzerland. He speaks Swedish, English, German and French.

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

     MARY M. HETHEY, C.A., was appointed Chief Financial Officer, Chief Accounting Officer and Secretary of the Company on November 3, 2003. Mrs. Hethey graduated with a B.A. in Economics from the University of Toronto in 1973. She moved to Vancouver and started to article with Clarkson Gordon Chartered Accountants in 1975, and transferred to Collins Barrow in 1978, where she performed both audits and non-audit engagements. In 1979 she obtained her Chartered Accountant designation. Since 1985, Mrs. Hethey has been a senior executive with various public companies listed both on the Canadian and US stock exchanges. She has continued to work as a Chartered Accountant since 1979.

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





NAME                            POSITION    REPORT TO BE FILED
------------------------------  --------    ------------------
First Equity Capital Group Inc.       na            Form 3



        The following table sets forth as at September 30, 2003, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

                                                               REPORT
                                                                TO BE
NAME                POSITION                                    FILED
---------------     -----------------------------------       --------
John H. Goodwin. .  Director, Chairman, President & CEO         Form 3

Kenneth R. Tolmie.  Chief Financial Officer & Secretary         Form 3

Wesley V. Louie. .  Director                                    Form 3

Terry H. McKay . .  Director                                    Form 3

Kenneth H. Kay . .  Director                                    Form 3




ITEM  10.    EXECUTIVE  COMPENSATION
             CASH  COMPENSATION

     The following table sets forth compensation paid or accrued by the Company for the last three years ended September 30, 2003:


                SUMMARY COMPENSATION TABLE (2001, 2002 AND 2003)

                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
                      Annual  Compensation            Awards             Payouts
                      --------------------            ------             -------

         (a)                (b)      (c)    (e)    (f)         (g)     (h)         (i)
                                           Other   Restricted                   All other
                                          Annual   Stock      Options/  LTIP     compen-
                                           Comp.   awards       SAR    payouts   sation
Name and  Principal
position. .             .  Year    Salary   ($)      ($)        (#)     ($)       ($)
---------------------------------  -------------- ----------  ---------------  ----------

John Goodwin. . . . . .    2002      -0-     -0-      -0-       -0-     -0-       -0-
President, and. . . . . .  2003      -0-     -0-      -0-       -0-     -0-       -0-
Director. . . . . . . . .

Kenneth Tolmie             2001      -0-     -0-      -0-       -0-     -0-       -0-
Secretary Treasurer . .    2002      -0-     -0-      -0-       -0-     -0-       -0-
 and Director              2003      -0-     -0-      -0-       -0-     -0-       -0-

Wesley V. Louie            2002      -0-     -0-      -0-       -0-     -0-       -0-
Director.      . . . .     2003      -0-     -0-      -0-       -0-     -0-       -0-

Terry H. McKay             2002      -0-     -0-      -0-       -0-     -0-       -0-
Director. .                2003      -0-     -0-      -0-       -0-     -0-       -0-

Ron Erickson               2003      -0-     -0-      -0-       -0-     -0-       -0-
Chief Executive Officer
And Director

Hans Nasholm               2003      -0-     -0-      -0-       -0-     -0-       -0-
Director. . . . . . . .

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

ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
             AND  MANAGEMENT

        The following table sets forth as at September 30, 2003, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

NAME AND ADDRESS                               AMOUNT
OF BENEFICIAL                   NATURE OF     OF BENEFICIAL       PERCENT
OWNER                         OWNERSHIP(1)     OWNERSHIP          OF CLASS
---------------------         ------------    -------------       --------

FIRST EQUITY CAPITAL
GROUP INC.
1556 Demsey Road
North Vancouver, BC
Canada V7K 1T1. . . . . . . . .  Direct          2,500,000          21.75%

DIRECTORS and OFFICERS:
Ronald P. Erickson
3700 East Valley Street
Seattle, Washington
USA 98112 . . . . . . . . .. . .  Direct           600,000           5.22%

Dr. Terry H. McKay
132 East 14th Street
North Vancouver, BC
Canada V7L 3N3. . . . . .. . . .  Direct            25,000           0.21%

Kenneth R. Tolmie
6330 McCleery Street
Vancouver, BC
Canada V6N 1G6. . . . . . . . ..  Direct           110,000           0.95%

All Directors and Officers
 as a Group (4 persons)           Direct           735,000           6.38%


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

                                     PART IV

ITEM  13.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  (1)  FINANCIAL  STATEMENTS.

        The  following  financial  statements  are  included  in  this  report:


TITLE OF DOCUMENT                                                     PAGE

Report of Madsen & Associates, Certified
Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . .    25

Balance Sheet as at September 30, 2003. . . . . .. . . . . . . . . .    26

Statement of Operations for the Year ended September 30,
 2003 and 2002 and the Period October 8, 1998 (Date of
Inception) to September 30, 2003                                        27

Statement of Changes in Stockholders' Equity for the Period
from October 8, 1998 (Date of Inception) to September 30, 2003. .       28

Statement of Cash Flows for the Year Ended September 30, 2003
 and 2002 And the Period October 8, 1998 (Date of Inception)
to September 30, 2003                                                   30

Notes to the Financial Statements . . . .  . . . . . . . . . . . . .    31


(a)  (2)   FINANCIAL  STATEMENT  SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   EXHIBITS

The  following  exhibits  are  included  as  part  of  this report by reference:

1.   Certificate  of  Incorporation,  Articles  of  Incorporation  and  By-laws

1.1 Certificate of Incorporation (incorporated by reference from Starberrys Registration Statement on Form 10-SB filed on March 11, 1999)

1.2  Articles  of  Incorporation  (incorporated  by  reference  from  Starberrys
     Registration  Statement  on  Form  10-SB  filed  on  March 11, 1999)

1.3 By-laws (incorporated by reference from Starberrys Registration Statement on Form 10-SB filed on March 11, 1999)

99.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certificate Pursuant to 18 U.S.C. Section 1350 signed by Chief Executive Officer

99.3 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4 Certificate Pursuant to 18 U.S.C. Section 1350 signed by Chief Financial Officer

(b)  Reports on Form 8-K

(i) Form 8-K incorporated herein by reference to the Company's filing on January 7, 2003 announcing that the change of auditors from Anderswen Andersen & Strong to Pricewaterhouse Coopers as described on Form 8-K July 12, 2002 was not implemented.

(ii) Form 8-K incorporated herein by reference to the Company's filing on May 28, 2003 announcing the purchase agreement with the Swedish Painting Contractors Association

(iii) Form 8-K incorporated by reference to the Company's filing on October 10, 2003 announcing the resignation of John Goodwin as President, Chief Executive Officer and Director, and the appointment of Ronald P. Erickson as President and Chief Executive Officer of the Company.

(iv) Form 8-K incorporated herein by reference to the Company's filing on November 3, 2003 announcing the resignation of Ken Tolmie as Chief Financial Officer and Secretary and the appointment of Mary Hethey as Chief Financial Officer and Secretary Treasurer of the Company.

(v) Form 8-K filed on February 5, 2004 regarding the Company's change of certifying accountants from Sellers & Andersen LLC to Madsen & Associates, CPA's Inc.


                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)     Audit  Fees
        -----------

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Standard's annual financial statements and the review included in Standard's Form 10-QSBs and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $10,665.

(2)     Audit-Related  Fees
        -------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Standard's financial statements and are not provided in Item 9 (e)(1) of Schedule 14A was NIL.

(3)     Tax  Fees
        ---------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was $300.

(4)     All  Other  Fees
        ----------------

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)     Audit  Committee's  Pre-approval  Policies
        ------------------------------------------

At the present time, there are no significant directors, officers and employees involved with Standard to make any pre-approval policies meaningful. Once Standard has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)     Audit  Hours  Incurred
        ----------------------

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Standard's internal accountant.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   STARBERRYS CORPORATION
                                       (Registrant)



Date:  March 10, 2004            By:            /s/  "RONALD ERICKSON"
                                               ----------------------
                                          Ronald Erickson, President and CEO




 Date:  March 10, 2004            By:          /s/ "MARY HETHEY"
                                              ------------------
                                      Mary Hethey, Chief Financial Officer
                                             and Secretary Treasurer

MADSEN  & ASSOCIATES CPA'S INC.               684 East Vine Street #3,
Certified Public  Accountants  and                Murray,  Utah  84107
 Business  Consultants                              Telephone  801-268-2632
Member  SEC  Practice  Section  of the AICPA                    Fax 801-268-3978


Board  of  Directors
Starberrys  Corporation
Vancouver,  B.C.,  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     We have audited the accompanying balance sheet of Starberrys Corporation (development stage company) at September 30, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2003 and 2002 and the period October 8, 1998 (date of inception) to September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starberrys Corporation at September 30, 2003, and the results of operations, and cash flows for the years ended September 30, 2003 and 2002 and the period October 8, 1998 (date of inception) to September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Murray,  Utah                              s\Madsen  &  Associates,  CPA's  Inc.
March 10, 2004

                             STARBERRYS CORPORATION
                           (Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2003





ASSETS
CURRENT ASSETS

    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       380
                                                                      ------------

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $       380
                                                                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Note payable & accrued interest - related party                   $   518,750
    Accounts payable - related parties . . . . . . . . . . . .            645,652
    Accounts payable. . . . . . . . . . . . .                    . .      247,405
                                                                      ------------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . .    1,411,807
                                                                      ------------

STOCKHOLDERS' DEFICIENCY

    Preferred stock
         50,000,000 shares authorized, at $0.001 par value;
         none outstanding                                                       -
    Common stock
         200,000,000 shares authorized, at $0.001 par value;
         11,849,848 shares issued and outstanding                          11,490
    Capital in excess of par value . . . . . . . . . . . . . . . . .      609,826
    Deficit accumulated during the development stage . . . . . . . .   (2,032,743)
                                                                      ------------

TOTAL STOCKHOLDERS' DEFICIENCY . . . . . . . . . . . . . . . . . . .   (1,411,427)
                                                                      ------------

                                               . . . . . . . . . . .  $       380
                                                                      ============










    The accompanying notes are an integral part of these financial statements

                             STARBERRYS CORPORATION
                          (Development Stage Company)

                             STATEMENT OF OPERATIONS

           For the Years Ended September 30, 2003 and 2002 and Period
            October 8,1998 (Date of Inception) to September 30, 2003






                                                           Oct 8, 1998
                                  Sept 30      Sept 30     to Sept 30,
                                   2003          2002         2003
                               -------------  ----------  -------------
REVENUES. . . . . . . . . . .              -           -              -
                               -------------  ----------  -------------

EXPENSES
    Administrative. . . . . .       646,321     113,475        859,666
                               -------------  ----------  -------------

NET LOSS.- before other losses     (646,321)   (113,475)      (859,666)

OTHER EXPENSES AND LOSSES

  Interest                          (18,750)          -        (18,750)
  Loss of deposit - note 7       (1,154,327)          -     (1,154,327)
                                -----------   ---------    ------------
NET LOSS                      $  (1,819,398)  $(113,475)  $ (2,032,743)
                                ===========   =========   =============



NET LOSS PER COMMON SHARE .

     Basic and diluted         $       (.16)  $    (.01)
                               =============  ==========

AVERAGE OUTSTANDING SHARES
    (stated in 1,000's)

     Basic                           10,867       10,561
                               =============    =========
     Diluted                         10,892       10,586
                               =============    =========


    The accompanying notes are an integral part of these financial statements

                             STARBERRYS CORPORATION
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     For the period October 8,1998 (Date of Inception) to September 31, 2003






                                            Common      Stock         Capital in
                                                                      Excess of    Accumulated
                                            Shares        Amount       Par Value     Deficit
                                      -------------  -------------  ------------  ----------
Balance, October 8, 1998 . . . .                   -   $        -   $         -   $       -
Issuance of common stock for cash at
..002 - November 20,1998 . . . . . . . . .  4,500,000        4,500         4,500           -
Issuance of common stock for cash at
..01 - November 25, 1998 . . . . . . . . .  6,000,000        6,000        54,000           -
Issuance of common stock for cash at
..25 - December 4, 1998. . . . . . . . . . .   35,000           35         8,715           -
Capital contributions - expenses . . . . . .       -            -         3,650           -
Net operating loss for the period
October 8, 1998 to September 30, 1999. . .         -            -             -     (27,748)
Capital contributions - expenses . . . . .         -            -         3,650           -
Net operating loss for the year ended
September 30, 2000 . . . . . . . . . . . .         -            -             -     (64,537)
Capital contributions - expenses . . .            -             -         3,650           -
Net operating loss for the year ended
September 30, 2001 . . . . . . . . . . . .       -              -             -      (7,585)
Balance September 30, 2001 . . . . . .     10,535,000       10,535       78,165     (99,870)
Issuance of common stock for cash at
..50 - July 5, 2002. . . . . . . . . .          26,200           26       13,116           -
Net operating loss for the year ended
       September 30, 2002 .                      -              -             -    (113,475)
                             ----------------------  -------------  ------------  ----------

Balance September 30, 2002 . . . . . .     10,561,200       10,561       91,281    (213,345)

Issuance of common stock for services
 At .001 - June 2003 . . . . . . . .          150,000          150            -           -
Issuance of common stock for cash at
..50 per share - July  2003. . . . .           100,000          100       49,900           -
Issuance of common stock as payment of
 debt at  $.50 - July 2003.                   184,848          185       92,239           -

Refund and return of common shares
 At $.50 - August 2003                        (26,200)         (26)     (13,074)           -
Issuance of common stock for cash at
..75 per share - September  2003. . .          520,000          520      389,480            -
Net operating loss for the year ended
September 30, 2003 . . . . . . . . . .           -              -             -  (1,819,398)
                                         -------------      ------    ----------  ----------

                                         $ 11,489,848   $   11,490  $   609,826  (2,032,743)
                                         ============       =======   ==========  ==========







    The accompanying notes are an integral part of these financial statements

                             STARBERRYS CORPORATION
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
          For the year ended September 30, 2003 and 2002 and the Period
            October 8, 1998 (Date of Inception) to September 30, 2003




                                           Sept 30          Sept 30          Oct 8, 1998 to
                                             2003             2002            Sept 30, 2003
                                         ------------  ------------------  -----------------
CASH FLOWS FROM
 OPERATING  ACTIVITIES

Net loss. . . . . . . . . . . . . . . .$  (1,819,398)  $        (113,475)  $   (2,032,743)

Adjustments to reconcile net loss
   to net cash provided by operating
   activities

    Issuance of capital stock for expenses       150                   -              150
    Changes in accounts  and notes
      Payable                              1,392,175             100,884        1,504,231
    Capital contributions - expenses. .            -                   -           10,950
    Loss of deposit                        1,154,327                   -        1,154,327
                                         ------------  ------------------  ---------------

        Net Changes in Cash from
           Operations . .                    727,254             (12,591)         636,915
                                         ------------  ------------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

        Purchase of investment - deposit  (1,154,327)                  -       (1,154,327)
                                         ------------  ------------------  ---------------

CASH FLOWS FROM
    FINANCING ACTIVITIES

    Net - proceeds from issuance of
        common stock. . . . . . . . . .      426,900              13,142          517,792
                                         ------------  ------------------  ---------------

Net Increase (Decrease) in Cash . . . .         (173)                551              380

Cash at Beginning of Period . . . . . .          553                   2                -
                                         ------------  ------------------  ---------------

Cash at End of Period . . . . . . . . .  $       380   $             553   $          380
                                         ============  ==================  ===============

SCHEDULE OF NONCASH
FLOWS FROM OPERATING  AND FINANCING ACTIVITIES

    Issuance of 150,000 common shares for services                            $       150
                                                                              ============
    Issuance of 184,848 common shares for payment of debt                          92,424
                                                                              ============
    Capital contributions - expenses. .                                            10,950
                                                                              ============





    The accompanying notes are an integral part of these financial statements

                             STARBERRYS CORPORATION
                           (Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003


1.     ORGANIZATION

     The Company was incorporated under the laws of the State of Nevada on October 8, 1998 under the name of "Cigar King Corporation" with authorized common stock of 200,000,000 shares at $0.001 par value. On September 13, 2002 the name was changed to "Starberrys Corporation" as part of a change in the authorized capital stock by the addition of 50,000,000 shares of preferred stock with a par value of $.001. There are no preferred shares issued and the terms have not been determined.

     The Company was originally organized for the purpose of engaging in quality cigar sales. During 1998 the Company purchased the right to use the name "Cigar King" to market high quality cigars and during 2000 the activity was abandoned.

     During 2002, the Company entered into a contract of purchase of all the assets and intellectual property related to the "Color by Numbers" business and system and on April 9, 2003, the Company signed a Purchase Agreement for the acquisition of all the shares of the company which owns design, paint and building products. (see Note 7). The contract was subsequently rescinded.

     The Company has not started any operations and is in the development stage.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On September 30, 2003 the Company had a net operating loss carry forward of $ 2,032,743. The tax benefit of approximately $ 610,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2023.

                             STARBERRYS CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS (Continued)

                               September 30, 2003


Basic  and  Diluted  Net  Income  (Loss)  Per  Share
----------------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only if the basic per share amounts are shown in the report.

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

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or financial credit risk.

Revenue Recognition
-------------------

Revenue will recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development
----------------------------------

The Company will expense advertising and market development costs as incurred.

Estimates  and  Assumptions
---------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

                             STARBERRYS CORPORATION
                           (Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS (Continued)

                               September 30, 2003

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Foreign  Currency  Translation
------------------------------

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translations is recognized. US dollars are considered to be the functional currency.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.     NOTE PAYABLE - RELATED PARTY

The Company has a note payable of $500,000 due July 31, 2004, including interest of 15%. The note is secured by common shares of the Company owned by officers-directors.

4.     COMMON  CAPITAL  STOCK

Since its inception, the Company has completed private placements of 11,155,000 shares of its common capital stock for $ 517,792 and has issued 150,000 shares for services and 184,848 shares for payment of debt.

5.     COMMON  CAPITAL  STOCK  OPTIONS

During 2002 the Company granted stock options to related parties of 25,000 shares of common stock at $1.00 per share (net of subsequent cancellations), which will expire on December 31, 2006.

On the date of the grant the fair value of outstanding shares of the Company was less than $1.00 and therefore no value was recorded.


6.     SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors and key consultants have acquired 56% of the outstanding common stock and have received the stock options outlined in Note 5.

During the year ended September 30, 2003, demand, no-interest bearing, unsecured loans of $645,652 were received by the Company from officer-directors and a note payable as shown under note 3. During the year ended September 30, 2003 a $40,000 consultant fee was paid to an officer of the Company.

                             STARBERRYS CORPORATION
                           (Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS (Continued)

                               September 30, 2003

7.     LETTER  OF  INTENT  TO PURCHASE SHARES OF SCI

The Company signed a Letter of Intent on November 29, 2002, and amended and extended on March 13, 2003, and further extended on June 25, 2003, with eVision Technologies Inc. and Mr. Ken Turpin outlining the general terms of a proposed acquisition by the Company or its assigns for $5,000,000 of all of the assets and intellectual property related to the CBN and "Color by Numbers" business . In consideration for certain undertakings given , the Company agreed to make monthly payments of CDN $50,000 commencing January 1, 2003 and payments of CDN $300,000 on June 30, 2003 and CDN $200,000 on August 15, 2003 as deposits toward the agreed purchase price.

On April 9, 2003 the Company signed a Definitive Purchase Agreement with Malaremastastarnas Riksforening, the owner of all the shares of Skandinaviska Farginstituter AB (the Scandinavian Colour Institute or "SCI") which owns the colour notation system Natural Color Systems ("NCS"), containing the terms of an acquisition by the Company or its assigns for a price of SEK 35,000,000 of all shares of SCI. Pursuant to the terms of the above agreements, the Company made payments of $1,154,327 into an escrow account as part payment toward the purchase price. The Company subsequently failed to make further payments on the contracts and by mutual agreement the contracts were cancelled and the moneys paid were expensed.

8.     GOING  CONCERN

The Company does not have the working capital necessary to service its debt and for any future planned activity which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy which it believes will accomplish this objective through additional equity funding, long term debt, and contributions to capital by officers, which will enable the Company to conduct operations for the coming year.