Form 10QSB
period 2003-12-31
STARBERRYS CORP
filed 2004-05-21
CIK 1074828

24




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
          ACT  OF  1934
                For  the  quarterly  period  ended     December  31,  2003
                                                       -------------------

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT

     For  the  transition  period  from           to

Commission  File  number               0-25541
                                       -------


                              STARBERRYS  CORPORATION
                              -----------------------
             (Exact  name  of  registrant  as  specified  in  charter)

          Nevada                                                   91-1948357
          ------                                               --------------
(State  or  other  jurisdiction  of                          (I.R.S.  Employer
incorporation  or  organization)                            Identification No.)

1100  Melville  Street,  Suite  320
Vancouver,  B.C.  Canada                                            V6E  4A6
------------------------                                      ----------------
(Address  of principal executive offices)                          (Zip Code)

                              604-688-3931,  Ext.  1
                         ---------------------------
               Registrant's  telephone  number,  including  area  code

                                       N/A
                                       ---
     (Former  name, address, and fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding  as  of  December  31,  2003
            ----------                  ----------------------------------------

   Common  Stock,  $0.001 per share                 11,489,848
                                                    ==========

                                      INDEX






                                                                        Page
                                                                       Number
                                                                   -----------

PART 1. .    .FINANCIAL INFORMATION

    ITEM 1. . Financial Statements (unaudited)                            3

              Balance Sheet as at December 31, 2003 and September 30,
                 2003                                                     4

              Statement of Operations
                 For the three months ended December 31, 2003 and
                 2002, and for the period from October 8,
                 1998 (Date of Inception) to December 31, 2003 . . .      5

              Statement of Cash Flows
                 For the three months ended December 31, 2003 and
                 2002 and for the period from October 8, 1998
                (Date of Inception) to December 31, 2003. . . .           6

              Notes to the Financial Statements . .                       7

    ITEM 2.   Management's Discussion and Analysis or Plan
             . ..of Operation                                            11

    ITEM 3. . Controls and Procedures                                    16

PART 11 . . . OTHER INFORMATION                                          17

    ITEM 1. . Legal Proceedings                                          17

    ITEM 2. . Changes in Securities                                      17

    ITEM 3. . Default Upon Senior Securities                             17

    ITEM 4. . Submission of Matters to a Vote of Security Holders        17

    ITEM 5.   Other Information                                          17

    ITEM 6. . Exhibits and Reports on Form 8-K                           18

              SIGNATURES. . . . . .                                      19

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Starberrys Corporation (development stage company) at December 31, 2003 and September 30, 2003 and the statement of operations and statement of cash flow for the three months ended December 31, 2003 and 2002 and for the period from October 8, 1998 (date of incorporation) to December 31, 2003, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2003 are not necessarily indicative of the results that can be expected for the year ending September 30, 2004.

                             STARBERRYS CORPORATION
                           (Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2003






                                                               DECEMBER 31, 2003    SEPTEMBER 30, 2003
                                                              -------------------  --------------------

ASSETS
CURRENT ASSETS

    Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $              105   $               380
                                                              -------------------  --------------------

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . .  $              105   $               380
                                                              ===================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Note payable & accrued interest - related party. . . . .  $          537,500   $           518,750
    Accounts payable - related parties . . . . . . . . . . .             653,717               645,652
    Accounts payable . . . . . . . . . . . . . . . . . . . .             274,877               247,405
                                                              -------------------  --------------------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . .           1,466,094             1,411,807
                                                              -------------------  --------------------

STOCKHOLDERS' EQUITY

    Preferred stock
        50,000,000 shares authorized, at $0.001 per share;
        none outstanding
    Common stock
        200,000,000 shares authorized, at  $0.001 par value;
        11,489,848 shares issued and outstanding . . . . . .              11,490                11,490
    Capital in excess of par value . . . . . . . . . . . . .             609,826               609,826
    Deficit accumulated during the development stage . . . .          (2,087,305)           (2,032,743)
                                                              -------------------  --------------------

TOTAL STOCKHOLDERS' DEFICIENCY . . . . . . . . . . . . . . .          (1,465,989)           (1,411,427)
                                                              -------------------  --------------------

                                                              $              105   $               380
                                                              ===================  ====================










    The accompanying notes are an integral part of these financial statements

                             STARBERRYS CORPORATION
                           (Development Stage Company)

                             STATEMENT OF OPERATIONS

        For the Three Months Ended December 31, 2003 and 2002 and Period
             October 8,1998 (Date of Inception) to December 31, 2003






                                                            Oct 8, 1998
                                    Dec 31,      Dec 31,    to Dec 31,
                                     2003         2002         2003
                                 -------------  ---------  ------------
REVENUES. . . . . . . . . . . .  $          -   $      -   $         -
                                 -------------  ---------  ------------

EXPENSES
    Administrative. . . . . . .        35,812     23,024       895,478
                                 -------------  ---------  ------------

NET LOSS - before other losses.       (35,812)   (23,024)     (895,478)

OTHER EXPENSES AND LOSSES

    Interest. . . . . . . . . .       (18,750)         -       (37,500)
    Loss of deposit - note 7. .             -          -    (1,154,327)
                                 -------------  ---------  ------------

NET LOSS. . . . . . . . . . . .  $    (54,562)  $(23,024)  $(2,087,305)
                                 =============  =========  ============


NET LOSS PER COMMON SHARE

    Basic and diluted . . . . .  $       (.05)  $   (.01)
                                 =============  =========

AVERAGE OUTSTANDING SHARES
    (stated in 1000,s)

     Basic                           11,490       10,535
                                 =============   =============














    The accompanying notes are an integral part of these financial statements

                             STARBERRYS CORPORATION
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
      For the three months ended December 31, 2003 and 2002 and the Period
            October 8, 1998 (Date of Inception) to December 31, 2003






                                            Dec 31        Dec 31                      Oct 8, 1998
                                             2003          2002                    to Dec 31, 2003
                                           ---------  ---------------           -------------------
CASH FLOWS FROM
 OPERATING  ACTIVITIES

Net loss. . . . . . . . . . . . . . . . .  $(54,562)  $      (23,024)  $                 (2,087,305)

Adjustments to reconcile net loss
   to net cash provided by operating
   activities

    Issuance of common stock for
        Expenses. . . . . . . . . . . . .         -                -                            150
    Changes in accounts and notes payable    54,287           54,701                      1,558,518
    Capital contributions - expenses. . .         -                -                         10,950
    Loss of deposit . . . . . . . . . . .         -                -                      1,154,327
                                           ---------  ---------------  -----------------------------

        Net Cash Used in Operations . . .      (275)          31,677                        636,640
                                           ---------  ---------------  -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of investment - deposit. . .         -                -                     (1,154,327)
                                           ---------  ---------------  -----------------------------

CASH FLOWS FROM
    FINANCING ACTIVITIES

    Net proceeds from issuance of
        common stock. . . . . . . . . . .         -                -                        517,792
                                           ---------  ---------------  -----------------------------

Net Increase (Decrease) in Cash . . . . .      (275)          31,677                            105

Cash at Beginning of Period . . . . . . .       380              553                              -
                                           ---------  ---------------  -----------------------------

Cash at End of Period . . . . . . . . . .  $    105   $       32,230   $                        105
                                           =========  ===============  =============================

SCHEDULE OF NONCASH
FLOWS FROM OPERATING ACTIVITIES

    Capital contributions - expenses. . .                                                  $ 10,950
                                                                                          =========








    The accompanying notes are an integral part of these financial statements

                             STARBERRYS CORPORATION
                           (Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003


1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on October 8, 1998 under the name of "Cigar King Corporation" with authorized common stock of 200,000,000 shares at $0.001 par value. On September 13, 2002 the name was changed to "Starberrys Corporation" and the authorized capital stock was changed by the addition of 50,000,000 shares of preferred stock with a par value of $0.001. There are no preferred shares issued and the terms have not been determined.

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

Income  Taxes
-------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the difference between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect , when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On December 31, 2003 the Company had a net operating loss carry forward of $ 2,087,305. The tax benefit of approximately $ 626,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2024.

                             STARBERRYS CORPORATION
                           (Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

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

Financial  and  Concentrations  Risk
------------------------------------

The  Company  does  not  have  any  concentration  or  financial  credit  risk.

Revenue  Recognition
--------------------

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising  and  Market  Development
-------------------------------------

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

                                December 31, 2003

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

5.     COMMON  CAPITAL  STOCK  OPTIONS

During the year ended September 30, 2003 the Company granted stock options to related parties of 25,000 shares of common stock at $1.00 per share (net of subsequent cancellations), which will expire on December 31, 2006.

On the date of the grant the fair value of outstanding shares of the Company was less than $1.00 and therefore no value was recorded.

6.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officer-directors and key consultants have acquired 56% of the outstanding stock and have received the stock options outlined in Note 5.

                             STARBERRYS CORPORATION
                           (Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003


7.     DEPOSITS  PURSUANT  TO  LETTER  OF  INTENT  AND TO PURCHASE     AGREEMENT

The Company signed a Letter of Intent on November 29, 2002, and amended and extended on March 13, 2003, and further extended on June 25, 2003, with eVision Technologies Inc. and Mr. Ken Turpin (the "Vendors") outlining the general terms of a proposed acquisition by the Company or its assigns for $5,000,000 of all of the assets and intellectual property related to the CBN and "Color by Numbers" business owned by the vendors. The acquisition is subject to, amongst other items, completion of due diligence satisfactory to the Company, negotiating a definitive purchase agreement and the obtaining of the required financing for the purchase. In consideration for certain undertakings given by the Vendors, the Company agreed to make monthly payments of CDN $50,000 commencing January 1, 2003 and payments of CDN $300,000 on June 30, 2003 and CDN $200,000 on August 15, 2003 as deposits toward the agreed purchase price.

On April 9, 2003 the Company signed a Definitive Purchase Agreement with Malaremastastarnas Riksforening, the owner of all the shares of Skandinaviska Farginstituter AB (the Scandinavian Colour Institute or "SCI") which owns the colour notation system Natural Color Systems ("NCS"), subject to certain conditions, containing the terms of an acquisition by the Company or its assigns for a price of SEK 35,000,000 of all shares of SCI. Pursuant the terms of that agreement the Company made payments of $1,154,327 into an escrow account as part payment toward the purchase price. The Company subsequently failed to make further payments on the contracts and by mutual agreement the contracts were cancelled and the moneys paid were expensed.

9.     GOING  CONCERN

The Company does not have the working capital necessary to service its debt and for any future planned activity which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, long term debt, and contributions to capital by officers, which will enable the Company to conduct operations for the coming year.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS


     Starberry's Corporation, a Nevada corporation (the "Company"), was incorporated on October 8, 1998. The Company's executive offices are located in Vancouver, British Columbia.

     The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 Preferred Shares. As at December 31, 2003 there were 11,489,848 Common Shares and no Preferred Shares outstanding.

     On November 24, 1998 the Company acquired the exclusive rights to market high quality cigars through a climate controlled kiosk merchandise display case, known as the King Climate Control, by the payment of $50,000. The Company did not proceed with this new business and in 2000 abandoned the activity.

     In November 2002 the Company signed a Letter of Intent with eVision Technologies Corporation and Ken Turpin (founder / inventor) to acquire 100% of the assets related to the business of Colour By Number ("CBN"). The CBN System is a digital color management system providing one color language across industries and materials, empowering architects, designers, contractors, retailers and consumers to take full control of their choice and use of color.

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

     When used in this discussion, the words "believe", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission (the "SEC").

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

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

     The Company has incurred a cumulative net loss for the period from October 8, 1998 (date of inception) to December 31, 2003 of $2,087,305. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on the Bridge claim.

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

5.   FUTURE  ISSUANCE  OF  STOCK  OPTIONS,  WARRANTS  AND/OR  RIGHTS WILL HAVE A
     DILUTING  FACTOR  ON  EXISTING  AND  FUTURE  SHAREHOLDERS

     The grant and exercise of stock options, warrants or rights to be issued in the future would likely result in a dilution of the value of the Company's common shares for all shareholders. At present, the Company has granted stock options to related parties of 25,000 shares of common stock at $1.00 per share as noted on page 9 of this report and may in future issue further stock options to officer, directors and consultants which will dilute the interest of the existing and future shareholders. Moreover, the Company may seek authorization to increase the number of its authorized shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

     As at December 31, 2003, the Company had assets of $105, and liabilities of $1,466,094. The liabilities include accounts payable of $274,877,

There has been no change in the Company's financial position since its last fiscal year.

The Company has incurred certain expenses during the three months ended December 31, 2003 as follows:





EXPENDITURE                                       AMOUNT
Accounting and audit. . . . . . . . .  i         $ 1,375
Bank Charges. . . . . . . . . . . . .                 76
Edgar filing fees . . . . . . . . . .  ii          2,458
Foreign exchange loss . . . . . . . .  iii         9,055
Legal fees. . . . . . . . . . . . . .  iv         20,755
Office expenses . . . . . . . . . . .  v             644
Transfer agent's fees . . . . . . . .  vi          1,449
                                                 -------
   Total expenses before other losses             35,812
   Interest expense . . . . . . . . .  vii        18,750
                                                 -------
   Net loss for the year. . . . . .          .  $ 54,562
                                                ========

i. The Company accrued $500 in fees to its auditors for the review of this Form 10-QSB and $750 in fees to its Chief Financial Officer for the preparation of the financial statements and 10-QSB. An additional $125 was accrued for the year end audit.

ii. The Company has incurred certain expenses during the three months for filing its various disclosure forms with the SEC, including the Forms
     10-QSB  for  June  2003  and  December  2003  and  a  Form  8-K.

iii. Loss on foreign exchange consists of the difference between the US and Canadian exchange rate on monies expended by the Company in Canadian dollars.

iv.  Legal  fees  of  $20,755  were  incurred  during  the  year.

v.   Office expenses consist of miscellaneous expenses incurred during the year.

vi. Transfer agent fees include the annual registration fee of $1,200 charged by the transfer agent during the year. Additional fees consist of transfer fees, shareholder list and interest charges on the balance outstanding.

vii. Interest expense is accrued on the note payable to Glencoe Capital Inc. at a rate of 15% per annum for three months.

Estimated  expenses  over  twelve  months  and  required  funds:





                                    Requirements
                                        for
Expenditures                       twelve months
---------------------              --------------
Accounting and audit.    1             $11,000
Bank charges. . . . .                    1,500
Filing fees . . . . .    2               1,210
Legal fees. . . . . .    3              25,000
Office. . . . . . . .    4               1,000
Telephone . . . . . .    5               3,500
Transfer agent's fees    6               2,900
Travel and promotion.    7              20,000
                                       -------

  Estimated expenses.           $       66,110
                                       =======





1.   Accounting  and  auditing  expense  has  been  projected  as  follows:






Filing                        Accountant   Auditors    Total
----------------------------  -----------  ---------  --------
Form 10-QSB - March 31, 2004  $     1,000  $     500  $  1,500
Form 10-QSB - June 30, 2004.        1,000        500     1,500
Form 10-KSB - Sept. 30, 2004        2,500      4,000     6,500
Form 10-QSB - Dec. 31, 2004.        1,000        500     1,500
                              -----------  ---------  --------

                              $     5,500  $   5,500  $ 11,000
                              ===========  =========  ========

2. The Company pays $300 for filing of its Form 10-KSB and $200 for each of its Forms 10-QSB's. It is estimated that this expense will be approximately $900 during the next twelve months. In addition, the Company will incur a cost for filing the Annual List of Directors and Officers to the State of Nevada to maintain the Company in good standing for the next twelve months. The annual charge for filing this form is $310.

3. Legal fees are estimated based on the previous year's fees. It is estimated that the fees in 2004 will be much lower, since in the year ended September 30, 2003, there were some unusual start up fees regarding negotiations of the letters of intent and financing agreements.

4. Relates to photocopying, faxing and courier, in addition to miscellaneous expenses incurred by the directors. The estimate of these charges is approximately $80 per month for 12 months.

5. The estimate of telephone expenses to conduct Company business is approximately $300 per month for 12 months.

6. The Company is charged $1,200 per annum by Nevada Agency and Trust Company. Additional stock transfer and original issue fees of $1,300 are estimated. The Company has calculated $400 in late interest charges for the next year.

7. Travel and promotion expenses have been estimated at $20,000. These expenses may be incurred by the directors who may incur travel expenses to find a new project for the Company, and to obtain financing.

As mentioned previously, the Company does not have sufficient funds to pay any of the above noted expenses other than if its directors and officers continue to contribute funds to the Company.

At the present time, the Company has no contractual obligations for leasing premises.

At present, the directors devote time to the affairs of the Company as required. There are no plans to hire any employees at this time. The Company will continue to use the services of consultants in the furtherance of the Company's goals.

                         ITEM 3. CONTROLS AND PROCEDURES
                         -------------------------------

(a)     Evaluation  of  Disclosure  Controls  and  Procedures
-------------------------------------------------------------

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's controls and procedures (as defined in the Securities Act of 1934 Rule 13a 14(c) and 15d 14 (c) of the date within 45 days of the filing of this quarterly report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being made.

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

                         PART 11.     OTHER INFORMATION


ITEM  1.          LEGAL  PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM  2.         CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

None

ITEM  3.         DEFAULTS  IN  SENIOR  SECURITIES

None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  Applicable

ITEM  5.     OTHER  INFORMATION

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

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

(a)  Exhibits

(1) Certificate of Incorporation incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed on March 9, 1999;

(2) Articles of Incorporation incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed on March 9, 1999; and

(3) By laws incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed on March 9, 1999.

99.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certificate Pursuant to 18 U.S.C Section 1350 signed by the Chief Executive Officer

99.3 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4 Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

(b)  Reports  on  Form  8-K

(i) Forms 8-K incorporated herein by reference to the Company's filing on January 7, 2003 announcing that the change of auditors from Andersen Andersen & Strong to PriceWaterhouse Coopers as described on Form 8-K July 12, 2002 was not implemented.

(ii) Form 8-K incorporated herein by reference to the Company's filing on May 28, 2003 announcing the purchase agreement with the Swedish Painting Contractors Association.

(iii) Form 8-K incorporated herein by reference to the Company's filing on October 10, 2003 announcing the resignation of John Goodwin as President, Chief Executive Officer and Director, and the appointment of Ronald P. Erickson as President and Chief Financial Officer of the Company.

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

(vi) Form 8-K filed on December 15, 2002 dismissing Andersen Andersen & Strong LC as certifying accountants and appointing Sellers & Andersen LLC as certifying accountants.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             STARBERRYS CORPORATION.
                                  (Registrant)


                              By:
                              ------------------------
                                 Ronald Erickson
                            Chief Executive Officer,
                             President and Director

Date:  May 21, 2004


                              By:
                              -------------------------------
                                        Mary  Hethey
                            Chief Financial Officer and Secretary
                                         Treasurer

Date:  May 21, 2004