Form 10QSB
period 2004-03-31
STARBERRYS CORP
filed 2004-09-24
CIK 1074828

21




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
               ACT  OF  1934
           For  the  quarterly  period  ended     March  31,  2004
                                                  ----------------

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
               ACT

                             For  the  transition  period  from           to

          Commission  File  number               0-25541
                                                 -------


                               STARBERRYS  CORPORATION
                               -----------------------
               (Exact  name  of  registrant  as  specified  in  charter)

               Nevada                                        91-1948357
               ------                                    --------------
(State  or  other  jurisdiction  of                      (I.R.S.  Employer
incorporation  or  organization)                         Identification No.)

Suite  420,  500  Union  Street
Seattle,  Washington,  USA                                      98101
--------------------------                              -------------
(Address  of principal executive offices)                    (Zip Code)

                              604-688-3931,  Ext.  1
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding  as  of  March  31,  2004
          ----------                    -------------------------------------

  Common  Stock,  $0.001 per share                          11,489,848
                                                            ==========

                                      INDEX






                                                                                Page
                                                                               Number
                                                                              --------

PART 1.. .       FINANCIAL INFORMATION

     ITEM 1.. .  Financial Statements (unaudited)                                  3

                 Balance Sheet as at March 31, 2004 and September 30,
                    2003                                                           4

                 Statement of Operations
                    For the three  and six months ended March 31, 2004 and
                    2003, and for the period from October 8,
                    1998 (Date of Inception) to March 31, 2004 . . . . . .         5

                 Statement of Cash Flows
                    For the six months ended March 31, 2004 and
                    2003 and for the period from October 8, 1998
                   (Date of Inception) to March 31, 2004. . . . . .                6

                 Notes to the Financial Statements. . . .                          7

     ITEM 2      Management's Discussion and Analysis or Plan
     .. . . . . . . of Operation                                                  11

     ITEM 3.. . .Controls and Procedures                                          16

PART 11. . . . . OTHER INFORMATION                                                17

     ITEM 1.. .. Legal Proceedings                                                17

     ITEM 2.. .  Changes in Securities                                            17

     ITEM 3.. .  Default Upon Senior Securities                                   18

     ITEM 4.. .  Submission of Matters to a Vote of Security Holders              18

     ITEM 5.. .  Other Information                                                18

     ITEM 6.. .  Exhibits and Reports on Form 8-K                                 18

                 SIGNATURES ..                                                    21

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Starberrys Corporation (development stage company) at March 31, 2004 and September 30, 2003 and the statement of operations and statement of cash flow for the six months ended March 31, 2004 and 2003 and for the period from October 8, 1998 (date of incorporation) to March 31, 2004, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ending September 30, 2004.

                             STARBERRYS CORPORATION
                           (Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2004





                                                                MARCH 31,           SEPTEMBER 30,
                                                                   2004                 2003
                                                              --------------       --------------
ASSETS

CURRENT ASSETS

    Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $          72   $               380
                                                              --------------            ----------

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . .  $          72   $               380
                                                              ==============           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Note payable - related party. . .                    . .  $     500,000   $           500,000
    Accrued interest on note payable - related party                 56,250                18,750
    Accounts payable - related parties . . . . . . . . . . .        654,941               645,652
    Accounts payable . . . . . . . . . . . . . . . . . . . .        278,547               247,405
                                                              --------------           -----------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . .      1,489,738             1,411,807
                                                              --------------            ----------

STOCKHOLDERS' EQUITY

    Preferred stock
        50,000,000 shares authorized, at $0.001 per share;
        none outstanding
    Common stock
        200,000,000 shares authorized, at  $0.001 par value;
        11,489,848 shares issued and outstanding . . . . . .         11,490                11,490
    Capital in excess of par value . . . . . . . . . . . . .        609,826               609,826
    Deficit accumulated during the development stage . . . .     (2,110,982)           (2,032,743)
                                                              --------------          ------------

TOTAL STOCKHOLDERS' DEFICIENCY . . . . . . . . . . . . . . .     (1,489,666)           (1,411,427)
                                                              --------------          ------------

                                                              $          72   $               380
                                                              ==============           ===========










    The accompanying notes are an integral part of these financial statements

                             STARBERRYS CORPORATION
                           (Development Stage Company)

                             STATEMENT OF OPERATIONS

      For the Three and Six Months Ended March 31, 2004 and 2003 and Period
              October 8,1998 (Date of Inception) to March 31, 2004






                                     Three          Three           Six          Six
                                    Months          Months        Months       Months      October 8, 1998
                                     Ended          Ended          Ended        Ended            to
                                   March 31,      March 31,      March 31,    March 31,       March 31,
                                     2004            2003          2004         2003            2004
                                 -------------  --------------  -----------  -----------  -----------------
REVENUES. . . . . . . . . . . .  $          -   $           -   $        -   $        -   $              -
                                 -------------  --------------  -----------  -----------  -----------------

EXPENSES
    Administrative. . . . . . .         4,926         132,675       40,739      155,699            900,405
                                 -------------  --------------  -----------  -----------  -----------------


NET LOSS - before other losses.        (4,926)       (132,675)     (40,739)    (155,699)          (900,405)

OTHER EXPENSES AND LOSSES

    Interest. . . . . . . . . .       (18,750)              -      (37,500)           -            (56,250)
    Loss of deposit - note 7. .             -               -            -            -         (1,154,327)
                                 -------------  --------------  -----------  -----------  -----------------

NET LOSS. . . . . . . . . . . .  $    (23,676)  $    (132,675)  $  (78,239)  $ (155,699)  $     (2,110,982)
                                 =============  ==============  ===========  ===========  =================


NET LOSS PER COMMON SHARE

    Basic and diluted . . . . .  $      (0.00)  $       (0.01)  $    (0.01)  $    (0.01)
                                 =============  ==============  ===========  ===========

AVERAGE OUTSTANDING SHARES
    (stated in 1000,s)

                                       11,490
                                 =============
    Basic . . . . . . . . . . .        11,490          10,561       10,561
                                 =============  ==============  ===========












    The accompanying notes are an integral part of these financial statements

                             STARBERRYS CORPORATION
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
         For the six months ended March 31, 2004 and 2003 and the Period
              October 8, 1998 (Date of Inception) to March 31, 2004






                                            March 31      March 31                Oct 8, 1998 to
                                              2004          2003                  March 31, 2004
                                           ----------  ---------------       ---------------------
CASH FLOWS FROM
 OPERATING  ACTIVITIES

Net loss. . . . . . . . . . . . . . . . .  $ (78,239)  $     (155,699)       $         (2,110,982)

Adjustments to reconcile net loss
   to net cash provided by operating
   activities

    Issuance of common stock for
       expenses . . . . . . . . . . . . .          -                -                         150
    Changes in prepaid expenses . . . . .          -          (10,000)                          -
    Changes in accounts and notes payable     77,931          113,613                   1,582,162
    Capital contributions - expenses. . .          -                -                      10,950
    Loss of deposit . . . . . . . . . . .          -                -                   1,154,327
                                           ----------  ---------------             ---------------

        Net Cash Used in Operations . . .       (308)         (52,086)                    636,607
                                           ----------  ---------------               -------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of investment - deposit. . .          -          (98,125)                 (1,154,327)
                                           ----------  ---------------             ---------------

CASH FLOWS FROM
    FINANCING ACTIVITIES

    Proceeds from loans . . . . . . . . .    199,056
    Net proceeds from issuance of
        common stock. . . . . . . . . . .          -                -                     517,792
                                           ----------  ---------------              --------------

Net Increase (Decrease) in Cash . . . . .       (308)          48,845                          72

Cash at Beginning of Period . . . . . . .        380              553                           -
                                           ----------  ---------------              --------------

Cash at End of Period . . . . . . . . . .  $      72   $       49,398          $               72
                                           ==========  ===============               =============

SCHEDULE OF NONCASH
FLOWS FROM OPERATING ACTIVITIES

    Capital contributions - expenses. . .  $       -   $            -          $           10,950
                                           ==========  ===============              ==============






    The accompanying notes are an integral part of these financial statements

                             STARBERRYS CORPORATION
                           (Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2004


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

During 2002, the Company entered into a contract of purchase of all the assets and intellectual property related to the "Color by Numbers" business and system and on April 9, 2003, the Company signed a Purchase Agreement for the acquisition of all the shares of the company which owns design, paint and building products. . The contract was subsequently rescinded.

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

On March 31, 2004 the Company had a net operating loss carry forward of $ 2,110,982. The tax benefit of approximately $ 633,295 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2024.

                             STARBERRYS CORPORATION
                           (Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2004

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

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due to their short term maturities.

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

                                 March 31, 2004

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

3.     NOTE  PAYABLE  -  RELATED  PARTY

The Company has a note payable of $500,000 due July 31, 2003, including interest of 15%. The note is secured by common shares of the Company owned by officers-directors. The note payable is currently in default. The accrued interest at March 31, 2004 is $56,250.

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

                                 March 31, 2004


7.     GOING  CONCERN

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


8.     SUBSEQUENT  EVENTS

 On June 16, 2004, the Company executed an Intellectual Property Agreement with Ken Turpin to confirm the Company's ownership of the business of researching, developing, acquiring and commercializing products and services related to color technology outside the visible spectrum, using specialized narrow band N-IR and N-UV sensors and special analysis software modeling. In this Agreement, Turpin acknowledges and agrees that all work product has been made for the Company and that the Company is the exclusive owner of all right, title and interest in and to the work product and all intellectual property rights therein.
Also on June 16, 2004, the Company executed an Independent Contractor Agreement with E-Vision Technologies Inc., by which the Company hired E-Vision to research and develop the Company's color technology outside the visible spectrum on a fee for service basis.

On August 18, 2004, the Company changed its name to "Visulant, Incorporated" to reflect its new business pursuits. On August 31, 2004, the Company concluded a US $100,000 private placement of its common stock at $0.50 per share.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS


Starberry's Corporation, a Nevada corporation (the "Company"), was incorporated on October 8, 1998. The Company's executive offices are located in Seattle, Washington.

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 Preferred Shares. As at March 31, 2004 there were 11,489,848 Common Shares and no Preferred Shares outstanding.

On June 16, 2004, the Company executed an Intellectual Property Agreement with Ken Turpin to confirm the Company's ownership of the business of researching, developing, acquiring and commercializing products and services related to color technology outside the visible spectrum, using specialized narrow band N-IR and N-UV sensors and special analysis software modeling. In this Agreement, Turpin acknowledges and agrees that all work product has been made for the Company and that the Company is the exclusive owner of all right, title and interest in and to the work product and all intellectual property rights therein.

Also on June 16, 2004, the Company executed an Independent Contractor Agreement with E-Vision Technologies Inc., by which the Company hired E-Vision to research and develop the Company's color technology outside the visible spectrum on a fee for service basis.

On August 18, 2004, the Company changed its name to Visulant, Incorporated to reflect its new business pursuits. Hans Nasholm resigned as a director of the Company on this date, and the Company concluded a US $100,000 private placement of its common stock at $0.50 per share.

On August 31, 2004, the resignation of Ronald Erickson as Chief Executive Officer and President was accepted and Ralph Brier was appointed as Chief Executive Officer, President and a director of the Company.
The Company has no revenue to date from its operations, and its ability to affect its plans for the future will depend on the availability of financing. Such financing will be required to enable the Company to acquire new businesses.

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

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

     The Company has incurred a cumulative net loss for the period from October 8, 1998 (date of inception) to March 31, 2004 of $2,110,981. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on the Bridge claim.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     As at March 31, 2004, the Company had assets of $72, and liabilities of $1,489,738. The liabilities include accounts payable of $278,547, accounts payable - related parties of $654,941 and note payable and accrued interest - related party of $556,250.

There has been no change in the Company's financial position since its last fiscal year.

The Company has incurred certain expenses during the three months ended March 31, 2004 as follows:





                EXPENDITURE                        AMOUNT

      Accounting and audit . . . .   i           $ 1,120
      Bank Charges . . . . . . . . . . . .    .       32
      Edgar filing fees. . . . . .   ii              150
      Foreign exchange (gain). . .  iii           (2,558)
      Legal fees . . . . . .. . . .  iv            6,052
      Office expenses. . . . . . . .  v              (19)
      Transfer agent's fees.  . . .  vi              149
                                                 --------
      Total expenses before other
         losses.                                    4,926
      Interest expense. . . . . . .  vii           18,750
                                                  --------
      Net loss for the period . .       . . . .  $ 23,676
                                                 ========



i. The Company accrued $485 in fees to its auditors for the review of this Form 10-QSB and $500 in fees to its Chief Financial Officer for the preparation of the financial statements and 10-QSB. An additional $135 was accrued for the year end audit.

ii. The Company has incurred certain expenses during the three months for filing its various disclosure forms with the SEC, including the Form 10-QSB for March 31, 2004.

iii. Gain on foreign exchange consists of the difference between the US and Canadian exchange rate on monies expended by the Company in Canadian dollars.

iv.  Legal  fees  of  $6,052  were  incurred  during  the  period.

v. Office expenses consist of miscellaneous expenses incurred and written off during the year.

vi. Transfer agent fees of transfer fees, shareholder list and interest charges on the balance outstanding.

vii. Interest expense is accrued on the note payable to Glencoe Capital Inc. at a rate of 15% per annum for three months.

Estimated  expenses  over  twelve  months  and  required  funds:





                                          Requirements
                                              for
         Expenditures                     twelve months
       --------------                    --------------
    Accounting and audit . .    1            $  9,500
    Bank charges . . . . . .                      500
    Filing fees. . . . . . .    2               1,060
    Legal fees . . . . . . .    3              25,000
    Office . . . . . . . .      4               1,000
    Research and development    5             132,525
    Telephone. . . . . . . .    6               3,600
    Transfer agent's fees. .    7               2,900
    Travel and promotion . .    8              20,000
                                             --------

      Estimated expenses . .              $   196,085
                                             ========





1.     Accounting  and  auditing  expense  has  been  projected  as  follows:






           Filing                          Accountant   Auditors     Total
          -------                        -----------  ---------  ---------
          Form 10-QSB - June 30, 2004.   $      500  $      500   $  1,000
          Form 10-KSB - Sept. 30, 2004        2,500       4,000      6,500
          Form 10-QSB - Dec. 31, 2004.          500         500      1,000
          Form 10-QSB - Mar. 31, 2004.          500         500      1,000
                                         -----------  ---------  ---------

                                         $     4,000  $   5,500  $   9,500
                                             =======     ======     ======


2. The Company pays approximately $300 for filing of its Form 10-KSB and $150 for each of its Forms 10-QSB's. It is estimated that this expense will be approximately $750 during the next twelve months. In addition, the Company will incur a cost for filing the Annual List of Directors and Officers to the State of Nevada to maintain the Company in good standing for the next twelve months. The annual charge for filing this form is $310.

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

5. Research and development is paid to Kenneth Turpin at a rate of $28,600 canadian ($13,950) US per month starting on June 16, 2004. (nine and one half months).

6. The estimate of telephone expenses to conduct Company business is approximately $300 per month for 12 months.

7. The Company is charged $1,200 per annum by Nevada Agency and Trust Company. Additional stock transfer and original issue fees of $1,300 are estimated. The Company has calculated $400 in late interest charges for the next year.

8. Travel and promotion expenses have been estimated at $20,000. These expenses may be incurred by the directors who may incur travel expenses to find a new project for the Company, and to obtain financing.

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

(vii) Form 8-K filed on September 13, 2004, announcing the Intellectual Property Agreement between Kenneth Turpin and the Company, signed June 16, 2004. Also announced were the resignation of Hans Nasholm as director and Ronald Erickson as Chief Executive Officer and President of the Company. On August 31, 2004, Ralph Brier was appointed Chief Executive Officer, President and a Director of the Company, Kenneth Turpin was appointed as Chief Science Officer and Chair of the Research and Development Committee and Zack Wickes was appointed Chief Technical Officer. The Form 8-K also announced that the name of the Company was changed to Visualant, Incorporated and was registered with the Secretary of State of Nevada.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             VISUALANT, INCORPORATED
                        (FORMERLY STARBERRYS CORPORATION)
                                  (Registrant)


                            By:     /s/ "Ralph Brier"
                            ---     -----------------
                                   Ralph Brier
                            Chief Executive Officer,
                             President and Director

Date:

                            By:     /s/ "Mary Hethey"
                            ---     -----------------
                                  Mary  Hethey
                      Chief Financial Officer and Secretary
                                    Treasurer

Date: