Form 10QSB
period 2004-06-30
STARBERRYS CORP
filed 2004-09-24
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
          ACT  OF  1934
                         For  the  quarterly  period  ended     June  30,  2004
                                                                ---------------

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT

                         For  the  transition  period  from           to

            Commission  File  number               0-25541
                                                   -------


                         STARBERRYS  CORPORATION
                         -----------------------
      (Exact  name  of  registrant  as  specified  in  charter)

            Nevada                                              91-1948357
            ------                                            ------------
(State  or  other  jurisdiction  of                        (I.R.S.  Employer
incorporation  or  organization)                          Identification No.)

Suite  420,  500  Union  Street
Seattle,  Washington  USA                                        98101
-------------------------                                -------------
(Address  of principal executive offices)                    (Zip Code)

                              604-688-3931,  Ext.  1
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                       Outstanding  as  of  June  30,  2004
            ----------                     ------------------------------------

   Common  Stock,  $0.001 per share                      11,489,848
                                                         ==========

                                      INDEX






                                                                               Page
                                                                              Number
                                                                             ---------

PART 1.. . .    .FINANCIAL INFORMATION

      ITEM 1.. . Financial Statements (unaudited)                                   3

                 Balance Sheet as at June 30, 2004 and September 30,
                     2003                                                           4

                 Statement of Operations
                     For the three  and nine months ended June 30, 2004 and
                     2003, and for the period from October 8,
                     1998 (Date of Inception) to June 30, 2004. . . . . .           5

                 Statement of Cash Flows
                     For the nine months ended June 30, 2004 and
                     2003 and for the period from October 8, 1998
                     (Date of Inception) to June 30, 2004 . . . . . . . .           6

                 Notes to the Financial Statements. .                               7

      ITEM 2     Management's Discussion and Analysis or Plan
            .. . . . .of Operation                                                  12

      ITEM 3.. . Controls and Procedures                                            17

PART 11. . . ..  OTHER INFORMATION                                                  17

      ITEM 1.. . Legal Proceedings                                                  17

      ITEM 2.. . Changes in Securities                                              17

      ITEM 3.. . Default Upon Senior Securities                                     18

      ITEM 4..   Submission of Matters to a Vote of Security Holders                18

      ITEM 5.. . Other Information                                                  18

      ITEM 6.. . Exhibits and Reports on Form 8-K                                   18

                 SIGNATURES . . . . .                                               21

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Starberrys Corporation (development stage company) at June 30, 2004 and September 30, 2003 and the statement of operations and statement of cash flow for the nine months ended June 30, 2004 and 2003 and for the period from October 8, 1998 (date of incorporation) to June 30, 2004, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2004 are not necessarily indicative of the results that can be expected for the year ending September 30, 2004.

                             STARBERRYS CORPORATION
                           (Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2004





                                                                  JUNE 30,       SEPTEMBER 30,
                                                                    2004              2003
                                                               --------------    -------------
ASSETS

CURRENT ASSETS

    Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $          39     $        380
                                                               --------------           ------

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . .  $          39     $        380
                                                               ==============          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Note payable  - related party . . . . .                    $     500,000      $   500,000
    Accrued interest 0n note payable - related party                  75,000           18,750
    Accounts payable - related parties. . . . . . . . . . . .        650,458          645,652
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        291,775          247,405
                                                               --------------     ------------

TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .      1,517,233        1,411,807
                                                               --------------    -------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

    Preferred stock
        50,000,000 shares authorized, at $0.001 per share;
        none outstanding
    Common stock
        200,000,000 shares authorized, at  $0.001 par value;
        11,489,848 shares issued and outstanding. . . . . . .         11,490           11,490
    Capital in excess of par value. . . . . . . . . . . . . .        609,826          609,826
    Deficit accumulated during the development stage. . . . .     (2,138,510)      (2,032,743)
                                                               --------------   --------------

TOTAL STOCKHOLDERS' DEFICIENCY. . . . . . . . . . . . . . . .     (1,517,194)      (1,411,427)
                                                               --------------   --------------

                                                               $          39      $       380
                                                                  ==========        =========










    The accompanying notes are an integral part of these financial statements

                             STARBERRYS CORPORATION
                           (Development Stage Company)

                             STATEMENT OF OPERATIONS

      For the Three and Nine Months Ended June 30, 2004 and 2003 and Period
               October 8,1998 (Date of Inception) to June 30, 2004






                                     Three          Three          Nine        Nine        October 8,
                                    Months          Months        Months      Months          1998
                                     Ended          Ended         Ended       Ended            to
                                   June 30,        June 30,      June 30,    June 30,       June 30,
                                     2004            2003          2004        2003           2004
                                 -------------  --------------  ----------  ----------  -------------
REVENUES. . . . . . . . . . . .  $          -   $           -   $       -   $       -    $         -
                                 -------------  --------------  ----------  ----------     ----------

EXPENSES
    Administrative. . . . . . .         8,778         251,706      49,517     407,405         909,183
                                 -------------  --------------  ----------  ----------    ------------


NET LOSS - before other losses.        (8,778)       (251,706)    (49,517)   (407,405)       (909,183)

OTHER EXPENSES AND LOSSES

    Interest. . . . . . . . . .       (18,750)              -     (56,250)          -         (75,000)
    Loss of deposit - note 7. .             -               -           -           -      (1,154,327)
                                 -------------  --------------  ----------  ----------   -------------

NET LOSS. . . . . . . . . . . .  $    (27,528)  $    (251,706)  $(105,767)  $(407,405)   $ (2,138,510)
                                 =============  ==============  ==========  ==========     ===========


NET LOSS PER COMMON SHARE

    Basic and diluted . . . . .  $      (0.00)  $       (0.02)  $   (0.01)  $   (0.04)
                                 =============  ==============  ==========  ==========

AVERAGE OUTSTANDING SHARES
    (stated in 1000,s)

    Basic . . . . . . . . . . .        11,490          10,561       11,490      10,561
                                 =============    ===========     ========     ==========












    The accompanying notes are an integral part of these financial statements

                             STARBERRYS CORPORATION
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
         For the nine months ended June 30, 2004 and 2003 and the Period
              October 8, 1998 (Date of Inception) to June 30, 2004






                                            June 30        June 30            Oct 8, 1998 to
                                              2004          2003              June 30, 2004
                                           ----------  ---------------      -----------------
CASH FLOWS FROM
 OPERATING  ACTIVITIES

Net loss. . . . . . . . . . . . . . . . .  $(105,767)  $     (407,405)      $     (2,138,510)

Adjustments to reconcile net loss
   to net cash provided by operating
   activities

    Issuance of common stock for
       expenses . . . . . . . . . . . . .          -                -                    150
    Changes in prepaid expenses . . . . .          -          (10,000)                     -
    Changes in accounts and notes payable     105,426        1,220,344             1,517,233
    Capital contributions - expenses. . .          -                -                 10,950
    Loss of deposit . . . . . . . . . . .          -                -              1,154,327
                                           ----------  ---------------          -------------

        Net Cash Used in Operations . . .       (341)         802,939                544,150
                                           ----------  ---------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of investment - deposit. . .          -         (897,777)            (1,154,327)
                                           ----------  ---------------          -------------

CASH FLOWS FROM
    FINANCING ACTIVITIES

    Net proceeds from issuance of
        common stock. . . . . . . . . . .          -                -                610,216
                                           ----------  ---------------         --------------

Net Increase (Decrease) in Cash . . . . .       (341)         (94,838)                    39

Cash at Beginning of Period . . . . . . .        380              553                      -
                                           ----------  ---------------       ----------------

Cash at End of Period . . . . . . . . . .  $      39   $      (94,285)       $            39
                                           ==========  ===============          =============

SCHEDULE OF NONCASH
FLOWS FROM OPERATING ACTIVITIES

    Capital contributions - expenses. . .  $       -   $            -        $        10,950
                                           ==========  ===============          =============







    The accompanying notes are an integral part of these financial statements

                             STARBERRYS CORPORATION
                           (Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2004


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

During 2002, the Company entered into a contract of purchase of all the assets and intellectual property related to the "Color by Numbers" business and system and on April 9, 2003, the Company signed a Purchase Agreement for the acquisition of all the shares of the company which owns design, paint and
building  products.   The  contract  was subsequently rescinded.

On June 16, 2004, the Company executed an agreement securing rights to color technology outside the visible spectrum. (see Note 7).

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

                             STARBERRYS CORPORATION
                           (Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2004

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Income  Taxes  -  continued
---------------------------

On June 30, 2004 the Company had a net operating loss carry forward of $ 2,138,510. The tax benefit of approximately $ 641,500 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2024.

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

                             STARBERRYS CORPORATION
                           (Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2004

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

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

3.     NOTE  PAYABLE  -  RELATED  PARTY

The Company has a note payable of $500,000 due July 31, 2003, including interest of 15%. The note is secured by common shares of the Company owned by officers-directors. The note payable is presently in default. The accrued interest at June 30, 2004 is $75,000.

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

                             STARBERRYS CORPORATION
                           (Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2004

6.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officer-directors and key consultants have acquired 56% of the outstanding stock and have received the stock options outlined in Note 5.

7.     CONTRACTUAL  AGREEMENTS

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


9.     SUBSEQUENT  EVENTS

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

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 Preferred Shares. As at June 30, 2004 there were 11,489,848 Common Shares and no Preferred Shares outstanding.

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

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

     The Company has incurred a cumulative net loss for the period from October 8, 1998 (date of inception) to June 30, 2004 of $2,138,510. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on the Bridge claim.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

     As at June 30, 2004, the Company had assets of $39, and liabilities of $1,517,233. The liabilities include accounts payable of $291,775, accounts payable to related parties of $650,458 and a note payable, with accrued interest, which is payable to a related party in the amount of $575,000.

There has been no change in the Company's financial position since its last fiscal year.

The Company has incurred certain expenses during the three months ended June 30, 2004 as follows:





                    EXPENDITURE                              AMOUNT
        Accounting and audit . . . . . i                 $     985
        Bank Charges . . . . . . . . . . . . .                  31
        Edgar filing fees. . .  . . .  ii                      150
        Foreign exchange (gain). . .  iii                   (5,277)
        Legal fees . . . . . .  . . .  iv                    5,826
        Research and development . . .  v                    6,938
        Transfer agent's fees. .. . .  vi                      125
                                                          --------
        Total expenses before other
          losses.                                            8,778
        Interest expense. . . . . . .  vii                  18,750
                                                          --------
        Net loss for the period . . .              . . .  $ 27,528
                                                           =======



i. The Company accrued $485 in fees to its auditors for the review of this Form 10-QSB and $500 in fees to its Chief Financial Officer for the preparation of the financial statements and 10-QSB.

ii. The Company has incurred certain expenses during the three months for filing its various disclosure forms with the SEC, including the Form 10-QSB for June 30, 2004.

iii. Gain on foreign exchange consists of the difference between the US and Canadian exchange rate on monies expended by the Company in Canadian dollars.

iv.  Legal  fees  of  $5,826  were  incurred  during  the  period.

v.   Research  and  development  fees consist of the bi-monthly charge of $9,300
     Canadian for software development related to color technology outside the visible spectrum.

vi. Transfer agent fees of $149 consist of interest charges on the balance outstanding.

vii. Interest expense is accrued on the note payable to Glencoe Capital Inc. at a rate of 15% per annum for three months.

Estimated  expenses  over  twelve  months  and  required  funds:





                                                      Requirements
                                                           for
              Expenditures                            twelve months
              -------------                           --------------
         Accounting and audit . .     1                 $  9,500
         Bank charges . . . . . .                            500
         Filing fees. . . . .         2                    1,060
         Legal fees . .               3                   25,000
         Office . . . . . . .         4                      960
         Research and development     5                  167,400
         Telephone. . . . . . . .     6                    3,600
         Transfer agent's fees. .     7                    2,900
         Travel and promotion . .     8                   20,000
                                                        --------

              Estimated expenses . .                $    230,920
                                                       ==========





1.   Accounting  and  auditing  expense  has  been  projected  as  follows:






        Filing                        Accountant   Auditors     Total
      --------                       -----------  ---------  ---------
   Form 10-KSB - Sept. 30, 2004    $    2,500   $   4,000    $  6,500
   Form 10-QSB - Dec. 31, 2004.           500         500       1,000
   Form 10-QSB - Mar. 31, 2005.           500         500       1,000
   Form 10-QSB - June 30, 2005.           500         500       1,000
                              -----------  ---------  ---------

                                    $   4,000   $   5,500   $   9,500
                                     ========     =======     =======





2. The Company pays approximately $300 for filing of its Form 10-KSB and $150 for each of its Form 10-QSB's on the Edgar system with the Securities and Exchange Commission. It is estimated that this expense will be approximately $750 during the next twelve months. In addition, the Company will incur a cost for filing the Annual List of Directors and Officers to the State of Nevada to maintain the Company in good standing for the next twelve months. The annual charge for filing this form is $310.

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

5. Research and development is paid to Kenneth Turpin at a rate of $18,600 Canadian ($13,950 US) per month for twelve months.

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

(vii) Form 8-K filed on September 13, 2004, announcing the Intellectual Property Agreement between Kenneth Turpin and the Company, signed June 16, 2004. Also announced were the resignation of Hans Nasholm as director and Ronald Erickson as Chief Executive Officer and President of the Company. On August 31, 2004, Ralph Brier was appointed Chief Executive Officer, President and a Director of the Company, Kenneth Turpin was appointed as Chief Science Officer and Chair of the Research and Development Committee and Zack Wickes was appointed Chief Technical Officer. The Form 8=K also announced that the name of the Company was changed to Visualant, Incorporated and was registered with the Secretary of State of Nevada.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             VISUALANT, INCORPORATED
                        (FORMERLY STARBERRYS CORPORATION)
                                  (Registrant)


                              By:     "Ralph Brier"
                              ---     -------------
                                   Ralph Brier
                       Chief Executive Officer, President,
                                   and Director

Date:

                              By:     "Mary Hethey"
                              ---     -------------
                                    Mary  Hethey
                      Chief Financial Officer and Secretary
                                    Treasurer

Date: