Form 10KSB
period 2004-10-30
Visualant, INC
filed 2005-01-07
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
        For  the  fiscal  year  ended          September  30,  2004
                                               --------------------

(  )    TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT  OF  1934  (NO  FEE  REQUIRED)
        For  the  transaction  period  from               to

        Commission  File  number          0-25541
                                          -------

                            VISUALANT,  INCORPORATED
                            ------------------------
               (Exact  name  of  Company  as  specified  in  charter)

                Nevada                                       91-1948357
                ------                                   --------------
State  or  other  jurisdiction  of  incorporation        (I.R.S. Employee
or  organization                                       Identification  No.)

500  Union  Street,  Suite  406
Seattle,  Washington                                          98101
--------------------------------                              -----
(Address of principal executive offices)                    (Zip Code)

Issuer's  telephone  number,  including  area  code          206-903-1351
                                                          ---------------


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

As at September 30, 2004, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.


   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of September 30, 2004, the Company has 11,689,848 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits  incorporated  by  reference  are  referred  to  under  Part  1V

                                TABLE OF CONTENTS


PART  1
-------
                                                                   Page
                                                                   ----





ITEM 1.    Description of Business                                    4
ITEM 2. .  Description of Property                                    8

ITEM 3. . .Legal Proceedings                                          8

ITEM 4. .  Submission of Matters to Vote of Securities Holders        8

PART II
-------

ITEM 5. .  Market for Common Equity and Related
              Stockholder Matters                                     9

ITEM 6. . .Management's Discussion and Analysis or
              Plan of Operations                                      9

ITEM 7. .  Financial Statements                                      12

ITEM 8     Changes in and Disagreements with Accountants on
.. . . . . . . Accounting and Financial Disclosure                    12

ITEM 8A.. .Controls and Procedures                                   13

PART III
---------

ITEM 9     Directors, Executive Officers, Promoters, and Control
.. . . . . . . Persons; Compliance with Section 16(a) of
              the Exchange Act                                       13

ITEM 10.. .Executive Compensation                                    17

ITEM 11..  Security Ownership of Certain Beneficial
               Owners and Management                                 18

ITEM 12..  Certain Relationships and Related Transactions            19

PART IV
--------

ITEM 13.. .Exhibits and Reports on Form 8-K                          21

ITEM 14.. .Principal Accountant Fees and Services                    22

           SIGNATURES. . . .                                         24

                                     PART I

ITEM  1.    DESCRIPTION  OF  BUSINESS

HISTORY  AND  ORGANIZATION

        Visualant, Incorporated (formerly Starberrys Corporation), a Nevada corporation (the "Company"), was incorporated on October 8, 1998. The Company has no subsidiaries and no affiliated companies. The Company's executive offices are located in Vancouver, British Columbia, Canada.

        The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 Preferred Shares. As at September 30, 2004 there were 11,689,848 Common Shares and no Preferred Shares outstanding.

        On November 24, 1998 the Company acquired the exclusive rights to market high quality cigars through a climate controlled kiosk merchandise display case, known as the King Climate Control, by the payment of $50,000. The Company did not proceed with this new business and in 2000 abandoned the activity.

        In November 2002, the Company signed a Letter of Intent with eVision Technologies Corporation and Ken Turpin (founder / inventor) to acquire 100% of the assets related to the business of Colour By Number ("CBN"). The CBN System is a digital color management system providing one color language across industries and materials, empowering architects, designers, contractors, retailers and consumers to take full control of their choice and use of color.

       The Company was unsuccessful in raising the financing to complete this acquisition, which has been abandoned.

     In addition, the Company signed a Letter of Intent on 19 January 2003 with Malaremastarnas Riksforening, the owner of all the shares of Skandinaviska Farinstituter AB ("SCI" or the Scandinavian Color Institute) which owns the color notation system Natural Color Systems ("NCS") and the Scandinavian Color School, outlining the general terms of a proposed acquisition by the Company of all of the shares of SCI. On April 9, 2003 the Company signed a Definitive Purchase Agreement to complete the acquisition, subject to certain conditions, of all the shares of SCI for a price of SEK 35,000,000 (see attached Exhibit A.) Subsequent to June 30, 2003 that Agreement was amended to change the Closing Date from August 31, 2003 to November 30, 2003. NCS is the leading color notation system in Europe and is also highly regarded around the world. It is the national standard for color in Sweden, Norway, Spain and South Africa.

     The Company was unsuccessful in raising the financing to complete this acquisition, and it has also been abandoned.

     The Company changed its name to Visualant, Incorporated on August 18, 2004.

     On June 16, 2004, the Company entered into a contract for the development of its color technology providing 3D spectral-based pattern file creation and matching. Color pattern files can be created from any digital photograph or scan, without having to reprint, recreate, recall or modify existing digital source of documents. Those pattern files are then matched against existing databases to detect and identify crime, forgery, counterfeiting and other frauds. The Visualant technology provides a new, accurate and fast detection tool for critical applications such as national security, forgery/fraud prevention, brand protection, and product tampering.

     The Company has no revenue to date from its operations, and its ability to affect its plans for the future will depend on the availability of financing. Such financing will be required to enable the Company to acquire new businesses. The Company anticipates obtaining such funds from its officers and directors, financial institutions or by way of the sale of its capital stock under an SB-2 and regulations. However, there can be no assurance that the Company will be successful in obtaining additional capital for such business acquisitions from the sale of its capital stock, or in otherwise raising substantial capital.

     During the year, the Company filed with the SEC various documents such as Forms 10-KSB, 10-QSB, 3, SC 13-D, 8-Ks, Pre-14-C and other forms. The Company distributed to its shareholders an annual report for the fiscal year ended September 30, 2002, which included the audited financial statements, information circular and proxy. The Company did not distribute any material to its shareholders in prior years.

     The shareholders may read and copy any material filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information which the Company has filed electronically with the SEC, by accessing the website using the following address: http://www.sec.gov. Presently the Company does not have its own
          ------------------
Internet address. The Company is prepared to distribute, upon request from shareholders, any of the material previously filed with the SEC.

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

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

     The Company has incurred a cumulative net loss for the period from October 8, 1998 (date of inception) to September 30, 2004 of $2,194,010. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on the Bridge claim.

3.   WHETHER  THE  COMPANY  WILL  CONTINUE  TO  BE  A  GOING  CONCERN

     The Company's auditors, in the audited financial statements as at September 30 2004, have indicated a concern in their audit opinion as to whether the Company will be able to raise sufficient funds to complete its objectives and, if not, indicates that the Company might not be able to continue as a going concern. Without adequate future financing, the Company might cease to operate and the existing shareholders and any future shareholders will lose their entire investment.

4.   SOME OF THE PRESENT SHAREHOLDERS  HAVE  ACQUIRED  SHARES  AT EXTREMELY LOW
     PRICES

     Some of the present shareholders have acquired share at prices ranging from $0.001 to $0.25 per share whereas other shareholders have purchased their shares at $0.50 and $0.75 per share. In addition, the Company has issued 300,000 incentive stock options to a related party at $0.10 per share exercisable in whole or in part on or before August 15, 2009.

5.   FUTURE  ISSUANCE  OF  STOCK  OPTIONS,  WARRANTS  AND/OR  RIGHTS WILL HAVE A
     DILUTING  FACTOR  ON  EXISTING  AND  FUTURE  SHAREHOLDERS

     The grant and exercise of stock options, warrants or rights to be issued in the future would likely result in a dilution of the value of the Company's common shares for all shareholders. At present, the Company has established a Non-Qualified Stock Option Plan as noted on page 33 of this report and may in the future issue further stock options to officers, directors and consultants which will dilute the interest of the existing and future shareholders. Moreover, the Company may seek authorization to increase the number of its authorized shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

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

8.   CONCENTRATION  OF  OWNERSHIP  BY  MANAGEMENT.

     The management of the Company, either directly or indirectly, owns 625,000 shares. Even thought this only represents 5.35 % of the issued and outstanding shares, it might be difficult for any one shareholder to solicit sufficient votes to replace the existing management. Therefore, any given shareholder may never have a voice in the direction of the Company.

9.   KEY-MAN  INSURANCE

     The Company carries no key-man insurance. In the event that Mr. Erickson or Mr. Brier either departed the Company or passed away, the Company would not have the available funds to attract an individual of similar experience. Management is considering obtaining key-man insurance once it has sufficient funds to do so.

10. LIMITED FULL TIME EMPLOYEES

     The only director who works full time for the Company is its President, Ralph Brier. The other directors will devote time to the activities of the Company as required from time to time. At the present time, there are no other employees other than Ralph Brier.


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

ITEM  2.    DESCRIPTION  OF  PROPERTY
OFFICES
        The Company's executive offices are located at 500 Union Street, Suite 406, Seattle, Washington, USA, 98101. The office is located in premises which are also used by the Chairman of the Board of the Company for other business interests. There is no charge to the Company for using this office. OTHER PROPERTY
        The Company does not own any other property other than the rights to the Cigar King and the Starberrys food service concepts.

ITEM  3.    LEGAL  PROCEEDINGS

        There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

       The last annual meeting was on August 7, 2002. No matters have been submitted to a vote of securities holders in the most recent fiscal year.

                                     PART II

ITEM 5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

        During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at September 30, 2004 the Company had 58 shareholders.

ITEM 6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

OVERVIEW

        The Company was incorporated on October 8, 1998 under the laws of the State of Nevada. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 shares of Preferred Stock with such terms as will be specified by the Board of Directors at the time it acts to create a specific series of the Preferred Stock to be issued. As at September 30, 2004 there were 11,689,848 Common Shares and no Preferred Shares outstanding.

Liquidity  and  Capital  Resources

          As  at  September  30,  2004,  the  Company had assets of $12,831, and
$1,471,525  in liabilities.   Included in the liabilities is accounts payable of
$213,523.

During  the  year,  the  Company  has  incurred  the  following  expenses:





Expenditure                                      Amount
-----------                                      ------
Administrative expenses
------------------------
Accounting and audit. . . . . . .  i          $ 10,820
Bank charges. . . . . . . . .           . .        335
Consulting fees . . . . . .        ii           10,000
Filing fees . . . . . . . . . . .  iii           2,858
Legal fees. . . . . . . . . . . .  iv           66,668
Loss on foreign exchange. . . . .  v             4,035
Office. . . . . . . . . . . . . .  vi            1,702
Transfer agent's fees . . . . . .  vii           2,429
Recovery of prior year's expenses  viii        (58,280)
                                              ---------
Total administrative expenses . .                40,567
Settlement of debt. . . . . . . .  ix          (43,400)
Research and development. . . . .  x            65,100
Interest expense. . . . . . . . .  xi           75,000
                                              ---------

Total expenses. . . . . . . . .            .  $ 137,267
                                              =========

i. The Company has accrued $4,000 in fees to its auditors, Madsen & Associates, CPA's Inc. for the examination of the Form 10-KSB as at September 30, 2004. In addition, the Company was charged $485 each for the March 10-QSB and the June 10-QSB by Madsen & Associates. In addition, the Company has accrued $3,000 in order that the Company's accountant can prepare the applicable working papers and other information to be submitted to the auditors for their review of the Form 10-KSB, plus additional fees of $2,340 for preparation of 3 10-QSB's and underaccrual of the 2003 10-KSB.

ii. The Company paid consulting fees of $10,000 to its president over a two month period, at $5,000 per month.

iii. The Company has incurred certain expenses during the year for filing its various Forms 10-KSB and 10-QSB with the SEC. The Company paid $1,913 in total for the June 30, 2003 10QSB and a Form 12B-25. It accrued $345 for an 8-K. In addition, it accrued $600 payable to the accountant for edgarizing March and June 2004 10-QSB's and September 2004 10-KSB.

iv. Legal fees of $66,667 were incurred during the year. Prior year's legal fees of $43,400 were settled and shown separately on the income statement as settlement of debt.

v. Loss on foreign exchange consists of the difference between the US and Canadian dollar exchange rate on monies expended by the Company in Canadian dollars.

vi. Office expenses consist of photocopy, fax and courier expenses and other miscellaneous expenses incurred by the officers of the Company.

vii. During the period, the Company received its annual billing from Nevada Agency and Trust Company for acting as transfer agent for the year in the amount of $1,200. Amounts for stock transfer fees and original issue fees totaled
$160. In addition, the Company has accrued certain late charges of interest totaling $366. Included in these transfer agent fees is $640 for obtaining a new CUSIP number and changing the Company's name.

viii. Recovery of prior year's expenses was for consulting fees previously accrued.

ix. Settlement of debt is the reversal of legal expenses due to the issue of shares for debt to two legal firms for amounts payable to them of $43,400.

x. Research and development fees of $65,100 were paid according to the terms of an independent contractor agreement, at $9,300 semimonthly for three and one half months.

xi.     Interest  expense  on  the  note payable to a related party was $75,000.


     The Company estimates the following expenses will be required during the next twelve months to meet its obligations:





                                 Requirements       Current          Required
                                     for            Accounts        funds for
Expenditures                    twelve months       Payable       twelve months
------------------------  --------------  ----------------  --------------
Accounting and audit . . 1    $    11,000        $    8,820        $     19,820
Bank charges . . . . . .            1,500                 -               1,500
Consulting fees. . . . . 2         10,000                 -              10,000
Filing fees. . . . . . . 3          1,750             3,890               5,640
Legal fees . . . . . .   4         25,000           194,268             219,268
Office . . . . . . . . . 5          1,000                 -               1,000
Research and development 6         37,200            18,600              55,800
Transfer agent's fees. . 7          2,900               696               3,596
Travel and promotion . . 8         20,000                 -              20,000
                           --------------    --------------          ----------

    Estimated expenses . .    $   110,350        $  226,274      $      336,624
                              ===========       ===========         ===========




Included in the current accounts payable above is $4,150 payable to a related party for accounting fees.

1.     Accounting  and  auditing  expense  has  been  projected  as  follows:





              Filing                        Accountant    Auditors        Total
              ------                       -----------   ---------      -------
      Form 10-QSB - Dec. 31, 2004.     $     1,000     $     500     $    1,500
      Form 10-QSB - March 31, 2005           1,000           500          1,500
      Form 10-QSB - June 30, 2005.           1,000           500          1,500
      Form 10-KSB - Sept. 30, 2005           2,500         4,000          6,500
                                       -----------     ---------        -------
                                       $     5,500     $   5,500     $   11,000
                                       ===========     =========        =======




2.     Consulting  fees  are  based  on  those  paid  in  the  previous  year.

3. Filing fees will include the cost of filing the various Forms 10-QSB and the Form 10-KSB on Edgar. It is estimated that the cost for each of the Form 10-QSBs will be $200 whereas the cost for filing the Form 10-KSB will be $300. Additional Edgar charges are estimated at $500. Each year the Company is required to file a list of officers and directors with the State of Nevada at a cost of $260. Additional costs of $90 are estimated.

4. Estimated legal fees are based on the projected costs for patenting the 3D spectral - based pattern file creation and matching system.

5. Relates to photocopying, faxing and courier, in addition to miscellaneous expenses incurred by the directors. The estimate of these charges is

6. Research and development fees are payable to an independent contractor at $18,600 per month for two months.

7. The Company is charged $1,200 annually by Nevada Agency & Trust Company. Additional stock transfer and original issue fees of $1,300 are estimated. The Company has calculated $400 in late interest charges for the next year.

8. Travel and promotion expenses have been estimated at $20,000. These expenses will be incurred by the directors who may incur travel expenses to pursue the new project for the Company, and to obtain financing.

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

The reports of Madsen & Associates, CPA's Inc. for the financial statements as at September 30, 2003 and through the subsequent interim periods ended December, 2003, March 31, 2004 and June 30, 2004 contained no adverse opinion or disclaimers of opinion and were not modified or qualified as to audit scope or accounting principles, but did contain modifications as to the Company's ability to continue as a going concern.

During the fiscal year ended September 30, 2003, and through the subsequent interim periods ended December, 2003, March 31, 2004 and June 30, 2004, to the best of the Company's knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope or procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates would have caused them to make reference in connection with its report on the financial statements of the Company for such years.

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


PART  III

ITEM 9.  DIRECTORS  AND  EXECUTIVE  OFFICERS,  PROMOTERS,  AND  CONTROL PERSONS;
         COMPLIANCE  WITH  SECTION  16  (A)  OF  THE  EXCHANGE  ACT

        The following table sets forth as of September 30, 2004, the name, age, and position of each executive officer and director and the term of office of each director of the Company.


                                                                              TERM AS
NAME                         AGE            POSITION HELD                     DIRECTOR
                                                                               SINCE


Ronald P. Erickson            60   Chairman of the Board and Director         April 24, 2003
Ralph Brier. . . .            40   President and Director                     Aug. 31, 2004
Terry H. McKay . .            55   Director                                   June 6, 2002
Mary Hethey. . . .            55   Secretary-Treasurer and Chief
                                     Financial Officer                        n/a
Ken Turpin . . . .            58   Chief Science Officer                      Aug. 31, 2004



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

     On August 31, 2004, Ronald P. Erickson resigned as President and CEO of the Company. He was appointed Chairman of the Board of the Company. Richard Brier was appointed President and CEO of the Company.

        Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

        RONALD P. ERICKSON has been a director and officer of the Company since April 24, 2003. He was appointed President and Chief Executive Officer of the Company on September 29, 2003, and resigned from this position on August 31, 2004 at which he was appointed Chairman of the Board. Resident in Seattle, he is a seasoned executive with more than 20 years of expertise in the high technology, telecommunications and microcomputer industries. Mr. Erickson is also Chairman of Intrinsyc Software Inc., a Vancouver-based publicly-traded company providing proprietary software and solutions which enable the development and networking of intelligent devices such as PDA's. Mr. Erickson is the current chair, and former CEO of eCharge, an electronic payment systems developer, where he played a major role in raising approximately US $100 million in equity capital from major international investors. Mr. Erickson previously was co-founder, Chairman, President and CEO of GlobalTel Resources, Inc., a provider of telecommunication services, messaging and intranet solutions. During his career Mr. Erickson has also held executive positions at Egghead Software Inc, NBI Inc and MicroRim, Inc. With a law degree from the University of California, Davis, he maintains an active license to practice law in the State of Washington and the District of Columbia.

     RALPH BRIER was appointed CEO, President and Director of the Company on August 31, 2004. He has over 25 years of diverse experience in marketing, sales, business development and strategic planning, with a focus in the security and biometrics sector. Ralph was Executive Vice President Strategic Sales with Applied DNA Sciences, a Los Angeles based biotechnology security firm. He was previously employed by Sagem Morpho, a division of Groupe SAGEM in France, a global leader in the provisioning of biometric solutions for business and government. During his tenure there, he doubled commercial sales revenues, serving as the senior commercial, channel and OEM business executive of biometric software, smart card implementation and hardware.

     TERRY H. MCKAY has been a director since June 6, 2002. Dr. McKay currently practices Dentistry in North Vancouver, BC. Since 1999 he has been a director of Swident, a Swiss dental insurance company, and serves on its Financial Audit Committee. Dr. McKay is past Clinical Director for Knowell Technology and a past Board member of longivitystore.com. Mr. McKay graduated from the University of British Columbia with a B.A. and D.M.D. in 1975. He has practiced Dentistry in BC and in Seattle, Washington. Dr. McKay's professional memberships include the Canadian Dental Association, B.C. College of Dental Surgeons, Washington State Dental Association, American Academy of Gold Foil Operations and the American Academy of Operative Dentists.

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

     KEN TURPIN was appointed Chief Science Officer on August 31, 2004. He has worked with the visual world of color as it applies to building materials for the past 15 years. His most recent business success was the founding, development, and sale of Fire Stop Systems, which was acquired and renamed to PFP Partners by Johns Manville in 1998. Throughout his career in manufacturing building products, Ken often dealt with the world of color, where he observed how people viewed and used color. In 1999, he began to allocate significant human, technical and financial resources to the world of visual color. The result of this research and development is CBN Systems. While doing the research on this project, he identified many other opportunities in the "non-visual to humans" spectrum of color.

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


                                                                REPORT
                                                                TO BE
NAME                                           POSITION         FILED

First Equity Capital Group Inc.                  na             Form 3



        The following table sets forth as at September 30, 2004, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.


                                                                       REPORT
                                                                       TO BE
NAME                                       POSITION                    FILED

Ronald P. Erickson. . . . . . . .Chairman of the Board and Director       Form 3

Ralph Brier . . . . . . . . . . .CEO, President and Director              Form 3

Mary Hethey                      Chief Financial Officer & Secretary
 . . . . . . . . . . . . .        .  Treasurer                            Form 3

Kenneth Turpin. . . . . . . . .  Chief Science Officer                    Form 3

Zach Wickes . . . . . . . . . .  Chief Technology Officer                 Form 3

Terry H. McKay. . . . . . . . .  Director                                 Form 3

ITEM  10.    EXECUTIVE  COMPENSATION

CASH  COMPENSATION

     The following table sets forth compensation paid or accrued by the Company for the last three years ended September 30, 2004:

                SUMMARY COMPENSATION TABLE (2002, 2003 AND 2004)

                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
                    Annual  Compensation          Awards       Payouts
                    --------------------          ------       -------





(a)                      (b)     (c)   (e)      (f)       (g)     (h)        (i)
                                      Other  Restricted                    All other
                                      Annual   Stock     Options/  LTIP    compen-
Name and  Principal                    Comp.   awards      SAR    payouts  sation
      position. . .   .  Year  Salary  ($)      ($)        (#)     ($)       ($)
--------------------    ------ ------ ------ ----------  --------  ------  --------

Ronald Erickson . . . . 2002 . . -0-    -0-     -0-        -0-     -0-       -0-
Chairman of the         2003     -0- $40,000    -0-        -0-     -0-       $400
Board and Director.     2004     -0- $10,000    -0-        -0-     -0-       -0-

Ralph Brier . . . . . . 2004     -0- $10,000    -0-     $24,000    -0-       -0-
CEO, President and. . . . . . . . .
Director

Mary Hethey             2004     -0-    -0-     -0-        -0-     -0-     $3,900
CFO and Secretary . . . . . . . . .
Treasurer . . . . . . . . . . . . .

Ken Turpin              2004     -0- $65,000    -0-        -0-     -0-       -0-
Chief Science Officer . . . . . . .

Terry McKay . . . . . . 2003     -0-    -0-     -0-        -0-     -0-       -0-
Director. . . . . . . . 2004     -0-    -0-     -0-        -0-     -0-       -0-

John Goodwin. . . .     2002     -0-    -0-     -0-        -0-     -0-      $1,941-
President, and. . .     2003     -0-    -0-     -0-        -0-     -0-      $5,210
Director

Ken Tolmie              2002     -0-    -0-     -0-        -0-     -0-      $1,294
CFO and Secretary . .  .2003     -0-    -0-     -0-        -0-     -0-      $2,140
Treasurer . . . . . . . . . . . . .

BONUSES  AND  DEFERRED  COMPENSATION

        None
COMPENSATION  PURSUANT  TO  PLANS

        None

PENSION  TABLE

        None

OTHER  COMPENSATION

     In September 2003, the Company grant stock options to its Chief Financial Officer of common stock at $1.00 per share, which will expire in December 2006. On the dated of the grant the fair market value of the shares was $.50.

COMPENSATION  OF  DIRECTORS

     On August 15, 2004, the Company granted stock options to Ralph Brier, President and Director, of 300,000 common shares at $.10 per share; which will expire August 15, 2009. The options will vest at 25,000 shares each quarter starting August 15, 2004. On the date of the grant the fair market value of the shares was $.50.

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

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

        The following table sets forth as at September 30, 2004, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.





NAME AND ADDRESS                                               AMOUNT
OF BENEFICIAL                                 NATURE OF     OF BENEFICIAL   PERCENT
OWNER                                        OWNERSHIP(1)     OWNERSHIP     OF CLASS

FIRST EQUITY CAPITAL
GROUP INC.
1556 Demsey Road
North Vancouver, BC
Canada V7K 1T1. . . . . . . . . . . . . . . .  Direct         2,500,000      21.39%

DIRECTORS and OFFICERS:
Ronald P. Erickson
3700 East Valley Street
Seattle, Washington
USA 98112 . . . . . . . . . . . . . . . . . .  Direct           600,000       5.13%
Ralph Brier
13112 Muir Drive N.W.
Gig Harbour, Washington
USA 98332 . . . . . . . . . . . . . . . . . . .  N/a             Nil(2)       0.00
Mary Hethey
397 Ventura Crescent
North Vancouver, B.C.
Canada V7N 3G7. . . . . . . . . . . . . . . . .  N/a             Nil(3)       0.00
Dr. Terry H. McKay
132 East 14th Street
North Vancouver, BC
Canada V7L 3N3. . . . . . . . . . . .  . . . .  Direct            25,000      0.21%


All Directors and Officers
as a Group (4 persons)                          Direct           625,000      5.34%



(1)
All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.
(2)
Stock options of 300,000 shares of common stock at $0.10 per share, expiring on August 19, 2009.
(3)
Stock options of 25,000 shares of common stock at $1.00 per share, expiring on December 31, 2006.

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

                                     PART IV

ITEM  13.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  (1)  FINANCIAL  STATEMENTS.

        The  following  financial  statements  are  included  in  this  report:




            TITLE OF DOCUMENT                                               PAGE

            Report of Madsen & Associates, Certified
            Public Accountants . .. . . . . . . . . . . . . . . . . . . .    25

            Balance Sheet as at September 30, 2004.   . . . . . . . . . .    26

            Statement of Operations for the Year ended
            September 30, 2004 and 2003 and the Period October 8,
            1998 (Date of Inception) to September 30, 2004                   27

            Statement in Changes in Stockholders' Equity for the
            Period from October 8, 1998 (Date of Inception) to
            September 30, 2004. . . . . . . . . . . . . . . . .              28

            Statement of Cash Flows for the Year Ended September 30,
            2004 and 2003 And the Period October 8, 1998 (Date of
            Inception) to September 30, 2004                                 29

            Notes to the Financial Statements . . . . . . . . . . . . . .    30



(a)  (2)  FINANCIAL  STATEMENT  SCHEDULES
        The following financial statement schedules are included as part of this report:

        None.

(a)  (3)  EXHIBITS

        The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

(1) Articles of Incorporation incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed on October 12, 2000; and

(2) By laws incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed on October 12, 2000.

99.1 Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.4 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports  on  Form  8-K


(i) Form 8-K incorporated herein by reference to the Company's filing on October 10, 2003 announcing the resignation of John H. Goodwin as President, Chief Executive Officer and Director, and the appointment of Ronald P. Erickson as President and Chief Executive Officer of the Comapny.

(ii) Form 8-K incorporated herein by reference to the Company's filing on November 3, 2003 announcing the resignation of Ken Tolmie as Chief Financial Officer and Secretary and the appointment of Mary Hethey as Chief Financial Officer and Secretary Treasurer. Of the Company.

(iii) Form 8-K filed on February 5, 2004 regarding the change of the Company's certifying accountants.

(iv) Form 8-K filed on September 13, 2004 regarding Intellectual Property Agreement with Ken Turpin; resignation of Hans Nasholm as Director and Ron Erickson as CEO and President of the Company; appointment of Ralph Brier as CEO, President and Director, Ken Turpinas Chief Science Officer and Zach Wilkes as Chief Technical Officer of the Company; change of name to Visualant, Incorporated; issuance of 200,00 shares at $0.50 per share and stock options of 300,000 common shares.



                ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


(1)     Audit  Fees
        -----------

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of the Company's annual financial statements and the review included in the Company's Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $10,485.

(2)     Audit-Related  Fees
        -------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)     Tax  Fees
        ---------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was $200.

(4)     All  Other  Fees
        ----------------

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (2) above.

(5)     Audit  Committee's  Pre-approval  Policies
        ------------------------------------------

At the present time, there are not sufficient directors, officers and employees involved with Standard to make any pre-approval policies meaningful. Once Standard has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)     Audit  hours  incurred
        ----------------------

The principal accountants spent approximately 50 percent of the total hours spent on the accounting. The hours were about equal to the hours spent by the Company's internal accountant.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           VISUALANT, INCORPORATED
                                              (the "Registrant")



                                      By:    /s/ "Ralph Brier"
                                                  Ralph Brier
                                      Chief Executive Officer, President and
                                                   Director
Date: January 7, 2005



        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                      By:     /s/ "Ralph Brier"
                                                   Ralph Brier
                                      Chief Executive Officer, President and
                                                      Director
Date: January 7, 2005


                                      By:     /s/ "Mary M. Hethey"
                                                   Mary M. Hethey
                                      Chief Financial Officer and Secretary
                                                     Treasurer
Date: January 7, 2005

MADSEN  & ASSOCIATES CPA'S INC.               684 East Vine Street #3, Certified
Public  Accountants  and                         Murray,  Utah  84107
 Business  Consultants                              Telephone  801-268-2632


Board  of  Directors
Visualant,  Incorporated
Vancouver,  B.C.,  Canada

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying balance sheet of Visualant, Incorporated (development stage company) at September 30, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2004 and 2003 and the period October 8, 1998 (date of inception) to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visualant, Incorporated at September 30, 2004, and the results of operations, and cash flows for the years ended September 30, 2004 and 2003 and the period October 8, 1998 (date of inception) to September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt  Lake  City,  Utah                         Madsen  &  Associates CPA's Inc.
December  20,  2004

                             VISUALANT, INCORPORATED
                           (Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2004





ASSETS
CURRENT ASSETS

    Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $         12,831
                                                             -----------------

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . .  $         12,831
                                                             =================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    Note payable - related party. . . . . . . . . . . . . .  $        500,000
    Accrued interest payable - related party. . . . . . . .            93,750
    Accounts payable - related parties. . . . . . . . . . .           664,252
    Accounts payable. . . . . . . . . . . . . . . . . . . .           213,523
                                                             -----------------

TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . .         1,471,525
                                                             -----------------

STOCKHOLDERS' DEFICIENCY

    Preferred stock
        50,000,000 shares authorized, at $0.001 par value;
        none outstanding
    Common stock
        200,000,000 shares authorized, at $0.001 par value;
        11,689,848 shares issued and outstanding. . . . . .            11,690

    Capital in excess of par value. . . . . . . . . . . . .           723,626

    Deficit accumulated during the development stage. . . .        (2,194,010)
                                                             -----------------

TOTAL STOCKHOLDERS' DEFICIENCY. . . . . . . . . . . . . . .        (1,458,694)
                                                             -----------------

                                                             $         12,831
                                                             =================



    The accompanying notes are an integral part of these financial statements

                             VISUALANT, INCORPORATED
                           (Development Stage Company)

                             STATEMENT OF OPERATIONS

           For the Years Ended September 30, 2004 and 2003 and Period
            October 8,1998 (Date of Inception) to September 30, 2004






                                                                    Oct 8, 1998
                                         Sept 30       Sept 30      to Sept 30,
                                          2004           2003          2004
                                      -------------  ------------  -------------
REVENUES . . . . . . . . . . . . . .  $          -   $         -   $          -
                                      -------------  ------------  -------------

EXPENSES

    Research and development . . . .        65,100             -         65,100
    Administrative . . . . . . . . .        40,567       646,321        900,233
    Compensation - incentive option.        24,000             -         24,000
                                      -------------  ------------  -------------

NET LOSS - before other losses . . .      (129,667)     (646,321)      (989,333)

OTHER INCOME AND EXPENSES

    Settlement of debt . . . . . . .        43,400             -         43,400
    Interest . . . . . . . . . . . .       (75,000)      (18,750)       (93,750)
    Loss of deposit. . . . . . . . .             -    (1,154,327)    (1,154,327)
                                      -------------  ------------  -------------

NET LOSS . . . . . . . . . . . . . .  $   (161,267)  $(1,819,398)  $ (2,194,010)
                                      =============  ============  =============

NET LOSS PER COMMON SHARE

    Basic and diluted. . . . . . . .  $       (.01)  $      (.16)
                                      =============  ============

AVERAGE OUTSTANDING SHARES
    (stated in 1,000's)

    Basic. . . . . . . . . . . . . .        11,506        10,867
                                      =============  ============
    Diluted. . . . . . . . . . . . .        11,831        10,892
                                      =============  ============




    The accompanying notes are an integral part of these financial statements

                             VISUALANT, INCORPORATED
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    For the period October 8, 1998 (Date of Inception) to September 30, 2004





                                             Common      Stock       Capital in
                                                                      Excess of    Accumulated
                                            Shares      Amount        Par Value     Deficit
                                           ---------   ---------      ---------    -----------
Balance, October 8, 1998
     (date of inception) . . . . . . . .          -    $       -     $        -      $       -
Issuance of common stock for cash at
..002 - November 20,1998 . . . . . . . . . 4,500,000        4,500          4,500              -
Issuance of common stock for cash at
..01 - November 25, 1998 . . . . . . . .   6,000,000        6,000         54,000              -
Issuance of common stock for cash at
..25 - December 4, 1998. . . . . . . . . .    35,000           35          8,715              -
Capital contributions - expenses . . . .          -            -          3,650              -
Net operating loss for the period
October 8, 1998 to September 30, 1999. .          -            -              -        (27,748)
Capital contributions - expenses . . .            -            -          3,650              -
Net operating loss for the year ended
September 30, 2000 . . . . . . . . . . .          -            -              -        (64,537)
Capital contributions - expenses . . . .          -            -          3,650              -
Net operating loss for the year ended
September 30, 2001 . . . . . . . . . . .          -            -              -         (7,585)
Issuance of common stock for cash at
..50 - July 5, 2002. . . . . . . . . . . .    26,200           26         13,116              -

Net operating loss for the year ended
 September 30, 2002 . .                           -            -              -       (113,475)
Issuance of common stock as bonus at
..001 - June 2003. . . . . . . . . . . .     150,000          150              -              -
Issuance of common shares for cash at
..50 per share - July 4, 2003. . . . . . .   100,000          100         49,900              -

Issuance of common stock for debt at
 $.50 - July 30, 2003. .                    184,848          185         92,239              -

Refund and return of common shares at
 $.50 - August 2003 .                       (26,200)         (26)       (13,074)             -
Issuance of common shares for cash at
..75 per share - September 30, 2003. . . .   520,000          520        389,480              -
Net operating loss for the year ended
September 30, 2003 . . . . . . . . . . .          -            -              -     (1,819,398)
                                         ----------    ---------    -----------    ------------

BALANCE, SEPTEMBER 30, 2003. . . . . . . 11,489,848       11,490        609,826     (2,032,743)
Issuance of common stock for cash at
    $.50 per share - August 2004 . . .      200,000          200         89,800              -
Compensation - incentive stock options . .        -            -         24,000              -
Net operating loss for the year ended
    September 30, 2004 . . . . . . . .            -            -              -       (161,267)
                                       ------------   ----------     ----------    ------------

BALANCE, SEPTEMBER 30, 2004. . . . .     11,689,848    $  11,690    $   723,626    $ (2,194,010)
                                    ===============   ===========     =========     ============



    The accompanying notes are an integral part of these financial statements

                             VISUALANT, INCORPORATED
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
         For the years ended September 30, 2004 and 2003 and the Period
            October 8, 1998 (Date of Inception) to September 30, 2004






                                              Sept 30       Sept 30        Oct 8, 1998 to
                                                2004          2003         Sept 30, 2004
                                            ------------  ------------  ----------------
CASH FLOWS FROM
 OPERATING  ACTIVITIES

Net loss . . . . . . . . . . . . . . . . .  $  (161,267)  $(1,819,398)  $    (2,194,010)

Adjustments to reconcile net loss
   to net cash provided by operating
   activities

    Issuance of capital stock for expenses            -           150                150
    Changes in accounts and notes
        payable. . . . . . . . . . . . . .       49,718     1,392,175          1,553,949
    Capital contributions - expenses . . .            -             -             10,950
    Incentive stock options. . . . . . . .       24,000             -             24,000
    Loss of deposit. . . . . . . . . . . .            -     1,154,327          1,154,327
                                            ------------  ------------      -------------

        Net Cash Used in Operations. . . .      (87,549)      727,254            549,366
                                            ------------  ------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of Investment - deposit . . .            -    (1,154,327)         (1,154,327)
                                            ------------  ------------     ---------------

CASH FLOWS FROM
    FINANCING ACTIVITIES

    Net - proceeds from issuance of
        common stock . . . . . . . . . . .      100,000       426,900             617,792
                                            ------------  ------------     ---------------

Net Changes in Cash. . . . . . . . . . . .       12,451          (173)             12,831
Cash at Beginning of Period. . . . . . . .          380           553                   -
                                            ------------  ------------     ---------------

Cash at End of Period. . . . . . . . . . .  $    12,831   $       380     $        12,831
                                            ============  ============   =================




SCHEDULE  OF  NONCASH  FLOWS  FROM  OPERATING  AND  FINANCING  ACTIVITIES





Issuance of 150,000 common shares for services          $ 150
                                                       -------
Issuance of 184,848 common shares for payment of debt   92,424
                                                       -------
Capital contributions - expenses. . . . . . . . . . .   10,950
                                                       -------




    The accompanying notes are an integral part of these financial statements

                             VISUALANT, INCORPORATED
                           (Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2004


1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on October 8, 1998 under the name of "Cigar King Corporation" with authorized common stock of 200,000,000 shares at $0.001 par value. On September 13, 2002 the name was changed to "Starberrys Corporation" as part of a change in the authorized capital stock by the addition of 50,000,000 shares of preferred stock with a par value of $0.001 and on August 18, 2004, the name was changed to "Visualant, Incorporated". There are no preferred shares issued and the terms have not been determined.

The Company was originally organized for the purpose of engaging in quality cigar sales. During 1998 the Company purchased the right to use the name "Cigar King" to market high quality cigars and during 2000 the activity was abandoned.

During 2002, the Company entered into a contract of purchase of all assets and intelluctual property related to the "Color by Numbers" business and system and on April 9, 2003 the Company signed a Purchase Agreement for the Acquisition of all shares of the Company which owns design, paint and building products. The contract was subsequently rescinded.

During June 2004, the Company entered into a contract for the further development of a color technology, providing 3D spectral-based pattern file creation and matching.

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

                             VISUALANT, INCORPORATED
                           (Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               September 30, 2004

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED


Income  Taxes
-------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

On September 30, 2004 the Company had a net operating loss carry forward of $ 2,170,010. The tax benefit of approximately $ 651,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2023.

Key  Employee  Incentive  Stock  Option  Plan
---------------------------------------------

SFAS No.123, "Accounting for Stock-Based Compensation", establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

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

Financial  and  Concentrations  Risk
------------------------------------

The  Company  does  not have any concentration or related financial credit risk.

Research  and  Development  Costs
---------------------------------

Research and development costs, including wages, supplies, depreciation of equipment used in the research activity, and any assigned overhead expenses, are expensed as incurred.

                             VISUALANT, INCORPORATED
                           (Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               September 30, 2004

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

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

3.     DEVELOPMENT  OF  TECHNOLOGIES  OWNED  BY  THE  COMPANY

The Company is in the business of researching, developing, acquiring, and commercializing products and services related to color technology outside the visible spectrum, using specialized narrow and N-IR and N-UV sensors and spatial analysis software modeling which translate the invisible into the visible and involving specialized and proprietary information and trade secrets which the Company owns, which is considered to be among its most sensitive, confidential, and proprietary information.

The Company has a working agreement with an independent contractor to further develop the technology in which the Company has agreed to pay development costs incurred semi monthly.

                             VISUALANT, INCORPORATED
                           (Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               September 30, 2004

4.     COMMON  CAPITAL  STOCK

Since its inception, the Company has completed private placements of 11,355,000 of its common capital stock for $ 617,792, 150,000 shares for services and 184,848 shares for payment of debt.

During December 2004, subsequent to the balance sheet date, the Company issued 280,000 common shares in a private placement for $140,000, 2,639,502 common shares for the payment of debt due to related parties of $1,235,252, and 170,000 common shares for the payment of $85,000 in debt due to unrelated parties.

5.     INCENTIVE  STOCK  OPTIONS

During 2002 the Company granted stock options, to a related party of 25,000 shares of common stock at $1.00 per share, which will expire December 31, 2006. On the date of grant the fair market value of the shares was $.50.

On August 15, 2004 the Company granted incentive stock options to a related party, of 300,000 common shares at $.10 per share, which will expire August 15, 2009. The options will vest at 25,000 shares each quarter starting on August
15,  2004.  On  the  date of grant the fair market value of the shares was $.50.

None  of  the  options  had  been  exercised  by  the  report  date.

SFAS No. 123, "Accounting for Stock-Based Compensation", establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under the intrinsic value method as provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

The Company applies the intrinsic value method in accounting for its compensation based stock options. If the Company had measured the options under the fair value based method the net pro-forma operating loss and loss per share amounts for the year ended September 30, 2004 would have been unchanged.

6.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officers, directors and key consultants have acquired 27% of the outstanding common stock and have received the stock options as outlined in Note 5.

During December 2004 $1,235,252 in debt due to related parties was paid by the issuance of 2,639,502 common shares. (Note 4)

                             VISUALANT, INCORPORATED
                           (Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               September 30, 2004


8.     CANCELLATION  OF  AGREEMENT  TO  PURCHASE  SHARES  OF  SCI

On April 9, 2003 the Company signed a Purchase Agreement with Malaremastastarnas Riksforening, the owner of all the shares of Skandinaviska Farginstituter AB (the Scandinavian Colour Institute or "SCI") which owns the color notation system Natural Color Systems ("NCS"), containing the terms of an acquisition by the Company or its assigns for a price of SEK 35,000,000 of all shares of SCI. Pursuant to the terms of the agreements the Company made payments of $1,154,327 into an escrow account as part payment toward the purchase price. The Company subsequently failed to make further payments on the contracts and by mutual agreement the contracts were cancelled and the moneys paid were expensed.


9.     GOING  CONCERN

The Company does not have the working capital to service its debt and for any future planned activity which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependant upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, payment of debt by the issuance of common stock, and contributions to capital by officers, which will enable the Company to conduct operations for the coming year.