Form 10KSB/A
period 2004-09-30
Visualant, INC
filed 2005-02-08
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A


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




                                           VISUALANT, INCORPORATED
                                              (the "Registrant")



                                      By:    /s/ "Ralph Brier"
                                                  Ralph Brier
                                      Chief Executive Officer, President and
                                                   Director
Date: February 8, 2005



        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                      By:     /s/ "Ralph Brier"
                                                   Ralph Brier
                                      Chief Executive Officer, President and
                                                      Director
Date: February 8, 2005


                                      By:     /s/ "Mary M. Hethey"
                                                   Mary M. Hethey
                                      Chief Financial Officer and Secretary
                                                     Treasurer
Date: February 8, 2005

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
                                                             =================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    Note payable                . . . . . . . . . . . . . .  $        500,000
    Accrued interest payable                . . . . . . . .            93,750
    Accounts payable - related parties  . . . . . . . . . .            83,237
    Accounts payable. . . . . . . . . . . . . . . . . . . .           794,538
                                                             -----------------

TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . .         1,471,525
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


During December 2004, subsequent to the balance sheet date, the Company issued 424,000 common shares in private placements for $212,000, and 2.6556,502 common shares for the payment of $1,332,751 in debt.


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


During December 2004 $60.487 in debt due to related parties was paid by the issuance of 120,974 common shares. (Note 4)

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