Form 10QSB
period 2004-12-31
Visualant, INC
filed 2005-03-04
CIK 1074828

2



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
          ACT  OF  1934
                      For  the  quarterly  period  ended     December  31,  2004
                                                             -------------------

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT

                                 For  the  transition  period  from           to

Commission  File  number               0-25541
                                       -------


                            VISUALANT,  INCORPORATED
                            ------------------------
            (Exact  name  of  registrant  as  specified  in  charter)

               Nevada                                            91-1948357
               ------                                        --------------
(State  or  other  jurisdiction  of                         (I.R.S.  Employer
incorporation  or  organization)                           Identification No.)

Suite  406,  500  Union  Street,
Seattle,  Washington  USA                                          98101
--------------------------------                                 -------
(Address  of principal executive offices)                       (Zip Code)

                              604-688-3931,  Ext.  1
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding  as  of  December  31,  2004
          ----------                    ----------------------------------------

 Common  Stock,  $0.001 per share                      14,779,350
                                                       ==========

                                      INDEX






                                                                                   Page
                                                                                  Number
                                                                                ---------

PART 1. .      .FINANCIAL INFORMATION

     ITEM 1. .  Financial Statements (unaudited)                                    3

                Balance Sheet as at December 31, 2004 and September 30,
                   2004                                                             4

                Statement of Operations
                   For the three  months ended December 31, 2004 and
                   2003, and for the period from October 8,
                   1998 (Date of Inception) to December 31, 2004 .                  5

                Statement of Cash Flows
                   For the three months ended December 31, 2004 and
                   2003 and for the period from October 8, 1998
                  (Date of Inception) to December 31, 2004. . . . .                 6

                Notes to the Financial Statements . . . . .                         7

                Management's Discussion and Analysis or Plan
     ITEM 2. .  .  of Operation                                                    11

     ITEM 3. .  Controls and Procedures                                            17

PART 11 . . . . OTHER INFORMATION                                                  17

     ITEM 1. .  Legal Proceedings                                                  17

     ITEM 2. .  Changes in Securities                                              17

     ITEM 3. .  Default Upon Senior Securities                                     17

     ITEM 4. .  Submission of Matters to a Vote of Security Holders                17

     ITEM 5. .  Other Information                                                  17

     ITEM 6. .  Exhibits and Reports on Form 8-K                                   17

                SIGNATURES. . . .                                                  19

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Visualant, Incorporated (development stage company) at December 31, 2004 and September 30, 2004 and the statement of operations and statement of cash flow for the three months ended December 31, 2004 and 2003 and for the period from October 8, 1998 (date of incorporation) to December 31, 2004, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2004 are not necessarily indicative of the results that can be expected for the year ending September 30, 2005.

                             VISUALANT, INCORPORATED
                           (Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2004





                                                                DECEMBER 31,    SEPTEMBER 30,
                                                                    2004            2004
                                                               --------------  --------------

ASSETS
CURRENT ASSETS

    Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $      20,420   $      12,831
                                                               --------------  --------------

FIXED ASSETS

    Equipment . . . . . . . . . . . . . . . . . . . . . . . .         15,700               -
                                                               --------------  --------------

                                                               $      36,120   $      12,831
                                                               ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Note payable. . . . . . . . . . . . . . . . . . . . . . .  $           -   $     500,000
    Accrued interest on note payable. . . . . . . . . . . . .              -          93,750
    Accounts payable - related parties. . . . . . . . . . . .         12,795          83,237
    Accounts payable. . . . . . . . . . . . . . . . . . . . .         32,508         794,538
                                                               --------------  --------------

TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .         45,303       1,471,525
                                                               --------------   -------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

    Preferred stock
        50,000,000 shares authorized, at $0.001 per share;
        none outstanding
    Common stock
        200,000,000 shares authorized, at  $0.001 par value;
        14,779,350shares issued and outstanding . . . . . . .         14,779          11,690
    Capital in excess of par value. . . . . . . . . . . . . .      2,271,289         723,626
    Deficit accumulated during the development stage. . . . .     (2,295,251)     (2,194,010)
                                                               --------------  --------------

TOTAL STOCKHOLDERS' DEFICIENCY. . . . . . . . . . . . . . . .         (9,183)     (1,458,694)
                                                               --------------   -------------

                                                               $      36,120   $      12,831
                                                               ==============   =============










    The accompanying notes are an integral part of these financial statements

                             VISUALANT, INCORPORATED
                           (Development Stage Company)

                             STATEMENT OF OPERATIONS

        For the Three Months Ended December 31, 2004 and 2003 and Period
             October 8,1998 (Date of Inception) to December 31, 2004






                                         Three           Three
                                         Months          Months       October 8, 1998
                                         Ended           Ended              to
                                      December 31,    December 31,     December 31,
                                          2004            2003             2004
                                     --------------  --------------  -----------------
REVENUES. . . . . . . . . . . . . .  $           -   $           -   $              -
                                     --------------  --------------  -----------------

EXPENSES
    Research and development. . . .         55,800               -            120,900
    Administrative. . . . . . . . .         26,940          35,812            927,174
    Compensation - incentive option.         6,000               -             30,000
                                     --------------  --------------  -----------------

NET LOSS - before other losses. . .        (88,740)        (35,812)        (1,078,074)

OTHER EXPENSES AND LOSSES

    Settlement of debt. . . . . . .              -               -             43,400
    Interest. . . . . . . . . . . .        (12,500)        (18,750)          (106,250)
    Loss of deposit - note 7. . . .              -               -         (1,154,327)
                                     --------------  --------------  -----------------

NET LOSS. . . . . . . . . . . . . .  $    (101,240)  $     (54,562)  $     (2,295,251)
                                     ==============  ==============  =================


NET LOSS PER COMMON SHARE

    Basic and diluted . . . . . . .  $           -   $           -
                                     ==============  ==============

AVERAGE OUTSTANDING SHARES
    (stated in 1000,s)

    Basic . . . . . . . . . . . . .         12,864          10,535
                                     ==============  ==============












    The accompanying notes are an integral part of these financial statements

                             VISUALANT, INCORPORATED
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    For the period October 8, 1998 (Date of Inception) to September 30, 2004




                                              Common        Stock
                                                                         Capital in
                                                                          Excess of       Accumulated
                                              Shares         Amount       Par Value        Deficit
                                           ------------  -------------  -----------      ------------
Balance, October 8, 1998
     (date of inception). . . . . . . .             -    $          -   $        -      $         -
Issuance of common stock for cash at
..002 - November 20,1998. . . . . . . . .    4,500,000           4,500        4,500                -
Issuance of common stock for cash at
..01 - November 25, 1998. . . . . . . . .    6,000,000           6,000       54,000                -
Issuance of common stock for cash at
..25 - December 4, 1998 . . . . . . . . .       35,000              35        8,715                -
Capital contributions - expenses. . . .             -               -        3,650                -
Net operating loss for the period
October 8, 1998 to September 30, 1999 .             -               -            -          (27,748)
Capital contributions - expenses. . . .             -               -        3,650                -
Net operating loss for the year ended
September 30, 2000. . . . . . . . . . .             -               -            -          (64,537)
Capital contributions - expenses. . . .             -               -        3,650                -
Net operating loss for the year ended
September 30, 2001. . . . . . . . . . . .           -               -            -           (7,585)
Issuance of common stock for cash at
..50 - July 5, 2002 . . . . . . . . . .         26,200              26       13,116                -

Net operating loss for the year ended
September 30, 2002. .                               -               -            -         (113,475)
Issuance of common stock as bonus at
..001 - July 1, 2003. . . . . . . . . . .      150,000             150            -                -
Issuance of common shares for cash at
..50 per share - July 4, 2003 . . . . . .      100,000             100       49,900                -

Issuance of common stock for debt at
$.50 - July 30, 2003 .                        184,848             185       92,239                -
Issuance of common shares for cash at
..75 per share - September 30, 2003 . .        520,000             520      389,480                -
Refund and return of common shares at
$.50 per share. . .                           (26,200)            (26)     (13,074)               -
Net operating loss for the year ended
September 30, 2003. . . . . . . . . . .             -               -            -       (1,819,398)
Issuance of common stock for cash at
$.50 per share - net of issuance
costs - August 2004 . . . . . . . . . .       200,000             200       89,800                -
Compensation - incentive stock options.             -               -       24,000                -
Net operating loss for the year ended
    September 30, 2004. . . . . . . .               -               -            -         (161,267)
                                         ------------  -------------   -----------      ------------
BALANCE, SEPTEMBER 30, 2004 . . . . .      11,689,848         11,690       723,626       (2,194,010)
Issuance of common stock for cash at
$.50 per share - October 2004                 160,000            160        79,840                -
Issuance of common stock for cash at
$.50 per share - November 2004. . . . .       120,000            120        59,880                -
Issuance of common stock for cash at
$.50 per share - December 2004. . . . . .     144,000            144        71,856                -
Issuance of common stock for debt at
$.50 per share. . . . . . . . . . . . .     2,665,502          2,665     1,330,786                -
Compensation - stock options. . . . . .             -              -         6,000                -
Net operating loss for the three months
     Ended December 31, 2004                        -              -             -         (101,240)
                                       --------------  -------------   -----------      ------------
Balance, December 31, 2004. . . . . .      14,779,350   $     14,779   $ 2,271,988     $ (2,295,250)
                                       ==============  =============   ===========      ============




    The accompanying notes are an integral part of these financial statements

                             VISUALANT, INCORPORATED
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
      For the three months ended December 31, 2004 and 2003 and the Period
            October 8, 1998 (Date of Inception) to December 31, 2004






                                            December 31,      December 31,       Oct 8, 1998 to
                                                2004              2003          December 31, 2004
                                           --------------  ------------------  ------------------
CASH FLOWS FROM
 OPERATING  ACTIVITIES

Net loss. . . . . . . . . . . . . . . . .  $    (101,240)  $         (54,562)  $      (2,295,251)

Adjustments to reconcile net loss
   to net cash provided by operating
   activities

    Issuance of common stock for
       expenses . . . . . . . . . . . . .              -                   -                  150
    Changes in accounts and notes payable     (1,426,222)             54,287               45,303
    Capital contributions - expenses. . .              -                   -               10,950
    Incentive stock options . . . . . . .          6,000                   -               30,000
    Loss of deposit . . . . . . . . . . .              -                   -            1,154,327
                                           --------------  ------------------  -------------------

        Net Cash Used in Operations . . .     (1,521,462)               (275)          (1,054,521)
                                           --------------  ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of investment - deposit. . .              -                   -           (1,154,327)
    Purchase of equipment . . . . . . . .        (15,700)                  -              (15,700)
                                           --------------  ------------------  -------------------
                                                 (15,700)                  -           (1,170,027)
                                           --------------  ------------------  -------------------

CASH FLOWS FROM
    FINANCING ACTIVITIES

    Net proceeds from issuance of
        common stock. . . . . . . . . . .      1,544,751                   -            2,204,128
                                           --------------                     --------------------
                                               1,544,751                   -            2,204,128
                                           --------------  ------------------  -------------------


Net Increase (Decrease) in Cash . . . . .          7,589                (275)              20,420

Cash at Beginning of Period . . . . . . .         12,831                 380                    -
                                           --------------  ------------------  -------------------

Cash at End of Period . . . . . . . . . .  $      20,420   $             105   $           20,420
                                           ==============  ==================  ===================

SCHEDULE OF NONCASH
FLOWS FROM OPERATING ACTIVITIES

    Capital contributions - expenses. . .  $           -   $               -   $           10,950
                                           ==============  ==================  ===================




    The accompanying notes are an integral part of these financial statements

                             VISUALANT, INCORPORATED
                           (Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004


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

                                December 31, 2004

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

On September 30, 2004 the Company had a net operating loss carry forward of $ 2,295,251. The tax benefit of approximately $ 689,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2023.

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

                                December 31, 2004

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

                             VISUALANT, INCORPORATED
                           (Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                December 31, 2004

4.     COMMON  CAPITAL  STOCK

Since its inception, the Company has completed private placements of 11,779,000 of its common capital stock for $ 829,792, 150,000 shares for services and 2,850,350 shares for payment of debt.

5.     INCENTIVE  STOCK  OPTIONS

During 2003 the Company granted stock options, to a related party of 25,000 shares of common stock at $1.00 per share, which will expire December 31, 2006. On the date of grant the fair market value of the shares was $.50.

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

The Company applies the intrinsic value method in accounting for its compensation based stock options. If the Company had measured the options under the fair value based method the net pro-forma operating loss and loss per share amounts for the year ended December 31, 2004 would have been unchanged.

6.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officers, directors and key consultants have acquired 17% of the outstanding common stock and have received the stock options as outlined in Note 5.

During December 2004 $60,487 in debt due to related parties was paid by the issuance of 120,974 common shares. (Note 4)

7.     GOING  CONCERN

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS


Visualant Incorporated (formerly Starberry's Corporation), a Nevada corporation (the "Company"), was incorporated on October 8, 1998. The Company's executive offices are located in Seattle, Washington.

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 Preferred Shares. As at December 31, 2004 there were 14,779,350 Common Shares and no Preferred Shares outstanding.

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

During the three months ended December 31, 2004, the Company raised $212,000 in additional share capital through the sale of common shares.

The Company has no revenue to date from its operations, and its ability to affect its plans for the future will depend on the future availability of financing. Such financing will be required to enable the Company to acquire new businesses. The Company anticipates obtaining such funds from its officers and directors, financial institutions or by way of the sale of its capital stock under an SB-2. However, there can be no assurance that the Company will be successful in obtaining additional capital for such business acquisitions from the sale of its capital stock, or in otherwise raising substantial capital.

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

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

     The Company has incurred a cumulative net loss for the period from October 8, 1998 (date of inception) to December 31, 2004 of $2,289,251. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on the Bridge claim.

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

4.   THE  PRESENT  SHAREHOLDERS  HAVE  ACQUIRED  SHARES  AT EXTREMELY LOW PRICES

     Some of the present shareholders have acquired shares at prices ranging from $0.001 to $0.25 per share whereas other shareholders have purchased their shares at $0.50 and $0.75 per share.. In addition, the Company has issued 300,000 incentive stock options to a related party at $0.10 per share exercisable in whole or in part on or before August 15, 2009.

5.   FUTURE  ISSUANCE  OF  STOCK  OPTIONS,  WARRANTS  AND/OR  RIGHTS WILL HAVE A
     DILUTING  FACTOR  ON  EXISTING  AND  FUTURE  SHAREHOLDERS

     The grant and exercise of stock options, warrants or rights to be issued in the future would likely result in a dilution of the value of the Company's common shares for all shareholders. At present, the Company has established a Non-Qualified Stock Option Plan as noted on page 10 of this report and may in future issue further stock options to officer, directors and consultants which will dilute the interest of the existing and future shareholders. Moreover, the Company may seek authorization to increase the number of its authorized shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

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

8.   CONCENTRATION  OF  OWNERSHIP  BY  MANAGEMENT.

     The management of the Company, either directly or indirectly, owns 1,140,000 shares. Even though this only represents 7.71 % of the issued and outstanding shares, it might be difficult for any one shareholder to solicit sufficient votes to replace the existing management. Therefore, any given shareholder may never have a voice in the direction of the Company.

9.   KEY-MAN  INSURANCE

     The Company carries no key-man insurance. In the event that Mr. Erickson or Mr. Brier either departed the Company or passed away, the Company would not have the available funds to attract individuals of similar experience. Management is considering obtaining key-man insurance once it has sufficient funds to do so.

10.  LIMITED  FULL  TIME  EMPLOYEES

     The only director who works full time for the Company is its President, Ralph Brier. The other directors will devote time to the activities of the Company as required from time to time. At the present time, there are no other employees other Ralph Brier.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

     As at December 31, 2004, the Company had assets of $36,120, including cash of $20,420 and equipment of $15,700, and liabilities of $45,303. The liabilities include accounts payable of $32,508 and accounts payable to related parties of $12,795.

There has been no change in the Company's financial position since its last fiscal year.

The Company has incurred certain expenses during the three months ended December 31, 2004 as follows:





                EXPENDITURE                              AMOUNT
           Accounting and audit . . . . .  i         $    235
           Bank Charges . . . . . . . . .   . . . .       494
           Consulting . . . . . . . . ..  ii           36,831
           Foreign exchange (gain). . .   iii         (15,704)
           Incentive stock options. . ..  iv            6,000
           Office . . . . . . . . . .   .  v            1,109
           Printing . . . . . . . . .. .  vi            1,074
           Research and development .  .  vii          55,800
           Transfer agent's fees. . .  .  viii            974
           Travel . . . . . . . . . . . .  ix           1,927
                                                    ---------
           Total expenses before
              other losses.                            88,740
           Interest expense. . . . .  . .  x           12,500
                                                    ---------
           Net loss for the period . . .      . . .  $101,240
                                                     ========



i. The Company accrued $485 in fees to its auditors for the review of this Form 10-QSB and $525 in fees to its Chief Financial Officer for the preparation of the financial statements and 10-QSB. The Company made an adjustment to its auditor's fees of $405 for an underaccrual and reduced its fees payable to its Chief Financial Officer by $1,180 for an overaccrual.

ii. The Company has paid $15,000 to its President for management fees and $3,000 to the Chairman of the Board for consulting fees. It has also paid consulting fees to an agent of the firm for obtaining financings.

iii. Gain on foreign exchange consists of the difference between the US and Canadian exchange rate on monies expended by the Company in Canadian dollars.

iv. The Company has accrued incentive stock options of $6,000 for the quarter. This is calculated on 300,000 options over 5 years, which is 60,000 options per year. The value of these is calculated on the fair market value at the time of granting of the options of $.50 minus the option price of $.10 times the number of options, which works out to $24,000 per year or $6,000 per quarter.

v. The Company has incurred expenses for photocopying, faxing, courier and printing of cheques . Fees of $344 for the creation of a website are included in this amount.

vi. Printing costs of $1,074 were incurred for the printing of the business plan.

vii. Research  and  development  fees consist of the bi-monthly charge of $9,300
     Canadian for software development related to color technology outside the visible spectrum.

viii. Transfer agent fees of $974 include the annual resident agent fees and filing list of officers in the amount of $400. The balance of the fees is for transfer costs, original issue costs and interest charges on the balance outstanding.

ix. Travel costs were incurred for business trips by the President and a shareholder involved in the Company.

x. Interest expense is accrued on the note payable to Glencoe Capital Inc. at a rate of 15% per annum for two months, until the note was redeemed for shares for debt.

Estimated  expenses  over  twelve  months  and  required  funds:





                                                         Requirements
                                                              for
              Expenditures                              twelve months
            --------------                             --------------
         Accounting and audit . .       1                $     9,500
         Bank charges . . . . . .                                500
         Filing fees. . . . . .         2                        400
         Legal fees . . . . . . .       3                     20,000
         Office . . . . . . . .         4                      1,200
         Rent . . . . . . . .           5                      2,400
         Research and development       6                    186,000
         Telephone. . . . . . . .       7                      3,600
         Transfer agent's fees. .       8                      2,150
         Travel and promotion . .       9                     10,000
         Website and logo design.       10                     2,000
                                                            --------

                  Estimated expenses . .              $      237,750
                                                         ===========

1.   Accounting  and  auditing  expense  has  been  projected  as  follows:






     Filing                        Accountant   Auditors     Total
     ----------------------------  -----------  ---------  ---------
     Form 10-QSB - Mar. 31, 2005.          500        500      1,000
     Form 10-QSB - June 30, 2005.          500        500      1,000
     Form 10-KSB - Sept. 30, 2005        2,000      4,500      6,500
     Form 10-QSB - Dec. 31, 2005.          500        500      1,000
                                   -----------  ---------  ---------

                                   $     3,500  $   6,000  $   9,500
                                   ===========  =========  =========





2. The Company will incur a cost for filing the Annual List of Directors and Officers to the State of Nevada to maintain the Company in good standing for the next twelve months. The annual charge for filing this form is $400. Fees for filing the financial statements on Edgar are included in accounting costs.

3. Legal fees are estimated based on the business done with the Company's lawyers in the first quarter of the 2005 fiscal year. The costs are estimates for preparing a provisional patent application, and for other Company business.

4. Relates to photocopying, faxing and courier, in addition to miscellaneous expenses incurred by the directors. The estimate of these charges is approximately $100 per month for 12 months.

5.   Rent  expenses  are  payable  at  $200  per  month  for  12  months.

6. Research and development is paid to Kenneth Turpin at a rate of $18,600 Canadian ($15,500 US) per month for twelve months.

7. The estimate of telephone expenses to conduct Company business is approximately $300 per month for 12 months.

8. The Company is charged $600 per annum by empire Stock Transfer Inc. Additional stock transfer and original issue fees of $1,300 are estimated. The Company has calculated $250 in late interest charges for the next year.

9. Travel and promotion expenses have been estimated at $10,000. These expenses may be incurred by the directors and key consultants who may incur travel expenses to obtain financing for the Company or to do other Company business.

10.  The  estimate  for  website  and  logo design for the Company is $2,000.

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

None.

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

99.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certificate Pursuant to 18 U.S.C Section 1350 signed by the Chief Executive Officer

99.3 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4 Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

(b)  Reports  on  Form  8-K

(i) Form 8-K filed on February 5, 2004 regarding the Company's change of certifying accountants from Sellers & Andersen LLC to Madsen & Associates, CPA's Inc.

(ii) Form 8-K filed on September 13, 2004, announcing the Intellectual Property Agreement between Kenneth Turpin and the Company, signed June 16, 2004. Also announced were the resignation of Hans Nasholm as director and Ronald Erickson as Chief Executive Officer and President of the Company. On August 31, 2004, Ralph Brier was appointed Chief Executive Officer, President and a Director of the Company, Kenneth Turpin was appointed as Chief Science Officer and Chair of the Research and Development Committee and Zack Wickes was appointed Chief Technical Officer. The Form 8K also announced that the name of the Company was changed to Visualant, Incorporated and was registered with the Secretary of State of Nevada.

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