Form 10QSB
period 2005-03-31
Visualant, INC
filed 2005-05-16
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
          ACT  OF  1934
          For  the  quarterly  period  ended     March  31,  2005
                                            ----------------

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT

         For  the  transition  period  from           to

Commission  File  number               0-25541
                                       -------


                               VISUALANT,  INCORPORATED
                               ------------------------
           (Exact  name  of  registrant  as  specified  in  charter)

          Nevada                                                    91-1948357
          ------                                                 --------------
(State  or  other  jurisdiction  of                            (I.R.S.  Employer
incorporation  or  organization)                             Identification No.)

Suite  406,  500  Union  Street,
Seattle,  Washington  USA                                             98101
-------------------------                                         -------------
(Address  of principal executive offices)                          (Zip Code)

                              604-688-3931,  Ext.  1
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                         Outstanding  as  of  March  31,  2005
          ----------                       -------------------------------------

  Common  Stock,  $0.001 per share                                    14,779,350
                                                                      ==========

                                      INDEX






                                                                               Page
                                                                              Number
                                                                             --------

PART 1. . .     FINANCIAL INFORMATION

     ITEM 1. .  Financial Statements (unaudited)                                  3

                Balance Sheet as at March 31, 2005 and September 30,
                   2004                                                           4

                Statement of Operations
                   For the three and six months ended March 31, 2005 and
                   2004, and for the period from October 8,
                   1998 (Date of Inception) to March 31, 2005. . . . .            5

                Statement of Changes in Stockholders' Equity
                   For the period October 8, 1998 (Date of Inception) to
                   March 31, 2005. . . . . . . . . . . . . . . . . . .            6

                Statement of Cash Flows
                   For the six months ended March 31, 2005 and
                   2004 and for the period from October 8, 1998
                  (Date of Inception) to March 31, 2005 . . . . . .               7

                Notes to the Financial Statements . . . . . . . .                 8

     ITEM 2.    Management's Discussion and Analysis or Plan
        . . . . . . of Operation                                                 13

     ITEM 3. . .Controls and Procedures                                          20

PART 11 . . . . OTHER INFORMATION                                                20

     ITEM 1. .  Legal Proceedings                                                20

     ITEM 2. .  Changes in Securities                                            20

     ITEM 3. .  Default In Senior Securities                                     20

     ITEM 4. .  Submission of Matters to a Vote of Security Holders              20

     ITEM 5. .  Other Information                                                21

     ITEM 6. .  Exhibits and Reports on Form 8-K                                 21

                SIGNATURES. . . .                                                22

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Visualant, Incorporated (development stage company) at March 31, 2005 and September 30, 2004 and the statement of operations for the three and six months ended March 31, 2005 and 2004 and statement of cash flow for the six months ended March 31, 2005 and 2004 and for the period from October 8, 1998 (date of incorporation) to March 31, 2005, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ending September 30, 2005.

                             VISUALANT, INCORPORATED
                           (Development Stage Company)
                                  BALANCE SHEET
                      March 31, 2005 and September 30, 2004





                                                                MARCH  31,      SEPTEMBER 30,
                                                                   2005             2004
                                                               ------------     -------------
ASSETS

CURRENT ASSETS

    Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    35,947      $      12,831
                                                               ------------      ------------

FIXED ASSETS

    Equipment - net of accumulated depreciation . . . . . . .       11,168                  -
                                                               ------------      ------------

                                                               $    47,115      $      12,831
                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Note payable. . . . . . . . . . . . . . . . . . . . . . .  $         -      $     500,000
    Accrued interest on note payable. . . . . . . . . . . . .            -             93,750
    Accounts payable - related parties. . . . . . . . . . . .       10,053             83,237
    Accounts payable. . . . . . . . . . . . . . . . . . . . .       29,214            794,538
                                                               ------------    --------------

TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .       39,267          1,471,525
                                                               ------------    --------------


STOCKHOLDERS' EQUITY (DEFICIENCY)

    Preferred stock
        50,000,000 shares authorized, at $0.001 per share;
        none outstanding
    Common stock
        200,000,000 shares authorized, at  $0.001 par value;
        14,779,350 shares issued and outstanding on March
        31, 2005; 11,689,848 on September 30, 2004. . . . . .       14,779             11,690
    Capital in excess of par value. . . . . . . . . . . . . .    2,277,289            723,626
    Stock subscriptions received. . . . . . . . . . . . . . .      120,000                  -
    Deficit accumulated during the development stage. . . . .   (2,404,220)        (2,194,010)
                                                               ------------    ---------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY) . . . . . . . . . . .        7,848         (1,458,694)
                                                               ------------    ---------------

                                                               $    47,115     $        12,831
                                                               ============    ===============







    The accompanying notes are an integral part of these financial statements

                             VISUALANT, INCORPORATED
                           (Development Stage Company)

                             STATEMENT OF OPERATIONS

      For the Three and Six Months Ended March 31, 2005 and 2004 and Period
              October 8,1998 (Date of Inception) to March 31, 2005





                                     Three          Three            Six             Six
                                    Months          Months         Months          Months        October 8, 1998
                                     Ended          Ended           Ended           Ended              to
                                   March 31,      March 31,       March 31,       March 31,         March 31,
                                     2005            2004           2005            2004              2005
                                 -------------  --------------  -------------  ---------------  -----------------
REVENUES. . . . . . . . . . . .  $          -   $           -   $          -   $            -   $              -
                                 -------------  --------------  -------------  ---------------  -----------------

EXPENSES
    Research and development. .        37,822               -         93,622                -            158,722
    Administrative. . . . . . .        71,148           4,926        104,088           40,739          1,028,321
                                 -------------  --------------  -------------  ---------------  -----------------


NET LOSS - before other losses.      (108,970)         (4,926)      (197,710)         (40,739)        (1,187,043)

OTHER EXPENSES AND LOSSES

    Settlement of debt. . . . .             -               -              -                -             43,400
    Interest. . . . . . . . . .             -         (18,750)       (12,500)         (37,500)          (106,250)
    Loss of deposit - note 7. .             -               -              -                -         (1,154,327)
                                 -------------  --------------  -------------  ---------------  -----------------

NET LOSS. . . . . . . . . . . .  $   (108,970)  $     (23,676)  $   (210,210)  $      (78,239)  $     (2,404,220)
                                 =============  ==============  =============  ===============  =================


NET LOSS PER COMMON SHARE

    Basic and diluted . . . . .  $       (.01)  $           -   $       (.02)  $            -
                                 =============  ==============  =============  ===============

AVERAGE OUTSTANDING SHARES
    (stated in 1000,s)

    Basic . . . . . . . . . . .        14,779          11,490         12,664           11,490
                                 =============  ==============  =============  ===============
    Diluted . . . . . . . . . .        15,314                         14,199
                                 =============                ==============











    The accompanying notes are an integral part of these financial statements

                             VISUALANT, INCORPORATED
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      For the period October 8, 1998 (Date of Inception) to March 31, 2005




                                                                    Common              Stock      Capital in
                                                                                                    Excess of    Accumulated
                                                                    Shares             Amount       Par Value     Deficit
                                                             ---------------------  -------------  -----------  ------------
Balance, October 8, 1998
     (date of inception). . . . . . . . . . . . . . . . . .                    -   $          -    $        -   $         -
Issuance of common stock for cash at
..002 - November 20,1998. . . . . . . . . . . . . . . . . .             4,500,000          4,500         4,500             -
Issuance of common stock for cash at
..01 - November 25, 1998. . . . . . . . . . . . . . . . . .             6,000,000          6,000        54,000             -
Issuance of common stock for cash at
..25 - December 4, 1998 . . . . . . . . . . . . . . . . . .                35,000             35         8,715             -
Capital contributions - expenses. . . . . . . . . . . . . .                     -              -        3,650             -
Net operating loss for the period
October 8, 1998 to September 30, 1999 . . . . . . . . . . .                     -              -            -       (27,748)
Capital contributions - expenses. . . . . . . . . . . . . .                     -              -        3,650             -
Net operating loss for the year ended
September 30, 2000. . . . . . . . . . . . . . . . . . . . .                     -              -            -       (64,537)
Capital contributions - expenses. . . . . . . . . . . . . .                     -              -        3,650             -
Net operating loss for the year ended
September 30, 2001. . . . . . . . . . . . . . . . . . . . .                     -              -            -        (7,585)
Issuance of common stock for cash at
..50 - July 5, 2002 . . . . . . . . . . . . . . . . . . . .                26,200             26       13,116             -
Net operating loss for the year ended September 30, 2002. .                    -              -            -      (113,475)
Issuance of common stock as bonus at
..001 - July 1, 2003. . . . . . . . . . . . . . . . . . . .               150,000            150            -             -
Issuance of common shares for cash at
..50 per share - July 4, 2003 . . . . . . . . . . . . . . .               100,000            100       49,900             -

Issuance of common stock for debt at $.50 - July 30, 2003 .              184,848            185       92,239             -
Issuance of common shares for cash at
..75 per share - September 30, 2003 . . . . . . . . . . . .               520,000            520      389,480             -

Refund and return of common shares at   $.50 per share. . .              (26,200)           (26)     (13,074)            -
Net operating loss for the year ended
September 30, 2003. . . . . . . . . . . . . . . .. . . . .                     -              -            -    (1,819,398)
Issuance of common stock for cash at
    $.50 per share - net of issuance
    costs - August 2004 . . . . . . . . . . . . . . . . . .              200,000            200       89,800             -
Compensation - incentive stock options. . . . . . . . . . .                    -              -       24,000             -
Net operating loss for the year ended
    September 30, 2004. . . . . . . . . . . . . . . . . . .                    -              -            -      (161,267)
                                                             ---------------------  -------------  -----------  ------------
BALANCE, SEPTEMBER 30, 2004 . . . . . . . . . . . . . . . .           11,689,848         11,690      723,626    (2,194,010)
Issuance of common stock for cash at
    $.50 per share - October 2004
                                                                         160,000            160       79,840             -
Issuance of common stock for cash at
    $.50 per share - November 2004. . . . . . . . . .  . .               120,000            120       59,880             -
Issuance of common stock for cash at
    $.50 per share - December 2004. . . . . . . . . . .. .               144,000            144       71,856             -
Issuance of common stock for debt at
    $.50 per share. . . . . . . . . . . . . . . . . . .  .             2,665,502          2,665    1,330,086             -
Compensation - stock options. . . . . . . . . . . . . .. .                     -              -       12,000             -
Net operating loss for the six months
     Ended March 31, 2005
                                                                               -              -            -      (210,210)
                                                            ---------------------  -------------  -----------  ------------
Balance, March 31, 2005 . . . . . . . . . . . . . .. . . .            14,779,350   $     14,779   $2,277,288   $(2,404,220)
                                                            =====================  =============  ===========  ============




    The accompanying notes are an integral part of these financial statements

                             VISUALANT, INCORPORATED
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
         For the six months ended March 31, 2005 and 2004 and the Period
              October 8, 1998 (Date of Inception) to March 31, 2005





                                                                                Oct 8, 1998 to
                                            March  31,       March  31,           March 31,
                                               2005             2004                 2005
                                           ------------  -------------------  ----------------
CASH FLOWS FROM
 OPERATING  ACTIVITIES

Net loss. . . . . . . . . . . . . . . . .  $  (210,210)  $          (78,239)   $    (2,404,220)

Adjustments to reconcile net loss
   to net cash provided by operating
   activities
    Depreciation of equipment . . . . . .        1,140                    -              1,140
    Issuance of common stock for
       expenses . . . . . . . . . . . . .            -                    -                150
    Changes in accounts and notes payable      (99,506)              77,931          1,464,443
    Capital contributions - expenses. . .            -                    -             10,950
    Incentive stock options . . . . . . .       12,000                    -             36,000
    Loss of deposit . . . . . . . . . . .            -                    -          1,154,327
                                           ------------  -------------------  ----------------

        Net Cash Used in Operations . . .     (296,576)                (308)           262,790
                                           ------------  -------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of investment - deposit. . .            -                    -         (1,154,327)
    Purchase of equipment . . . . . . . .      (12,308)                   -            (12,308)
                                           ------------  -------------------  ------------ ----
                                               (12,308)                   -         (1,166,635)
                                           ------------  -------------------   ----------------

CASH FLOWS FROM
    FINANCING ACTIVITIES
    Share subscribed for. . . . . . . . .      120,000                    -            120,000
    Net proceeds from issuance of
        common stock. . . . . . . . . . .      212,000                    -            819,792
                                           ------------                       ----------------
                                               332,000                    -            939,792
                                           ------------  -------------------  ----------------


Net Increase (Decrease) in Cash . . . . .       23,116                 (308)            35,947

Cash at Beginning of Period . . . . . . .       12,831                  380                  -
                                           ------------  -------------------  ----------------

Cash at End of Period . . . . . . . . . .  $    35,947   $               72        $    35,947
                                           ============  ===================       ============

SCHEDULE OF NONCASH
FLOWS FROM OPERATING ACTIVITIES

    Capital contributions - expenses. . .  $         -   $                -       $     10,950
                                           ============  ===================       ============




    The accompanying notes are an integral part of these financial statements

                             VISUALANT, INCORPORATED
                           (Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2005


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

During 2002, the Company entered into a contract of purchase of all assets and intellectual property related to the "Color by Numbers" business and system and on April 9, 2003 the Company signed a Purchase Agreement for the Acquisition of all shares of CBN which owns design, paint and building products. The contract was subsequently rescinded.

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

                                 March 31, 2005

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

On March 31, 2005 the Company had a net operating loss carry forward of $ 2,404,220. The tax benefit of approximately $ 721,266 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2023.

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

                                 March 31, 2005

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

3.     DEVELOPMENT  OF  TECHNOLOGIES  OWNED  BY  THE  COMPANY

The Company is in the business of researching, developing, acquiring, and commercializing products and services related to color technology outside the visible spectrum, using specialized narrow and N-IR and N-UV sensors and spatial analysis software modeling which translate the invisible into the visible and involving specialized and proprietary information and trade secrets which the Company owns or has licensed.

The Company has a working agreement with an independent contractor to further develop the technology in which the Company has agreed to pay development costs incurred semi monthly.

                             VISUALANT, INCORPORATED
                           (Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 March 31, 2005

4.     FIXED  ASSETS

The equipment is depreciated at a straight line rate of 20%. The equipment is used for research and development purposes and the depreciation is expensed as research and development expense on the income statement.

          Equipment                        $   12,208
          Accumulated  depreciation            (1,140)
                                            ---------

          Net  equipment                  $   11,168
                                             =======

5.     COMMON  CAPITAL  STOCK

Since its inception, the Company has completed private placements of 11,779,000 of its common capital stock for $ 829,792, 150,000 shares for services and 2,850,350 shares for payment of debt.

During the quarter ended March 31, 2005, in a private placement, subscriptions for 159,999 common shares were received in the amount of $120,000.

After the quarter end, on May 11, 2005, these 159,999 common shares were issued. An additional 380,000 shares were issued for $285,000 as part of the private placement.

6.     INCENTIVE  STOCK  OPTIONS

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

On March 22, 2005, the Company granted stock options to a former key consultant of the Company of 210,000 common shares at $1.00 per share to expire on June 6, 2006. On the date of the grant, the fair market value of the shares was $.75.

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

The Company applies the intrinsic value method in accounting for its compensation based stock options. If the Company had measured the options under the fair value based method the net pro-

                             VISUALANT, INCORPORATED
                           (Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 March 31, 2005

6.     INCENTIVE  STOCK  OPTIONS  -  CONTINUED

forma operating loss and loss per share amounts for the year ended December 31, 2004 would have been unchanged.

7.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officers, directors and key consultants have acquired 17% of the outstanding common stock and have received the stock options as outlined in Note 6.

8.     GOING  CONCERN

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

The Company has taken steps to ensure that it will continue as a viable operation. It has arranged to settle debt by the issuance of common stock. On December 1, 2004, the Company issued 2,665,502 shares for outstanding loans and for the note payable and accrued interest.

In  addition,  the  Company  has  obtained  equity  funding  :
424,000 shares were issued at $.50 per share for a total of $212,000 in October, November and December 2004.

In January and February 2005, 240,000 shares were subscribed for net proceeds of $120,000. In April and May 2005, and additional $285,000 in private placements was received. Visualant expects to be able to raise between $500,000 and $2,000,000 in additional funding during the twelve months following the date of the financial statements through the efforts of its personnel, and it expects that it will be able to continue as a going concern.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS


Visualant Incorporated (formerly Starberry's Corporation), a Nevada corporation (the "Company"), was incorporated on October 8, 1998. The Company's executive offices are located in Seattle, Washington.

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 Preferred Shares. As at March 31, 2005 there were 14,779,350 Common Shares and no Preferred Shares outstanding.

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

On August 18, 2004, the Company changed its name to Visulant, Incorporated to reflect its new business pursuits.
On April 21, 2005, the Company entered into a worldwide licensing agreement with E-Vision Technologies Inc. (the Licensor). The Licensor has agreed to grant the Company the sole rights to its technology. This technology, the CBN coding system, identifies colors, and uses the identification for the purpose of formulating colors. This system has been licensed to the Company on an exclusive worldwide basis for all purposes, except for the purpose of formulating colors. As consideration for this license, Visualant Inc. will pay E-Vision 10,000 common shares of the Company.

The focus of the Company is to capitalize upon the business opportunities in national security, document forgery/fraud, brand protection, label fraud and product tampering. The Company will position its technology as both a revolutionary and practical solution for security and fraud/forgery prevention markets and applications, and:

     Build awareness and acceptance among systems integrators in the selected markets.
     Support target market-specific software developers, providing them with the software development kits (SDKs) specific to their market/application needs.
     Pursue strategic and business partnerships with known leaders in selective markets, while developing high visibility and contact with designers and system integrators within their organizations.
     Develop a visual presentation that captures the revolutionary nature of the Visualant technology, so that an audience of one or many can easily grasp the significance of this "out of sight" breakthrough.
     Develop a complete marketing and sales plan with objectives, strategies, sales goals, and measurement tools.
     Develop  white  papers  and  technical briefs specific to selected markets.

     Develop and place a series of feature articles for the technical press. Target market-specific trade journals, and trade shows/conferences with press  releases  and  corporate  presence.
     Deploy a market-specific sales team with expertise and existing relationships within their respective industries/market segments.

The Company intends to raise further funds through private placements of the Company's common stock. The financing activities of the Company are current and ongoing, and it will expand and accelerate its marketing program as the timing and amount of financing allow.

The Company is in the business of researching , developing, acquiring and commercializing products and services related to color technology outside the visible spectrum, using specialized narrow band N-IR and N-UV sensors and spatial analysis software modeling which translate the visible into the invisible. The Company has a contract with E-Vision Technologies Inc. of Vancouver, British Columbia, to conduct research and development on behalf of the Company. Visualant, Inc. has an agreement to pay them $9,300 Canadian semi-monthly to perform this service.

The Company has no revenue to date from its operations, and its ability to affect its plans for the future will depend on the future availability of financing. Such financing will be required to enable the Company to acquire new businesses. The Company anticipates obtaining such funds from its officers and directors, financial institutions or by way of the sale of its capital stock under an SB-2. However, there can be no assurance that the Company will be successful in obtaining additional capital for such business acquisitions from the sale of its capital stock, or in otherwise raising substantial capital.
The Company will have to raise additional funds to finance its operations for the next year. The Company intends to raise the required funds for the year ended September 30, 2005 by obtaining share capital from outside sources. During the three months ended December 31, 2004, the Company raised $212,000 in additional share capital through the sale of common shares. In January through May 2005, an additional $405,000 was raised through the sale of common shares. The Company plans in the months from May 2005 to September 2005 to raise a minimum of $500,000 and a maximum of $2,000,000 more through the sale of common shares. Expenses are anticipated to be approximately $30,000 per month to continue operations as they are now. If additional funds are raised above this, the research and development will be increased.

There is no plan to purchase or sell any equipment, other than the $12,308 paid for research and development equipment in October 2004.

The Company intends to hire additional personnel in the near future, depending on its success in raising funds to accelerate its research and development program and marketing plans.

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

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

     The Company has incurred a cumulative net loss for the period from October 8, 1998 (date of inception) to March 31, 2005 of $2,404,220 As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability. It can only achieve profitability if an ore body is found on the Bridge claim.

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

10.  LIMITED  FULL  TIME  EMPLOYEES

     The only director who works full time for the Company is its President, Ralph Brier. The other directors will devote time to the activities of the Company as required from time to time. At the present time, there are no employees other than Ralph Brier.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

     As at March 31, 2005, the Company had assets of $47,115, including cash of $35,947 and equipment of $11,168, and liabilities of $159,267. The liabilities include accounts payable of $29,214 and accounts payable to related parties of $10,053 and shares subscribed for of $120,000.

There has been no change in the Company's financial position since its last fiscal year.

The Company has incurred certain expenses during the six months ended March 31, 2005 as follows:





                     EXPENDITURE                              AMOUNT
         Accounting and audit . . . . . .   i          $    2,640
         Bank Charges . . . . . . . . . . . . .               754
         Consulting . . . . . . . . . . .  ii              64,331
         Foreign exchange (gain). . . . .  iii             (3,503)
         Incentive stock options. . . . .  iv              12,000
         Legal. . . . . . . . . . . . .. .  v              10,000
         Office . . . . . . . . . . . . .  vi               5,535
         Printing . . . . . . . . . . . .  vii              1,615
         Rent . . . . . . . . . . . . . .  viii               600
         Research and development . . .. .  ix             93,622
         Telephone. . . . . . . . . . . . .  x                397
         Transfer agent's fees. . . . .  .  xi              2,092
         Travel . . . . . . . . . . . . .  xii              7,627
                                                         --------
           Total expenses before other losses.            197,710
           Interest expense. . . . . . . . . .  xiii       12,500
                                                         --------
           Net loss for the period . . . .         . .  $210,210
                                                        ========



i. The Company accrued $525 in fees to its auditors for the review of this Form 10-QSB and $1,000 in fees to its Chief Financial Officer for the preparation of the financial statements and 10-QSB. The Company made an adjustment to its auditor's fees of $40 for an underaccrual and to its Chief Financial Officer of $630 for an underaccrual.

ii. The Company has paid $30,000 to its President for management fees and $5,500 to the Chairman of the Board for consulting fees. It has also paid consulting fees to an agent of the firm for obtaining financings. Another agent has been paid $2,500 to assist in taking the Company public.

iii. Gain on foreign exchange consists of the difference between the US and Canadian exchange rate on monies expended by the Company in Canadian dollars.

iv. The Company has accrued incentive stock options of $12,000 for six months. This is calculated on 300,000 options over 5 years, which is 60,000 options per year. The value of these is calculated on the fair market value at the time of granting of the options of $.50 minus the option price of $.10 times the number of options, which works out to $24,000 per year or $6,000 per quarter.

v. The Company has incurred $10,000 in legal expenses for legal work towards patenting their technology.

vi. The Company has incurred expenses for photocopying, faxing, courier and printing of cheques . Fees of $1,094 for the creation of a website are included in this amount.

vii. Printing costs of $1,615 were incurred for the printing of the business plan.

viii.  Rental  costs  of  $200  per  month  are  paid  to  maintain  an  office.

ix. Research and development fees consist of the bi-monthly charge of $9,300 Canadian (approximately $7,700 US) for software development related to color technology outside the visible spectrum.

x. Telephone costs are incurred to maintain telephones for the CEO of the Company.

xi. Transfer agent fees of $1,092 include the annual resident agent fees and filing list of officers in the amount of $400. The balance of the fees is for transfer costs, original issue costs and interest charges on the balance outstanding. A registration fee of $1,000 was paid to a new transfer agent.

xii. Travel costs were incurred for business trips by the President and a shareholder involved in the Company.

xiii. Interest expense is accrued on the note payable to Glencoe Capital Inc. at a rate of 15% per annum for two months, until the note was redeemed for shares for debt.

Estimated  expenses  over  twelve  months  and  required  funds:





                                                     Requirements
                                                         for
             Expenditures                            twelve months
             ------------------------               --------------
        Accounting and audit . .       1                $ 11,075
        Bank charges . . . . . .                             500
        Consulting . . . . . . .       2                 108,000
        Filing fees. . . . . . .       3                     400
        Legal fees . . . . . . .       4                  20,000
        Office . . . . . . . . .       5                   9,000
        Rent . . . . . . . . . .       6                   2,400
        Research and development       7                 186,000
        Telephone. . . . . . . .       8                   3,600
        Transfer agent's fees. .       9                   2,150
        Travel and promotion . .       10                 10,000
        Website and logo design.       11                  2,000
                                                        --------

        Estimated expenses . .                      $    355,125
                                                    =============




1.   Accounting  and  auditing  expense  has  been  projected  as  follows:






Filing                         Accountant   Auditors      Total
----------------------------  -----------  ---------  ---------
Form 10-QSB - June 30, 2005.        1,000        525      1,525
Form 10-KSB - Sept. 30, 2005        2,000      4,500      6,500
Form 10-QSB - Dec. 31, 2005.        1,000        525      1,525
Form 10-QSB - March 31, 2006        1,000        525      1,525
                              -----------  ---------  ---------

                              $     5,000  $   6,075  $  11,075
                              ===========  =========  =========




2. Consulting fees of $9,000 per month are paid to the CEO of the Company, Ralph Brier. The consulting fees increased from $5,000 per month to $9,000 per month in April 2005.

3. The Company will incur a cost for filing the Annual List of Directors and Officers to the State of Nevada to maintain the Company in good standing for the next twelve months. The annual charge for filing this form is $400. Fees for filing the financial statements on Edgar are included in accounting costs.

4. Legal fees are estimated based on the business done with the Company's lawyers in the first quarter of the 2005 fiscal year. The costs are estimates for preparing a provisional patent application, and for other Company business.

5. Relates to photocopying, faxing and courier, in addition to miscellaneous expenses incurred by the directors. The estimate of these charges is approximately $500 per month for 12 months. Printing costs of $3,000 are included in this amount.

6.   Rent  expenses  are  payable  at  $200  per  month  for  12  months.

7. Research and development is paid to Kenneth Turpin at a rate of $18,600 Canadian ($15,500 US) per month for twelve months.

8. The estimate of telephone expenses to conduct Company business is approximately $300 per month for 12 months.

9. The Company is charged $600 per annum by Empire Stock Transfer Inc. Additional stock transfer and original issue fees of $1,300 are estimated. The Company has calculated $250 in late interest charges for the next year.

10. Travel and promotion expenses have been estimated at $10,000. These expenses may be incurred by the directors and key consultants who may incur travel expenses to obtain financing for the Company or to do other Company business.

11.  The  estimate  for  website  and  logo  design  for  the Company is $2,000.

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



                         ITEM 3. CONTROLS AND PROCEDURES
                         -------------------------------

(a)     Evaluation  of  Disclosure  Controls  and  Procedures
-------------------------------------------------------------

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's controls and procedures (as defined in the Securities Act of 1934 Rule 13a 14(c) and 15d 14 (c) as of the end of the period covered by the report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being made.

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



                             VISUALANT, INCORPORATED
                        (FORMERLY STARBERRYS CORPORATION)
                                  (Registrant)


                                By:     "Ralph Brier"
                                ----------------------------------
                                         Ralph Brier
                               Chief Executive Officer, President,
                                       and Director

Date:   May  13,  2005

                                 By:   "Mary Hethey"
                                 ---------------------------------
                                        Mary  Hethey
                             Chief Financial Officer and Secretary
                                         Treasurer

Date:   May  13,  2005