Form 10QSB
period 2005-06-30
Visualant, INC
filed 2005-07-29
CIK 1074828

22



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
          ACT  OF  1934
                        For  the  quarterly  period  ended     June  30,  2005
                                                               ---------------

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

                                     206-903-1351
                                -----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                         Outstanding  as  of  June  30,  2005
          ----------                       ------------------------------------

   Common  Stock,  $0.001 per share                      16,059,349
                                                         ==========

                                      INDEX






                                                                          Page
                                                                         Number
                                                                        -------

PART 1. . .      FINANCIAL INFORMATION

      ITEM 1. .  Financial Statements (unaudited)                          3

                 Balance Sheet as at June 30, 2005 and September 30,
                     2004                                                  4

                 Statement of Operations
                     For the three and nine months ended June 30,
                     2005 and 2004, and for the period from October 8,
                     1998 (Date of Inception) to June 30, 2005 . . . .     5

                 Statement of Changes in Stockholders' Equity
                     For the period October 8, 1998 (Date of
                     Inception) to June 30, 2005 . . . . . . . .           6

                 Statement of Cash Flows
                     For the nine months ended June 30, 2005 and
                     2004 and for the period from October 8, 1998
                     (Date of Inception) to June 30, 2005. . . . . .       7

                 Notes to the Financial Statements .                       8

       ITEM 2    Management's Discussion and Analysis or Plan
            . . . . . of Operation                                        13

       ITEM 3. . Controls and Procedures                                  20

PART 11 . . . . .OTHER INFORMATION                                        21

       ITEM 1. . Legal Proceedings                                        21

       ITEM 2. . Changes in Securities                                    21

       ITEM 3. . Default In Senior Securities                             21

       ITEM 4..  Submission of Matters to a Vote of Security Holders      21

       ITEM 5. . Other Information                                        21

       ITEM 6. . Exhibits and Reports on Form 8-K                         21

                 SIGNATURES. . . . . .                                    22

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Visualant, Incorporated (development stage company) at June 30, 2005 and September 30, 2004 and the statement of operations for the three and nine months ended June 30, 2005 and 2004 and statement of cash flow for the nine months ended June 30, 2005 and 2004 and for the period from October 8, 1998 (date of incorporation) to June 30, 2005, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ending September 30, 2005.

                             VISUALANT, INCORPORATED
                           (Development Stage Company)
                                  BALANCE SHEET
                      June 30, 2005 and September 30, 2004





                                                                 JUNE 30,      SEPTEMBER 30,
                                                                   2005            2004
                                                               ------------   --------------
ASSETS

CURRENT ASSETS
    Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   650,779   $     12,831
    Accounts receivable - related party . . . . . . . . . . .        7,587              -
                                                               ------------     ---------
         Total Current Assets . . . . . . . . . . . . . . . .      658,336         12,831
                                                               ------------     ---------

EQUIPMENT - net of accumulated depreciation . . . . . . . . .       10,554              -
                                                               ------------      --------
LICENSE - net of amortization . . . . . . . . . . . . . . . .        7,250              -
                                                               ------------   -----------

                                                               $   676,170   $     12,831
                                                               ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIENCY)
CURRENT LIABILITIES
    Note payable - related party. . . . . . . . . . . . . . .  $         -   $    500,000
    Accrued interest payable - related party. . . . . . . . .            -         93,750
    Accounts payable - related parties. . . . . . . . . . . .       10,750         83,237
    Accounts payable. . . . . . . . . . . . . . . . . . . . .       50,304        794,538
                                                               ------------  ------------

         Total Current Liabilities. . . . . . . . . . . . . .       61,054      1,471,525
                                                               ------------  ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

    Preferred stock
        50,000,000 shares authorized, at $0.001 per share;
        none outstanding
    Common stock
        200,000,000 shares authorized, at  $0.001 par value;
        16,059,349 shares issued and outstanding on June
        30, 2005; 11,689,848 on September 30, 2004. . . . . .       16,059          11,690
    Capital in excess of par value. . . . . . . . . . . . . .    3,242,008         723,626
    Deficit accumulated during the development stage. . . . .   (2,642,951)     (2,194,010)
                                                               ------------   -------------

          Total Stockholders' Equity (Deficiency) . . . . . .      615,116      (1,458,694)
                                                               ------------   -------------

                                                               $   676,170   $       12,831
                                                               ============  ==============










    The accompanying notes are an integral part of these financial statements

                             VISUALANT, INCORPORATED
                           (Development Stage Company)

                             STATEMENT OF OPERATIONS

      For the Three and Nine Months Ended June 30, 2005 and 2004 and Period
               October 8,1998 (Date of Inception) to June 30, 2005





                                   Three          Three           Nine            Nine         October 8,
                                  Months          Months         Months          Months           1998
                                   Ended          Ended           Ended          Ended             to
                                 June 30,        June 30,       June 30,        June 30,         June 30,
                                   2005            2004           2005            2004             2005
                               -------------  --------------  -------------  --------------  -------------
REVENUES. . . . . . . . . . .  $          -   $           -   $          -   $           -   $           -
                               -------------  --------------  -------------  --------------   ------------

EXPENSES
    Research and development.        51,911               -        145,533               -          210,632
    Administrative. . . . . .       186,820           8,778        290,908          49,517        1,215,142
                               -------------  --------------  -------------  --------------  --------------

NET LOSS - before other
          Income & expenses .      (238,731)         (8,778)      (436,441)        (49,517)      (1,425,774)

OTHER INCOME AND
       EXPENSES

    Settlement of debt. . . .             -               -              -               -           43,400
    Interest. . . . . . . . .             -         (18,750)       (12,500)        (56,250)        (106,250)
    Loss of deposit - note 7.             -               -              -               -       (1,154,327)
                               -------------  --------------  -------------  --------------  ---------------

NET LOSS. . . . . . . . . . .  $   (238,731)  $     (27,528)  $   (448,941)  $    (105,767)  $   (2,642,951)
                               =============  ==============  =============  ==============    =============


NET LOSS PER COMMON SHARE

    Basic and diluted . . . .  $       (.02)  $           -   $       (.03)  $        (.01)
                               =============  ==============  =============  ==============

AVERAGE OUTSTANDING SHARES
    (stated in 1000,s)

    Basic . . . . . . . . . .        13,332          11,490         12,692          11,490
                               =============  ==============  =============  ==============
    Diluted . . . . . . . . .        13,657          13,017
                               =============  ==============











    The accompanying notes are an integral part of these financial statements

                             VISUALANT, INCORPORATED
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       For the period October 8, 1998 (Date of Inception) to June 30, 2005





                                                  Common          Stock         Capital in
                                                                                 Excess of    Accumulated
                                                 Shares             Amount       Par Value     Deficit
                                            ----------------  -------------     -----------  ------------
Balance, October 8, 1998
     (date of inception). . . . . . . . .                -    $          -    $        -    $         -
Issuance of common stock for cash at
..002 - November 20,1998. . . . . . . . . . .     4,500,000           4,500         4,500              -
Issuance of common stock for cash at
..01 - November 25, 1998. . . . . . . . . . .     6,000,000           6,000        54,000              -
Issuance of common stock for cash at
..25 - December 4, 1998 . . . . . . . . . .          35,000              35         8,715              -
Capital contributions - expenses. . . . . .              -               -         3,650              -
Net operating loss for the period
October 8, 1998 to September 30, 1999 . .                -               -             -        (27,748)
Capital contributions - expenses. . . . . . . .          -               -         3,650              -
Net operating loss for the year ended
September 30, 2000. . . . . . . . . . . . . .            -               -             -        (64,537)
Capital contributions - expenses. . . . . . . .          -               -         3,650              -
Net operating loss for the year ended
September 30, 2001. . . . . . . . . . . . .              -               -             -         (7,585)
Issuance of common stock for cash at
..50 - July 5, 2002 . . . . . . . . . . . .          26,200              26        13,116              -
Net operating loss for the year ended
     September 30, 2002. .                               -               -             -       (113,475)
Issuance of common stock as bonus at
..001 - July 1, 2003. . . . . . . . . . . .         150,000             150             -              -
Issuance of common shares for cash at
..50 per share - July 4, 2003 . . . . . . .         100,000             100        49,900              -
Issuance of common stock for debt at
 $.50 - July 30, 2003 .                            184,848             185        92,239              -
Issuance of common shares for cash at
..75 per share - September 30, 2003 . . . .         520,000             520       389,480
Refund and return of common shares at
 $.50 per share. . .                               (26,200)            (26)      (13,074)             -
Net operating loss for the year ended
September 30, 2003. . . . . . . . . . . . .              -               -             -     (1,819,398)
Issuance of common stock for cash at
    $.50 per share - net of issuance
    costs - August 2004 . . . . . . . . . .        200,000             200        89,800              -
Compensation - incentive stock options. . . .            -               -        24,000              -
Net operating loss for the year ended
    September 30, 2004. . . . . . . . . .                -               -             -       (161,267)
                                       -------------------   -------------   -----------   ------------
BALANCE, SEPTEMBER 30, 2004 . . . . . .         11,689,848          11,690       723,626     (2,194,010)
Issuance of common stock for cash at
    $.50 per share - October  - December 2004 .    424,000             424       211,576              -
Issuance of common stock for debt at
    $.50 per share - December 2004. . . . .      2,665,502           2,665     1,330,086              -
Issuance of common stock for license at
    $.75 per share - April 2005 . . . . . .         10,000              10         7,490              -
Issuance of common shares for cash at
    $.75 per share - May to June 2005 . . .      1,269,999           1,270       951,230              -
Compensation - incentive stock options. . .              -               -        18,000              -
Net operating loss for the nine months
     ended June 30, 2005. . . . . . . . .                -               -             -       (448,941)
                                       -------------------   -------------   -----------   ------------
Balance, June 30, 2005. . . . . . . .           16,059,349    $     16,059   $ 3,242,008   $ (2,642,951)
                                       ===================   =============   ===========   ============




       The accompanying notes are an integral part of these financial statements

                             VISUALANT, INCORPORATED
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
         For the nine months ended June 30, 2005 and 2004 and the Period
              October 8, 1998 (Date of Inception) to June 30, 2005





                                                                                   Oct 8, 1998
                                            June 30,         June 30,               to June 30,
                                              2005             2004                    2005
                                           -----------  -------------------   ------------------
CASH FLOWS FROM
 OPERATING  ACTIVITIES

Net loss. . . . . . . . . . . . . . . . .  $ (448,941)  $         (105,767)  $      (2,642,951)

Adjustments to reconcile net loss
   to net cash provided by operating
   activities
    Depreciation of equipment . . . . . .       2,003                    -               2,003
    Issuance of common stock for
       expenses . . . . . . . . . . . . .           -                    -                 150
    Change in accounts receivable . . . .      (7,587)                   -              (7,587)
    Changes in accounts and notes payable     (77,719)             105,426           1,476,230
    Capital contributions - expenses. . .           -                    -              10,950
    Incentive stock options . . . . . . .      18,000                    -              42,000
    Loss of deposit . . . . . . . . . . .           -                    -           1,154,327
                                           -----------  -------------------  -----------------

        Net Cash Used in Operations . . .    (514,244)                (341)             35,122
                                           -----------  -------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of equipment . . . . . . . .     (12,308)                   -             (12,308)
    Purchase of investment - deposit. . .           -                    -          (1,154,327)
                                           -----------  -------------------  ------------------
                                              (12,308)                   -          (1,166,635)
                                           -----------  -------------------  ------------------

CASH FLOWS FROM
    FINANCING ACTIVITIES
    Net proceeds from issuance of
        common stock. . . . . . . . . . .   1,164,500                    -            1,782,292
                                           -----------                       ------------------
                                            1,164,500                    -            1,782,292
                                           -----------  -------------------  ------------------


Net Increase (Decrease) in Cash . . . . .     637,948                 (341)             650,779
Cash at Beginning of Period . . . . . . .      12,831                  380                    -
                                           -----------  -------------------  ------------------



Cash at End of Period . . . . . . . . . .  $  650,779   $               39           $  650,779
                                           ===========  ===================         ===========








SCHEDULE OF NONCASH FLOWS FROM OPERATING ACTIVITIES
   Issuance of 150,000 common shares for services - 2003          $   150
                                                                  =======
   Capital contributions - expenses - 1999 - 2000. . .         .   10,950
                                                                  =======
   Incentive stock options - 2004 - 2005 . . . . . . . .           42,000
                                                                  =======




    The accompanying notes are an integral part of these financial statements

                             VISUALANT, INCORPORATED
                           (Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2005


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

                                  June 30, 2005

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

On June 30, 2005 the Company had a net operating loss carry forward of $ 2,642,951. The tax benefit of approximately $ 793,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2024.

Equipment
---------

Equipment consists of computers used in research and development and are depreciated over five years.

          Equipment               $   12,207
          Accumulated  depreciation               (1,753)
                                                ---------

          Net  equipment               $   10,554
                                          =======


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

                             VISUALANT, INCORPORATED
                           (Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  June 30, 2005

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

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

                             VISUALANT, INCORPORATED
                           (Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  June 30, 2005

3.     LICENSE

The Company acquired a world wide license for the use of technology to further develop its interest, as outlined in note 4, from a related party for $7,500 by the issuance of 10,000 common shares. The license is being amortized over five years, its estimated useful life.

4.     DEVELOPMENT  OF  TECHNOLOGIES  OWNED  BY  THE  COMPANY

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


5.     COMMON  CAPITAL  STOCK

Since its inception, the Company has completed private placements of 13,058,999 of its common capital stock for $ 1,782,292, 10,000 shares for a license outlined in note 3, 150,000 shares for services and 2,850,350 shares for payment of debt of $1,425,175.

6.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officers, directors and key consultants have acquired 7% of the outstanding common stock and have received the stock options as outlined in Note 8.

7.     CANCELLATION  OF  AGREEMENT  TO  PURCHASE  SHARES  OF  SCI

On April 9, 2003, the Company signed a Purchase Agreement with Malaremastastarnas Riksforening, the owner of all the shares of Skandinaviska Farginstituer AB ( the Scandinavian Colour Institute or "SCI") which owns the color notation system Natural Color Systems ("NCS"), containing the terms of an acquisition by the Company or its assigns for a price of SEK 35,000,000 of all shares of SCI. Pursuant to the terms of the agreements the Company made payments of $1,154,327 into an escrow account as part payment toward the purchase price. The Company subsequently failed to make further payments on the contracts and by mutual agreement the contracts were cancelled and the moneys paid were expensed.

                             VISUALANT, INCORPORATED
                           (Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  June 30, 2005

8.     INCENTIVE  STOCK  OPTIONS

During 2002 the Company granted stock options, to a related party of 25,000 shares of common stock at $1.00 per share, which will expire December 31, 2006. On the date of grant the fair market value of the shares was $.50.

On August 15, 2004 the Company granted incentive stock options to a related party, to purchase 300,000 common shares at $.10 per share, which will expire August 15, 2009. The options will vest at 25,000 shares each quarter starting on August 15, 2004. On the date of grant the fair market value of the shares was $.50.

On March 22, 2005, the Company granted stock options to a former key consultant of the Company of 210,000 common shares at $1.00 per share to expire on June 6, 2006.

None  of  the  options  had  been  exercised  by  the  report  date.

During June 2005 the Company established a stock option plan and reserved 2,000,000 common shares under the plan. The terms of the options have not been established and no options have been issued.

SFAS No. 123, "Accounting for Stock-Based Compensation", establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under the intrinsic value method as provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

The Company applies the intrinsic value method in accounting for its compensation based stock options. If the Company had measured the options under the fair value based method the net pro-forma operating loss and loss per share amounts for the period ended June 30, 2005 would have been unchanged.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS


Visualant Incorporated (formerly Starberry's Corporation), a Nevada corporation (the "Company"), was incorporated on October 8, 1998. The Company's executive offices are located in Seattle, Washington.

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 Preferred Shares. As at June 30, 2005 there were 16,059,349 Common Shares and no Preferred Shares outstanding.

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

On April 21, 2005, the Company entered into a worldwide licensing agreement with E-Vision Technologies Inc. (the Licensor). The Licensor has agreed to grant the Company the sole rights to its technology. This technology, the CBN coding system, identifies colors, and uses the identification for the purpose of formulating colors. This system has been licensed to the Company on an exclusive worldwide basis for all purposes, except for the purpose of formulating colors. As consideration for this license, Visualant Inc. issued E-Vision 10,000 common shares of the Company.

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

The Company is in the business of researching, developing, acquiring and commercializing products and services related to color technology outside the visible spectrum, using specialized narrow band N-IR and N-UV sensors and spatial analysis software modeling which translate the visible into the invisible. The Company has a contract with E-Vision Technologies Inc. of Vancouver, British Columbia, to conduct research and development on behalf of the Company. Visualant, Inc. has an agreement to pay them $9,300 Canadian semi-monthly to perform this service.

The Company has no revenue to date from its operations, and its ability to affect its plans for the future will depend on the future availability of financing. Such financing will be required to enable the Company to acquire new businesses. The Company anticipates obtaining such funds from its officers and directors, financial institutions or by way of the sale of its capital stock under an SB-2. However, there can be no assurance that the Company will be successful in obtaining additional capital for such business acquisitions from the sale of its capital stock, or in otherwise raising substantial capital.
The Company will have to raise additional funds to finance its operations for the next year. The Company intends to raise the required funds for the year ended September 30, 2005 by obtaining share capital from outside sources. During the three months ended December 31, 2004, the Company raised $212,000 in additional share capital through the sale of common shares. In January through June 2005, an additional $952,500 was raised through the sale of common shares. The Company plans in the months from July 2005 to December 2005 to raise a minimum of $500,000 and a maximum of $1,300,000 more through the sale of common shares. Expenses are anticipated to be approximately $38,000 per month to continue operations as they are now. If additional funds are raised above this, the research and development will be increased.

There is no plan to purchase or sell any equipment, other than the $12,307 paid for research and development equipment in October 2004.

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

2. THE COMPANY IS UNCERTAIN IF IT WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY FOR ITS DEVELOPMENT.

     The Company has incurred a cumulative net loss for the period from October 8, 1998 (date of inception) to June 30, 2005 of $2,462,951 As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability.

3.   WHETHER  THE  COMPANY  WILL  CONTINUE  TO  BE  A  GOING  CONCERN

     The Company's auditors, in the audited financial statements as at September 30, 2004, have indicated a concern in their audit opinion as to whether the Company will be able to raise sufficient funds to complete its objectives and, if not, indicates that the Company might not be able to continue as a going concern. Without adequate future financing, the Company might cease to operate and the existing shareholders and any future shareholders will lose their entire investment.

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

5.   FUTURE  ISSUANCE  OF  STOCK  OPTIONS,  WARRANTS  AND/OR  RIGHTS WILL HAVE A
     DILUTING  FACTOR  ON  EXISTING  AND  FUTURE  SHAREHOLDERS

     The grant and exercise of stock options, warrants or rights to be issued in the future would likely result in a dilution of the value of the Company's common shares for all shareholders. At present, the Company has established a Non-Qualified Stock Option Plan as noted on pages 11 and 12 of this report and may in future issue further stock options to officers, directors and consultants which will dilute the interest of the existing and future shareholders. Moreover, the Company may seek authorization to increase the number of its authorized shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

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

8.   CONCENTRATION  OF  OWNERSHIP  BY  MANAGEMENT.

     The management of the Company, either directly or indirectly, owns 1,150,000 shares. Even though this only represents 7 % of the issued and outstanding shares, it might be difficult for any one shareholder to solicit sufficient votes to replace the existing management. Therefore, any given shareholder may never have a voice in the direction of the Company.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

     As at June 30, 2005, the Company had assets of $676,170, including cash of $650,779, accounts receivable of $7,587, equipment of $10,554 and license of $7,250, and liabilities of $61,054. The liabilities include accounts payable of $50,304 and accounts payable to related parties of $10,750.

The Company's financial position has changed substantially since its last fiscal year.

The Company has incurred certain expenses during the nine months ended June 30, 2005 as follows:





              EXPENDITURE                              AMOUNT
            --------------                            --------
Accounting and audit . . . . . . . . .  i         $  7,200
Bank Charges . . . . . . . . . . . . .               1,411
Consulting . . . . . . . . . . . . . .  ii         174,174
Financing fees . . . . . . . . . . . .  iii         28,175
Foreign exchange (gain). . . . . . . .  iv          (2,286)
Incentive stock options. . . . . . . .  v           18,000
Legal. . . . . . . . . . . . . . . . .  vi          24,492
Office . . . . . . . . . . . . . . . .  vii         11,850
Printing . . . . . . . . . . . . . . .  viii         2,144
Rent . . . . . . . . . . . . . . . . .  ix           1,200
Research and development . . . . . . .  x          145,533
Telephone. . . . . . . . . . . . . . .  xi             814
Transfer agent's fees. . . . . . . . .  xii          2,092
Travel and promotion . . . . . . . . .  xiii        21,642
                                                  ---------
   Total expenses before other losses.             436,441
   Interest expense. . . . . . . . . .  xiv         12,500
                                                 ---------
   Net loss for the period . . . . .           .  $448,941
                                                  ========



i. The Company accrued $3,000 in fees to its auditors for the audit of the June 30, 2005 financial statements included in this Form 10-QSB, as well as $1,515 in fees paid for the two previous quarters. The Company accrued
     $1,500  in  fees  to its Chief Financial Officer for the preparation of the

     June financial statements and 10-QSB, and $1,185 for previous work done during the nine month period.

ii. The Company has paid $68,400 to its President for management fees and $37,555 to the Chairman of the Board for consulting fees. It has also paid consulting fees of $65,719 to a key consultant of the firm for obtaining financings. Another agent has been paid $2,500 to assist in taking the Company public.

iii. Financing fees of $28,175 were paid or payable to a shareholder of the Company to obtain financing for the Company.

iv. Gain on foreign exchange consists of the difference between the US and Canadian exchange rate on monies expended by the Company in Canadian dollars.

v. The Company has accrued incentive stock options of $18,000 for nine months. This is calculated on 300,000 options over 5 years, which is 60,000 options per year. The value of these is calculated on the fair market value at the time of granting of the options of $.50 minus the option price of $.10 times the number of options, which works out to $24,000 per year or $6,000 per quarter.

vi. The Company has incurred $24,492 in legal expenses for legal work towards patenting their technology, and for legal work on the registration statement in progress.

vii. The Company has incurred expenses for photocopying, faxing, courier and printing of cheques . Fees of $1,094 for the creation of a website are included in this amount.

viii. Printing costs of $2,144 were incurred for the printing of the business plan.

ix.  Rental  costs  of  $200  per  month  are  paid  to  maintain  an  office.

x. Research and development fees consist of the bi-monthly charge of $9,300 Canadian (approximately $7,700 US) for software development related to color technology outside the visible spectrum, plus depreciation on the research and development equipment and amortization on the license.

xi. Telephone costs are incurred to maintain telephones for the CEO of the Company.

xii. Transfer agent fees of $1,092 include the annual resident agent fees and filing list of officers in the amount of $400. The balance of the fees is for transfer costs, original issue costs and interest charges on the balance outstanding. A registration fee of $1,000 was paid to a new transfer agent.

xiii. Travel and promotion costs of $10,982 were incurred for business trips by the President and a key consultant involved in the Company. $8,107 were paid to a shareholder for travel costs incurred while doing business for the Company. Promotion costs of $1,853 were included in this cost.

xiv. Interest expense is accrued on the note payable to Glencoe Capital Inc. at a rate of 15% per annum for two months, until the note was redeemed for shares for debt.

The Company's estimated expenses over twelve months and required funds are as follows:





                                                  Requirements
                                                       for
                       Expenditures              twelve months
                      -------------             --------------
               Accounting and audit . .    1       $ 36,255
               Bank charges . . . . . .               1,500
               Consulting . . . . . . .    2        185,000
               Filing fees. . .            3            400
               Legal fees . . . .          4         20,000
               Office . . . . . . .        5         12,000
               Rent . . . . . . . .        6          2,400
               Research and development    7        186,000
               Telephone. . . . . . . .    8          3,600
               Transfer agent's fees.      9          2,150
               Travel and promotion .     10         10,000
               Website and logo design.   11          2,000
                                                   --------

                 Estimated expenses . .          $  461,305
                                                    =======




1.   Accounting  and  auditing  expense  has  been  projected  as  follows:





     Filing by Public Accountants   Cost
     ----------------------------  -------
     Form 10-KSB - Sept. 30, 2005  $ 4,500
     Form 10-QSB - Dec. 31, 2005.      585
     Form 10-QSB - March 31, 2006      585
     Form 10-QSB - June 30, 2005.      585
                                   -------
                                     6,255
     In-house accounting. . . . .   30,000
                                   -------

     Total. . . . . . . . . . ..  $36,255
                                  =======




     Accounting expense will be $2,500 per month, which is the monthly salary paid to the new CFO, Dave Grossman.

2. Consulting fees of $15,420 per month are paid to the CEO of the Company, Ralph Brier. The consulting fees increased from $9,000 per month to $15,420 per month in June 2005.

3. The Company will incur a cost for filing the Annual List of Directors and Officers to the State of Nevada to maintain the Company in good standing for the next twelve months. The annual charge for filing this form is $400. Fees for filing the financial statements on Edgar are included in accounting costs.

4. Legal fees are estimated based on the business done with the Company's lawyers in the first quarter of the 2005 fiscal year. The costs are estimates for preparing a provisional patent application, and for other Company business including filing the registration statement.

5. Relates to photocopying, faxing and courier, in addition to miscellaneous expenses incurred by the directors. The estimate of these charges is approximately $750 per month for 12 months. Printing costs of $3,000 are included in this amount.

6.   Rent  expenses  are  payable  at  $200  per  month  for  12  months.

7. Research and development is paid to Kenneth Turpin at a rate of $18,600 Canadian ($15,500 US) per month for twelve months.

8. The estimate of telephone expenses to conduct Company business is approximately $300 per month for 12 months.

9. The Company is charged $500 per annum by Empire Stock Transfer Inc. Additional stock transfer and original issue fees of $1,400 are estimated. The Company has calculated $250 in late interest charges for the next year.

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

At the present time, the Company has leased premises at Suite 406, 500 Union Street, Seattle, Washington, for $200 per month.

Effective August 1, 2005, Mary Hethey retired as Secretary-Treasurer, Chief Accounting Officer and Chief Financial Officer. David Grossman was appointed by the Board as the new Secretary Treasurer and Chief Financial Officer on August 1, 2005.

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



                             VISUALANT, INCORPORATED
                        (FORMERLY STARBERRYS CORPORATION)
                                  (Registrant)


                        By:"Ralph Brier"
                          --------------------------------
                                   Ralph Brier
                       Chief Executive Officer, President,
                                   and Director

Date:   July  28,  2005

                        By: "Mary Hethey"
                          --------------------------------
                                Mary  Hethey
                Chief Financial Officer, Chief Accounting Officer
                             and Secretary Treasurer

Date:   July  28,  2005