Form 10KSB
period 2005-09-30
Visualant, INC
filed 2006-02-09
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended September 30, 2005


     ( ) TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transaction period from ______________-to _______________


          Commission File number 0-25541


                             VISUALANT, INCORPORATED
              ___________________________________________________
                 (Name of small business issuer in its charter)

        Nevada                                                   91-1948357
________________________________________________________________________________
(State or other jurisdiction of                                (I.R.S. Employer
incorporation) or organization                               Identification No.)

500 Union Street, Suite 406
Seattle, Washington                                                  98101
________________________________________________________________________________
(Address of principal executive offices)                          (Zip Code)

          Issuer's telephone number, including area code 206-903-1351


Securities registered pursuant to section 12 (b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
        None                                              None
____________________                   _________________________________________

Securities registered pursuant to Section 12 (g) of the Exchange Act:

      None
________________
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       (1) Yes [X]  No [ ]                  (2) Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       Yes [ ]   No [ X ]

State issuer's revenues for its most recent fiscal year: $ -0-


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specific date within the past 60 days.

As at September 30, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates is undeterminable and is considered to be $ 0.


     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of September 30, 2005, the Company had 16,307,224 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                                TABLE OF CONTENTS
================================================================================

PART 1
                                                                           Page

ITEM 1. Description of Business ............................................ 4

ITEM 2. Description of Property ............................................ 8

ITEM 3. Legal Proceedings .................................................. 8

ITEM 4. Submission of Matters to Vote of Securities Holders ................ 8

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters ........... 9

ITEM 6. Management's Discussion and Analysis or Plan of Operations ......... 9

ITEM 7. Financial Statements .............................................. 13

ITEM 8. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure .............................13

ITEM 8A. Controls and Procedures .......................................... 13

PART III

ITEM 9. Directors, Executive Officers, Promoters, and Control
           Persons; Compliance with Section 16(a) of the Exchange Act ..... 14

ITEM 10. Executive Compensation ........................................... 18

ITEM 11. Security Ownership of Certain Beneficial Owners and Management ... 19

ITEM 12. Certain Relationships and Related Transactions ................... 20

PART IV

ITEM 13. Exhibits and Reports on Form 8-K ................................. 21

ITEM 14. Principal Accountant Fees and Services ........................... 23

         SIGNATURES ....................................................... 24

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

     Visualant, Incorporated (formerly Starberrys Corporation), a Nevada corporation (the "Company"), was incorporated on October 8, 1998. The Company has no subsidiaries and no affiliated companies. The Company's executive offices are located in Seattle, Washington.

     The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 Preferred Shares. As at September 30, 2005 there were 16,307,224 Common Shares and no Preferred Shares outstanding.

     On November 24, 1998 the Company acquired the exclusive rights to market high quality cigars through a climate controlled kiosk merchandise display case, known as the King Climate Control, by the payment of $50,000. The Company did not proceed with this new business and in 2000 abandoned the activity.

     In November 2002, the Company signed a Letter of Intent with eVision Technologies Corporation ("eVision") and Ken Turpin (founder / inventor) to acquire 100% of the assets related to the business of Colour By Number ("CBN"). The CBN System is a digital color management system providing one color language across industries and materials, empowering architects, designers, contractors, retailers and consumers to take full control of their choice and use of color.

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

     The Company changed its name to Visualant, Incorporated on August 18, 2004.

     On June 16, 2004, the Company entered into a contract with eVision for the development of its color technology providing 3D spectral-based pattern file creation and matching. Color pattern files can be created from any digital photograph or scan, without having to reprint, recreate, recall or modify existing digital source of documents. Those pattern files are then matched against existing databases to detect and identify crime, forgery, counterfeiting and other frauds. It is the intent of the Company to develop this technology to provide a new, accurate and fast detection tool for critical applications such as national security, forgery/fraud prevention, brand protection, and product tampering. As of the time of this filing, no commercial products have been developed using this technology and no significant progress has been made in such development.

     The Company has no revenue to date from its operations, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to enable the Company to acquire new businesses. The Company anticipates obtaining such funds from its officers and directors, financial institutions or by way of the sale of its capital stock through private offerings. However, there can be no assurance that the Company will be successful in obtaining additional capital for such business acquisitions from the sale of its capital stock, or in otherwise raising substantial capital.

     During the fiscal year ended September 30, 2005, the Company filed with the SEC various documents such as Forms 10-KSB, 10-QSB, 8-K and an SB-2, including amendments thereto. The Company did not distribute an annual report to its shareholders for the fiscal year ended September 30, 2005.

     The shareholders may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information which the Company has filed electronically with the SEC, by accessing the website using the following address: http://www.sec.gov. The Company is prepared to distribute, upon request from shareholders, any of the material previously filed with the SEC. The Company also has a website at www.visualant.net from which additional information about the Company can be obtained.

Special Note Regarding Forward-Looking Statements

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

     The Company has incurred a cumulative net loss for the period from October 8, 1998 (date of inception) to September 30, 2005 of $3,062,653. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability.

2.   Whether the Company will continue to be a going concern

     The Company's auditors' concern in the audit opinion with regard to the Company's financial statements as at September 30, 2005, as to whether the Company will be able to raise sufficient funds to complete its objectives indicates that the Company might not be able to continue as a going concern. Without adequate future financing, the Company might cease to operate and the existing shareholders and any future shareholders will lose their entire investment.

3. Some of the present shareholders have acquired shares at extremely low prices

     Some of the present shareholders have acquired shares at prices ranging from $0.001 to $0.25 per share whereas other shareholders have purchased their shares at $0.50 and $0.75 per share. In addition, the Company has issued 300,000 incentive stock options to a related party at $0.10 per share exercisable in whole or in part on or before August 15, 2009.

4. Future issuance of stock options, warrants and/or rights will have a diluting factor on existing and future shareholders

     The grant and exercise of stock options, warrants or rights to be issued in the future would likely result in a dilution of the value of the Company's common shares for all shareholders. At present, the Company has established a Non-Qualified Stock Option Plan as noted on page 37 of this report and may in the future issue further stock options to officers, directors and consultants which will dilute the interest of the existing and future shareholders. Moreover, the Company may seek authorization to increase the number of its authorized shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

5.   The Company does not expect to declare or pay any dividends

     The Company has not declared or paid any dividends on its common stock since its inception, and it does not anticipate paying any such dividends for the foreseeable future.

6.   Conflict of interest

     Some of the Directors of the Company are also directors and officers of other companies and conflicts of interest may arise between their duties as directors of the Company and as directors and officers of other companies.

7.   Concentration of ownership by management.

     The management of the Company, either directly or indirectly, owns 1,472,500 shares. Even though this represents only 9.02 % of the issued and outstanding shares, it might be difficult for any one shareholder to solicit sufficient votes to replace the existing management. Therefore, any given shareholder may never have a voice in the direction of the Company.

8.   Key-man insurance

     The Company carries no key-man insurance. In the event that either Mr. Erickson, Mr. Brier, or Mr. Goldberg departed the Company or passed away, the Company would not have the available funds to attract an individual of similar experience. Management is considering obtaining key-man insurance once it has sufficient funds to do so.

9.   Limited full time employees

     The only director who works full time for the Company is its President, Ralph Brier. The other directors will devote time to the activities of the Company as required from time to time. At the present time, the Company has no other full-time employees other than Ralph Brier.

10. Future trading in the Company's stock may be restricted by the SEC's Penny Stock Regulations which may limit a stockholder's ability to buy and sell the Company's shares when, and if, the shares are eventually quoted.

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


ITEM 2. DESCRIPTION OF PROPERTY

Offices

     The Company's executive offices are located at 500 Union Street, Suite 406, Seattle, Washington, USA, 98101. The office is located in premises which are also used by the Chairman of the Board of the Company for other business interests. The Company pays rent of $200.00 per month for using this office. Other Property

     The Company owns capital equipment used for research valued at less than $20,000.

ITEM 3. LEGAL PROCEEDINGS

     There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The last annual meeting was on August 7, 2002. No matters have been submitted to a vote of securities holders in the most recent fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at September 30, 2005 the Company had 16,307,224 shares of common stock issued and outstanding held by 96 shareholders of record. In addition, the Company had outstanding options to purchase 575,000 shares of common stock at exercise prices ranging from $0.10 to $1.00 per share.

     On August 1, 2005 the Company filed an SB-2 Registration Statement (and subsequent post-effective amendments thereto) to register 13,448,375 shares of the Company's common stock held by current shareholders of the Company. The Registration Statement was filed by the Company pursuant to a contractual obligation with one or more of its shareholders to provide for such registration. All of the shares owned by the Company's officers, directors and owners of more than 5% of the common stock were excluded from this Registration Statement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     The Company was incorporated on October 8, 1998 under the laws of the State of Nevada. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 shares of Preferred Stock with such terms as will be specified by the Board of Directors at the time it acts to create a specific series of the Preferred Stock to be issued. As at September 30, 2005 there were 16,307,224 Common Shares and no Preferred Shares outstanding.

The Company has no current commercial products. The Company is in the business of researching, developing, acquiring, and commercializing products and services related to color technology outside the visible spectrum, using specialized narrow and N-IR and N-UV sensors and spatial analysis software modeling which translate the invisible into the visible. The Company owns or has obtained an exclusive license to use this specialized and proprietary color technology.

On June 16, 2004, the Company entered into a contract with eVision Technologies Corporation for the development of its color technology providing 3D spectral-based pattern file creation and matching. Color pattern files can be created from any digital photograph or scan, without having to reprint, recreate, recall or modify existing digital source of documents. Those pattern files can then be matched against existing databases to detect and identify crime, forgery, counterfeiting and other frauds. The Company believes that its technology has the potential to provide a new, accurate and fast detection tool for critical applications such as national security, forgery/fraud prevention, brand protection, and product tampering. As of the date of this filing, no material progress has been made towards such development.

On December 16, 2005 the Company entered into a research and development contract with RatLab LLC, a privately-owned research laboratory in Seattle, Washington. The contract calls for monthly payments by the Company to RatLab LLC for an initial research Phase 1, expected to last approximately three months. The contract also includes provisions for extending the payments and research agreement for multiple phases, which could extend in excess of one year. Under the contract, RatLab will perform research and development using the Company's existing intellectual property, as well as newly developed research and technologies in order to assist the Company with the commercialization of its core technologies in the areas of brand and forgery protection, homeland security, medical diagnostics, and color-based file creation and matching.

RatLab LLC is a research laboratory formed primarily by Dr. Thomas Furness, founder and former director of the Human Interface Technology Lab (HitLab) at the University of Washington, and one of the leading researchers in the world in the area of human interface technology. Dr. Furness also is the founder of the Virtual World Consortium, an organization of more than fifty leading technology companies and enterprises dedicated to sharing and advancing research in many scientific research areas important to the Company. The Company has been a member of the Virtual World Consortium since July 2005. RatLab LLC also employs other leading scientists and research associates in the areas of computer science, imaging technology, and light sensing technology, who will be part of the team conducting research on behalf of the Company.

The Company intends to position its technology as both a revolutionary as well as a practical solution for security and fraud prevention applications and markets. The Company's current focus is to capitalize upon the potential business opportunities in the areas of national security, document forgery/fraud, brand protection, label fraud and product tampering.

Liquidity and Capital Resources

     As at September 30, 2005, the Company had assets of $543,318, and $51,172 in liabilities.

During the year, the Company has incurred the following expenses:

        Expenditure                                               Amount
        -----------                                           ----------
        Administrative expenses
        -----------------------
        Accounting and audit                                  $   11,363
        Bank charges                                               2,108
        Stock Options                                             24,000
        Consulting fees                              i           440,654
        Financing Fees                               ii           53,508
        Legal fees                                   iii          54,268
        Loss on foreign exchange                     iv            2,159
        Office                                       v            19,289
        Transfer agent's fees                        vi            2,811
        Contributions                                vii          50,000
        Other administrative expenses                             42,380

        Research and development                     viii        153,579
        Interest expense                             ix           12,524
                                                                 -------

        Total expenses                                        $  868,643
                                                              ==========

i.   The Company paid consulting fees to its Chief Executive Officer,  Chairman,
     Chief  Financial  Officer,  a  Director,   and  several  other  independent
     contractors during the year.

ii. The Company incurred expenses related to the sale of its stock sold during the year to certain groups and individuals.

iii. Legal fees of $54,268 were incurred during the year. These fees included activities related to its financing efforts, legal and other filings, patent applications, and other general legal advisory services.

iv. Loss on foreign exchange consists of the difference between the US and Canadian dollar exchange rate on monies expended by the Company in Canadian dollars.

v. Office expenses consist of rent, photocopy, fax and courier expenses and other miscellaneous expenses incurred by the officers of the Company.

vi. During the period, the Company received its annual billing from Nevada Agency and Trust Company for acting as transfer agent for the year in the amount of $2,811.

vii. The Company made a tax-deductible contribution to the Virtual Worlds Consortium, a research membership organization affiliated with the University of Washington's Human Interface Laboratory. The Company joined the Consortium for the purpose of pursuing certain research and partnership arrangements important to the development of its technologies

viii.Research and development fees of $153,579 were paid according to the terms of an independent contractor agreement.

ix.  Interest expense on the note payable to a related party was $12,524.


Results of Operations
---------------------

     The Company has had no revenues from operations since its inception.

Plan of Operation.
-----------------

     The Company has no revenue to date from its operations, and its ability to implement its plans for the future will depend on the future availability of financing. Such financing will be required to enable the Company to develop its technology and acquire new businesses. The Company intends to raise further funds through private placements of the Company's common stock. The financing activities of the Company are current and ongoing, and it will expand and accelerate its marketing program as the timing and amount of financing allow. However, there can be no assurance that the Company will be successful in obtaining additional capital for such technology development and/or business acquisitions from the sale of its capital stock, or in otherwise raising substantial capital.

The Company's cost to continue operations as they are now conducted is approximately $63,000 per month, and the Company has sufficient funds to cover existing operations for approximately five (5) months. However, the Company will need to raise additional funds in order to finance its plans to expand its operations for the next year. The Company intends to raise the required funds by obtaining share capital from outside sources. During the three months ended December 31, 2004, the Company raised $212,000 in additional share capital through the sale of common shares. From January 2005 through September 30, 2005, an additional $1,140,000 was raised through the sale of common shares. The Company plans to raise a minimum of $500,000 and a maximum of $1,300,000 through the sale of common shares in 2006. If the Company is successful in raising additional funds, the Company's research and development efforts will be increased.

The Company plans to purchase up to approximately $20,000 in new equipment to be used primarily as part of its research and development agreement with RatLab LLC.

If the Company is successful in raising additional funds, it intends to hire two to three programmers and/or software engineers to accelerate its research and development program and complete the development of its technology, as well as file patents and initiate marketing of the technology. With the hiring of additional personnel, the Company expects to have a product available for demonstration within the next six months. The Company's software currently is in modular form, and eventually will be developed into software development kits specific to market/application needs. In lieu of such hirings, the Company may contract with certain research organizations to perform development activities on behalf of the Company.

In addition to securing the necessary funds, commercialization of the Company's technology and the availability of a marketable product are dependent upon a number of factors including:

     (i) Securing patent protection for the Company's intellectual property. The Company has filed a patent application on its core technology, and expects to receive notification from the U.S. Patent and Trademark Office before the end of 2006 as to whether a patent will be granted.

     (ii) Development of new applications for the Company's technology and pursuit of new markets and market segments that will utilize the technology.

     (iii) Ongoing patent research and writing relating to the evolution of the Company's technology and its product application(s) as the Company's technology is tested and refined.

In July 2005 the Company became a member of the University of Washington HIT Lab Consortium. The Lab is supported in part by the Virtual Worlds Consortium, a group of over 45 companies or organizations that provide funding and direction to the Lab. These companies include: Advanced Telecommunications Research (ATR), Alias/Wavefront, American Express Company, Armstrong Aeromedical Research Laboratory (AAMRL), Battelle, The Broken Hill Proprietary Company (BHP), Boeing, Chevron Petroleum Technology Company, Change Tools, Eastman Kodak Company, Fluke, Ford Motor Company, Franz, Fujitsu, Hewlett Packard, Hughes, Industrial Technology Research Institute, Intel Corporation, Institute for Information Industry, Kopin Corporation, Lockheed-Martin, Marconi Aerospace Systems Inc., Microsoft, Microvision Inc., Museum of Flight, NBBJ, NEC Corporation, Nike, Omron Corporation, Pentax Corporation, Philips, Reachin Technologies, Rockwell Science Center Inc., Samsung, SensAble Technologies, Sense8/EAI, Sharp
Corporation, Stratos, Sun Microsystems, Tektronix, Telecom Italia, Texas Instruments, U.S. Navy, U.S. West Communications, VisionGate, and Virtual Vision.

Membership in the HIT Lab Consortium enables the Company to conduct specific testing and research projects at the HIT Lab involving its color screening technology. Other potential benefits of membership in the Consortium include academic testing, validation and certification of the Company's technology, recommendations for technology investments and additional applications for the Company's technology, and introductions to strategic partners and prospective customers in the industry.


ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company are included following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The reports of the Company's independent accountants, Madsen & Associates, CPA's Inc., for the financial statements as at September 30, 2003, September 30, 2004, and September 30, 2005 are included herein. To the Company's knowledge, there are no disputes with our auditors.


================================================================================

                        ITEM 8A. CONTROLS AND PROCEDURES

================================================================================

(a)  Evaluation of Disclosure Controls and Procedures
     ------------------------------------------------

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's controls and procedures (as defined in the Securities Act of 1934 Rule 13a-15(e) or Rule 15d-15(e)) as of the end of the Company's Fiscal Year covered by this annual report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10-KSB was being made.

(b)  Changes in Internal Controls
     ----------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

                           ITEM 8B. OTHER INFORMATION

There is no additional information that was not disclosed by the Company through 8K filings throughout the fiscal year.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     The following table sets forth as of September 30, 2005, the name, age, and position of each executive officer and director and the term of office of each director of the Company.


                                                                      Term as
                                                                     Director
Name                   Age             Position Held                   Since
===================== ===== ==================================  ===============
Ronald P. Erickson     62   Chairman of the Board and Director   April 24, 2003
Ralph Brier            54   Chief Executive Officer, President   Aug. 31, 2004
                                        and Director
Terry H. McKay(1)      55   Director                             June 6, 2002
Mary Hethey(2)         55   Chief Financial Officer, Chief       n/a
                             Accounting Officer and Secretary
Jerry D. Goldberg(3)   41   Secretary-Treasurer and Chief        n/a
                             Financial Officer
Ken Turpin             58   Chief Science Officer                n/a


1 On September 13, 2005, the Company accepted the resignation of Terry McKay as a Director of the Company. Mr. McKay's resignation was not due to any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

2 On August 31, 2005, Mary Hethey resigned as Chief Financial Officer, Chief Accounting Officer and Secretary of the Company. Ms. Hethey's resignation was not due to any disagreement with the Company on any accounting matters.

3 On August 24, 2005, Jerry Goldberg was appointed Chief Financial Officer, Secretary and Treasurer.

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

     RONALD P. ERICKSON has been a director and officer of the Company since April 24, 2003. He was appointed President and Chief Executive Officer of the Company on September 29, 2003, and resigned from this position on August 31, 2004 at which time he was appointed Chairman of the Board. Resident in Seattle, he is a seasoned executive with more than 20 years of expertise in the high technology, telecommunications and microcomputer industries. Mr. Erickson was formerly Chairman of Intrinsyc Software Inc., a Vancouver-based publicly-traded company providing proprietary software and solutions which enable the development and networking of intelligent devices such as PDA's. Mr. Erickson is the current chair, and former CEO of eCharge, an electronic payment systems developer, where he played a major role in raising approximately US $100 million in equity capital from major international investors. Mr. Erickson previously was co-founder, Chairman, President and CEO of GlobalTel Resources, Inc., a provider of telecommunication services, messaging and intranet solutions. During

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT - continued

his career Mr. Erickson has also held executive positions at Egghead Software Inc, NBI Inc and MicroRim, Inc. With a law degree from the University of California, Davis, he maintains an active license to practice law in the State of Washington and the District of Columbia.

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

     TERRY H. MCKAY, who had been a director since June 6, 2002, resigned as a director of the Company effective September 13, 2005. Dr. McKay currently practices Dentistry in North Vancouver, BC. Since 1999 he has been a director of Swident, a Swiss dental insurance company, and serves on its Financial Audit Committee. Dr. McKay is past Clinical Director for Knowell Technology and a past Board member of longivitystore.com. Dr. McKay graduated from the University of British Columbia with a B.A. and D.M.D. in 1975. He has practiced Dentistry in
British Columbia and in Seattle, Washington. Dr. McKay's professional memberships include the Canadian Dental Association, B.C. College of Dental Surgeons, Washington State Dental Association, American Academy of Gold Foil Operations and the American Academy of Operative Dentists.

     JERRY D. GOLDBERG was appointed Chief Financial Officer and Secretary/Treasurer on August 31, 2005. He has more than 15 years of experience in financial and operational management of emerging and early-stage companies. Most recently, he was CFO and President of Emanation Software Inc., a start-up software development firm focused on digital media distribution. Prior to that, Mr. Goldberg was Director of Finance for The Ackerley Group, a major publicly-traded media and entertainment firm. He also spent nearly 10 years as CFO and principal of Strategic Capital Corp, an investment banking advisory firm, through which he performed many interim-CFO assignments and was involved in dozens of merger and acquisition and financing transactions. During his career, Mr. Goldberg has also held financial management positions with such companies as AT&T Wireless Services.

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

     To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT - continued

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

                        Audit Committee Financial Expert

     At this time the Company has only two members of its Board of Directors and does not have a member with enough financial expertise to serve on an audit committee. The Company expects to expand its Board to four to five members during fiscal 2006, and also plans to form both an audit as well as a compensation committee.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT - continued

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

     The following table sets forth as at September 30, 2005, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

                                                                    Report to be
Name                  Position                                          Filed
==================    ====================================          ============
Ronald P. Erickson    Chairman of the Board and Director                Form 3

Ralph Brier           CEO, President and Director                       Form 3

Mary Hethey           Former Chief Financial Officer &
                       Secretary Treasurer                              Form 3

Kenneth Turpin        Chief Science Officer                             Form 3

Jerry D. Goldberg     Chief Financial Officer                           Form 3

Terry H. McKay        Former Director                                   Form 3

Since the end of the fiscal year, Mr. Erickson, Mr. Brier, Mr. Goldberg and Mr. Turpin have each filed a Form 3 report.

                                 Code of Ethics

The Company has not as of this filing date implemented a Code of Ethics, but does intend to do so during the first half of 2006.

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

     The following table sets forth compensation paid or accrued by the Company for the last three years ended September 30, 2003, 2004 and 2005 with regard to individuals who served as its Chief Executive Officer during this period. (No executive officers or directors received annual compensation of $100,000 or more during this period.):

               Summary Compensation Table ( 2003, 2004 and 2005)

                                                             Long Term Compensation (US Dollars)
                               Annual Compensation                 Awards           Payouts
                               -------------------           -----------------------------------
           (a)                (b)      (c)       (e)        (f)           (g)         (h)          (i)

                                                Other    Restricted    Options/                 All other
                                               Annual      Stock          SAR        LTIP        compen-
   Name and Principal                           Comp.      awards         (#)       payouts      sation
         position             Year    Salary     ($)        ($)                       ($)          ($)
         --------             ----    ------     ---        ---           ---         ---          ---
Ronald Erickson               2003     -0-     $40,000      -0-           -0-         -0-         $400
Chairman  of the Board and    2004     -0-     $10,000      -0-           -0-         -0-          -0-
Director                      2005      0      $19,445       0             0           0            0

Ralph Brier                   2004     -0-     $10,000      -0-         300,000       -0-          -0-
CEO, President and            2005      0
Director                                       $83,625


        None

Compensation Pursuant to Plans

        None

Pension Table

        None

Other Compensation

All amounts listed under column (e) above are consulting fees paid to the Company's Board members. In the case of Mr. Brier, the consulting arrangement will be converted to salary once the Company has raised additional funds and such funds are domiciled through its offices in Seattle, WA.

Options/Stock Appreciation Rights

     In September 2003, the Company granted stock options to its Chief Financial Officer, Mary Hethey for 25,000 shares of common stock at an exercise price of $1.00 per share, which expired unexercised after she ceased being the Company's CFO. On the date of the grant the fair market value of the shares was $.50.

In August 2005, the Company granted 250,000 stock options to its new Chief Financial Officer, Jerry Goldberg, at $0.75 per share, which options will expire in 2008. On the date of the grant, the fair market value of the shares was $0.75.

Compensation of Directors

     On August 15, 2004 the Company granted stock options to Ralph Brier, President and Director, of 300,000 common shares at $.10 per share, which will expire August 15, 2009. The options will vest at 25,000 shares each quarter starting on August 15, 2004. On the date of the grant the fair market value of the shares was $.50

Termination of Employment

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of the date of the filing of this Form 10K-SB, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.


Name and Address                                      Amount
of Beneficial                        Nature of     of Beneficial     Percent
Owner                              Ownership(1)     Ownership        of Class
_______________________________  ______________  ________________  ____________
1,420,974 8.7 % GROUP INC.
1556 Demsey Road
North Vancouver, BC
Canada V7K 1T1

DIRECTORS and OFFICERS:
Ronald P. Erickson                      Direct        600,000          3.7  %
9437 NE Coral Court
Bainbridge Island, Washington
USA 98110

Ralph Brier                             Direct       300,000(2)        1.8  %
12918 50th Ave Court NW
Gig Harbor, Washington
USA 98332

Jerry Goldberg                          Direct       62,500(3)         0.4  %
4815 91st Avenue SE
Mercer Island, Washington

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         - continued

USA 98040
Ken Turpin                              Direct        510,000          3.1  %
7333 River Road
Delta, BC
Canada V4G 1B1


All Directors and Officers as a
  Group (4 persons)                     Direct        1,472,500        9.02  %
_____________________

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2) Stock options for 300,000 shares of common stock at $0.10 per share, vesting at a rate of 25,000 shares per quarter and expiring on August 15, 2009.

(3) Stock options for 250,000 shares of common stock at 0.75 per share, vesting at a rate of 25% per year and expiring on August 25, 2008.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

     Except as indicated below, there were no material transactions, or series of similar transactions, during the Company's last two fiscal years ended September 30, 2005, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $30,000,and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any mem ber of the immediate family of any of the foregoing persons, has an interest.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) Financial Statements.

     The following financial statements are included in this report:

Title of Document                                                          Page
____________________________________________________________
     Report of Madsen & Associates, Certified Public Accountants ........... 25

     Balance Sheet as at September 30, 2005 ................................ 26

     Statement of Operations for the Year ended September 30, 2005,
       2004 and 2003 ....................................................... 27

     Statement in Changes in Stockholders' Equity for the Years Ended
       September 30, 2005, 2004, and 2003 .................................. 29

     Statement of Cash Flows for the Years Ended September 30, 2005,
       2004 and 2003 ....................................................... 30

     Notes to the Financial Statements ................................ 31 - 33

(a) (2) Financial Statement Schedules

        The following financial statement schedules are included as part of this report:
        None.

(a) (3) Exhibits

     The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated herein by reference, as follows:

3.1  Amended and Restated Articles of Incorporation.

3.2 Bylaws incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed on March 11, 1999.

4.1 2005 Combined Incentive and Non-Qualified Stock Option Plan of the Company, filed as an exhibit to the Company's Registration Statement on Form SB-2 filed on August 1, 2005, File No. 333-127100, and incorporated herein by reference.

10.1 Intellectual Property Agreement dated June 16, 2004 between the Company and Kenneth Turpin, filed as an exhibit to the Company's Registration Statement on Form SB-2 filed on August 1, 2005, File No. 333-127100, and incorporated herein by reference.

10.2 Independent Contractor Agreement dated June 16, 2004 between the Company and eVision Technologies Inc. to provide research and development services with respect to the Company's color technology, filed as an exhibit to the Company's Registration Statement on Form SB-2 filed on August 1, 2005, File No. 333-127100, and incorporated herein by reference.

10.3 Worldwide Licensing Agreement dated April 21, 2005 between the Company and eVision Technologies Inc. granting the Company exclusive rights to the CBN coding system, filed as an exhibit to the Company's Registration Statement on Form SB-2 filed on August 1, 2005, File No. 333-127100, and incorporated herein by reference.

10.4 Letter Agreement dated August 26, 2004 between the Company and Ralph Brier, CEO, regarding CEO compensation package, filed as an exhibit to the Company's Registration Statement on Form SB-2 filed on August 1, 2005, File No. 333-127100, and incorporated herein by reference.

10.5 Letter Agreement dated August 28, 2005 between the Company and Jerry Goldberg regarding CFO compensation package, filed as an exhibit to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed on December 12, 2005, File No. 333-127100, and incorporated herein by reference.

14.1 Code of Ethics. The Company has not implemented a Code of Ethics as of the date of this filing. The Company intends to implement this Code during the first half of 2006

31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(i) Form 8-K filed on February 5, 2004 and incorporated herein by reference, regarding the Company's change of certifying accountants from Sellers & Andersen LLC to Madsen & Associates CPA's Inc.

(ii) Form 8-K filed on September 13, 2004 and incorporated herein by reference, announcing the Intellectual Property Agreement between Kenneth Turpin and the Company signed on June 16, 2004. Also included in that Form 8-K were the resignations of Hans Nasholm as a director and Ronald Erickson as Chief Executive Officer and President of the Company. On August 31, 2004, Ralph Brier was appointed Chief Executive Officer, President and a Director of the Company, Kenneth Turpin was appointed as Chief Science Officer and
     Chair of the Research and Development Committee, and Zack Wickes was appointed Chief Technical Officer. The Form 8-K also announced that the name of the Company was changed to Visualant, Incorporated and was registered with the Secretary of State of Nevada.

(iii)Form 8-K filed on September 2, 2005 and incorporated herein by reference, announcing the resignation of Mary Hethey as Chief Financial Officer, Chief Accounting Officer and Secretary of the Company, and announcing the appointment of Jerry D. Goldberg as the new Chief Financial Officer, Treasurer and Secretary of the Company.

(iv) Form 8-K filed on September 15, 2005 and incorporated herein by reference, announcing the resignation of Terry McKay as a director of the Company.

================================================================================

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

================================================================================

(1)  Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of the Company's annual financial statements and the review included in the Company's Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $8,425.

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $400.

(4)  All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (2) above.

(5)  Audit Committee's Pre-approval Policies and Procedures

At the present time, there are not sufficient directors, officers and employees involved with the Company to make any pre-approval policies meaningful. Once the Company has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)  Audit hours incurred

The principal accountants spent approximately 50 percent of the total hours expended on auditing the Company's financial statements for the most recent fiscal year. The hours were about equal to the hours spent by the Company's internal accountant.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VISUALANT, INCORPORATED
                                                (the "Registrant")



                                            By: /s/ Ralph Brier
                                            ------------------------------------
                                            Ralph Brier
                                            President, Chief Executive Officer
                                            and Director

Date: February 6, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                            By: /s/ Ronald P. Erickson
                                            ------------------------------------
                                            Ronald P. Erickson, Director


Date: February 6, 2006

                                            By: /s/ Jerry D. Goldberg
                                            ------------------------------------
                                            Jerry D. Goldberg
                                            Chief Financial Officer and
                                            Secretary Treasurer
Date: February 5, 2006

================================================================================


MADSEN & ASSOCIATES. CPA's INC.
-------------------------------                           684 East Vine St. #3
Certified Public Accountants and Business Consultants     Murray, Utah 84107
                                                          Telephone 801-268-2632



Board of Directors
Visualant Incorporated
Seattle, Washington

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Visualant Incorporated (development stage company) at September 30, 2005 and the related statement of operations, stockholders' equity, and cash flows for the years ended September 30, 2005 and 2004 and the period October 8, 1998 (date of inception) to September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visualant Incorporated at September 30, 2005 and the results of operations, and cash flows for the years ended September 30, 2005 and 2004 and the period October 8, 1998 (date of inception) to September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

                                             \s\ Madsen & Associates, CPA's Inc.
Salt Lake City, Utah,                        -----------------------------------
January  9, 2006                                 Madsen & Associates, CPA's Inc.

                             VISUALANT INCORPORATED
                           (Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2005



ASSETS
CURRENT ASSETS

         Cash                                                     $ 519,009
                                                              -------------
              Total Current Assets                                  519,009

EQUIPMENT - net of accumulated depreciation                           9,846
LICENSE - net of amortization                                         6,875
                                                              -------------
                                                                  $ 535,730
                                                              =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                               $ 133,410
                                                              -------------
           Total Liabilities                                        133,410
                                                              -------------
STOCKHOLDERS' EQUITY

    Preferred stock
        50,000,000 shares authorized, at $0.001 par value;
        none outstanding                                                  -
    Common stock
        200,000,000 shares authorized, at $0.001 par value;
    16,307,224 shares issued and outstanding                         16,307
    Capital in excess of par value                                3,433,666
    Capital stock subscriptions received                             15,000
    Deficit accumulated during the development stage             (3,062,653)
                                                              -------------
           Total Stockholders' Equity                               402,320
                                                              -------------
           Total Liabilities and Stockholder's Equity             $ 535,730
                                                              =============

   The accompanying notes are an integral part of these financial statements.

                             VISUALANT INCORPORATED
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
           For the Years Ended September 30, 2005 and 2004 and Period
            October 8, 1998 (Date of Inception) to September 30, 2005

                                                  Sept 30        Sept 30      Oct 8 ,1998
                                                     2005           2004   to Sept 30, 2005
                                              -----------    -----------    -----------
REVENUES                                      $      --      $      --      $      --

EXPENSES

     Research & development                       153,579         65,100        218,679
     Administrative                               678,540         40,567      1,578,773
     Compensation - incentive stock options        24,000         24,000         48,000
                                              -----------    -----------    -----------

NET LOSS - from operations                       (856,119)      (129,667)    (1,845,452)

OTHER INCOME & EXPENSES

   Settlement of debt                                --           43,400         43,400
   Interest                                       (12,524)       (75,000)      (106,274)
   Loss of deposit                                   --             --       (1,154,327)
                                              -----------    -----------    -----------
NET LOSS                                      $  (868,643)   $  (161,267)   $(3,062,653)
                                              ===========    ===========    ===========



NET LOSS PER COMMON SHARE

   Basic and diluted                          $      (.05)   $      (.01)
                                              -----------    -----------


AVERAGE  OUTSTANDING SHARES
  (stated in 1,000's)

    Basic                                          16,090         11,506
                                              -----------    -----------
    Diluted                                        17,225         12,641
                                              -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                             VISUALANT INCORPORATED
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Period October 8, 1998 (Date of Inception)
                              to September 30, 2005

                                                                              Capital in
                                                         Common Stock          Excess of   Accumulated
                                                    Shares         Amount      Par Value       Deficit
                                                ----------   ------------   ------------   -----------
Balance October 8,  1998 (date of inception)          --      $      --      $      --     $      --
Issuance of common stock for cash                4,500,000          4,500          4,500          --
   at $.002 - November 20, 1998
Issuance of common stock for cash
at $.01 - November 25, 1998                      6,000,000          6,000         54,000          --
Issuance of common stock for cash
     at $.25 - December 4, 1998                     35,000             35          8,715          --
Capital contributions - expenses                      --             --            3,650          --
Net operating loss for the period
   October 8, 1998 to September 30, 1999              --             --             --         (27,748)
Capital contributions - expenses                      --             --            3,650          --
Net operating loss for the year ended
   September 30, 2000                                 --             --             --         (64,537)
Capital contributions - expenses                      --             --            3,650          --
Net operating loss for the year ended
   September 30, 2001                                 --             --             --          (7,585)
Issuance of common stock for cash at
   $.50 - July 5, 2002                              26,200             26         13,116          --
Net operating loss for the year ended
    September 30, 2002                                --             --             --        (113,475)
Issuance of common stock for cash at
   $.50 - July 2003                                100,000            100         49,900          --
Issuance of common stock for services
   at $.001- June 2003                             150,000            150          --             --
Issuance of common stock as payment
   of debt at $.50 - July 2003                     184,848            185         92,239          --
Refund and return of common shares
         at $.50 - August 2003                     (26,200)           (26)       (13,074)         --
Issuance of common stock for cash
    at $.75 - September 2003                       520,000            520        389,480          --
Net operating loss for the year ended
    September 30, 2003                                --             --             --      (1,819,398)
                                                ----------   ------------   ------------   -----------
Balance September 30, 2003                      11,489,848         11,490        609,826    (2,032,743)
Issuance of common stock for cash
   at $.50 - net of issuance costs -
   August 2004                                     200,000            200         89,800          --
Compensation - incentive stock options                --             --           24,000          --
Net operating loss for the year ended
   September 30, 2004                                 --             --             --        (161,267)

Balance September 30, 2004                      11,689,848         11,690        723,626    (2,194,010)
                                               ===========   ============   ============   ===========

                             VISUALANT INCORPORATED
                           (Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
               For the Period October 8, 1998 (Date of Inception)
                              to September 30, 2005

                                                                      Capital in
                                                   Common Stock        Excess of   Accumulated
                                              Shares        Amount     Par Value       Deficit
                                         -----------   -----------   -----------   -----------
Issuance of common stock for cash
   at $.50 - October to December 2004        424,000           424       211,576          --
Issuance of common stock for debt
   at $.50 -                               2,665,502         2,665     1,330,086          --
Issuance of common stock for license
   at $.75 - April 2005                       10,000            10         7,490
Issuance of common stock for cash
   at $.75 - May and June 2005             1,269,999         1,270       951,230          --
Issuance of common stock for services
   at $.75 - August 2005                      77,875            78        58,328          --
Issuance of common stock for cash
   at $.75 - August 2005                     170,000           170       127,330          --
Compensation - incentive stock options          --            --          24,000          --
Net operating loss for the year ended
   ended September 30, 2005                     --            --            --        (868,643)
                                         -----------   -----------   -----------   -----------
Balance September 30, 2005                16,307,224   $    16,307   $ 3,433,666   $(3,062,653)
                                         ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             VISUALANT INCORPORATED
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
         For the Years Ended September 30, 2005 and 2004 and the Period
            October 8, 1998 (Date of Inception) to September 30, 2005

                                                              Sept 30        Sept 30   Oct 8, 1998 to
                                                                 2005           2004    Sept 30, 2005
                                                          -----------    -----------    -------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                               $  (868,643)   $  (161,267)     $(3,062,653)
Adjustments to reconcile net loss to net
       cash provided by operating activities

          Depreciation and amortization                         3,087           --              3,087
       Issuance of capital stock for expenses                  58,406           --             45,456
          Changes in accounts and notes payable                (5,364)        49,718        1,558,585
          Capital contributions - expenses                       --             --             10,950
          Incentive stock options                              24,000         24,000           48,000
          Loss of deposit                                        --             --          1,154,327
                                                          -----------    -----------    -------------

          Net Changes in Cash from Operations                (788,514)       (87,549)        (242,248)
                                                          -----------    -----------    -------------
CASH FLOWS FROM INVESTING
   ACTIVITIES
         Purchase of equipment                                (12,308)          --            (12,308)
         Purchase of investment - deposit                        --             --         (1,154,327)
                                                          -----------    -----------    -------------
CASH FLOWS FROM FINANCING
   ACTIVITIES

          Capital stock subscriptions received                 15,000           --             15,000
          Net - proceeds from issuance of common  stock     1,292,000        100,000        1,912,892
                                                          -----------    -----------    -------------

   Net Changes  in Cash                                       506,178         12,451          519,009
   Cash at Beginning of Period                                 12,831            380             --
                                                          -----------    -----------    -------------
   Cash at End of Period                                  $  519 ,009    $    12,831    $     519,009
                                                          ===========    ===========    =============

SCHEDULE  OF  NONCASH  FLOWS  FROM  OPERATING AND FINANCING  ACTIVITIES
    Issuance of 77,875 common shares for services                        $    58,406             --
                                                                         -----------    -------------
    Issuance of 2,665,502 common shares for payment of debt                1,332,751             --
                                                                         -----------    -------------
    Capital contributions - expenses                                                           10,950
                                                                                        -------------
OTHER DISCLOSURES
    Interest expense                                           12,524         75,000          106,274
                                                          -----------    -----------    -------------

   The accompanying notes are an integral part of these financial statements.

                             VISUALANT INCORPORATED
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005



1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on October 8, 1998 with the name of "Cigar King Corporation" with authorized common stock of 200,000,000 shares at $.001 par value. On September 13, 2002 the name was changed to "Starberrys Corporation" as part of a change in the authorized capital stock by the addition of 50,000,000 shares of preferred stock with a par value of $.001 and on August 18, 2004 the name was changed to "Visualant Incorporated". There are no preferred shares issued and the terms have not been determined.

The Company has not started any operations and is in the development stage.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Key Employee Incentive Stock Option Plan
----------------------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under APB Opinion No. 25, "Accounting for Stock Issued to Employees." and related interpretations.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

Income Taxes
------------

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

On September 30, 2005 the Company had a net operating loss available for carryforward of $3,062,653. The tax benefit of approximately $ 919,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2025.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due their short term maturities.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk except that it maintains cash in banks in amounts over the insured amounts of $100,000, but or otherwise banks of high integrity.

Research  and  Development  Costs
---------------------------------

Research and development costs, including wages, supplies, depreciation of equipment used in the research activity, and any assigned overhead expense, are expensed as incurred.

Revenue Recognition
-------------------

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

Foreign Currency Translation
----------------------------

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

The Company has a working agreement with a contractor to further develop the technology in which the Company has agreed to pay development costs semi monthly.

4.  COMMON CAPITAL STOCK

During the fiscal year ended September 30, 2005 the Company issued the following private placement common shares of capital stock.

      1,863,999 shares for cash of $1,292,000.
      2,665,502 shares for payment of debt of $1,332,751 of which $1,235,252 was due former related parties.
      10,000 shares for a license.
      77,875 shares for services of $58,406.

Subsequent to September 30, 2005 the Company issued 80,000 common shares for $60,000 on which $15,000 was received before September 30, 2005.

5.   INCENTIVE STOCK OPTIONS

During 2002 the Company granted stock options to related parties of 235,000 shares of common stock at $1.00 per share, which will expire in June and December 2006. On the date of the grants the fair market value of the shares was $.50.

On August 15, 2004 the Company granted incentive stock options, to a related party, to purchase 300,000 common shares at $.10 per share, which will expire August 15, 2009. The options will vest at 25,000 shares each quarter starting on August 15, 2004. On the date of grant the fair market value of the shares was $.50.

During August 2005 the Company granted incentive stock options to related parties to purchase 600,000 common shares at $.75 per share, which will expire August 2009. On the date of the grants the fair market value was $.75.

None of the options had been exercised by the report date.

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under the intrinsic value method as provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." and related interpretations.

The Company applies the intrinsic value method in accounting for its compensation based stock options. If the Company had measured the options under the fair value based method the net pro-forma operating loss and loss per share amounts for the year ended September 30, 2005 would not have been materially different.

6.   SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors and key consultants have acquired 18 % of the outstanding common stock and have received the stock options outlined in note 5.

7.   CANCELLATION OF AGREEMENT TO PURCHASE SHARES OF SCI

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

8.   GOING CONCERN

The Company does not have the working capital for any future planned activity which raises substantial doubt about its ability to continue as a going concern.

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