Form 10QSB
period 2005-12-31
Visualant, INC
filed 2006-02-22
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2005


( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

         For the transition period from ____________ to_________________

                         Commission File number 0-25541

                              VISUALANT, INCORPORATED
               ---------------------------------------------------------
                (Exact name  of  registrant  as  specified  in  charter)

               Nevada                                            91-1948357
--------------------------------------------------------------------------------
(State  or  other  jurisdiction  of                          (I.R.S.  Employer
incorporation  or  organization)                             Identification No.)

Suite  406,  500  Union  Street,
Seattle,  Washington  USA                                                 98101
--------------------------------------------------------------------------------
(Address  of principal executive offices)                           (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class                         Outstanding  as  of  December  31,  2005
      ----------                       ------------------------------------
Common  Stock,  $0.001 per share                      16,387,224

                                      INDEX

                                                                            Page
                                                                          Number
                                                                         -------
PART 1                     FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited) 3

     Balance Sheet as 0f December 31, 2005 and September 30, 2005 .......... 4

     Statement of Operations  For the three months ended  December 31,
     2005 and 2004,  and for the period from  October 8, 1998 (Date of
     Inception) to December 31, 2005 ....................................... 5

     Statement  of  Changes  in  Stockholders'  Equity  For the period
     October 8, 1998 (Date of  Inception) to December 31, 2005 ............. 6

     Statement of Cash Flows For the three  months ended  December 31,
     2005 and 2004 and for the  period  from  October 8, 1998 (Date of
     Inception) to December 31, 2005 ....................................... 8

     Notes to the Financial Statements ..................................... 9

ITEM 2 Management's Discussion and Analysis or Plan of Operation .......... 14

ITEM 3. Controls and Procedures ........................................... 19

PART 11. OTHER INFORMATION ................................................ 20

ITEM 1. Legal Proceedings ................................................. 20

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds........ 20

ITEM 3. Defaults Upon Senior Securities ................................... 20

ITEM 4. Submission of Matters to a Vote of Security Holders ............... 20

ITEM 5. Other Information ................................................. 20

ITEM 6. Exhibits and Reports on Form 8-K .................................. 21

SIGNATURES ................................................................ 22

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheet of Visualant, Incorporated (development stage company) at December 31, 2005 and September 30, 2005 and the statement of operations for the three months ended December 31, 2005 and 2004 and statement of cash flow for the three months ended December 31, 2005 and 2004 and for the period from October 8, 1998 (date of incorporation) to December 31, 2005, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2005 are not necessarily indicative of the results that can be expected for the year ending September 30, 2006.

                             VISUALANT, INCORPORATED
                           (Development Stage Company)
                                  BALANCE SHEET
                    December 31, 2005 and September 30, 2005

                                                               DECEMBER      SEPTEMBER
                                                               31,2005        30,2005
                                                             -----------  -----------
ASSETS
CURRENT ASSETS
    Cash                                                     $   343,765  $   519,009
    Accounts receivable - related party                             --           --
                                                             -----------  -----------
Total Current Assets                                             343,765      519,009
                                                             -----------  -----------
EQUIPMENT - net of accumulated depreciation                        9,138        9,846

LICENSE - net of amortization                                      6,875        6,875

                                                             $   359,778  $   535,730
                                                             ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
    Note payable - related party                             $      --           --
    Accrued interest payable - related party                        --           --
    Accounts payable - related parties                              --           --
    Accounts payable                                             140,304       33,410
                                                             -----------  -----------
         Total Current Liabilities                               140,304      133,410
                                                             -----------  -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)

    Preferred stock
        50,000,000 shares authorized, at $0.001 per share;
        none outstanding
    Common stock
        200,000,000 shares authorized, at  $0.001 par value;
        16,387,224 shares issued and outstanding                  16,387       16,307
    Capital in excess of par value                             3,493,666    3,458,666
    Deficit accumulated during the development stage          (3,290,579)  (3,062,653)
                                                             -----------  -----------
          Total Stockholders' Equity (Deficiency)                219,474      402,320
                                                             -----------  -----------
            TOTAL LIABILITIES & EQUITY                       $   359,778  $   535,730
                                                             ===========  ===========

    The accompanying notes are an integral part of these financial statements

                             VISUALANT, INCORPORATED
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS

        For the Three Months Ended December 31, 2005 and 2004 and Period
             October 8,1998 (Date of Inception) to December 31, 2005


                                           Three          Three       October 8,
                                          Months         Months        1998
                                           Ended          Ended          to
                                     December 31,   December 31,    December 31,
                                            2005            2004            2005
                                     -----------     -----------     -----------
REVENUES                             $      --       $      --       $      --
                                     -----------     -----------     -----------

EXPENSES
    Research and development              37,200          55,800         255,879
    Administrative                       190,745          26,940       1,769,518
    Compensation-incentive option           --             6,000          48,000
                                     -----------     -----------     -----------

NET LOSS - before other
          Income & expenses             (227,945)        (88,740)     (2,073,397)
OTHER INCOME AND
       EXPENSES
    Settlement of debt                      --              --            43,400
    Interest                                  19         (12,500)       (106,255)
    Loss of deposit - note 7                --              --        (1,154,327)
                                     -----------     -----------     -----------

NET LOSS                             $  (227,926)    $  (101,240)    $(3,290,579)
                                     ===========     ===========     ===========
NET LOSS PER COMMON SHARE

    Basic and diluted                $      (.01)    $      --
                                     ===========     ===========
AVERAGE OUTSTANDING SHARES
    (stated in 1000,s)

    Basic                                 16,347          12,864
                                     ===========     ===========


The accompanying notes are an integral part of these financial statements

                             VISUALANT INCORPORATED
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Period October 8, 1998 (Date of Inception)
                              to December 31, 2005

                                                                             Capital in
                                                          Common Stock         Excess of    Accumulated
                                                     Shares        Amount      Par Value       Deficit
                                                ----------   ------------   ------------   ------------
Balance October 8,  1998 (date of inception)          --      $      --      $      --      $      --
Issuance of common stock for cash                4,500,000          4,500          4,500           --
   at $.002 - November 20, 1998
Issuance of common stock for cash
at $.01 - November 25, 1998                      6,000,000          6,000         54,000           --
Issuance of common stock for cash
     at $.25 - December 4, 1998                     35,000             35          8,715           --
Capital contributions - expenses                      --             --            3,650           --
Net operating loss for the period
   October 8, 1998 to September 30, 1999              --             --             --          (27,748)
Capital contributions - expenses                      --             --            3,650           --
Net operating loss for the year ended
   September 30, 2000                                 --             --             --          (64,537)
Capital contributions - expenses                      --             --            3,650           --
Net operating loss for the year ended
   September 30, 2001                                 --             --             --           (7,585)
Issuance of common stock for cash at
   $.50 - July 5, 2002                              26,200             26         13,116           --
Net operating loss for the year ended
    September 30, 2002                                --             --             --         (113,475)
Issuance of common stock for cash at
   $.50 - July 2003                                100,000            100         49,900          --
Issuance of common stock for services
   at $.001- June 2003                             150,000            150           --             --
Issuance of common stock as payment
   of debt at $.50 - July 2003                     184,848            185         92,239           --
Refund and return of common shares
         at $.50 - August 2003                     (26,200)           (26)       (13,074)          --
Issuance of common stock for cash
    at $.75 - September 2003                       520,000            520        389,480           --
Net operating loss for the year ended
    September 30, 2003                                --             --             --       (1,819,398)
                                                ----------   ------------   ------------   ------------
Balance September 30, 2003                      11,489,848         11,490        609,826     (2,032,743)
Issuance of common stock for cash
   at $.50 - net of issuance costs -
   August 2004                                     200,000            200         89,800           --
Compensation - incentive stock options                --             --           24,000           --
Net operating loss for the year ended
   September 30, 2004                                 --             --             --         (161,267)
Balance September 30, 2004                      11,689,848         11,690        723,626     (2,194,010)




                             VISUALANT INCORPORATED
                           (Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
               For the Period October 8, 1998 (Date of Inception)
                              to December 31, 2005


                                                                            Capital in
                                                          Common Stock         Excess of    Accumulated
                                                     Shares        Amount      Par Value       Deficit
                                                ----------   ------------   ------------   ------------
Issuance of common stock for cash
   at $.50 - October to December 2004              424,000            424        211,576           --
Issuance of common stock for debt
   at $.50 -                                     2,665,502          2,665      1,330,086           --
Issuance of common stock for license
   at $.75 - April 2005                             10,000             10          7,490
Issuance of common stock for cash
   at $.75 - May and June 2005                   1,269,999          1,270        951,230           --
Issuance of common stock for services
   at $.75 - August 2005                            77,875             78         58,328           --
Issuance of common stock for cash
   at $.75 - August 2005                           170,000            170        127,330           --
Compensation - incentive stock options               --              --           24,000           --
Net operating loss for the year ended
   ended September 30, 2005                          --             --             --          (868,643)
Balance September 30, 2005                      16,307,224    $    16,307    $ 3,433,666   $ (3,062,653)
                                               ===========   ============   ============   ============
Issuance of common stock for cash
   at $.75 - November 2005                          80,000             80         60,000           --
Balance December 31, 2005                       16,387,224    $    16,387    $ 3,493,666   $ (3,290,579)
                                               ===========   ============   ============   ============


       The accompanying notes are an integral part of these financial statements

                             VISUALANT, INCORPORATED
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
      For the three months ended December 31, 2005 and 2004 and the Period
            October 8, 1998 (Date of Inception) to December 31, 2005

                                                                                   Oct 8, 1998
                                                                                        to
                                                     December 31    December 31    December 31,
                                                            2005           2004           2005
                                                     -----------    -----------    -----------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                          $  (227,926)   $  (101,240)   $(3,290,579)
Adjustments to reconcile net loss to net
       cash provided by operating activities

          Depreciation and amortization                      708           --            3,795
       Issuance of capital stock for expenses               --             --           45,456
          Changes in accounts and notes payable            6,974     (1,426,222)     1,565,559
          Capital contributions - expenses                  --             --           10,950
          Incentive stock options                           --            6,000         48,000
          Loss of deposit                                   --             --        1,154,327
                                                     -----------    -----------    -----------
          Net Changes in Cash from Operations           (220,244)    (1,521,462)      (462,492)
                                                     -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of equipment                                --          (15,700)       (28,008)
       Purchase of investment - deposit                     --             --       (1,154,327)
                                                     -----------    -----------    -----------
                                                            --          (15,700)    (1,182,335)
CASH FLOWS FROM FINANCING
   ACTIVITIES
              Capital stock subscriptions received          --             --           15,000
          Net - proceeds from issuance of
                common  stock                             45,000      1,544,751      1,957,892
                                                     -----------    -----------    -----------
   Net Changes  in Cash                                 (175,244)         7,589         343765
   Cash at Beginning of Period                           519,009         12,831           --
                                                     -----------    -----------    -----------
   Cash at End of Period                             $   343,765    $    20,420    $   343,765
                                                     ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements

                             VISUALANT INCORPORATED
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on October 8, 1998 with the name of "Cigar King Corporation" with authorized common stock of 200,000,000 shares at $.001 par value. On September 13, 2002 the name was changed to "Starberrys Corporation" as part of a change in the authorized capital stock by the addition of 50,000,000 shares of preferred stock with a par value of $.001. On August 18, 2004 the name of the Company was changed to "Visualant Incorporated". There are no preferred shares issued and the terms have not been determined.

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

On September 30, 2005 the Company had a net operating loss available for carryforward of $3,290,579. The tax benefit of approximately $ 987,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2025.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due to their short term maturities.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk except that it maintains cash in banks in amounts over the insured amounts of $100,000, but are otherwise banks of high integrity.

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

The Company has a working agreement with a contractor to further develop the technology in which the Company has agreed to pay development costs on a semi monthly basis.

4.  COMMON CAPITAL STOCK

During the 12-month period ended December 31, 2005, the Company issued the following common shares of capital stock.

          1,863,999  shares for cash of $1,292,000 as part of a private offering of the Company's stock.
          2,665,502 shares for payment of debt of $1,332,751 of which $1,235,252 was due former related parties.
          10,000 shares for a license.
          77,875 shares for services of $58,406.
          80,000 shares for cash of $60,000 as part of a private offering.


5. INCENTIVE STOCK OPTIONS

During 2002 the Company granted stock options to related parties of 235,000 shares of common stock at $1.00 per share, which will expire in June and December 2006. On the date of the grants the fair market value of the shares was $.50 per share.

On August 15, 2004 the Company granted incentive stock options, to a related party, to purchase 300,000 common shares at $.10 per share, which will expire August 15, 2009. The options will vest at 25,000 shares each quarter starting on August 15, 2004. On the date of grant the fair market value of the shares was $.50 per share.

During August 2005 the Company granted incentive stock options to related parties to purchase 600,000 common shares at $.75 per share, which will expire August 2009. On the date of the grants the fair market value of the shares was $.75 per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

The Company was incorporated on October 8, 1998 under the laws of the State of Nevada. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 shares of Preferred Stock with such terms as will be specified by the Board of Directors at the time it acts to create a specific series of the Preferred Stock to be issued. As of December 31, 2005 there were 16,387,224 Common Shares and no Preferred Shares outstanding.

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

RISK  FACTORS

There are certain inherent risks which will have an effect on the Company's development in the future and some of these risk factors are noted below but are not all encompassing since there may be others unknown to management at the present time which might have an impact on the future on the development of the Company.

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


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

     As of December 31, 2005, the Company had assets of $359,858, and $35,641 in liabilities.

During the quarter, the Company has incurred the following expenses:

     Expenditure                                 Amount
     --------------------------------------------------
     Administrative expenses
     -----------------------
     Bank charges                                   346
     Consulting fees                 i          159,005
     Legal fees                      ii          11,974
     Office                          iii          5,313
     Other administrative expenses               14,107
     Research and development        iv          37,200
     Interest expense                               (19)
                                              ---------
     Total expenses                           $ 227,926
                                              =========



i. The Company paid consulting fees to its Chief Executive Officer, Chief Financial Officer, a Director, and several other independent contractors during the quarter.
ii. Legal fees of $11,974 were incurred during the year. These fees included activities related to its, legal and other filings, and other general legal advisory services.
iii. Office expenses consist of rent, photocopy, fax and courier expenses and other miscellaneous expenses incurred by the officers of the Company.
iv. Research and development fees of $37,200 were paid according to the terms of an independent contractor agreement.


ITEM 3. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's controls and procedures (as defined in the Securities Act of 1934 Rule 13a-15(e) or Rule 15d-15(e)) as of the end of the Company's quarter ending December 31, 2005 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being made.

(b)      Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that could materially affect, or is reasonably likely to materially affect, the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold 80,000 shares of common stock in November 2005, for $60,000 in cash. Proceeds will be used for general corporate purposes.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not  Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

The exhibits filed herewith as required by Item 601 of Regulation S-B, are as follows:

     (a)  Exhibits

31.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1 Certificate Pursuant to 18 U.S.C Section 1350 signed by the Chief Executive Officer

32.2 Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             VISUALANT, INCORPORATED
                        (FORMERLY STARBERRYS CORPORATION)
                                  (Registrant)


                        By: /s/  Ralph Brier
                        -----------------------------------------
                        Ralph Brier
                        Chief Executive Officer, President,
                        and Director

Date:   February 20,  2006





                       By: /s/ Jerry D. Goldberg
                       -------------------------------------------
                       Jerry D. Goldberg
                       Chief Financial Officer, and Secretary Treasurer

Date:   February  20,  2006

Exhibit  31.1

                            CERTIFICATION PURSUANT TO
                SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

I,  Ralph  Brier,  certify  that:

1. I have reviewed this quarterly report on form 10-QSB of Visualant, Incorporated.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

     C)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 20, 2006

                      /s/ Ralph  Brier
                      -------------------------------------------
                      Ralph  Brier
                      Chief  Executive Officer, President and Director

Exhibit  31.2

                            CERTIFICATION PURSUANT TO
                SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

I,  Jerry D. Goldberg,  certify  that:

1. I have reviewed this quarterly report on form 10-QSB of Visualant, Incorporated.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 20 , 2006


                       /s/ Jerry D. Goldberg
                       -------------------------------------------------
                       Jerry D. Goldberg
                       Chief  Financial  Officer
                       and  Secretary  Treasurer

Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visualant, Incorporated on Form 10-QSB for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ralph Brier, Chief Executive Officer, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                       /s/  Ralph Brier
                       -------------------------------------------------
                       Ralph Brier
                       Chief  Executive  Officer,  President  and  Director

Date:  February 20,  2006




Exhibit  32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Visualant, Incorporated on Form 10-QSB for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jerry Goldberg, Chief Financial Officer and Secretary Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                       /s/ Jerry D. Goldberg
                       ---------------------------------------------
                       Jerry D. Goldberg
                       Chief Financial Officer and Secretary-Treasurer

Date:  February 20,  2006