Form 10QSB
period 2006-03-31
Visualant, INC
filed 2006-05-12
CIK 1074828

________________________________________________________________________________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006


( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

           For the transition period from ____________ to ____________

                         Commission File number 0-25541

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

                                  206-903-1351
             -------------------------------------------------------
               Registrant's telephone number, including area code

                                       N/A
      --------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

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

             Class                         Outstanding  as  of  March  31,  2006
--------------------------------------------------------------------------------
   Common  Stock,  $0.001 per share                      16,387,224
                                                         ==========

                                      INDEX


                                                                           Page
                                                                          Number
                                                                         -------
PART 1     FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited) .................................. 4

Balance Sheet as of March 31, 2006 and December 31, 2005 .................. 4

  Statement of Operations For the three months ended March 31, 2006 and 2005,  and for the  period  from  October  8,  1998  (Date of
  Inception) to March 31, 2006 ............................................ 5

  Statement  of  Changes  in  Stockholders'  Equity  For the period
  October 8, 1998 (Date of Inception) to March 31, 2006 ................6 - 7

  Statement of Cash Flows For the three months ended March 31, 2006 and  2005  and for the  period  from  October  8,  1998  (Date of
  Inception) to March 31, 2006 ............................................ 8

  Notes to the Financial Statements ....................................... 9

ITEM 2 Management's Discussion and Analysis or Plan of Operation ......... 14

ITEM 3. Controls and Procedures .......................................... 20

PART 11.     OTHER INFORMATION ........................................... 21

ITEM 1.  Legal Proceedings ............................................... 21

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds ..... 21

ITEM 3.  Defaults Upon Senior Securities ................................. 21

ITEM 4.  Submission of Matters to a Vote of Security Holders ............. 21

ITEM 5.  Other Information ............................................... 21

ITEM 6.  Exhibits and Reports on Form 8-K ................................ 21

SIGNATURES ............................................................... 22

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Visualant, Incorporated (development stage company) at March 31, 2006 and December 31, 2005 and the statement of operations for the three months ended March 31, 2006 and 2005 and statement of cash flow for the three months ended March 31, 2006 and 2005 and for the period from October 8, 1998 (date of incorporation) to March 31, 2006, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending September 30, 2006.

                             VISUALANT, INCORPORATED
                           (Development Stage Company)
                                  BALANCE SHEET
                        March 31, 2006 and March 31, 2005

                                                        MARCH 31,2006  MARCH 31,2005
                                                          -----------    -----------
                                     ASSETS

CURRENT ASSETS
    Cash                                                  $    45,047    $    35,947
    Accounts receivable - related party                          --             --
                                                          -----------    -----------
Total Current Assets                                           45,047         35,947
                                                          -----------    -----------
EQUIPMENT - net of accumulated depreciation                     9,846         11,168

LICENSE - net of amortization                                   6,875           --

                                                          $    61,768    $    47,115
                                                          ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
    Note payable - related party                          $      --             --
    Accrued interest payable - related party                     --             --
    Accounts payable - related parties                           --      $    10,053
    Accounts payable                                           44,261         29,214
                                                          -----------    -----------
         Total Current Liabilities                             44,261         39,267
                                                          -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)

    Preferred stock
        50,000,000 shares authorized, at $0.001
        per share; none outstanding
    Common stock
        200,000,000 shares authorized, at  $0.001 par
        value; 16,387,224 shares issued and outstanding        16,387         14,779
    Capital in excess of par value                          3,493,666      2,397,289
    Deficit accumulated during the development stage       (3,492,546)    (2,404,220)
                                                          -----------    -----------
          Total Stockholders' Equity (Deficiency)              17,507          7,848
                                                          -----------    -----------
            TOTAL LIABILITIES & EQUITY                    $    61,768    $    47,115
                                                          ===========    ===========

    The accompanying notes are an integral part of these financial statements

                             VISUALANT, INCORPORATED
                           (Development Stage Company)

                             STATEMENT OF OPERATIONS

          For the Three Months Ended March 31, 2006 and 2005 and Period
              October 8,1998 (Date of Inception) to March 31, 2006

                                        Three           Three       October 8,
                                        Months         Months         1998
                                        Ended          Ended           to
                                      March 31,      March 31,      March 31,
                                        2006           2005           2006
                                    -----------    -----------    -----------
REVENUES                            $      --      $      --      $      --
                                    -----------    -----------    -----------
EXPENSES
    Research and development            138,732         37,822        394,611
    Administrative                      101,476         71,148      1,870,994
    Compensation-incentive option          --             --           48,000
                                    -----------    -----------    -----------

NET LOSS - before other
    Income & expenses                  (240,208)      (108,970)    (2,313,605)
OTHER INCOME AND EXPENSES
    Settlement of debt                     --             --           43,400
    Interest                               --             --         (106,255)
    Loss of deposit - note 7               --             --       (1,154,327)
                                    -----------    -----------    -----------

NET LOSS                            $  (240,208)   $  (108,970)   $(3,530,787)
                                    ===========    ===========    ===========
NET LOSS PER COMMON SHARE

    Basic and diluted               $      (.01)   $      (.01)
                                    ===========    ===========
AVERAGE OUTSTANDING SHARES
    (stated in 1000,s)

    Basic                                16,347         14,779
                                    ===========    ===========


The accompanying notes are an integral part of these financial statements

                             VISUALANT INCORPORATED
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Period October 8, 1998 (Date of Inception)
                                to March 31, 2006

                                                                                Capital in
                                                         Common Stock           Excess of     Accumulated
                                                     Shares         Amount      Par Value       Deficit
                                                 ------------  -------------  -------------  -------------
Balance October 8,  1998 (date of inception)             --      $      --      $      --      $      --
Issuance of common stock for cash                   4,500,000          4,500          4,500           --
   at $.002 - November 20, 1998
Issuance of common stock for cash
at $.01 - November 25, 1998                         6,000,000          6,000         54,000           --
Issuance of common stock for cash
     at $.25 - December 4, 1998                        35,000             35          8,715           --
Capital contributions - expenses                         --             --            3,650           --
Net operating loss for the period
   October 8, 1998 to September 30, 1999                 --             --             --          (27,748)
Capital contributions - expenses                         --             --            3,650           --
Net operating loss for the year ended
   September 30, 2000                                    --             --             --          (64,537)
Capital contributions - expenses                         --             --            3,650           --
Net operating loss for the year ended
   September 30, 2001                                    --             --             --           (7,585)
Issuance of common stock for cash at
   $.50 - July 5, 2002                                 26,200             26         13,116           --
Net operating loss for the year ended
    September 30, 2002                                   --             --             --         (113,475)
Issuance of common stock for cash at
   $.50 - July 2003                                   100,000            100         49,900           --
Issuance of common stock for services
   at $.001- June 2003                                150,000            150           --             --
Issuance of common stock as payment
   of debt at $.50 - July 2003                        184,848            185         92,239           --
Refund and return of common shares
         at $.50 - August 2003                        (26,200)           (26)       (13,074)          --
Issuance of common stock for cash
    at $.75 - September 2003                          520,000            520        389,480           --
Net operating loss for the year ended
    September 30, 2003                                   --             --             --       (1,819,398)
                                                 ------------  -------------  -------------  -------------
Balance September 30, 2003                         11,489,848         11,490        609,826     (2,032,743)
Issuance of common stock for cash
   at $.50 - net of issuance costs -
   August 2004                                        200,000            200         89,800           --
Compensation - incentive stock options                   --             --           24,000
Net operating loss for the year ended
   September 30, 2004                                    --             --             --         (161,267)

Balance September 30, 2004                         11,689,848         11,690        723,626     (2,194,010)
                                                 ============  =============  =============  =============




                             VISUALANT INCORPORATED
                           (Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
               For the Period October 8, 1998 (Date of Inception)
                                to March 31, 2006


                                                                                Capital in
                                                           Common Stock         Excess of     Accumulated
                                                     Shares         Amount      Par Value        Deficit
                                                 ------------  -------------  -------------  -------------
Issuance of common stock for cash
   at $.50 - October to December 2004                 424,000            424        211,576           --
Issuance of common stock for debt
   at $.50 -                                        2,665,502          2,665      1,330,086           --
Issuance of common stock for license
   at $.75 - April 2005                                10,000             10          7,490
Issuance of common stock for cash
   at $.75 - May and June 2005                      1,269,999          1,270        951,230           --
Issuance of common stock for services
   at $.75 - August  2005                              77,875             78         58,328           --
Issuance of common stock for cash
   at $.75 - August 2005                              170,000            170        127,330           --
Compensation - incentive stock options                   --             --           24,000           --
Net operating loss for the year ended
   ended September 30, 2005                              --             --              --        (868,643)
Balance September 30, 2005                         16,307,224       $ 16,307    $ 3,433,666   $ (3,062,653)
Issuance of common stock for cash                ============  =============  =============  =============
   at $.75 - November 2005                             80,000             80         59,920           --
Net operating loss for the quarter
   ended December 31, 2005                               --             --             --         (227,926)
Balance December 31, 2005                          16,387,224       $ 16,387    $ 3,493,656   $ (3,290,579)
Net operating loss for the quarter               ============  =============  =============  =============
   Ended March 31, 2006                                   --             --             --        (240,208)
Balance March 31, 2006                             16,387,224       $ 16,387    $ 3,493,656   $ (3,530,787)
                                                 ============  =============  =============  =============

    The accompanying notes are an integral part of these financial statements

                             VISUALANT, INCORPORATED
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
        For the three months ended March 31, 2006 and 2005 and the Period
              October 8, 1998 (Date of Inception) to March 31, 2006

                                                                                 Oct 8, 1998
                                                                                      to
                                                      March 31       March 31       March 31
                                                       2006           2005           2006
                                                 -------------  -------------  -------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                        $  (240,208)   $  (210,210)   $(3,530,787)
Adjustments to reconcile net loss to net
     cash provided by operating activities

     Depreciation and amortization                        --            1,140          4,513
     Issuance of capital stock for expenses               --             --           45,456
     Changes in accounts and notes payable              58,510        (99,506)     1,570,559
     Capital contributions - expenses                     --             --           10,950
     Incentive stock options                              --           12,000         48,000
     Loss of deposit                                      --             --        1,154,327
                                                 -------------  -------------  -------------

     Net Changes in Cash from Operations              (298,718)      (296,576)      (696,982)
                                                 -------------  -------------  -------------
CASH FLOWS FROM INVESTING
   ACTIVITIES
     Purchase of equipment                                --          (12,308)       (28,008)
     Purchase of investment - deposit                     --             --       (1,154,327)
                                                          --          (12,308)    (1,182,335)
CASH FLOWS FROM FINANCING ACTIVITIES
   Capital stock subscriptions received                   --          120,000         15,000
   Net - proceeds from issuance of common  stock          --          212,000      1,957,892
                                                 -------------  -------------  -------------
   Net Changes  in Cash                               (298,718)         7,589         45,047
   Cash at Beginning of Period                         343,765         12,831           --
                                                 -------------  -------------  -------------
   Cash at End of Period                           $    45,047    $    20,420    $    45,047
                                                 =============  =============  =============

   The accompanying notes are an integral part of these financial statements

                             VISUALANT INCORPORATED
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006



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

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

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

                             VISUALANT INCORPORATED
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2006



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

On March 31, 2006 the Company had a net operating loss available for carryforward of $3,530,787. The tax benefit of approximately $1,059,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2025.

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

                             VISUALANT INCORPORATED
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2006



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

                             VISUALANT INCORPORATED
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2006



4. COMMON CAPITAL STOCK

During the fiscal year ended September 30, 2005, the Company issued the following common shares of capital stock.

     1,863,999 shares for cash of $1,292,000 as part of a private offering of the Company's stock.
     2,665,502 shares for payment of debt of $1,332,751 of which $1,235,252 was due former related parties.
     10,000 shares for a license.
     77,875 shares for services of $58,406.

During the quarter ended December 31, 2005, the Company issued 80,000 common shares for cash of $60,000.

Subsequent to March 31, 2006, the Company issued 50,000 common shares to consultants for services to be rendered.


5. INCENTIVE STOCK OPTIONS

During 2002 the Company granted stock options to related parties of 235,000 shares of common stock at $1.00 per share, which will expire in June and December 2006. On the date of the grants, the fair market value of the shares was $.50 per share.

On August 15, 2004 the Company granted incentive stock options, to a related party, to purchase 300,000 common shares at $.10 per share, which will expire August 15, 2009. The options will vest at 25,000 shares each quarter starting on August 15, 2004. On the date of grant the fair market value of the shares was $.50 per share.

During August 2005 the Company granted incentive stock options to related parties to purchase 600,000 common shares at $.75 per share, which will expire August 2009. On the date of the grants, the fair market value of the shares was $.75 per share.

During the first two quarters of fiscal 2006, the Company issued stock options to purchase 406,000 common shares at $0.75, which will expire in March 2010 to certain consultants involved in research and development for the Company.

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

The Company applies the intrinsic value method in accounting for its compensation based stock options. If the Company had measured the options under the fair value based method the net pro-forma operating loss and loss per share amounts for the year ended March 31, 2006 would not have been materially different.

                           VISUALANT INCORPORATED
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2006



6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers, directors and key consultants have acquired 18% of the outstanding common stock and have received the stock options outlined in note 5.

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

On  December  16,  2005 the  Company  entered  into a research  and  development contract with RatLab LLC, a privately-owned research laboratory in Seattle, Washington. The contract calls for monthly payments by the Company to RatLab LLC for an initial research Phase 1 and 2, expected to last approximately six months through June 2006. The contract also includes provisions for extending the payments and research agreement for multiple phases, which could extend in excess of one year. Under the contract, RatLab will perform research and development using the Company's existing intellectual property, as well as newly-developed research and technologies in order to assist the Company with the commercialization of its core technologies in the areas of brand and forgery protection, homeland security, medical diagnostics, and color-based file creation and matching.

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

The Company's cost to continue operations as they are now conducted is approximately $60,000 per month, and the Company has sufficient funds to cover existing operations for approximately two (2) months. The Company will need to raise additional funds in order to continue its existing operations as well as to finance its plans to expand its operations for the next year. The Company intends to raise the required funds by obtaining share capital from outside sources. During the three months ended December 31, 2004, the Company raised $212,000 in additional share capital through the sale of common shares. From January 2005 through September 30, 2005, an additional $1,140,000 was raised through the sale of common shares. The Company plans to raise a minimum of $500,000 and a maximum of $1,300,000 through the sale of common shares in 2006. If the Company is successful in raising additional funds, the Company's research and development efforts will be increased.

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

The Company has incurred a cumulative net loss for the period from October 8, 1998 (date of inception) to March 31, 2006 of $3,530,787. As a result of these losses and negative cash flows from operations, the Company's ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability.

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

3. Some of the present shareholders have acquired shares at extremely low prices

Some of the present shareholders have acquired shares at prices ranging from $0.001 to $0.25 per share, whereas other shareholders have purchased their shares at $0.50 and $0.75 per share. In addition, the Company has issued 300,000 incentive stock options to a related party at $0.10 per share exercisable in whole or in part on or before August 15, 2009.

4. Future issuance of stock options, warrants and/or rights will have a diluting factor on existing and future shareholders

The grant and exercise of stock options, warrants or rights to be issued in the future would likely result in a dilution of the value of the Company's common shares for all shareholders. The Company has established a Non-Qualified Stock Option Plan and may in the future issue further stock options to officers, directors and consultants which will dilute the interest of the existing and future shareholders. Moreover, the Company may seek authorization to increase the number of its authorized shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

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

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Company's shares are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

Liquidity and Capital Resources

As of March 31, 2006, the Company had assets of $61,768, and $44,261 in liabilities.

During the quarter, the Company has incurred the following expenses:

           Expenditure                                             Amount
           ----------------------------                        ----------
           Administrative expenses
           -----------------------
           Bank charges                                               737
           Consulting fees                            i            72,245
           Legal fees                                 ii           10,000
           Office                                     iii           4,639
           Other administrative expenses                            8,780
           Accounting fees                            iv            5,075
           Research and development                   v           138,732
                                                              -----------
           Total expenses                                     $   240,208
                                                              ===========

     i. The Company paid consulting fees to its Chief Executive Officer, Chief Financial Officer, a Director, and several other independent contractors during the quarter.

     ii. Legal fees of $10,000 were incurred during the quarter. These fees included activities related to its legal and other filings, and other general legal advisory services.

     iii. Office expenses consist of rent, photocopy, fax and courier expenses and other miscellaneous expenses incurred by the officers of the Company.

     iv. Accounting fees were incurred during the quarter to pay for the Company's 2005 fiscal audit.

     v. Research and development fees of $138,732 were paid according to the terms of an independent contractor agreement and remaining fees under the Company's prior research contracts.



ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures
     ------------------------------------------------

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's controls and procedures (as defined in the Securities Act of 1934 Rule 13a-15(e) or Rule 15d-15(e)) as of the end of the Company's quarter ending March 31, 2006 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB is being made.

(b)  Changes in Internal Control Over Financial Reporting
     ----------------------------------------------------

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



                             VISUALANT, INCORPORATED
                        (FORMERLY STARBERRYS CORPORATION)
                                  (Registrant)


                        By: /s/ Ralph Brier
                          --------------------------------
                            Ralph Brier
                            Chief Executive Officer,
                            President, and Director

                           Date:   May 11,  2006





                        By: /s/ Jerry D. Goldberg
                          --------------------------------
                            Jerry D. Goldberg
                            Chief Financial Officer, and
                            Secretary Treasurer

                            Date:   May 11,  2006