Form 10QSB
period 2006-06-30
Visualant, INC
filed 2006-08-21
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to _______

Commission File number 0-25541

VISUALANT, INCORPORATED
(Exact name of registrant as specified in charter)

Nevada	91-1948357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 406, 500 Union Street, Seattle, Washington USA 98101
(Address of principal executive offices) (Zip Code)

206-903-1351
Registrant's telephone number, including area code

N/A
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding as of June 30, 2006
Common Stock, $0.001 per share	16,453,891

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Visualant, Incorporated (development stage company) at June 30, 2006 and December 31, 2005 and the statement of operations for the three months ended June 30, 2006 and 2005 and statement of cash flow for the three months ended June 30, 2006 and 2005 and for the period from October 8, 1998 (date of incorporation) to June 30, 2006, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending September 30, 2006.

VISUALANT, INCORPORATED
(Development Stage Company)
BALANCE SHEET
June 30, 2006 and June 30, 2005

	JUNE 30, 2006	JUNE 30, 2005
ASSETS
CURRENT ASSETS
Cash	$27,761	$650,779
Accounts receivable - related party	-	7,587
Total Current Assets	27,761	658,336
EQUIPMENT - net of accumulated depreciation	7,747	10,554

LICENSE - net of amortization	6,875	7,250

TOTAL ASSETS	$42,383	$676,170

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Note payable - related party	$100,000	$-
Accrued interest payable - related party	-	-
Accounts payable - related parties	-	10,750
Accounts payable	188,550	50,304

Total Current Liabilities	288,550	61,054

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock
50,000,000 shares authorized, at $0.001 per share; none outstanding
Common stock
200,000,000 shares authorized, at $0.001 par value; 16,453,891 shares issued and outstanding	16,454	16,059
Capital in excess of par value.	3,560,256	3,242,008
Deficit accumulated during the development stage	(3,330,543)	(2,642,951)

Total Stockholders' Equity (Deficiency)	(246,167)	615,116

TOTAL LIABILITIES & EQUITY	$42,383	$676,170

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2006 and 2005 and Period
October 8,1998 (Date of Inception) to June 30, 2006

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	October 8, 1998 to June 30, 2006
REVENUES	$-	$-	$-

EXPENSES
Research and development	84,588	51,911	479,199
Administrative	196,848	186,820	2,067,842
Compensation-incentive option	-	-	48,000

NET LOSS - before other Income & expenses	(281,436)	(238,731)	(2,595,041)
OTHER INCOME AND EXPENSES
Settlement of debt	-	-	43,400
Interest	-	-	(106,255)
Loss of deposit - note 7	-	-	(1,154,327)

NET LOSS	$(281,436)	$(238,731)	$(3,812,223)

NET LOSS PER COMMON SHARE

Basic and diluted	$(.02)	$(.02)

AVERAGE OUTSTANDING SHARES (stated in 1000,s)

Basic	16,454	11,490

The accompanying notes are an integral part of these financial statements

VISUALANT INCORPORATED
(Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period October 8, 1998 (Date of Inception)
to June 30, 2006

					Capital in
	Common Stock				Excess of		Accumulated
	Shares		Amount		Par Value		Deficit
Balance October 8, 1998 (date of inception)	-		$-		$-		$-
Issuance of common stock for cash at $.002 - November 20, 1998	4,500,000		4,500		4,500		-
Issuance of common stock for cash at $.01 - November 25, 1998	6,000,000		6,000		54,000		-
Issuance of common stock for cash at $.25 - December 4, 1998	35,000		35		8,715		-
Capital contributions - expenses	-		-		3,650		-
Net operating loss for the period October 8, 1998 to September 30, 1999	-		-		-		(27,748)
Capital contributions - expenses	-		-		3,650		-
Net operating loss for the year ended September 30, 2000	-		-		-		(64,537)
Capital contributions - expenses	-		-		3,650		-
Net operating loss for the year ended September 30, 2001	-		-		-		(7,585)
Issuance of common stock for cash at $.50 - July 5, 2002	26,200		26		13,116		-
Net operating loss for the year ended September 30, 2002	-		-		-		(113,475)
Issuance of common stock for cash at $.50 - July 2003	100,000		100		49,900		-
Issuance of common stock for services at $.001- June 2003	150,000		150		-		-
Issuance of common stock as payment of debt at $.50 - July 2003	184,848		185		92,239		-
Refund and return of common shares at $.50 - August 2003	(26,200)		(26)		(13,074)		-
Issuance of common stock for cash at $.75 - September 2003	520,000		520		389,480		-
Net operating loss for the year ended September 30, 2003	-		-		-		(1,819,398)
Balance September 30, 2003	11,489,848		11,490		609,826		(2,032,743)
Issuance of common stock for cash at $.50 - net of issuance costs - August 2004	200,000		200		89,800		-
Compensation - incentive stock options	-		-		24,000		-
Net operating loss for the year ended September 30, 2004	-		-		-		(161,267)
Balance September 30, 2004	11,689,848		11,690		723,626		(2,194,010)
Issuance of common stock for cash at $.50 - October to December 2004	424,000		424		211,576		-
Issuance of common stock for debt at $.50 -	2,665,502		2,665		1,330,086		-
Issuance of common stock for license at $.75 - April 2005	10,000		10		7,490		-
Issuance of common stock for cash at $.75 - May and June 2005	1,269,999		1,270		951,230		-
Issuance of common stock for services at $.75 - August 2005	77,875		78		58,328		-
Issuance of common stock for cash at $.75 - August 2005	170,000		170		127,330		-
Compensation - incentive stock options	-		-		24,000		-
Net operating loss for the year ended ended September 30, 2005	-		-		-		(868,643)
Balance September 30, 2005	16,307,224		$16,307		$3,433,666		$(3,062,653)
Issuance of common stock for cash at $.75 - November 2005	80,000		80		59,920		-
Net operating loss for the quarterended December 31, 2005	-		-		-		(227,926)
Balance December 31, 2005	16,387,224		$16,387	$	$ 3,493,656		$(3,290,579)
Net operating loss for the quarter Ended March 31, 2006	-		-		-		(240,208)
Balance March 31, 2006	16,387,224		$16,387	$	$ 3,493,656	$	$ (3,530,787)
Issuance of common stock for cash at $.75 - May 2006	66,667		67		66,600		-
Net operating loss for the quarter Ended June 30, 2006	-		-		-		(281,436)
Balance June 30, 2006	16,453,891	$	$ 16,454	$	$ 3,560,256		$(3,812,223)

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

STATEMENT OF CASH FLOWS
For the three months ended June 30, 2006 and 2005 and the Period
October 8, 1998 (Date of Inception) to June 30, 2006

	June 30	June 30	Oct 8, 1998 to June 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(281,436)	$(238,731)	$(3,812,223)
Adjustments to reconcile net loss to netcash provided by operating activities

Depreciation and amortization	2,100	1,140	6,613
Issuance of capital stock for expenses	-	-	45,456
Changes in accounts and notes payable	212,050	(73,406)	1,749,081
Capital contributions - expenses	-	-	10,950
Incentive stock options	-	-	48,000
Loss of deposit	-	-	1,154,327
Net Changes in Cash from Operations	(67,286)	(310,997)	(797,796)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,300)	(28,008)
Purchase of investment - deposit	-	-	(1,154,327)
-		(2,300)	(1,182,335)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital stock subscriptions received	50,000	100,000	65,000
Net - proceeds from issuance of common stock	50,000	100,000	2,007,892

Net Changes in Cash	(17,286)	(213,297)	27,761
Cash at Beginning of Period	45,047	12,831	-
Cash at End of Period	$27,761	$20,420	$27,761

    The accompanying notes are an integral part of these financial statements

VISUALANT INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on October 8, 1998 under the name of “Cigar King Corporation” with authorized common stock of 200,000,000 shares at $.001 par value. On September 13, 2002 the name was changed to “Starberrys Corporation” as part of a change in the authorized capital stock by the addition of 50,000,000 shares of preferred stock with a par value of $.001. On August 18, 2004 the name of the Company was changed to “Visualant Incorporated”. There are no preferred shares issued and the terms have not been determined.

The Company is in the development stage and has not commenced operations.

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

Key Employee Incentive Stock Option Plan

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

VISUALANT INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

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

On June 30, 2006 the Company had a net operating loss available for carryforward of $3,812,223. The tax benefit of approximately $1,219,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2025.

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

VISUALANT INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

4. COMMON CAPITAL STOCK

During the fiscal year ended September 30, 2005, the Company issued the following common shares of capital stock.

1,863,999 shares for cash of $1,292,000 as part of a private offering of the Company’s stock.
2,665,502 shares for payment of debt of $1,332,751 of which $1,235,252 was due former related parties.
10,000 shares for a license.
77,875 shares for services of $58,406.

During the quarter ended December 31, 2005, the company issued 80,000 common shares for cash of $60,000.

During the quarter ended June 30, 2006, the Company issued 66,667 common shares for cash of $50,000.

5. INCENTIVE STOCK OPTIONS

During 2002 the Company granted stock options to related parties of 235,000 shares of common stock at $1.00 per share, which will expire in June and December 2006. On the date of the grants the fair market value of the shares was $.50 per share.

On August 15, 2004 the Company granted stock options to a related party to purchase 300,000 common shares at $.10 per share, which will expire August 15, 2009. The options will vest at 25,000 shares each quarter starting on August 15, 2004. On the date of grant the fair market value of the shares was $.50 per share.

During August 2005 the Company granted incentive stock options to related parties to purchase 600,000 common shares at $.75 per share, which will expire August 2009. On the date of the grants the fair market value of the shares was $.75 per share.

During the first three quarters of fiscal 2006, the Company issued stock options to purchase 606,000 common shares at $0.75, which options will expire in March 2010, to certain consultants involved in research and development for the Company.

None of the options had been exercised by the report date.

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under the intrinsic value method as provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

The Company applies the intrinsic value method in accounting for its compensation based stock options. If the Company had measured the options under the fair value based method the net pro-forma operating loss and loss per share amounts for the year ended June 30, 2006 would not have been materially different.

VISUALANT INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

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

Continuation of the Company as a going concern is dependant upon obtaining additional working capital. The management of the Company has developed a strategy that it believes will accomplish this objective through additional equity funding, payment of debt by the issuance of common stock, and contributions to capital by officers, which should enable the Company to conduct operations for the coming year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview
        The Company was incorporated on October 8, 1998 under the laws of the State of Nevada. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 shares of Preferred Stock with such terms as will be specified by the Board of Directors at the time it acts to create a specific series of the Preferred Stock to be issued. As of June 30, 2006 there were 16,453,891 Common Shares and no Preferred Shares outstanding.

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

On December 16, 2005 the Company entered into a research and development contract with RatLab LLC, a privately-owned research laboratory in Seattle, Washington. The contract calls for monthly payments by the Company to RatLab LLC for an initial research Phase 1 and 2, expected to last approximately six months through June 2006. The contract also includes provisions for extending the payments and research agreement for multiple phases, which could extend in excess of one year. Under the contract, RatLab will perform research and development using the Company’s existing intellectual property, as well as newly developed research and technologies in order to assist the Company with the commercialization of its core technologies in the areas of brand and forgery protection, homeland security, medical diagnostics, and color-based file creation and matching. If the Company is successful in raising additional funds, it intends to extend the research and development contract with RatLab LLC for additional research phases.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - continued

RatLab LLC also employs other leading scientists and research associates in the areas of computer science, imaging technology, and light sensing technology, who will be part of the team conducting research on behalf of the Company.

During the quarter ended June 30, 2006, the Company, with the work and assistance of Ratlab LLC, filed three patent applications on its technologies.

The Company intends to position its technology as both a revolutionary as well as a practical solution for security and fraud prevention applications and markets. The Company’s current focus is to capitalize upon the potential business opportunities in the areas of national security, document forgery/fraud, brand protection, label fraud and product tampering.

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

The Company’s cost to continue operations as they are now conducted is approximately $60,000 per month, and the Company does not have sufficient funds to cover existing operations. The Company will need to raise additional funds in order to continue its existing operations and to finance its plans to expand its operations for the next year. The Company intends to raise the required funds by obtaining share capital from outside sources. During the three months ended June 30, 2006, the Company raised $50,000 in additional funds through the sale of 66,667 common shares, and plans to raise a minimum of $500,000 and a maximum of $1,300,000 through the sale of common shares during the remainder of 2006. If the Company is successful in raising additional funds, the Company’s research and development efforts will continue and expand.

If the Company is successful in raising additional funds, it intends to hire two to three programmers and/or software engineers to accelerate its research and development program and complete the development of its technology, as well as file additional patents and initiate marketing of the technology. If additional personnel are hired, the Company expects to have a product available for demonstration within the following six months. The Company’s software currently is in modular form, and eventually will be developed into software development kits specific to market/application needs. In lieu of such hirings, the Company may contract with certain research organizations to perform development activities on behalf of the Company.

In addition to securing the necessary funds, commercialization of the Company’s technology and the availability of a marketable product are dependent upon a number of factors including:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - continued

(i) Securing patent protection for the Company’s intellectual property. The Company has filed three patent applications on its core technology, and expects to receive notification from the U.S. Patent and Trademark Office sometime in 2007 as to whether a patent or patents will be granted.

(ii) Development of new applications for the Company’s technology and pursuit of new markets and market segments that will utilize the technology.

(iii) Ongoing patent research and writing relating to the evolution of the Company’s technology and its product application(s) as the Company’s technology is tested and refined.

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

Membership in the HIT Lab Consortium enables the Company to conduct specific testing and research projects at the HIT Lab involving its color screening technology. Other potential benefits of membership in the Consortium include academic testing, validation and certification of the Company’s technology, recommendations for technology investments and additional applications for the Company’s technology, and introductions to strategic partners and prospective customers in the industry.

This Report on Form 10-QSB contains certain forward-looking statements that are based on current expectations. When used in this discussion, the words "believe", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected, and should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company’s future products; the Company may not be able to retain existing key management personnel; and there may be other material adverse changes in the Company’s operations or business. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing or other budgets, which may in turn affect the Company’s financial position and results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the other risk factors relating to the Company and the various disclosures made by the Company that attempt to advise interested parties of factors which affect the Company's business, in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2005 as well as in the Company's periodic reports on Forms 10-QSB and 8-K filed with the Securities and Exchange Commission
(the "SEC").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - continued

The Company's financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RISK FACTORS

There are certain inherent risks which will have an effect on the Company’s development in the future and some of these risk factors are noted below but are not all encompassing since there may be others unknown to management at the present time which might have an impact on the future on the development of the Company.

1. The Company is uncertain if it will be able to obtain additional capital necessary for its development.

The Company has incurred a cumulative net loss for the period from October 8, 1998 (date of inception) to June 30, 2006 of $3,812,223. For the three-month period ended June 30, 2006, the Company had no revenues, insufficient funds to sustain operations at their current level, and a net loss of $281,436. As a result of these losses and negative cash flows from operations, the Company’s ability to continue operations and to continue as a going concern is dependent upon the availability of and the Company’s ability to obtain additional capital from outside sources until such time, if ever, as it achieves profitability.

2. Whether the Company will continue to be a going concern

The Company’s auditors’ concern in the audit opinion with regard to the Company’s financial statements as at September 30, 2005, as to whether the Company will be able to raise sufficient funds to complete its objectives indicates that the Company might not be able to continue as a going concern. Without adequate future financing, the Company might cease to operate and the existing shareholders and any future shareholders will lose their entire investment.

3. Some of the present shareholders have acquired shares at extremely low prices

Some of the present shareholders have acquired shares at prices ranging from $0.001 to $0.25 per share whereas other shareholders have purchased their shares at $0.50 and $0.75 per share. In addition, the Company has issued 300,000 stock options to a related party at $0.10 per share exercisable in whole or in part on or before August 15, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - continued

4. Future issuance of stock options, warrants and/or rights will have a diluting factor on existing and future shareholders

The grant and exercise of stock options, warrants or rights to be issued in the future would likely result in a dilution of the value of the Company’s common shares for all shareholders. The Company has established a Combined Incentive and Non-Qualified Stock Option Plan, and may in the future issue further stock options to officers, directors and consultants which will dilute the interest of the existing and future shareholders. Moreover, the Company may seek authorization to increase the number of its authorized shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

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

The management of the Company, either directly or indirectly, owns 1,472,500 shares. Even though this represents only 8.95% of the issued and outstanding shares, it might be difficult for any one shareholder to solicit sufficient votes to replace the existing management. Therefore, any given shareholder may never have a voice in the direction of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - continued

10. Future trading in the Company’s stock may be restricted by the SEC’s Penny Stock Regulations which may limit a stockholder’s ability to buy and sell the Company’s shares when, and if, the shares are eventually quoted.

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Company’s shares are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.

The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.

The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to broker-dealers to trade in the Company’s securities. The Company believes that the penny stock rules discourage investor interest in and limit the marketability of, its common stock when, and if, it is called for trading. The Company feels that its shares will be considered to be penny stock when the shares are finally quoted.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources
     As of June 30, 2006, the Company had assets of $42,383, and $288,550 in liabilities.

During the quarter, the Company has incurred the following expenses:

Expenditure		Amount
Administrative expenses
Bank charges		674
Consulting fees	i	107,756
Legal fees	ii	56,995
Office	iii	6,554
Other administrative expenses		24,869
Accounting fees	iv	-
Research and development	v	84,588

Total expenses		$281,436

i. The Company paid consulting fees to its Chief Executive Officer, Chief Financial Officer, a Director, and several other independent contractors during the quarter.
ii. Legal fees of $56,995 were incurred during the quarter. These fees included activities related to its legal, patent and other filings, and other general legal advisory services.
iii. Office expenses consist of rent, photocopy, fax and courier expenses and other miscellaneous expenses incurred by the officers of the Company.
iv. Accounting fees were incurred during the quarter to pay for the Company’s 2005 fiscal audit.
v. Research and development fees of $84,588 were paid according to the terms of an independent contractor agreement.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s controls and procedures (as defined in the Securities Act of 1934 Rule 13a-15(e) or Rule 15d-15(e)) as of the end of the Company’s quarter ending June 30, 2006 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being made.

(b) Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that could materially affect, or is reasonably likely to materially affect, the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2006, the Company sold 66,667 shares of common stock for $50,000 in cash. Proceeds will be used for general corporate purposes.

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

VISUALANT, INCORPORATED
(FORMERLY STARBERRYS CORPORATION)
(Registrant)

By: /s/ Ralph Brier
Ralph Brier
Chief Executive Officer, President, and Director

Date: August , 2006

By: Jerry D. Goldberg
Jerry D. Goldberg
Chief Financial Officer, and Secretary Treasurer

Date: August , 2006

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

Date: August , 2006

/s/ Ralph Brier
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

Date: August , 2006

/s/ Jerry D. Goldberg
Jerry D. Goldberg - Chief Financial Officer and Secretary Treasurer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visualant, Incorporated on Form  10-QSB for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ralph Brier, Chief Executive Officer, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ralph Brier
Ralph Brier
Chief Executive Officer, President and Director

Date: August , 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visualant, Incorporated on Form  10-QSB for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jerry Goldberg, Chief  Financial Officer and Secretary Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jerry D. Goldberg
Jerry D. Goldberg
Chief Financial Officer and Secretary-Treasurer

Date: August , 2006