Form 10QSB/A
period 2006-06-30
Visualant, INC
filed 2006-08-23
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
First Amended

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding as of June 30, 2006
Common Stock, $0.001 per share	16,453,891

TABLE OF CONTENTS

		Page Number

PART 1	FINANCIAL INFORMATION	3

ITEM 1	Financial Statements (unaudited)	3

	Balance Sheet as 0f June 30, 2006 and December 31, 2005	4

	Statement of Operations For the three months ended June 30, 2006 and 2005, and for the period from October 8, 1998 (Date of Inception) to June 30, 2006	5

	Statement of Changes in Stockholders' Equity For the period October 8, 1998 (Date of Inception) to June 30, 2006	6

	Statement of Cash Flows For the three months ended June 30, 2006 and 2005 and for the period from October 8, 1998 (Date of Inception) to June 30, 2006	7

	Notes to the Financial Statements	8

ITEM 2	Management's Discussion and Analysis or Plan of Operation	13

ITEM 3	Controls and Procedures	20

PART 11	OTHER INFORMATION	21

ITEM 1	Legal Proceedings	21

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3	Defaults Upon Senior Securities	21

ITEM 4	Submission of Matters to a Vote of Security	21

ITEM 5	Other Information	21

ITEM 6	Exhibits and Reports on Form 8-K	21

	SIGNATURES	22

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

Date: August 21 , 2006

By: Jerry D. Goldberg
Jerry D. Goldberg
Chief Financial Officer, and Secretary Treasurer

Date: August 21 , 2006

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

Date: August 21 , 2006

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

Date: August 21 , 2006

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

/s/ Ralph Brier
Ralph Brier
Chief Executive Officer, President and Director

Date: August  21, 2006

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

/s/ Jerry D. Goldberg
Jerry D. Goldberg
Chief Financial Officer and Secretary-Treasurer

Date: August 21,  2006