Form 10KSB
period 2006-09-30
Visualant, INC
filed 2007-01-16
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(x)	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended   September 30, 2006

( )	TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transaction period from ____________ to ____________

Commission File number                                0-25541

VISUALANT, INCORPORATED
(Name of small business issuer in its charter)

Nevada	91-1948357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Union Street, Suite 406
Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code	206-903-1351

Securities registered pursuant to section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common	OTCBB

Securities registered pursuant to Section 12 (g) of the Exchange Act:

None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [ ]	(2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year: $              -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specific date within the past 60 days.

As of September 30, 2006, based upon the last reported trade on September 29, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $15,825,416.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of December 15, 2006, the Company had 16,503,891 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV

Transitional Small Business Disclosure Format (Check one):    Yes [   ]     No [X]

TABLE OF CONTENTS

PART 1

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

History and Organization

Visualant, Incorporated (formerly Starberrys Corporation), a Nevada corporation (the "Company"), was incorporated on October 8, 1998. The Company has no subsidiaries and no affiliated companies. The Company's executive offices are located in Seattle, Washington.

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 Preferred Shares. As at September 30, 2006 there were 16,503,891 Common Shares and no Preferred Shares outstanding. No additional shares have been issued as of the date of this annual report on Form 10-KSB.

On November 24, 1998 the Company acquired the exclusive rights to market high quality cigars through a climate controlled kiosk merchandise display case, known as the King Climate Control, by the payment of $50,000. The Company did not proceed with this new business and in 2000 abandoned the activity.

In November 2002, the Company signed a Letter of Intent with eVision Technologies Corporation (“eVision”) and Ken Turpin (founder / inventor) to acquire 100% of the assets related to the business of Colour By Number ("CBN"). The CBN System is a digital color management system providing one color language across industries and materials, empowering architects, designers, contractors, retailers and consumers to take full control of their choice and use of color. The Company was unsuccessful in raising the financing to complete this acquisition and negotiations were terminated.

The Company signed a Letter of Intent on 19 January 2003 with Malaremastarnas Riksforening, the owner of all the shares of Skandinaviska Farinstituter AB ("SCI" or the Scandinavian Color Institute) which owns both the color notation system Natural Color Systems ("NCS") and the Scandinavian Color School, outlining the general terms of a proposed acquisition by the Company of all of the shares of SCI. NCS is the leading color notation system in Europe and is also highly regarded around the world. It is the national standard for color in Sweden, Norway, Spain and South Africa. On April 9, 2003 the Company signed a Definitive Purchase Agreement to complete the acquisition, subject to certain conditions, of all the shares of SCI for a price of SEK 35,000,000. Subsequent to June 30, 2003 that Agreement was amended to change the Closing Date from August 31, 2003 to November 30, 2003. However, the Company was unsuccessful in raising the financing to complete this acquisition, and negotiations were terminated.

On June 16, 2004, the Company entered into a research and development contract with eVision for the development of its color technology providing 3D spectral-based pattern file creation and matching. Color pattern files can be created from any digital photograph or scan, without having to reprint, recreate, recall or modify existing digital source of documents. Those pattern files are then matched against existing databases to detect and identify crime, forgery, counterfeiting and other frauds. It is the intent of the Company to develop this technology to provide a new, accurate and fast detection tool for critical applications such as national security, forgery/fraud prevention, brand protection, and product tampering. As of the time of this filing, no commercial products have been developed using this technology and no significant progress has been made in such development. On February 22, 2006, the Company terminated its contract with eVision in order to concentrate its resources on its primary research and development relationship with RatLab LLC. For more information on RatLab LLC, please see ITEM 6, MANAGEMENT’S DISCUSSION AND ANALYSIS.

The Company changed its name to Visualant, Incorporated on August 18, 2004.

The Company has no revenue to date from its operations, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to enable the Company to develop its technology. The Company anticipates obtaining such funds from its officers and directors, financial institutions or by way of the sale of its capital stock through private offerings. However, there can be no assurance that the Company will be successful in obtaining additional capital from the sale of its capital stock, or in otherwise raising substantial capital.

During the fiscal year ended September 30, 2006, the Company filed with the SEC various documents such as Forms 10-KSB, 10-QSB and 8-K. The Company does not intend to distribute an annual report to its shareholders for the fiscal year ended September 30, 2006.

The shareholders may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information which the Company has filed electronically with the SEC, by accessing the website using the following address: http://www.sec.gov. The Company is prepared to distribute, upon request from shareholders, any of the material previously filed with the SEC. The Company also has a website at www.visualant.net from which additional information about the Company can be obtained.

Special Note Regarding Forward-Looking Statements

This Form 10-KSB contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or the Company’s future financial performance. In some cases, the reader can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause the Company or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

The Company’s financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

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

The Company has incurred a cumulative net loss for the period from October 8, 1998 (date of inception) to September 30, 2006 of $4,094,689. As a result of these losses and negative cash flows from operations, the Company’s ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability.

2.    Whether the Company will continue to be a going concern

The Company’s auditors’ concern in the audit opinion with regard to the Company’s financial statements as at September 30, 2006 as to whether the Company will be able to raise sufficient funds to complete its objectives indicates that the Company might not be able to continue as a going concern. Without adequate future financing, the Company might cease to operate and the existing shareholders and any future shareholders will lose their entire investment.

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

4.    Future issuance of stock options, warrants and/or rights will have a diluting factor on existing and future shareholders

The grant and exercise of stock options, warrants or rights to be issued in the future would likely result in a dilution of the value of the Company’s common shares for all shareholders. The Company has established a Combined Incentive and Non-Qualified Stock Option Plan and may in the future issue further stock options to officers, directors and consultants which will dilute the interest of the existing and future shareholders. Moreover, the Company may seek authorization to increase the number of its authorized shares and sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

5.    The Company does not expect to declare or pay any dividends

The Company has not declared or paid any dividends on its common stock since its inception, and it does not anticipate paying any such dividends for the foreseeable future.

6.    Conflict of interest

Some of the Directors of the Company are also directors and officers of other companies, and conflicts of interest may arise between their duties as directors of the Company and as directors and officers of other companies.

7.    Concentration of ownership by management.

The management of the Company and their immediate family members, either directly or indirectly, own or control 1,961,875 shares. Even though this represents only 11.9% of the issued and outstanding shares, it might be difficult for any one shareholder to solicit sufficient votes to replace the existing management. Therefore, any given shareholder may never have a voice in the direction of the Company.

8.    Key-man insurance

The Company carries no key-man insurance. In the event that any of the Company’s senior executive officers departed the Company or passed away, the Company may not have the available funds to attract an individual of similar experience. Management is considering obtaining key-man insurance once it has sufficient funds to do so.

9.    Limited full time employees

The only director who worked full time for the Company was its President, Ralph Brier, who worked as a consultant to the Company until his resignation on November 10, 2006. The other directors will devote time to the activities of the Company as required from time to time. At the present time, the Company has no full-time employees.

10.	Trading in the Company’s stock is restricted by the SEC’s Penny Stock Regulations which limit a stockholder’s ability to buy and sell the Company’s shares.

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Under the penny stock rules, additional sales practice requirements are imposed on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to broker-dealers to trade in the Company’s securities. The penny stock rules may discourage investor interest in and limit the marketability of, the Company’s common stock.

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

Other Property

The only property owned by the Company is its intellectual property. During 2006, the Company filed additional patents covering work that the RatLab performed.  The patents focus on using photonics to establish a unique identifier for objects, on communicating that identifier, and on comparing it against a template.  As of the report date, the Company has not received any notification from the U.S. Patent and Trademark Office as to whether any patents will be granted.

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

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock currently is quoted on the OTCBB. During the past year, however, there has been a very limited trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at September 30, 2006 the Company had 16,503,891 shares of common stock issued and outstanding held by 94 shareholders of record. In addition, the Company had either committed to or had outstanding options to purchase 1,880,000 shares of common stock at exercise prices ranging from $0.10 to $0.75 per share.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company was incorporated on October 8, 1998 under the laws of the State of Nevada. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 shares of Preferred Stock with such terms as will be specified by the Board of Directors at the time it acts to create a specific series of the Preferred Stock to be issued. As at September 30, 2006 there were 16,503,891 Common Shares and no Preferred Shares outstanding.

On June 16, 2004, the Company entered into a contract with eVision Technologies Corporation for the development of its color technology providing 3D spectral-based pattern file creation and matching. Color pattern files can be created from any object. Those pattern files can then be matched against existing databases to detect and identify crime, forgery, counterfeiting and other frauds. The Company believes that its technology has the potential to provide a new, accurate and fast detection tool for critical applications such as national security, forgery/fraud prevention, process control, quality monitoring, brand protection, and product tampering. Although progress has been made towards such development, the company has no current commercial product. On February 22, 2006, the Company terminated its contract with eVision in order to concentrate its resources on its primary research and development relationship with RatLab LLC.

On December 16, 2005 the Company entered into a research and development contract with RatLab LLC, a privately-owned research laboratory in Seattle, Washington. The contract is for Phase 1 and 2 research, and also provides for extension of the research agreement for additional phases. Under the contract, RatLab will perform research and development using the Company’s existing intellectual property, as well as newly developed research and technologies in order to assist the Company with the commercialization of its core technologies in the areas of brand and forgery protection, homeland security, medical diagnostics, and color-based file creation and matching. If the Company is successful in raising additional funds, it intends to extend the research and development contract with RatLab LLC for additional research phases.

During 2006, the Company filed additional patents covering work that the RatLab performed.  The patents focus on using photonics to establish a unique identifier for objects, on communicating that identifier, and on comparing it against a template.  As of the report date, the Company has not received any notification from the U.S. Patent and Trademark Office as to whether any of the patents will be granted.

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

The Company intends to position its technology as a revolutionary as well as a practical solution for security and fraud prevention applications and markets. The Company’s current focus is to capitalize upon the potential business opportunities in the areas of national security, document forgery/fraud, brand protection, label fraud and product tampering.

On September 20, 2006, the Company signed a Memorandum of Understanding with Branded Asset Management Group LLC to form a joint venture for the purpose of establishing a new anti-counterfeiting standard in a range of branded products and categories. The Company will own 50% of the joint venture, and will license its technology to the joint venture for use in the development and sale of anti-counterfeit products, systems and processes in certain agreed upon markets.

Branded Asset Management Group LLC (BAM) was founded in 2003 to provide objective counsel, innovation and fulfillment to brand marketers seeking accelerated organic growth. BAM helps companies optimize the economic value of their brands and related assets through innovation in branding, marketing, product development and security. BAM is headquartered in New York. Its principals are former senior executives from the fields of international brand management, marketing innovation, investment banking, telecommunications and biotechnology.

Liquidity and Capital Resources

As at September 30, 2006 the Company had cash totaling $7,160 and current liabilities totaling $547,435.

During the year, the Company has incurred the following expenses:

Expenditure		Amount

Administrative expenses
Accounting and audit		$42,825
Bank charges		2,039
Stock Options		24,000
Consulting and other administrative expenses	i.	254,429
Financing Fees	ii	38,458
Legal fees	iii	161,769
Gain on foreign exchange	iv	(179)
Office rent		2,400
Insurance		29,300

Research and development	v.	452,009
Depreciation, amortization, asset impairment charge		16,721
Interest expense	Ix	8,265

Total expenses		$1,032,036

i.	The Company paid consulting fees to its Chief Executive Officer, Chairman, Chief Financial Officer, a Director, and several other independent contractors during the year.

ii.	The Company incurred expenses related to the issuance of the notes payable and related to stock issued in exchange for finder’s fees.

iii.	Legal fees were incurred during the year related to the Company’s financing efforts, legal and other filings, patent applications, and other general legal advisory services.

iv.	Loss on foreign exchange consists of the difference between the US and Canadian dollar exchange rate on monies expended by the Company in Canadian dollars.

v.
Research and development fees were paid according to the terms of an independent contractor agreement. In addition, consulting fees paid to the technical scientists are included in research and development.

vi.	Interest expense is calculated on the notes payable due to a related party.

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

The Company’s cost to continue operations as they are now conducted is approximately $60,000 per month. The Company does not have sufficient funds to cover existing operations and has been required to borrow funds from Coach Capital LLC to cover its operating expenses for the past four months. The Company will need to raise immediate, substantial funds in order to continue its operations for the next year. The Company intends to raise the required funds through the sale of common shares in 2007. If the Company is successful in raising additional funds, the Company’s research and development efforts will continue.

If the Company is successful in raising additional funds, it intends to accelerate its research and development program through the RatLab and complete the development of its technology, as well as file additional patents and initiate marketing programs. The Company expects to have a product available for demonstration within the next six months. In addition to securing the necessary funds, commercialization of the Company’s technology and the availability of a marketable product are dependent upon a number of factors including the following items:

(i)    Securing patent protection for the Company’s intellectual property. The Company has filed multiple patent applications on its core technology, but has not received any notification from the U.S. Patent and Trademark Office as to whether any patents will be granted.

(ii)   Development of any new applications for the Company’s technology and pursuit of new markets and market segments that will utilize the technology.

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

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The reports of the Company’s independent accountants, Madsen & Associates, CPA's Inc., for the financial statements as of September 30, 2005 and 2006 are included herein. To the Company’s knowledge, there are no disputes with our auditors.

ITEM 8A. CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s controls and procedures (as defined in the Securities Act of 1934 Rule 13a-15(e) or Rule 15d-15(e)) as of the end of the Company’s Fiscal Year covered by this annual report on Form 10-KSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10-KSB was being made.

(b)    Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 8B. OTHER INFORMATION

There is no additional information that was not disclosed by the Company through 8K filings throughout the fiscal year.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following table sets forth as of September 30, 2006, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position Held	Term as Director Since
Ronald P. Erickson	62	Chairman of the Board and Director	April 24, 2003
Ralph Brier[1]	56	Chief Executive Officer, President and Director	Aug. 31, 2004
Jerry D. Goldberg[2]	42	Secretary-Treasurer and Chief Financial Officer	n/a
Robert Dougherty[3]	63	Director	April 19, 2006
Jon Pepper	55	Director	April 19, 2006
Dr. Masahiro Kawahata	67	Director	April 19, 2006
William E. Gordon, III	56	Director	June 16, 2006

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

RONALD P. ERICKSON has been a director and officer of the Company since April 24, 2003. He was appointed President and Chief Executive Officer of the Company on September 29, 2003, and resigned from this position on August 31, 2004 at which time he was appointed Chairman of the Board. Resident in Seattle, he is a seasoned executive with more than 20 years of expertise in the high technology, telecommunications and microcomputer industries. Mr. Erickson is a co-founder of Blue Frog Mobile, a Seattle mobile media entertainment company. Mr. Erickson was formerly Chairman of Intrinsyc Software Inc., a Vancouver-based publicly-traded company providing proprietary software and solutions which enable the development and networking of intelligent devices such as PDA's. Mr. Erickson is the current chair, and former CEO of eCharge, an electronic payment systems developer, where he played a major role in raising approximately US $100 million in equity capital from major international investors. Mr. Erickson previously was co-founder, Chairman, President and CEO of GlobalTel Resources, Inc., a provider of telecommunication services, messaging and intranet solutions. During his career Mr. Erickson has also held executive positions at Egghead Software Inc, NBI Inc and MicroRim, Inc. With a law degree from the University of California, Davis, he maintains an active license to practice law in the State of Washington and the District of Columbia.
_____________________
1  Effective November 10, 2006, Ralph Brier resigned as Chief Executive Officer, President and a Director of the Company. Mr. Brier’s resignation was not related to any disagreement with the Company or the Company’s operations, policies or practices.
2  Effective December 27, 2006, Jerry Goldberg resigned as Chief Financial Officer, Secretary and Treasurer of the Company.
3  Effective September 21, 2006, Robert Dougherty resigned from the Board of Directors. Mr. Dougherty’s resignation was not related to any disagreement with the Company or with the Company’s operations, policies or practices.

RALPH BRIER was appointed CEO, President and Director of the Company on August 31, 2004 and served until November 10, 2006. He has over 25 years of diverse experience in marketing, sales, business development and strategic planning, with a focus in the security and biometrics sector. Ralph was Executive Vice President Strategic Sales with Applied DNA Sciences, a Los Angeles based biotechnology security firm. He was previously employed by Sagem Morpho, a division of Groupe SAGEM in France, a global leader in the provisioning of biometric solutions for business and government. During his tenure there, he doubled commercial sales revenues, serving as the senior commercial, channel and OEM business executive of biometric software, smart card implementation and hardware.

JERRY D. GOLDBERG was appointed Chief Financial Officer and Secretary/Treasurer on August 31, 2005 and served until December 27, 2006. He has more than 15 years of experience in financial and operational management of emerging and early-stage companies. Most recently, he was CFO and President of Emanation Software Inc., a start-up software development firm focused on digital media distribution. Prior to that, Mr. Goldberg was Director of Finance for The Ackerley Group, a major publicly-traded media and entertainment firm. He also spent nearly 10 years as CFO and principal of Strategic Capital Corp, an investment banking advisory firm, through which he performed many interim-CFO assignments and was involved in dozens of merger and acquisition and financing transactions. During his career, Mr. Goldberg has also held financial management positions with such companies as AT&T Wireless Services.

ROBERT DOUGHERTY served briefly on the Board of Directors from April 19, 2006 until September 21, 2006. Mr. Dougherty is an experienced executive with over 25 years of experience in the Medical industry, is currently an independent consultant in the human resources business. During his career, Mr. Dougherty has been President of Coopervision, Cilco Division, a producer of specialty medical products serving the vision care and women’s healthcare markets; President and CEO of Pharmacia US, Inc., a manufacturer of diagnostic tools for accurate diagnosis of common childhood respiratory diseases; and Vice President for Advocacy for the American Academy of Ophthalmology, the largest national membership association of ophthalmologists. Mr. Dougherty holds a B.A. from the University of Minnesota.

JON PEPPER is the co-founder of Pepcom [www.pepcom.com], an industry leader in producing press-only technology showcase events around the country. Prior to that, Pepper started the DigitalFocus newsletter, a ground-breaking newsletter on digital imaging that was distributed to industry leaders and opinion makers worldwide. Mr. Pepper has been closely involved with the high technology revolution since the beginning of the personal computer era. He was a well-regarded former journalist and columnist, and his work on technology subjects appeared in The New York Times, Fortune, PC Magazine, Men’s Journal, Working Woman, PC Week, Popular Science, and many other well known publications. Mr. Pepper was educated at Union College in Schenectady, New York and the Royal Academy of Fine Arts in Copenhagen.

DR. MASAHIRO KAWAHATA is the former Director of the Fujitsu Research Institute. Dr. Kawahata has taught at Tokai University, is a Consulting Professor at Stanford University, Provost’s Distinguished Professor at the University of Southern California and Visiting Professor at the University of Washington. He is known in Japan as “the father of multimedia” for his work as National Program Director in developing the nationwide fiber optic network. Early in 2005, the U.S. government officially acknowledged him as “Non-U.S. Scientist of Extraordinary Ability.” He has served as a Director of numerous technology companies, and has received several prestigious awards in the United States and Japan.

DR. WILLIAM E. GORDON III, PhD is a partner with Branded Asset Management Group (BAM), LLC of NY in their new Branded Asset Security Practice which he will help lead. Dr. Gordon is an experienced financial and technology executive as well as entrepreneur, having managed multi-billion dollar investment portfolios with Alliance Capital Management in NY, and co-founded a partnership that built up a 20 million franchise home, 12 million customer, broadband footprint in four countries of Europe between 1996 and 2001. He currently is an angel investor, board member and Acting CEO and President of Tetragenetics, Inc., a startup biotech firm specializing in novel approaches to vaccine development, especially potential pandemic forms of influenza. His original training prior to his business career was in the fields of molecular and cellular biology. Dr. Gordon holds a BS in Biological Sciences from Wayne State University in Detroit, a Ph.D. in Zoology from UC Berkeley where he specialized in molecular and cellular biology of cultured mammalian cells, and an MBA from the Wharton School with a specialization in finance. Dr. Gordon spent five years at Cold Spring Harbor Laboratories in New York working in the laboratory of Dr. James Watson spanning three years of the research for his UC Berkeley Ph.D. as well as two years of post-doctoral work as a fellow of the Muscular Dystrophy Association.

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

Audit Committee Financial Expert

The Board of Directors elected Mr. William E. Gordon III as the Audit Committee chairman. The Company believes that Mr. Gordon is independent. For further information regarding Mr. Gordon, see his biographical information above.

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

The following table sets forth as at September 30, 2006, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name	Position	Report to be Filed
Ralph Brier	CEO, President and Director	Form 5
Jerry D. Goldberg	Chief Financial Officer	Form 5
Robert Dougherty	Director	Form 3
Jon Pepper	Director	Form 3
Dr. Masahiro Kawahata	Director	Form 3
William E. Gordon III	Director	Form 3

Code of Ethics

The Company’s Code of Ethics is attached as Exhibit 14.1 to this Form 10-KSB.

ITEM 10.    EXECUTIVE COMPENSATION

Cash Compensation

The following table sets forth compensation paid or accrued by the Company for the last three years ended September 30, 2004, 2005 and 2006 with regard to individuals who served as the Company’s Chairman and Chief Executive Officer during this period.

Summary Compensation Table (2004, 2005 and 2006)

Long Term Compensation (US Dollars)

	Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)

Name and Principal position	Year	Salary	Other Annual Comp. ($)	Restricted Stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compen- sation ($)

Ronald Erickson Chairman of the Board and Director	2004 2005 2006	-0- -0- -0-	$10,000 $19,445 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Ralph Brier CEO, President and Director	2004 2005 2006	-0- 0 -0-	$10,000 $83,625 $185,000	-0- -0- -0-	300,000 -0- -0-	-0- -0- -0-	-0- -0- $10,812

        None

Compensation Pursuant to Plans

None

Pension Table

None

Other Compensation

All amounts listed under column (e) above are consulting fees paid to the company’s Board members.

Options/Stock Appreciation Rights

None of the executive officers listed in the Summary Compensation table above received any options or stock appreciation rights during the fiscal year ended September 30, 2006.

Compensation of Directors

On August 15, 2004 the Company granted stock options to Ralph Brier, its President and a Director, of 300,000 common shares at $.10 per share, which will expire August 15, 2009. On the date of the grant, the fair market value of the shares was $0.50 per share. Mr. Brier resigned as an officer and director effective November 10, 2006. As of the date of his resignation, options for 250,000 shares had vested.

In June 2005, the Company granted to Dr. Kawahata options for 100,000 shares of common stock at $0.75 per share. 25,000 of the options vested immediately with the remainder vesting at the rate of 25,000 each year thereafter. In September 2006, the Company granted Dr. Kawahata an additional 100,000 shares of common stock at $0.75 per share. These options are fully vested.

In June 2006 the Company granted to each of Jon Pepper and William Gordon options for 35,000 shares of common stock at $0.75 per share, which options are fully vested.

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

Name and Address of Beneficial Owner	Nature of Ownership(1)	Amount of Beneficial Ownership	Percent of Class
DIRECTORS and OFFICERS:
Ronald P. Erickson 9437 NE Coral Court Bainbridge Island, Washington USA 98110	Direct	600,000(2)	3.6%

Ralph Brier 12918 50th Ave Court NW Gig Harbor, Washington USA 98332	Direct	250,000(3)	1.9%

Jerry Goldberg 4815 91st Avenue SE Mercer Island, Washington USA 98040	Direct	125,000(4)	0.75%

Dr. Masahiro Kawahata Tokyo, Japan	Direct	211,875(5)	1.27%

Jon Pepper c/o 500 Union Street, Suite 406 Seattle, WA 98101	Direct	35,000(6)	0.21%

William E. Gordon c/o 500 Union Street, Suite 406 Seattle, WA 98101	Direct	35,000(7)	0.21%

All Directors and Officers as a Group (6 persons)		1,256,875	7.4%
_____________________
(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.
(2) In addition to these shares, Mr. Erickson’s adult children own 1,300,000 shares. Mr. Erickson disclaims any beneficial ownership or control of such shares.
(3) Stock options for 250,000 shares of common stock at $0.10 per share, expiring on August 15, 2009.
(4) Stock options for 125,000 shares of common stock at 0.75 per share, expiring on August 25, 2008.
(5) This figure includes stock options for 150,000 shares of common stock exercisable at $0.75 per share on or before April 15, 2007.
(6) Stock options for 35,000 shares of common stock exercisable at $0.75 per share, which are fully vested.
(7) Stock options for 35,000 shares of common stock exercisable at $0.75 per share, which are fully vested.
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, during the Company’s last two fiscal years ended September 30, 2006, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $30,000,and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

On December 16, 2005 the Company entered into a research and development contract with RatLab LLC, a privately-owned research laboratory in Seattle, Washington. The contract is for Phase 1 and 2 research, with options to extend the research agreement for additional phases. Under the contract, RatLab will perform research and development using the Company’s existing intellectual property, as well as newly developed research and technologies in order to assist the Company with the commercialization of its core technologies in the areas of brand and forgery protection, homeland security, medical diagnostics, and color-based file creation and matching. If the Company is successful in raising additional funds, it intends to extend the research and development contract with RatLab LLC for additional research phases.

Dr. Thomas Furness, a founder and former director of the Human Interface Technology Lab (HitLab) at the University of Washington and one of the leading researchers in the world in the area of human interface technology, is the founder and a principal of RatLab LLC. RatLab LLC also employs other leading scientists and research associates in the areas of computer science, imaging technology, and light sensing technology, who will be part of the team conducting research on behalf of the Company. Dr. Furness and some of his research associates hold options to purchase shares of the Company’s common stock.

On September 20, 2006, the Company signed a Memorandum of Understanding with Branded Asset Management Group LLC to form a joint venture for the purpose of establishing a new anti-counterfeiting standard in a range of branded products and categories. The Company will own 50% of the joint venture, and will license its technology to the joint venture for use in the development and sale of anti-counterfeit products, systems and processes in certain agreed upon markets. William E. Gordon, one of the directors of the Company, is a partner with Branded Asset Management.

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

The following financial statement schedules are included as part of this report:

None.

(a) (3) Exhibits

The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated herein by reference, as follows:

3.1	Amended and Restated Articles of Incorporation, filed as an exhibit to the Company’s annual report on Form 10-KSB filed on February 9, 2006, and incorporated herein by reference.

3.2	Bylaws incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed on March 11, 1999.

4.1
2005 Combined Incentive and Non-Qualified Stock Option Plan of the Company, filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on August 1, 2005, File No. 333-127100, and incorporated herein by reference.

10.1
Intellectual Property Agreement dated June 16, 2004 between the Company and Kenneth Turpin, filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on August 1, 2005, File No. 333-127100, and incorporated herein by reference.

10.2
Independent Contractor Agreement dated June 16, 2004 between the Company and eVision Technologies Inc. to provide research and development services with respect to the Company’s color technology, filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on August 1, 2005, File No. 333-127100, and incorporated herein by reference.

10.3
Worldwide Licensing Agreement dated April 21, 2005 between the Company and eVision Technologies Inc. granting the Company exclusive rights to the CBN coding system, filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on August 1, 2005, File No. 333-127100, and incorporated herein by reference.

10.4
Letter Agreement dated August 26, 2004 between the Company and Ralph Brier, CEO, regarding CEO compensation package, filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on August 1, 2005, File No. 333-127100, and incorporated herein by reference.

10.5
Letter Agreement dated August 28, 2005 between the Company and Jerry Goldberg regarding CFO compensation package, filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on December 12, 2005, File No. 333-127100, and incorporated herein by reference.

14.1	Code of Ethics for Employees and Directors.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(i)
Form 8-K filed on February 27, 2006 and incorporated herein by reference, announcing the termination of the Company’s research and development contract with eVision Technologies Inc. and announcing the termination of Ken Turpin as Chief Science Officer of the Company.

(ii)
Form 8-K filed on April 26, 2006 and incorporated herein by reference, announcing the appointment of Dr. Masahiro Kawahata as a director of the Company, and announcing the appointment of Jon Pepper and Robert Dougherty to fill two newly-created Board seats.

(iii)
Form 8-K filed on June 21, 2006 and incorporated herein by reference, announcing an increase in the number of directors of the Company from five members to six members, and announcing the appointment of William E. Gordon III to fill the newly-created Board seat.

(iv)	Form 8-K filed on September 21, 2006 and incorporated herein by reference, announcing the resignation of Robert Dougherty as a director of the Company.

(v)
Form 8-K filed on October 10, 2006 and incorporated herein by reference, announcing the Company’s signing of a Memorandum of Understanding with Branded Asset Management Group LLC to form a joint venture.

(vi)
Form 8-K filed on November 15, 2006 and incorporated herein by reference, announcing the resignation of Ralph Brier as Chief Executive Officer, President, and a director of the Company, and announcing the appointment of Bradley Sparks as the new Chief Executive Officer and President as well as a director of the Company.

(vii)
Form 8-K filed on January 3, 2007 and incorporated herein by reference, announcing the resignation of Jerry Goldberg as Chief Financial Officer, Secretary and Treasurer of the Company, and announcing the appointment of Bradley Sparks as the Chief Financial Officer, Secretary and Treasurer of the Company.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of the Company’s annual financial statements and the review included in the Company’s Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $8,425.

(2)	Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $400.

(4)	All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (2) above.

(5)	Audit Committee’s Pre-approval Policies and Procedures

At the present time, there are not sufficient directors, officers and employees involved with the Company to make any pre-approval policies meaningful. Once the Company has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)	Audit hours incurred

The principal accountants spent approximately 50 percent of the total hours expended on auditing the Company’s financial statements for the most recent fiscal year. The hours were about equal to the hours spent by the Company’s internal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INCORPORATED
(the "Registrant")

By:	/s/ Bradley Sparks
Bradley Sparks President, Chief Executive Officer and Director

Date: January 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ronald P. Erickson
Ronald P. Erickson Chairman of the Board and Director

Date: January 16, 2007

By:	/s/ Bradley Sparks
Bradley Sparks Chief Financial Officer and Secretary Treasurer

Date: January 16, 2007

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine St. #3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632

Board of Directors
Visualant Incorporated
Seattle, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Visualant Incorporated (development stage company) at September 30, 2006 and the related statement of operations, stockholders' equity, and cash flows for the years ended September 30, 2006 and 2005 and the period October 8, 1998 (date of inception) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Visualant Incorporated at September 30, 2006 and the results of operations, and cash flows for the years ended September 30, 2006 and 2005 and the period October 8, 1998 (date of inception) to September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates, CPA’s Inc.
Salt Lake City, Utah,
January 16, 2007

VISUALANT INCORPORATED
(Development Stage Company)
BALANCE SHEET
September 30, 2006

ASSETS
Current Assets
Cash	$7,160

Total current assets	7,160

Fixed Assets, net	--

License, net	--

Total assets	$7,160

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$306,424
Accrued expenses	8,247
Notes payable - related party	165,705

Total current liabilities	480,376

Commitments and Contingencies

Shareholders' Deficit
Preferred stock - $.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-
Common stock - $.001 par value, 100,000,000 shares authorized, 16,503,891 shares issued and outstanding	16,504
Additional paid-in capital	3,604,969
Accumulated deficit	(4,094,689)

Total shareholders' equity (deficit)	(473,216)

Total liabilities and stockholders' deficit	$7,160

The accompanying notes are an integral part of these financial statements.

VISUALANT INCORPORATED
(Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2006 and 2005 and Period
  October 8, 1998 (Date of Inception) to September 30, 2006

	Years Ended September 30,		Period from October 8, 1998 (Inception) to September 30,
	2006	2005	2006

Revenues:	$—	$—	$—

Operating expenses:
Research and development	468,730	153,579	687,409
Administrative	531,041	678,540	2,109,814
Compensation - incentive stock options	24,000	24,000	72,000
Total operating expenses	1,023,771	856,119	2,869,223
Loss from operations	(1,023,771)	(856,119)	(2,869,223)
Other income (expense):
Settlement of debt	—	—	43,400
Interest expense	(8,265)	(12,524)	(114,539)
Loss on deposit	—	—	(1,154,327)
Net loss	(1,032,036)	(868,643)	(4,094,689)

Net loss applicable to common stockholders
Net loss per share applicable to common stockholders — basic and diluted	$(0.06)	$(0.13)
Weighted average shares used in computing basic and diluted loss per share	16,422,503	16,090,000

The accompanying notes are an integral part of these financial statements.

VISUALANT INCORPORATED
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period October 8, 1998 (Date of Inception)
to September 30, 2006

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

VISUALANT INCORPORATED
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
For the Period October 8, 1998 (Date of Inception)
to September 30, 2006

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Issuance of common stock for cash at $.50 - October to December 2004	424,000	424	211,576	-
Issuance of common stock for debt at $.50 -	2,665,502	2,665	1,330,086	-
Issuance of common stock for license at $.75 - April 2005	10,000	10	7,490
Issuance of common stock for cash at $.75 - May and June 2005	1,269,999	1,270	951,230	-
Issuance of common stock for services at $.75 - August 2005	77,875	78	58,328	-
Issuance of common stock for cash at $.75 - August 2005	170,000	170	127,330	-
Compensation - incentive stock options	-	-	24,000	-
Net operating loss for the year ended ended September 30, 2005	-	-	-	(868,643)

Balance September 30, 2005	16,307,224	$16,307	$3,433,666	$(3,062,653)

Issuance of common stock for cash at $0.75 - October 2005 to September 2006	146,667	147	109,853	-
Issuance of common stock for services at $.75 - May 2006	50,000	50	37,450	-
Compensation - incentive stock options	-	-	24,000	-
Net operating loss for the year ended ended September 30, 2006	-	-	-	(1,032,036)

Balance September 30, 2006	16,503,891	$16,504	$3,604,969	$(4,094,689)

The accompanying notes are an integral part of these financial statements.

VISUALANT INCORPORATED
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the Years Ended September 30, 2006 and 2005 and the Period
October 8, 1998 (Date of Inception) to September 30, 2006

	Years Ended September 30,		Period from October 8, 1998 (Inception) to September 30,
	2006	2005	2006
Cash Flows from Operating Activities:
Net Loss	$(1,032,036)	$(868,643)	$(4,094,689)
Reconciliation of net loss to net cash used in operating activities:
Depreciation, amortization and tangible and intangible asset impairments	16,721	3,087	19,808
Issuance of capital stock for expenses	37,500	58,406	82,956
Stock compensation	24,000	24,000	72,000
Loss of deposit	—	—	1,154,327
Capital contributions - expenses	—	—	10,950
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses	(50,000)	—	(50,000)
Accounts payable and accrued expenses	183,322	(5,364)	1,741,907
Net Cash used in Operating Activities	(770,493)	(788,514)	(1,012,741)
Cash Flows from Investing Activities:
Purchase of property and equipment	—	(12,308)	(12,308)
Purchase of investment - deposit	—	—	(1,154,327)
Net Cash provided by (used in) Investing Activities	—	(12,308)	(1,166,635)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	95,000	1,307,000	2,022,892
Proceeds from issuance of notes payable to related party	163,644	—	163,644
Net Cash (used in) provided by Financing Activities	258,644	1,307,000	2,186,536
Net increase (decrease) in cash and cash equivalents	(511,849)	506,178	7,160
Cash and cash equivalents at beginning of period	519,009	12,831	—
Cash and cash equivalents at end of period	$7,160	$519,009	$7,160
Supplemental disclosure of cash flow information —
Cash paid during the period for interest	$—	$12,524	$106,274

The accompanying notes are an integral part of these financial statements.

VISUALANT INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on October 8, 1998 with the name of “Cigar King Corporation” with authorized common stock of 200,000,000 shares at $.001 par value. On September 13, 2002 the name was changed to “Starberrys Corporation” as part of a change in the authorized capital stock by the addition of 50,000,000 shares of preferred stock with a par value of $.001 and on August 18, 2004 the name was changed to “Visualant Incorporated”. There are no preferred shares issued and the terms have not been determined.

The Company has not started any operations and is in the development stage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

Stock-based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and reporting standards for stock-based employee and director compensation plans. SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. As permitted by SFAS No. 123, the Company accounts for such arrangements under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” and related interpretations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

VISUALANT INCORPORATED
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2006

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

On September 30, 2006 the Company had a net operating loss available for carryforward of $4,094,689. The tax benefit of approximately $1,228,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2025.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due their short term maturities.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that it maintains cash in banks in amounts over the insured amounts of $100,000, but otherwise maintains cash in banks with good reputations and high integrity.

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
September 30, 2006

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

Foreign Currency Translation

Part of the transactions of the Company were completed in Canadian dollars. Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period in which exchange rates change. US dollars are considered to be the functional currency.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”) eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to stock compensation awards issued to employees. The Company is continuing to evaluate the transition method to be adopted.

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

VISUALANT INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2006

4.  NOTES PAYABLE

During the year ended September 30, 2006, the Company entered into agreements with Coach Capital, LLC for three demand notes payable to Coach Capital, LLC totaling $163,644 for purposes of financing ongoing operations. Interest expense accrues on these notes at a rate of 18% per annum. In connection with these notes, the Company accrued loan fees totaling $2,061

5. COMMON CAPITAL STOCK

During the fiscal year ended September 30, 2006 the Company issued the following private placement common shares of capital stock.

146,667 shares for cash of $110,000 of which $15,000 was received in fiscal year 2005.
50,000 shares for services of $37,500.

During fiscal year 2006, the Company entered into an agreement to issue an additional 25,000 shares for services. These services were performed during first quarter 2007; however, the related shares have not been issued.

6. STOCK OPTIONS

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

During June and August 2005 the Company granted stock options to related parties to purchase 600,000 common shares at $.75 per share, which will expire in June and August 2009. On the date of the grants, the fair market value was $.75 per share.

During the fiscal year ended September 30, 2006, the Company issued stock options or authorized management to grant stock options to purchase 955,000 shares of common stock. On the date of the grants, the fair market value was $0.75 per share.

None of the options had been exercised by the report date.

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under the intrinsic value method as provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” and related interpretations.

The Company applies the intrinsic value method in accounting for its compensation based stock options. If the Company had measured the options under the fair value based method the net pro-forma operating loss and loss per share amounts for the year ended September 30, 2006 would not have been materially different.

VISUALANT INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2006

7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired or control 11.9% of the outstanding common stock and have received the stock options outlined in note 5.

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

10. SUBSEQUENT EVENTS

Personnel

Effective November 10, 2006, the Chief Executive Officer and President resigned. Further, effective December 27, 2006, the Chief Financial Officer resigned. The Company has entered into a severance agreement with the former Chief Executive Officer.

During November 2006 and January 2007, Bradley Sparks was appointed as the new Chief Executive Officer and Chief Financial Officer, respectively.

Notes Payable

During first quarter 2007, the Company entered into an additional demand note payable agreement with Coach Capital, LLC totaling $54,888. The note accrues interest at 18% per annum.