Form 10QSB
period 2006-12-31
VISUALANT INC
filed 2007-02-20
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
For the transition period from to

Commission File number 0-25541

VISUALANT, INCORPORATED
(Exact name of registrant as specified in charter)

Nevada	91-1948357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Union Street, Suite 406 Seattle, Washington USA	98101
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding as of February 20, 2007
Common Stock, $0.001 per share	16,503,891

	TABLE OF CONTENTS
		Page

PART 1	FINANCIAL INFORMATION	3

ITEM 1	Financial Statements (unaudited)	3

	Balance Sheet as of December 31, 2006 and September 30, 2006	4

	Statements of Operations For the three months ended December 31, 2006 and 2005, and for the period from October 8, 1998 (Date of Inception) to December 31, 2006	5

	Statement of Changes in Stockholders' Equity For the period October 8, 1998 (Date of Inception) to December 31, 2006	6

	Statement of Cash Flows For the three months ended December 31, 2006 and 2005 and for the period from October 8, 1998 (Date of Inception) to December 31, 2006	7

	Notes to the Financial Statements	8

ITEM 2	Management's Discussion and Analysis or Plan of Operation	14

ITEM 3	Controls and Procedures	16

PART 11	OTHER INFORMATION	17

ITEM 6	Exhibits and Reports on Form 8-K	17

	SIGNATURES	17

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Visualant, Incorporated (development stage company) at December 31, 2006 and September 30, 2006 and the statements of operations and of cash flows for the three months ended December 31, 2006 and 2005 and for the period from October 8, 1998 (date of incorporation) to December 31, 2006, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2006  are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.

VISUALANT, INCORPORATED
(Development Stage Company)
BALANCE SHEETS
December 31, 2006 and September 30, 2006

	December 31, 2006	September 30, 2006
ASSETS
CURRENT ASSETS
Cash	$64	$7,160
Prepaid Expenses	27,600	-

TOTAL ASSETS	$27,664	$7,160

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Notes payable	$221,721	$165,705
Accrued expenses and other liabilities	54,970	8,247
Accounts payable	515,449	306,424

Total Current Liabilities	$792,140	$480,376

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT

Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding
Common stock - $0.001 par value, 200,000,000 shares authorized, 16,503,891 shares issued and outstanding	16,504	16,504
Additional paid in capital	3,837,854	3,604,969
Deficit accumulated during the development stage	(4,618,834)	(4,094,689)

Total Stockholders' Equity (Deficiency)	(764,476)	(473,216)

TOTAL LIABILITIES & EQUITY	$27,664	$7,160

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three Months Ended December 31, 2006 and 2005 and Period
October 8, 1998 (Date of Inception) to December 31, 2006

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005	October 8, 1998 to December 31, 2006

Revenues	$-	$-	$-

Expenses
Research and development (includes stock compensation expense of $157,571, $0 and $157,571)	249,317	37,200	936,726
Administrative (includes stock compensation expense of $75,314, $0 and $147,314)	264,102	190,745	2,445,916
Total Operating Expense	513,419	227,945	3,382,642

Loss from Operations	(513,419)	(227,945)	(3,382,642)

Other Income (Expense)
Settlement of debt	-	-	43,400
Interest expense	(10,726)	19	(125,265)
Loss of deposit	-	-	(1,154,327)

Net Loss	($524,145)	($227,926)	($4,618,834)

Net Loss Applicable to Common Stockholders
Basic and diluted	$(0.03)	$(0.01)

Weighted Average Shares used in computing basic
and diluted net loss per share	16,503,891	16,347,000

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period October 8, 1998 (Date of Inception)
to December 31, 2006

	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance October 8, 1998 (date of inception)	-	$-	$-	$-
Issuance of common stock for cash at $.002 - November 20, 1998	4,500,000	4,500	4,500	-
Issuance of common stock for cash at $.01 - November 25, 1998	6,000,000	6,000	54,000	-
Issuance of common stock for cash at $.25 - December 4, 1998	35,000	35	8,715	-
Capital contributions - expenses	-	-	3,650	-
Net operating loss for the period October 8, 1998 to September 30, 1999				(27,748)
Capital contributions - expenses	-	-	3,650	-
Net operating loss for the year ended September 30, 2000	-	-	-	(64,537)
Capital contributions - expenses	-	-	3,650	-
Net operating loss for the year ended September 30, 2001	-	-	-	(7,585)
Issuance of common stock for cash at $.50 - July 5, 2002	26,200	26	13,116	-
Net operating loss for the year ended September 30, 2002	-	-	-	(113,475)
Issuance of common stock for cash at $.50 - July 2003	100,000	100	49,900	-
Issuance of common stock for services at $.001- June 2003	150,000	150	-	-
Issuance of common stock as payment of debt at $.50 - July 2003	184,848	185	92,239	-
Refund and return of common shares at $.50 - August 2003	(26,200)	(26)	(13,074)
Issuance of common stock for cash at $.75 - September 2003	520,000	520	389,480	-
Net operating loss for the year ended September 30, 2003	-	-	-	(1,819,398)
Balance September 30, 2003	11,489,848	11,490	609,826	(2,032,743)
Issuance of common stock for cash at $.50 - net of issuance costs - August 2004	200,000	200	89,800	-
Compensation - incentive stock options	-	-	24,000	-
Net operating loss for the year ended September 30, 2004	-	-	-	(161,267)
Balance September 30, 2004	11,689,848	11,690	723,626	(2,194,010)
Issuance of common stock for cash at $.50 - October to December 2004	424,000	424	211,576	-
Issuance of common stock for debt at $0.50	2,665,502	2,665	1,330,086	-
Issuance of common stock for license at $0.75 - April 2005	10,000	10	7,490	-
Issuance of common stock for cash at $0.75	1,439,999	1,440	1,078,560	-
Issuance of common stock for services at $0.75	77,875	78	58,328	-
Compensation - incentive stock options	-	-	24,000	-
Net operating loss for the year ended September 30, 2005	-	-	-	(868,643)
Balance at September 30, 2005	16,307,224	16,307	3,433,666	(3,062,653)
Issuance of common stock for cash at $0.75	146,667	147	109,853	-
Issuance of common stock for services at $0.75	50,000	50	37,450	-
Compensation - incentive stock options	-	-	24,000	-
Net operating loss for the year ended September 30, 2006	-	-	-	(1,032,036)
Balance at September 30, 2006	16,503,891	16,504	3,604,969	(4,094,689)
Issuance of options for services	-	-	157,571	-
Stock compensation expense	-	-	75,314	-
Net operating loss for the period ended December 31, 2006	-	-	-	(524,145)
Balance at December 31, 2006	16,503,891	$16,504	$3,837,854	$(4,618,834)

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)
STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2006 and 2005 and the Period
October 8, 1998 (Date of Inception) to December 31, 2006

			October 8, 1998 to
	December 31,	December 31,	December 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(524,145)	$(227,926)	$(4,618,834)
Reconciliation of net loss to net cash used in operating activities:
Depreciation, amortization and tangible and intangible asset impairments	-	708	19,808
Issuance of capital stock for expenses	-	-	82,956
Stock based compensation	75,314	-	147,314
Stock Options issued in exchange for services	157,571	-	157,571
Loss of deposit	-	-	1,154,327
Capital contributions - expenses	-	-	10,950
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses	(27,600)	6,974	(27,600)
Accounts payable and accrued expenses	255,748	-	1,997,655
Net Cash Used in Operating Activities	(63,112)	(220,244)	(1,075,853)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(12,308)
Purchase of investment - deposit	-	-	(1,154,327)
Net Cash Used in Investing Activities	-	-	(1,166,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	2,022,892
Proceeds from issuance of notes payable	56,016	45,000	219,660
Net Cash Provided by Financing Activities	56,016	45,000	2,242,552

Net Changes in Cash	(7,096)	(175,244)	64
Cash at Beginning of Period	7,160	519,009	-
Cash at End of Period	$64	$343,765	$64

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Visualant, Inc. was incorporated under the laws of the State of Nevada on October 8, 1998 under the name of “Cigar King Corporation” with authorized common stock of 200,000,000 shares at $.001 par value. On September 13, 2002 the name was changed to “Starberrys Corporation” as part of a change in the authorized capital stock by the addition of 50,000,000 shares of preferred stock with a par value of $.001. On August 18, 2004 the name of the Company was changed to “Visualant, Incorporated”. There are no preferred shares issued and the terms have not been determined.

The Company is in the development stage and has not commenced operations.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $524,000 and $228,000 for the three months ended December 31, 2006 and 2005, respectively. Our current liabilities exceeded our current assets by approximately $764,000 as of December 31, 2006. Our net cash used in operating activities approximated $63,000 for the three months ended December 31, 2006.

At December 31, 2006, total cash was approximately $64. Consequently, we are actively working with potential investors to obtain additional capital through various financing options; however, we do not have any financing commitments. There can be no assurance that financing will be available on favorable terms or at all. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

We anticipate that we will generate significant losses from operations for the foreseeable future. As of December 31, 2006, our accumulated deficit was $4.7 million. We have limited capital resources, and operations to date have been funded with the proceeds from public and private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended September 30, 2006 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Continuation of the company as a going concern is dependant upon obtaining additional working capital. The management of the Company plans to obtain additional working capital through additional equity funding and short term borrowing which will enable the Company to conduct operations for the coming year. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

VISUALANT, INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (Loss) Per Share

Net loss per common share excludes any dilutive effects of options, warrants and convertible securities. Net earnings (loss) per share is computed using the weighted-average number of outstanding common shares and common stock equivalent shares during the applicable period. Common stock equivalent shares, which include options, warrants and convertible securities, are excluded from the computation if their effect is antidilutive. There were no dilutive instruments for the three months ended December 31, 2006.

Stock-based Compensation

Prior to October 1, 2006, we accounted for stock-based compensation under the recognition and measurement principles of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company accounts for such arrangements under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Effective October 1, 2006, we began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”. We adopted FAS 123(R) using the modified prospective method. We recognize these compensation costs on a straight-line basis over the requisite service period of the award. Total compensation cost recognized for fair value options issued was $39,000 and $0 for the three months ended December 31, 2006 and 2005, respectively.

SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to our net loss position, no tax benefits have been recognized in the cash flow statement.

We also apply SFAS No. 123R and the consensus in Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" for stock based compensation to non-employees.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

VISUALANT, INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due to their short term maturities.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that it periodically maintains cash in banks in amounts over the insured amounts of $100,000, but are otherwise banks of high integrity.

Research and Development Costs

Expenditures relating to the development of new products and processes are expensed as incurred. These costs include expenditures for compensation, materials used in the development effort, supplies, depreciation of equipment used in the research activity, facilities and other internal costs, as well as expenditures for third party professional services.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The Company will expense advertising and market development costs as incurred.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the balance sheets and reported amount of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.

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

VISUALANT, INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is not expected to have a material impact on the Company’s financial position or results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 was effective for the Company on October 1, 2006 and is not expected to have a material impact on the Company’s financial position or results of operations.

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all financial statements issued by the Company after November 15, 2006.

4. DEVELOPMENT OF TECHNOLOGIES OWNED BY THE COMPANY

The Company is in the business of researching, developing, acquiring, and commercializing products and services related to illumination and detection of electromagnetic energy, typically in the visible and near-visible portions of the electromagnetic spectrum, using specialized illumination and sensing systems and spatial analysis software modeling which allow for pattern recognition. This technology involves specialized and proprietary information and trade secrets owned by the Company, which the Company considers to be among its most sensitive, confidential, and proprietary information.

The Company has a working agreement with a contractor to further develop the technology pursuant to which the Company has agreed to pay development costs on a monthly basis.

VISUALANT, INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

5. NOTES PAYABLE

During the year ended September 30, 2006, the Company entered into agreements with Coach Capital, LLC for three demand notes payable to Coach Capital, LLC totaling $163,644 for purposes of financing ongoing operations. Interest expense accrues on these notes at a rate of 18% per annum. In connection with these notes, the Company accrued loan fees totaling $2,061.

In November 2006, the Company entered into an additional demand note payable agreement with Coach Capital, LLC totaling $54,888 plus loan fees. The note accrues interest at 18% per annum. As a result of this additional note entered into during the three months ended December 31, 2006, notes payable plus loan fees totaled $221,721 as of December 31, 2006.

Accrued interest on the notes payable is recorded in the balance sheet in accrued expenses and other liabilities.

Any delays in repayment of the principal and accrued interest upon demand will result in a penalty interest rate of 30% per annum.

6. COMMON CAPITAL STOCK

During first quarter of fiscal year 2007, the Company did not enter into any agreements related to the issuance or sale of common stock.

7. STOCK OPTIONS

In 2005, our Board of Directors adopted a combined incentive and nonqualified stock option plan for our employees and consultants (“2005 Stock Option Plan”). On October 9, 2006, the Board of Directors authorized an increase in shares available for grant from 2 million to 4 million, subject to stockholder approval. Options granted under the 2005 Stock Option Plan are as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at September 30, 2006	2,000,000	805,000	$0.75
Grants	-	1,100,000	0.75
Cancelled	-	-	-
BalaBalance, December 31, 2006	2,000,000	1,905,000	$0.75

Prior to 2006, options were granted to employees and consultants under the terms of individual share purchase option agreements. As of September 30, 2006, 925,000 options were outstanding under these share purchase option agreements. During 1st quarter 2007, 25,000 of these options expired and 175,000 were cancelled. Accordingly, 725,000 options to purchase common stock were outstanding under these pre-2005 Stock Option Plan agreements at December 31, 2006.

Approximately 1.05 million of the options outstanding at December 31, 2006 have been issued to consultants providing services to the Company. The remaining 1.58 million options outstanding have been granted to employees, directors or officers of the Company.

Options outstanding at December 31, 2006 are summarized as follows:
Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.10 - $0.75	2,630,000	855,000	$0.69	3.82

7. STOCK OPTIONS - continued

The weighted-average fair value for options granted during 1st quarter 2007 was $0.55 and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2006	2005
Expected life in years	5.0	3.0
Volatility	95.3%	95.3%
Interest rate	4.79%	4.03%
Yield rate	0%	0%

None of the options have been exercised as of December 31, 2006.

Approximately 950,000 of the stock options described above were issued in prior periods to consultants providing both research and development and administrative services to the Company.  Based on the fair value of these options, the Company recorded an additional $112,000 to expense and additional paid in capital. Approximately $94,000 is research and development expense and $18,000 is administrative expense in connection with the services performed by consultants. These amounts have been recorded in the three months ended December 31, 2006.

8. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors and their families have acquired approximately 11.9% of the outstanding common stock and have received the stock options outlined in note 7.

9. CANCELLATION OF AGREEMENT TO PURCHASE SHARES OF SCI

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

VISUALANT, INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

10. SUBSEQUENT EVENTS

Notes Payable

During January 2007, the Company entered into an additional demand note payable agreement with Coach Capital, LLC totaling $28,480, plus loan fees. The note accrues interest at 18% per annum.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

General

The Company is a development stage company engaged in the business of commercializing products and services based upon our spectral signature technology as reflected in our recently filed patent applications. These patent applications pertain to the use of controlled illumination with specific bands of electromagnetic radiation, detection of returned electromagnetic radiation and data management in an innovative manner enabling our devices to establish a unique spectral signature for both individual and classes of items. The unique spectral signature data can potentially be used in a variety of applications in areas such as brand protection, forgery detection, homeland security, medical diagnostics, quality control, fluids monitoring, metal stress analysis, and many others. As of December 31, 2006, the Company has filed five patent applications with the U.S. Patent Office.

The Company currently buys its research and development from outside third party sources. On December 16, 2005, the Company entered into a research and development contract with RATLab LLC, a privately-owned research laboratory in Seattle, Washington. Under the contract, RATLab performs research and development using the Company’s existing intellectual property, as well as newly developed research and technologies in order to assist the Company with the commercialization of its core spectral signature technologies. During the 3-month period ended December 31, 2006, the Company paid approximately $55,000 in research and development fees to RATLab LLC, and assuming the Company is successful in raising additional funds, it anticipates that it will pay RATLab LLC the sum of $1.5 million dollars to develop operational prototypes over the next twelve months.

RATLab LLC is a research laboratory formed primarily by Dr. Thomas Furness, founder and former director of the Human Interface Technology Lab (HIT Lab) at the University of Washington, and one of the leading researchers in the world in the area of human interface technology. Dr. Furness also is the founder of the Virtual World Consortium, an organization of more than fifty leading technology companies and enterprises dedicated to sharing and advancing research in many scientific research areas important to the Company. RATLab LLC also employs other leading scientists and research associates in the areas of computer science, imaging technology, and light sensing technology, who are part of the team conducting research on behalf of the Company.

The Company initially intends to position its technology as both a revolutionary as well as a practical solution for security and fraud prevention applications and markets. The Company’s current focus is to secure customers for its spectral signature technology and to capitalize upon the potential business opportunities in the areas of national security, document forgery/fraud, brand protection, label fraud and product tampering. However, the broad scope of the applications covered by the Company’s patent applications may result in new opportunities surfacing from customers desiring prototypes designed to satisfy their specific technology needs. As of December 31, 2006, the Company had no customers.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS - continued

The Company has developed successful prototypes which capture the spectral signatures of items and manage the data gathered. These prototypes are being shown to potential customers and funding sources to demonstrate the potential and capabilities of our devices. It is envisioned that once the Company has secured a customer or customers, it will collaborate with the customer to develop devices and specific applications of the Company’s technology that are designed to address the customer’s unique concerns. The Company will then hire new personnel sufficient to fulfill its development obligations under any contract entered into. In lieu of such hiring, the Company may contract with certain research organizations to perform development activities on behalf of the Company.

This Report on Form 10-QSB contains certain forward-looking statements that are based on current expectations. When used in this discussion, the words "believe", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected, and should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company’s future products; the Company may not be able to retain existing key management personnel; and there may be other material adverse changes in the Company’s operations or business. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing or other budgets, which may in turn affect the Company’s financial position and results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the other risk factors relating to the Company and the various disclosures made by the Company that attempt to advise interested parties of factors which affect the Company's business, in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006 as well as in the Company's periodic reports on Forms 10-QSB and 8-K filed with the Securities and Exchange Commission (the "SEC").The Company's financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

LIQUIDITY AND CAPITAL RESOURCES

 The Company has no revenue to date from its operations, and its ability to implement its plans for the future will depend on the future availability of financing. Such financing will be required to enable the Company to further develop its spectral signature technology and continue its operations. The Company intends to raise further funds through private placements of the Company's common stock and through short term borrowing. The financing activities of the Company are current and ongoing, and it will expand and accelerate its development program as the timing and amount of financing allow. However, there can be no assurance that the Company will be successful in obtaining additional capital for such technology development from the sale of its capital stock, or in otherwise raising substantial capital.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS - continued

The Company’s cost to continue operations as they are now conducted is approximately $60,000 per month, and the Company does not have sufficient funds to cover existing operations. The Company needs to raise additional funds in order to continue its existing operations and to finance its plans to expand its operations for the next year. The Company intends to raise the required funds by obtaining share capital from outside sources. During the three months ended December 31, 2006, the Company obtained funds in the aggregate amount of $55,288 through loans from Coach Capital. If the Company is successful in raising additional funds, the Company’s research and development efforts will continue and expand.

Off-Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity or capital resources.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s controls and procedures (as defined in the Securities Act of 1934 Rule 13a-15(e) or Rule 15d-15(e)) as of the end of the Company’s quarter ending December 31, 2006 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 8B. OTHER INFORMATION

There is no additional information that was not disclosed by the Company through 8K filings throughout the fiscal year.

PART II. OTHER INFORMATION

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

VISUALANT, INCORPORATED
(Registrant)

Date: February 20, 2007	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Title: Chief Executive Officer, President, and Director

Date: February 20, 2007	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Title : Chief Financial Officer, and Secretary Treasurer