Form 10QSB
period 2007-03-31
VISUALANT INC
filed 2007-05-15
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding as of March 31, 2007
Common Stock, $0.001 per share	16,653,891

	TABLE OF CONTENTS
		Page
		Number

PART 1	FINANCIAL INFORMATION	3

ITEM 1	Financial Statements (unaudited)	3

	Balance Sheet as of March 31, 2007 and September 30, 2006	4

	Statements of Operations For the three and six months ended March 31, 2007 and 2006, and the period from October 8, 1998 (Date of Inception) to March 31, 2007	5

	Statement of Cash Flows For the six months ended March 31, 2007 and 2006 and for the period from October 8, 1998 (Date of Inception) to March 31, 2007	5

	Notes to the Financial Statements	7

ITEM 2	Management's Plan of Operation	11

ITEM 3	Controls and Procedures	13

ITEM 8B	OTHER INFORMATION	13

PART II	OTHER INFORMATION	14

ITEM 6	Exhibits and Reports on Form 8-K	14

	SIGNATURES	15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Visualant, Incorporated (development stage company) at March 31, 2007 and September 30, 2006, the statements of operations for the three and six months ended March 31, 2007 and 2006, the statements of cash flows for the six months ended March 31, 2007 and 2006 and for the period from October 8, 1998 (date of incorporation) to March 31, 2007, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six month periods ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.

VISUALANT, INCORPORATED
(Development Stage Company)
BALANCE SHEETS
March 31, 2007 and September 30, 2006

	March 31, 2007	September 30, 2006
ASSETS
CURRENT ASSETS
Cash	$1,149	$7,160
Prepaid Expenses	$18,779	-

TOTAL ASSETS	$19,928	$7,160

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Notes payable	$300,471	$165,705
Accrued expenses and other liabilities	132,105	8,247
Accounts payable	593,611	306,424

Total Current Liabilities	1,026,187	480,376

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT

Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 16,653,891 and 16,503,891 shares issued and outstanding, respectively	16,654	16,504
Additional paid in capital	4,020,732	3,604,969
Deficit accumulated during the development stage	(5,043,645)	(4,094,689)

Total Stockholders' Equity (Deficiency)	(1,006,259)	(473,216)

TOTAL LIABILITIES & EQUITY	$19,928	$7,160

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended March 31, 2007 and 2006 and the Period from
October 8, 1998 (Date of Inception) to March 31, 2007

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006	Period of Inception from October 8, 1998 to March 31, 2007

Revenues	$-	$-	$-	$-	$-

Expenses
Research and development	148,506	138,732	397,823	175,932	1,085,232
Administrative	261,298	101,476	525,401	292,221	2,707,215
Total Operating Expense	409,804	240,208	923,224	468,153	3,792,477
Loss from Operations	(409,804)	(240,208)	(923,224)	(468,153)	(3,792,447)

Other Income (Expense)
Settlement of debt	-	-	-	-	43,400
Interest expense	(14,256)	-	(25,732)	(10,726)	(139,521)
Loss of deposit	-	-	-	-	(1,154,327)

Net Loss	($424,060)	($240,208)	($948,956)	($478,879)	($5,042,895)
Net Loss Applicable to Common Stockholders Basic and diluted	$(0.03)	$(0.01)	$(0.06)	$(0.03)
Weighted Average Shares used in computing basic and diluted net loss per share	16,535,558	16,347,000	16,519,550	16,347,000

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2007 and 2006 and the Period from
October 8, 1998 (Date of Inception) to March 31, 2007

	Six Months Ended	Six Months Ended	October 8, 1998
	March 31,	March 31,	to March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(948,956)	$(478,879)	$(5,043,645)
Reconciliation of net loss to net cash used in operating activities:
Depreciation, amortization and tangible and intangible asset impairments	-	708	19,808
Issuance of capital stock for expenses	75,000	-	157,956
Stock based compensation	183,342	-	255,342
Stock Options Issued in exchange for services	157,571	-	157,571
Loss of deposit	-	-	1,154,327
Capital contributions - expenses	-	-	10,950
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses	(18,779)	-	(18,779)
Accounts payable and accrued expenses	411,045	(40,163)	2,152,952
Net Cash Used in Operating Activities	(140,027)	(518,334)	(1,153,518)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(12,308)
Purchase of investment - deposit	-	-	(1,154,327)
Net Cash Used in Investing Activities	-	-	(1,166,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	2,022,892
Proceeds from issuance of notes payable	134,766	44,372	298,410
Net Cash Provided by Financing Activities	134,766	44,372	2,321,302

Net Change in Cash	(6,011)	(473,962)	1,149
Cash at Beginning of Period	7,160	519,009	-
Cash at End of Period	$1,149	$45,047	$1,149

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Visualant, Inc. was incorporated under the laws of the State of Nevada on October 8, 1998 under the name of “Cigar King Corporation” with authorized common stock of 200,000,000 shares at $0.001 par value. On September 13, 2002 the name was changed to “Starberrys Corporation” as part of a change in the authorized capital stock whereby 50,000,000 shares of preferred stock with a par value of $0.001 was authorized. On August 18, 2004 the name of the Company was changed to “Visualant, Incorporated”. There are no preferred shares issued and the terms have not been determined.

The Company is in the development stage and has not commenced operations.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $949,000 and $479,000 for the six months ended March 31, 2007 and 2006, respectively. Our current liabilities exceeded our current assets by approximately $1.0 million as of March 31, 2007. Our net cash used in operating activities approximated $140,000 for the six months ended March 31, 2007.

As of March 31, 2007, the Company had approximately $1,000 in cash. The Company is considered illiquid as this cash is not considered sufficient to fund the recurring operating and associated financing costs. The Company needs to raise additional funding to continue its operations. However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

We anticipate that we will generate significant losses from operations for the foreseeable future. As of March 31, 2007, our accumulated deficit was $5.0 million. We have limited capital resources, and operations to date have been funded with the proceeds from public and private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended September 30, 2006 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Continuation of the company as a going concern is dependant upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, payment of debt by the issuance of common stock, and contributions to capital by officers, which will enable the Company to continue to conduct operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

VISUALANT, INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in the Annual Report on Form 10-K for the year ended September 30, 2006. Additional significant accounting policies are disclosed below.

Accounting for Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 effective January 1, 2007 and there was no impact on the Company’s financial statements.

Financial Statement Restatement

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 effective October 1, 2006 and there was no impact on the Company’s financial statements.

Basic and Diluted Net Income (Loss) Per Share

Net loss per common share excludes any dilutive effects of options, warrants and convertible securities. Net earnings (loss) per share is computed using the weighted-average number of outstanding common shares and common stock equivalent shares during the applicable period. Common stock equivalent shares, which include options warrants and convertible securities, are excluded from the computation if their effect is antidilutive. There were no dilutive instruments for the six months ended March 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the possible impact of SFAS 157 on the financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact of adopting SFAS 159 on our financial position.

VISUALANT, INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

4. DEVELOPMENT OF TECHNOLOGIES OWNED BY THE COMPANY

The Company is in the business of researching, developing, acquiring, and commercializing products and services related to illumination and detection of electromagnetic energy, typically in the visible and near-visible portions of the electromagnetic spectrum, using specialized illumination and sensing systems and spatial analysis software modeling which allow for pattern recognition. This technology involves specialized and proprietary information and trade secrets, which the Company considers to be among its most sensitive, confidential, and proprietary information.

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

During the first quarter of 2007, the Company entered into an additional demand note payable agreement with Coach Capital, LLC totaling $54,888 plus loan fees. In February 2007, the Company entered into a demand note payable agreement with CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees. In addition, the Company entered into another demand note payable agreement with Coach Capital, LLC during the quarter totaling $28,000 plus loan fees.  All of these notes accrue interest at 18% per annum.  As of March 31, 2007, notes payable totals $300,471. Interest expense accrues on all of these notes at a rate of 18% per annum. Accrued interest on the notes payable is recorded in the balance sheet in accrued expenses and other liabilities.

Any delays in repayment of the principal and accrued interest on the notes payable upon demand will result in a penalty interest rate of 30% per annum.

6. COMMON CAPITAL STOCK

During the second quarter of fiscal year 2007 the Company issued 150,000 shares in satisfaction of $75,000 of monies owed for legal services.

7. STOCK OPTIONS

Effective October 1, 2006, we began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”. We adopted FAS 123(R) using the modified prospective method. We recognize these compensation costs on a straight-line basis over the requisite service period of the award. Total compensation cost recognized for fair value options issued was $108,000 and $341,000 for the three and six months ended March 31, 2007, respectively.

In 2005, our Board of Directors adopted a combined incentive and nonqualified stock option plan for our employees and consultants (“2005 Stock Option Plan”) On October 9, 2006 the Board of Directors authorized an increase in shares available for grant from 2 million to 4 million, subject to stockholder approval.

There were no stock options issued during the three months ended March 31, 2007.

8. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

See Note 5 for discussion of notes payable issued to the Company’s CEO and President during the quarter ended March 31, 2007.

VISUALANT, INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

10. SUBSEQUENT EVENTS

Notes Payable

On May 7, 2007, the Company entered into a Line of Credit Agreement with Coventry Capital LLC., a Delaware company, pursuant to which Coventry Capital will provide the Company with a $1 million convertible line of credit. The line of credit may be increased up to $3 million in the event the Company achieves certain performance criteria. The borrowed funds will bear interest at the rate of 10% per annum, and are due in full on May 7, 2010. Coventry Capital, however, has the right to convert all or part of the indebtedness into common stock of the Company.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

General

The Company is a development stage company engaged in the business of commercializing products and services based upon our spectral signature technology as reflected in our recently filed patent applications. These patent applications pertain to the use of controlled illumination with specific bands of electromagnetic radiation, detection of returned electromagnetic radiation and data management in an innovative manner enabling our devices to establish a unique spectral signature for both individual and classes of items. The unique spectral signature data can potentially be used in a variety of applications in areas such as brand protection, forgery detection, homeland security, medical diagnostics, quality control, fluids monitoring, metal stress analysis, and many others. As of March 31, 2007, the Company has filed seven utility patents applications with the U.S. Patent Office.

The Company currently buys its research and development from outside third party sources. On December 16, 2005, the Company entered into a research and development contract with RATLab LLC, a privately-owned research laboratory in Seattle, Washington. Under the contract, RATLab performs research and development using the Company’s existing intellectual property, as well as newly developed research and technologies in order to assist the Company with the commercialization of its core spectral signature technologies. During the 3 and 6-month periods ended March 31, 2007, the Company paid approximately $54,000 and $137,000 in research and development fees to RATLab LLC. RATLab LLC is a research laboratory formed primarily by Dr. Thomas Furness, founder and former director of the Human Interface Technology Lab (HIT Lab) at the University of Washington, and one of the leading researchers in the world in the area of human interface technology. Dr. Furness also is the founder of the Virtual World Consortium, an organization of more than fifty leading technology companies and enterprises dedicated to sharing and advancing research in many scientific research areas important to the Company. RATLab LLC also employs other leading scientists and research associates in the areas of computer science, imaging technology, and light sensing technology, who are part of the team conducting research on behalf of the Company.

The Company initially intends to position its technology as both a revolutionary as well as a practical solution for security and fraud prevention applications and markets. The Company’s current focus is to secure customers for its spectral signature technology and to capitalize upon the potential business opportunities in the areas of national security, document forgery/fraud, brand protection, label fraud and product tampering. However, the broad scope of the applications covered by the Company’s patent applications may result in new opportunities surfacing from customers desiring prototypes designed to satisfy their specific technology needs. As of March 31, 2007, the Company had no customers.

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

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS - continued

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

The Company’s cost to continue operations as they are now conducted is approximately $85,000 per month, and the Company does not have sufficient funds to cover existing operations. The Company needs to raise additional funds in order to continue its existing operations and to finance its plans to expand its operations for the next year. The Company intends to raise the required funds by obtaining share capital from outside sources. During the six months ended March 31, 2007, the Company obtained funds in the aggregate amount of approximately $135,000  through the issuance of loans to Coach Capital and Bradley E. Sparks, CEO and President. If the Company is successful in raising additional funds, the Company’s research and development efforts will continue and expand.

Off-Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity or capital resources.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s controls and procedures (as defined in the Securities Act of 1934 Rule 13a-15(e) or Rule 15d-15(e)) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The exhibits filed herewith as required by Item 601 of Regulation S-B, are as follows:

(a) Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Executive Officer

32.2	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INCORPORATED
(Registrant)
Date: May 15, 2007	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Title: Chief Executive Officer, President, and Director

Date: May 15, 2007	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Title: Chief Financial Officer, and Secretary Treasurer