Form 10QSB
period 2007-06-30
VISUALANT INC
filed 2007-08-17
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

For the transition period from to

Commission File number               000-30262

VISUALANT, INCORPORATED
(Exact name of registrant as specified in charter)

Nevada	91-1948357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Union Street, Suite 406, Seattle, Washington USA	98101
(Address of principal executive offices)	(Zip Code)

206-903-1351
(Registrant's telephone number, including area code)

N/A
(Former name, address, and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of common stock, $.001 par value, outstanding as of August 14, 2007: 16,853,891 shares

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Visualant, Incorporated (development stage company) at June 30, 2007 and September 30, 2006, the statements of operations for the three and nine months ended June 30, 2007 and 2006, the statements of cash flows for the nine months ended June 30, 2007 and 2006 and for the period from October 8, 1998 (date of incorporation) to June 30, 2007, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine month periods ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.

VISUALANT, INCORPORATED
(Development Stage Company)
BALANCE SHEETS
June 30, 2007 and September 30, 2006

	June 30, 2007	September 30, 2006
ASSETS
CURRENT ASSETS
Cash	$216	$7,160
Prepaid Expenses	9,898	-
Total Current Assets	10,114	7,160

Deferred Financing Costs, net	91,156	-

TOTAL ASSETS	$101,270	$7,160

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Notes payable	$50,750	$165,705
Accrued expenses and other liabilities	190,374	8,247
Accounts payable	656,018	306,424
Total Current Liabilities	897,142	480,376

Long-term Notes Payable	425,340	-
Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 16,853,891 and 16,503,891 shares issued and outstanding, respectively	16,854	16,504
Additional paid in capital	4,205,321	3,604,969
Deficit accumulated during the development stage	(5,443,387)	(4,094,689)
Total Stockholders' Equity (Deficiency)	(1,221,212)	(473,216)

TOTAL LIABILITIES & EQUITY	$101,270	$7,160

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended June 30, 2007 and 2006 and the Period from
October 8, 1998 (Date of Inception) to June 30, 2007

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006	Period of Inception from October 8, 1998 to June 30, 2007

Revenues	$-	$-	$-	$-	$-

Expenses
Research and development	162,086	84,588	559,909	260,520	1,247,318
Administrative	219,570	196,829	744,970	489,050	2,926,784
Total Operating Expense	381,656	281,417	1,304,879	749,570	4,174,102
Loss from Operations	(381,656)	(281,417)	(1,304,879)	(749,570)	(4,174,102)

Other Income (Expense)
Settlement of debt	-	-	-	-	43,400
Interest expense	(18,837)	-	(43,819)	-	(158,358)
Loss of deposit	-	-	-	-	(1,154,327)

Net Loss	$(400,493)	$(281,417)	$(1,348,698)	$(749,570)	$(5,443,387)
Net Loss Applicable to Common Stockholders Basic and diluted	$(0.02)	$(0.02)	$(0.08)	$(0.05)
Weighted Average Shares used in computing basic and diluted net loss per share	16,775,000	16,454,000	16,605,000	16,454,000

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2007 and 2006 and the Period from
October 8, 1998 (Date of Inception) to June 30, 2007

	Nine Months Ended	Nine Months Ended	October 8, 1998
	June 30,	June 30,	to June 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,348,698)	$(749,570)	$(5,443,387)
Reconciliation of net loss to net cash used in operating activities:
Depreciation, amortization and tangible and intangible asset impairments	-	2,100	19,808
Issuance of capital stock for expenses	75,000	-	157,956
Stock based compensation	222,748	-	294,748
Stock Options Issued in exchange for services	206,954	-	206,954
Amortization of Deferred Financing	4,844	-	4,844
Loss of deposit	-	-	1,154,327
Capital contributions - expenses	-	-	10,950
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses	(9,898)	-	(9,898)
Accounts payable and accrued expenses	531,721	61,222	2,273,628
Net Cash Used in Operating Activities	(317,329)	(686,248)	(1,330,070)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(12,308)
Purchase of investment - deposit	-	-	(1,154,327)
Net Cash Used in Investing Activities	-	-	(1,166,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	95,000	2,022,892
Proceeds from issuance of convertible debt	425,340	-	425,340
Proceeds from issuance of notes payable	135,246	100,000	298,890
Repayment of notes payable	(250,201)	-	(250,201)
Net Cash Provided by Financing Activities	310,385	195,000	2,496,921

Net Change in Cash	(6,944)	(491,248)	216
Cash at Beginning of Period	7,160	519,009	-
Cash at End of Period	$216	$27,761	$216

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION

Visualant, Inc. was incorporated under the laws of the State of Nevada on October 8, 1998 under the name of “Cigar King Corporation” with authorized common stock of 200,000,000 shares at $0.001 par value. On September 13, 2002 the name was changed to “Starberrys Corporation” as part of a change in the authorized capital stock whereby 50,000,000 shares of preferred stock with a par value of $0.001 were authorized.  On August 18, 2004 the name of the Company was changed to “Visualant, Incorporated”. There are no preferred shares issued and the terms have not been determined.

The Company is in the development stage and has not commenced operations.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $1.3 million and $750,000 for the nine months ended June 30, 2007 and 2006, respectively. Our current liabilities exceeded our current assets by approximately $887,000 as of June 30, 2007.  Our net cash used in operating activities approximated $317,000 for the nine months ended June 30, 2007.

As of June 30, 2007, the Company had approximately $216 in cash.  The Company is considered illiquid as this cash is not considered sufficient to fund the recurring operating and associated financing costs. The Company needs to raise additional funding to continue its operations.  However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

We anticipate that we will generate significant losses from operations for the foreseeable future. As of June 30, 2007, our accumulated deficit was $5.4 million.  We have limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended September 30, 2006 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Continuation of the company as a going concern is dependant upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, payment of debt by the issuance of common stock, and advances of short term debt by officers and directors, which will enable the Company to continue to conduct operations.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Basic and Diluted Net Income (Loss) Per Share

Net loss per common share excludes any dilutive effects of options, warrants and convertible securities.  Net earnings (loss) per share is computed using the weighted-average number of outstanding common shares and common stock equivalent shares during the applicable period. Common stock equivalent shares, which include options warrants and convertible securities, are excluded from the computation if their effect is anti-dilutive. There were no dilutive instruments for the nine months ended June 30, 2007.

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

During the year ended September 30, 2006, the Company entered into agreements with Coach Capital, LLC for three demand notes payable to Coach Capital, LLC totaling $165,705 including related loan fees for purposes of financing ongoing operations.

During the first quarter of 2007, the Company entered into an additional demand note with Coach Capital, LLC totaling $56,016 including loan fees.   In February 2007, the Company entered into a demand note with CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750. In addition, the Company entered into another demand note with Coach Capital, LLC during the quarter totaling $28,480 including loan fees.  During the third quarter, all of the notes and interest payable to Coach Capital, LLC were paid in full with funds borrowed under the Company’s new convertible line of credit (see Note 6).  As of June 30, 2007, the outstanding notes payable totaled $50,750 consisting of the note payable to Sparks.  Interest expense accrues on all of the notes at a rate of 18% per annum.  Accrued interest on the notes payable is recorded in the balance sheet in accrued expenses and other liabilities.

Any delays in repayment of the principal and accrued interest on the notes payable upon demand will result in a penalty interest rate of 30% per annum.

6.	LINE OF CREDIT

On May 7, 2007, the Company entered into a Convertible Line of Credit Agreement with Coventry Capital LLC., a Delaware company, pursuant to which Coventry Capital will provide the Company with a convertible line of credit of up to $1 million.  The line of credit may be increased up to $3 million in the event the Company achieves certain performance criteria.  The borrowed funds will bear interest at the rate of 10% per annum, and are due in full on May 7, 2010.  Coventry Capital, however, has the right to convert all or part of the indebtedness into common stock of the Company at a fixed conversion rate of $0.50 per share.  As of June 30, 2007 the balance outstanding on this convertible line of credit was $425,340.  The Company currently is unable to borrow any additional funds under this line of credit due to its failure to meet certain financial covenants or conditions required by Coventry Capital.  The Company has attributed no value to the conversion rights.

In connection with the Coventry Capital convertible line of credit, the Company issued 200,000 shares of common stock to the placement agent for arranging the new financing.  The $96,000 value of the common stock upon issuance was recorded as deferred financing costs and is being amortized over the three-year term of the convertible line of credit.

7.	COMMON CAPITAL STOCK

During the second quarter of fiscal year 2007, the Company issued 150,000 common shares in satisfaction of $75,000 owed for legal services.  During the third quarter of fiscal year 2007, the Company issued 200,000 common shares as a fee for the Coventry Capital Convertible Line of Credit Agreement described in Note 6.

VISUALANT, INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

8.	STOCK OPTIONS

Effective October 1, 2006, we began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”. We adopted FAS 123(R) using the modified prospective method. We recognize these compensation costs on a straight-line basis over the requisite service period of the award. Total compensation cost recognized for fair value options issued to employees and directors was approximately $51,000 and $223,000 for the three and nine months ended June 30, 2007, respectively.

Options have also been granted to consultants for services.  Total cost recognized for the fair value of options issued for services was approximately $38,000 and $207,000 for the three and nine months ended June 30, 2007, respectively.

In 2005, our Board of Directors adopted a combined incentive and nonqualified stock option plan for our employees and consultants (“2005 Stock Option Plan”).   On October 9, 2006 the Board of Directors authorized an increase in shares available for grant from 2 million to 4 million, subject to stockholder approval.

There were no stock options issued during the three months ended June 30, 2007.

9.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

See Note 5 for discussion of notes payable issued to the Company’s CEO and President during the quarter ended March 31, 2007.

10.	CANCELLATION OF AGREEMENT TO PURCHASE SHARES OF SCI

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

11.	SUBSEQUENT EVENTS

In May 2007, the Company entered into a Letter of Intent with RATLab LLC pursuant to which the Company proposed to acquire RATLab LLC as part of a share exchange transaction.  The parties, however, had not entered into a Share Exchange Agreement as of June 30, 2007, the date the Letter of Intent expired.  Further discussions between the two companies on the topic have been put on hold, although an acquisition transaction in the future has not been ruled out.

The Research and Development Contract under which RATLab LLC has been providing research and development services to the Company has been suspended as of July 12, 2007 due to lack of funding, and Dr. Thomas Furness, President of RATLab LLC, resigned as Senior Scientific Advisor to the Company on August 8, 2007.  As of June 30, 2007, the Company owes RATLab LLC and Dr. Furness approximately $65,000 and $32,000, respectively, for past services.  Amounts owed are planned to be paid when funds are available and when additional services, including delivery of additional prototypes and transfer of source documentation regarding intellectual property, are provided.  Discussions are in progress to determine the relationship between the Company and the RATLab going forward.

Due to personal reasons and not because of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, William Gordon tendered his resignation from the Visualant Board of Directors effective August 8, 2007.

ITEM 2.	MANAGEMENT'S PLAN OF OPERATIONS

General

The Company is a development stage company engaged in the business of commercializing products and services based upon our spectral signature technology as reflected in our recently filed patent applications.  These patent applications pertain to the use of controlled illumination with specific bands of electromagnetic radiation, detection of returned electromagnetic radiation and data management in an innovative manner enabling our devices to establish a unique spectral signature for both individual and classes of items.  The unique spectral signature data can potentially be used in a variety of applications in areas such as brand protection, forgery detection, homeland security, medical diagnostics, quality control, fluids monitoring, metal stress analysis, and many others.  As of June 30, 2007, the Company has filed seven utility patent applications with the U.S. Patent Office.

The Company purchases its research and development services from outside third party sources.  On March 15, 2006, the Company entered into a research and development contract with RATLab LLC, a privately-owned research laboratory in Seattle, Washington.  Under the contract, RATLab performs research and development using the Company’s existing intellectual property, as well as newly developed research and technologies in order to assist the Company with the commercialization of its core spectral signature technologies.  During the three and nine-month periods ended June 30, 2007, the Company paid approximately $140,000 and $251,000 in research and development fees to RATLab LLC.  RATLab LLC is a research laboratory formed primarily by Dr. Thomas Furness, founder and former director of the Human Interface Technology Lab (HIT Lab) at the University of Washington, and one of the leading researchers in the world in the area of human interface technology.  RATLab LLC also employs other leading scientists and research associates in the areas of computer science, imaging technology, and light sensing technology, who are part of the team conducting research on behalf of the Company.

The Company’s research and development activities under its Research and Development Contract with RATLab LLC, however, were suspended on July 12, 2007 due to lack of funds. See Note 11 to Financial Statements for further discussion.

The Company initially intends to position its technology as both a revolutionary as well as a practical solution for security and fraud prevention applications and markets.  The Company’s current focus is to secure customers for its spectral signature technology and to capitalize upon the potential business opportunities in the areas of national security, document forgery/fraud, brand protection, label fraud and product tampering.  However, the broad scope of the applications covered by the Company’s patent applications may result in new opportunities surfacing from customers desiring prototypes designed to satisfy their specific technology needs.  As of June 30, 2007, the Company had no customers.

The Company has developed prototypes which capture the spectral signatures of items and manage the data gathered.  These prototypes are being shown to potential customers and funding sources to demonstrate the potential and capabilities of our devices.  It is envisioned that once the Company has secured a customer or customers, it will collaborate with the customer to develop devices and specific applications of the Company’s technology that are designed to address the customer’s unique concerns.  The Company will then hire new personnel sufficient to fulfill its development obligations under any contract entered into.  In lieu of such hiring, the Company may contract with certain research organizations to perform development activities on behalf of the Company.

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

The Company’s cost to continue operations as they are now conducted is approximately $85,000 per month, and the Company does not have sufficient funds to cover existing operations.   The Company needs to raise additional funds in order to continue its existing operations, to resume its research and development activities, and to finance its plans to expand its operations for the next year.  The Company intends to raise the required funds by obtaining share capital from outside sources.  During the nine months ended June 30, 2007, the Company obtained funds in the aggregate amount of approximately $135,000  through loans from Coach Capital and Bradley E. Sparks, CEO and President.  The Company borrowed $425,000 from Coventry Capital during the quarter ended June 30, 2007 under the newly signed Convertible Line of Credit.  Approximately $250,000 of the proceeds from the Convertible Line of Credit were used to repay the principal due on the Coach Capital notes payable.  During the quarter, operating funds were also advanced to the Company by its Chairman, Ronald P. Erickson.  If the Company is successful in raising additional funds, the Company’s research and development efforts will continue and expand.

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

VISUALANT, INCORPORATED

(Registrant)

Date: August 16, 2007	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Executive Officer, President, and Director

Date: August 16, 2007	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, and Secretary Treasurer