Form 10KSB
period 2007-09-30
VISUALANT INC
filed 2008-01-24
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended  September 30, 2007

☐   TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transaction period from ________ to ________

Commission File number  0-25541

VISUALANT, INCORPORATED

(Name of small business issuer in its charter)

Nevada	91-1948357
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

500 Union Street, Suite 406
Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code	206-903-1351

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Common	OTCBB
(Title of each class)	(Name of each exchange on which registered)

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

As of September 30, 2007, based upon the last reported trade on September 28, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $2,680,563.

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

As of January 14, 2008, the Company had 18,053,891 shares of common stock issued and outstanding which includes 1,200,000 shares granted by the board on December 12, 2007 that have not yet been issued

DOCUMENTS INCORPORATED BY REFERENCE

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

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 Preferred Shares.  As at September 30, 2007 there were 16,853,891 Common Shares and no Preferred Shares outstanding.  No additional shares have been issued as of the date of this annual report on Form 10-KSB.  On December 12, 2007, the Board of Directors authorized  the issuance of 1,200,000 shares for payment of services.

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

ITEM 1.    DESCRIPTION OF BUSINESS - continued

History and Organization - continued

During the fiscal year ended September 30, 2007, the Company filed with the SEC various documents such as Forms 10-KSB, 10-QSB and 8-K.  The Company does not intend to distribute an annual report to its shareholders for the fiscal year ended September 30, 2007.

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

The Company has incurred a cumulative net loss for the period from October 8, 1998 (date of inception) to September 30, 2007 of $5,678,857.  As a result of these losses and negative cash flows from operations, the Company’s ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability.

ITEM 1.    DESCRIPTION OF BUSINESS - continued

RISK FACTORS - continued

2.	Whether the Company will continue to be a going concern

The Company’s auditors’ concern in the audit opinion with regard to the Company’s financial statements as at September 30, 2007 as to whether the Company will be able to raise sufficient funds to complete its objectives indicates that the Company might not be able to continue as a going concern.  Without adequate future financing, the Company might cease to operate and the existing shareholders and any future shareholders will lose their entire investment.

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

The management of the Company and their immediate family members, either directly or indirectly, own or control 1,961,875 shares.  Even though this represents only 11.6% of the issued and outstanding shares, it might be difficult for any one shareholder to solicit sufficient votes to replace the existing management.  Therefore, any given shareholder may never have a voice in the direction of the Company.

8.	Key-man insurance

The Company carries no key-man insurance.  In the event that any of the Company’s senior executive officers departed the Company or passed away, the Company may not have the available funds to attract an individual of similar experience.  Management is considering obtaining key-man insurance once it has sufficient funds to do so.

9.	Limited full time employees

The only employee who worked full time for the Company was its Chief Executive Officer and President, Bradley E. Sparks.  The other directors will devote time to the activities of the Company as required from time to time.  At the present time, other than Mr. Sparks, the Company has no full-time employees.

ITEM 1.    DESCRIPTION OF BUSINESS - continued

RISK FACTORS - continued

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

ITEM 2.    DESCRIPTION OF PROPERTY

Offices

The Company's executive offices are located at 500 Union Street, Suite 406, Seattle, Washington, USA, 98101. The office is located in premises which are also used by the Chairman of the Board of the Company for other business interests. The Company pays rent of $400.00 per month for using this office.

Other Property

The only property owned by the Company is its intellectual property.  During 2007, the Company filed additional patents covering work that the RatLab performed.  The patents focus on using photonics to establish a unique identifier for objects, on communicating that identifier, and on comparing it against a template.   During the year, the Company received notification from the U.S. Patent and Trademark Office that the original patent filed was denied.  It was determined by the Company that it was not economically feasible to contest the finding.  As of the report date, the Company has not received any notification from the U.S. Patent and Trademark Office as to whether any patents will be granted.

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

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock currently is quoted on the OTCBB.  During the past year, however, there has been a very limited trading market for the Company's common stock.  Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at September 30, 2007 the Company had 16,853,891 shares of common stock issued and outstanding held by 93 shareholders of record.  In addition, the Company had either committed to or had outstanding options to purchase 1,897,500 shares of common stock at exercise prices ranging from $0.10 to $0.75 per share.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company was incorporated on October 8, 1998 under the laws of the State of Nevada.  The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 shares of Preferred Stock with such terms as will be specified by the Board of Directors at the time it acts to create a specific series of the Preferred Stock to be issued. As at September 30, 2007 there were 16,853,891 Common Shares and no Preferred Shares outstanding.

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

On December 16, 2005 the Company entered into a research and development contract with RatLab LLC, a privately-owned research laboratory in Seattle, Washington.  On March 15, 2006, the contract was extended for Phase 1 and 2 research.  Under the contract, RatLab performed research and development using the Company’s existing intellectual property, as well as newly developed research and technologies in order to assist the Company with the commercialization of its core technologies in the areas of brand and forgery protection, homeland security, medical diagnostics, and color-based file creation and matching.  As of July 12, 2007, this Research and Development Contract under which RATLab LLC had been providing research and development services to the Company was suspended due to lack of funding, and Dr. Thomas Furness, President of RATLab LLC, resigned as Senior Scientific Advisor to the Company on August 8, 2007.  As of September 30, 2007, the Company owes RATLab LLC and Dr. Furness approximately $65,000 and $36,000, respectively, for past services.  Amounts owed are planned to be paid when funds are available and when additional services, including delivery of additional prototypes and transfer of source documentation regarding intellectual property, are provided.  Discussions are in progress to determine the relationship between the Company and the RATLab going forward

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Overview - continued

In May 2007, the Company entered into a Letter of Intent with RATLab LLC pursuant to which the Company proposed to acquire RATLab LLC as part of a share exchange transaction.  The parties, however, had not entered into a Share Exchange Agreement as of June 30, 2007, the date the Letter of Intent expired.  Further discussions between the two companies on the topic have been put on hold.

During 2007, the Company filed additional patents covering work that the RatLab performed.  The patents focus on using photonics to establish a unique identifier for objects, on communicating that identifier, and on comparing it against a template.   During the year, the Company received notification from the U.S. Patent and Trademark Office that the original patent filed was denied.  It was determined by the Company that it was not economically feasible to contest the finding.  As of the report date, the Company has not received any notification from the U.S. Patent and Trademark Office as to whether any of the other patents applied for will be granted.

RatLab LLC is a research laboratory formed primarily by Dr. Thomas Furness, founder and former director of the Human Interface Technology Lab (HitLab) at the University of Washington, and one of the leading researchers in the world in the area of human interface technology.  Dr. Furness also is the founder of the Virtual World Consortium, an organization of more than fifty leading technology companies and enterprises dedicated to sharing and advancing research in many scientific research areas important to the Company.  RatLab LLC also employs other leading scientists and research associates in the areas of computer science, imaging technology, and light sensing technology, who have been part of the team conducting research on behalf of the Company.

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

The Company’s cost to continue operations as they are now conducted is approximately $35,000 per month, and the Company does not have sufficient funds to cover existing operations.   The Company needs to raise additional funds in order to continue its existing operations, to resume its research and development activities, and to finance its plans to expand its operations for the next year.  The Company intends to raise the required funds by obtaining share capital from outside sources.  During the twelve months ended September 30, 2007, the Company obtained funds in the aggregate amount of approximately $135,000 through loans from Coach Capital and Bradley E. Sparks, CEO and President.  The Company borrowed $425,000 from Coventry Capital during the year ended September 30, 2007 under the Convertible Line of Credit.  Approximately $250,000 of the proceeds from the Convertible Line of Credit were used to repay the principal due on the Coach Capital notes payable.  During the year, operating funds were also advanced to the Company by its Chairman, Ronald P. Erickson and salaries were deferred.  If the Company is successful in raising additional funds, the Company’s research and development efforts will continue and expand, and overdue accounts payable will be satisfied.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Results of Operations

The Company has had no revenues from operations since its inception.

Plan of Operation.

The Company is a development stage company engaged in the business of commercializing products and services based upon our spectral signature technology as reflected in our recently filed patent applications.  These patent applications pertain to the use of controlled illumination with specific bands of electromagnetic radiation, detection of returned electromagnetic radiation and data management in an innovative manner enabling our devices to establish a unique spectral signature for both individual and classes of items.  The unique spectral signature data can potentially be used in a variety of applications in areas such as brand protection, forgery detection, homeland security, medical diagnostics, quality control, fluids monitoring, metal stress analysis, and many others.  As of September 30, 2007, the Company has six utility patent applications with the U.S. Patent Office.

The Company purchases its research and development services from outside third party sources.  On March 15, 2006, the Company entered into a research and development contract with RATLab LLC, a privately-owned research laboratory in Seattle, Washington.  Under the contract, RATLab performs research and development using the Company’s existing intellectual property, as well as newly developed research and technologies in order to assist the Company with the commercialization of its core spectral signature technologies.  During the three and twelve-month periods ended September 30, 2007, the Company paid approximately $0 and $251,000 in research and development fees to RATLab LLC.  RATLab LLC is a research laboratory formed primarily by Dr. Thomas Furness, founder and former director of the Human Interface Technology Lab (HIT Lab) at the University of Washington, and one of the leading researchers in the world in the area of human interface technology.  RATLab LLC also employs other leading scientists and research associates in the areas of computer science, imaging technology, and light sensing technology, who are part of the team conducting research on behalf of the Company.

The Company’s research and development activities under its Research and Development Contract with RATLab LLC, however, were suspended on July 12, 2007 due to lack of funds.  Upon receiving additional funding, developmental activities will resume with the either the RATLab or with another outside third party.

The Company initially intends to position its technology as both a revolutionary as well as a practical solution for security and fraud prevention applications and markets.  The Company’s current focus is to secure customers for its spectral signature technology and to capitalize upon the potential business opportunities in the areas of national security, document forgery/fraud, brand protection, label fraud and product tampering.  However, the broad scope of the applications covered by the Company’s patent applications may result in new opportunities surfacing from customers desiring prototypes designed to satisfy their specific technology needs.  As of September 30, 2007, the Company had no customers.

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Plan of Operation - continued

This Report on Form 10-KSB contains certain forward-looking statements that are based on current expectations.  When used in this discussion, the words "believe", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements.  Such statements are  subject  to  certain risks and uncertainties, which could cause actual results to differ materially from those projected, and should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company’s future products; the Company may not be able to retain existing key management personnel; and there may be other material adverse changes in the Company’s operations or business.  Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing or other budgets, which may in turn affect the Company’s financial position and results of operations.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Readers are also urged to carefully review and consider the other risk factors relating to the Company and the various disclosures made by the Company that attempt  to advise interested parties of factors which affect the Company's business, in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006 as well as in the Company's periodic reports on Forms 10-QSB and 8-K filed with the Securities and Exchange Commission (the  "SEC").  The Company's financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

ITEM 7.    FINANCIAL STATEMENTS

The financial statements of the Company are included following the signature page to this Form 10-KSB.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The reports of the Company’s independent accountants, Madsen & Associates, CPA's Inc., for the financial statements as of September 30, 2006 and 2007 are included herein.  To the Company’s knowledge, there are no disputes with our auditors.

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

ITEM 8A. CONTROLS AND PROCEDURES - continued

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

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following table sets forth as of September 30, 2007, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position Held	Term as Director Since
Ronald P. Erickson	63	Chairman of the Board and Director	April 24, 2003
Bradley E. Sparks	60	Chief Executive Officer, President and Director	November 10, 2006
Jon Pepper	56	Director	April 19, 2006
Dr. Masahiro Kawahata	68	Director	April 19, 2006

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

JON PEPPER is the co-founder of Pepcom , an industry leader in producing press-only technology showcase events around the country.  Prior to that, Pepper started the DigitalFocus newsletter, a ground-breaking newsletter on digital imaging that was distributed to industry leaders and opinion makers worldwide.  Mr. Pepper has been closely involved with the high technology revolution since the beginning of the personal computer era.  He was a well-regarded former journalist and columnist, and his work on technology subjects appeared in The New York Times, Fortune, PC Magazine, Men’s Journal, Working Woman, PC Week, Popular Science, and many other well known publications.  Mr. Pepper was educated at Union College in Schenectady, New York and the Royal Academy of Fine Arts in Copenhagen.

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

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT - continued

BRADLEY E. SPARKS currently serves as the Chief Executive Officer, President and a Director of Visualant, Inc.  Before joining Visualant, he was the Chief Financial Officer of Visualant Technologies, Inc. from 2005-2006.  Before joining Visualant, he was the founder and managing director of Sunburst Growth Ventures, LLC, a private investment firm specializing in emerging-growth companies.  Previously, he founded Pointer Communications and served as Chief Financial Officer for several telecommunications companies, including eSpire Communications, Inc., Digex, Inc., Omnipoint Corporation, and WAM!NET.  He also served as Vice President and Treasurer of MCI Communications from 1988-1993 and as Vice President and Controller from 1993-1995.  Before his tenure at MCI, Mr. Sparks held various financial management positions at Ryder System, Inc.  Mr. Sparks currently serves on the Board of Directors of software companies iCIMS and Global IP Solutions.  Mr. Sparks graduated from the United States Military Academy at West Point and is a former Army Captain in the Signal Corps. He has an MS in Management from the Sloan School of Management at MIT and is a licensed CPA in Florida.

On December 12, 2007 the board of directors elected Marco Hegyi to the board.  Currently, Mr. Hegyi provides growth management advisory services to companies of all sizes and works at the board of directors, CEO and senior management levels to form and deploy technology-based growth strategies.  Previously, Mr. Hegyi worked at Yahoo, where he served as Senior Director, Global Product Management/Search Marketing. Prior to Yahoo, Mr. Hegyi was at Microsoft, leading program management for Microsoft Windows and Office beta releases aimed at software developers in the Platform, Products and Services Division. While at Microsoft, he formed new service concepts and created operating programs to extend the depth and breadth of the company’s unparalleled developer eco-system, including managing offshore, outsource teams in China and India. He was the named inventor of a filed Microsoft patent for a business process in service delivery. Before Microsoft, Mr. Hegyi served in a number of senior management and board positions with technology companies, where he led strategic growth and facilitated company mergers and acquisitions. Mr. Hegyi began his career as a system software engineer developing operating systems and communication protocols.

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

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated;

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

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT - continued

Audit Committee Financial Expert

Until August 2007 when he resigned from the board,  William E. Gordon III served as the Audit Committee chairman.  The Company is in the process of seeking a replacement for Mr Gordon as audit chair.

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

The following table sets forth as at September 30, 2007, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name	Position	Report to be Filed
Bradley E. Sparks	CEO, President and Director	Form 3
Ronald P. Erickson	Chairman	Form 4

Code of Ethics

The Company’s Code of Ethics is attached as Exhibit 14.1 to this Form 10-KSB.

ITEM 10.    EXECUTIVE COMPENSATION

Compensation Summary for Executive Officers

The following table sets forth compensation paid or accrued by the Company for the last two years ended September 30, 2006 and 2007 with regard to individuals who served as the Principal Executive Officer and for executive officers receiving compensation in excess of $100,000 during these fiscal periods.

Summary Compensation Table
(a)	(b)	(c)	(f)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Option Awards(2) ($)	All other compensation ($)	Total ($)
Ralph Brier Former CEO, President and Dir	2006 2007	185,000 20,486	24,000 36,619	10,812 46,251(1)	219,812 103,356

Bradley E. Sparks CEO, President and Director	2006 2007	-0- 213,333	-0- 194,106	-0- -0-	0 407,439

ITEM 10.    EXECUTIVE COMPENSATION - continued

Compensation Summary for Executive Officers - continued

(1)  Mr. Brier resigned as Chief Executive Officer, President and Director on November 10, 2006 and entered into a Severance and Settlement Agreement and Release.  Salary and amounts owed under the agreement have been accrued but not paid as of the date of this filing.

(2)  Presentation includes amounts accrued for financial statement purposes under FAS 123R.

CEO Compensation and Termination of Employment Provision

Pursuant to a letter agreement between us and Mr. Sparks, we agreed to pay Mr. Sparks an annual base salary of $240,000. We also granted to Mr. Sparks an option to purchase 1,000,000 shares of our common stock, which option vests and becomes exercisable during the term of employment in four equal annual installments of twenty-five percent of the total number of shares subject to such option, the first installment exercisable on the six month anniversary (May 10, 2007), with a an additional twenty-five percent of such Shares becoming exercisable on each of the three successive twelve month periods following May 10, 2007   If Mr. Sparks is terminated by us without “Cause” (as such term is defined in the letter agreement) or if Mr. Sparks terminates his employment with us for “Good Reason” (as such term is defined in the letter agreement), we will pay severance to Mr. Sparks equal to 100% of his then-current annualized base salary, paid out on a pro rata basis over our regular payroll schedule over the year following the effective date of such termination, and receipt from Mr. Sparks of an executed copy of our standard form of release. In addition, pursuant to a change in control severance agreement between us and Mr. Sparks, if Mr. Sparks is terminated by us within 18 months following a change in control of Visualant without Cause (as such term is defined in the change in control agreement) or if Mr. Sparks terminates his employment with us for “Good Reason” (as such term is defined in the change in control agreement), he will be entitled to receipt of 100% of his annual base salary and all of his unvested options will become fully vested and exercisable. Such amount will be paid in one lump sum not later than seven business days after our receipt of an executed copy of a severance agreement that includes a release of claims and a covenant not to sue. In addition, Mr. Sparks will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 12 months following the effective date of our receipt of his release and, if Mr. Sparks elects continued group medical insurance coverage pursuant to COBRA, we will reimburse him for the applicable premiums for himself and his eligible dependents for the first 12 months of such coverage, up to a maximum of $10,000.

Outstanding equity awards

Outstanding Equity Option awards as of September 30, 2007
(a)	(b)	(c)	(e)	(f)
Name and Principle Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Bradley E. Sparks CEO, President and Director	250,000	750,000 (1)	0.75	Nov. 9, 2011

Ralph Brier Former CEO, President and Director	250,000 (2)	0	0.10	Aug. 15, 2009

(1)  The remaining unvested options held by Mr. Sparks become exercisable in three equal installments of 250,000 shares each effective on the three successive twelve month periods following April 10, 2007

(2)  On August 15, 2004 the Company granted stock options to Ralph Brier, its then President and a Director, of 300,000 common shares at $.10 per share, which will expire August 15, 2009.  On the date of the grant, the fair market value of the shares was $0.50 per share.  Mr. Brier resigned as an officer and director effective November 10, 2006.  As of the date of his resignation, options for 250,000 shares had vested.

ITEM 10.    EXECUTIVE COMPENSATION - continued

Compensation Pursuant to Plans

None

Pension Table

None

Director Compensation

Director Compensation Table
(a)	(b)	(d)	(g)	(j)
Name	Fees Earned (1) ($)	Option Awards ($)	All other compensation ($)	Total (6) ($)
Ronald P. Erickson, Chairman	2,000	-0-	-0-	2,000
Dr. William Gordon (2)	1,500	-0-	-0-	1,500
Dr. Masahiro Kawahata	2,000	10,067 (3)	30,000 (4)	42,067
Jon Pepper (5)	2,000	-0-	-0-	2,000

(1)  Directors other than Bradley E. Sparks, Chief Executive Officer and President, receive $500 for each telephonic meeting and $1,000 for each meeting attended in person.  During fiscal year 2007, the Board of Directors met 4 times telephonically.

2)  Due to personal reasons and not because of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, William Gordon tendered his resignation from the Visualant Board of Directors effective August 8, 2007.  Dr. Gordon declined to exercise his vested options which have expired as of the date of this filing,

(3)  In June 2005, the Company granted to Dr. Kawahata options for 100,000 shares of common stock at $0.75 per share;  25,000 of the options vested immediately with the remainder vesting at the rate of 25,000 each year thereafter.  The final 25,000 unvested options will vest on June 1, 2008.  In September 2006, the Company granted Dr. Kawahata an additional 100,000 shares of common stock at $0.75 per share.  These options are fully vested.

(4)  Dr. Kawahata serves as Senior Scientific Advisor to the Company and receives $2,500 per month in consulting fees for his services.

(5)  In June 2006, the Company granted to Jon Pepper options for 35,000 shares of common stock at $0.75 per share, which options are fully vested.

(6)  Amounts due have been accrued but not paid as of the date of this filing.

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

Name and Address of Beneficial Owner	Nature of Ownership(1)	Amount of Beneficial Ownership	Percent of Class

DIRECTORS and OFFICERS:

Ronald P. Erickson c/o 500 Union Street, Suite 406 Seattle, WA 98101	Direct	1,116,000(2)(6)	6.0%

Bradley E. Sparks c/o 500 Union Street, Suite 406 Seattle, WA 98101	Direct	250,000(3)	1.4%

Dr. Masahiro Kawahata Tokyo, Japan	Direct	426,875(4)(6)	2.3%

Jon Pepper c/o 500 Union Street, Suite 406 Seattle, WA 98101	Direct	235,000(5)(6)	1.3%

All Directors and Officers as a Group (4 persons)		2,027,875	11.0%

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2) In addition to these shares, Mr. Erickson’s adult children own 1,300,000 shares.  Mr. Erickson disclaims any beneficial ownership or control of such shares.

(3) Stock options for 1,000,000 shares of common stock at $0.75 per share of which 250,000 shares are available for exercise within 60 days.  The options expire on November 10, 2011.

(4) This figure includes stock options for 100,000 shares of common stock exercisable at $0.75 per share on or before June 1, 2008 for which 75,000 shares are vested and available for exercise within 60 days, and for vested stock options for 100,000 shares of common stock exercisable at $0.75 per share on or before June 15, 2011.  In addition to these shares, Mr Kawahata’s adult child owns 10,000 shares.  Mr. Kawahata disclaims any beneficial ownership or control of such shares.

(5) Vested stock options for 35,000 shares of common stock exercisable at $0.75 per share expiring on June 15, 2011.

(6)  On December 12, 2007, the board granted Ron Erickson 500,000 shares of common stock, Lynn Felsinger 300,000 shares of common stock, Dr. Masahiro Kawahata 200,000 shares of common stock, and Jon Pepper 200,000 shares of common stock.  As of the filing date, the shares had been granted but not yet been issued.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, during the Company’s last two fiscal years ended September 30, 2007, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $30,000,and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

In February 2007, the Company entered into a demand note with CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750.  As of September 30, 2007, the outstanding notes payable totaled $50,750 consisting of the note payable to Sparks.  Interest expense accrues on all of the notes at a rate of 18% per annum.  Accrued interest on the notes payable is recorded in the balance sheet in accrued expenses and other liabilities.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K - continued

(a) (3)	Exhibits - continued

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

14.1	Code of Ethics for Employees and Directors, filed as an exhibit to Form 10-KSB filed on January 16, 2007, and incorporated herin by reference.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

(i)	Form 8-K filed on September 21, 2006 and incorporated herein by reference, announcing the resignation of Robert Dougherty as a director of the Company.

(ii)
Form 8-K filed on October 10, 2006 and incorporated herein by reference, announcing the Company’s signing of a Memorandum of Understanding with Branded Asset Management Group LLC to form a joint venture.

(iii)
Form 8-K filed on November 15, 2006 and incorporated herein by reference, announcing the resignation of Ralph Brier as Chief Executive Officer, President, and a director of the Company, and announcing the appointment of Bradley Sparks as the new Chief Executive Officer and President as well as a director of the Company.

(iv)
Form 8-K filed on January 3, 2007 and incorporated herein by reference, announcing the resignation of Jerry Goldberg as Chief Financial Officer, Secretary and Treasurer of the Company, and announcing the appointment of Bradley Sparks as the Chief Financial Officer, Secretary and Treasurer of the Company.

(v)
Form 8-K filed April 16, 2007 and incorporated herein by reference, announcing the selection of Kaufman Bros., L.P. (KBRO) to act as Visualant’s exclusive financial advisor and placement agent to assist the Company with execution of strategic business and corporate development strategies.

(vi)	Form 8-K filed May 9, 2007 and incorporated herein by reference announcing securing a $3 million convertible line of credit with Coventry Capital LLC., a Delaware investment banking firm.

(vii)
Form 8-K filed May 15,  2007 and incorporated herein by reference announcing the completion by the  product team has of an enhanced prototype utilizing the core Visualant patent-pending technology.  The enhanced prototype, named Cyclops™, applies the Company’s spectral data-based security and quality control solution.  A number of potential marketplace applications are now being tested in the Company’s laboratory.

(viii)
Form 8-K filed May 23,  2007 and incorporated herein by reference announcing letter of intent between Visualant and The RATLab pursuant to which the Company intends to acquire all of the outstanding stock of The RATLab in exchange for four million shares of common stock of the Company.  Upon closing of the acquisition, Dr. Furness will become a member of the Company’s Board of Directors, and Dr. Schowengerdt will become the Company’s Chief Technology Officer.

(ix)
Form 8-K filed August 10,  2007 and incorporated herein by reference announces that Effective August 8, 2007 William E. Gordon, III  resigned from the Board of Directors. Mr. Gordon’s resignation is not related to any disagreement with the Company or with the Company’s operations, policies or practices.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of the Company’s annual financial statements and the review included in the Company’s Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $8,790.

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

VISUALANT, INCORPORATED
(the "Registrant")

Date: January 24, 2008	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 24, 2008	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chairman of the Board and Director

Date: January 24, 2008	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer and Secretary-Treasurer

MADSEN & ASSOCIATES, CPA’s INC. Certified Public Accountants and Business Consultants	684 East Vine St. #3 Murray, Utah 84107 Telephone 801-268-2632

Board of Directors
Visualant Incorporated
Seattle, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Visualant Incorporated (development stage company) at September 30, 2007 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2007 and 2006 and the period October 8, 1998 (date of inception) to September 30, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Visualant Incorporated at September 30, 2007 and the results of  operations, and  cash flows for the years ended September 30, 2007 and 2006 and the period October 8, 1998 (date of inception) to September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates, CPA’s Inc.

Salt Lake City, Utah,
January 24, 2008

VISUALANT INCORPORATED
(Development Stage Company)
BALANCE SHEET
  September 30, 2007

ASSETS
Current Assets
Cash	$91
Prepaid expenses	5,537

Total current assets	5,628

Deferred financing costs, net	83,156

License, net	-

Total assets	$88,784

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$793,185
Accrued expenses	297,842
Notes payable - related party	50,750

Total current liabilities	1,141,777

Long-term note payable	425,340

Commitments and Contingencies

Shareholders' Deficit
Preferred stock - $.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-
Common stock - $.001 par value, 200,000,000 shares authorized, 16,853,891 shares issued and outstanding	16,854
Additional paid-in capital	4,234,495
Accumulated deficit	(5,729,682)

Total shareholders' equity (deficit)	(1,478,333)

Total liabilities and stockholders' deficit	$88,784

The accompanying notes are an integral part of these financial statements.

VISUALANT INCORPORATED
(Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2007 and 2006 and Period
October 8, 1998 (Date of Inception) to September 30, 2007

			Period from
	Years Ended		8-Oct-98
	September 30,		(Inception) to
			September 30,
	2007	2006	2007

Revenues:	$-	$-	$-

Operating expenses:
Research and development *	550,008	468,730	1,237,417
Administrative **	1,015,513	555,041	3,197,327
Total operating expenses	1,565,521	1,023,771	4,434,744
Loss from operations	(1,565,521)	(1,023,771)	(4,434,744)

Other income (expense):
Settlement of debt	-	-	43,400
Interest expense	(69,472)	(8,265)	(184,011)
Loss on deposit	-	-	(1,154,327)
Net loss	(1,634,993)	(1,032,036)	(5,729,682)

Net loss applicable to common stockholders
Net loss per share applicable to common stockholders — basic and diluted	$(0.10)	$(0.06)
Weighted average shares used in computing basic and diluted loss per share	16,667,453	16,422,503

*    Includes stock compensation expense of $221,006 during the fiscal year ending September 30, 2007 and zero for the fiscal year ending September 30, 2006.

**  Includes stock compensation expense of $237,869 and $24,000 during the fiscal years ending September 30, 2007 and 2006, respectively.

The accompanying notes are an integral part of these financial statements.

 VISUALANT INCORPORATED
(Development Stage Company)
 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period October 8, 1998 (Date of Inception)
to September 30, 2007

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

 VISUALANT INCORPORATED
(Development Stage Company)
 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
For the Period October 8, 1998 (Date of Inception)
to September 30, 2007

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Issuance of common stock for cash at $.50 - October to December 2004	424,000	424	211,576	-
Issuance of common stock for debt at $.50 -	2,665,502	2,665	1,330,086	-
Issuance of common stock for license at $.75 - April 2005	10,000	10	7,490
Issuance of common stock for cash at $.75 - May and June 2005	1,269,999	1,270	951,230	-
Issuance of common stock for services at $.75 - August 2005	77,875	78	58,328	-
Issuance of common stock for cash at $.75 - August 2005	170,000	170	127,330	-
Compensation - incentive stock options	-	-	24,000	-
Net operating loss for the year ended ended September 30, 2005	-	-	-	(868,643)

Balance September 30, 2005	16,307,224	$16,307	$3,433,666	$(3,062,653)

Issuance of common stock for cash at $0.75 - October 2005 to September 2006	146,667	147	109,853	-
Issuance of common stock for services at $.75 - May 2006	50,000	50	37,450	-
Compensation - incentive stock options	-	-	24,000	-
Net operating loss for the year ended ended September 30, 2006	-	-	-	(1,032,036)

Balance September 30, 2006	16,503,891	$16,504	$3,604,969	$(4,094,689)

Issuance of common stock for services	150,000	150	74,850	-
Issuance of common stock for deferred financing total	200,000	200	95,800	-
Issuance of options for services			228,152
Stock compensation expense	-	-	230,724	-
Net operating loss for the year ended September 30, 2007	-	-	-	(1,634,993)

Balance September 30, 2007	16,853,891	$16,854	$4,234,495	$(5,729,682)

The accompanying notes are an integral part of these financial statements.

VISUALANT INCORPORATED
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the Years Ended September 30, 2007 and 2006 and the Period
October 8, 1998 (Date of Inception) to September 30, 2007

	Years Ended		Period from
	September 30,		October 8, 1998
			(Inception) to
	2007	2006	September 30, 2007
Cash Flows from Operating Activities:
Net Loss	$(1,634,993)	$(1,032,036)	$(5,729,682)
Reconciliation of net loss to net cash used in operating activities:
Depreciation, amortization and tangible and intangible asset impairments	-	16,721	19,808
Issuance of capital stock for expenses	75,000	37,500	157,956
Stock compensation	230,724	24,000	302,724
Stock options issued for services	228,152	-	228,152
Amortization of deferred financing costs	12,844	-	12,844
Loss of deposit	-	-	1,154,327
Capital contributions – expenses	-	-	10,950
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses	(5,537)	-	(5,537)
Accounts payable and accrued expenses	776,356	183,322	2,516,202
Net Cash used in Operating Activities	(317,454)	(770,493)	(1,332,256)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(12,308)
Purchase of investment – deposit	-	-	(1,154,327)
Net Cash provided by (used in) Investing Activities	-	-	(1,166,635)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	95,000	2,022,892
Proceeds from issuance of convertible debt	425,340	-	425,340
Repayment of notes payable	(250,201)		(250,201)
Proceeds from issuance of notes payable to related party	135,246	163,644	300,951
Net Cash (used in) provided by Financing Activities	310,385	258,644	2,498,982
Net increase (decrease) in cash and cash equivalents	(7,069)	(511,849	91
Cash and cash equivalents at beginning of period	7,160	519,009	-
Cash and cash equivalents at end of period	$91	$7,160	$91

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$35,139	$-	$141,413

 The accompanying notes are an integral part of these financial statements.

VISUALANT INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $1.6 million and $1.0 million for the years ended September 30, 2007 and 2006, respectively. Our current liabilities exceeded our current assets by approximately $1.1 million as of September 30, 2007.  Our net cash used in operating activities approximated $317,000 for the year ended September 30, 2007.

As of September 30, 2007, the Company had minimal cash.  The Company is considered illiquid as this cash is not considered sufficient to fund the recurring operating and associated financing costs. The Company needs to raise additional funding to continue its operations.  However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

We anticipate that we will generate significant losses from operations for the foreseeable future. As of Seoptember 30, 2007, our accumulated deficit was $5.7 million.  We have limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2007 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

VISUALANT  INCORPORATED
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

The Company’s financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for revenue recognition, reserves for doubtful accounts, product returns, obsolete and excess inventory, warranties, valuation allowances on deferred tax assets and purchase price allocations. Actual results could differ from those estimates.

Foreign Currency Translation

Parts of the transactions of the Company were completed in Canadian dollars.  Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period in which exchange rates change.   US dollars are considered to be the functional currency.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due their short term maturities.

Financial and Concentration Risk

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

VISUALANT INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends

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

 Stock-based Compensation

For fiscal year 2007, we adopted SFAS No. 123R, “Accounting for Stock-Based Compensation,” which establishes accounting and reporting standards for stock-based employee and director compensation plans.  SFAS No 123R requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period

Financial Statement Restatement

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

Basic and Diluted Net Income (Loss) Per Share

Net loss per common share excludes any dilutive effects of options, warrants and convertible securities.  Net earnings (loss) per share is computed using the weighted-average number of outstanding common shares and common stock equivalent shares during the applicable period. Common stock equivalent shares, which include options warrants and convertible securities, are excluded from the computation if their effect is anti-dilutive. There were no dilutive instruments for the year ended September 30, 2007.

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
September 30, 2007

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

During the first quarter of 2007, the Company entered into an additional demand note with Coach Capital, LLC totaling $56,016 including loan fees.   In February 2007, the Company entered into a demand note with CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750. In addition, the Company entered into another demand note with Coach Capital, LLC during the quarter totaling $28,480 including loan fees.  During the third quarter, all of the notes and interest payable to Coach Capital, LLC were paid in full with funds borrowed under the Company’s new convertible line of credit (see Note 6).  As of September 30, 2007, the outstanding notes payable totaled $50,750 consisting of the note payable to Sparks.  Interest expense accrues on all of the notes at a rate of 18% per annum.  Accrued interest on the notes payable is recorded in the balance sheet in accrued expenses and other liabilities.

Any delays in repayment of the principal and accrued interest on the notes payable upon demand will result in a penalty interest rate of 30% per annum.

6.	LINE OF CREDIT

On May 7, 2007, the Company entered into a Convertible Line of Credit Agreement with Coventry Capital LLC., a Delaware company, pursuant to which Coventry Capital will provide the Company with a convertible line of credit of up to $1 million.  The line of credit may be increased up to $3 million in the event the Company achieves certain performance criteria.  The borrowed funds will bear interest at the rate of 10% per annum, and are due in full on May 7, 2010.  Coventry Capital, however, has the right to convert all or part of the indebtedness into common stock of the Company at a fixed conversion rate of $0.50 per share.  As of September 30, 2007 the balance outstanding on this convertible line of credit was $425,340.  The Company currently is unable to borrow any additional funds under this line of credit due to its failure to meet certain financial covenants or conditions required by Coventry Capital.  The Company has attributed no value to the conversion rights.

In connection with the Coventry Capital convertible line of credit, the Company issued 200,000 shares of common stock to the placement agent for arranging the new financing.  The $96,000 value of the common stock upon issuance was recorded as deferred financing costs and is being amortized over the three-year term of the convertible line of credit.

7.	COMMON CAPITAL STOCK

During the second quarter of fiscal year 2007, the Company issued 150,000 common shares in satisfaction of $75,000 owed for legal services.  During the third quarter of fiscal year 2007, the Company issued 200,000 common shares as a fee to the placement agent for the Coventry Capital Convertible Line of Credit Agreement described in Note 6.  No stock was issued in the fourth quarter of fiscal year 2007.

8.	STOCK OPTIONS

Description of Stock Option Plan

In 2005, our Board of Directors adopted a combined incentive and nonqualified stock option plan for our employees and consultants (“2005 Stock Option Plan”).   On October 9, 2006 the Board of Directors authorized an increase in shares available for grant from 2 million to 4 million, subject to stockholder approval.

VISUALANT  INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007

8.	STOCK OPTIONS - continued

Determining Fair Value Under SFAS No. 123R

Effective October 1, 2006, we began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”. We adopted FAS 123(R) using the modified prospective method.  Share-based compensation recognized in fiscal 2007 as a result of the adoption of SFAS No. 123R use the Black-Scholes-Merton option valuation model for estimating fair value of stock options granted under our plan. We amortize the fair value of stock options on a ratable basis over the requisite service periods, which are generally the vesting periods. The expected life of awards granted represents the period of time that they are expected to be outstanding.  We estimate the volatility of our common stock based on the historical volatility of our own common stock over the most recent period corresponding with the estimated expected life of the award. We base the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model.  In accordance with SFAS No. 123R, we adjust share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after October 1, 2006 is recognized in the period the forfeiture estimate is changed.

The weighted-average estimated fair values and the assumptions used in calculating such values for stock options during each fiscal period are as follows:

2007
Option life (in years)	5.0
Risk-free interest rate	4.55%
Stock price volatility	95%
Dividend yield	-

Stock Option Activity

A summary of activity relating to our stock option plan is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of September 30, 2006	1,730,000
Granted	1,200,000
Exercised	-
Expired	(395,000)
Forfeited	(637,500)
Outstanding as of September 30, 2007	1,897,500	$0.55	3.27

Total compensation cost recognized for fair value options issued to employees and directors was approximately $231,000 for the year ended September 30, 2007.

Options have also been granted to consultants for services.  Total cost recognized for the fair value of options issued for services was approximately $228,000 for the year ended September 30, 2007, respectively.

VISUALANT  INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007

9.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

See Note 5 for discussion of notes payable issued to the Company’s CEO and President during the quarter ended March 31, 2007.  During the fiscal year, Mr. Erickson advanced $49,256 of cash and incurred $549 of expense in behalf of Visualant.  In addition to the note payable transaction, Mr. Sparks advanced $15,000 of cash and incurred $10,800 of expense in behalf of the Company.  Other than the note payable, all amounts are recorded in the accounts payable balance.  See Item 11 for stock and vested option ownership detail for Mr Erickson, Mr. Sparks and the two other members of the Board of Directors for the Company.  The directors and officers of the Company beneficially own an aggregate 2,027,875 shares of common stock or 11.0% of the Company.

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

On December 12, 2007 the board of directors granted Ron Erickson 500,000 shares of common stock, Lynn Felsinger 300,000 shares of common stock, Dr. Masahiro Kawahata 200,000 shares of common stock, and Jon Pepper 200,000 shares of common stock.  The shares of common stock were issued for past services performed.  As of the filing date, the shares had been granted but not yet been issued.