Form 10QSB
period 2007-12-31
VISUALANT INC
filed 2008-02-19
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to ________

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

Yes ☐  No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of  February 15, 2008 which includes 1,200,000 shares granted by the board on December 14, 2007 that have not yet been issued:

18,153,891 shares

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Visualant, Incorporated (development stage company) at December 31, 2007 and September 30, 2007, the statements of operations for the three months ended December 31, 2007 and 2006, the statements of cash flows for the three months ended December 31, 2007 and 2006 and for the period from October 8, 1998 (date of incorporation) to December 31, 2007, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three month period ended December 31, 2007 are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.

VISUALANT, INCORPORATED
(Development Stage Company)

BALANCE SHEETS
December 31, 2007 and September 30, 2007

	December 31, 2007	September 30, 2007
ASSETS
CURRENT ASSETS
Cash	$228	$91
Prepaid Expenses	24,139	5,537
Total Current Assets	24,367	5,628

Deferred Financing Costs, net	75,156	83,156

TOTAL ASSETS	$99,523	$88,784

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Notes payable	$50,750	$50,750
Accrued expenses and other liabilities	375,472	297,842
Accounts payable	877,734	793,185
Total Current Liabilities	1,303,956	1,141,777

Long-term Notes Payable	425,340	425,340
Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0. 001 par value, 50, 000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 18,153,891 and 16,853,891 shares issued and outstanding, respectively	18,154	16,854
Additional paid in capital	4,389,315	4,234,495
Deficit accumulated during the development stage	(6,037,242)	(5,729,682)
Total Stockholders' Equity (Deficiency)	(1,629,773)	(1,478,333)

TOTAL LIABILITIES & EQUITY	$99,523	$88,784

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2007 and 2006 and the Period from
October 8, 1998 (Date of Inception) to December 31, 2007

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Period of Inception from October 8, 1998 to December 31, 2007

Revenues	$-	$-	$-

Expenses
Research and development	-	249,317	1,237,417
Administrative	282,914	264,102	3,480,241
Total Operating Expense	282,914	513,419	4,717,658
Loss from Operations	(282,914)	(513,419)	(4,717,658)

Other Income (Expense)
Settlement of debt	-	-	43,400
Interest expense	(24,646)	10,726	(208,657)
Loss of deposit	-	-	(1,154,327)

Net Loss	$(307,560)	$(524,145)	$(6,037,242)
Net Loss Applicable to Common Stockholders Basic and diluted	$(0.02)	$(0.03)
Weighted Average Shares used in computing basic and diluted net loss per share	17,183,239	16,503,891

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2007 and 2006 and the Period from
October 8, 1998 (Date of Inception) to December 31, 2007

	Three Months Ended	Three Months Ended	October 8, 1998
	December 31,	December 31,	to December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(307,560)	$(524,145)	$(6,037,242)
Reconciliation of net loss to net cash used in operating activities:
Depreciation, amortization and tangible and intangible asset impairments	-	-	19,808
Issuance of capital stock for expenses	118,000	-	275,956
Stock based compensation	38,120	75,314	340,844
Stock Options Issued in exchange for services	-	157,571	228,152
Amortization of Deferred Financing	8,000	-	20,844
Loss of deposit	-	-	1,154,327
Capital contributions - expenses	-	-	10,950
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses	(18,602)	(27,600)	(24,139)
Accounts payable and accrued expenses	162,179	255,748	2,678,381
Net Cash Used in Operating Activities	137	(63,112)	(1,332,119)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(12,308)
Purchase of investment - deposit	-	-	(1,154,327)
Net Cash Used in Investing Activities	-	-	(1,166,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	2,022,892
Proceeds from issuance of convertible debt	-	-	425,340
Proceeds from issuance of notes payable	-	56,016	300,951
Repayment of notes payable	-	-	(250,201)
Net Cash Provided by Financing Activities	-	56,016	2,498,982

Net Change in Cash	137	(7,096)	228
Cash at Beginning of Period	91	7,160	-
Cash at End of Period	$228	$64	$228

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $308,000 and $524,000 for the three months ended December 31, 2007 and 2006, respectively. Our current liabilities exceeded our current assets by approximately $1.3 million as of December 31, 2007.  Our net cash used in operating activities approximated $150 for the three months ended December 31, 2007.

As of December 31, 2007, the Company had minimal cash.  The Company is considered illiquid as this cash is not considered sufficient to fund the recurring operating and associated financing costs. The Company needs to raise additional funding to continue its operations.  However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

We anticipate that we will generate significant losses from operations for the foreseeable future. As of December 31, 2007, our accumulated deficit was $6.0 million.  We have limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended September 30, 2007 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

5.	NOTES PAYABLE

During the year ended September 30, 2006, the Company entered into agreements with Coach Capital, LLC for three demand notes payable to Coach Capital, LLC totaling $165,705 including related loan fees for purposes of financing ongoing operations.

During the first quarter of 2007, the Company entered into an additional demand note with Coach Capital, LLC totaling $56,016 including loan fees.   In February 2007, the Company entered into a demand note with CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750. In addition, the Company entered into another demand note with Coach Capital, LLC during the quarter totaling $28,480 including loan fees.  During the third quarter, all of the notes and interest payable to Coach Capital, LLC were paid in full with funds borrowed under the Company’s new convertible line of credit (see Note 6).  As of December 31, 2007, the outstanding notes payable totaled $50,750 consisting of the note payable to Sparks.  Interest expense accrues on all of the notes at a rate of 18% per annum.  Accrued interest on the notes payable is recorded in the balance sheet in accrued expenses and other liabilities.

Any delays in repayment of the principal and accrued interest on the notes payable upon demand will result in a penalty interest rate of 30% per annum.

6.	LINE OF CREDIT

On May 7, 2007, the Company entered into a Convertible Line of Credit Agreement with Coventry Capital LLC., a Delaware company, pursuant to which Coventry Capital will provide the Company with a convertible line of credit of up to $1 million.  The line of credit may be increased up to $3 million in the event the Company achieves certain performance criteria.  The borrowed funds will bear interest at the rate of 10% per annum, and are due in full on May 7, 2010.  Coventry Capital, however, has the right to convert all or part of the indebtedness into common stock of the Company at a fixed conversion rate of $0.50 per share.  As of December, 2007 the balance outstanding on this convertible line of credit was $425,340.  The Company currently is unable to borrow any additional funds under this line of credit due to its failure to meet certain financial covenants or conditions required by Coventry Capital.  The Company has attributed no value to the conversion rights.

In connection with the Coventry Capital convertible line of credit, the Company issued 200,000 shares of common stock to the placement agent for arranging the new financing.  The $96,000 value of the common stock upon issuance was recorded as deferred financing costs and is being amortized over the three-year term of the convertible line of credit.

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

7.	COMMON CAPITAL STOCK

In October, the board of directors granted and issued 100,000 shares of common stock to a consultant for the performance of services.  These shares were valued at $10,000 on the date of grant.

On December 14, 2007 the board of directors granted Ron Erickson 500,000 shares of common stock, Lynn Felsinger 300,000 shares of common stock, Dr. Masahiro Kawahata 200,000 shares of common stock, and Jon Pepper 200,000 shares of common stock.  The shares of common stock were issued for past services performed.  As of the filing date, the shares had been granted but not yet been issued.  The shares were valued at $108,000 on the date of the grant.

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

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

8.	STOCK OPTIONS - continued

Stock Option Activity

A summary of activity relating to our stock option plan is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of September 30, 2007	1,897,500
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding as of December 31, 2007	1,897,500	$0.55	3.27

No options have been granted during the three months ended December 31, 2007.

9.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

See Note 5 for discussion of notes payable issued to the Company’s CEO and President during the quarter ended March 31, 2007.  During the fiscal year ended September 30, 2007, Mr. Erickson advanced $49,256 of cash and incurred $549 of expense in behalf of Visualant.  In addition to the note payable transaction, Mr. Sparks advanced $15,000 of cash and incurred $10,800 of expense in behalf of the Company.  During the first quarter ending December 31, 2007, Mr. Erickson advanced $18,500 to the Company.  Other than the note payable, all amounts are recorded in the accounts payable balance.   The directors and officers of the Company beneficially own an aggregate 2,027,875 shares of common stock or 11.0% of the Company.

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

11.	SUBSEQUENT EVENTS

None

ITEM 2.	MANAGEMENT'S PLAN OF OPERATIONS

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

The Company initially intends to position its technology as both a revolutionary as well as a practical solution for security and fraud prevention applications and markets.  The Company’s current focus is to secure customers for its spectral signature technology and to capitalize upon the potential business opportunities in the areas of national security, document forgery/fraud, brand protection, label fraud and product tampering.  However, the broad scope of the applications covered by the Company’s patent applications may result in new opportunities surfacing from customers desiring prototypes designed to satisfy their specific technology needs.  As of December 31, 2007, the Company had no customers.

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

This Report on Form 10-QSB contains certain forward-looking statements that are based on current expectations.  When used in this discussion, the words "believe", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements.  Such statements are  subject  to  certain risks and uncertainties, which could cause actual results to differ materially from those projected, and should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company’s future products; the Company may not be able to retain existing key management personnel; and there may be other material adverse changes in the Company’s operations or business.  Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing or other budgets, which may in turn affect the Company’s financial position and results of operations.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Readers are also urged to carefully review and consider the other risk factors relating to the Company and the various disclosures made by the Company that attempt to advise interested parties of factors which affect the Company's business, in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007 as well as in the Company's periodic reports on Forms 10-QSB and 8-K filed with the Securities and Exchange Commission (the  "SEC").  The Company's financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

VISUALANT, INCORPORATED

(Registrant)

Date: February 19, 2008	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Executive Officer, President, and Director

Date: February 19, 2008	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, and Secretary Treasurer