Form 10QSB
period 2008-03-31
VISUALANT INC
filed 2008-05-20
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares of common stock, $.001 par value, issued and outstanding as of  May 19, 2008:    18,353,891 shares

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Visualant, Incorporated (development stage company) at March 31, 2008 and September 30, 2007, the statements of operations for the three and six months ended March 31, 2008 and 2007, the statements of cash flows for the six month periods ended March 31, 2008 and 2007 and for the period from October 8, 1998 (date of incorporation) to March 31, 2008, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six month periods ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.

VISUALANT, INCORPORATED
(Development Stage Company)

BALANCE SHEETS
March 31, 2008 and September 30, 2007

	March 31, 2008	September 30, 2007
ASSETS
CURRENT ASSETS
Cash	$276	$91
Prepaid Expenses	14,265	5,537
Total Current Assets	14,541	5,628

Deferred Financing Costs, net	67,156	83,156

TOTAL ASSETS	$81,697	$88,784

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Notes payable	$50,750	$50,750
Accrued expenses and other liabilities	453,398	297,842
Accounts payable	938,236	793,185
Total Current Liabilities	1,442,384	1,141,777

Long-term Notes Payable	425,340	425,340
Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0. 001 par value, 50, 000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 18,353,891 and 16,853,891 shares issued and outstanding, respectively	18,354	16,854
Additional paid in capital	4,449,736	4,234,495
Deficit accumulated during the development stage	(6,254,117)	(5,729,682)
Total Stockholders' Equity (Deficiency)	(1,786,027)	(1,478,333)

TOTAL LIABILITIES & EQUITY	$81,697	$88,784

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three and Six Month Periods Ended March 31, 2008 and 2007 and the Period from
October 8, 1998 (Date of Inception) to March 31, 2008

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007	Period of Inception from October 8, 1998 to March 31, 2008

Revenues	$-	$-	$-	$-	$-

Expenses
Research and development	-	148,506	-	397,823	1,237,417
Administrative	201,100	261,298	484,014	525,401	3,681,341
Total Operating Expense	201,100	409,804	484,014	923,224	4,918,758
Loss from Operations	(201,100)	(409,804)	(484,014)	(923,224)	(4,918,758)

Other Income (Expense)
Settlement of debt	-	-	-	-	43,400
Interest expense	(15,775)	(14,256)	(40,421)	(25,732)	(224,432)
Loss of deposit	-	-	-	-	(1,154,327)

Net Loss	$(216,875)	$(424,060)	$(524,435)	$(948,956)	$(6,254,117)
Net Loss Applicable to Common Stockholders Basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.06)
Weighted Average Shares used in computing basic and diluted net loss per share	18,244,001	16,535,558	17,710,722	16,519,550

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2008 and 2007 and the Period from
October 8, 1998 (Date of Inception) to March 31, 2008

	Six Months Ended	Six Months Ended	October 8, 1998
	March 31,	March 31,	to March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(524,435)	$(948,956)	$(6,254,117)
Reconciliation of net loss to net cash used in operating activities:
Depreciation, amortization and tangible and intangible asset impairments	-	-	19,808
Issuance of capital stock for expenses	140,500	75,000	298,456
Stock based compensation	69,893	183,342	372,617
Stock Options Issued in exchange for services	6,348	157,571	234,500
Amortization of Deferred Financing	16,000	-	28,844
Loss of deposit	-	-	1,154,327
Capital contributions - expenses	-	-	10,950
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses	(8,728)	(18,779)	(14,265)
Accounts payable and accrued expenses	300,607	411,045	2,816,809
Net Cash Used in Operating Activities	185	(140,777)	(1,332,071)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(12,308)
Purchase of investment - deposit	-	-	(1,154,327)
Net Cash Used in Investing Activities	-	-	(1,166,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	2,022,892
Proceeds from issuance of convertible debt	-	-	425,340
Proceeds from issuance of notes payable	-	134,766	300,951
Repayment of notes payable	-	-	(250,201)
Net Cash Provided by Financing Activities	-	134,766	2,498,982

Net Change in Cash	185	(6,011)	276
Cash at Beginning of Period	91	7,160	-
Cash at End of Period	$276	$1,149	$276

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $524,000 and $949,000 for the six months ended March 31, 2008 and 2007, respectively. Our current liabilities exceeded our current assets by approximately $1.4 million as of March 31, 2008.  Our net cash used in operating activities approximated $185 for the six months ended March 31, 2008.

As of March 31, 2008, the Company had minimal cash.  The Company is considered illiquid as this cash is not considered sufficient to fund the recurring operating and associated financing costs. The Company needs to raise additional funding to continue its operations.  However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

We anticipate that we will generate significant losses from operations for the foreseeable future. As of March 31, 2008, our accumulated deficit was $6.3 million.  We have limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended September 30, 2007 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008

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

During the first quarter of 2007, the Company entered into an additional demand note with Coach Capital, LLC totaling $56,016 including loan fees.   In February 2007, the Company entered into a demand note with CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750. In addition, the Company entered into another demand note with Coach Capital, LLC during the quarter totaling $28,480 including loan fees.  During the third quarter, all of the notes and interest payable to Coach Capital, LLC were paid in full with funds borrowed under the Company’s new convertible line of credit (see Note 6).  As of March 31, 2008, the outstanding notes payable totaled $50,750 consisting of the note payable to Sparks.  Interest expense accrues on all of the notes at a rate of 18% per annum.  Accrued interest on the notes payable is recorded in the balance sheet in accrued expenses and other liabilities.

Any delays in repayment of the principal and accrued interest on the notes payable  will result in a penalty interest rate of 30% per annum.  The interest due to Sparks became in arrears on February 16, 2008 and has not been paid as of the date of this filing.

6.	LINE OF CREDIT

On May 7, 2007, the Company entered into a Convertible Line of Credit Agreement with Coventry Capital LLC., a Delaware company, pursuant to which Coventry Capital will provide the Company with a convertible line of credit of up to $1 million.  The line of credit may be increased up to $3 million in the event the Company achieves certain performance criteria.  The borrowed funds will bear interest at the rate of 10% per annum, and are due in full on May 7, 2010.  Coventry Capital, however, has the right to convert all or part of the indebtedness into common stock of the Company at a fixed conversion rate of $0.50 per share.  As of March 31, 2008 the balance outstanding on this convertible line of credit was $425,340.  The Company currently is unable to borrow any additional funds under this line of credit due to its failure to meet certain financial covenants or conditions required by Coventry Capital.  The Company has attributed no value to the conversion rights.

In connection with the Coventry Capital convertible line of credit, the Company issued 200,000 shares of common stock to the placement agent for arranging the new financing.  The $96,000 value of the common stock upon issuance was recorded as deferred financing costs and is being amortized over the three-year term of the convertible line of credit.

7.	COMMON CAPITAL STOCK

During the six months ending March 31, 2008, the board of directors granted 1.5 million shares of common stock comprised of the following transactions:

In October, the board of directors granted and issued 100,000 shares of common stock to a consultant for the performance of services.  These shares were valued at $10,000 on the date of grant.

On December 14, 2007 the board of directors granted Ron Erickson 500,000 shares of common stock, Lynn Felsinger 300,000 shares of common stock, Dr. Masahiro Kawahata 200,000 shares of common stock, and Jon Pepper 200,000 shares of common stock.  The shares of common stock were issued for past services performed.  The shares were valued at $108,000 on the date of the grant and the shares were issued during the second quarter.

During the second quarter  ended March 31, 2008, the board of directors granted Marco Hegyi 200,000 shares of common stock to serve as a member of the board.  The shares were valued at $22,500 on the date of the grant.

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008

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

Stock Option Activity

A summary of activity relating to our stock option plan is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of September 30, 2007	1,897,500
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding as of March 31, 2008	1,897,500	$0.55	3.02

No options have been granted during the six months ended March 31, 2008.

9.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

See Note 5 for discussion of notes payable issued to the Company’s CEO and President during the quarter ended March 31, 2007.  During the fiscal year ended September 30, 2007, Mr. Erickson advanced $49,256 of cash and incurred $549 of expense in behalf of Visualant.  In addition to the note payable transaction, Mr. Sparks advanced $15,000 of cash and incurred $10,800 of expense in behalf of the Company.  During the first quarter ending December 31, 2007, Mr. Erickson advanced $18,500 to the Company.  Other than the note payable, all amounts are recorded in the accounts payable balance.   The directors and officers of the Company beneficially own an aggregate 2,227,875 shares of common stock or 12.1% of the Company.

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008

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

On April 17, 2008 the Company announced the formation of a majority owned Japanese subsidiary, Visualant Kabushiki Kaisha (“KK”) headquartered in Tokyo, Japan.  The Chairman of Visualant KK is Dr. Masahiro Kawahata, who also serves as a member of the Board of Directors for Visualant, Inc.  For 100,000 shares of its common stock, Visualant, Inc. purchased 66% of an existing entity of which Dr. Kawahata and Ron Erickson previously owned, and continue to own 17% each.

Visualant KK was formed to facilitate the development of business relationships with Japanese license partners and to help build strong relationships between Visualant and the Japanese marketplace.  The Company sees the expansion of Visualant into the Japanese market place as a key strategic move which will allow it to closely align with manufacturers and systems suppliers who can integrate the Visualant technology into solutions for their global customer base.

ITEM 2.	MANAGEMENT'S PLAN OF OPERATIONS

The Company is a development stage company engaged in the business of commercializing products and services based upon our spectral signature technology as reflected in our recently filed patent applications.  These patent applications pertain to the use of controlled illumination with specific bands of electromagnetic radiation, detection of returned electromagnetic radiation and data management in an innovative manner enabling our devices to establish a unique spectral signature for both individual and classes of items.  The unique spectral signature data can potentially be used in a variety of applications in areas such as brand protection, forgery detection, homeland security, medical diagnostics, quality control, fluids monitoring, metal stress analysis, and many others.  As of March 31, 2008, the Company has six utility patent applications with the U.S. Patent Office.

The Company purchases its research and development services from outside third party sources.  On March 15, 2006, the Company entered into a research and development contract with RATLab LLC, a privately-owned research laboratory in Seattle, Washington.  Under the contract, RATLab performs research and development using the Company’s existing intellectual property, as well as newly developed research and technologies in order to assist the Company with the commercialization of its core spectral signature technologies.  During the twelve-month period ended September 30, 2007, the Company paid approximately $251,000 in research and development fees to RATLab LLC.  No fees were paid to the RATLab during the six month period ended March 31, 2008.  RATLab LLC is a research laboratory formed primarily by Dr. Thomas Furness, founder and former director of the Human Interface Technology Lab (HIT Lab) at the University of Washington, and one of the leading researchers in the world in the area of human interface technology.  RATLab LLC also employs other leading scientists and research associates in the areas of computer science, imaging technology, and light sensing technology, who are part of the team conducting research on behalf of the Company.

The Company’s research and development activities under its Research and Development Contract with RATLab LLC, however, were suspended on July 12, 2007 due to lack of funds.  Upon receiving additional funding, developmental activities will resume with the either the RATLab or with another outside third party.

The Company initially intends to position its technology as both a revolutionary as well as a practical solution for security and fraud prevention applications and markets.  The Company’s current focus is to secure customers for its spectral signature technology and to capitalize upon the potential business opportunities in the areas of national security, document forgery/fraud, brand protection, label fraud and product tampering.  However, the broad scope of the applications covered by the Company’s patent applications may result in new opportunities surfacing from customers desiring prototypes designed to satisfy their specific technology needs.  As of  March 31, 2008, the Company had no customers.

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

VISUALANT, INCORPORATED

(Registrant)

Date: May 20, 2008	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Executive Officer, President, and Director

Date: May 20, 2008	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, and Secretary Treasurer