Form 10KSB
period 2008-09-30
VISUALANT INC
filed 2009-01-13
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended  September 30, 2008

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

As of December 30, 2008, based upon the last reported trade on December 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $755,197.

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

As of January 13, 2009, the Company had 27,742,901 shares of common stock issued

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV

Transitional Small Business Disclosure Format (Check one):     Yes ☐     No ☒

TABLE OF CONTENTS

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

History and Organization

Visualant, Incorporated (formerly Starberrys Corporation), a Nevada corporation (the "Company"), was incorporated on October 8, 1998.  The Company has no subsidiaries or affiliated companies.  The Company's executive offices are located in Seattle, Washington.

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 Preferred Shares.  As at September 30, 2008 there were 18,353,891 Common Shares and no Preferred Shares outstanding.  As of the date of this annual report on Form 10-KSB, 9,389,010 additional shares have been issued for conversion of debt and payment for services, resulting in 27,742,901 shares of common stock issued and outstanding.

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

For more information on RatLab LLC, please see ITEM 6, MANAGEMENT’S PLAN OF OPERATION.

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

ITEM 1.    DESCRIPTION OF BUSINESS - continued

History and Organization - continued

During the fiscal year ended September 30, 2008, the Company filed with the SEC various documents such as Forms 10-KSB, 10-QSB and 8-K.  The Company does not intend to distribute an annual report to its shareholders for the fiscal year ended September 30, 2008.

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

1.	The Company is uncertain if it will be able to obtain additional capital necessary to continue development of its technology.

The Company has incurred a cumulative net loss for the period from October 8, 1998 (date of inception) to September 30, 2008 of $6,674,748.  As a result of these losses and negative cash flows from operations, the Company’s ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability.

ITEM 1.    DESCRIPTION OF BUSINESS - continued

RISK FACTORS - continued

2.	Whether the Company will continue to be a going concern

The Company’s auditors’ concern in the audit opinion with regard to the Company’s financial statements as at September 30, 2008 as to whether the Company will be able to raise sufficient funds to complete its objectives indicates that the Company might not be able to continue as a going concern.  Without adequate future financing, the Company might cease to operate and the existing shareholders and any future shareholders will lose their entire investment.

3.	Some of the present shareholders have acquired shares at extremely low prices

Some of the present shareholders have acquired shares at prices as low as $0.001 per share, whereas other shareholders have purchased their shares at prices ranging from $0.25 to $0.75 per share.

4.	Future issuance of stock options, warrants and/or rights will have a diluting factor on existing and future shareholders

The grant and exercise of stock options, warrants or rights to be issued in the future will likely result in a dilution of the value of the Company’s common shares for all shareholders.  The Company has established a Combined Incentive and Non-Qualified Stock Option Plan and may in the future issue further stock options to officers, directors and consultants which will dilute the interest of the existing and future shareholders.  Moreover, the Company may seek authorization to increase the number of its authorized shares and sell additional securities and/or rights to purchase such securities at any time in the future.  Dilution of the value of the common shares will likely result from such sales.

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

The management of the Company and their immediate family members, either directly or indirectly, own or control 4,581,875 shares as of the filing date.  Even though this represents only 16.5% of the issued and outstanding shares, it might be difficult for any one shareholder to solicit sufficient votes to replace the existing management.  Therefore, any given shareholder may never have a voice in the direction of the Company.

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

Other Property

The only property owned by the Company is its intellectual property.  During 2007, the Company filed additional patents covering work that the RatLab performed.  The patents focus on using photonics to establish a unique identifier for objects, on communicating that identifier, and on comparing it against a template.   The Company has received notification from the U.S. Patent and Trademark Office that the original patent filed was denied.  It was determined by the Company that it was not economically feasible to contest the finding.  As of the report date, the Company has not received any notification from the U.S. Patent and Trademark Office as to whether any of the patents filed in 2007 will be granted.

ITEM 3.    LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The last annual shareholders' meeting was held on August 7, 2002.  No matters have been submitted to a vote of securities holders in the most recent fiscal year.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock currently is quoted on the OTCBB.  During the past year, however, there has been a very limited trading market for the Company's common stock.  Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at September 30, 2008 the Company had 18,353,891 shares of common stock issued and outstanding held by 99 active shareholders of record.  In addition, the Company had outstanding options to purchase 1,485,000 shares of common stock at exercise prices ranging from $0.10 to $0.75 per share.

ITEM 6.    MANAGEMENT'S PLAN OF OPERATION

Overview

The Company was incorporated on October 8, 1998 under the laws of the State of Nevada.  The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share, and 50,000,000 shares of Preferred Stock with such terms as will be specified by the Board of Directors at the time it acts to create a specific series of the Preferred Stock to be issued. As at September 30, 2008 there were 18,353,891 Common Shares and no Preferred Shares outstanding.

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

On December 16, 2005 the Company entered into a research and development contract with RatLab LLC, a privately-owned research laboratory in Seattle, Washington.  On March 15, 2006, the contract was extended for Phase 1 and 2 research.  Under the contract, RatLab performed research and development using the Company’s existing intellectual property, as well as newly developed research and technologies in order to assist the Company with the commercialization of its core technologies in the areas of brand and forgery protection, homeland security, medical diagnostics, and color-based file creation and matching.  As of July 12, 2007, this Research and Development Contract under which RATLab LLC had been providing research and development services to the Company was suspended due to lack of funding, and Dr. Thomas Furness, President of RATLab LLC, resigned as Senior Scientific Advisor to the Company on August 8, 2007.  As of September 30, 2008, the Company owes RATLab LLC and Dr. Furness approximately $65,000 and $36,000, respectively, for past services.  Amounts owed are planned to be paid when funds are available and when additional services, including delivery of additional prototypes and transfer of source documentation regarding intellectual property, are provided.

ITEM 6.    MANAGEMENT'S PLAN OF OPERATION - continued

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

On April 17, 2008 the Company announced the formation of a majority owned Japanese subsidiary, Visualant Kabushiki Kaisha (“KK”) headquartered in Tokyo, Japan.  The Chairman of Visualant KK is Dr. Masahiro Kawahata, who also serves as a member of the Board of Directors for Visualant, Inc.  For 100,000 shares of its common stock, Visualant, Inc. plans to purchase 66% of an existing entity of which Dr. Kawahata and Ron Erickson previously owned, and of which they will continue to own, 17% each.  As of September 30, 2008, the purchase of the existing entity shares has not closed and the 100,000 Visualant shares have been issued, but still remain in the custody of the Company.  The closing is expected to occur within the first half of calendar year 2009.  Visualant KK was formed to facilitate the development of business relationships with Japanese license partners and to help build strong relationships between Visualant and the Japanese marketplace.  The Company sees the expansion of Visualant into the Japanese market place as a key strategic move which will allow it to closely align with manufacturers and systems suppliers who can integrate the Visualant technology into solutions for their global customer base.

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

The Company’s cost to continue operations as they are now conducted is approximately $42,000 per month, and the Company does not have sufficient funds to cover existing operations.   The Company needs to raise additional funds in order to continue its existing operations, to resume its research and development activities, and to finance its plans to expand its operations for the next year.  The Company intends to raise the required funds by obtaining share capital from outside sources.  During the year, operating funds were advanced to the Company by its Chairman, Ronald P. Erickson and salaries were deferred.  If the Company is successful in raising additional funds, the Company’s research and development efforts will continue and expand, and overdue accounts payable will be satisfied.

During the first quarter 2009, the Company converted $482,095 of its outstanding indebtedness and accrued interest owed to Coventry Capital  into  3,213,967 shares of the Company’s common stock. Also occurring in the first quarter of 2009, in satisfaction of outstanding matters with the RatLab LLC, a total of 1,850,000 shares of the Company’s common stock was issued, subject to certain restrictions, to current and former RatLab LLC employees and consultants, in settlement of outstanding matters with the RatLab LLC.

ITEM 6.    MANAGEMENT'S PLAN OF OPERATION - continued

Results of Operations

The Company has had no revenues from operations since its inception.

Plan of Operation.

The Company is a development stage company engaged in the business of commercializing products and services based upon our spectral signature technology as reflected in our recently filed patent applications.  These patent applications pertain to the use of controlled illumination with specific bands of electromagnetic radiation, detection of returned electromagnetic radiation and data management in an innovative manner enabling our devices to establish a unique spectral signature for both individual and classes of items.  The unique spectral signature data can potentially be used in a variety of applications in areas such as brand protection, forgery detection, homeland security, medical diagnostics, quality control, fluids monitoring, metal stress analysis, and many others.  As of September 30, 2008, the Company has six utility patent applications with the U.S. Patent Office.

The Company purchases its research and development services from outside third party sources.  On March 15, 2006, the Company entered into a research and development contract with RATLab LLC, a privately-owned research laboratory in Seattle, Washington.  Under the contract, RATLab performs research and development using the Company’s existing intellectual property, as well as newly developed research and technologies in order to assist the Company with the commercialization of its core spectral signature technologies.  During the three and twelve-month periods ended September 30, 2008, the Company made no payments for research and development fees to RATLab LLC.  RATLab LLC is a research laboratory formed primarily by Dr. Thomas Furness, founder and former director of the Human Interface Technology Lab (HIT Lab) at the University of Washington, and one of the leading researchers in the world in the area of human interface technology.  RATLab LLC also employs other leading scientists and research associates in the areas of computer science, imaging technology, and light sensing technology, who are part of the team conducting research on behalf of the Company.

The Company’s research and development activities under its Research and Development Contract with RATLab LLC, however, were suspended on July 12, 2007 due to lack of funds.  During the three and twelve-month periods ended September 30, 2008, the Company made no payments for research and development fees to RATLab LLC. Developmental activities, however,  will resume with the RATLab under the terms of the new licensing agreement with the RatLab, which are set forth below.

On August 20, 2008, the Company entered into a letter of intent with the RatLab LLC.  The purpose of the agreement contemplated by the letter of the intent was to achieve resolution of the relationship between the RatLab LLC and the Company and provide a means for a mutually beneficial on-going relationship.  On October 23, 2008, the Company and the RatLab LLC entered into definitive agreements which provide for a non-commercial non-exclusive license of the Company’s technology to the RatLab LLC for the purpose of continuing research and development with a license back to the Company for enhancements that are developed.  Further, an exclusive license was entered into between the Company and the RatLab LLC for four fields of use:  medical, agricultural, environmental and jewelry.  This exclusive license provides for certain performance milestones, a market-rate royalty to the Company and an equity participation in an entity to be formed by the RatLab LLC to commercialize the Company’s technology in the enumerated fields of use.

The Company intends to position its technology as both a revolutionary as well as a practical solution for security and fraud prevention applications and markets.  The Company’s current focus is to secure customers for its spectral signature technology and to capitalize upon the potential business opportunities in the areas of national security, document forgery/fraud, brand protection, label fraud and product tampering.  However, the broad scope of the applications covered by the Company’s patent applications may result in new opportunities surfacing from customers desiring prototypes designed to satisfy their specific technology needs.  As of September 30, 2008, the Company had no customers.

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

Through the formation and development of its Japanese division, the Company plans to facilitate the development of business relationships with Japanese license partners and to help build strong relationships between Visualant and the Japanese marketplace.  The Company sees the expansion of Visualant into the Japanese market place as a key strategic move which will allow it to closely align with manufacturers and systems suppliers who can integrate the Visualant technology into their product offerings.

ITEM 6.    MANAGEMENT'S PLAN OF OPERATION - continued

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

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The reports of the Company’s independent accountants, Madsen & Associates, CPA's Inc., for the financial statements as of September 30, 2007 and 2008 are included herein.  To the Company’s knowledge, there are no disputes with our auditors.

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

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following table sets forth as of September 30, 2008, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position Held	Term as Director Since
Ronald P. Erickson	64	Chairman of the Board and Director	April 24, 2003
Bradley E. Sparks	61	Chief Executive Officer, President and Director	November 10, 2006
Jon Pepper	58	Director	April 19, 2006
Dr. Masahiro Kawahata	70	Director	April 19, 2006
Marco Hegyi	51	Director	February 14, 2008

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at the Annual General Meeting of the Board of Directors.

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

JON PEPPER is the co-founder of Pepcom, an industry leader in producing press-only technology showcase events around the country.  Prior to that, Pepper started the DigitalFocus newsletter, a ground-breaking newsletter on digital imaging that was distributed to industry leaders and opinion makers worldwide.  Mr. Pepper has been closely involved with the high technology revolution since the beginning of the personal computer era.  He was a well-regarded former journalist and columnist, and his work on technology subjects appeared in The New York Times, Fortune, PC Magazine, Men’s Journal, Working Woman, PC Week, Popular Science, and many other well known publications.  Mr. Pepper was educated at Union College in Schenectady, New York and the Royal Academy of Fine Arts in Copenhagen.

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

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT - continued

BRADLEY E. SPARKS currently serves as the Chief Executive Officer, President and a Director of Visualant, Inc.  Before joining Visualant, he was the Chief Financial Officer of WatchGuard Technologies, Inc. from 2005-2006.  Before joining WatchGuard, he was the founder and managing director of Sunburst Growth Ventures, LLC, a private investment firm specializing in emerging-growth companies.  Previously, he founded Pointer Communications and served as Chief Financial Officer for several telecommunications companies, including eSpire Communications, Inc., Digex, Inc., Omnipoint Corporation, and WAM!NET.  He also served as Vice President and Treasurer of MCI Communications from 1988-1993 and as Vice President and Controller from 1993-1995.  Before his tenure at MCI, Mr. Sparks held various financial management positions at Ryder System, Inc.  Mr. Sparks currently serves on the Board of Directors of software company iCIMS.  Mr. Sparks graduated from the United States Military Academy at West Point and is a former Army Captain in the Signal Corps. He has an MS in Management from the Sloan School of Management at MIT and is a licensed CPA in Florida.

MARCO HEGYI currently provides growth management advisory services to companies of all sizes and works at the board of directors, CEO and senior management levels to form and deploy technology-based growth strategies.  Previously, Mr. Hegyi worked at Yahoo, where he served as Senior Director, Global Product Management/Search Marketing. Prior to Yahoo, Mr. Hegyi was at Microsoft, leading program management for Microsoft Windows and Office beta releases aimed at software developers in the Platform, Products and Services Division. While at Microsoft, he formed new service concepts and created operating programs to extend the depth and breadth of the company’s unparalleled developer eco-system, including managing offshore, outsource teams in China and India. He was the named inventor of a filed Microsoft patent for a business process in service delivery. Before Microsoft, Mr. Hegyi served in a number of senior management and board positions with technology companies, where he led strategic growth and facilitated company mergers and acquisitions. Mr. Hegyi began his career as a system software engineer developing operating systems and communication protocols.

On October 8, 2008 the Board elected Mr. Yoshitami Arai to its Board of Directors.  Mr. Arai is a prominent businessman, having served in many professional and civic capacities in Japan and abroad.  He has served as a Director and Senior Executive of companies as diverse as 7-Eleven, Tokyu Hotels, Systems International, Catalina Marketing and Sony.

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

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT - continued

Audit Committee Financial Expert

Until August 2007 when he resigned from the board, William E. Gordon III served as the Audit Committee chairman.  The Company has replaced Mr. Gordon with Marco Hegyi as audit chair.

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

The following table sets forth as at September 30, 2008, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name	Position	Report to be Filed
Ron Erickson	Chairman	Form 4
Marco Hegyi	Director	Form 3
Dr. Masahiro Kawahata	Director	Form 3
Jon Pepper	Director	Form 3

Code of Ethics

The Company’s Code of Ethics is attached as Exhibit 14.1 to this Form 10-KSB.

ITEM 10.    EXECUTIVE COMPENSATION

Compensation Summary for Executive Officers

The following table sets forth compensation paid or accrued by the Company for the last two years ended September 30, 2007 and 2008 with regard to individuals who served as the Principal Executive Officer and for executive officers receiving compensation in excess of $100,000 during these fiscal periods.

Summary Compensation Table
(a)	(b)	(c)	(f)	(i)		(j)
Name and Principal Position	Year	Salary (3) ($)	Option Awards(2) ($)	All other compensation ($)		Total ($)
Ralph Brier	2007	20,486	36,619	46,251	(1)	103,356
Former CEO, President and Director

Bradley E. Sparks	2007	213,333	194,106	-0-		407,439
CEO, President and Director	2008	240,000	139,786	-0-		379,786

ITEM 10.    EXECUTIVE COMPENSATION - continued

Compensation Summary for Executive Officers - continued

(1)
Mr. Brier resigned as Chief Executive Officer, President and Director on November 10, 2006 and entered into a Severance and Settlement Agreement and Release.  Salary and amounts owed under the agreement have been accrued and were converted to common stock as of the date of this filing.

(2)	Presentation includes amounts accrued for financial statement purposes under FAS 123R.

(3)	The salary amounts summarized for Bradley E. Sparks are all accrued, but unpaid.

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

Outstanding equity awards

Outstanding Equity Option awards as of September 30, 2008
(a)	(b)		(c)		(e)	(f)
Name and Principle Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date
Bradley E. Sparks	500,000		500,000	(1)	0.75	Nov. 9, 2011
CEO, President and Director

Ralph Brier	250,000	(2)	0		0.10	Aug. 15, 2009
Former CEO, President and Director

(1)	The remaining unvested options held by Mr. Sparks become exercisable in two equal installments of 250,000 shares each effective on the two successive twelve month periods following May 10, 2008

(2)
On August 15, 2004 the Company granted stock options to Ralph Brier, its then President and a Director, of 300,000 common shares at $.10 per share, which will expire August 15, 2009.  On the date of the grant, the fair market value of the shares was $0.50 per share.  Mr. Brier resigned as an officer and director effective November 10, 2006.  As of the date of his resignation, options for 250,000 shares had vested and were not subject to forfeiture.

ITEM 10.    EXECUTIVE COMPENSATION - continued

Compensation Pursuant to Plans

None

Pension Table

None

Director Compensation

Director Compensation Table
(a)	(c)	(d)		(g)		(j)
Name	Stock Awards (1) ($)	Option Awards ($)		All other compensation ($)		Total (6) ($)
Ronald P. Erickson, Chairman	45,000	-0-		-0-		45,000
Marco Hegyi	22,500	-0-		-0-		22,500
Dr. Masahiro Kawahata	18,000	7,051	(2)	22,500	(3)	47,551
Jon Pepper (5)	18,000	-0-		-0-		18,000

(1)
Directors other than Bradley E. Sparks, Chief Executive Officer and President, receive annual common stock grants for their participation on the Board of Directors; no directors receive fees for board participation.  On December 14, 2007, the board granted Ron Erickson 500,000 shares of common stock, Dr. Masahiro Kawahata 200,000 shares of common stock, and Jon Pepper 200,000 shares of common stock.  On February 14, 2008, when Marco Hegyi joined the board, he was granted 200,000 shares of common stock.  Amounts shown reflect the closing stock price on the date the grant became effective.

(2)
In June 2005, the Company granted to Dr. Kawahata options for 100,000 shares of common stock at $0.75 per share;  25,000 of the options vested immediately with the remainder vesting at the rate of 25,000 each year thereafter.  The final 25,000 unvested options vested on June 1, 2008.  In September 2006, the Company granted Dr. Kawahata an additional 100,000 shares of common stock at $0.75 per share.  These options are fully vested.

(3)	Dr. Kawahata serves as Senior Scientific Advisor to the Company and received $2,500 per month in consulting fees for his services through June 30, 2008.

(5)	In June 2006, the Company granted to Jon Pepper options for 35,000 shares of common stock at $0.75 per share, which options are fully vested and expire June 15, 2011

(6)	Amounts due have been accrued but not paid as of the date of this filing.

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

Name and Address of Beneficial Owner	Nature of Ownership(1)	Amount of Beneficial Ownership	Percent of Class
Coventry Capital, LLC 320-1100 Melville Street Vancouver, British Columbia Canada	Direct	3,413,967	12.3%

DIRECTORS and OFFICERS:

Ronald P. Erickson c/o 500 Union Street, Suite 406 Seattle, WA 98101	Direct	1,620,000(2)(6)(7)	5.8%

Bradley E. Sparks c/o 500 Union Street, Suite 406 Seattle, WA 98101	Direct	500,000(3)	1.8%

Dr. Masahiro Kawahata Tokyo, Japan	Direct	651,875(4)(6)(7)	2.3%

Jon Pepper c/o 500 Union Street, Suite 406 Seattle, WA 98101	Direct	285,000(5)(6)(7)	1.0%

Marco Hegyi c/o 500 union Street; Suite 406 Seattle, WA 98101	Direct	250,000(6)(7)	0.9%

Yoshitami Arai Tokyo, Japan	Direct	100,000(7)	0.4%

All Directors and Officers as a Group (6 persons)		3,406,875	12.3%

(1)	All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2)
In addition to these shares, Mr. Erickson’s adult children own 1,300,000 shares.  Mr. Erickson disclaims any beneficial ownership or control of such shares.  One million common shares are held by Juliz I Limited Partnership, a family limited partnership.

(3)	Stock options for 1,000,000 shares of common stock at $0.75 per share of which 500,000 shares are available for exercise within 60 days. The options expire on November 10, 2011.

(4)
This figure includes stock options for vested stock options for 100,000 shares of common stock exercisable at $0.75 per share on or before June 15, 2011.  In addition to these shares, Dr. Kawahata’s adult child owns 10,000 shares.  Dr. Kawahata disclaims any beneficial ownership or control of such shares.

(5)	Vested stock options for 35,000 shares of common stock exercisable at $0.75 per share expiring on June 15, 2011.

(6)
On December 14, 2007, the board granted Ron Erickson 500,000 shares of common stock, Dr. Masahiro Kawahata 200,000 shares of common stock, and Jon Pepper 200,000 shares of common stock.   On February 14, 2008, Marco Hegyi was granted 200,000 shares of common stock upon joining the board.

(7)
On October 8, 2008, the board granted to Ron Erickson 500,000 shares of common stock, Dr. Masahiro Kawahata 300,000 shares of common stock, and John Pepper, Marco Hegyi and Yoshitami Arai 50,000 shares of common stock.  The shares of common stock were issued for past services performed and board participation.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, during the Company’s last two fiscal years ended September 30, 2008, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $30,000,and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

On August 20, 2008, the Company entered into a letter of intent with the RatLab LLC.  The purpose of the agreement contemplated by the letter of the intent was to achieve resolution of the relationship between the RatLab LLC and the Company and provide a means for a mutually beneficial on-going relationship.  On October 23, 2008, the Company and the RatLab LLC entered into definitive agreements which provide for a non-commercial non-exclusive license of the Company’s technology to the RatLab LLC for the purpose of continuing research and development with a license back to the Company for enhancements that are developed.  Further, an exclusive license was entered into between the Company and the RatLab LLC for four fields of use:  medical, agricultural, environmental and jewelry.  This exclusive license provides for certain performance milestones, a market-rate royalty to the Company and an equity participation in an entity to be formed by the RatLab LLC to commercialize the Company’s technology in the enumerated fields of use.  Officers and employees of RATLab LLC own collectively 6.7% of the outstanding common stock of Visualant, Inc. as of the date of this filing.

In February 2007, the Company entered into a demand note with CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750.  As of September 30, 2008, the outstanding notes payable totaled $50,750 consisting of the note payable to Sparks.  Interest expense accrues on the notes at a rate of 18% per annum and interest on late interest payments accrues at a rate of 30% per year.  Accrued interest on the notes payable is recorded in the balance sheet in accrued expenses and other liabilities.

During the 2007 fiscal year, Mr. Erickson advanced $49,256 of cash and incurred $549 of expense in behalf of Visualant.  During the 2008 fiscal year, Mr. Erickson advanced $44,900.00 of cash and incurred $107.46 of expense in behalf of Visualant.  .In addition, an affiliate of Mr. Erickson’s Juliz I Limited Partnership, loaned the Company $12,000 on December 10, 2008.

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

14.1	Code of Ethics for Employees and Directors, filed as an exhibit to Form 10-KSB filed on January 16, 2007, and incorporated herein by reference.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

(i)	Form 8-K filed on September 21, 2006 and incorporated herein by reference, announcing the resignation of Robert Dougherty as a director of the Company.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of the Company’s annual financial statements and the review included in the Company’s Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $7,400.

(2)           Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

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

VISUALANT, INCORPORATED
(the "Registrant")

Date: January 13, 2009	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2009	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chairman of the Board and Director

Date: January 13, 2009	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer and Secretary-Treasurer

MADSEN & ASSOCIATES, CPA’s INC. Certified Public Accountants and Business Consultants	684 East Vine St. #3 Murray, Utah 84107 Telephone 801-268-2632

Board of Directors
Visualant Incorporated
Seattle, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Visualant Incorporated (development stage company) at September 30, 2008 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2008 and 2007 and the period October 8, 1998 (date of inception) to September 30, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Visualant Incorporated at September 30, 2008 and the results of  operations, and  cash flows for the years ended September 30, 2008 and 2007 and the period October 8, 1998 (date of inception) to September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates, CPA’s Inc.

Salt Lake City, Utah,
January 13, 2009

VISUALANT, INCORPORATED
(Development Stage Company)
BALANCE SHEET
September 30, 2008

	September 30, 2008	September 30, 2007
ASSETS
CURRENT ASSETS
Cash	$255	$91
Prepaid Expenses	1,766	5,537

Deferred Financing Costs, net	-	83,156

TOTAL ASSETS	$2,021	$88,784

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Notes payable	$50,750	$50,750
Accrued expenses and other liabilities	615,224	297,842
Accounts payable	1,045,341	793,185

Total Current Liabilities	1,711,315	1,141,777

Long Term Notes Payable	425,340	425,340

Total Liabilities	2,136,655	1,567,117

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT

Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding
Common stock - $0.001 par value, 100,000,000 shares authorized, 18,353,891 and 16,853,891 shares issued and outstanding	18,354	16,854
Additional paid in capital	4,521,760	4,234,495
Deficit accumulated during the development stage	(6,674,748)	(5,729,682)

Total Stockholders' Equity (Deficiency)	(2,134,634)	(1,478,333)

TOTAL LIABILITIES & EQUITY	$2,021	$88,784

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

STATEMENTS OF OPERATIONS

Periods Ended September 30, 2008 and 2007 and the Period
October 8,1998 (Date of Inception) to September 30, 2008

	Year Ended September 30, 2007	Year Ended September 30, 2008	Period from Inception from October 8, 1998 to September 30, 2008

Revenues	$-	$-	$-

Expenses
Research and development	550,008	-	1,237,417
Administrative	1,015,513	791,962	3,989,289
Total Operating Expense	1,565,521	791,962	5,226,706

Loss from Operations	(1,565,521)	(791,962)	(5,226,706)

Other Income (Expense)
Settlement of debt	-	-	43,400
Interest expense	(69,472)	(153,104)	(337,115)
Loss of deposit	-	-	(1,154,327)

Net Loss	$(1,634,993)	$(945,066)	$(6,674,748)

Net Loss Applicable to Common Stockholders
Basic and diluted	$(0.10)	$(0.05)

Weighted Average Shares used in computing basic
and diluted net loss per share	16,667,453	18,029,095

The accompanying notes are an integral part of these financial statements

VISUALANT INCORPORATED
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period October 8, 1998 (Date of Inception)
to September 30, 2008

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance October 8, 1998 (date of inception)	-	$-	$-	$-
Issuance of common stock for cash at $.002 - November 20, 1998	4,500,000	4,500	4,500	-
Issuance of common stock for cash at $.01 - November 25, 1998	6,000,000	6,000	54,000	-
Issuance of common stock for cash at $.25 - December 4, 1998	35,000	35	8,715	-
Capital contributions - expenses	-	-	3,650	-
Net operating loss for the period October 8, 1998 to September 30, 1999	-	-	-	(27,748)
Capital contributions - expenses	-	-	3,650	-
Net operating loss for the year ended September 30, 2000	-	-	-	(64,537)
Capital contributions - expenses	-	-	3,650	-
Net operating loss for the year ended September 30, 2001	-	-	-	(7,585)
Issuance of common stock for cash at $.50 - July 5, 2002	26,200	26	13,116	-
Net operating loss for the year ended September 30, 2002	-	-	-	(113,475)
Issuance of common stock for cash at $.50 - July 2003	100,000	100	49,900	-
Issuance of common stock for services at $.001- June 2003	150,000	150	-	-
Issuance of common stock as payment of debt at $.50 - July 2003	184,848	185	92,239	-
Refund and return of common shares at $.50 - August 2003	(26,200)	(26	(13,074)	-
Issuance of common stock for cash at $.75 - September 2003	520,000	520	389,480	-
Net operating loss for the year ended September 30, 2003	-	-	-	(1,819,398)

Balance September 30, 2003	11,489,848	11,490	609,826	(2,032,743)

Issuance of common stock for cash at $.50 - net of issuance costs - Aug 2004	200,000	200	89,800	-
Compensation - incentive stock options	-	-	24,000
Net operating loss for the year ended September 30, 2004	-	-	-	(161,267)

Balance September 30, 2004	11,689,848	11,690	723,626	(2,194,010)

Issuance of common stock for cash at $.50 - October to December 2004	424,000	424	211,576	-
Issuance of common stock for debt at $.50 -	2,665,502	2,665	1,330,086	-
Issuance of common stock for license at $.75 - April 2005	10,000	10	7,490
Issuance of common stock for cash at $.75 - May and June 2005	1,269,999	1,270	951,230	-
Issuance of common stock for services at $.75 - August 2005	77,875	78	58,328	-
Issuance of common stock for cash at $.75 - August 2005	170,000	170	127,330	-
Compensation - incentive stock options	-	-	24,000	-
Net operating loss for the year ended ended September 30, 2005	-	-	-	(868,643)

Balance September 30, 2005	16,307,224	$16,307	$3,433,666	$(3,062,653)

Issuance of common stock for cash at $0.75 - October 2005 to	146,667	147	109,853	-
Sep-06
Issuance of common stock for services at $.75 - May 2006	50,000	50	37,450	-
Compensation - incentive stock options	-	-	24,000	-
Net operating loss for the year ended ended September 30, 2006	-	-	-	(1,032,036)

Balance September 30, 2006	16,503,891	$16,504	$3,604,969	$(4,094,689)

Issuance of common stock for services	150,000	150	74,850	-
Issuance of common stock for deferred financing total	200,000	200	95,800	-
Issuance of options for services			228,152
Stock compensation expense	-	-	230,724	-
Net operating loss for the year ended September 30, 2007	-	-	-	(1,634,993)

Balance September 30, 2007	16,853,891	$16,854	$4,234,495	$(5,729,682)

Issuance of stock for services	1,500,000	1,500	$139,000
Stock compensation expense			148,265
Net operating loss for the period ended March 31, 2008				(945,066)

Balance at September 30, 2008	18,353,891	18,354	4,521,760	(6,674,748)

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the periods ended September 30, 2008 and 2007 and the Period
October 8, 1998 (Date of Inception) to September 30, 2008

			October 8, 1998 to
	September 30,	September 30,	September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(945,066)	$(1,634,993)	$(6,674,748)
Reconciliation of net loss to net cash used in operating activities:
Depreciation, amortization and tangible and intangible asset impairments	-		19,808
Issuance of capital stock for services	140,500	75,000	298,456
Stock based compensation	139,786	230,724	442,510
Stock options issued for services	8,479	228,152	236,631
Amortization of deferred financing costs	83,156	12,844	96,000
Loss of deposit	-		1,154,327
Capital contributions - expenses	-	-	10,950
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses	3,771	(5,537)	(1,766)
Accounts payable and accrued expenses	569,538	776,356	3,085,740
Net Cash Provided By (Used in) Operating Activities	164	(317,454)	(1,332,092)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(12,308)
Purchase of investment - deposit	-	-	(1,154,327)
Net Cash Used in Investing Activities	-	-	(1,166,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	2,022,892
Proceeds from issuance of convertible debt	-	425,340	425,340
Repayment of notes payable	-	(250,201)	(250,201)
Proceeds from issuance of notes payable -related party	-	-	-
Proceeds from issuance of notes payable	-	135,246	300,951
Net Cash Provided by Financing Activities	-	310,385	2,498,982

Net Changes in Cash	164	(7,069)	255
Cash at Beginning of Period	91	7,160	-
Cash at End of Period	$255	$91	$255

Supplemental disclosure of cash flow information
Cash paid during the period for interest	-	35,139	141,413

The accompanying notes are an integral part of these financial statements

VISUALANT INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $950,000 and $1.6 million for the years ended September 30, 2008 and 2007, respectively. Our current liabilities exceeded our current assets by approximately $1.7 million as of September 30, 2008.  Our net cash provided by operating activities approximated $164 for the year ended September 30, 2008.

As of September 30, 2008, the Company had minimal cash.  The Company is considered illiquid as this cash is not considered sufficient to fund the recurring operating and associated financing costs. The Company needs to raise additional funding to continue its operations.  However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

We anticipate that we will generate significant losses from operations for the foreseeable future. As of September 30, 2008, our accumulated deficit was $6,674,748.  We have limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2008 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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
September 30, 2008

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
September 30, 2008

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
September 30, 2008

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We see no impact of SFAS 157 on the financial statements.

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

On May 7, 2007, the Company entered into a Convertible Line of Credit Agreement with Coventry Capital LLC., a Delaware company, pursuant to which Coventry Capital will provide the Company with a convertible line of credit of up to $1 million.  The line of credit may be increased up to $3 million in the event the Company achieves certain performance criteria.  The borrowed funds will bear interest at the rate of 10% per annum, and are due in full on May 7, 2010.  Coventry Capital, however, has the right to convert all or part of the indebtedness into common stock of the Company at a fixed conversion rate of $0.50 per share.  As of September 30, 2008 the principal balance outstanding on this convertible line of credit was $425,340.  The Company currently is unable to borrow any additional funds under this line of credit due to its failure to meet certain financial covenants or conditions required by Coventry Capital.  The Company has attributed no value to the conversion rights.  The total outstanding with Coventry $482,095, was converted into 3,213,967 shares of common stock at $0.15 per share during first quarter 2009.

In connection with the Coventry Capital convertible line of credit, the Company issued 200,000 shares of common stock to the placement agent for arranging the financing in 2007.  The $96,000 value of the common stock upon issuance was recorded as deferred financing costs and has been fully amortized as of September 30, 2008.

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

During fiscal year 2008, the Company issued 1,500,000 common shares to its board of directors and to consultants in recognition of past services.

During the first quarter of fiscal year 2009, the company issued 6,039,010 shares of common stock in satisfaction of $906,823 of outstanding indebtedness, including the debt due to Coventry Capital, 950,000 shares of common stock as grants to directors, 550,000 shares of common stock as grants to consultants, and 1,850,000 shares in resolution of certain outstanding matters with the RatLab LLC.

VISUALANT  INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008

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

There were no options issued during fiscal year 2008.

Stock Option Activity

A summary of activity relating to our stock option plan is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of September 30, 2007	1,897,500
Granted	-
Exercised	-
Expired	(412,500)
Forfeited	-
Outstanding as of September 30, 2008	1,485,000	$0.60	2.91

Total compensation cost recognized for fair value options issued to employees and directors was approximately $231,000 and $147,000 for the years ended September 30, 2007 and 2008, respectively.

Options have also been granted to consultants for services.  Total cost recognized for the fair value of options issued for services was approximately $228,000 and $1,500 for the years ended September 30, 2007 and 2008, respectively.

VISUALANT  INCORPORATED
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008

9.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

See Note 5 for discussion of notes payable issued to the Company’s CEO and President during the quarter ended March 31, 2007.  During the 2007 fiscal year, Mr. Erickson advanced $49,256 of cash and incurred $549 of expense in behalf of Visualant.  During the 2008 fiscal year, Mr. Erickson advanced $44,900 of cash and incurred $107 of expense in behalf of Visualant. In addition, an affiliate of Mr. Erickson’s Juliz 1 Limited Partnership, loaned the Company $12,000 on December 10, 2008.  In addition to the note payable transaction, Mr. Sparks has advanced $15,000 of cash and incurred $10,800 of expense in behalf of the Company.  Other than the note payable, all amounts are recorded in the accounts payable balance.  See Item 11 for stock and vested option ownership detail for Mr Erickson, Mr. Sparks and the three other members of the Board of Directors for the Company.   As of the filing date for this report, the directors and officers of the Company and their immediate families beneficially own an aggregate 4,581,875 shares of common stock or 16.5% of the Company.

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

On August 20, 2008, the Company entered into a letter of intent with the RatLab LLC.  The purpose of the agreement contemplated by the letter of the intent was to achieve resolution of the relationship between the RatLab LLC and the Company and provide a means for a mutually beneficial on-going relationship.  On October 23, 2008, the Company and the RatLab LLC entered into definitive agreements which provide for a non-commercial non-exclusive license of the Company’s technology  to the RatLab LLC for the purpose of continuing research and development with a license back to the Company for enhancements that are developed.  Further, an exclusive license was entered into between the Company and the RatLab LLC for four fields of use:  medical, agricultural, environmental and jewelry.  This exclusive license provides for certain performance milestones, a market-rate royalty to the Company and an equity participation in an entity to be formed by the RatLab LLC to commercialize the Company’s technology in the enumerated fields of use.  Finally, in satisfaction of outstanding matters, a total of 1,850,000 shares of the Company’s common stock was issued, subject to certain restrictions, to current and former RatLab LLC employees and consultants.

During first quarter of 2009, the Company converted $906,822.68 of its outstanding indebtedness into 6,039,010 shares of the Company’s common stock.

On October 8, 2008 the board of directors granted Ron Erickson 500,000 shares of common stock, Lynn Felsinger 300,000 shares of common stock, Dr. Masahiro Kawahata 300,000 shares of common stock, and Jon Pepper, Marco Hegyi, and Yoshitami Arai 50,000 shares of common stock.  The shares of common stock were issued for past services performed and board grants.