Form 10-Q
period 2008-12-31
VISUALANT INC
filed 2009-02-23
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Yes ☒  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of  February 23, 2009:  27,742,901 shares

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Visualant, Incorporated (development stage company) at December 31, 2008 and September 30, 2008, the statements of operations for the three months ended December 31, 2008 and 2007, the statements of cash flows for the three months ended December 31, 2008 and 2007 and for the period from October 8, 1998 (date of incorporation) to December 31, 2008, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three month period ended December 31, 2008 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.

VISUALANT, INCORPORATED
(Development Stage Company)

BALANCE SHEETS
December 31, 2008 and September 30, 2008

	December 31, 2008	September 30, 2008
ASSETS
CURRENT ASSETS
Cash	$803	$255
Prepaid Expenses	1,026	1,766
Total Current Assets	1,829	2,021

Deferred Financing Costs, net	-	-

TOTAL ASSETS	$1,829	$2,021

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Note payable to a related party	$50,750	$50,750
Accrued expenses and other liabilities	65,632	110,562
Accrued expenses and other liabilities due to related parties	571,555	504,662
Accounts payable	331,115	780,912
Accounts payable due to related parties	253,151	264,429
Total Current Liabilities	1,272,203	1,711,315

Long-term Notes Payable	-	425,340
Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0. 001 par value, 50, 000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 27,742,901 and 18,353,891 shares issued and outstanding, respectively	27,743	18,354
Additional paid in capital	5,905,777	4,521,760
Deficit accumulated during the development stage	(7,203,894)	(6,674,748)
Total Stockholders' Equity (Deficiency)	(1,270,374)	(2,134,634)

TOTAL LIABILITIES & EQUITY	$1,829	$2,021

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2008 and 2007 and the Period from
October 8, 1998 (Date of Inception) to December 31, 2008

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Period of Inception from October 8, 1998 to December 31, 2008

Revenues	$-	$-	$-

Expenses
Research and development	214,105	-	1,451,522
Administrative	300,335	282,914	4,289,624
Total Operating Expense	514,440	282,914	5,741,146
Loss from Operations	(514,440)	(282,914)	(5,741,146)

Other Income (Expense)
Settlement of debt	-	-	43,400
Interest expense	(14,706)	(24,646	(351,821)
Loss of deposit	-	-	(1,154,327)

Net Loss	$(529,146)	$(307,560)	$(7,203,894)
Net Loss Applicable to Common Stockholders Basic and diluted	$(0.02)	$(0.02)
Weighted Average Shares used in computing basic and diluted net loss per share	26,439,503	17,183,239

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2008 and 2007 and the Period from
October 8, 1998 (Date of Inception) to December 31, 2008

	Three Months Ended	Three Months Ended	October 8, 1998
	December 31,	December 31,	to December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(529,146)	$(307,560)	$(7,203,894)
Reconciliation of net loss to net cash used in operating activities:
Depreciation, amortization and tangible and intangible asset impairments	-	-	19,808
Issuance of capital stock for expenses	876,007	118,000	1,174,463
Stock based compensation	35,304	38,120	477,457
Stock Options Issued in exchange for services	-	-	236,988
Amortization of Deferred Financing	-	8,000	96,000
Loss of deposit	-	-	1,154,327
Capital contributions - expenses	-	-	10,950
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses	740	(18,602)	(1,026)
Accounts payable and accrued expenses	(382,357)	162,179	2,703,383
Net Cash Used in Operating Activities	548	137	(1,331,544)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(12,308)
Purchase of investment - deposit	-	-	(1,154,327)
Net Cash Used in Investing Activities	-	-	(1,166,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	2,022,892
Proceeds from issuance of convertible debt	-	-	425,340
Proceeds from issuance of notes payable	-	-	300,951
Repayment of notes payable	-	-	(250,201)
Net Cash Provided by Financing Activities	-	-	2,498,982

Net Change in Cash	548	137	803
Cash at Beginning of Period	255	91	-
Cash at End of Period	$803	$228	$803

Supplemental disclosure of cash flow information
Cash paid during the period for interest	-	35,139	141,413
Issuance of common stock to retire debt	482,095	-	-

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $529,000 and $308,000 for the three months ended December 31, 2008 and 2007, respectively. Our current liabilities exceeded our current assets by approximately $1.3 million as of December 31, 2008.  Our net cash used in operating activities approximated $548 for the three months ended December 31, 2008.

As of December 31, 2008, the Company had minimal cash.  The Company is considered illiquid as this cash is not considered sufficient to fund the recurring operating and associated financing costs. The Company needs to raise additional funding to continue its operations.  However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

We anticipate that we will generate significant losses from operations for the foreseeable future. As of December 31, 2008, our accumulated deficit was $7.2 million.  We have limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended September 30, 2008 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Continuation of the company as a going concern is dependant upon obtaining additional working capital.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2008

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations — a Replacement of FASB Statement No. 141 (“SFAS No. 141(R)”). The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. The statement also applies to the treatment of taxes from prior business combinations. The statement requires more assets acquired and liabilities assumed in future business combinations to be measured at fair value as of the acquisition date. In addition, expenses incurred for all acquisition-related costs are to be expensed and liabilities related to contingent consideration are to be re-measured to fair value each subsequent reporting period. We will adopt SFAS No. 141(R) at the beginning of our 2010 fiscal year, or October 1, 2009. We do not expect this statement will have a significant impact on our consolidated financial position or results of operations when adopted.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). The statement changes how non-controlling interests in subsidiaries are measured to initially be measured at fair value and classified as a separate component of equity. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. No gains or losses will be recognized on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. We will adopt this statement on October 1, 2009, which is the beginning of our 2010 fiscal year. Currently we do not have any subsidiaries, and therefore we do not anticipate any significant impact on our financial position or results of operations when adopted.

4.	ADOPTION OF ACCOUNTING STANDARDS

Adoption of SFAS No. 157, Fair Value Measurements

We adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), on October 1, 2008 for financial assets and liabilities. We elected to defer adoption of SFAS No. 157 for our non-financial assets and liabilities until October 1, 2009 as permitted by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157.

As of December 31, 2008, there are no financial assets or liabilities requiring additional fair value disclosure.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (or exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 establishes a fair value hierarchy based on three levels of inputs that may be used to measure fair value. The input levels are:

Level 1:	Quoted (observable) market prices in active markets for identical assets or liabilities.

Level 2:
Inputs other than Level 1 that are observable, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.

5.	DEVELOPMENT OF TECHNOLOGIES OWNED BY THE COMPANY

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

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2008

6.	NOTES PAYABLE

In October 2008, the Long Term Note Payable and accrued interest outstanding with Coventry Capital LLC was converted into 3,213,967 shares of common stock at $0.15 per share.  The amount converted of $482,095 was comprised of the entire principal balance of $425,340 and accrued interest of $56,755.

.In February 2007, the Company entered into a demand note with CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750.  As of December 31, 2008, the outstanding note payable totaled $50,750 consisting of the note payable to Sparks.  Interest expense accrues on the note at a rate of 18% per annum.  Accrued interest on the notes payable is recorded in the balance sheet in accrued expenses and other liabilities.

Any delays in repayment of the principal and accrued interest on the note payable upon demand result in a penalty interest rate of 30% per annum.  The interest due to Sparks became in arrears on February 16, 2008 and has not been paid as of the date of this filing.  Sparks has not demanded repayment of the note as of the date of this filing.

7.	LINE OF CREDIT

In October 2008, the Convertible Line of Credit Agreement with Coventry Capital LLC was terminated and the total $482,095 outstanding  Long Term Note Payable with Coventry was converted into 3,213,967 shares of common stock at $0.15 per share.  The amount converted was comprised of the principal balance of $425,340 and accrued interest of $56,755.

8.	COMMON CAPITAL STOCK

During the quarter ended December 31, 2008, the company issued 6,039,010 shares of common stock in satisfaction of $906,823 of outstanding indebtedness, including the debt due to Coventry Capital, 950,000 shares of common stock as grants to directors, 550,000 shares of common stock as grants to consultants, and 1,850,000 shares in resolution of certain outstanding matters with the RatLab LLC.

9.	STOCK OPTIONS

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

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2008

9.	STOCK OPTIONS - continued

Stock Option Activity

A summary of activity relating to our stock option plan is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of September 30, 2008	1,485,000
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding as of December 31, 2008	1,485,000	$0.55	3.02

No options have been granted during the three months ended December 31, 2008.

10.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

See Note 6 for discussion of notes payable issued to the Company’s CEO and President during the quarter ended March 31, 2007.   Other than the note payable, related interest and payroll related accruals, all amounts are recorded in the related parties accounts payable balance.  As of the filing date, the directors and officers of the Company beneficially own an aggregate 4,581,875 shares of common stock or 16.5% of the Company.

Mr. Sparks is owed $513,333 of accrued salary plus $41,178 which has been accrued to pay applicable payroll taxes, FUTA, etc.  Additionally, interest of $17,044 is owed Mr. Sparks for the note payable described in Note 6 to these Notes to Financial Statements.  Mr. Sparks is also owed $38,793 for cash amounts advanced by him to Visualant to fund operating expenses since his employment.

Mr. Erickson is owed $121,177 for cash amounts advanced by him to Visualant to fund operating expenses.  During the first quarter ending December 31, 2008, Mr. Erickson advanced $17,357 to the Company.  Additionally, the Company owes Juliz I Limited Partnership (a limited partnership of which Mr. Erickson exercises control)  $12,000 for cash amounts advanced to fund operating expenses during the first quarter ending December 31, 2008.

Dr. Kawahata is owed $90,000 by the Visualant Japanese operations for services rendered to the Company.

11.	CANCELLATION OF AGREEMENT TO PURCHASE SHARES OF SCI

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

12.	SUBSEQUENT EVENTS

None

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company engaged in the business of commercializing products and services based upon our spectral signature technology as reflected in our recently filed patent applications.  These patent applications pertain to the use of controlled illumination with specific bands of electromagnetic radiation, detection of returned electromagnetic radiation and data management in an innovative manner enabling our devices to establish a unique spectral signature for both individual and classes of items.  The unique spectral signature data can potentially be used in a variety of applications in areas such as brand protection, forgery detection, homeland security, medical diagnostics, quality control, fluids monitoring, metal stress analysis, and many others.  As of December 31, 2008, the Company has six utility patent applications with the U.S. Patent Office.

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

The Company’s research and development activities under its Research and Development Contract with RATLab LLC, however, were suspended on July 12, 2007 due to lack of funds.  During the three month period ended December 31, 2008, the Company made no payments for research and development fees to RATLab LLC. Developmental activities, however, will resume with the RATLab under the terms of the new licensing agreement with the RatLab, which are set forth below.

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

The Company intends to position its technology as both a revolutionary as well as a practical solution for security and fraud prevention applications and markets.  The Company’s current focus is to secure customers for its spectral signature technology and to capitalize upon the potential business opportunities in the areas of national security, document forgery/fraud, brand protection, label fraud and product tampering.  However, the broad scope of the applications covered by the Company’s patent applications may result in new opportunities surfacing from customers desiring prototypes designed to satisfy their specific technology needs.  As of December 31, 2008, the Company had no customers.

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

On April 17, 2008 the Company announced the formation of a majority owned Japanese subsidiary, Visualant Kabushiki Kaisha (“KK”) headquartered in Tokyo, Japan.  The Chairman of Visualant KK is Dr. Masahiro Kawahata, who also serves as a member of the Board of Directors for Visualant, Inc.  For 100,000 shares of its common stock, Visualant, Inc. plans to purchase 66% of an existing entity of which Dr. Kawahata and Ron Erickson previously owned, and of which they will continue to own, 17% each.  As of December 31, 2008, the purchase of the existing entity shares has not closed and the 100,000 Visualant shares have been issued, but still remain in the custody of the Company.  They are not counted in the total Company shareholders count.  The closing is expected to occur within the first half of calendar year 2009.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

This Report on Form 10-Q contains certain forward-looking statements that are based on current expectations.  When used in this discussion, the words "believe", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements.  Such statements are  subject  to  certain risks and uncertainties, which could cause actual results to differ materially from those projected, and should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company’s future products; the Company may not be able to retain existing key management personnel; and there may be other material adverse changes in the Company’s operations or business.  Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing or other budgets, which may in turn affect the Company’s financial position and results of operations.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Readers are also urged to carefully review and consider the other risk factors relating to the Company and the various disclosures made by the Company that attempt to advise interested parties of factors which affect the Company's business, in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008 as well as in the Company's periodic reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission (the  "SEC").  The Company's financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

The Company’s cost to continue operations as they are now conducted is approximately $42,000 per month, and the Company does not have sufficient funds to cover existing operations.   The Company needs to raise additional funds in order to continue its existing operations, to resume its research and development activities, and to finance its plans to expand its operations for the next year.  The Company intends to raise the required funds by obtaining share capital from outside sources.  During the quarter, operating funds were advanced to the Company by its Chairman, Ronald P. Erickson and salaries were deferred.  If the Company is successful in raising additional funds, the Company’s research and development efforts will continue and expand, and overdue accounts payable will be satisfied.

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

During first quarter of 2009 and excluding the conversion of amounts owed to Coventry Capital, the Company converted $424,727.68 of its outstanding indebtedness into 2,825,043 shares of the Company’s common stock.

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

ITEM 4.	CONTROLS AND PROCEDURES

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

During the first quarter 2009, the Company converted $482,095 of its outstanding indebtedness and accrued interest owed to Coventry Capital  into  3,213,967 shares of the Company’s common stock. Also occurring in the first quarter of 2009, in satisfaction of outstanding matters with the RatLab LLC, a total of 1,850,000 shares of the Company’s common stock was issued, subject to certain restrictions, to current and former RatLab LLC employees and consultants, in settlement of outstanding matters with the RatLab LLC.  Dr. Thomas Furness and Dr. Brian Schowengerdt were awarded an additional 500,000 shares each which vest upon their completion of performance metrics as outlined in the license dated October 23, 2008.

During first quarter of 2009 and excluding the conversion of amounts owed to Coventry Capital, the Company converted $424,727.68 of its outstanding indebtedness into 2,825,043 shares of the Company’s common stock.

On October 8, 2008 the board of directors granted Ron Erickson 500,000 shares of common stock, Lynn Felsinger 300,000 shares of common stock, Dr. Masahiro Kawahata 300,000 shares of common stock, and Jon Pepper, Marco Hegyi, and Yoshitami Arai 50,000 shares each of common stock.  The shares of common stock were issued for past services performed and board grants.   The board of directors also granted 250,000 shares valued at $33,750 to Thelon Capital to provide future financial advisory services to the Company designed to help raise working capital.    The public market stock price on October 8, 2008 was $0.135 per share.

The 9,389,010 shares issued during the first quarter of 2009 were unregistered and fall under the purview of Rule 144 of the Securities Exchange Act of 1934, as amended.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed  herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as  follows:

(a)        Exhibits

3.1	Amended and Restated Articles of Incorporation, filed aa an exhibit to the Company’s annual report on Form 10-KSB filed on February 9, 2006, and incorporated herein by reference.

3.2	Bylaws incorporated herein by reference to the Company’s Registration Statement on Form 10-SB filed on March 11, 1999.

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

10.2	Letter Agreement dated November 10, 2006 between the Company and Bradley E. Sparks, Chief Executive Officer, President and a member of the Board of Directors.

10.3	Letter Agreement dated October 23, 2008 between the Company and RATLAB, LLC, and affiliates.

31.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Executive Officer

32.2	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INCORPORATED

(Registrant)

Date: February 23, 2009	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Executive Officer, President, and Director

Date: February 23, 2009	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, and Secretary Treasurer