Form 10-Q
period 2009-03-31
VISUALANT INC
filed 2009-05-19
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes☒  No ☐

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

Yes ☐  No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of  May 14, 2009:  27,742,901 shares

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Visualant, Incorporated (development stage company) at March 31, 2009 and September 30, 2008, the statements of operations for the three and six months ended March 31, 2009 and 2008, the statements of cash flows for the six months ended March 31, 2009 and 2008 and for the period from October 8, 1998 (date of incorporation) to March 31, 2009, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six month periods ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.

VISUALANT, INCORPORATED
(Development Stage Company)

BALANCE SHEETS
March 31, 2009 and September 30, 2008

	March 31, 2009	September 30, 2008
ASSETS
CURRENT ASSETS
Cash	$137	$255
Prepaid Expenses	16,842	1,766
Total Current Assets	16,979	2,021

Total Long Term Assets	-	-

TOTAL ASSETS	$16,979	$2,021

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Note payable to a related party	$50,750	$50,750
Accrued expenses and other liabilities	146,045	110,562
Accrued expenses and other liabilities due to related parties	596,100	504,662
Accounts payable	367,116	780,912
Accounts payable due to related parties	290,532	264,429
Total Current Liabilities	1,450,543	1,711,315

Long-term Notes Payable	-	425,340
Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0. 001 par value, 50, 000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 27,742,901 and 18,353,891 shares issued and outstanding, respectively	27,743	18,354
Additional paid in capital	5,941,080	4,521,760
Deficit accumulated during the development stage	(7,402,387)	(6,674,748)
Total Stockholders' Equity (Deficiency)	(1,433,564)	(2,134,634)

TOTAL LIABILITIES & EQUITY	$16,979	$2,021

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended March 31, 2009 and 2008 and the Period from
October 8, 1998 (Date of Inception) to March 31, 2009

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	Period of Inception from October 8, 1998 to March 31, 2009

Revenues	$-	$-	$-	$-	$-

Expenses
Research and development	-	-	214,105	-	1,451,522
Administrative	192,570	201,100	492,905	484,014	4,482,194
Total Operating Expense	192,570	201,100	707.010	484,014	5,933,716
Loss from Operations	(192,570)	(201,100)	(707,010)	(484,014)	(5,933,716)

Other Income (Expense)
Settlement of debt	-	-	-	-	43,400
Interest expense	(5,923)	(15,775)	(20,629)	(40,421)	(357,744)
Loss of deposit	-	-	-	-	(1,154,327)

Net Loss	$(198,493)	$(216,875)	$(727,639)	$(524,435)	$(7,402,387)
Net Loss Applicable to Common Stockholders Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Weighted Average Shares used in computing basic and diluted net loss per share	27,742,901	18,244,001	27,180,813	17,710,722

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2009 and 2008 and the Period from
October 8, 1998 (Date of Inception) to March 31, 2009

	Six Months Ended	Six Months Ended	October 8, 1998
	March 31,	March 31,	to March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(727,639)	$(524,435)	$(7,402,387)
Reconciliation of net loss to net cash used in operating activities:
Depreciation, amortization and tangible and intangible asset impairments	-	-	19,808
Issuance of capital stock for expenses	384,056	140,500	682,512
Stock based compensation	70,607	69,893	512,403
Stock Options Issued in exchange for services	-	6,348	237,345
Amortization of Deferred Financing	-	16,000	96,000
Loss of deposit	-	-	1,154,327
Capital contributions - expenses	-	-	10,950
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses	(15,076)	(8,728)	(16,842)
Accounts payable and accrued expenses	287,934	300,607	3,373,674
Net Cash Used in Operating Activities	(118)	185	(1,332,210)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(12,308)
Purchase of investment - deposit	-	-	(1,154,327)
Net Cash Used in Investing Activities	-	-	(1,166,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	2,022,892
Proceeds from issuance of convertible debt	-	-	425,340
Proceeds from issuance of notes payable	-	-	300,951
Repayment of notes payable	-	-	(250,201)
Net Cash Provided by Financing Activities	-	-	2,498,982

Net Change in Cash	(118)	185	137
Cash at Beginning of Period	255	91	-
Cash at End of Period	$137	$276	$137

Supplemental disclosure of cash flow information
Cash paid during the period for interest	-	-	$141,413
Issuance of common stock to retire debt	$482,095	-	$482,095
Issuance of common stock as consideration for accounts payable	$491,951		$491,951

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2009

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $727,639 and $524,435 for the six months ended March 31, 2009 and 2008, respectively. Our current liabilities exceeded our current assets by approximately $1.4 million as of March 31, 2009.  Our net cash used in operating activities approximated $118 for the six months ended March 31, 2009.

As of March 31, 2009, the Company had minimal cash.  The Company is considered illiquid as this cash is not considered sufficient to fund the recurring operating and associated financing costs. The Company needs to raise additional funding to continue its operations.  However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

We anticipate that we will generate significant losses from operations for the foreseeable future. As of March 31, 2009, our accumulated deficit was $7.4 million.  We have limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2008 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2009

4.	SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

The significant accounting policies used in the preparation of our Condensed Financial Statements are disclosed in our Form 10-K for the year ended September 30, 2008, as filed with the Securities and Exchange Commission.

Accounting for Share Based Compensation

The Company has share-based compensation plans under which employees and non-employee directors may be granted restricted stock, as well as options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in Statement of Financial Accounting Standards 123 (“SFAS 123(R)”) (revised 2004), Share Based Payment over the related period of benefit.  Grants of stock options and stock to non-employees and other parties are accounted for in accordance with the Financial Accounting Standards Board's Emerging Issue Task Force Abstract, EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services ("EITF 96-18") and SFAS 123(R).

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

As of March 31, 2009, there are no financial assets or liabilities requiring additional fair value disclosure.

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
March 31, 2009

6.	NOTES PAYABLE

In October 2008, the Long Term Note Payable and accrued interest outstanding with Coventry Capital LLC was converted into 3,213,967 shares of common stock at $0.15 per share.  The $482,095 amount converted was comprised of the entire principal balance of $425,340 and accrued interest of $56,755.

.In February 2007, the Company entered into a demand note with CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750.  As of March 31, 2009, the outstanding note payable totaled $50,750 consisting of the note payable to Sparks.  Interest expense accrues on the note at a rate of 18% per annum.  Accrued interest on the notes payable is recorded in the balance sheet in related party accrued expenses and other liabilities.

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

During the six months ended December 31, 2008, the company issued 6,039,010 shares of common stock in satisfaction of $906,823 of outstanding indebtedness, including the debt due to Coventry Capital, 950,000 shares of common stock as grants to directors, 550,000 shares of common stock as grants to consultants, and 1,850,000 shares in resolution of certain outstanding matters with the RatLab LLC.   No additional shares were issued during the quarter ended March 31, 2009.

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

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2009

9.	STOCK OPTIONS – continued

Stock Option Activity

A summary of activity relating to our stock option plan is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of September 30, 2008	1,485,000
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding as of March 31, 2009	1,485,000	$0.55	2.8

No options have been granted during the six months ended March 31, 2009.

10.	STATEMENT OF STOCKHOLDERS’ EQUITY

			Capital
	Common Stock		in Excess	Accumulated
	Shares	Amount	of Fair Value	Deficit
Balance at September 30, 2008	18,353,891	$18,354	$4,521,760	$(6,674,748)
Stock compensation expense - employee options			69,8937
Stock compensations expense - non-employee options			714
Issuance of common stock for services and outstanding accounts payable	6,175,043	6,175	869,832
Issuance of common stock for retirement of debt	3,213,967	3,214	478,881
Net operating loss				(727,639)
Balance at March 31, 2009	27,742,901	$27,743	$5,941,080	$(7,402,387)

11.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

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

Mr. Sparks is owed $573,333 of accrued salary plus $46,222 which has been accrued to pay applicable payroll taxes, FUTA, etc.  Additionally, interest of $19,296 is owed Mr. Sparks for the note payable described in Note 6 to these Notes to Financial Statements.  Mr. Sparks is also owed $32,265 for cash amounts advanced by him to Visualant to fund operating expenses since his employment.

Mr. Erickson is owed $135,928 for cash amounts advanced by him to Visualant to fund operating expenses.  During the quarter ended March 31, 2009, Mr. Erickson advanced $14,751 to the Company.  Additionally, the Company owes Juliz I Limited Partnership (a limited partnership of which Mr. Erickson exercises control) $34,630 for cash amounts advanced to fund operating expenses during the six months ending March 31, 2009.  During third quarter 2009, the amount outstanding to Mr. Erickson has been converted to common stock.

Dr. Kawahata is owed $90,000 by the Visualant Japanese operation for services rendered to the Company.

12.	CANCELLATION OF AGREEMENT TO PURCHASE SHARES OF SCI

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

13.	SUBSEQUENT EVENTS

None

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company purchases its research and development services from outside third party sources.  On March 15, 2006, the Company entered into a research and development contract with RATLab LLC, a privately-owned research laboratory in Seattle, Washington.  Under the contract, RATLab performs research and development using the Company’s existing intellectual property, as well as newly developed research and technologies in order to assist the Company with the commercialization of its core spectral signature technologies.  During the twelve-month periods ended September 30, 2008, the Company made no payments for research and development fees to RATLab LLC.  RATLab LLC is a research laboratory formed primarily by Dr. Thomas Furness, founder and former director of the Human Interface Technology Lab (HIT Lab) at the University of Washington, and one of the leading researchers in the world in the area of human interface technology.  RATLab LLC also employs other leading scientists and research associates in the areas of computer science, imaging technology, and light sensing technology, who are part of the team conducting research on behalf of the Company.

The Company’s research and development activities under its Research and Development Contract with RATLab LLC, however, were suspended on July 12, 2007 due to lack of funds.  During the three and six month periods ended March 31, 2009, the Company made no cash payments for research and development fees to RATLab LLC. Developmental activities, however, will resume with the RATLab under the terms of the new licensing agreement with the RatLab, which are set forth below.

On August 20, 2008, the Company entered into a letter of intent with the RatLab LLC.  The purpose of the agreement contemplated by the letter of the intent was to achieve resolution of the relationship between the RatLab LLC and the Company and provide a means for a mutually beneficial on-going relationship.  On October 23, 2008, the Company and the RatLab LLC entered into definitive agreements which provide for a non-commercial non-exclusive license of the Company’s technology to the RatLab LLC for the purpose of continuing research and development with a license back to the Company for enhancements that are developed.  Further, an exclusive license was entered into between the Company and the RatLab LLC for four fields of use:  medical, agricultural, environmental and jewelry.  This exclusive license provides for certain performance milestones, a 5% of gross revenue  royalty to the Company for a period of ten years and a ten percent equity participation in any entity to be formed by the RatLab LLC to commercialize the Company’s technology in the enumerated fields of use.  In this quarterly report, the RatLab contract is incorporated  by reference  in Item 6, exhibit 10.3.

The Company intends to position its technology as both a revolutionary as well as a practical solution for security and fraud prevention applications and markets.  The Company’s current focus is to secure customers for its spectral signature technology and to capitalize upon the potential business opportunities in the areas of national security, document forgery/fraud, brand protection, label fraud and product tampering.  However, the broad scope of the applications covered by the Company’s patent applications may result in new opportunities surfacing from customers desiring prototypes designed to satisfy their specific technology needs.  As of March 31, 2009, the Company had no customers.

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

Through the formation and development of its Japanese division, the Company plans to facilitate the development of business relationships with Japanese license partners and to help build strong relationships between Visualant and the Japanese marketplace.  The Company sees the expansion of Visualant into the Japanese market place as a key strategic move which will allow it to closely align with manufacturers and systems suppliers who can integrate the Visualant technology into their product offerings.  During the quarter ended March 31, 2009, the Company filed patents covering its technology in Japan.

On April 17, 2008 the Company announced its intent to acquire a majority owned Japanese subsidiary, Visualant Kabushiki Kaisha (“KK”) headquartered in Tokyo, Japan.  The Chairman of Visualant KK is Dr. Masahiro Kawahata, who also serves as a member of the Board of Directors for Visualant, Inc.  For 100,000 shares of its common stock, Visualant, Inc. plans to purchase 66% of an existing entity of which Dr. Kawahata and Ron Erickson previously owned, and of which they will continue to own, 17% each.  As of March 31, 2009, the purchase of the existing entity shares has not closed and the 100,000 Visualant shares have been issued, but still remain in the custody of the Company.  They are not counted in the total Company shareholders count.  The closing is expected to occur within calendar year 2009.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

On February 19 2009, the Company announced the execution of a Letter of Intent for the acquisition of TransTech Systems, Inc. of Wilsonville, OR.  TransTech Systems, Inc. founded by President Jim Gingo, is a leading  provider of identification, security and authentication products and services through a global dealer channel as well as government and private sector customers worldwide.  With over $10 million in annual revenues, TransTech can provide an established market presence for Visualant’s verification technology, which should enable a rapid deployment of enhanced security and authentication solutions.  The Letter of Intent provides for the acquisition of privately held TransTech by Visualant through a combination of cash and stock.  The closing is anticipated to occur before the end of June 2009.

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

The Company’s cost to continue operations as they are now conducted is approximately $80,000 per month, and the Company does not have sufficient funds to cover existing operations.   The Company needs to raise additional funds in order to continue its existing operations, to resume its research and development activities, and to finance its plans to expand its operations for the next year.  The Company intends to raise the required funds by obtaining share capital from outside sources.  During the quarter, operating funds were advanced to the Company by its Chairman, Ronald P. Erickson and salaries were deferred.  If the Company is successful in raising additional funds, the Company’s research and development efforts will continue and expand, and overdue accounts payable will be satisfied.

During the six month period ended March 31, 2009, the Company converted $482,095 of its outstanding indebtedness and accrued interest owed to Coventry Capital into 3,213,967 shares of the Company’s common stock. Also occurring in the first fiscal quarter of 2009, in satisfaction of outstanding matters with the RatLab LLC, a total of 1,850,000 shares of the Company’s common stock were issued, subject to certain restrictions, to current and former RatLab LLC employees and consultants, in settlement of outstanding matters with the RatLab LLC.

During the six month period ended March 31, 2009 and excluding the conversion of amounts owed to Coventry Capital, the Company converted $424,727.68 of its outstanding indebtedness into 2,825,043 shares of the Company’s common stock.

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

ITEM 4T.	CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s controls and procedures (as defined in the Securities Act of 1934 Rule 13a-15(e) or Rule 15d-15(e)) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

 (b)           Changes in Internal Control Over Financial Reporting

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  There is one person involved in processing transactions.  Therefore, it is difficult to effectively segregate accounting duties.  While we strive to segregate duties as much as practicable, there is insufficient financial resources to justify additional staff.  As a result, this significant internal control deficiency is not expected to be remediated until the Company secures customers and additional financial resources.  This lack of segregation of duties leads management to conclude that the Company’s disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

PART II.     OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2009, no additional equity securities were issued.  During the six month period ended March 31, 2009, the Company converted $482,095 of its outstanding indebtedness and accrued interest owed to Coventry Capital  into  3,213,967 shares of the Company’s common stock. Also occurring in the six month period ended March 31, 2009, in satisfaction of outstanding matters with the RatLab LLC, a total of 1,850,000 shares of the Company’s common stock was issued, subject to certain restrictions, to current and former RatLab LLC employees and consultants, in settlement of outstanding matters with the RatLab LLC.  Dr. Thomas Furness and Dr. Brian Schowengerdt were awarded an additional 500,000 shares each which vest upon their completion of performance metrics as outlined in the license dated October 23, 2008.

During the six month period ended March 31, 2009 and excluding the conversion of amounts owed to Coventry Capital, the Company converted $424,727.68 of its outstanding indebtedness into 2,825,043 shares of the Company’s common stock.

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

The 9,389,010 shares issued during the first fiscal quarter of 2009 were unregistered and fall under the purview of Rule 144 of the Securities Exchange Act of 1934, as amended.

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

10.2
Letter Agreement dated November 10, 2006 between the Company and Bradley E. Sparks, Chief Executive Officer, President and a member of the Board of Directors, filed as an exhibit to the Company's quarterly report on Form 10-Q filed on February 23, 2009, File no. 000-30262 and incorporated herein by reference.

10.3
Letter Agreement dated October 23, 2008 between the Company and RATLAB, LLC, and affiliates, filed as an exhibit to the Company's quarterly report on Form 10-Q filed on February 23, 2009, File no. 000-30262 and incorporated herein by reference.

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

VISUALANT, INCORPORATED

(Registrant)

Date: May 19, 2009	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Executive Officer, President, and Director

Date: May 19, 2009	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, and Secretary Treasurer