Form 10-K/A
period 2008-09-30
VISUALANT INC
filed 2009-05-27
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A
FIRST AMENDMENT

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

ITEM 8A. CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s controls and procedures (as defined in the Securities Act of 1934 Rule 13a-15(e) or Rule 15d-15(e)) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are  not  effective.

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

(c)           Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Chief Executive Officer/Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008, based on the framework and criteria established in Internal Control—Integrated Frameworkissued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, it was concluded that our internal control over financial reporting was not effective as of September 30, 2008.  This conclusion was based on the company’s having limited staff and on the failure to file Management’s Annual Report on Internal Control Over Financial Reporting, a material weakness, with the Form 10K for the Fiscal Year Ended September 30, 2008 filed January 13, 2009.  Improved training for the financial staff should preclude this oversight from occurring in future filings.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

VISUALANT, INCORPORATED
(the "Registrant")

Date: May 26, 2009	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 26, 2009	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chairman of the Board and Director

Date: May 26, 2009	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer and Secretary-Treasurer

MADSEN & ASSOCIATES, CPA’s INC. Certified Public Accountants and Business Consultants	684 East Vine St. #3 Murray, Utah 84107 Telephone 801-268-2632

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiven ess for the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Madsen & Associates, CPA’s Inc.

Salt Lake City, Utah,
January 13, 2009

VISUALANT, INCORPORATED
(Development Stage Company)
BALANCE SHEET
September 30, 2008

	September 30, 2008	September 30, 2007
ASSETS
CURRENT ASSETS
Cash	$255	$91
Prepaid Expenses	1,766	5,537

Deferred Financing Costs, net	-	83,156

TOTAL ASSETS	$2,021	$88,784

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Notes payable	$50,750	$50,750
Accrued expenses and other liabilities	615,224	297,842
Accounts payable	1,045,341	793,185

Total Current Liabilities	1,711,315	1,141,777

Long Term Notes Payable	425,340	425,340

Total Liabilities	2,136,655	1,567,117

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT

Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding
Common stock - $0.001 par value, 200,000,000 shares authorized, 18,353,891 and 16,853,891 shares issued and outstanding	18,354	16,854
Additional paid in capital	4,521,760	4,234,495
Deficit accumulated during the development stage	(6,674,748)	(5,729,682)

Total Stockholders' Equity (Deficiency)	(2,134,634)	(1,478,333)

TOTAL LIABILITIES & EQUITY	$2,021	$88,784

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

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance October 8, 1998 (date of inception)	-	$-	$-	$-
Issuance of common stock for cash at $.002 - November 20, 1998	4,500,000	4,500	4,500	-
Issuance of common stock for cash at $.01 - November 25, 1998	6,000,000	6,000	54,000	-
Issuance of common stock for cash at $.25 - December 4, 1998	35,000	35	8,715	-
Capital contributions - expenses	-	-	3,650	-
Net operating loss for the period October 8, 1998 to September 30, 1999	-	-	-	(27,748)
Capital contributions - expenses	-	-	3,650	-
Net operating loss for the year ended September 30, 2000	-	-	-	(64,537)
Capital contributions - expenses	-	-	3,650	-
Net operating loss for the year ended September 30, 2001	-	-	-	(7,585)
Issuance of common stock for cash at $.50 - July 5, 2002	26,200	26	13,116	-
Net operating loss for the year ended September 30, 2002	-	-	-	(113,475)
Issuance of common stock for cash at $.50 - July 2003	100,000	100	49,900	-
Issuance of common stock for services at $.001- June 2003	150,000	150	-	-
Issuance of common stock as payment of debt at $.50 - July 2003	184,848	185	92,239	-
Refund and return of common shares at $.50 - August 2003	(26,200)	(26	(13,074)	-
Issuance of common stock for cash at $.75 - September 2003	520,000	520	389,480	-
Net operating loss for the year ended September 30, 2003	-	-	-	(1,819,398)

Balance September 30, 2003	11,489,848	11,490	609,826	(2,032,743)

Issuance of common stock for cash at $.50 - net of issuance costs - Aug 2004	200,000	200	89,800	-
Compensation - incentive stock options	-	-	24,000
Net operating loss for the year ended September 30, 2004	-	-	-	(161,267)

Balance September 30, 2004	11,689,848	11,690	723,626	(2,194,010)

Issuance of common stock for cash at $.50 - October to December 2004	424,000	424	211,576	-
Issuance of common stock for debt at $.50 -	2,665,502	2,665	1,330,086	-
Issuance of common stock for license at $.75 - April 2005	10,000	10	7,490
Issuance of common stock for cash at $.75 - May and June 2005	1,269,999	1,270	951,230	-
Issuance of common stock for services at $.75 - August 2005	77,875	78	58,328	-
Issuance of common stock for cash at $.75 - August 2005	170,000	170	127,330	-
Compensation - incentive stock options	-	-	24,000	-
Net operating loss for the year ended September 30, 2005	-	-	-	(868,643)

Balance September 30, 2005	16,307,224	$16,307	$3,433,666	$(3,062,653)

Issuance of common stock for cash at $0.75 - October 2005 to	146,667	147	109,853	-
Sep-06
Issuance of common stock for services at $.75 - May 2006	50,000	50	37,450	-
Compensation - incentive stock options	-	-	24,000	-
Net operating loss for the year ended September 30, 2006	-	-	-	(1,032,036)

Balance September 30, 2006	16,503,891	$16,504	$3,604,969	$(4,094,689)

Issuance of common stock for services	150,000	150	74,850	-
Issuance of common stock for deferred financing total	200,000	200	95,800	-
Issuance of options for services			228,152
Stock compensation expense	-	-	230,724	-
Net operating loss for the year ended September 30, 2007	-	-	-	(1,634,993)

Balance September 30, 2007	16,853,891	$16,854	$4,234,495	$(5,729,682)

Issuance of stock for services	1,500,000	1,500	$139,000
Stock compensation expense			148,265
Net operating loss for the year ended September 30, 2008				(945,066)

Balance at September 30, 2008	18,353,891	18,354	4,521,760	(6,674,748)

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

Net loss per common share excludes any dilutive effects of options, warrants and convertible securities.  Net earnings (loss) per share is computed using the weighted-average number of outstanding common shares and common stock equivalent shares during the applicable period. Common stock equivalent shares, which include options warrants and convertible securities, are excluded from the computation if their effect is anti-dilutive. There were no dilutive instruments for the year ended September 30, 2008.

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