Form 10-Q
period 2009-06-30
VISUALANT INC
filed 2009-08-14
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes ☐  No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of  August 14, 2009:  28,762,707 shares

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

TABLE OF CONTENTS
		Page Number

PART 1	FINANCIAL INFORMATION	3

ITEM 1	Financial Statements (unaudited)	3

	Balance Sheets as of June 30, 2009 and September 30, 2008	4

	Statements of Operations For the three and nine months ended June 30, 2009 and 2008, and the period from October 8, 1998 (Date of Inception) to June 30, 2009	5

	Statements of Cash Flows For the nine months ended June 30, 2009 and 2008 and for the period from October 8, 1998 (Date of Inception) to June 30, 2009	6

	Notes to the Financial Statements	7

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operation	11

ITEM 4T	Controls and Procedures	13

PART II	OTHER INFORMATION	13

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

ITEM 6	Exhibits	13

	SIGNATURES	14

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Visualant, Incorporated (development stage company) at June 30, 2009 and September 30, 2008, the statements of operations for the three and nine months ended June 30, 2009 and 2008, the statements of cash flows for the nine months ended June 30, 2009 and 2008 and for the period from October 8, 1998 (date of incorporation) to June 30, 2009, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine month periods ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.

VISUALANT, INCORPORATED
(Development Stage Company)

BALANCE SHEETS
June 30, 2009 and September 30, 2008

	June 30,	September 30,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$-	$255
Prepaid Expenses	6,514	1,766
Total Current Assets	6,514	2,021

TOTAL ASSETS	$6,514	$2,021

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Note payable to a related party	$50,750	$50,750
Promissory note payable	82,000	-
Accrued expenses and other liabilities	183,622	110,562
Accrued expenses and other liabilities due to related parties	659,187	504,662
Accounts payable	210,440	780,912
Accounts payable due to related parties	162,872	264,429
Total Current Liabilities	1,348,871	1,711,315

Long-term Notes Payable	-	425,340
Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0. 001 par value, 50, 000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 28,762,707 and 18,353,891 shares issued and outstanding, respectively	28,762	18,354
Additional paid in capital	6,134,829	4,521,760
Deficit accumulated during the development stage	(7,505,948)	(6,674,748)
Total Stockholders' Equity (Deficiency)	(1,342,357)	(2,134,634)

TOTAL LIABILITIES & EQUITY	$6,514	$2,021

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended June 30, 2009 and 2008 and the Period from
October 8, 1998 (Date of Inception) to June 30, 2009

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008	Period of Inception from October 8, 1998 to June 30, 2009

Revenues	$-	$-	$-	$-	$-

Expenses
Research and development	-	-	214,105	-	1,451,522
Administrative	76,620	154,704	569,525	638,718	4,558,814
Total Operating Expense	76,620	154,704	783.630	638,718	6,010,336
Loss from Operations	(76,620)	(154,704)	(783,630)	(638,718)	(6,010,336)

Other Income (Expense)
Settlement of debt	-	-	-	-	43,400
Interest expense	(26,941)	(15,730)	(47,570)	(56,151)	(384,685)
Loss of deposit	-	-	-	-	(1,154,327)

Net Loss	$(103,561)	$(170,434)	$(831,200)	$(694,869)	$(7,505,948)
Net Loss Applicable to Common Stockholders Basic and diluted	$(0.004)	$(0.01)	$(0.03)	$(0.04)
Weighted Average Shares used in computing basic and diluted net loss per share	28,673,054	18,353,891	27,676,411	17,920,436

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2009 and 2008 and the Period from
October 8, 1998 (Date of Inception) to June 30, 2009

	Nine Months Ended	Nine Months Ended	October 8, 1998
	June 30,	June 30,	to June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(831,200)	$(694,869)	$(7,505,948)
Reconciliation of net loss to net cash used in operating activities:
Depreciation, amortization and tangible and intangible asset impairments	-	-	19,808
Issuance of capital stock for expenses	382,855	140,500	681,311
Stock based compensation	104,840	104,840	547,350
Stock Options Issued in exchange for services	7,565	7,021	244,196
Amortization of Deferred Financing	-	24,000	96,000
Loss of deposit	-	-	1,154,327
Capital contributions - expenses	-	-	10,950
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses	(4,748)	(2,478)	(6,514)
Accounts payable and accrued expenses	340,432	421,062	3,426,172
Net Cash Used in Operating Activities	(255)	76	(1,332,347)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(12,308)
Purchase of investment - deposit	-	-	(1,154,327)
Net Cash Used in Investing Activities	-	-	(1,166,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	2,022,892
Proceeds from issuance of convertible debt	-	-	425,340
Proceeds from issuance of notes payable	-	-	300,951
Repayment of notes payable	-	-	(250,201)
Net Cash Provided by Financing Activities	-	-	2,498,982

Net Change in Cash	(255)	76	-
Cash at Beginning of Period	255	91	-
Cash at End of Period	$-	$167	$-

Supplemental disclosure of cash flow information
Cash paid during the period for interest	-	-	$141,413
Issuance of common stock to retire debt	$482,095	-	$482,095
Conversion of accounts payable to promissory note	82,000	-	82,000
Issuance of common stock as consideration for accounts payable	$646,122		$646,122

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $831,200 and $694,869 for the nine months ended June 30, 2009 and 2008, respectively. Our current liabilities exceeded our current assets by approximately $1.3 million as of June 30, 2009.  Our net cash used in operating activities approximated $255 for the nine months ended June 30, 2009.

As of June 30, 2009, the Company had minimal cash.  The Company is considered illiquid as this cash is not considered sufficient to fund the recurring operating and associated financing costs. The Company needs to raise additional funding to continue its operations.  However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

We anticipate that we will generate significant losses from operations for the foreseeable future. As of June 30, 2009, our accumulated deficit was $7.5 million.  We have limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2008 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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
June 30, 2009

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

As of June 30, 2009, there are no financial assets or liabilities requiring additional fair value disclosure.

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

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2009

6.	NOTES PAYABLE

In April 2009, the Company entered into an $82,000 promissory note with one of its vendors resulting in a reclassification from accounts payable to notes payable.

In October 2008, the Long Term Note Payable and accrued interest outstanding with Coventry Capital LLC was converted into 3,213,967 shares of common stock at $0.15 per share.  The $482,095 amount converted was comprised of the entire principal balance of $425,340 and accrued interest of $56,755.

.In February 2007, the Company entered into a demand note with CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750.  As of June 30, 2009, the outstanding note payable totaled $50,750 consisting of the note payable to Sparks.  Interest expense accrues on the note at a rate of 18% per annum.  Accrued interest on the notes payable is recorded in the balance sheet in related party accrued expenses and other liabilities.

Any delays in repayment of the principal and accrued interest on the note payable upon demand result in a penalty interest rate of 30% per annum.  The interest due to Sparks became in arrears on February 16, 2008 and has not been paid as of the date of this filing.  Sparks has not demanded repayment of the note as of the date of this filing.

7.	LINE OF CREDIT

In October 2008, the Convertible Line of Credit Agreement with Coventry Capital LLC was terminated.  The Company currently has no Line of Credit

8.	COMMON CAPITAL STOCK

During the nine months ended June 30, 2009, the company issued 10,408,816 shares of common stock.  Of these, 7,058,816 shares of common stock were in satisfaction of $1,059,794 of outstanding indebtedness including the debt due to Coventry Capital and amounts owed to Mr. Erickson and his affiliates, 950,000 shares of common stock as grants to directors, 550,000 shares of common stock as grants to consultants, and 1,850,000 shares in resolution of certain outstanding matters with the RatLab LLC.   During the quarter ended June 30, 2009, 1,019,806 shares of common stock were issued in satisfaction of amounts owed to Mr. Erickson and his affiliates.

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

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2009

9.	STOCK OPTIONS – continued

Stock Option Activity

A summary of activity relating to our stock option plan is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of September 30, 2008	1,485,000
Granted	75,000
Exercised	-
Expired	-
Forfeited	-
Outstanding as of June 30, 2009	1,560,000	$0.58	2.1

There was one stock option grant for 75,000 shares of common stock during the nine month period ended June 30, 2009.

10.	STATEMENT OF STOCKHOLDERS’ EQUITY

			Capital
	Common Stock		in Excess	Accumulated
	Shares	Amount	of Fair Value	Deficit
Balance at September 30, 2008	18,353,891	$18,354	$4,521,760	$(6,674,748)
Stock compensation expense - employee options			104,840
Stock compensations expense - non-employee options			7,565
Issuance of common stock for services and outstanding accounts payable	7,194,849	7,194	1,021,783
Issuance of common stock for retirement of debt	3,213,967	3,214	478,881
Net operating loss				(831,200)
Balance at June 30, 2009	28,762,707	$28,762	$6,134,829	$(7,505,948)

11.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

See Note 6 for discussion of notes payable issued to the Company’s CEO and President during the quarter ended March 31, 2007.   Other than the note payable, related interest and payroll related accruals, all amounts are recorded in the related parties accounts payable balance.   Mr. Sparks is also owed $637,613 of accrued salary and medical insurance plus $50,812 which has been accrued to pay applicable employer payroll taxes, FUTA, etc.  Accrued employer payroll taxes are recorded in accrued liabilities.  Additionally, interest of $21,574 is owed Mr. Sparks for interest accrued on the note payable described in Note 6 to these Notes to Financial Statements.  He  also is owed $28,793 for cash amounts advanced by him to Visualant to fund operating expenses since his employment.

During the quarter ended June 30, Mr. Erickson received 1,019,806 shares of common stock in satisfaction of $152,971 owed him.  Also during the quarter, Mr. Erickson advanced an additional $7,018 to the Company.  Affiliates of Mr. Erickson have previously advanced the Company $34,630.  This amount, in addition to the advances during the quarter,  remain outstanding at June 30, 2009.

Dr. Kawahata is owed $90,000 by the Visualant Japanese operation for services rendered to the Company.

As of the filing date, the directors and officers of the Company beneficially own an aggregate 5,601,681 shares of common stock or 19.4 % of the Company.

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

The Company is a development stage company engaged in the business of commercializing products and services based upon our spectral signature technology as reflected in our recently filed patent applications.  These patent applications pertain to the use of controlled illumination with specific bands of electromagnetic radiation, detection of returned electromagnetic radiation and data management in an innovative manner enabling our devices to establish a unique spectral signature for both individual and classes of items.  The unique spectral signature data can potentially be used in a variety of applications in areas such as brand protection, forgery detection, homeland security, medical diagnostics, quality control, fluids monitoring, metal stress analysis, and many others.  As of June 30, 2009, the Company has six utility patent applications with the U.S. Patent Office.

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

The Company’s research and development activities under its Research and Development Contract with RATLab LLC, however, were suspended on July 12, 2007 due to lack of funds.  During the three and nine month periods ended June 30, 2009, the Company made no cash payments for research and development fees to RATLab LLC. Developmental activities, however, will resume with the RATLab under the terms of the new licensing agreement with the RatLab, which are set forth below.

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

The Company intends to position its technology as both a revolutionary as well as a practical solution for security and fraud prevention applications and markets.  The Company’s current focus is to secure customers for its spectral signature technology and to capitalize upon the potential business opportunities in the areas of national security, document forgery/fraud, brand protection, label fraud and product tampering.  However, the broad scope of the applications covered by the Company’s patent applications may result in new opportunities surfacing from customers desiring prototypes designed to satisfy their specific technology needs.  As of June 30, 2009, the Company had no customers.

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

On April 17, 2008 the Company announced its intent to acquire a majority owned Japanese subsidiary, Visualant Kabushiki Kaisha (“KK”) headquartered in Tokyo, Japan.  The Chairman of Visualant KK is Dr. Masahiro Kawahata, who also serves as a member of the Board of Directors for Visualant, Inc.  For 100,000 shares of its common stock, Visualant, Inc. plans to purchase 66% of an existing entity of which Dr. Kawahata and Ron Erickson previously owned, and of which they will continue to own, 17% each.  As of June 30, 2009, the purchase of the existing entity shares has not closed and the 100,000 Visualant shares have been issued, but still remain in the custody of the Company.  They are not counted in the total Company shareholders count.  The closing is expected to occur within calendar year 2009.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

On February 19 2009, the Company announced the execution of a Letter of Intent for the acquisition of TransTech Systems, Inc. of Wilsonville, OR.  TransTech Systems, Inc. founded by President Jim Gingo, is a leading provider of identification, security and authentication products and services through a global dealer channel as well as government and private sector customers worldwide.  With over $10 million in annual revenues, TransTech can provide an established market presence for Visualant’s verification technology, which should enable a rapid deployment of enhanced security and authentication solutions.  The Letter of Intent provides for the acquisition of privately held TransTech by Visualant through a combination of cash and stock and has been extended for 90 days.  The closing is anticipated to occur sometime during the fourth fiscal quarter of 2009..

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

During the nine month period ended June 30, 2009, the Company converted $482,095 of its outstanding indebtedness and accrued interest owed to Coventry Capital into 3,213,967 shares of the Company’s common stock. Also occurring in the first fiscal quarter of 2009, in satisfaction of outstanding matters with the RatLab LLC, a total of 1,850,000 shares of the Company’s common stock were issued, subject to certain restrictions, to current and former RatLab LLC employees and consultants, in settlement of outstanding matters with the RatLab LLC.

During the nine month period ended June 30, 2009 and excluding the conversion of amounts owed to Coventry Capital, the Company converted $646,122 of its outstanding indebtedness into 3,844,849 shares of the Company’s common stock.

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

 (b)           Changes in Internal Control Over Financial Reporting

There have been no changes to the Internal Control Over Financial Reporting during the quarter ended June 30, 2009.

PART II.     OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2009, 1,019,806 shares of common stock were issued.  During the nine month period ended June 30, 2009, the Company converted $482,095 of its outstanding indebtedness and accrued interest owed to Coventry Capital  into  3,213,967 shares of the Company’s common stock. Also occurring in the nine month period ended June 30, 2009, in satisfaction of outstanding matters with the RatLab LLC, a total of 1,850,000 shares of the Company’s common stock was issued, subject to certain restrictions, to current and former RatLab LLC employees and consultants, in settlement of outstanding matters with the RatLab LLC.  Dr. Thomas Furness and Dr. Brian Schowengerdt were awarded an additional 500,000 shares each which vest upon their completion of performance metrics as outlined in the license dated October 23, 2008.

During the nine month period ended June 30, 2009 and excluding the conversion of amounts owed to Coventry Capital, the Company converted $646,922 of its outstanding indebtedness into 3,844,849 shares of the Company’s common stock.

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

The 10,408,816 shares issued during the nine month period ended June 30, 2009 were unregistered and fall under the purview of Rule 144 of the Securities Exchange Act of 1934, as amended.

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

ITEM 6.	EXHIBITS - continued

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

VISUALANT, INCORPORATED

(Registrant)

Date: August 14, 2009	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Executive Officer, President, and Director

Date: August 14, 2009	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, and Secretary Treasurer