Form 10-K
period 2009-09-30
VISUALANT INC
filed 2010-01-15
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2009

☐ TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transaction period from ________ to ________

Commission File number  0-25541

VISUALANT, INCORPORATED

(Exact name of registrant as specified in its charter)

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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☒ Yes    ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K  (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

As of March 31, 2009 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $2,077,306.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of January 12, 2010, the Company had 29,262,707 shares of common stock issued.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Overview

Visualant, Incorporated, a Nevada corporation (the "Company"), was incorporated on October 8, 1998.  The Company has no subsidiaries or affiliated companies.  The Company's executive offices are located in Seattle, Washington.  In its first few years the Company pursued various business opportunities that it no longer is involved with.

The Company is a development stage company engaged in the business of commercializing products and services based upon our spectral signature technology as described below and reflected in our patent applications filed in 2007.  These patent applications pertain to the use of controlled illumination with specific bands of electromagnetic radiation, detection of returned electromagnetic radiation and data management in an innovative manner enabling our devices to establish a unique spectral signature for both individual and classes of items.  The unique spectral signature data can potentially be used in a variety of applications in areas such as brand protection, forgery detection, homeland security, medical diagnostics, quality control, fluids monitoring, metal stress analysis, and many others.  As of September 30, 2009, the Company has six utility patent applications with the U.S. Patent Office.

History and Organization

In 2004, eVision, a Vancouver, Canada based research organization, began development of its color technology providing 3D spectral-based pattern file creation and matching under contract with the Company.  As a result of this work, the Company owns technology that makes it possible to create color pattern files from any digital photograph or scan, without having to reprint, recreate, recall or modify existing digital source of documents.  Those pattern files can then be matched against existing databases to detect and identify crime, forgery, counterfeiting and other frauds.  It is the intent of the Company to develop this technology to provide a new, accurate and fast detection tool for critical applications such as national security, forgery/fraud prevention, brand protection, and product tampering.  As of the time of this filing, no commercial products have been developed using this technology and no significant progress has been made in such development.

In 2006, the Company entered into a research and development contract with RATLab LLC, a privately-owned research laboratory in Seattle, Washington.  RATLab is an acronym for “Rockin’ and Thinking Laboratory.” Under the contract, RATLab performed research and development using the Company’s existing intellectual property, as well as newly developed research and technologies in order to assist the Company with the commercialization of its core spectral signature technologies described above.  RATLab LLC is a research laboratory formed primarily by Dr. Thomas Furness, founder and former director of the Human Interface Technology Lab (HIT Lab) at the University of Washington, and one of the leading researchers in the world in the area of human interface technology.  RATLab LLC also employs other leading scientists and research associates in the areas of computer science, imaging technology, and light sensing technology, who are part of the team conducting research on behalf of the Company.

The Company’s ongoing research and development activities under its Research and Development Contract with RATLab LLC, were suspended on July 12, 2007 due to an absence of financing.  During the year ended September 30, 2008, the Company made no payments for research and development fees to RATLab LLC. Developmental activities, however, resumed under the terms of a new licensing agreement with the RATLab, which are set forth below.

On August 20, 2008, the Company entered into a letter of intent with the RATLab LLC.  The purpose of the agreement contemplated by the letter of the intent was to achieve resolution of the relationship between the RATLab LLC and the Company and provide a means for a mutually beneficial on-going relationship.  On October 23, 2008, the Company and the RATLab LLC entered into definitive agreements which provide for a non-commercial non-exclusive license of the Company’s technology to the RATLab LLC for the purpose of continuing research and development with a license back to the Company for enhancements that are developed.  Further, an exclusive license was entered into between the Company and the RATLab LLC for four fields of use:  medical, agricultural, environmental and jewelry.  This exclusive license provides for certain performance milestones, a market-rate royalty to the Company and an equity participation in any entity to be formed by the RATLab LLC to commercialize the Company’s technology in the enumerated fields of use.

On March 20, 2009, the RATLab LLC formed NovaBeam LLC for the purpose of continuing development of and commercializing the Visualant technology in the field of medical diagnostics.  As a consequence of the aforementioned agreement between Visualant and the RATLab, Visualant obtained a ten percent (10%) equity interest in NovaBeam in addition to a market rate royalty for any revenues to be derived from sales of NovaBeam’s commercialization of the Visualant technology.  Visualant paid $50 for this equity interest in July 2009.

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

ITEM 1.    DESCRIPTION OF BUSINESS - continued

History and Organization - continued

During the fiscal year ended September 30, 2009, the Company filed with the SEC various documents such as Forms 10-KSB, 10-QSB and 8-K.  The Company does not intend to distribute an annual report to its shareholders for the fiscal year ended September 30, 2009.

The shareholders may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549.  The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information which the Company has filed electronically with the SEC, by accessing the website using the following address: http://www.sec.gov.    The Company is prepared to distribute, upon request from shareholders, any of the material previously filed with the SEC.  The Company also has a website at www.visualant.net from which additional information about the Company can be obtained. There is a link on the website to a Twitter account maintained by the Company at www.twitter.com/visualant.

Plan of Operation.

The Company positions its technology as both a transformative as well as a practical solution for security and fraud prevention applications and markets.  The Company’s current focus is to secure customers for its spectral signature technology and to capitalize upon the potential business opportunities in the areas of national security, document forgery/fraud, brand protection, label fraud and product tampering.  However, the broad scope of the applications covered by the Company’s patent applications may result in new opportunities surfacing from customers desiring prototypes designed to satisfy their specific technology needs.  As of September 30, 2009, the Company had no customers.  In addition, the Company has worked to develop market channels to enable it to gain proximity to potential customers.

The Company has developed working prototypes which capture the spectral signatures of items and manage the data gathered.  These prototypes are being shown to potential customers, partners and funding sources to demonstrate the potential and capabilities of our devices.  It is envisioned that once the Company has secured a customer or customers, it will collaborate with the customer to develop devices and specific applications of the Company’s technology that are designed to address the customer’s unique concerns and applications.  The Company will then hire new personnel sufficient to fulfill its development obligations under any contract entered into.  In lieu of such hiring, the Company may contract with certain research organizations to perform development activities on behalf of the Company.

By working with the Japanese members of its Board of Directors, Dr. Masahiro Kawahata and Yoshitami Arai, the Company plans to facilitate the development of business relationships with Japanese persons and entities and to help build strong relationships between Visualant and the Japanese marketplace.  The Company sees the expansion of Visualant into the Japanese market place as a key strategic move which will allow it to closely align with manufacturers and systems suppliers who can integrate the Visualant technology into their product offerings. In Fiscal year 2008 it was anticipated that this strategy would be implemented by the Company establishing a subsidiary in Japan.  The Company decided not to take that approach and is, instead, looking at various possible business relationships.

As disclosed in the Company's Form 8-K filed with the SEC on November 23, 2009, the Company has entered into a letter of intent with regard to the possible acquisition of TransTech Systems, Inc.  Due diligence is continuing.  If the Company proceeds with this acquisition, it is anticipated that it will close in the first calendar quarter of 2010.  No assurance can be given at this time that the acquisition will in fact be completed as it is subject to many conditions, some of which have yet to be fulfilled.

Special Note Regarding Forward-Looking Statements

This Report on Form 10-K contains certain forward-looking statements that are based on current expectations.  When used in this discussion, the words  "may", "will", "should", "expects", "plans", "anticipates”, ”believe", "anticipates", "expects", "estimates", "predicts", "potential" or "continue" or the negative of these terms and similar expressions are intended to identify forward-looking statements.  Such statements are only predictions and are subject to certain risks and uncertainties, both known and unknown, including the risks in the section entitled "Risk Factors", which could cause actual results to differ materially from those projected, and should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.  The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company’s future products; the Company may not be able to retain existing key management personnel; and there may be other material adverse changes in the Company’s operations or business.  Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing or other budgets, which may in turn affect the Company’s financial position and results of operations.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results or to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company’s financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.  In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

ITEM 1A.    RISK FACTORS

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

The Company has incurred a cumulative net loss for the period from October 8, 1998 (date of inception) to September 30, 2009 of $7,625,357.  As a result of these losses and negative cash flows from operations, the Company’s ability to continue operations will be dependent upon the availability of capital from outside sources unless and until it achieves profitability.

2.	Whether the Company will continue to be a going concern

The Company’s auditors’ concern in the audit opinion with regard to the Company’s financial statements as at September 30, 2009 as to whether the Company will be able to raise sufficient funds to complete its objectives indicates that the Company might not be able to continue as a going concern.  Without adequate future financing, the Company might cease to operate and the existing shareholders and any future shareholders will lose their entire investment.

3.	Some of the present shareholders have acquired shares at extremely low prices

Some of the present shareholders have acquired shares at prices as low as $0.001 per share, whereas other shareholders have purchased their shares at prices ranging from $0.15 to $0.75 per share.

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

The management of the Company and their immediate family members, either directly or indirectly, own or control 5,985,681 shares as of the filing date.  Even though this represents only 20.5% of the issued and outstanding shares, it might be difficult for any one shareholder to solicit sufficient votes to replace the existing management.  Therefore, any given shareholder may never have a voice in the direction of the Company.

8.	Key-man insurance

The Company carries no key-man insurance.  In the event that any of the Company’s senior executive officers departed the Company or passed away, the Company may not have the available funds to attract an individual of similar experience.  Management is considering obtaining key-man insurance once it has sufficient funds to do so.

9.	Limited full time employees

The only employee who worked full time for the Company was its Chief Executive Officer and President, Bradley E. Sparks.  The other directors devote time to the activities of the Company as required from time to time.  On November 12, 2009, Ronald P. Erickson replaced Mr. Sparks.  At the present time, other than Mr. Erickson, the Company has no full-time employees.

ITEM 1A.    RISK FACTORS - continued

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Offices

The Company's executive offices are located at 500 Union Street, Suite 406, Seattle, Washington, USA, 98101. The office is located in premises which are also used by the Chairman of the Board of the Company for other business interests. The Company pays rent of $400.00 per month for using this office.

Other Property

The only property owned by the Company is its intellectual property.  During 2007, the Company filed additional patents covering work that the RATLab LLC performed.  The patents focus on using photonics to establish a unique identifier for objects, on communicating that identifier, and on comparing it against a template.   The Company has received notification from the U.S. Patent and Trademark Office that the original patent filed was denied.  It was determined by the Company that it was not economically feasible to contest the finding.  As of the report date, the Company has not received any notification from the U.S. Patent and Trademark Office as to whether any of the patents filed in 2007 will be granted.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock currently is quoted on the OTCBB.  During the past year, however, there has been a very limited trading market for the Company's common stock.  Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at September 30, 2009 the Company had 29,162,707 shares of common stock issued and outstanding held by 120 shareholders of record.  In addition, the Company had outstanding options to purchase 1,310,000 shares of common stock at exercise prices ranging from $0.15 to $0.75 per share.

Securities authorized for issuance under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,310,000	$0.67	1,135,000
Equity compensation plans not approved by security holders	0
Total	1,310,000		1,135,000

Recent issuance of unregistered securities

On October 10, 2008, the Company converted $906,823 of debt at $0.15 per share into 6,045,487 shares of the Company’s common stock. On March 27, 2009, the Company converted $152,971 of debt at $0.15 per share into 1,019,806 shares of the Company’s common stock.  On August 14, 2009 the Company converted $60,000 of debt at $0.15 per share into 400,000 shares of the Company’s common stock. These stock issuances were exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.    SELECTED FINANCIAL DATA

The Registrant is a “smaller reporting company” as defined Rule 10(f)(1) of Regulation S-K, and as such is not required to present the information required under this Item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Then Company is currently focusing on the commercialization and distribution of the technology that it has had developed over the last five years.  These efforts are more fully described above under “Item 1, Business.”

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

The Company has no revenue to date from its operations, and its ability to implement its plans for the future will depend on the future availability of financing.  Such financing will be required to enable the Company to further develop its spectral signature technology and continue its operations.  The Company intends to raise further funds through private placements of the Company's common stock and through short term borrowing.  A summary of the private placements completed in FY 2009 is included above under Item 5.  The financing activities of the Company are current and ongoing, and it will expand and accelerate its development program as the timing and amount of financing allow.  However, there can be no assurance that the Company will be successful in obtaining additional capital for such technology development from the sale of its capital stock, or in otherwise raising substantial capital.

The Company needs to raise additional funds in order to continue its existing operations, to resume its research and development activities, and to finance its plans to expand its operations for the next year.  The Company intends to raise the required funds by obtaining share capital from outside sources.  During the year, operating funds were advanced to the Company by its Chairman, Ronald P. Erickson, and salaries were deferred.  If the Company is successful in raising additional funds, the Company’s research and development efforts will continue and expand, and overdue accounts payable will be satisfied.

During fiscal year 2009, the Company converted $1,119,794 of its outstanding indebtedness and accrued interest owed various trade creditors into Company common stock as described above under Item 5.

Results of Operations

The Company has had no revenues from operations since its inception.  In fiscal year 2009, the Company has continued its focus on technology development and seeking channels for connections with and distribution of products to the Company’s potential customers.  In particular, the Company expanded its pursuit of a distribution partner to provide access to potential customers and bring insight about potential customer requirements. The Company met with numerous potential distribution partners during the fiscal year. The Company and its RATLab technology partner provided numerous demonstrations to potential customers and joint venture partners.  Additionally, through trade show activity, the Company explored potential partnerships and applications for its technology. While the economic climate during this past fiscal year has been challenging and the capital markets more restrictive than in recent memory, the Company and its management believe that the Company’s technology provides transformative solutions for security, authentication and diagnostic applications which are cost effective and can reduce the costs associated with counterfeiting.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant has no investments in any market risk sensitive instruments either held for trading purposes or entered into for other than trading purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are included following the signature page to this Form 10-K.  The Registrant is a “smaller reporting company” as defined Rule 10(f)(1) of Regulation S-K, and as such is not required to present any “Supplementary Data”

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The reports of the Company’s independent accountants, Madsen & Associates, CPA's Inc., for the financial statements as of September 30, 2008 and 2009 are included herein.  To the Company’s knowledge, there are no disputes with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s controls and procedures (as defined in the Securities Act of 1934 Rule 13a-15(e) or Rule 15d-15(e)) as of September 30. 2009, have concluded that the Company’s disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

ITEM 9A. CONTROLS AND PROCEDURES - continued

(b)            Management’s Report on Internal Control Over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(c) and (d) of the Exchange Act. Our internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, financial disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable and in accordance with generally accepted accounting principles of the United States of America (GAAP).

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified one material weakness in internal control over financial reporting existing as of September 30, 2009. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of September 30, 2009 and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are not effective, as follows:

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  There is one person involved in processing transactions.  Therefore, it is difficult to effectively segregate accounting duties.  While we strive to segregate duties as much as practicable, there are insufficient financial resources to justify additional staff.  As a result, this significant internal control deficiency is not expected to be remediated until the Company secures customers and additional financial resources.  This lack of segregation of duties leads management to conclude that the Company’s disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

Other than the weakness identified above, there were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

There is no additional information that was not disclosed by the Company through 8K filings throughout the fiscal year.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of September 30, 2009, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position Held	Term as Director Since
Ronald P. Erickson	65	Chairman of the Board and Director	April 24, 2003
Bradley E. Sparks	62	Chief Executive Officer, President and Director	November 10, 2006
Jon Pepper	59	Director	April 19, 2006
Dr. Masahiro Kawahata	71	Director	April 19, 2006
Marco Hegyi	52	Director	February 14, 2008
Yoshitami Arai	78	Director	October 8, 2008

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

RONALD P. ERICKSON has been a director and officer of the Company since April 24, 2003. He currently serves as the Company’s Chairman, Chief Executive Officer and President.  He was appointed to the positions of CEO and President on November, 10, 2009.   Earlier, he was appointed President and Chief Executive Officer of the Company on September 29, 2003, and resigned from this position on August 31, 2004 at which time he was appointed Chairman of the Board.  Resident in Seattle, he is a seasoned executive with more than 25 years of expertise in the high technology, telecommunications and microcomputer industries. Mr. Erickson is currently Chairman of ivi, inc., a Seattle digital media company which streams live television broadcast over the Internet.  Mr. Erickson was a co-founder of Blue Frog Mobile, a Seattle mobile media entertainment company.  Mr. Erickson was formerly Chairman of Intrinsyc Software Inc., a Vancouver-based publicly-traded company providing proprietary software and solutions which enable the development and networking of intelligent devices such as PDA's.  Mr. Erickson is the current chair, and former CEO of eCharge, an electronic payment systems developer, where he played a major role in raising approximately US $100 million in equity capital from major international investors.  Mr. Erickson previously was co-founder, Chairman, President and CEO of GlobalTel Resources, Inc., a provider of telecommunication services, messaging and intranet solutions.  During his career Mr. Erickson has also held executive positions at Egghead Software Inc, NBI Inc and MicroRim Inc.  Mr. Erickson has J.D. degree from the University of California, Davis, and maintains an active license to practice law in the State of Washington and the District of Columbia.  He has an MA from the University of Wyoming and a BA from Central Washington University.

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

BRADLEY E. SPARKS currently serves as a Director of Visualant, Inc.  On November 12, 2009, Mr. Sparks resigned as the Company’s Chief Executive Officer and President.  He held these positions since November 2006.  Before joining Visualant, he was the Chief Financial Officer of WatchGuard Technologies, Inc. from 2005-2006.  Before joining WatchGuard, he was the founder and managing director of Sunburst Growth Ventures, LLC, a private investment firm specializing in emerging-growth companies.  Previously, he founded Pointer Communications and served as Chief Financial Officer for several telecommunications companies, including eSpire Communications, Inc., Digex, Inc., Omnipoint Corporation, and WAM!NET.  He also served as Vice President and Treasurer of MCI Communications from 1988-1993 and as Vice President and Controller from 1993-1995.  Before his tenure at MCI, Mr. Sparks held various financial management positions at Ryder System, Inc.  Mr. Sparks currently serves on the Board of Directors of software company iCIMS.  Mr. Sparks graduated from the United States Military Academy at West Point and is a former Army Captain in the Signal Corps. He has an MS in Management from the Sloan School of Management at MIT and is a licensed CPA in Florida.

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

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

YOSHITAMI ARAI is a retired Japanese businessman having served in many professional and civic capacities in Japan and internationally.  He has previously served as a Director and Senior Executive of companies as diverse as 7-Eleven, Tokyu Hotels, Systems International, Catalina Marketing and Sony.

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

 Audit Committee Financial Expert

Mr. Marco Hegyi serves as the Audit Committee chairman and has been designated by the Board as the Audit Committee’s “Financial Expert”.  The following other Directors also serve on the Audit Committee: Jon Pepper and Yoshitami Arai.

Compliance with Section 16 (a) of the Exchange Act

The Company knows of no director, officer, or beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a).  Other than those disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

The following table sets forth as at September 30, 2009, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name	Position	Report to be Filed
Yoshitami Arai	Director	Form 3
Ronald P. Erickson	President/CEO	Form 5
Marco Hegyi	Director	Form 5
Masahiro Kawahata	Director	Form 5
Jon Pepper	Director	Form 5
Bradley Sparks	Director	Form 5

Code of Ethics

The Company’s Code of Ethics was attached as Exhibit 14.1 to its Form 10-KSB filed for its fiscal year 2008.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Summary for Executive Officers

The following table sets forth compensation paid or accrued by the Company for the last three fiscal years ended September 30, 2007, 2008 and 2009 with regard to individuals who served as the Principal Executive Officer and/or Principal Financial Officer for any period during the fiscal year ended September 30, 2009 and for executive officers receiving compensation in excess of $100,000 during these fiscal periods.

Summary Compensation Table
(a)	(b)	(c)	(f)	(i)	(j)
Name and Principal Position	Year	Salary (1) ($)	Option Awards(2) ($)	All other compensation ($)	Total ($)
Bradley E. Sparks	2007	213,333	194,106	-0-	407,439
CEO, President, CFO	2008	240,000	139,786	-0-	379,786
and Director	2009	240.000	139,786	-0-	379,786

(1)	Presentation includes amounts accrued for financial statement purposes under FAS 123R.

(2)
The salary amounts summarized for Bradley E. Sparks are all accrued, but unpaid. Mr. Sparks resigned as Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer of the Company on November 12, 2009.  He remains a Director of the Company.

CEO Compensation

Pursuant to a letter agreement between the Company and Bradley E. Sparks, the Company agreed to pay Mr. Sparks an annual base salary of $240,000. The Company also granted to Mr. Sparks an option to purchase 1,000,000 shares of our common stock, which option vests and becomes exercisable during the term of employment in four equal annual installments of twenty-five percent of the total number of shares subject to such option, the first installment exercisable on the six month anniversary (May 10, 2007), with a an additional twenty-five percent of such Shares becoming exercisable on each of the three successive twelve month periods following May 10, 2008.  On November 12, 2009, Mr. Sparks resigned his executive positions with the Company.  He remains a member of the Company Board of Directors.  Amounts owing to Mr. Sparks remain unpaid.   Ronald P. Erickson, Company Chairman and Director, was appointed, on November 12, 2009, to fill the positions vacated by Mr. Sparks.  Mr. Erickson is currently serving without compensation with his compensation to be determined by the Board of Directors.

Outstanding equity awards

Outstanding Equity Option awards as of September 30, 2009
(a)	(b)	(c)		(e)	(f)
Name and Principle Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date
Bradley E. Sparks	750,000	250,000	(1)	0.75	Nov. 9, 2011
CEO, President and Director

(1)	The remaining unvested options held by Mr. Sparks become exercisable in one installment of 250,000 shares each effective on the successive twelve month period following May 10, 2009

Compensation Pursuant to Plans

None

Pension Table

None

ITEM 11.    EXECUTIVE COMPENSATION - continued

Director Compensation

Director Compensation Table
(a)	(c)	(d)	(g)	(j)
Name	Stock Awards (1) ($)	Option Awards ($)	All other compensation ($)	Total ($)
Ronald P. Erickson, Chairman	67,500	-0-	-0-	67,500
Marco Hegyi	6,750	-0-	-0-	6,750
Dr. Masahiro Kawahata (2)	40,500	-0-	-0-	40,500
Jon Pepper (3)	6,750	-0-	-0-	6,750
Yoshitami Arai	6,750			6,750

(1)
Directors other than Bradley E. Sparks, Chief Executive Officer and President, receive annual common stock grants for their participation on the Board of Directors; no directors receive fees for board participation.  On October 8, 2008, the board granted to Ron Erickson 500,000 shares of common stock, Dr. Masahiro Kawahata 300,000 shares of common stock, and Jon Pepper, Marco Hegyi and Yoshitami Arai 50,000 shares of common stock each.  The shares of common stock were issued for past services performed and board participation.  Amounts shown reflect the closing stock bid price on the date the grant became effective.

(2)	In June 2006 the Company granted to Dr. Masahiro Kawahata options for 100,000 shares of common stock at $0.75 per share which options are fully vested and expire June 15, 2011.

(3)	In June 2006, the Company granted to Jon Pepper options for 35,000 shares of common stock at $0.75 per share, which options are fully vested and expire June 15, 2011

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of the date of the filing of this Form 10K, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially owned by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name and Address of Beneficial Owner	Nature of Ownership(1)	Amount of Beneficial Ownership		Percent of Class
Coventry Capital, LLC 320-1100 Melville Street Vancouver, British Columbia Canada	Direct	3,413,967		12.3%

DIRECTORS and OFFICERS:

Ronald P. Erickson c/o 500 Union Street, Suite 406 Seattle, WA 98101	Direct	2,639,806	(2)(6)(7)	9.0%

Bradley E. Sparks c/o 500 Union Street, Suite 406 Seattle, WA 98101	Direct	750,000	(3)	2.5%

Dr. Masahiro Kawahata Tokyo, Japan	Direct	651,875	(4)(6)(7)	2.2%

Jon Pepper c/o 500 Union Street, Suite 406 Seattle, WA 98101	Direct	285,000	(5)(6)(7)	1.0%

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

Marco Hegyi c/o 500 union Street; Suite 406 Seattle, WA 98101	Direct	250,000	(6)(7)	0.8%

Yoshitami Arai Tokyo, Japan	Direct	100,000	(7)	0.3%

All Directors and Officers as a Group (6 persons)		4,675,681		15.97%

(1)	All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2)
One million common shares granted to Mr. Erickson (see footnotes (6) and (7) below) are held by Juliz I Limited Partnership, an Erickson family limited partnership. On March 27, 2009  Mr. Erickson converted $152,971 of debt into the Company’s common stock at $0.15 per share and was issued 1,019,806 shares of common stock. In addition to these shares, Mr. Erickson’s adult children own 1,300,000 shares.  Mr. Erickson disclaims any beneficial ownership or control of such shares.

(3)	Stock options for 1,000,000 shares of common stock at $0.75 per share of which 750,000 shares are available for exercise within 60 days. The options expire on November 10, 2011.

(4)
This figure includes vested stock options for 100,000 shares of common stock exercisable at $0.75 per share on or before June 15, 2011.  In addition to these shares, Dr. Kawahata’s adult child owns 10,000 shares.  Dr. Kawahata disclaims any beneficial ownership or control of such shares.

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

(7)
On October 8, 2008, the board granted to Ron Erickson 500,000 shares of common stock, Dr. Masahiro Kawahata 300,000 shares of common stock, and Jon Pepper, Marco Hegyi and Yoshitami Arai 50,000 shares of common stock each.  The shares of common stock were issued for past services performed and board participation.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, during the Company’s last fiscal year ended September 30, 2009, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $30,000,and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

In February 2007, the Company entered into a demand note with CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750.  As of September 30, 2009, the outstanding notes payable totaled $50,750 consisting of the note payable to Sparks.  Interest expense accrues on the notes at a rate of 18% per annum and interest on late interest payments accrues at a rate of 30% per year.  Accrued interest on the notes payable is recorded in the balance sheet in accrued expenses and other liabilities.  In addition, the Company has recorded accounts payable totaling approximately $29,000 due to Mr. Sparks for expenses incurred on the Company’s behalf.  Pursuant to the employment agreement with Bradley Sparks, the Company has recorded accrued payroll and medical insurance totaling approximately $698,000 as of September 30, 2009.

Mr. Erickson converted outstanding debt with accrued interest in the amount of $152,971 into 1,019,806 shares of common stock of the Company valued at $0.15 per share on March 27, 2009. .In addition, an affiliate of Mr. Erickson’s, Juliz I Limited Partnership, loaned the Company operating funds during fiscal 2009.  The balance outstanding at September 30, 2009 is $34,630.  Additionally, Mr. Erickson loaned the Company and incurred expenses on behalf of the Company for a total of $24,322 during the 2009 fiscal year.

PART IV

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of the Company’s annual financial statements and the review included in the Company’s Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $13,205.

(2)           Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $1,000.

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

ITEM 15    EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)	Financial Statements.

The following financial statements are included in this report:

ITEM 15    EXHIBITS AND REPORTS ON FORM 8-K - continued

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

10.1
Intellectual Property Agreement dated June 16, 2004 between the Company and Kenneth Turpin, filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on August 1, 2005, File No. 333-127100 as Ex. 10.1, and incorporated herein by reference.

10.2
Independent Contractor Agreement dated June 16, 2004 between the Company and eVision Technologies Inc. to provide research and development services with respect to the Company’s color technology, filed as Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 filed on August 1, 2005, File No. 333-127100, and incorporated herein by reference.

10.3
Worldwide Licensing Agreement dated April 21, 2005 between the Company and eVision Technologies Inc. granting the Company exclusive rights to the CBN coding system, filed as Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 filed on August 1, 2005, File No. 333-127100, and incorporated herein by reference.

10.4
Cross licensing agreement between Visualant, Inc. and RATLab, LLC dated October 23, 2008 granting certain exclusive and non-exclusive reciprocal and field of use rights to technology developed and owned by Visualant and the RATLab, LLC. Filed as Exhibit 10.4 to Form 10K filed on January 13, 2010 and incorporated herein by reference.

14.1	Code of Ethics for Employees and Directors, filed as Exhibit 14.1 to Form 10-KSB filed on January 16, 2007, and incorporated herein by reference.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INCORPORATED
(the "Registrant")

Date: January 13, 2010	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2010	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chairman of the Board and Director

Date: January 13, 2010	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Financial Officer and Secretary-Treasurer

MADSEN & ASSOCIATES, CPA’s INC. Certified Public Accountants and Business Consultants	684 East Vine St. #3 Murray, Utah 84107 Telephone 801-268-2632

Board of Directors
Visualant Incorporated
Seattle, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Visualant Incorporated (development stage company) at September 30, 2009 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2009 and 2008 and the period October 8, 1998 (date of inception) to September 30, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visualant Incorporated at September 30, 2009 and the results of operations, and  cash flows for the years ended September 30, 2009 and 2008 and the period October 8, 1998 (date of inception) to September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates, CPA’s Inc.

Salt Lake City, Utah,
January 13, 2010

VISUALANT, INCORPORATED
(Development Stage Company)
BALANCE SHEET
September 30, 2009 and 2008

	September 30, 2009	September 30, 2008
ASSETS
CURRENT ASSETS
Cash	$5,325	$255
Prepaid Expenses	6,514	1,766
	11,839	2,021

Investments	50	-

TOTAL ASSETS	$11,889	$2,021

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Notes payable	$157,072	$50,750
Accrued expenses and other liabilities	855,753	615,224
Accounts payable	365,526	1,045,341

Total Current Liabilities	1,378,351	1,711,315

Long Term Notes Payable	-	425,340

Total Liabilities	1,378,351	2,136,655

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT

Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding
Common stock - $0.001 par value, 100,000,000 shares authorized, 29,162,707 and 18,353,891 shares issued and outstanding	29,162	18,354
Additional paid in capital	6,229,733	4,521,760
Deficit accumulated during the development stage	(7,625,357)	(6,674,748)

Total Stockholders' Equity (Deficiency)	(1,366,462)	(2,134,634)

TOTAL LIABILITIES & EQUITY	$11,889	$2,021

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

STATEMENTS OF OPERATIONS

Periods Ended September 30, 2009 and 2008 and the Period
October 8,1998 (Date of Inception) to September 30, 2009

	Year Ended September 30,	Year Ended September 30,	Period from Inception from October 8, 1998 to September 30,
	2008	2009	2009

Revenues	$-	$-	$-

Expenses
Research and development	-	214,105	1,451,522
Administrative	791,962	682,943	4,672,232
Total Operating Expense	791,962	897,048	6,123,754

Loss from Operations	(791,962)	(897,048)	(6,123,754)

Other Income (Expense)
Settlement of debt	-	-	43,400
Interest expense	(153,104)	(53,561)	(390,676)
Loss of deposit	-	-	(1,154,327)

Net Loss	$(945,066)	$(950,609)	$(7,625,357)

Net Loss Applicable to Common Stockholders
Basic and diluted	$(0.05)	$(0.03)

Weighted Average Shares used in computing basic
and diluted net loss per share	18,029,095	28,003,021

The accompanying notes are an integral part of these financial statements

VISUALANT INCORPORATED
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period October 8, 1998 (Date of Inception)
to September 30, 2008
			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance October 8, 1998 (date of inception)	-	$-	$-	$-
Issuance of common stock for cash at $.002 - November 20, 1998	4,500,000	4,500	4,500	-
Issuance of common stock for cash at $.01 - November 25, 1998	6,000,000	6,000	54,000	-
Issuance of common stock for cash at $.25 - December 4, 1998	35,000	35	8,715	-
Capital contributions - expenses	-	-	3,650	-
Net operating loss for the period October 8, 1998 to September 30, 1999	-	-	-	(27,748)
Capital contributions - expenses	-	-	3,650	-
Net operating loss for the year ended September 30, 2000	-	-	-	(64,537)
Capital contributions - expenses	-	-	3,650	-
Net operating loss for the year ended September 30, 2001	-	-	-	(7,585)
Issuance of common stock for cash at $.50 - July 5, 2002	26,200	26	13,116	-
Net operating loss for the year ended September 30, 2002	-	-	-	(113,475)
Issuance of common stock for cash at $.50 - July 2003	100,000	100	49,900	-
Issuance of common stock for services at $.001- June 2003	150,000	150	-	-
Issuance of common stock as payment of debt at $.50 - July 2003	184,848	185	92,239	-
Refund and return of common shares at $.50 - August 2003	(26,200)	(26	(13,074)	-
Issuance of common stock for cash at $.75 - September 2003	520,000	520	389,480	-
Net operating loss for the year ended September 30, 2003	-	-	-	(1,819,398)

Balance September 30, 2003	11,489,848	11,490	609,826	(2,032,743)

Issuance of common stock for cash at $.50 - net of issuance costs - Aug 2004	200,000	200	89,800	-
Compensation - incentive stock options	-	-	24,000
Net operating loss for the year ended September 30, 2004	-	-	-	(161,267)

Balance September 30, 2004	11,689,848	11,690	723,626	(2,194,010)

Issuance of common stock for cash at $.50 - October to December 2004	424,000	424	211,576	-
Issuance of common stock for debt at $.50 -	2,665,502	2,665	1,330,086	-
Issuance of common stock for license at $.75 - April 2005	10,000	10	7,490
Issuance of common stock for cash at $.75 - May and June 2005	1,269,999	1,270	951,230	-
Issuance of common stock for services at $.75 - August 2005	77,875	78	58,328	-
Issuance of common stock for cash at $.75 - August 2005	170,000	170	127,330	-
Compensation - incentive stock options	-	-	24,000	-
Net operating loss for the year ended ended September 30, 2005	-	-	-	(868,643)

Balance September 30, 2005	16,307,224	$16,307	$3,433,666	$(3,062,653)

Issuance of common stock for cash at $0.75 - October 2005 to Sep-06	146,667	147	109,853	-
Issuance of common stock for services at $.75 - May 2006	50,000	50	37,450	-
Compensation - incentive stock options	-	-	24,000	-
Net operating loss for the year ended ended September 30, 2006	-	-	-	(1,032,036)

Balance September 30, 2006	16,503,891	$16,504	$3,604,969	$(4,094,689)

Issuance of common stock for services	150,000	150	74,850	-
Issuance of common stock for deferred financing total	200,000	200	95,800	-
Issuance of options for services			228,152
Stock compensation expense	-	-	230,724	-
Net operating loss for the year ended September 30, 2007	-	-	-	(1,634,993)

Balance September 30, 2007	16,853,891	$16,854	$4,234,495	$(5,729,682)

Issuance of stock for services	1,500,000	1,500	$139,000
Stock compensation expense			148,265
Net operating loss for the period ended March 31, 2008				(945,066)

Balance at September 30, 2008	18,353,891	18,354	4,521,760	(6,674,748)
Issuance of stock for services	6,575,043	6,575	$929,432
Stock compensation expense			147,709
Issuance of stock for debt retirement	4,233,773	4,233	630,832
Net operating loss for the period ended March 31, 2008				(950,609)
Balance at September 30, 2009	29,162,707	$29,162	$6,229,733	(7,625,357)

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the periods ended September 30, 2009 and 2008 and the Period
October 8, 1998 (Date of Inception) to September 30, 2009

			October 8, 1998 to
	September 30,	September 30,	September 30,
	2008	2009	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(945,066)	$(950,609)	$(7,625,357)
Reconciliation of net loss to net cash used in operating activities:
Depreciation, amortization and tangible and intangible asset impairments	-		19,808
Issuance of capital stock for services	140,500	382,855	681,311
Stock based compensation	139,786	139,787	582,297
Stock options issued for services	8,479	7,922	244,553
Amortization of deferred financing costs	83,156	-	96,000
Loss of deposit	-	-	1,154,327
Capital contributions - expenses	-	-	10,950
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses	3,771	(4,748)	(6,514)
Accounts payable and accrued expenses	569,538	429,913	3,515,653
Net Cash Provided By (Used in) Operating Activities	164	5,120	(1,326,972)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(12,308)
Purchase of investment - deposit	-	(50)	(1,154,377)
Net Cash Used in Investing Activities	-	(50)	(1,166,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	2,022,892
Proceeds from issuance of convertible debt	-	-	425,340
Repayment of notes payable	-	-	(250,201)
Proceeds from issuance of notes payable -related party	-	-	-
Proceeds from issuance of notes payable	-	-	300,951
Net Cash Provided by Financing Activities	-	-	2,498,982

Net Changes in Cash	164	5,070	5,325
Cash at Beginning of Period	91	255	-
Cash at End of Period	$255	$5,325	$5,325

Supplemental disclosure of cash flow information
Cash paid during the period for interest	-	35,139	141,413
Conversion of accounts payable into promissory note	106,322	-	-
Issuance of common stock to retire debt	482,095	-	-
Issuance of common stock in repayment of payables	706,122	-	-

The accompanying notes are an integral part of these financial statements

VISUALANT INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $951,000 and $945,000 for the years ended September 30, 2009 and 2008, respectively. Our current liabilities exceeded our current assets by approximately $1.4 million as of September 30, 2009.  Our net cash provided by operating activities approximated $5,170 for the year ended September 30, 2009.

As of September 30, 2009, the Company had minimal cash.  The Company is considered illiquid as this cash is not considered sufficient to fund the recurring operating and associated financing costs. The Company needs to raise additional funding to continue its operations.  However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

We anticipate that we will generate significant losses from operations for the foreseeable future. As of September 30, 2009, our accumulated deficit was $7,625,357.  We have limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2009 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

VISUALANT INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value Measurements

We adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (now part of ASC 820), on October 1, 2008 for financial assets and liabilities. We elected to defer adoption for our non-financial assets and liabilities until October 1, 2009 as permitted.

As of September 30, 2009, there are no financial assets or liabilities requiring additional fair value disclosure.

ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (or exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 establishes a fair value hierarchy based on three levels of inputs that may be used to measure fair value. The input levels are:

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

Dividend Policy

The Company has not adopted a policy regarding payment of dividends

VISUALANT INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Accounting for Income Taxes

We recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

 Accounting for Share Based Compensation

The Company has share-based compensation plans under which employees and non-employee directors may be granted restricted stock, as well as options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit.  Grants of stock options and stock to non-employees and other parties are accounted for in accordance with the ASC 505.

Basic and Diluted Net Income (Loss) Per Share

Net loss per common share excludes any dilutive effects of options, warrants and convertible securities.  Net earnings (loss) per share is computed using the weighted-average number of outstanding common shares and common stock equivalent shares during the applicable period. Common stock equivalent shares, which include options warrants and convertible securities, are excluded from the computation if their effect is anti-dilutive. There were no dilutive instruments for the year ended September 30, 2009.

Recent and Adopted Accounting Pronouncements

On June 29, 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature to be applied by nongovernmental entities in the preparation of financial statements.  Effective July 1, 2009, the FASB Accounting Standards Codification (ASC), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  The Company adopted the provisions of SFAS No. 168 as required; all references to GAAP have been updated and replaced with ASC references.

In December 2007, the FASB issued guidance which is now part of ASC 808-10, Collaborative Arrangements, (formerly EITF Issue 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”). This new guidance defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement). The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The guidance requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable.  The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis. The adoption of this new guidance had no effect on the Company’s financial statements.

In June 2008, the FASB issued new guidance on determining whether instruments granted in share-based payment transactions are participating securities (formerly known as Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”). The new guidance is now part of ASC 260, Earnings per Share, and provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The new guidance was effective for fiscal years beginning after December 15, 2008. The Company’s implementation of this new guidance had no impact on its consolidated financial statements.

On April 9, 2009, the FASB issued new guidance, which is now part of the ASC as listed below, relating to fair value accounting, impairment of securities, and disclosures.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The adoption did not have a material impact on the consolidated financial statements.

VISUALANT INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

·
ASC 820-10, Fair Value Measurements and Disclosures (formerly FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”);

·	ASC 320-10, Investments – Debt and Equity Securities (formerly FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”); and
·	ASC 825-10, Financial Instruments (formerly FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements”).

On May 28, 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, Subsequent Events (formerly, SFAS No. 165, Subsequent Events) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  The Company adopted the provisions of SFAS 165 as required. The Company has evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, to the date these financial statements are being filed with the Securities Exchange Commission (“SEC”), which is January 15, 2009.  There were no events or transactions occurring during this subsequent event reporting period which require recognition in the financial statements.

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

On August 20, 2008, the Company entered into a letter of intent with the RATLab LLC.  The purpose of the agreement contemplated by the letter of the intent was to achieve resolution of the relationship between the RATLab LLC and the Company and provide a means for a mutually beneficial on-going relationship.  On October 23, 2008, the Company and the RATLab LLC entered into definitive agreements which provide for a non-commercial non-exclusive license of the Company’s technology to the RATLab LLC for the purpose of continuing research and development with a license back to the Company for enhancements that are developed.  Further, an exclusive license was entered into between the Company and the RATLab LLC for four fields of use:  medical, agricultural, environmental and jewelry.  This exclusive license provides for certain performance milestones, a market-rate royalty to the Company and an equity participation in an entity to be formed by the RATLab LLC to commercialize the Company’s technology in the enumerated fields of use.  In accordance with the definitive agreements, RATLab LLC formed Novabeam, Inc., an affiliate for purposes of commercializing the intellectual property, of which 10% was sold and transferred to the Company for $50.  Finally, in satisfaction of outstanding matters, a total of 1,850,000 shares of the Company’s common stock was issued, subject to certain restrictions, to current and former RATLab LLC employees and consultants.

5.	NOTES PAYABLE

In October 2008, the Long Term Note Payable and accrued interest outstanding with Coventry Capital LLC was converted into 3,213,967 shares of common stock at $0.15 per share.  The $482,095 amount converted was comprised of the entire principal balance of $425,340 and accrued interest of $56,755.

.In February 2007, the Company entered into a demand note with CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750.  As of September 30, 2009, the outstanding note payable totaled $50,750 consisting of the note payable to Sparks.  Interest expense accrues on the note at a rate of 18% per annum.  Accrued interest on the notes payable is recorded in the balance sheet in related party accrued expenses and other liabilities.

Any delays in repayment of the principal and accrued interest on the note payable upon demand result in a penalty interest rate of 30% per annum.  The interest due to Sparks became in arrears on February 16, 2008 and has not been paid as of the date of this filing.  Sparks has not demanded repayment of the note as of the date of this filing.

VISUALANT INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

5.	NOTES PAYABLE - continued

On April 30, 2009, accounts payable totaling $82,000 has been converted into a promissory note.

On September 30, 2009, accounts payable totaling $24,322 arising primarily from operating cash advances to the Company from Ronald Erickson, the Company’s Chairman of the Board, has been converted into a demand note.   Interest expense accrues on the note at a rate of 8%.

6.	LINE OF CREDIT

In October 2008, the Convertible Line of Credit Agreement with Coventry Capital LLC was terminated and the total $482,095 outstanding  Long Term Note Payable with Coventry was converted into 3,213,967 shares of common stock at $0.15 per share.  The amount converted was comprised of the principal balance of $425,340 and accrued interest of $56,755.

7.	COMMON CAPITAL STOCK

During the fiscal year ended September 30, 2009, the company issued 7,058,816 shares of common stock in satisfaction of $1,059,793 of outstanding indebtedness, including the debt due to Coventry Capital, 950,000 shares of common stock as grants to directors, 950,000 shares of common stock as grants to consultants, and 1,850,000 shares in resolution of certain outstanding matters with the RATLab LLC.

8.	STOCK OPTIONS

Description of Stock Option Plan

In 2005, our Board of Directors adopted a combined incentive and nonqualified stock option plan for our employees and consultants (“2005 Stock Option Plan”).   On October 9, 2006 the Board of Directors authorized an increase in shares available for grant from 2 million to 4 million, subject to stockholder approval.

Determining Fair Value of Stock Based Compensation

We record compensation expense associated with stock options and other equity-based compensation using the Black-Scholes-Merton option valuation model for estimating fair value of stock options granted under our plan. We amortize the fair value of stock options on a ratable basis over the requisite service periods, which are generally the vesting periods. The expected life of awards granted represents the period of time that they are expected to be outstanding.  We estimate the volatility of our common stock based on the historical volatility of our own common stock over the most recent period corresponding with the estimated expected life of the award. We base the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model.  We adjust share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed.

Options to purchase 75,000 shares of common stock were issued to a non-employee consultant during fiscal year 2009.

Stock Option Activity

A summary of activity relating to our stock option plan is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of September 30, 2008	1,485,000	$0.55	2.8 yrs
Granted	75,000
Exercised	-
Expired	(250,000)
Forfeited	-
Outstanding as of September 30, 2009	1,310,000	$0.67	2.15

Total compensation cost recognized for fair value options issued to employees and directors was approximately $147,000 and $140,000 for the years ended September 30, 2008 and 2009, respectively.

Options have also been granted to consultants for services.  Total cost recognized for the fair value of options issued for services was approximately $1,500 and $7,900 for the years ended September 30, 2008 and 2009, respectively.

28

VISUALANT INCORPORATED
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

9.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

See Note 5 for discussion of notes payable issued to the Company’s CEO and President during the quarter ended March 31, 2007.   Other than the note payable, related interest and payroll related accruals, all amounts are recorded in the related parties accounts payable balance.  As of the filing date, the directors and officers of the Company beneficially own an aggregate 4,676,681 shares of common stock or 16% of the Company.

Mr. Sparks is owed $693,333 of accrued salary plus $55,856 which has been accrued to pay applicable payroll taxes, FUTA, etc.  Additionally, interest of $23,876 is owed Mr. Sparks for the note payable described in Note 5 to these Notes to Financial Statements.  Mr. Sparks is also owed $33,929 for cash amounts advanced by him to Visualant to fund operating expenses since his employment.

Mr. Erickson is owed $513 for cash amounts advanced by him to Visualant to fund operating expenses.  On September 30, 2009, $24,322 owed to Mr. Erickson was converted into a demand note (see Note 5).  During the quarter ended September 30, 2009, Mr. Erickson advanced $19,942 to the Company.  Additionally, the Company owes Juliz I Limited Partnership (a limited partnership of which Mr. Erickson exercises control) $34,630 for cash amounts advanced to fund operating expenses during the year ending September 30, 2009.  During third quarter 2009, $152,970 outstanding to Mr. Erickson has been converted to common stock.

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

As disclosed in the Company's Form 8-K filed with the SEC on November 23, 2009, the Company has entered into a letter of intent with regard to the possible acquisition of TransTech Systems, Inc.  Due diligence is continuing.  If the Company proceeds with this acquisition, it is anticipated that it will close in the first calendar quarter of 2010.  No assurance can be given at this time that the acquisition will in fact be completed as it is subject to many conditions, some of which have yet to be fulfilled.