Form 10-Q
period 2009-12-31
VISUALANT INC
filed 2010-02-16
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares of common stock, $.001 par value, issued and outstanding as of January 12, 2010:  29,262,707 shares

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Visualant, Incorporated (development stage company) at December 31, 2009 and September 30, 2009, the statements of operations for the three months ended December 31, 2009 and 2008, the statements of cash flows for the three months ended December 31, 2009 and 2008 and for the period from October 8, 1998 (date of incorporation) to December 31, 2009, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three month period ended December 31, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2010.

VISUALANT, INCORPORATED
(Development Stage Company)

BALANCE SHEETS
December 31, 2009 and September 30, 2009

	December 31, 2009	September 30, 2009
ASSETS
CURRENT ASSETS
Cash	$212,884	$5,325
Prepaid Expenses	29,015	6,514
Total Current Assets	241,899	11,839

Investment	50	50

TOTAL ASSETS	$241,949	$11,889

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Notes payable	$157,072	$157,072
Convertible notes payable	192,765	-
Accrued expenses and other liabilities	139,968	133,407
Accrued expenses and other liabilities due to related parties	753,138	722,346
Accounts payable	168,349	209,159
Accounts payable due to related parties	237,117	156,367
Total Current Liabilities	1,648,409	1,378,351

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0. 001 par value, 50, 000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 29,862,707 and 29,162,707 shares issued and outstanding, respectively	29,862	29,162
Additional paid in capital	6,374,673	6,229,,733
Deficit accumulated during the development stage	(7,810,995)	(7,625,357)
Total Stockholders' Equity (Deficiency)	(1,406,460)	(1,366,462)

TOTAL LIABILITIES & EQUITY	$241,949	$11,889

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2009 and 2008 and the Period from
October 8, 1998 (Date of Inception) to December 31, 2009

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Period of Inception from October 8, 1998 to December 31, 2009

Revenues	$-	$-	$-

Expenses
Research and development	23,500	214,105	1,475,022
Administrative	150,075	300,335	4,822,307
Total Operating Expense	173,575	514,440	6,297,329
Loss from Operations	(173,575)	(514,440)	(6,297,329)

Other Income (Expense)
Settlement of debt	-	-	43,400
Interest expense	(12,063)	(14,706	(402,739)
Loss of deposit	-	-	(1,154,327)

Net Loss	$(185,638)	$(529,146)	$(7,810,995)
Net Loss Applicable to Common Stockholders Basic and diluted	$(0.01)	$(0.02)
Weighted Average Shares used in computing basic and diluted net loss per share	29,221,847	26,439,503

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2009 and 2008 and the Period from
October 8, 1998 (Date of Inception) to December 31, 2009

	Three Months Ended	Three Months Ended	October 8, 1998
	December 31,	December 31,	to December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(185,638)	$(529,146)	$(7,810,995)
Reconciliation of net loss to net cash used in operating activities:
Depreciation, amortization and tangible and intangible asset impairments	-	-	19,808
Issuance of capital stock for expenses	49,000	322,105	730,311
Stock based compensation	35,304	35,304	617,601
Stock Options Issued in exchange for services	-	-	244,553
Amortization of debt discount	4,101	-	4,101
Amortization of Deferred Financing	-	-	96,000
Loss of deposit	-	-	1,154,327
Capital contributions - expenses	-	-	10,950
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses	(22,501)	740	(29,015)
Accounts payable and accrued expenses	77,293	171,545	3,592,946
Net Cash Used in Operating Activities	(42,441)	548	(1,369,413)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(12,308)
Purchase of investment - deposit	-	-	(1,154,377)
Net Cash Used in Investing Activities	-	-	(1,166,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	2,022,892
Proceeds from issuance of convertible debt	250,000	-	675,340
Proceeds from issuance of notes payable	-	-	300,951
Repayment of notes payable	-	-	(250,201)
Net Cash Provided by Financing Activities	250,000	-	2,748,982

Net Change in Cash	207,559	548	212,884
Cash at Beginning of Period	5,325	255	-
Cash at End of Period	$212,884	$803	$212,884

Supplemental disclosure of cash flow information
Cash paid during the period for interest	-	-	141,413
Issuance of common stock to retire debt	-	482,095	482,095
Issuance of warrants in connection with convertible debt	61,336	-	61,336

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

1.	ORGANIZATION

Visualant, Inc. was incorporated under the laws of the State of Nevada on October 8, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value. On September 13, 2002 50,000,000 shares of preferred stock with a par value of $0.001 were authorized by the shareholders.  There are no preferred shares issued and the terms have not been determined.

The Company is in the development stage and has not commenced operations.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $186,000 and $529,000 for the three months ended December 31, 2009 and 2008, respectively. Our current liabilities exceeded our current assets by approximately $1.4 million as of December 31, 2009.  Our net cash used in operating activities approximated $42,000 for the three months ended December 31, 2009.

As of December 31, 2009, the Company had $212,884 in cash.  The Company is considered illiquid as this cash is not considered sufficient to fund the recurring operating and associated financing costs. The Company needs to raise additional funding to continue its operations.  However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

We anticipate that we will generate significant losses from operations for the foreseeable future. As of December 31, 2009, our accumulated deficit was $7.8 million.  We have limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2009 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Continuation of the company as a going concern is dependant upon obtaining additional working capital.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Financial Accounting Standards Board modified the hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles in the United States (the GAAP hierarchy). The new Accounting Standards Codification (ASC) became the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles.  The ASC became effective for interim and annual periods ending after September 15, 2009, and did not have an impact on the Company's financial statements other than changing the references to authoritative accounting literature.

In June 2009, ASC Topic 810 was also amended to improve financial reporting by enterprises involved with variable interest entities.  This topic addresses (1) the effects on certain provisions regarding the consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860 regarding the accounting for transfers of financial ssets, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements - continued

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures" ("ASU 2010-06")which provides amendments to Subtopic 820-10 that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

4.	SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

The significant accounting policies used in the preparation of our Condensed Financial Statements are disclosed in our Form 10-K for the year ended September 30, 2009, as filed with the Securities and Exchange Commission.

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

Adoption of SFAS No. 157, Fair Value Measurements

ASC Topic 820 "Fair value measurement and Disclosures" establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.  The standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

*   Level 1 - Unadjusted observable quoted prices for identical instruments in active markets.
*   Level 2 - Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
*   Level 3 - Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

As of December 31, 2009, there are no financial assets or liabilities requiring additional fair value disclosure.

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

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

6.	NOTES PAYABLE

In October 2008, the Long Term Note Payable and accrued interest outstanding with Coventry Capital LLC was converted into 3,213,967 shares of common stock at $0.15 per share.  The amount converted of $482,095 was comprised of the entire principal balance of $425,340 and accrued interest of $56,755.

.In February 2007, the Company entered into a demand note with former CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750.  As of December 31, 2009, the outstanding note payable totaled $50,750 consisting of the note payable to Sparks.  Interest expense accrues on the note at a rate of 18% per annum.  Accrued interest on the notes payable is recorded in the balance sheet in accrued expenses and other liabilities.

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

On September 30, 2009, accounts payable totaling $24,322 arising primarily from operating cash advances to the Company from Ronald Erickson, the Company’s Chairman of the Board, has been converted into a demand note.   Interest expense accrues on the note at a rate of 8% and is recorded in accrued liabilities from related parties.

7.	CONVERTIBLE NOTES PAYABLE

On December 7, 2009, the Company obtained $250,000 of financing from Coach Capital pursuant to a Convertible Promissory Note earning interest at 8% and convertible in one year at $0.15 per share.  Additionally, Coach Capital received warrants to purchase 833,333 shares of the Company’s common stock at $0.15 per share.  The warrant expires 3 years from the date of issuance.

Upon issuing the Note to Coach Capital, the Company recognized the note and warrants based on their relative fair values of $250,000 and $81,000, respectively.  The fair value of the note was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital with the corresponding amount reflected as a contra-liability to the debt.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of three years, volatility of 267%, no dividends, and a risk-free interest rate of 1.34%.

8.	COMMON CAPITAL STOCK

During the quarter ended December 31, 2009, the company issued 300,000 shares of common stock as grants to directors, 100,000 shares of common stock as grants to a consultant, and 300,000 shares to RatLab, LLC. upon meeting the first milestone pursuant to the letter of intent disclosed in Note 5 above.

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

VISUALANT, INCORPORATED
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

9.	STOCK OPTIONS - continued

Stock Option Activity

A summary of activity relating to our stock option plan is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of September 30, 2009	1,310,000	0.67	3.02 yrs
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding as of December 31, 2009	1,310,000	$0.67	1.90 yrs

No options have been granted during the three months ended December 31, 2009.

10.	STATEMENT OF STOCKHOLDERS’ EQUITY

			Capital
	Common Stock		In Excess	Accumulated
	Shares	Amount	of Fair Value	Deficit
Balance at September 30, 2009	29,162,707	$29,162	$6,229,733	$(7,625,357)
Stock compensation expense			34,947
Stock compensation expense - non-employee options			357
Issuance of common stock for services and outstanding accounts payable	700,000	700	48,300
Issuance of warrants in connection with convertible debt			61,336
Net operating loss				(185,638)
Balance at December 31, 2009	29,862,707	$29,862	$6,374,673	$(7,810,995)

11.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

See Note 6 for discussion of notes payable issued to the Company’s former CEO and President during the quarter ended March 31, 2007.   Other than the note payable, related interest and payroll related accruals; all amounts are recorded in the related party accounts payable balance.  As of the filing date, the directors and officers of the Company beneficially own an aggregate 4,881,875 shares of common stock.

Mr. Sparks is owed $721,333 of accrued salary plus $57,998 which has been accrued to pay applicable payroll taxes, FUTA, etc.  Additionally, interest of $26,179 is owed Mr. Sparks for the note payable described in Note 6 to these Notes to Financial Statements.  Mr. Sparks is also owed $33,929 for cash amounts advanced by him to Visualant to fund operating expenses since his employment.

Mr. Ronald Erickson,converted outstanding debt with accrued interest in the amount of $152,971 into 1,019,806 shares of common stock of the Company valued at $0.15 per share on March 27, 2009. .In addition, an affiliate of Mr. Erickson’s, Juliz I Limited Partnership, loaned the Company operating funds during fiscal 2009.  The balance outstanding at December 31, 2009 is $34,630.  Additionally, Mr. Erickson incurred expenses on behalf of the Company for a total of $24,322 during the 2009 fiscal year.  This balance was converted into a loan as of September 30, 2009 which bears interest at 8%.  During the fiscal quarter ending December 31, 2009, Mr. Erickson incurred additional expenses on behalf of the Company totaling an additional $12,495 which is recorded in accounts payable from related parties.   Mr. Erickson became CEO and President on November 12, 2009

Dr. Kawahata, one of the Company’s directors, is owed $90,000 by the Visualant for services rendered to the Company.

12.	SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of December 31, 2009 through the date of issuance of these condensed financial statements, February 11, 2010, and have determined that there are no subsequent events that require disclosure.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has had limited activity during its first fiscal quarter of 2010.  As a result there is little change in the financial condition of the Company since September 30, 2009.  As mentioned in Note 9 to the Financial Statements above, Mr. Ron Erickson loaned the Company $11,982 during the quarter to cover expenses incurred by the Company.

 On December 7, 2009, the Company obtained $250,000 of financing from Coach Capital pursuant to a Convertible Promissory Note earning interest at 8% and convertible in one year at $0.15 per common share.  Additionally, Coach Capital received warrants to purchase 833,333 shares of the Company’s common stock at $0.15 per share.  The warrant expires 3 years from the date of issuance.

Upon issuing the Note to Coach Capital, the Company recognized the note and warrants based on their relative fair values of $250,000 and $81,000, respectively.  The fair value of the note was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital with the corresponding amount reflected as a contra-liability to the debt.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of three years, volatility of 267%, no dividends, and a risk-free interest rate of 1.34%.

The Company continues to work on the due diligence and negotiation of final terms with regard to the possible acquisition of TransTech Systems, Inc. as disclosed in the Company’s 8-K filing on November 23, 2010. If the Company proceeds with this acquisition, it is anticipated that it will close in the first calendar quarter of 2010.  No assurance can be given at this time that the acquisition will in fact be completed as it is subject to many conditions, some of which have yet to be fulfilled.

As was disclosed in the Company’s 8-K filing, on November 17, 2009, Mr. Erickson has assumed the positions of CEO, President and interim CFO, Secretary and Treasurer as a result of the resignation of Mr. Bradley Sparks from those positions.  Mr. Sparks continues to serve as a Director of the Company.

The Company continues to incur costs to sustain operations and preserve its intellectual property while investigating possible alternatives and methods to capitalize upon the potential business opportunities in the areas of national security, document forgery/fraud, brand protection, label fraud and product tampering.  There have been no material changes in the status of the Company’s operations since September 30, 2009.

In October 2009, the Company agreed to grant up to 1,000,000 shares of the Company’s common stock to consultant David Markowski.  These shares will be awarded over time and upon the completion of certain agreed upon milestones.  In Decembere 31, 2009, the first 10,000 shares of common stock were issued to David Markowski with respect to his fund raising efforts.  On December 21, 2009, the Board of Directors agreed to grant to CEO and President, Ronald Erickson, up to 5,000,000 shares of the Company’s common stock to be awarded over time and upon completion of certain agreed upon milestones.  The details of that agreement have not yet been finalized and the shares have not yet been issued.

On December 21, 2009 the board of directors granted Dr. Masahiro Kawahata Jon Pepper, Marco Hegyi, and Yoshitami Arai 75,000 shares of common stock each.  The shares of common stock were issued for past services performed and board grants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

 (b)            Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

PART II.     OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 7, 2009, the Company obtained $250,000 of financing from Coach Capital pursuant to a Convertible Promissory Note earning interest at 8% and convertible in one year at $0.15 per common share.  Additionally, Coach Capital received warrants to purchase 833,3332 shares of the Company’s common stock at $0.15 per share.  The warrant expires 3 years from the date of issuance.

Upon issuing the Note to Coach Capital, the Company recognized the note and warrants based on their relative fair values of $250,000 and $81,000, respectively.  The fair value of the note was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital with the corresponding amount reflected as a contra-liability to the debt.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of three years, volatility of 267%, no dividends, and a risk-free interest rate of 1.34%.

On December 21, 2009 the board of directors granted Dr. Masahiro Kawahata Jon Pepper, Marco Hegyi, and Yoshitami Arai 75,000 shares of common stock each.  The shares of common stock were issued for past services performed and board grants.  The public market price on December 21, 2009 was $0.07 per share.

The note and shares issued during the first quarter of FY 2010 were unregistered and fall under the purview of Section 4(2) of the Securities Act of 1933, as amended.

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

10.4
Cross Licensing Agreement between the Company RATLab, LLC dated October 23, 2008 granting certain exclusive and non-exclusive reciprocal and field use rights to technology developed and owned by Visualant and the RATLab, LLC.  Filed as Exhibit 10.4 to Form 10K filed on January 13, 2010 and incorporated herein by reference.

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

VISUALANT, INCORPORATED

(Registrant)

Date: February 11, 2010	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director

Date: February 11, 2010	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Financial Officer, and Secretary Treasurer