Form 10-Q
period 2010-03-31
VISUALANT INC
filed 2010-05-13
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of common stock, $.001 par value, issued and outstanding as of May 11, 2010: 29,862,707 shares

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Visualant, Incorporated (development stage company) at March 31, 2010 and September 30, 2009, the statements of operations for the three and six months ended March 31, 2010 and 2009, the statements of cash flows for the six months ended March 31, 2010 and 2009 and for the period from October 8, 1998 (date of incorporation) to March 31, 2010, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six month periods ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending September 30, 2010.

VISUALANT, INCORPORATED
(Development Stage Company)

BALANCE SHEETS
March 31, 2010 and September 30, 2009

	March 31, 2010	September 30, 2009
ASSETS
CURRENT ASSETS
Cash	$110,317	$5,325
Prepaid Expenses	8,597	6,514
Total Current Assets	118,914	11,839

Investment	50	50

TOTAL ASSETS	$118,964	$11,889

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Notes payable	$157,072	$157,072
Convertible notes payable	207,042	-
Accrued expenses and other liabilities	147,839	133,407
Accrued expenses and other liabilities due to related parties	755,871	722,346
Accounts payable	295,364	209,159
Accounts payable due to related parties	158,049	156,367
Total Current Liabilities	1,721,237	1,378,351

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 50, 000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 29,862,707 and 29,162,707 shares issued and outstanding, respectively	29,862	29,162
Additional paid in capital	6,409,976	6,229,,733
Deficit accumulated during the development stage	(8,042,111)	(7,625,357)
Total Stockholders' Deficit	(1,602,273)	(1,366,462)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$118,964	$11,889

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended March 31, 2010 and 2009 and the Period from
October 8, 1998 (Date of Inception) to March 31, 2010

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009	Period of Inception from October 8, 1998 to March 31, 2010

Revenues	$-	$-	$-	$-	$-

Expenses
Research and development	24,000	-	47,500	214,105	1,499,022
Administrative	181,494	192,570	331,569	492,905	5,003,801
Total Operating Expense	205,494	192,570	379.069	707.010	6,502,823
Loss from Operations	(205,494)	(192,570)	(379,069)	(707,010)	(6,502,823)

Other Income (Expense)
Settlement of debt	-	-	-	-	43,400
Interest expense	(25,622)	(5,923)	(37,685)	(20,629)	(428,361)
Loss of deposit	-	-	-	-	(1,154,327)

Net Loss	$(231,116)	$(198,493)	$(416,754)	$(727,639)	$(8,042,111)
Net Loss Applicable to Common Stockholders Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Weighted Average Shares used in computing basic and diluted net loss per share	29,862,707	27,742,901	29,537,024	27,180,813

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2010 and 2009 and the Period from
October 8, 1998 (Date of Inception) to March 31, 2010

	Six Months Ended	Six Months Ended	October 8, 1998
	March 31,	March 31,	to March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(416,754)	$(727,639)	$(8,042,111)
Reconciliation of net loss to net cash used in operating activities:
Depreciation, amortization and tangible and intangible asset impairments	-	-	19,808
Issuance of capital stock for expenses	49,000	384,056	730,311
Stock based compensation	70,607	70,607	652,904
Stock Options Issued in exchange for services	-	-	244,553
Amortization of debt discount	18,378	-	18,378
Amortization of Deferred Financing	-	-	96,000
Loss of deposit	-	-	1,154,327
Capital contributions - expenses	-	-	10,950
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses	(2,083)	(15,076)	(8,597)
Accounts payable and accrued expenses	135,844	287,934	3,651,497
Net Cash Used in Operating Activities	(145,008)	(118)	(1,471,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(12,308)
Purchase of investment - deposit	-	-	(1,154,377)
Net Cash Used in Investing Activities	-	-	(1,166,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	2,022,892
Proceeds from issuance of convertible debt	250,000	-	675,340
Proceeds from issuance of notes payable	-	-	300,951
Repayment of notes payable	-	-	(250,201)
Net Cash Provided by Financing Activities	250,000	-	2,748,982

Net Change in Cash	104,992	(118)	110,317
Cash at Beginning of Period	5,325	255	-
Cash at End of Period	$110,317	$137	$110,317

Supplemental disclosure of cash flow information
Cash paid during the period for interest	-	-	141,413
Issuance of common stock to retire debt	-	482,095	482,095
Issuance of warrants in connection with convertible debt	61,336	-	61,336

The accompanying notes are an integral part of these financial statements

VISUALANT, INCORPORATED
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $416,754 and $727,639 for the six months ended March 31, 2010 and 2009, respectively. Our current liabilities exceeded our current assets by approximately $1.6 million as of March 31, 2010.  Our net cash used in operating activities approximated $145,008 for the six months ended March 31, 2009.

As of March 31, 2010, the Company had $110,317 in cash.  The Company is considered illiquid as this cash is not considered sufficient to fund the recurring operating and associated financing costs. The Company needs to raise additional funding to continue its operations.  However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

We anticipate that we will generate significant losses from operations for the foreseeable future. As of March 31, 2010, our accumulated deficit was $8.0 million.  We have limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2009 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

VISUALANT, INCORPORATED
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Recent Accounting Pronouncements - continued

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures" ("ASU 2010-06") which provides amendments to Subtopic 820-10 that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

As of March 31, 2010, there are no financial assets or liabilities requiring additional fair value disclosure.

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

On August 20, 2008, the Company entered into a letter of intent with the RATLab LLC (“RATLab”).  The purpose of the agreement contemplated by the letter of the intent was to achieve resolution of the relationship between RATLab and the Company and provide a means for a mutually beneficial on-going relationship.  On October 23, 2008, the Company and RATLab entered into definitive agreements which provide for a non-commercial non-exclusive license of the Company’s technology to RATLab for the purpose of continuing research and development with a license back to the Company for enhancements that are developed.  Further, an exclusive license was entered into between the Company and RATLab for four fields of use:  medical, agricultural, environmental and jewelry.  This exclusive license provides for certain performance milestones, a market-rate royalty to the Company and an equity participation in an entity to be formed by RATLab to commercialize the Company’s technology in the enumerated fields of use.  In accordance with the definitive agreements, RATLab formed Novabeam, Inc.(“Novabeam”)-, an affiliate for purposes of commercializing the intellectual property, of which 10% was sold and transferred to the Company for $50.  Finally, in satisfaction of outstanding matters, a total of 1,850,000 shares of the Company’s common stock was issued, subject to certain restrictions, to current and former RATLab employees and consultants.

VISUALANT, INCORPORATED
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the quarter ended December 31, 2009, the company issued 300,000 shares of common stock as grants to directors, 100,000 shares of common stock as grants to a consultant, and 300,000 shares to RATLab upon meeting the first milestone pursuant to the letter of intent disclosed in Note 5 above.

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

VISUALANT, INCORPORATED
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK OPTIONS – continued

Stock Option Activity

A summary of activity relating to our stock option plan is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of September 30, 2009	1,310,000	0.67	3.02 yrs
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding as of March 31, 2010	1,310,000	$0.67	1.66 yrs

No options have been granted during the six months ended March 31, 2010.

10.	STATEMENT OF STOCKHOLDERS’ EQUITY

			Capital
	Common Stock		In Excess	Accumulated
	Shares	Amount	of Fair Value	Deficit
Balance at September 30, 2009	29,162,707	$29,162	$6,229,733	$(7,625,357)
Stock compensation expense			69,893
Stock compensation expense - non-employee options			714
Issuance of common stock for services and outstanding accounts payable	700,000	700	48,300
Issuance of warrants in connection with convertible debt			61,336
Net operating loss				(416,754)
Balance at March 31, 2010	29,862,707	$29,862	$6,409,976	$(8,042,111)

11.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

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

Mr. Sparks is owed $721,333 of accrued salary plus $57,998 which has been accrued to pay applicable payroll taxes, FUTA, etc.  Additionally, interest of $28,431 is owed Mr. Sparks for the note payable described in Note 6 to these Notes to Financial Statements.  Mr. Sparks is also owed $33,929 for cash amounts advanced by him to Visualant to fund operating expenses since his employment.

Mr. Ronald Erickson converted outstanding debt with accrued interest in the amount of $152,971 into 1,019,806 shares of common stock of the Company valued at $0.15 per share on March 27, 2009. In addition, an affiliate of Mr. Erickson’s, Juliz I Limited Partnership, loaned the Company operating funds during fiscal 2009.  The balance outstanding at March 31, 2010 is $34,630.  Additionally, Mr. Erickson incurred expenses on behalf of the Company for a total of $24,322 during the 2009 fiscal year.  This balance was converted into a loan as of September 30, 2009 which bears interest at 8%.  During the six month period ending March 31, 2010, Mr. Erickson incurred additional expenses on behalf of the Company totaling an additional $14,310.   The Company has repaid all of these expenses, except for $2,195 which is recorded in accounts payable from related parties.   Mr. Erickson became CEO and President on November 12, 2009

Dr. Kawahata, one of the Company’s directors, is owed $90,000 by the Visualant for services rendered to the Company.

VISUALANT, INCORPORATED
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	SUBSEQUENT EVENTS

On May 10, 2010, the Board of Directors approved the appointment of Mr. Scott as Chief Financial Officer based on the following terms:

Cash compensation:  $2,000 per month until cash is available at which time cash compensation shall be increased to $8,000 per month.

Bonus cash compensation; shall be at the discretion of the senior executive and the board of directors.

Benefits:  Post funding at discretion of recipient and equivalent to other employees in the company.

Stock:  1,000,000 shares of restricted common stock to be granted upon signing at the closing bid price of $.02 per share on May 7, 2010, with 200,000 issued on signing subject to 144 only and 800,000 subject to repurchase by the Company for @ $0.02 per.  The repurchase right shall terminate as to 100,000 shares at the end of every three month period of the two year term.

On May 10, 2010, the Board of Directors authorized to Ron Erickson or his designee the issuance of two Million (2,000,000) shares of restricted common stock of the Company and the grant of options to purchase three million (3,000,000) shares at $0.15 per share. The restricted common stock was issued at the closing bid price of $.02 per share on May 7, 2010. The grant of options vests quarterly over two years and expires on May 6, 2020. This common stock issuance and the grant of options replace the 5,000,000 unissued shares previously approved by the Board of Directors on December 21, 2009.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this report reflect the good-faith judgment of our management and the statements are based on facts and factors as we currently know them. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below as well as those discussed elsewhere in this report (including in Part II, Item 1A (Risk Factors)). Readers are urged not to place undue reliance on these forward-looking statements because they speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

THE COMPANY AND OUR BUSINESS

Visualant, Incorporated, a Nevada corporation (the "Company"), was incorporated on October 8, 1998.  The Company has no subsidiaries or affiliated companies.  The Company's executive offices are located in Seattle, Washington.  In its first few years the Company pursued various business opportunities that it no longer is involved with.

The Company is a development stage company engaged in the business of commercializing products and services based upon our spectral signature technology as described below and reflected in our patent applications filed in 2007.  These patent applications pertain to the use of controlled illumination with specific bands of electromagnetic radiation, detection of returned electromagnetic radiation and data management in an innovative manner enabling our devices to establish a unique spectral signature for both individual and classes of items.  The unique spectral signature data can potentially be used in a variety of applications in areas such as brand protection, forgery detection, homeland security, medical diagnostics, quality control, fluids monitoring, metal stress analysis, and many others.  As of March 31, 2010, the Company has six utility patent applications with the U.S. Patent Office.

The Company has had limited activity during its second fiscal quarter of 2010.  As a result there is little change in the financial condition of the Company since September 30, 2009.  As mentioned in Note 9 to the Financial Statements above, Mr. Ron Erickson loaned the Company $11,982 during the first quarter to cover expenses incurred by the Company.

PROPOSED ACQUISITION OF TRANSTECH SYSTEMS, INC.

The Company continues to work on the closing of the proposed acquisition of TransTech Systems, Inc. (“TransTech”) as disclosed in the Company’s Form 8-K filed on November 23, 2010. The Company expects to close the acquisition during the three months ended June 30, 2010.

TransTech is a Portland, OR based provider of identification, security and authentication products and services. Sales were approximately $10 million for the year ended December 31, 2009. The detail terms and conditions are included in the Form 8-K filed on November 23, 2009.

TransTech is being acquired for its strong industry relationships and its channels of distribution for the TransTech and Visualant products. The Company expects to acquire other companies in the security sector during 2010-2012.

OTHER

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

As was disclosed in the Company’s 8-K filing, on November 17, 2009, Mr. Erickson has assumed the positions of CEO, President and interim CFO, Secretary and Treasurer as a result of the resignation of Mr. Bradley Sparks from those positions.  Mr. Sparks continues to serve as a Director of the Company.  On May 10, 2010, Mr. Erickson resigned from the positions of CFO, Secretary and Treasurer and Mark Scott was appointed to those positions.  These management changes were disclosed in the Company’s 8-K filing on May 12, 2010.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

OTHER - continued

In October 2009, the Company agreed to grant up to 1,000,000 shares of the Company’s common stock to consultant David Markowski.  These shares will be awarded over time and upon the completion of certain agreed upon milestones.  In December 31, 2009, the first 100,000 shares of common stock were issued to David Markowski with respect to his fund raising efforts.  On December 21, 2009, the Board of Directors agreed to grant to CEO and President, Ronald Erickson, up to 5,000,000 shares of the Company’s common stock to be awarded over time and upon completion of certain agreed upon milestones.  The details of that agreement have not yet been finalized and the shares have not yet been issued.

On December 21, 2009 the board of directors granted Dr. Masahiro Kawahata Jon Pepper, Marco Hegyi, and Yoshitami Arai 75,000 shares of common stock each.  The shares of common stock were issued for past services performed and board grants.

KEY MARKET PRIORITIES

Currently, our key market priorities are, among other things, to:

•	Commercialize the Visualant product line and close sales in the United States and Japan.

•	Close the TransTech acquisition and implement synergies between the companies.

•	Develop license and royalty opportunities.

•	Improve profitability of the Company by increasing sales and managing expenses.

•
Acquire growth businesses at discounted prices in our target sectors and markets in conjunction with business partners. We expect to focus on growth opportunities with distressed businesses that require improvements in management, financial processes and liquidity to be successful.

•	Leverage our presence in Asia utilizing our Japanese directors.

•	Enhance our investor relations services.

•	We expect to develop our relationship with RATLab and Novabeam and its development of medical, agricultural and environmental applications of the Visualant technology.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

WE WILL NEED ADDITIONAL FINANCING TO SUPPORT OUR TECHNOLOGY DEVELOPMENT, ACQUIRING OR INVESTING IN NEW BUSINESSES AND ONGOING OPERATIONS.

The Company business will need to obtain additional financing in order to continue our current technology development, acquire businesses and fund ongoing operations. There can be no assurance that we will be able to secure funding, or that if such funding is available, the terms or conditions would be acceptable to us. If the Company is unable to obtain additional financing, we may need to restructure our operations, divest all or a portion of our business or file for bankruptcy.

Our recent efforts to generate additional liquidity, including through sales of our common stock, are described in more detail in the financial statement notes set forth in this report.

If we raise additional capital through borrowing or other debt financing, we will incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. When we raise more equity capital in the future, it will result in substantial dilution to our current stockholders.

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of May 11, 2010, there were 29.9 million shares of common stock issued and outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

Some of the present shareholders have acquired shares at prices as low as $0.001 per share, whereas other shareholders have purchased their shares at prices ranging from $0.15 to $0.75 per share.

WE MAY INCUR LOSSES IN THE FUTURE.

We have experienced net losses since inception. There can be no assurance that we will achieve or maintain profitability.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

•
Announcements by us regarding liquidity, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, loan, note payable and agreement defaults, loss of our subsidiaries and impairment of assets,

•	Issuance of convertible or equity securities for general or merger and acquisition purposes,
•	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes,
•	Sale of a significant number of our common stock by shareholders,
•	General market and economic conditions,
•	Quarterly variations in our operating results,
•	Investor relation activities,
•	Announcements of technological innovations,
•	New product introductions by us or our competitors,
•	Competitive activities, and
•	Additions or departures of key personnel.

These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. These factors could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.	RISK FACTORS - continued

FUTURE ISSUANCE OF STOCK OPTIONS, WARRANTS AND /OR RIGHTS MAY HAVE A DILUTING FACTOR ON EXISTING AND FUTURE SHAREHOLDERS.

The grant and exercise of stock options, warrants or rights to be issued in the future will likely result in a dilution of the value of the Company’s common shares for all shareholders.  The Company has established a Combined Incentive and Non-Qualified Stock Option Plan and may in the future issue further stock options to officers, directors and consultants which will dilute the interest of the existing and future shareholders.  Moreover, the Company may seek authorization to increase the number of its authorized shares and sell additional securities and/or rights to purchase such securities at any time in the future.  Dilution of the value of the common shares will likely result from such sales, which in turn could adversely affect the market price of our common stock.

OUR MANAGEMENT HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY.

As of March 31, 2010, the management of the Company and their immediate family members, either directly or indirectly, own or control 5,985,681 shares as of the filing date or approximately 20.0% of our common stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a “group” for the purposes of Rule 13d-3 under the Exchange Act. Mr. Ronald P. Erickson, our Chief Executive officer, controls each of our Controlling Shareholders.

This group, could cause a change of control of our board of directors, if in combination with another large shareholder elects candidates of their choice to the board at a shareholder meeting, and approve or disapprove any matter requiring stockholder approval, regardless of how our other shareholders may vote. Further, under Nevada law, the group could have a significant influence over our affairs, if in combination with another large shareholder, including the power to cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

TRADING IN THE COMPANY’S STOCK MAY BE RESTRICTED BY BLUE SKY ELIGIBILITY AND THE SEC’S PENNY STOCK REGULATIONS

The Company currently is not Blue Sky eligible. In addition, the SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Under the penny stock rules, additional sales practice requirements are imposed on broker-dealers who sell to persons other than established customers and "accredited investors."  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to broker-dealers to trade in the Company’s securities.

The Blue Sky eligibility and the penny stock rules may discourage investor interest in and limit the marketability of, the Company’s common stock.

CONFLICT OF INTEREST.

Some of the Directors of the Company are also directors and officers of other companies, and conflicts of interest may arise between their duties as directors of the Company and as directors and officers of other companies. These factors could have a material adverse effect on our business, financial condition and results of operations.

WE ARE DEPENDENT ON KEY PERSONNEL.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not maintain key man life insurance covering certain of our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations and the ability of all personnel to work together effectively as a team. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE LIMITED INSURANCE.

We have limited director and officer insurance and commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

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

VISUALANT, INCORPORATED

(Registrant)

Date: May 13, 2010	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director

Date: May 13, 2010	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer and Secretary Treasurer