Form 10-Q
period 2010-06-30
VISUALANT INC
filed 2010-08-12
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of common stock, $.001 par value, issued and outstanding as of August 12, 2010: 38,229,374 shares

TABLE OF CONTENTS
		Page Number

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements (unaudited)	3

	Consolidated Balance Sheets as of June 30, 2010 and September 30, 2009	3

	Consolidated Statements of Operations	4
	For the three and nine months ended June 30, 2010 and 2009

	Consolidated Statements of Cash Flows	5
	For the nine months ended June 30, 2010 and 2009

	Notes to the Financial Statements.	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operation	17

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	21

ITEM 4	Controls and Procedures	21

PART II	OTHER INFORMATION

ITEM 1A.	Risk Factors	21

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 6	Exhibits and Reports on Form 8-K	25

	SIGNATURES	26

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	September 30, 2009
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$110,837	$5,325
Accounts receivable, net of allowance of $16,750 and $0, respectively	806,128	-
Prepaid expenses	26,662	6,514
Inventories	424,359	-
Refundable tax assets	3,940	-
Total current assets	1,371,926	11,839

EQUIPMENT, NET	606,994	-

OTHER ASSETS
Intangible assets, net	967,251	-
Goodwill	983,645	-
Investment in Novabeam, Inc.	50	50
Other assets	1,091	-

TOTAL ASSETS	$3,930,957	$11,889

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$997,363	$209,159
Accounts payable - related parties	150,454	156,367
Accrued liabilities	172,957	133,407
Accrued liabilities - related parties	762,102	722,346
Convertible notes payable, net of debt discount of $27,623	222,377	-
Note payable - current portion of long term debt	1,557,440	157,072
Total current liabilities	3,862,693	1,378,351

LONG TERM LIABILITIES:
Long term debt	1,669,639	-

STOCKHOLDERS' DEFICIT:
Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized, 38,229,374
and 29,162,707 shares issued and outstanding	38,229	29,162
Additional paid in capital	6,791,568	6,229,733
Accumulated deficit	(8,478,665)	(7,625,357)
Total stockholders' deficit	(1,648,868)	(1,366,462)
Noncontrolling interest	47,493	-

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,930,957	$11,889

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended ,
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$445,165	$-	$445,165	$-
COST OF SALES	354,239	-	354,239	-
GROSS PROFIT	90,926	-	90,926	-
RESEARCH AND DEVELOPMENT EXPENSES	11,000	-	58,500	214,105
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	497,378	76,620	828,947	569,525
OPERATING LOSS	(417,452)	(76,620)	(796,521)	(783,630)

OTHER INCOME (EXPENSE):
Interest expense	(25,220)	(26,941)	(62,905)	(47,570)
Other income	3,212	-	3,212	-
Total other expense	(22,008)	(26,941)	(59,693)	(47,570)

LOSS BEFORE INCOME TAXES	(439,460)	(103,561)	(856,214)	(831,200)

Income taxes - current benefit	(3,940)	-	(3,940)	-

NET LOSS	(435,520)	(103,561)	(852,274)	(831,200)

NONCONTROLLING INTEREST	1,034	-	1,034	-

NET LOSS ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES COMMON SHAREHOLDERS	$(436,554)	$(103,561)	$(853,308)	$(831,200)

Basic and diluted loss per common share attributable to Visualant, Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.03)

Weighted average shares of common stock outstanding- basic and diluted	33,087,707	28,673,054	30,728,036	27,676,411

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(852,274)	$(831,200)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	22,794	-
Issuance of capital stock and warrants for services and expenses	181,592	382,855
Stock based compensation	107,974	104,840
Amortization of debt discount	33,713
Stock options issued in exchange for services	-	7,565
Changes in operating assets and liabilities:
Accounts receivable	50,291	-
Prepaid expenses	(6,555)	(4,748)
Inventory	(19,746)	-
Other assets	(25,741)	-
Accounts payable - trade and accrued liabilities	100,636	340,433
CASH (USED IN) OPERATING ACTIVITIES	(407,316)	(255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,173)	-
NET CASH (USED IN) INVESTING ACTIVITIES:	(17,173)	-

CASH FROM FINANCING ACTIVITIES:
Proceeds from line of credit	216,058	-
Repayments of debt	7,727	-
Proceeds from the issuance of convertible debt	250,000	-
Distributions	(20,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	453,785	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	29,296	(255)

CASH AND CASH EQUIVALENTS, beginning of period	$81,541	$255

CASH AND CASH EQUIVALENTS, end of period	$110,837	$-

Supplemental disclosures of cash flow information:
Interest paid	$4,943	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of liabilities	$144,000	$-
Issuance of warrants in connection with convertible debt	$61,336	$-
Issuance of common stock for acquisition	$76,000	$-
Issuance of note payable for acquisition	$2,300,000	$-
Issuance of common stock to retire debt	$-	$482,095
Conversion of accounts payable to promissory note	$-	$82,000
Issuance of common stock as consideration for accounts payable	$-	$646,122

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Visualant, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 8, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value. On September 13, 2002 50,000,000 shares of preferred stock with a par value of $0.001 were authorized by the shareholders.  There are no preferred shares issued and the terms have not been determined.

The Company closed the acquisition of TransTech Systems, Inc. (“TransTech”) of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to June 30, 2010. As of June 8, 2010, the Company is no longer in the development stage.

This acquisition is expected to accelerate market entry and penetration through the acquisition of well-operated and positioned distributors of security and authentication systems like TransTech, thus creating a natural distribution channel for products featuring our proprietary Spectrum Pattern Matching (“SPM”) technology.

The accompanying unaudited consolidated financial statements of the Company and our subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended June 30, 2010 and 2009 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 as filed with the Securities and Exchange Commission (the “SEC”) on January 15, 2010.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $852,274 and $831,200 for the nine months ended June 30, 2010 and 2009, respectively. Our current liabilities exceeded our current assets by approximately $2.5 million as of June 30, 2010.  Our net cash used in operating activities approximated $407,316 for the nine months ended June 30, 2010.

As of June 30, 2010, the Company had $110,837 in cash. The Company needs to raise additional funding to continue its operations.  However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

We anticipate that we will generate significant losses from operations for the foreseeable future. As of June 30, 2010, our accumulated deficit was $8.5 million.  We have limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2009 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

3.	SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Inter-Company items and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to US$250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS - Accounts receivable consists primarily of amounts due to the Company from normal business activities. The Company maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of the customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS - continued

INVENTORIES - Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is no provision for impaired inventory as of June 30, 2010.

EQUIPMENT - Equipment consists of machinery, leasehold improvements, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 3-10 years, except for leasehold improvements which are depreciated over 20 years.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The Company amortizes the intangible assets and intellectual property acquired in connection with the acquisition of TransTech, over thirty six months on a straight - line basis, which was the time frame that the management of the Company was able to project forward for future revenue, either under agreement or through expected continued business activities.

GOODWILL – Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. With the adoption of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but are combined when reporting units within the same segment have similar economic characteristics. Under the criteria set forth by ASC 350, the Company has one reporting unit based on the current structure.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The Company performs annual assessments and has determined that no impairment is necessary.

LONG-LIVED ASSETS - The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company has adopted FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements”, for assets and liabilities measured at fair value on a recurring basis. Topic 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, Topic 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

All cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of June 30, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for a similar financial arrangement at June 30, 2010.

In addition, Topic 820 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

REVENUE RECOGNITION – TransTech revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company recorded deferred revenue of $0 as of June 30, 2010 and September 30, 2009, respectively.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS - continued

ADVERTISING COSTS - Advertising costs are expensed as incurred. Such costs generally consist of major industry trade shows cooperatively with vendors and some advertising in industry publications.   Advertising costs were insignificant during the period ended June 30, 2010.

STOCK BASED COMPENSATION - The Company has share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit.  Grants of stock options and stock to non-employees and other parties are accounted for in accordance with the ASC 505.

INCOME TAXES - Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of June 30, 2010 and September 30, 2009, the Company had refundable tax assets related to TransTech of $3,940 and $0, respectively.

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of June 30, 2010, there were options outstanding for the purchase of 4,810,000 common shares, warrants for the purchase of 1,133,333 common shares, 1,666,667 shares of common stock related to convertible debt, which could potentially dilute future earnings per share. As of June 30, 2009, there were options outstanding for the purchase of 1,560,000 common shares which could potentially dilute future earnings per share.

DIVIDEND POLICY - The Company has never paid any cash dividends and intends, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION - Certain reclassifications have been made to the Company’s financial statements for prior periods to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements applicable to the Company are summarized below.

•
In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

•
In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS - continued

RECENT ACCOUNTING PRONOUNCEMENTS - continued

•
In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

•
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

•
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

•
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

•
In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (Subtopic 470-20) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	DEVELOPMENT OF SPECTRUM PATTERN MATCHING TECHNOLOGY

The Company is in the business of researching, developing, acquiring, and commercializing products and services related to illumination and detection of electromagnetic energy, typically in the visible and near-visible portions of the electromagnetic spectrum, using specialized illumination and sensing systems and spatial analysis software modeling which allow for pattern recognition.  This Spectral Pattern Matching (“SPM”) technology involves specialized and proprietary information and trade secrets, which the Company considers to be among its most sensitive, confidential, and proprietary information.

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

The Company has six patents pending in the United States and one patent pending in Japan.

5.	ACQUISITION OF TRANSTECH SYSTEMS, INC.

The Company closed the acquisition of TransTech of Aurora, OR closed on June 8, 2010. On this date, the Company entered into a Stock Purchase, Security and Stock Pledge Agreements which are included as Exhibits to this Form 10-Q.

TransTech, founded in 1994, is a distributor of access control and authentication systems serving the security and law enforcement markets.   With recorded revenues of $10 million in 2009, TransTech has a respected national reputation for outstanding product knowledge, sales and service excellence.

This acquisition is expected to accelerate market entry and penetration through the acquisition of well-operated and positioned distributors of security and authentication systems like TransTech, thus creating a natural distribution channel for products featuring the company’s proprietary SPM technology.

The Company acquired its 100% interest in TransTech by issuing a Promissory Note (“Note”) to James Gingo, the President of TransTech, in the amount of $2,300,000, plus interest at the rate of three and one-half percent (3.5%) per annum from the date of the Notes. The Note is secured by a security interest in the stock and assets of TransTech, and is payable over a period of three (3) years as follows:

(i)        The sum of $650,000, the amount of any accrued interest due on the Bonderson debt of $600,000 owed by TransTech to the Bonderson Family Living Trust (“Bonderson Debt”) and interest on the unpaid balance, shall be paid to Seller on the earlier of: (A) the one (1) year anniversary of the closing date; or (B) on the closing of $2,500,000 or more in aggregate financing (whether debt, equity or some combination thereof) after the closing date;

(ii)       The sum of $650,000, the amount of any accrued interest due on the Bonderson debt owed by TransTech and interest on the unpaid balance shall be paid to Seller on the earlier of: (A) the two (2) year anniversary of the closing date; or (B) on the closing of $5,000,000 or more in aggregate financing (whether debt, equity or some combination thereof) after the closing date; and

(iii)      The remaining balance of the Note and interest thereon shall be paid to Seller on the earlier of: (A) the three year anniversary of the closing date; or (B) on the closing of $7,500,000 or more in aggregate financing (whether debt, equity or some combination thereof) after the closing date.

On June 8, 2010, the Company issued a total of 3,800,000 shares of restricted common stock of the Company to Jim Gingo, Jeff Kruse and Steve Waddle, executives of TransTech, and Paul Bonderson, a TransTech investor.  The parties valued the shares in this transaction at $76,000 or $0.02 per share, the closing bid price during negotiations.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	ACQUISITION OF TRANSTECH SYSTEMS, INC. - continued

The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized, but no later than June 8, 2011. The preliminary allocation is as follows:

Common stock	$76,000
Notes payable	2,300,000
Accounts receivable, net	(755,836)
Inventories	(444,105)
Equipment, net	(590,955)
Other assets	(141,870)
Accounts payable - trade	921,183
Notes payable - current portion of long term debt	499,680
Other liabilities	103,193

Total purchase price	$1,967,290

Portion allocated to identifiable intangible assets	$983,645
Portion allocated to goodwill	983,645

Total	$1,967,290

The results of operations of TransTech were included in the Consolidated Statements of Operations for the period June 9, 2010 to June 30, 2010.

The pro-forma financial data for the acquisition for the nine months June 30, 2010, were as follows:

	As Reported Nine Months Ended June 30, 2010	Pre-Acquisition Operations of TransTech Systems, Inc. October 1, 2009 - June 8, 2010	Pro Forma Nine Months Ended June 30, 2010

Revenue	$445,165	$5,601,164	$6,046,329
Net loss per common share	(436,554)	(65,071)	(501,625)
Net loss per common share	(0.01)		(0.02)

There were no material, nonrecurring items included in the reported the pro-forma results.

6.	ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $806,128 and $0 net of allowance as of June 30, 2010 and September 30, 2009, respectively. The Company had two customers in excess of 10% (12.0% and 10.6%) of our consolidated revenues for the period June 9, 2010- June 30, 2010. The Company did not have customers with accounts receivable in excess of 10% as of June 30, 2010. The Company does expect to have customers with receivable balances of 10% of total accounts receivable in the foreseeable future.

7.	INVENTORIES

Inventories were $424,359 and $0 as of June 30, 2010 and September 30, 2009, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is no provision for impaired inventory as of June 30, 2010 and September 30, 2009.

8.	FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $606,994 and $0 as of June 30, 2010 and September 30, 2009, respectively. Accumulated depreciation was $573,056 and $0 as of June 30, 2010 and September 30, 2009, respectively. Total depreciation expense was $6,400 and $0 for the nine months ended June 30, 2010 and 2009, respectively. The results of operations of TransTech were included in the Consolidated Statements of Operations for the period June 9, 2010 to June 30, 2010. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	FIXED ASSETS - continued

Property and equipment as of June 30, 2010 was comprised of the following:

	Estimated	June 30, 2010
	Useful Lives	Purchased	Capital Leases	Total

Machinery and equipment	3-10 years	$203,895	$87,038	$290,933
Leasehold improvements	20 years	600,000	-	600,000
Furniture and fixtures	3-10 years	71,758	101,260	173,018
Software and websites	3- 7 years	68,845	47,254	116,099
		944,498	235,552	1,180,050
Less: accumulated depreciation		(416,659)	(156,397)	(573,056)
		$527,839	$79,155	$606,994

9.	INTANGIBLE ASSETS

Intangible assets as of June 30, 2010 and September 30, 2009 consisted of the following:

	Estimated	June 30,	September 30,
	Useful Lives	2010	2009

Customer contracts	5 years	$983,645	$-
Less: accumulated amortization		(16,394)	-
Intangible assets, net		$967,251	$-

Total amortization expense was $16,394 and $0 for the nine months ended June 30, 2010 and 2009, respectively.

The fair value of the TransTech intellectual property acquired was $983,645, estimated by using a discounted cash flow approach based on future economic benefits associated with agreements with customers, or through expected continued business activities with its customers. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results.

10.	ACCOUNTS PAYABLE

Accounts payable were $997,363 and $209,159 as of June 30, 2010 and September 30, 2009, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.

11.	CONVERTIBLE NOTES PAYABLE

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

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of June 30, 2010 and September 30, 2009 consisted of the following:

	June 30,	September 30,
	2010	2009

BFI Finance Corp Secured Credit Facility	$671,109	$-
TransTech capitalized leases	64,268	0
Related party notes payable-
James Gingo Promissory Note	2,300,000	0
Bradley Sparks	50,750	50,750
Lynnn Felsinger	82,000	82,000
Ron Erickson and affiliated parties	58,952	24,322
Total debt	3,227,079	157,072
Less current portion of long term debt	(1,557,440)	-
Long term debt	$1,669,639	$157,072

BFI Finance Corp Secured Credit Facility

On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with BFI Finance Corp to fund its operations.  The rate is prime interest + 2.5%, with a floor for prime interest of 5.5%.  On June 12, 2010, the secured credit facility was renewed for 6 months, with a floor for Prime of 4.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $700,000, and 35% of Inventory value, not to exceed $300,000, for a total cap of $1,000,000. As of June 30, 2010, the outstanding balance under this facility was $671,109. The secured credit facility is guaranteed by Jim Gingo, the President of TransTech.

Capitalized Leases

TransTech has capitalized leases for equipment. The leases have a remaining lease term of 5-60 months. The aggregate future minimum lease payments under capital leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended June 30,	Total
2011	$44,629
2012	13,963
2013	1,663
2014	3,923
2015	90
Total	64,268
Less current portion of capitalized leases	(44,629)
Long term capital leases	$19,639.00

The imputed interest rate in the capitalized leases is approximately 10.5%.

Related Party Notes Payable

The Company acquired its 100% interest in TransTech by issuing a Promissory Note (“Note”) to James Gingo, the President of TransTech, in the amount of $2,300,000, plus interest at the rate of three and one-half percent (3.5%) per annum from the date of the Notes. The Note is secured by a security interest in the stock and assets of TransTech, and is payable over a period of three (3) years as follows:

(i)        The sum of $650,000, the amount of any accrued interest due on the Bonderson debt of $600,000 owed by TransTech to the Bonderson Family Living Trust (“Bonderson Debt”) and interest on the unpaid balance, shall be paid to Seller on the earlier of: (A) the one (1) year anniversary of the closing date; or (B) on the closing of $2,500,000 or more in aggregate financing (whether debt, equity or some combination thereof) after the closing date;

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT - continued

(ii)       The sum of $650,000, the amount of any accrued interest due on the Bonderson debt owed by TransTech and interest on the unpaid balance shall be paid to Seller on the earlier of: (A) the two (2) year anniversary of the closing date; or (B) on the closing of $5,000,000 or more in aggregate financing (whether debt, equity or some combination thereof) after the closing date; and

(iii)      The remaining balance of the Note and interest thereon shall be paid to Seller on the earlier of: (A) the three year anniversary of the closing date; or (B) on the closing of $7,500,000 or more in aggregate financing (whether debt, equity or some combination thereof) after the closing date.

In February 2007, the Company entered into a demand note with former CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750.  As of June 30, 2010, the outstanding note payable totaled $50,750 consisting of the note payable to Sparks.  Interest expense accrues on the note at a rate of 18% per annum.  Accrued interest on the notes payable is recorded in the balance sheet in accrued expenses and other liabilities.

Any delays in repayment of the principal and accrued interest on the note payable upon demand result in a penalty interest rate of 30% per annum.  The interest due to Sparks became in arrears on February 16, 2008 and has not been paid as of the date of this filing.  Sparks has not demanded repayment of the note as of the date of this filing.

On April 30, 2009, accounts payable owed to Lynn Felsinger, a consultant, totaling $82,000 was converted into a demand  note. Ms. Felsinger has not demanded repayment of the note as of the date of this filing.

Mr. Ronald Erickson, our Chief Executive Officer, converted outstanding debt with accrued interest in the amount of $152,971 into 1,019,806 shares of common stock of the Company valued at $0.15 per share on March 27, 2009. In addition, an affiliate of Mr. Erickson’s, Juliz I Limited Partnership, loaned the Company operating funds during fiscal 2009.  The balance outstanding at June 30, 2010 is $34,630 plus interest of $3,469.  Additionally, Mr. Erickson incurred expenses on behalf of the Company for a total of $24,322 during the 2009 fiscal year.  This balance was converted into a loan as of September 30, 2009 which bears interest at 8%.  Accrued interest was $1,455 as of June 30, 2010.

Aggregate maturities for notes payable, capitalized leases and long term debt by year are as follows:

Years Ended June 30,	Total
2011	$1,557,440
2012	663,963
2013	1,001,663
2014	3,923
2015	90
Total	$3,227,079

13.	EQUITY

During the quarter ended December 31, 2009, the company issued 300,000 shares of common stock as grants to directors, 100,000 shares of common stock as grants to a consultant, and 300,000 shares to RATLab upon meeting the first milestone pursuant to the letter of intent disclosed in Note 4 above.

On May 10, 2010, the Board of Directors issued to Mark Scott, our Chief Financial Officer, 1,000,000 shares of restricted common stock to be granted upon signing at the closing bid price of $.02 per share on May 7, 2010, with 200,000 issued on signing subject to Rule 144 only and 800,000 subject to repurchase by the Company for at $0.02 per share at Mr. Scott’s request.  The repurchase right shall terminate as to 100,000 shares at the end of every three month period of the two year term.

On May 10, 2010, the Board of Directors issued to Ron Erickson or his designee the issuance of two Million (2,000,000) shares of restricted common stock of the Company and the grant of options to purchase three million (3,000,000) shares at $0.15 per share. The restricted common stock was issued at the closing bid price of $.02 per share on May 7, 2010. The grant of options vests quarterly over two years and expires on May 6, 2020. This common stock issuance and the grant of options replace the 5,000,000 unissued shares previously approved by the Board of Directors on December 21, 2009.

On May 18, 2010, the Board of Directors issued 600,000 shares of restricted common stock of the Company to four (4) consultants and suppliers for the conversion of liabilities or for services. The parties valued the shares in this transaction at $0.02 per share, the closing bid price of the Company’s common stock during negotiations.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	EQUITY - continued

On June 1, 2010, the Board of Directors issued 666,667 shares of restricted common stock of the Company to a service provider for the conversion of $100,000 in liabilities at $.15 per share.

On June 8, 2010, the Board of Directors issued 3,000,000, 100,000 and 100,000 of restricted common stock of the Company to Jim Gingo, Jeff Kruse and Steve Waddle, executives of TransTech, respectively.  The parties valued the shares in this transaction at $0.02 per share, the closing bid price of the Company’s common stock during negotiations.

On June 8, 2010, the Board of Directors issued 600,000 shares of restricted common stock of the Company to Paul Bonderson, a TransTech investor. The parties valued the shares in this transaction at $0.02 per share, the closing bid price of the Company’s common stock during negotiations.

On June 8, 2010, the Board of Directors issued 300,000 shares of restricted common stock of the Company to David Markowski for consulting services. The parties valued the shares in this transaction at $0.02 per share, the closing bid price of the Company’s common stock during negotiations.

On June 11, 2010, the Company issued a warrant for the purchase of 300,000 shares of common stock of the Company to the Sterling Fund for advisory services. The warrant was valued at $.02 per share using the Black-Scholes-Merton option valuation model. The warrant expires June 10, 2013 and is callable if registered and with five closing trading prices of the Company’s common stock over $.50 per share.

14.	STOCK OPTIONS

Description of Stock Option Plan

In 2005, our Board of Directors adopted a combined incentive and nonqualified stock option plan for employees, consultants, suppliers and directors (“2005 Stock Option Plan”).   On October 9, 2006 the Board of Directors authorized an increase in shares available for grant from 2 million to 4 million, subject to stockholder approval.

Determining Fair Value Under ASC 505

The Company records compensation expense associated with stock options and other equity-based compensation using the Black-Scholes-Merton option valuation model for estimating fair value of stock options granted under our plan. The Company amortizes the fair value of stock options on a ratable basis over the requisite service periods, which are generally the vesting periods. The expected life of awards granted represents the period of time that they are expected to be outstanding.  The Company estimates the volatility of our common stock based on the historical volatility of its own common stock over the most recent period corresponding with the estimated expected life of the award. The Company bases the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. The Company has not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes-Merton option valuation model and adjust share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed.

Stock Option Activity

On May 10, 2010, the Board of Directors authorized to Ron Erickson or his designee the grant of non-qualified options to purchase 3,000,000 shares of the Company’s common stock at $0.15 per share. The non- qualified stock option grant vests quarterly over two (2) years and expires in ten (10) years.

On June 8, 2010, the Board of Directors granted Mr. Kruse and Mr. Waddle, executives at TransTech, options to purchase 300,000 and 200,000 shares, respectively, of the Company’s common stock. The awards were granted at the price of $0.09 per share, the bid price on the date the TransTech acquisition documents were approved. In accordance with the 2005 Stock Option Plan, the stock option grants vest quarterly over three (3) years and expire in ten (10) years.

There is currently 1,810,000 options to purchase common stock at $.511 per share outstanding at June 30, 2010 under the 2005 Stock Option Plan. The Company recorded $107,974 and $70,607 of compensation expense, net of related tax effects, relative to stock options for the nine months ended June 30, 2010 and 2009 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00).

15.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

See Note 12 for discussion of notes payable issued to the Company’s former CEO and President during the quarter ended March 31, 2007.   Other than the note payable, related interest and payroll related accruals, all amounts are recorded in the related party accounts payable balance.  As of the filing date, the directors and officers of the Company beneficially own an aggregate 6,406,473 shares of common stock.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES - continued

Mr. Sparks is owed $721,333 of accrued salary plus $57,859 which has been accrued to pay applicable payroll taxes, FUTA, etc.  Additionally, interest of $30,709 is owed Mr. Sparks for the note payable described in Note 11 to these Notes to Financial Statements.  Mr. Sparks is also owed $28,793 for cash amounts advanced by him to Visualant to fund operating expenses since his employment.

During the nine month period ended June 30, 2010, Mr. Erickson incurred additional expenses on behalf of the Company totaling an additional $14,310.   The Company has repaid all of these expenses, except for $2,725 which is recorded in accounts payable from related parties.   Mr. Erickson became CEO and President on November 12, 2009.

Dr. Kawahata, one of the Company’s directors, is owed $90,681 by the Visualant for services rendered to the Company.

16.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company that are expected to have a material adverse effect on its cash flows, financial condition or results of operations.

EMPLOYMENT AGREEMENTS

Agreement with Mark Scott

On May 10, 2010, the Board of Directors approved the appointment of Mr. Scott as Chief Financial Officer based on the (i) cash compensation of $2,000 per month until cash is available at which time cash compensation shall be increased to $8,000 per month; (ii) bonus cash compensation; shall be at the discretion of the senior executive and the board of directors; (iii) benefits after the closing of funding at discretion of Mr. Scott and equivalent to other employees in the company; and (iv) 1,000,000 shares of restricted common stock to be granted upon signing at the closing bid price of $.02 per share on May 7, 2010, with 200,000 issued on signing subject to Rule 144 only and 800,000 subject to repurchase by the Company for at $0.02 per share at Mr. Scott’s request.  The repurchase right shall terminate as to 100,000 shares at the end of every three month period of the two year term.

Agreement with Jim Gingo

On June 8, 2010, the Company entered into an Employment Agreement (“Gingo” Agreement”) with Mr. Jim Gingo, Founder and President of TransTech. The Gingo Agreement has a three year term beginning on June 8, 2010 at the annual base salary of $200,000 per year. The Gingo Agreement provides for participation in the Company’s benefit programs available to other employees (including group insurance arrangements). Also under the Gingo Agreement, Mr. Gingo is eligible for discretionary performance bonuses based upon performance criteria to be determined by the Company’s Compensation Committee based on criteria under development up to 50% of his annual salary. If Mr. Gingo’s employment is terminated without Cause (as defined in the Gingo Agreement), Mr. Gingo will be entitled to a payment equal to one year’s annual base salary paid over the next year.

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment.

TransTech  leases a total of approximately 9,750 square feet of office and warehouse space for its administrative offices, product inventory and shipping operations, at a monthly rental aggregating approximately $52,000. The lease expires March 2011 and has renewal options exist to extend lease agreements for up to an additional 15 years, in 5 year increments with a set accelerating increase of 10% per 5 year term. The currently monthly rent is $4,292, which increases to $4,721 in April 2011.

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Year Ended June 30,	Total
2011	$38,628

17.	SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through August 12, 2010, the date the financial statements were issued.

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

THE COMPANY AND OUR BUSINESS

We were incorporated on October 8, 1998.   The Company's executive offices are located in Seattle, Washington.

We are an emerging leader in authentication systems technology based upon our spectral signature technology as described below and reflected in our patent applications filed in 2007.  These patent applications pertain to the use of controlled illumination with specific bands of electromagnetic radiation, detection of returned electromagnetic radiation and data management in an innovative manner enabling our devices to establish a unique spectral signature for both individual and classes of items.  The unique spectral signature data can potentially be used in a variety of applications in areas such as brand protection, forgery detection, homeland security, medical diagnostics, quality control, fluids monitoring, metal stress analysis, and many others.  As of June 30, 2010, we have six utility patent applications with the U.S. Patent Office.

ACQUISITION OF TRANSTECH SYSTEMS, INC.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to June 30, 2010.

TransTech, founded in 1994, is a distributor of access control and authentication systems serving the security and law enforcement markets.   With recorded revenues of $10 million in 2009, TransTech has a respected national reputation for outstanding product knowledge, sales and service excellence.

This acquisition is expected to accelerate market entry and penetration through the acquisition of well-operated and positioned distributors of security and authentication systems like TransTech, thus creating a natural distribution channel for products featuring our proprietary SPM technology.

Our strategy over the next 18 to 24 months is to generate combined annual revenue in the range of $35 to $50 million, through the acquisition of other high quality companies complementary to TransTech.

OTHER

On December 7, 2009, the Company obtained $250,000 of financing from Coach Capital pursuant to a Convertible Promissory Note earning interest at 8% and convertible in one year at $0.15 per common share or 1,666,667 shares.  Additionally, Coach Capital received warrants to purchase 833,333 shares of the Company’s common stock at $0.15 per share.  The warrant expires 3 years from the date of issuance.

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

As was disclosed in the Company’s 8-K filing, on November 17, 2009, Mr. Erickson has assumed the positions of CEO, President and interim CFO, Secretary and Treasurer as a result of the resignation of Mr. Bradley Sparks from those positions.  Mr. Sparks continues to serve as a Director of the Company.  On May 10, 2010, Mr. Erickson resigned from the positions of CFO, Secretary and Treasurer and Mark Scott was appointed to those positions.  These management changes were disclosed in our 8-K filing on May 12, 2010.

THE COMPANY’S COMMON STOCK

Our common stock trades on the OTCBB Exchange under the symbol “VSUL.OB.”

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

KEY MARKET PRIORITIES

Currently, our key market priorities are, among other things, to:

•	Commercialize the Visualant product line and close sales in the United States and Japan.

•	Implement synergies between TransTech acquisition and the Company.

•	Develop license and royalty producing opportunities for the SPM technology.

•	Improve profitability of the Company by increasing sales and managing expenses.

•
Acquire growth businesses at discounted prices in our target sectors and markets in conjunction with business partners. We expect to focus on growth opportunities with distressed businesses that require improvements in management, financial processes and liquidity to be successful.

•	Leverage our presence in Asia utilizing our Japanese directors.

•	Enhance our investor relations services.

•	We expect to expand our relationship with RATLab and Novabeam and its development of medical, agricultural and environmental applications of the Visualant technology.

PRIMARY RISKS AND UNCERTAINTIES

We are exposed to various risks related to our need for additional financing, the sale of significant numbers of our shares, a volatile market price for our common stock and our merger and acquisition activities. These risks and uncertainties are discussed in more detail below in Part II, Item 1A.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Three Months Ended June 30,
	2010	2009	$ Variance	% Variance

Revenue	$445	$-	$445	100.0%
Cost of sales	354	-	354	-100.0%
Gross profit	91	-	91	100.0%
Research and development expenses	11	-	11	100.0%
Selling, general and administrative expenses	497	77	420	-545.5%
Operating loss	(417)	(77)	(340)	-441.6%
Other income (expense):
Interest expense	(25)	(27)	2	7.4%
Other income	3	-	3	100.0%
Total other expense	(22)	(27)	5	18.5%
Loss before income taxes	(439)	(104)	(335)	-322.1%
Income taxes - current benefit	(4)	-	(4)	100.0%
Net loss	(435)	(104)	(339)	-326.0%
Noncontrolling interest	1	-	1	100.0%
Net loss attributable to Visualant, Inc. and subsidiaries common shareholders	$(436)	$(104)	$(338)	-325.0%

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

SALES

Net revenue for the three months ended June 30, 2010 increased $445,000 to $445,000 as compared to $0 for the three months ended June 30, 2009.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to June 30, 2010.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009 - continued

COST OF SALES

Cost of sales for the three months ended December 31, 2009 increased $354,000 to $354,000 as compared to $0 for the three months ended June 30, 2009.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to June 30, 2010.

EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 2010 increased $340,000 to $417,000 as compared to $77,000 for the three months ended June 30, 2009.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to June 30, 2010.

The selling, general and administrative expenses consisted primarily of research and development expenses, employee and independent contractor expenses, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the three months ended June 30, 2010 was $22,000 as compared to other expense of $27,000 for the three months ended June 30, 2009. The expenses for the three months ended June 30, 2010 included $25,000 for interest expense.

The 2009 other expense was primarily related to interest expense of $27,000

NET LOSS

Net loss for the three months ended June 30, 2010 was $435,000 as compared to a net loss of $104,000 for the three months ended June 30, 2009.

NINE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2009

	Nine Months Ended June 30,
	2010	2009	$ Variance	% Variance

Revenue	$445	$-	$445	100.0%
Cost of sales	354	-	354	-100.0%
Gross profit	91	-	91	100.0%
Research and development expenses	59	214	(155)	72.4%
Selling, general and administrative expenses	828	570	258	-45.3%
Operating loss	(796)	(784)	(12)	-1.5%
Other income (expense):
Interest expense	(63)	(47)	(16)	-34.0%
Other income	3	-	3	100.0%
Total other expense	(60)	(47)	(13)	-27.7%
Loss before income taxes	(856)	(831)	(25)	-3.0%
Income taxes - current benefit	(4)	-	(4)	100.0%
Net loss	(852)	(831)	(29)	-3.5%
Noncontrolling interest	1	-	1	100.0%
Net loss attributable to Visualant, Inc. and subsidiaries common shareholders	$(853)	$(831)	$(28)	-3.4%

SALES

Net revenue for the nine months ended June 30, 2010 increased $445,000 to $445,000 as compared to $0 for the nine months ended June 30, 2009.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to June 30, 2010.

COST OF SALES

Cost of sales for the nine months ended December 31, 2009 increased $354,000 to $354,000 as compared to $0 for the nine months ended June 30, 2009.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to June 30, 2010.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NINE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2009 - continued

EXPENSES

Selling, general and administrative expenses for the nine months ended June 30, 2010 increased $12,000 to $796,000 as compared $784,000for the nine months ended June 30, 2009. Selling, general and administrative expenses increased $258,000 and research and development expenses decreased $155,000.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to June 30, 2010.

The selling, general and administrative expenses consisted primarily of research and development expenses, employee and independent contractor expenses, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the nine months ended June 30, 2010 was $60,000 as compared to other expense of $47,000 for the nine months ended June 30, 2009. The expenses for the three months ended June 30, 2010 included $63,000 for interest expense.

The 2009 other expense was primarily related to interest expense of $47,000.

NET LOSS

Net loss for the nine months ended June 30, 2010 was $852,000 as compared to a net loss of $831,000 for the nine months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $110,837, a net working capital deficit of approximately $2.5 million and total indebtedness of $ 5.5 million as of June 30, 2010.

We will need to obtain additional financing to implement the business plan, service our debt repayments and acquire new businesses. There can be no assurance that we will be able to secure funding, or that if such funding is available, whether the terms or conditions would be acceptable to us.

Volatility and disruption of financial markets could affect our access to credit. The current difficult economic market environment is causing contraction in the availability of credit in the marketplace. This could potentially reduce or eliminate the sources of liquidity for the Company.

If the Company is unable to obtain additional financing, we may need to restructure our operations, divest all or a portion of our business or file for bankruptcy.

OPERATING ACTIVITIES

Net cash used in operating activities for the nine months ended June 30, 2010 was $.4 million. This amount was primarily related to a net loss of $.9 million, offset by depreciation and amortization and other non-cash expenses of $ .3 million.

FINANCING ACTIVITIES

Net cash provided by financing activities for the nine months ended June 30, 2010 was $.5 million. This amount was primarily related to proceeds from line of credit of $.2 million and proceeds from the issuance of convertible debt of $.3 million.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NINE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2009 - continued

The Company’s contractual cash obligations as of June 30, 2010 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$38,628	$38,628	$0	$0	$0
Note payable	3,227,079	1,557,440	1,665,626	4,013	0
Capital expenditures	140,000	30,000	55,000	30,000	25,000
Acquisitions	0	0	0	0	0
	$3,405,707	$1,626,068	$1,720,626	$34,013	$25,000

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of August 12, 2010, there were 38.2 million shares of common stock issued and outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

Some of the present shareholders have acquired shares at prices as low as $0.001 per share, whereas other shareholders have purchased their shares at prices ranging from $0.15 to $0.75 per share.

WE MAY ENGAGE IN ACQUISITIONS, MERGERS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES THAT COULD RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

ITEM 1A.	RISK FACTORS - continued

In the normal course of business, we engage in discussions relating to possible acquisitions, equity investments, mergers, strategic alliances, joint ventures and divestitures. Such transactions are accompanied by a number of risks, including:

- Use of significant amounts of cash,

- Potentially dilutive issuances of equity securities on potentially unfavorable terms,

- Incurrence of debt on potentially unfavorable terms as well as impairment expenses related to goodwill and amortization expenses related to other intangible assets, and

- The possibility that we may pay too much cash or issue too many of our shares as the purchase price for an acquisition relative to the economic benefits that we ultimately derive from such acquisition.

- The process of integrating any acquisition may create unforeseen operating difficulties and expenditures. The areas where we may face difficulties include:

- Diversion of management time, during the period of negotiation through closing and after closing, from its focus on operating the businesses to issues of integration,

- Decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business,

- The need to integrate each Company's accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented,

- The need to implement controls, procedures and policies appropriate for a public Company that may not have been in place in private companies, prior to acquisition,

- The need to incorporate acquired technology, content or rights into our products and any expenses related to such integration, and

- The need to successfully develop any acquired in-process technology to realize any value capitalized as intangible assets.

From time to time, we have also engaged in discussions with candidates regarding the potential acquisitions of our product lines, technologies and businesses. If a divestiture such as this does occur, we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to:

- Effectively transfer liabilities, contracts, facilities and employees to any purchaser,

- Identify and separate the intellectual property to be divested from the intellectual property that we wish to retain,

- Reduce fixed costs previously associated with the divested assets or business, and

- Collect the proceeds from any divestitures.

In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other products offered by us. All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

If we do not realize the expected benefits or synergies of any divestiture transaction, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

WE MAY INCUR LOSSES IN THE FUTURE.

We have experienced net losses since inception. There can be no assurance that we will achieve or maintain profitability.

ITEM 1A.	RISK FACTORS - continued

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

OUR MANAGEMENT HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY.

As of June 30, 2010, Mr. Erickson and his immediate family members, either directly or indirectly, own or control 6,406,473 shares as of the filing date or approximately 16.8% of our common stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a “group” for the purposes of Rule 13d-3 under the Exchange Act. Mr. Ronald P. Erickson, our Chief Executive officer, controls each of our Controlling Shareholders.

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

TRADING IN THE COMPANY’S STOCK MAY BE RESTRICTED BY BLUE SKY ELIGIBILITY AND THE SEC’S PENNY STOCK REGULATIONS.

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

The Blue Sky eligibility and the penny stock rules may discourage investor interest in and limit the marketability of, the Company’s common stock.

ITEM 1A.	RISK FACTORS - continued

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

On May 10, 2010, the Board of Directors issued to Mark Scott, our Chief Financial Officer, 1,000,000 shares of restricted common stock to be granted upon signing at the closing bid price of $.02 per share on May 7, 2010, with 200,000 issued on signing subject to Rule 144 only and 800,000 subject to repurchase by the Company for at $0.02 per share at Mr. Scott’s request.  The repurchase right shall terminate as to 100,000 shares at the end of every three month period of the two year term.

On May 10, 2010, the Board of Directors issued to Ron Erickson or his designee the issuance of two Million (2,000,000) shares of restricted common stock of the Company and the grant of options to purchase three million (3,000,000) shares at $0.15 per share. The restricted common stock was issued at the closing bid price of $.02 per share on May 7, 2010. The grant of options vests quarterly over two years and expires on May 6, 2020. This common stock issuance and the grant of options replace the 5,000,000 unissued shares previously approved by the Board of Directors on December 21, 2009.

On May 18, 2010, the Board of Directors issued 600,000 shares of restricted common stock of the Company to four (4) consultants and suppliers for the conversion of liabilities or for services. The parties valued the shares in this transaction at $0.02 per share, the closing bid price of the Company’s common stock during negotiations.

On June 1, 2010, the Board of Directors issued 666,667 shares of restricted common stock of the Company to a service provider for the conversion of $100,000 in liabilities at $.15 per share.

On June 8, 2010, the Board of Directors issued 3,000,000, 100,000 and 100,000 of restricted common stock of the Company to Jim Gingo, Jeff Kruse and Steve Waddle, executives of TransTech, respectively.  The parties valued the shares in this transaction at $0.02 per share, the closing bid price of the Company’s common stock during negotiations.

On June 8, 2010, the Board of Directors issued 600,000 shares of restricted common stock of the Company to Paul Bonderson, a TransTech investor. The parties valued the shares in this transaction at $0.02 per share, the closing bid price of the Company’s common stock during negotiations.

On June 8, 2010, the Board of Directors issued 300,000 shares of restricted common stock of the Company to David Markowski for consulting services. The parties valued the shares in this transaction at $0.02 per share, the closing bid price of the Company’s common stock during negotiations.

On June 11, 2010, the Company issued a warrant for the purchase of 300,000 shares of common stock of the Company to the Sterling Fund for advisory services. The warrant was valued at $.02 per share using the Black-Scholes-Merton option valuation model. The warrant expires June 10, 2013 and is callable if registered and with five closing trading prices of the Company’s common stock over $.50 per share.

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

10.5	Stock Purchase Agreement dated June 8, 2010 by and between Visualant, Inc. and TransTech Systems, Inc. Filed herewith.

10.6	Promissory Note dated June 8, 2010 by and between Visualant, Inc, and James M. Gingo. Filed herewith.

10.7	Stock Pledge Agreement dated June 8, 2010 by and between Visualant, Inc, James M. Gingo and Brownstein, Rask, Sweeney, Kerr, Grim, Grim, DeSylvia and Hay, LLP. Filed herewith.

10.8	Security Agreement dated June 8, 2010 by TransTech Systems, Inc. Filed herewith.

10.9	Employment Agreement dated June 8, 2010 by and between Visualant, Inc. and Jim Gingo. Filed herewith. *

10.10	Term Sheet dated May 5, 2010 by and between Mark Scott and Visualant, Inc. Filed herewith. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 906 Certifications
__________________

* Indicates management contract or compensatory plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INCORPORATED

(Registrant)

Date: August 12, 2010	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 12, 2010	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
( Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.5	Stock Purchase Agreement dated June 8, 2010 by and between Visualant, Inc. and TransTech Systems, Inc. Filed herewith.

10.6	Promissory Note dated June 8, 2010 by and between Visualant, Inc, and James M. Gingo. Filed herewith.

10.7	Stock Pledge Agreement dated June 8, 2010 by and between Visualant, Inc, James M. Gingo and Brownstein, Rask,Sweeney, Kerr, Grim, Grim, DeSylvia and Hay, LLP. Filed herewith.

10.8	Security Agreement dated June 8, 2010 by TransTech Systems, Inc. Filed herewith.

10.9	Employment Agreement dated June 8, 2010 by and between Visualant, Inc. and Jim Gingo. Filed herewith.

10.10	Term Sheet dated May 5, 2010 by and between Mark Scott and Visualant, Inc. Filed herewith.