Form 10-K
period 2010-09-30
VISUALANT INC
filed 2010-12-30
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2010

☐ TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transaction period from ________ to ________

Commission File number  0-25541

VISUALANT, INC.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes    ☒ No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

As of March 31, 2010 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $1,232,812.

As of December 30, 2010, the Company had 38,249,374 shares of common stock issued.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act") regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as revenue projections, projected profitability, growth strategies, development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Forward-looking statements in this report reflect the good faith judgment of our management and the statements are based on facts and factors as we currently know them. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

ITEM 1.    DESCRIPTION OF BUSINESS

THE COMPANY AND OUR BUSINESS

Visualant, Inc. (the “Company” or “Visualant”) was incorporated under the laws of the State of Nevada on October 8, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value. On September 13, 2002, 50,000,000 shares of preferred stock with a par value of $0.001 were authorized by the shareholders.  There are no preferred shares issued and the terms have not been determined. Our executive offices are located in Seattle, Washington.  As of June 8, 2010, we are no longer in the development stage.

We develop low-cost, high speed, light-based security and quality control solutions for use in homeland security, anti-counterfeiting, forgery/fraud prevention, brand protection and process control applications.  Our patent-pending technology uses controlled illumination with specific bands of light, to establish a unique spectral signature for both individual and classes of items.  When matched against existing databases, these spectral signatures allow precise identification and authentication of any item or substance.  This breakthrough optical sensing and data capture technology is called Spectral Pattern Matching (SPM). SPM technology can be miniaturized and is easily integrated into a variety of hand-held or fixed mount configurations, and can be combined in the same package as a bar-code or biometric scanner.  As of September 30, 2010, we had six utility patent applications with the U.S. Patent Office and one patent pending in Japan.

Through our wholly owned subsidiary, TransTech Systems, Inc., we provide security and authentication solutions to security and law enforcement markets throughout the United States.

ACQUISITION OF TRANSTECH SYSTEMS, INC. (“TransTech”)

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to September 30, 2010.

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

Our strategy of the next 18 to 24 months is to generate substantially increase revenues through the further acquisition of other high quality companies complementary to TransTech, growth of TransTech and the sale and license of SPM products.

PROPOSED ACQUISITION OF RATLAB LLC (“RATLab”)

On October 1, 2010, we signed a Letter of Intent to acquire all Visualant related assets of the RATLab.

The RATLab is a Seattle based research and development laboratory created by Dr. Tom Furness, founder and Director of the HITLab International, with labs at Seattle, University of Canterbury in New Zealand, and the University of Tasmania in Australia. The RATLab is guided by Dr. Tom Furness and Dr. Brian Schowengerdt, a research scientist in the field of optics and vision science, who developed the Spectral Pattern Matching (“SPM”) technology under contract for Visualant.

With this acquisition, we will consolidate all intellectual property relating to the SPM technology in the Company.  In addition to its current authentication and security applications of SPM, we will now own all other applications including the important fields of medicine, agriculture, and the environment and begin the creation of the Visualant Laboratory.

Upon the closing of this asset acquisition transaction, Dr. Tom Furness and Dr. Brian Schowengerdt will continue to provide technology leadership to us, under terms that are still subject to negotiation.

We are proposing to acquire the Visualant related assets of the RATLab as follows:

a.         One million shares (1,000,000) of the Company’s common stock at closing valued at twenty cents ($0.20) per share, the price during the negotiation of this agreement.

b.         Two hundred and fifty thousand dollars ($250,000), with one hundred thousand dollars ($100,000) payable at closing and one hundred and fifty thousand dollars ($150,000) to be paid no later than the first anniversary of closing.

c.         The outstanding promissory note owing to Tom Furness in the amount of $65,000 with accrued interest is to be paid at closing.  The interest is to be calculated on a 7% annualized basis beginning September 1, 2006.

The acquisition of the Visualant related assets of the RATLab is expected to close during the first calendar quarter of 2011.

OTHER

On December 7, 2009, we obtained $250,000 of financing from Coach Capital pursuant to a Convertible Promissory Note. Interest accrues at 8% and the $250,000 may be converted into restricted common stock on November 27, 2010 at $0.15 per share.  This financing places certain restrictions on us.  In addition, Coach Capital received warrants to purchase 833,333 shares of the Company’s common stock at $0.15 per share.  The warrant expires 3 years from the date of issuance.

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

CORPORATE INFORMATION

We were incorporated in Delaware on November 12, 1998. The Company’s executive offices are located at 500 Union Street, Suite 406, Seattle, WA 98101. The Company’s telephone number is (206) 903-1351 and its principal website address is located at www.visualant.net. The information on our website is not incorporated as a part of this Form 10-K.

THE COMPANY’S COMMON STOCK

Our common stock trades on the OTCBB Exchange under the symbol “VSUL.OB.”

INDUSTRY OVERVIEW

Visualant’s SPM technology resides in the general marketplace for spectroscopy (measurement of light according to its spectrum) and spectrometry (the measurement of the chemical or atomic components as a function of light reflected or absorbed by them).  These analytic tools are typically fragile and expensive often costing tens or hundreds of thousands of dollars.  The Visualant SPM technology is flexible, sturdy and has a very low cost.

The Visualant SPM technology can used to create low cost, ubiquitous analytic devices that can be used in numerous applications in the broad. There is no room for error in security and authentication, hence the industry requires layers of redundancies in order to provide hoped for failsafe security.   The security and authentication industry uses numerous tools in its pursuit of security.  These include RFID chips and holograms for access control cards, threads and holograms in currency, and other means of marking to thwart counterfeiting.  Visualant SPM technology provides a level of redundancy without the addition of any specific marking.  The SPM technology simply sees the colors present and determines those colors accuracy as against the prescribed standard.  In this case, Visualant SPM technology exists in the broad industry of component providing solutions for security and authentication.

TransTech, our wholly-owned subsidiary, is a security and authentication distribution company selling products to over 500 dealers in the United States.  TransTech’s products include a variety of security and authentication products including printers, access control devices and numerous components.   Distribution is fragmented in the security and authentication marketplace.  There are large companies, including Scan Source Security, Wynit, Inc. and  Plasco ID, whom increasingly sell directly to customers via the Internet and smaller regional and national distributors who sell to these same customers and provide value added services and support.  Often called value added resellers or VARs, distributors such as TransTech work hard to maintain their customers through service and support.

KEY MARKET PRIORITIES

Currently, our key market priorities are, among other things, to:

•	Commercialize the Visualant technology and close sales in the United States and Japan.

•	Implement synergies between TransTech acquisition and the Company.

•	Develop license and royalty producing opportunities for the SPM technology outside the core security and authentication marketplace to include medical, agricultural and environmental diagnostics.

•	Close the acquisition of the Visualant related assets of the RATLab LLC.

•	Pursue additional acquisitions which extend the product range and geographic reach of TransTech.

•	Improve profitability of the Company by increasing sales and managing expenses.

•
Acquire growth businesses at discounted prices in our target sectors and markets in conjunction with business partners. We expect to focus on growth opportunities with distressed businesses that require improvements in management, financial processes and liquidity to be successful.

•	Leverage our presence in Asia utilizing our Japanese directors.

•	Enhance our investor relations services.

PRIMARY RISKS AND UNCERTAINTIES

We are exposed to various risks related to our need for additional financing, the sale of significant numbers of our shares, a volatile market price for our common stock and our merger and acquisition activities. These risks and uncertainties are discussed in more detail below in Part I, Item 1A.

DISTRIBUTION METHODS

Distribution is fragmented in the security and authentication marketplace.  There are large companies who increasingly sell directly to customers via the Internet and smaller regional and national distributors who sell to these same customers and provide value added services and support.  Often called value added resellers or VARs, distributors such as TransTech work hard to maintain their customers through service and support.

The Visualant SPM technology, as focused upon the security and authentication marketplace will provide TransTech with higher margin proprietary products.  Visualant will be able to leverage its built-in channel of distribution at TransTech and obtain speed to market advantage.  At the same time, where appropriate, Visualant will utilize broad global channels of distribution for its SPM technology.  The Company also expects to enter into joint ventures with co-development partners who may have their own channels of distribution.

COMPETITION

We are not aware of any direct competitors using technology with capabilities of the Visualant SPM technology in the security and authentication marketplace.  There are several indirect competitors in the form of other methods for determining the authenticity of products and people.  These competitive products include the use of RFID chips, holograms, iris scans, fingerprints and other means of determining whether a person or product is authentic.  Many companies compete in the security and authentication marketplace with various solutions many of which perform with excellence.  We believe that we can provide an accurate, cost effective component which will add value to customers looking for additional inexpensive redundancies to solve their security and authentication problems.

As discussed above under “Distribution Methods,” TransTech does face direct competition from both OEMs selling directly to end users/customers and from other distributors of both the same products as TransTech distributes and competing products.

GEOGRAPHICAL MARKETS

We primarily operate in the U.S. and Japan.  The Company is seeking acquisitions in other markets in order to expand its reach to the global marketplace.

DEVELOPMENT OF SPECTRUM PATTERN MATCHING TECHNOLOGY

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

The Company now intends to acquire all Visualant related assets of the RATLab LLC pursuant to the Letter of Intent executed between the Company and the RATLab on October 1, 2010.

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

EMPLOYEES

As of September 30, 2010, we had 12 full-time and 3 part-time employees and four contractors. Most employees were based in Oregon. The Chief Executive Officer and Chief Financial Officer are based out of the Seattle, Washington office.

WEBSITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION REPORTS

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information concerning filers. We also maintain a web site at http://www.visualant.net that provides additional information about our Company and links to documents we file with the SEC. The Company's charters for the Audit Committee, the Compensation Committee, and the Nominating Committee; and the Code of Conduct & Ethics are also available on our website. The information on our website is not part of this Form 10-K.

ITEM 1A. RISK FACTORS

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of December 30, 2010, there were 38.2 million shares of common stock issued and outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

OUR MANAGEMENT HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY.

As of September 30, 2010, Mr. Erickson and his immediate family members, either directly or indirectly, own or control 6,406,473 shares as of the filing date or approximately 16.8% of our common stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a “group” for the purposes of Rule 13d-3 under the Exchange Act. Mr. Ronald P. Erickson, our Chief Executive officer, controls each of our Controlling Shareholders.

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

WE HAVE LIMITED INSURANCE.

We have limited director and officer insurance and commercial insurance policies. Any significant claims would have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Corporate Offices

The Company's executive offices are located at 500 Union Street, Suite 406, Seattle, Washington, USA, 98101. The office is located in premises which are also used by the Chairman of the Board of the Company for other business interests. The Company accrues, but does not pay rent of $400 per month for the use of this office at this time.

TransTech Facilities

TransTech leases a total of approximately 9,750 square feet of office and warehouse space for its administrative offices, product inventory and shipping operations, at a monthly rental of $4,292. The lease was extended from March 2011 for an additional five year term at a monthly rental of $4,721. There are two additional five year renewals with a set accelerating increase of 10% per 5 year term.  TransTech also leases additional 500 square feet of off-site space at $250 per month from a related party.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on OTCBB Exchange under the symbol "VSUL". The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

QUARTER ENDED	HIGH	LOW

December 31, 2009	$0.170	$0.040
March 31, 2010	$0.160	$0.050
June 30, 2010	$0.400	$0.050
September 30, 2010	$0.400	$0.140

December 31, 2008	$0.150	$0.010
March 31, 2009	$0.500	$0.030
June 30, 2009	$0.200	$0.050
September 30, 2009	$0.120	$0.050

As of September 30, 2010, the closing price of the Company's common stock was $0.33 per share. As of December 30, 2010, there were 38,249,374 shares of common stock outstanding held by approximately 130 stockholders of record. The number of stockholders, including the beneficial owners' shares through nominee names is approximately 1,300.

DIVIDEND POLICY

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended September 30, 2010, there were no sales of unregistered sales of equity securities.

Performance Graph
Comparison of Cumulative Total Return
April 30, 2006-September 30, 2010

Among Visualant, Inc., Russell Microcap- Growth Index Without Dividend and the Russell Microcap Index Without Dividend

The above assumes that $100 was invested in the common stock and each index on April 30, 2006. Although the company has not declared a dividend on its common stock, the total return for each index assumes the reinvestment of dividends. Stockholder returns over the periods presented should not be considered indicative of future returns. The foregoing table shall not be deemed incorporated by reference by any general statement incorporating by reference the Form 10-K  into any filing under the Securities Act or the Exchange Act, except to the extent the company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the acts.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of September 30, 2010 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity compensation
	exercise of outstanding	outstanding options,	plan (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plan
approved by shareholders	-	-	-
Equity compensation plans
not approved by shareholders	4,735,000	0.288	-
Total	4,735,000	0.288	-

ITEM 6.    SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended September 30, 2010, 2009 and 2008. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended September 30,
	2010	2009	2008	2007	2006

(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$2,543	$-	$-	$-	$-
Net loss	(1,147)	(951)	(945)	(1,635)	(1,032)
Net (loss) profit applicable to Visualant, Inc. common shareholders	(1,149)	(951)	(945)	(1,635)	(1,032)
Net loss per share	(0.04)	(0.03)	(0.05)	(0.10)	(0.06)

BALANCE SHEET DATA:
Total assets	4,144	12	2	89	7
Stockholder's deficiency	(1,900)	(1,366)	(2,135)	(1,478)	(473)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are developing low-cost, high speed, light-based security and quality control solutions for use in homeland security, anti-counterfeiting, forgery/fraud prevention, brand protection and process control applications.  Our patent-pending technology uses controlled illumination with specific bands of light, to establish a unique spectral signature for both individual and classes of items.  When matched against existing databases, these spectral signatures allow precise identification and authentication of any item or substance.  This breakthrough optical sensing and data capture technology is called Spectral Pattern Matching (SPM).  SPM technology can be miniaturized and is easily integrated into a variety of hand-held or fixed mount configurations, and can be combined in the same package as a bar-code or biometric scanner.  As of September 30, 2010, we have six utility patent applications with the U.S. Patent Office and one patent pending in Japan.

Through our wholly owned subsidiary TransTech Systems we provide security and authentication solutions to security and law enforcement markets throughout the United States. We closed the acquisition of TransTech on June 8, 2010 and recorded the results from June 8, 2010 to September 30, 2010. As of June 8, 2010, the Company is no longer in the development stage.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)

	Year Ended September 30,
	2010	2009	$ Variance	% Variance

Revenue	$2,543	$-	$2,543	100.0%
Cost of sales	2,095	-	2,095	-100.0%
Gross profit	448	-	448	100.0%
Research and development expenses	91	214	(123)	-57.5%
Selling, general and administrative expenses	1,378	683	695	-101.8%
Operating loss	(1,021)	(897)	(124)	-13.8%
Other income (expense):
Interest expense	(144)	(54)	(90)	-166.7%
Other income	10	-	10	100.0%
Total other expense	(134)	(54)	(80)	-148.1%
Loss before income taxes	(1,155)	(951)	(204)	-21.5%
Income taxes - current benefit	(8)	-	(8)	100.0%
Net loss	(1,147)	(951)	(196)	-20.6%
Non-controlling interest	2	-	2	-100.0%
Net loss attributable to Visualant, Inc. common shareholders	$(1,149)	$(951)	$(198)	-20.8%

YEAR ENDED SEPTEMBER 30, 2010 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2009

SALES

Net revenue for the year ended September 30, 2010 increased $2,543,000 to $2,543,000 as compared to $0 for the year ended September 30, 2009.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to September 30, 2010.

COST OF SALES

Cost of sales for the year ended September 30, 2010 increased $2,095,000 to $2,095,000 as compared to $0 for the year ended September 30, 2009.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to September 30, 2010.

EXPENSES

Selling, general and administrative expenses for the year ended September 30, 2010 increased $695,000 to $1,378,000 as compared $682,000 for the year ended September 30, 2009.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to September 30, 2010.

The selling, general and administrative expenses consisted primarily of employee and independent contractor expenses, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the year ended September 30, 2010 was $134,000 as compared to other expense of $54,000 for the year ended September 30, 2009. The expenses for the year ended September 30, 2010 included $144,000 for interest expense.

The 2009 other expense was primarily related to interest expense of $54,000.

NET LOSS

Net loss for the year ended September 30, 2010 was $1,147,000 as compared to a net loss of $951,000 for the year ended September 30, 2009.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)

	Year Ended September 30,
	2009	2008	$ Variance	% Variance

Revenue	$-	$-	$-	0.0%
Cost of sales	-	-	-	0.0%
Gross profit	-	-	-	0.0%
Research and development expenses	214	-	214	-100.0%
Selling, general and administrative expenses	683	792	(109)	-13.8%
Operating loss	(897)	(792)	(105)	-13.3%
Other income (expense):
Interest expense	(54)	(153)	99	64.7%
Other income	-	-	-	0.0%
Total other expense	(54)	(153)	99	64.7%
Loss before income taxes	(951)	(945)	(6)	-0.6%
Income taxes - current benefit	-	-	-	0.0%
Net loss	(951)	(945)	(6)	-0.6%
Non-controlling interest	-	-	-	0.0%
Net loss attributable to Visualant, Inc. common shareholders	$(951)	$(945)	$(6)	-0.6%

YEAR ENDED SEPTEMBER 30, 2009 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2008

EXPENSES

Selling, general and administrative expenses for the year ended September 30, 2009 decreased $109,000 to $683,000 as compared $792,000 for the year ended September 30, 2008. The decrease reflected lower expenditures.

The selling, general and administrative expenses consisted primarily of employee and independent contractor expenses, overhead, equipment and depreciation, professional and consulting fees, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the year ended September 30, 2009 was $54,000 as compared to other expense of $153,000 for the year ended September 30, 2008. The expenses for the year ended September 30, 2009 included $54,000 for interest expense.

The 2008 other expense was primarily related to interest expense of $153,000.

NET LOSS

Net loss for the year ended September 30, 2009 was $951,000 as compared to a net loss of $945,000 for the year ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $83,937, a net working capital deficit of approximately $2.7 million and total indebtedness of $ 6.0 million as of September 30, 2010.

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

OPERATING ACTIVITIES

Net cash used in operating activities for the year ended September 30, 2010 was $.4 million. This amount was primarily related to a net loss of $1.2 million and an increase in inventory of $.2 million, offset by depreciation and amortization and other non-cash expenses of $ .5 million and an increase in accounts payable and accrued liabilities of $.5 million.

FINANCING ACTIVITIES

Net cash provided by financing activities for the year ended September 30, 2010 was $.5 million. This amount was primarily related to proceeds from line of credit of $.2 million and proceeds from the issuance of convertible debt of $.3 million.

Our contractual cash obligations as of September 30, 2010 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$304,732	$54,508	$113,309	$113,309	$23,606
Capital lease obligations	0	0	0	0	0
Note payable	3,189,473	1,513,495	1,670,528	5,450	0
Capital expenditures	140,000	30,000	55,000	30,000	25,000
Acquisitions	315,000	165,000	150,000	0	0
	$3,949,205	$1,763,003	$1,988,837	$148,759	$48,606

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of GAAP involves the exercise of varying degrees of judgment. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies (see summary of significant accounting policies more fully described in Note 2 to the financial statements set forth in this report), the following policies involve a higher degree of judgment and/or complexity:

INVENTORIES

Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is no provision for impaired inventory as of September 30, 2010.

REVENUE RECOGNITION

TransTech revenue is derived from products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company recorded deferred revenue of $0 as of September 30, 2010 and 2009, respectively.

There is no SPM revenue at this time.

STOCK BASED COMPENSATION

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

Reference is made to our consolidated financial statements beginning on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control--Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2010.

The effectiveness of our internal control over financial reporting as of September 30, 2010 has not been audited by Madsen Associates, CPA’s Inc., an independent registered public accounting firm, as stated in their report which is included herein.

CHANGES IN INTERNAL CONTROL

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected or is likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended September 30, 2010 that were not filed.

PART III

Except as otherwise disclosed below, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the Visualant, Inc. Proxy Statement for the annual meeting of shareholders to be held on March 18, 2011, as summarized below:

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

"Election of Directors;" "Section 16(a) Beneficial Ownership Reporting Compliance;" "Corporate Governance;" and "Meetings and Committees of the Board of Directors." – see the Visualant, Inc. Proxy Statement for the annual meeting of shareholders to be held on March 18, 2011

The following table sets forth, as of September 30, 2010, the name, age, and position of each executive officer and director and the term of office of each director of the Company,  as well as certain biographical information, is set forth below.

Name	Age	Positions and Offices Held	Since
Ronald Erickson	67	Chairman of the Board, Chief Executive Officer and Director	April 24, 2003

Mark Scott	57	Chief Financial Officer and Secretary	May 1, 2010

Bradley Sparks	64	Director	November 10, 2006

Jon Pepper	59	Independent Director	April 19, 2006

Dr. Masahiro Kawahata	74	Independent Director	April 19, 2006

Marco Hegyi	52	Independent Director	February 14, 2008

Yoshitami Arai	79	Independent Director	October 8, 2008

James Gingo	58	Independent Director	June 8, 2010

Paul Bonderson	58	Independent Director	June 8, 2010

Business Experience Descriptions

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

RONALD P. ERICKSON has been a director and officer of the Company since April 24, 2003. He currently serves as the Company’s Chairman, Chief Executive Officer and President.  He was appointed to the positions of CEO and President on November 10, 2009.   Earlier, he was appointed President and Chief Executive Officer of the Company on September 29, 2003, and resigned from this position on August 31, 2004 at which time he was appointed Chairman of the Board. A seasoned executive with more than 30 years of experience in the high technology, telecommunications, micro-computer, and digital media industries, Mr. Erickson was the founder of Visualant. In addition to his Visualant responsibilities he also serves as Chairman of ivi, Inc. a streaming media company and eCharge Corporation an Internet based transaction processing company. He is formerly Chairman, CEO and Co-Founder of Blue Frog Media, a mobile media and entertainment company; Chairman, CEO and Co-founder of GlobalTel Resources, a provider of telecommunications services; Chairman, Interim President and CEO of Egghead Software, Inc. the large software reseller where he was an original investor; Chairman and CEO of NBI, Inc.; and Co-founder of MicroRim, Inc. the database software developer. Earlier, Mr. Erickson practiced law in Seattle and worked in public policy in Washington, DC and New York, NY. Additionally, Mr. Erickson has been an angel investor and board member of a number of public and private technology companies. Mr. Erickson has a BA from Central Washington University, a MA from the University of Wyoming and a JD from the University of California, Davis. He is licensed to practice law in the State of Washington and the District of Columbia.

MARK SCOTT has served as Chief Financial Officer, Secretary and Treasurer since May 2010. He has significant financial, capital market and relations experience in public microcap companies. Mr. Scott continues to serve as Chief Financial Officer of IA Global, Inc., a position he has held since October 2003. Previously, he held executive financial positions with Digital Lightwave; Network Access Solutions; and Teltronics, Inc. He has also held senior financial positions at Protel, Inc., Crystals International, Inc., Ranks Hovis McDougall, LLP and Brittania Sportswear, and worked at Arthur Andersen. As a member of the National Association of Corporate Directors, Mr. Scott is a certified corporate director. Mr. Scott is also a certified public accountant.

BRADLEY E. SPARKS currently serves as a director. On November 12, 2009, Mr. Sparks resigned as the Company’s Chief Executive Officer and President.  He held these positions since November 2006.  Mr. Sparks currently serves as the Chief Financial Officer for Laredo Oil, Inc.  Before joining Visualant in 2006, he served as Chief Financial Officer of WatchGuard Technologies, Inc. from 2005-2006.  Previous to WatchGuard, he was the founder and managing director of Sunburst Growth Ventures, LLC, a private investment firm specializing in emerging-growth companies.  Earlier, he founded Pointer Communications and served as Chief Financial Officer for several publicly-held telecommunications companies, including eSpire Communications, Inc., Digex, Inc., Omnipoint Corporation, and WAM!NET.  He also served as Vice President and Treasurer of MCI Communications from 1988-1993 and as Vice President and Controller from 1993-1995.  Before his tenure at MCI, Mr. Sparks held various financial management positions at Ryder System, Inc.  Mr. Sparks also serves on the Board of Directors for iCIMS, a privately--held software company and Comrise China, also a privately—held company. Mr. Sparks graduated from the United States Military Academy at West Point and is a former Army Captain in the Signal Corps. He has an MS in Management from the Sloan School of Management at MIT and is a licensed CPA in Florida.

JON PEPPER has served as an independent director since April 19, 2006. Mr. Pepper is the co-founder of Pepcom [www.pepcom.com], an industry leader at producing press-only technology showcase events around the country. Prior to that Pepper started the DigitalFocus newsletter, a ground-breaking newsletter on digital imaging that went to leading influencers worldwide. Pepper has been closely involved with the high technology revolution since the beginning of the personal computer era. He was formerly a well-regarded journalist and columnist; his work on technology subjects appeared in The New York Times, Fortune, PC Magazine, Men's Journal, Working Woman, PC Week, Popular Science and many other well known publications. Pepper was educated at Union College in Schenectady, New York and the Royal Academy of Fine Arts in Copenhagen.

DR. MASAHIRO KAWAHATA has served as an independent director since April 19, 2006. Dr. Kawahata is the former Director of the Fujitsu Research Institute. He is known in Japan as "the father of multimedia" for his work as National Program Director in developing the nationwide fiber optic network. Early in 2005, the U.S. Government officially acknowledged him as "Non-U.S. Scientist of Extraordinary Ability". Dr. Kawahata has taught at Tokai University, is a Consulting Professor at Stanford University, Provost's Distinguished Professor at the University of Southern California and Visiting Professor at the University of Washington. He has served as a Director of numerous technology companies, and has received several prestigious awards in the United States and Japan.

MARCO HEGYI has served as an independent director since February 14, 2008. Mr. Hegyi has been a principal with the Chasm Group since 2006, where he combines his expertise in, and passion for helping companies expand their businesses with innovative technologies and collaborative partnership strategies using mobile and wireless platforms, service business models and Internet marketing programs.

Prior to working as a strategic advisor, Mr. Hegyi served as Senior Director, Global Product Management, at Yahoo Search Marketing during 2006. Prior to Yahoo, Mr. Hegyi was at Microsoft leading program management for Microsoft Windows and Office beta releases aimed at software developers from 2001 to 2006. While at Microsoft, he formed new service concepts and created operating programs to extend the depth and breadth of the company’s unparalleled developer eco-system, including managing offshore, outsource teams in China and India, and being the named inventor of a filed Microsoft patent for a business process in service delivery.

Mr. Hegyi earned a Bachelor of Science degree in Information and Computer Sciences from the University of California, Irvine, and has completed advanced studies in innovation marketing, advanced management, and strategy at Harvard Business School, Stanford University, UCLA Anderson Graduate School of Management, and MIT Sloan School of Management.

YOSHITAMI ARAI has served as an independent director since October 8, 2008. Mr. Arai brings strategic experience, a broad global business network, and sophisticated business acumen to the board. He has performed in many professional and civic capacities throughout Japan and abroad, and has served as Director and Senior Executive of international organizations including 7-Eleven, Tokyu Hotels, Systems International, Catalina Marketing and Sony.

JAMES GINGO has served as an independent director since June 8, 2010. TransTech was founded in 1994 and has been led by James Gingo as its President and founder since then.  TransTech is a distributor of access control and authentication systems serving the security and law enforcement markets. Mr. Gingo’s guidance, experience and great depth of knowledge combined to make TransTech a respected national reputation for outstanding product knowledge, sales and service excellence. James Gingo is a highly regarded industry veteran and one of the early members of the Document Security Alliance, an organization co-founded by the United States Secret Service and concerned industry representatives after the events of 9/11. He sits on the Board of the Security Industry Association.

PAUL BONDERSON has served as an independent director since June 8, 2010. Mr. Bonderson has more than 30 years of technical experience in the computer industry, spanning both hardware and software engineering, engineering management, and product development. Prior to co-founding Brocade, Bonderson held engineering management positions at industry leading companies including Intel Corporation and Sun Microsystems, Inc. Since retiring from Brocade, Bonderson has been an active philanthropist. He is a member of the Board of Trustees of the Wetlands America Trust, Inc., the organization responsible for managing the endowment and land holdings of Ducks Unlimited. He is also a Senior Advisory Vice President and Board Member of Ducks Unlimited. Additionally, Mr. Bonderson serves on the Advisory Committee of the School of Engineering and the Foundation Board of California Polytechnic State University, San Luis Obispo, California.

ITEM 11. EXECUTIVE COMPENSATION

"Executive Compensation;" "Director Compensation;" "Compensation Committee Interlocks and Insider Participation;" and "Compensation Committee Report." – see the Visualant, Inc. Proxy Statement for the annual meeting of shareholders to be held on March 18, 2011

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

"Security Ownership of Certain Beneficial Owners and Management." – see the Visualant, Inc. Proxy Statement for the annual meeting of shareholders to be held on March 18, 2011

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

"Review and Approval of Related Person Transactions" and "Director Independence." – see the Visualant, Inc. Proxy Statement for the annual meeting of shareholders to be held on March 18, 2011

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to the Company's independent registered public accounting firm are disclosed under the caption "The Ratification of Appointment of Madsen & Associates, CPA’s Inc. as the Company's Independent Registered Public Accounting Firm (Independent Auditors) for the fiscal year ended September 30, 2010."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) FINANCIAL STATEMENTS:

Our financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K, and are hereby incorporated by reference. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008	F-5

Notes to the Financial Statements	F-6

(b)	Exhibits

NO.	EXHIBIT DESCRIPTION

3.1	Amended and Restated Articles of Incorporation, filed as an exhibit to the Company’s annual report on Form 10-KSB filed on February 9, 2006, and incorporated herein by reference.

3.2	Bylaws incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed on March 11, 1999.

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

10.4
Cross Licensing Agreement between Visualant, Inc. and RATLab, LLC dated October 23, 2008 granting certain exclusive and non-exclusive reciprocal and field of use rights to technology developed and owned by Visualant and the RATLab, LLC. Filed as Exhibit 10.4 to Form 10-K filed on January 13, 2010, and incorporated herein by reference.

10.5
Stock Purchase Agreement dated June 8, 2010 by and between Visualant, Inc. and TransTech Systems, Inc. Filed as Exhibit 10.5 to Form 10-Q filed on August 12, 2010, and incorporated herein by reference.

10.6	Promissory Note dated June 8, 2010 by and between Visualant, Inc. and James M. Gingo. Filed as Exhibit 10.6 to Form 10-Q filed on August 12, 2010, and incorporated herein by reference.

10.7
Stock Pledge Agreement dated June 8, 2010 by and between Visualant, Inc., James M. Gingo and Brownstein, Rask, Sweeney, Kerr, Grim, Grim, DeSylvia and Hay, LLP. Filed as Exhibit 10.7 to Form 10-Q filed on August 12, 2010, and incorporated by reference.

10.8	Security Agreement dated June 8, 2010 by TransTech Systems, Inc. Filed herewith. Filed as Exhibit 10.8 to Form 10-Q filed on August 12, 2010, and incorporated by reference.

10.9	Employment Agreement dated June 8, 2010 by and between Visualant, Inc. and James Gingo. Filed as Exhibit 10.9 to Form 10-Q filed on August 12, 2010, and incorporated by reference.

10.10	Term Sheet dated May 5, 2010 by and between Mark Scott and Visualant, Inc. Filed as Exhibit 10.10 to Form 10-Q filed on August 12, 2010, and incorporated by reference.

99.1
TransTech Systems, Inc. audited consolidated financial statements as of and for the years ended December 31, 2009 and 2008, together with the Report of Independent Registered Public Accounting Firm thereon (2)

99.2
The unaudited Pro Forma Combined Condensed Consolidated Balance Sheet of the Company as of September 30, 2009 and TransTech as of December 31, 2009 and the unaudited Pro Forma Condensed Consolidated Statement of Operations of the Company and TransTech for the twelve months ended September 30, 2009 and December 31, 2009, respectively,

99.3
The unaudited Pro Forma Condensed Consolidated Statement of Operations of the Company and TransTech for the nine months ended June 30, 2010. The unaudited Consolidated Balance Sheet of the Company as of June 30, 2010 is consolidated with TransTech and is included in the Form 10-Q filed with the SEC on August 12, 2010.

14.1	Code of Ethics for Employees and Directors, filed as Exhibit 14.1 to Form 10-KSB filed on January 16, 2007, and incorporated herein by reference.

21.1	Subsidiaries of the Registrant. (1)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a). (1)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a). (1)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

MADSEN & ASSOCIATES CPA’S, INC. Certified Public Accountants and Business Consultants	684 East Vine St. #3 Murray, Utah 84107 Telephone 801-268-2632

Board of Directors
Visualant, Incorporated and Subsidiaries
Seattle, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Visualant, Incorporated and subsidiaries. as of September 30, 2010 and 2009 and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visualant, Incorporated and subsidiaries as of September 30, 2010 and 2009 and the results of operations, and cash flows for each of the years in the three-year period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

s/s Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc., Salt Lake City, Utah,
December 28, 2010

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	September 30, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$83,937	$5,325
Accounts receivable, net of allowance of $16,750 and $0, respectively	883,567	-
Prepaid expenses	54,386	6,514
Inventories	622,770	-
Refundable tax assets	8,581	-
Total current assets	1,653,241	11,839

EQUIPMENT, NET	588,060	-

OTHER ASSETS
Intangible assets, net	918,069	-
Goodwill	983,645	-
Investment in Novabeam, Inc.	50	50
Other assets	1,091	-

TOTAL ASSETS	$4,144,156	$11,889

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$1,432,074	$209,159
Accounts payable - related parties	149,932	156,367
Accrued expenses	169,364	133,407
Accrued expenses - related parties	766,284	722,346
Convertible notes payable, net of debt discount of $11,153	288,847	-
Note payable - current portion of long term debt	1,513,495	157,072
Total current liabilities	4,319,996	1,378,351

LONG TERM LIABILITIES:
Long term debt	1,675,978	-

STOCKHOLDERS' DEFICIT:
Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 38,229,374
and 29,162,707 shares issued and outstanding at 9/30/10 and 9/30/09, respectively	38,229	29,162
Additional paid in capital	6,835,647	6,229,733
Accumulated deficit	(8,774,277)	(7,625,357)
Total stockholders' deficit	(1,900,401)	(1,366,462)
Noncontrolling interest	48,583	-

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,144,156	$11,889

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended ,
	September 30, 2010	September 30, 2009	September 30, 2008
REVENUE	$2,542,627	$-	$-
COST OF SALES	2,095,491	-	-
GROSS PROFIT	447,136	-	-
RESEARCH AND DEVELOPMENT EXPENSES	90,900	214,105	-
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,377,116	682,943	791,962
OPERATING LOSS	(1,020,880)	(897,048)	(791,962)

OTHER INCOME (EXPENSE):
Interest expense	(143,668)	(53,561)	(153,104)
Other income	9,662	-	-
Total other expense	(134,006)	(53,561)	(153,104)

LOSS BEFORE INCOME TAXES	(1,154,886)	(950,609)	(945,066)

Income taxes - current benefit	(8,090)	-	-

NET LOSS	(1,146,796)	(950,609)	(945,066)

NONCONTROLLING INTEREST	2,124	-	-

NET LOSS ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES COMMON SHAREHOLDERS	$(1,148,920)	$(950,609)	$(945,066)

Basic and diluted loss per common share attributable to Visualant, Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.05)

Weighted average shares of common stock outstanding- basic and diluted	30,728,036	28,003,021	18,029,095

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2007	16,853,891	$16,854	$4,234,495	$(5,729,682)	$(1,478,333)

Issuance of common stock for services	1,500,000	1,500	139,000	-	140,500
Stock compensation expense - employee options	-	-	148,265	-	148,265
Net loss	-	-	-	(945,066)	(945,066)
Comprehensive loss					(945,066)

Balance as of September 30, 2008	18,353,891	18,354	4,521,760	(6,674,748)	(2,134,634)

Stock compensation expense - employee options	-	-	139,787	-	139,787
Stock compensations expense - non-employee options			7,922	-	7,922
Issuance of common stock for services	6,175,043	6,175	929,432	-	935,607
Issuance of common stock for retirement of debt	4,233,773	4,233	630,832	-	635,065
Issuance of common stock for accrued liabilities	400,000	400	-	-	400
Net loss	-	-	-	(950,609)	(950,609)
Comprehensive loss					(950,609)

Balance as of September 30, 2009	29,162,707	29,162	6,229,733	(7,625,357)	(1,366,462)

Stock compensation expense - employee options	-	-	150,625	-	150,625
Stock compensations expense - non-employee options	-	-	1,428	-	1,428
Issuance of common stock for services	4,400,000	4,400	118,600	-	123,000
Issuance of warrants in connection with convertible debt	-	-	61,336	-	61,336
Issuance of common stock for accrued liabilities	866,667	867	143,133	-	144,000
Issuance of common stock connection with acquisition	3,800,000	3,800	130,792	-	134,592
of TransTech Systems, Inc.					-
Net loss	-	-	-	(1,148,920)	(1,148,920)
Comprehensive loss					(1,148,920)

Balance as of September 30, 2010	38,229,374	$38,229	$6,835,647	$(8,774,277)	$(1,900,401)

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,146,796)	$(950,609)	$(945,066)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	89,235	-	-
Issuance of capital stock and warrants for services and expenses	181,592	382,855	140,500
Stock based compensation	152,053	139,787	139,786
Amortization of debt discount	50,183
Stock options issued in exchange for services	-	7,922	8,479
Provision for losses on accounts receivable	1,663
Gain on sale of assets	550
Minority interest	2,124
Amortization of deferred financing costs	-	-	83,156
Changes in operating assets and liabilities:
Accounts receivable	(64,176)	-
Prepaid expenses	(7,865)	(4,748)	3,771
Inventory	(218,157)	-	-
Other assets	(25,741)	-	-
Accounts payable - trade and accrued expenses	544,367	429,913	569,538
CASH (USED IN) OPERATING ACTIVITIES	(440,968)	5,120	164

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,815)	-	-
Cash from the acquisition of TransTech Systems, Inc.	76,216	-	-
Purchase of Investment - deposit	-	(50)	-
NET CASH (USED IN) INVESTING ACTIVITIES:	53,401	(50)	-

CASH FROM FINANCING ACTIVITIES:
Proceeds from line of credit	188,283	-	-
Repayments of capital leases	(2,104)	-	-
Proceeds from the issuance of convertible debt	300,000	-	-
Distributions	(20,000)	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	466,179	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	78,612	5,070	164

CASH AND CASH EQUIVALENTS, beginning of period	5,325	255	91

CASH AND CASH EQUIVALENTS, end of period	$83,937	$5,325	$255

Supplemental disclosures of cash flow information:
Interest paid	$23,014	$35,139	$-
Taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of liabilities	$144,000	$-	$-
Issuance of warrants in connection with convertible debt	$61,336	$-	$-
Issuance of common stock for acquisition	$134,592	$-	$-
Issuance of note payable for acquisition	$2,300,000	$-	$-
Issuance of common stock to retire debt	$-	$-	$482,095
Conversion of accounts payable to promissory note	$-	$-	$106,322
Issuance of common stock in repayment of accounts payable	$-	$-	$706,122

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Visualant, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 8, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value. On September 13, 2002 50,000,000 shares of preferred stock with a par value of $0.001 were authorized by the shareholders.  There are no preferred shares issued and the terms have not been determined.

The Company closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to September 30, 2010. As of June 8, 2010, the Company is no longer in the development stage.

This acquisition is expected to accelerate market entry and penetration through the acquisition of well-operated and positioned distributors of security and authentication systems like TransTech, thus creating a natural distribution channel for products featuring our proprietary Spectrum Pattern Matching (“SPM”) technology.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of $1,148,920 and $950,609 for the years ended September 30, 2010 and 2009, respectively. Our current liabilities exceeded our current assets by approximately $2.7 million as of September 30, 2010.  Our net cash used in operating activities approximated $440,968 for the year ended September 30, 2010.

As of September 30, 2010, the Company had $83,937 in cash. The Company needs to raise additional funding to continue its operations.  However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

We anticipate that we will record losses from operations for the foreseeable future. As of September 30, 2010, our accumulated deficit was $8.8 million.  We have limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2010 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

INVENTORIES - Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is no provision for impaired inventory as of September 30, 2010.

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

All cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of September 30, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for a similar financial arrangement at September 30, 2010.

In addition, Topic 820 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

REVENUE RECOGNITION – TransTech revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company recorded deferred revenue of $0 as of September 30, 2010 and September 30, 2009, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. Such costs generally consist of major industry trade shows cooperatively with vendors and some advertising in industry publications.   Advertising costs were insignificant during the years ended September 30, 2010, 2009 and 2008.

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

When stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the weighted assumptions noted in the following table:

	For the Years Ended September 30,
	2010	2009
Risk-free interest rate	3.34%	1.14%
Expected life	9.29 years	3.00 years
Dividend rate	0.00%	0.00%
Expected volatility	259%	251%

INCOME TAXES - Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of September 30, 2010 and September 30, 2009, the Company had refundable tax assets related to TransTech of $8,581 and $0, respectively.

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of September 30, 2010, there were options outstanding for the purchase of 4,735,000 common shares, warrants for the purchase of 1,133,333 common shares, 1,666,667 shares of common stock related to convertible debt, which could potentially dilute future earnings per share. As of September 30, 2009, there were options outstanding for the purchase of 1,310,000 common shares which could potentially dilute future earnings per share.

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

4.	DEVELOPMENT OF SPECTRUM PATTERN MATCHING TECHNOLOGY

The Company develops low-cost, high speed, light-based security and quality control solutions for use in homeland security, anti-counterfeiting, forgery/fraud prevention, brand protection and process control applications.  Its patent-pending technology uses controlled illumination with specific bands of light, to establish a unique spectral signature for both individual and classes of items.  When matched against existing databases, these spectral signatures allow precise identification and authentication of any item or substance.  This breakthrough optical sensing and data capture technology is called Spectral Pattern Matching (SPM). SPM technology can be miniaturized and is easily integrated into a variety of hand-held or fixed mount configurations, and can be combined in the same package as a bar-code or biometric scanner.

 On October 23, 2008, the Company and RATLab entered into definitive agreements which provide for a non-commercial non-exclusive license of the Company’s technology to RATLab for the purpose of continuing research and development with a license back to the Company for enhancements that are developed.  Further, an exclusive license was entered into between the Company and RATLab for four fields of use:  medical, agricultural, environmental and jewelry.  This exclusive license provides for certain performance milestones, a market-rate royalty to the Company and an equity participation in an entity to be formed by RATLab to commercialize the Company’s technology in the enumerated fields of use.  In accordance with the definitive agreements, RATLab formed Novabeam, Inc.(“Novabeam”), an affiliate for purposes of commercializing the intellectual property, of which 10% was sold and transferred to the Company for $50.  Finally, in satisfaction of outstanding matters, a total of 1,850,000 shares of the Company’s common stock was issued, subject to certain restrictions, to current and former RATLab employees and consultants.

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

PROPOSED ACQUISITION OF RATLAB

On October 1, 2010, the Company signed a Letter of Intent to acquire all Visualant related assets of the RATLab.

The RATLab is a Seattle based research and development laboratory created by Dr. Tom Furness, founder and Director of the HITLab International, with labs at Seattle, University of Canterbury in New Zealand, and the University of Tasmania in Australia. Guided by Dr. Tom Furness and Dr. Brian Schowengerdt, a research scientist in the field of optics and vision science, who developed the Spectral Pattern Matching (“SPM”) technology under contract for Visualant.

With this acquisition, the Company will consolidate all intellectual property relating to the SPM technology.  In addition to its current authentication and security applications of SPM, the Company will now own all other applications including the important fields of medicine, agriculture, and the environment and begin the creation of the Visualant Laboratory.

Upon the closing of this asset acquisition transaction, Dr. Tom Furness and Dr. Brian Schowengerdt will continue to provide technology leadership to us, under terms that are still subject to negotiation.

The Company is proposing to acquire the Visualant related assets of the RATLab as follows:

a.         One million shares (1,000,000) of our common stock at closing valued at twenty cents ($0.20) per share, the price during the negotiation of this agreement.

b.         Two hundred and fifty thousand dollars ($250,000), with one hundred thousand dollars ($100,000) payable at closing and one hundred and fifty thousand dollars ($150,000) to be paid no later than the first anniversary of closing.

c.         The outstanding promissory note owing to Tom Furness in the amount of $65,000 with accrued interest is to be paid at closing.  The interest is to be calculated on a 7% annualized basis beginning September 1, 2006.

The acquisition of the Visualant related assets of the RATLab is expected to close during the first calendar quarter of 2011.

5.	ACQUISITION OF TRANSTECH

The Company closed the acquisition of TransTech of Aurora, OR on June 8, 2010. On this date, the Company entered into a Stock Purchase, Security and Stock Pledge Agreements which are included as Exhibits to the Form 10-Q filed with the SEC on August 12, 2010.

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

The Company acquired its 100% interest in TransTech by issuing a Promissory Note (“Note”) to James Gingo, the President of TransTech, in the amount of $2,300,000, plus interest at the rate of three and one-half percent (3.5%) per annum from the date of the Note. The Note is secured by a security interest in the stock and assets of TransTech, and is payable over a period of three (3) years as follows:

(i)        The sum of $650,000, the amount of any accrued interest due on the Bonderson debt of $600,000 owed by James Gingo to the Bonderson Family Living Trust (“Bonderson Debt”) and interest on the unpaid balance, shall be paid to Seller on the earlier of: (A) the one (1) year anniversary of the closing date; or (B) on the closing of $2,500,000 or more in aggregate financing (whether debt, equity or some combination thereof) after the closing date;

(ii)       The sum of $650,000, the amount of any accrued interest due on the Bonderson debt owed by James Gingo and interest on the unpaid balance shall be paid to Seller on the earlier of: (A) the two (2) year anniversary of the closing date; or (B) on the closing of $5,000,000 or more in aggregate financing (whether debt, equity or some combination thereof) after the closing date; and

(iii)      The remaining balance of the Note and interest thereon shall be paid to Seller on the earlier of: (A) the three year anniversary of the closing date; or (B) on the closing of $7,500,000 or more in aggregate financing (whether debt, equity or some combination thereof) after the closing date.

On June 8, 2010, the Company issued a total of 3,800,000 shares of restricted common stock of the Company to James Gingo, Jeff Kruse and Steve Waddle, executives of TransTech, and Paul Bonderson, a TransTech investor.  The parties valued the shares in this transaction at $76,000 or $0.02 per share, the closing bid price during negotiations.

The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized, but no later than June 8, 2011. The preliminary allocation is as follows:

Common stock	$76,000
Notes payable	2,300,000
Accounts receivable, net	(755,836)
Inventories	(444,105)
Equipment, net	(590,955)
Other assets	(141,870)
Accounts payable - trade	921,183
Notes payable - current portion of long term debt	499,680
Other liabilities	103,193

Total purchase price	$1,967,290

Portion allocated to identifiable intangible assets	$983,645
Portion allocated to goodwill	983,645

Total	$1,967,290

The results of operations of TransTech were included in the Consolidated Statements of Operations for the period June 9, 2010 to September 30, 2010.

The pro-forma financial data for the acquisition for the year ended September 30, 2010, were as follows:

	As Reported Year Ended September 30, 2010	Pre-Acquisition Operations of TransTech Systems, Inc. October 1, 2009 - June 8, 2010	Pro Forma Year Ended September 30, 2010

Revenue	$2,542,627	$5,601,164	$8,143,791
Net loss per common share	(1,148,920)	(65,071)	(1,213,991)
Net loss per common share	(0.04)		(0.04)

There were no material, nonrecurring items included in the reported the pro-forma results.

6.	ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $883,567 and $0, net of allowance, as of September 30, 2010 and 2009, respectively. The Company had no customers in excess of 10% of our consolidated revenues for the period June 9, 2010- September 30, 2010. The Company had one customer with accounts receivable in excess of 10% as of September 30, 2010. The Company does expect to have customers with revenues or a receivable balance of 10% of total accounts receivable in the foreseeable future.

7.	INVENTORIES

Inventories were $622,770 and $0 as of September 30, 2010 and 2009, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is no provision for impaired inventory as of September 30, 2010 and 2009.

8.	FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $588,060 and $0 as of September 30, 2010 and 2009, respectively. Accumulated depreciation was $599,784 and $0 as of September 30, 2010 and 2009, respectively. Total depreciation expense, was $24,025 and $0 for the year ended September 30, 2010 and 2009, respectively. The results of operations of TransTech were included in the Consolidated Statements of Operations for the period June 9, 2010 to September 30, 2010. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of September 30, 2010 was comprised of the following:

	Estimated	September 30, 2010
	Useful Lives	Purchased	Capital Leases	Total

Machinery and equipment	3-10 years	$211,131	$87,038	$298,169
Leasehold improvements	20 years	600,000	-	600,000
Furniture and fixtures	3-10 years	71,758	101,260	173,018
Software and websites	3- 7 years	69,403	47,254	116,657
Less: accumulated depreciation		(442,977)	(156,807)	(599,784)
		$509,315	$78,745	$588,060

9.	INTANGIBLE ASSETS

Intangible assets as of September 30, 2010 and 2009 consisted of the following:

	Estimated	September 30,
	Useful Lives	2010	2009

Customer contracts	5 years	$983,645	$-
Less: accumulated amortization		(65,576)	-
Intangible assets, net		$918,069	$-

Total amortization expense was $65,576 and $0 for the year ended September 30, 2010 and 2009, respectively.

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

Accounts payable were $1,432,074 and $209,159 as of September 30, 2010 and 2009, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.

11.	CONVERTIBLE NOTES PAYABLE

On December 7, 2009, the Company obtained $250,000 of financing from Coach Capital pursuant to a Convertible Promissory Note. Interest accrues at 8% and the $250,000 may be converted into restricted common stock on November 27, 2010 at $0.15 per share.  This financing places certain restrictions on the Company In addition, Coach Capital received warrants to purchase 833,333 shares of the Company’s common stock at $0.15 per share.  The warrant expires 3 years from the date of issuance.

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

The convertible note payable balance as of September 30, 2010, net of $11,153 in warrant debt discount, was $238,847. The Company expensed $16,438 in interest during the year ended September 30, 2010.

On July 14, 2010, the Company obtained $50,000 of financing from Asher Enterprises, Inc. (“Asher”) pursuant to a Securities Purchase Agreement and Convertible Promissory Note. Interest is accrued at 8% and the $50,000 is convertible into restricted common stock on or before April 19, 2011 at Asher’s request at a 39% discount to the three lowest close bid prices during the ten days prior to conversion.   This financing places certain restrictions on the Company. The Company expensed $537 during the year ended September 30, 2010.

12.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of September 30, 2010 and 2009 consisted of the following:

	September 30,	September 30,
	2010	2009

BFI Finance Corp Secured Credit Facility	$643,334	$-
TransTech capitalized leases, net of capitalized interest	54,437	0
Related party notes payable-
James Gingo Promissory Note	2,300,000	0
Bradley Sparks	50,750	50,750
Lynn Felsinger	82,000	82,000
Ron Erickson and affiliated parties	58,952	24,322
Total debt	3,189,473	157,072
Less current portion of long term debt	(1,513,495)	-
Long term debt	$1,675,978	$157,072

BFI Finance Corp Secured Credit Facility

On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with BFI Finance Corp to fund its operations.  The rate is prime interest + 2.5%, with a floor for prime interest of 5.5%.  On June 12, 2010, the secured credit facility was renewed for 6 months, with a floor for Prime of 4.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $700,000, and 35% of Inventory value, not to exceed $300,000, for a total cap of $1,000,000. As of September 30, 2010, the outstanding balance under this facility was $643,334. The secured credit facility is guaranteed by James Gingo, the President of TransTech.

Capitalized Leases

TransTech has capitalized leases for equipment. The leases have a remaining lease term of 5-60 months. The aggregate future minimum lease payments under capital leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended Septermber 30,	Total	VSUL	TTS
2011	$28,459	$-	$28,459
2012	16,634	0	16,634
2013	13,928	0	13,928
2014	3,806	0	3,806
2015	2,760	0	2,760
Total	65,587	0	65,587
Less current portion of capitalized leases	(11,150)	0	(11,150)
Long term capital leases	$54,437	$-	$54,437

The imputed interest rate in the capitalized leases is approximately 10.5%.

Related Party Notes Payable

The Company acquired its 100% interest in TransTech by issuing a Promissory Note (“Note”) to James Gingo, the President of TransTech, in the amount of $2,300,000, plus interest at the rate of three and one-half percent (3.5%) per annum from the date of the Note. The Note is secured by a security interest in the stock and assets of TransTech, and is payable over a period of three (3) years as follows:

(i)        The sum of $650,000, the amount of any accrued interest due on the Bonderson debt of $600,000 owed by James Gingo to the Bonderson Family Living Trust (“Bonderson Debt”) and interest on the unpaid balance, shall be paid to Seller on the earlier of: (A) the one (1) year anniversary of the closing date; or (B) on the closing of $2,500,000 or more in aggregate financing (whether debt, equity or some combination thereof) after the closing date.

(ii)       The sum of $650,000, the amount of any accrued interest due on the Bonderson debt owed by James Gingo and interest on the unpaid balance shall be paid to Seller on the earlier of: (A) the two (2) year anniversary of the closing date; or (B) on the closing of $5,000,000 or more in aggregate financing (whether debt, equity or some combination thereof) after the closing date; and

(iii)      The remaining balance of the Note and interest thereon shall be paid to Seller on the earlier of: (A) the three year anniversary of the closing date; or (B) on the closing of $7,500,000 or more in aggregate financing (whether debt, equity or some combination thereof) after the closing date.

In February 2007, the Company entered into a demand note with former CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750.  As of September 30, 2010, the outstanding note payable totaled $50,750 consisting of the note payable to Sparks.  Interest expense accrues on the note at a rate of 18% per annum.  Accrued interest on the notes payable is recorded in the balance sheet in accrued expenses and other liabilities.

Any delays in repayment of the principal and accrued interest on the note payable upon demand result in a penalty interest rate of 30% per annum.  The interest due to Mr. Sparks became in arrears on February 16, 2008 and has not been paid as of the date of this filing.  Mr. Sparks has not demanded repayment of the note as of the date of this filing.

On April 30, 2009, accounts payable owed to Lynn Felsinger, a consultant, totaling $82,000 was converted into a demand note. Ms. Felsinger has not demanded repayment of the note as of the date of this filing.

Mr. Ronald Erickson, our Chief Executive Officer, converted outstanding debt with accrued interest in the amount of $152,971 into 1,019,806 shares of common stock of the Company valued at $0.15 per share on March 27, 2009. In addition, an affiliate of Mr. Erickson’s, Juliz I Limited Partnership, loaned the Company operating funds during fiscal 2009.  The balance outstanding at September 30, 2010 is $34,630 plus interest of $4,858.  Additionally, Mr. Erickson incurred expenses on behalf of the Company for a total of $24,322 during the 2009 fiscal year.  This balance was converted into a loan as of September 30, 2009 which bears interest at 8%.  Accrued interest was $1,945 as of September 30, 2010.

Aggregate maturities for notes payable, capitalized leases and long term debt by year are as follows:

Years Ended September 30,	Total
2011	$1,513,495
2012	658,968
2013	1,011,560
2014	3,159
2015	2,291
Total	$3,189,473

13.	EQUITY

During the quarter ended December 31, 2009, the company issued 300,000 shares of common stock as grants to directors, 100,000 shares of common stock as grants to a consultant, and 300,000 shares to RATLab.

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

On June 8, 2010, the Board of Directors issued 3,000,000, 100,000 and 100,000 of restricted common stock of the Company to James Gingo, Jeff Kruse and Steve Waddle, executives of TransTech, respectively.  The parties valued the shares in this transaction at $0.02 per share, the closing bid price of the Company’s common stock during negotiations.

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

Description of Stock Option Plan

In 2005, our Board of Directors adopted a combined incentive and nonqualified stock option plan for employees, consultants, suppliers and directors (“2005 Stock Option Plan”).   On October 9, 2006 the Board of Directors authorized an increase in shares available for grant from 2 million to 4 million, subject to stockholder approval. The 2005 Stock Option Plan has never been approved by the shareholders and stock option grants are considered non-statutory.

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

On September 21, 2010, Peter Ettinger forfeited a stock option grant for 75,000 shares of the Company’s common stock.

There are currently 4,735,000 options to purchase common stock at $.288 per share outstanding at September 30, 2010 under the 2005 Stock Option Plan. The Company recorded $152,053 and $139,787 of compensation expense, net of related tax effects, relative to stock options for the year ended September 30, 2010 and 2009 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of September, 2010, there is approximately $287,472 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately three years.

Stock option activity, for options granted under the 2005 Stock Option Plan, for the years ended September 30, 2010, 2009 and 2008 are summarized as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2007	1,897,500	$0.634	1,203,625
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(412,500)	0.750	(309,375)
Outstanding as of September 30, 2008	1,485,000	0.602	894,250
Granted	75,000	0.150	11,250
Exercised	-	-	-
Forfeitures	(250,000)	0.100	(25,000)
Outstanding as of September 30, 2009	1,310,000	0.672	880,500
Granted	3,500,000	0.141	495,000
Exercised	-	-	-
Forfeitures	(75,000)	(0.150)	(11,250)
Outstanding as of September 30, 2010	4,735,000	$0.288	1,364,250

The following table summarizes information about stock options outstanding and exercisable at September 30, 2010:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life in Years		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Exercisable

$0.09	500,000	4.69	years	$0.09	0	$0.09
$0.15	3,000,000	9.61	years	$0.15	375,000	$0.15
$0.18	100,000	1.97	years	$0.18	80,000	$0.18
$0.75	1,135,000	1.06	years	$0.75	1,135,000	$0.75
	4,735,000	6.88	years	$0.29	1,590,000	$0.58

There is no aggregate intrinsic value of the exercisable options as of September 30, 2010.

15.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

See Note 12 for discussion of notes payable issued to the Company’s former CEO and President during the quarter ended March 31, 2007.   Other than the note payable, related interest and payroll related accrued liabilities, all amounts are recorded in the related party accounts payable balance.

Mr. Sparks is owed $721,333 of accrued salary plus $63,134 which has been accrued to pay applicable payroll taxes, FUTA, etc.  Additionally, interest of $33,011 is owed Mr. Sparks for the note payable described in Note 11 to these Notes to Financial Statements.  Mr. Sparks is also owed $28,793 for cash amounts advanced by him to Visualant to fund operating expenses since his employment.

Mr. Erickson is owed $2,270 for expenses on behalf of the Company totaling an additional $14,310.   Such expenses are recorded in accounts payable from related parties.   Mr. Erickson became CEO and President on November 12, 2009.

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

Agreement with James Gingo

On June 8, 2010, the Company entered into an Employment Agreement (“Gingo Agreement”) with Mr. James Gingo, Founder and President of TransTech. The Gingo Agreement has a three year term beginning on June 8, 2010 at the annual base salary of $200,000 per year. The Gingo Agreement provides for participation in the Company’s benefit programs available to other employees (including group insurance arrangements). Also under the Gingo Agreement, Mr. Gingo is eligible for discretionary performance bonuses based upon performance criteria to be determined by the Company’s Compensation Committee based on criteria under development up to 50% of his annual salary. If Mr. Gingo’s employment is terminated without Cause (as defined in the Gingo Agreement), Mr. Gingo will be entitled to a payment equal to one year’s annual base salary paid over the next year.

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment.

TransTech leases a total of approximately 9,750 square feet of office and warehouse space for its administrative offices, product inventory and shipping operations, at a monthly rental of $4,292. The lease was extended from March 2011 for an additional five year term at a monthly rental of $4,721. There are two additional five year renewals with a set accelerating increase of 10% per 5 year term.  TransTech also leases additional 500 square feet of off-site space at $250 per month from a related party.

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended September 30,	Total	VSUL	TTS
2011	$54,508	$-	$54,508
2012	56,654	0	56,654
2013	56,654	0	56,654
2014	56,654	0	56,654
2015	56,654	0	56,654
Beyond	23,606	0	23,606
Total	$304,730	$-	$304,730

17.	SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through December 28, 2010, the date the financial statements were issued.

On December 23, 2010, the Company entered into a Securities Purchase Agreement (“Agreement”) with Seaside pursuant to which Seaside agreed to purchase restricted shares of the Company’s common stock from time to time over a 12-month period, provided that certain conditions are met.

Under the terms of the Agreement, the Company has the right to sell and issue to Seaside restricted shares of the Company’s common stock over a 12-month period commencing on the closing date. Visualant will be entitled to sell shares each month during the following 12 months, subject to certain conditions and limitations.  With respect to each subsequent closing, Visualant will not be obligated to sell any of its common stock to Seaside at a price lower than $0.25 per share, and Seaside’s beneficial ownership of the Company’s common stock will not exceed 4.99%. Seaside is not permitted to short sale the Company’s common stock.

Visualant has agreed to pay Seaside’s legal fees and expenses in the amount of $25,000 for the initial closing, and $2,500 for each subsequent closing.  Visualant also has agreed to pay 7.0% in finder’s fees (to be paid in connection with each draw down) and issue 10,113 common stock warrants exercisable at $0.21395 per share.

The Agreement may be terminated by Seaside (i) upon written notice to the Company if the initial closing has not been consummated on or before December 31, 2010; or (ii) upon written notice to the Company, if at any time prior to the final subsequent closing the Company consummates a financing to which Seaside is not a party.

The Agreement also contains certain representations and warranties of Visualant and Seaside, including customary investment-related representations provided by Seaside, as well as acknowledgements by Seaside that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws.  Visualant provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.  Seaside’s representations and warranties are qualified in their entirety (to the extent applicable) by the Company’s disclosures in the reports it files with the SEC.  Visualant also delivered confidential disclosure schedules qualifying certain of its representations and warranties in connection with executing and delivering the Agreement.

The above description of the Securities Purchase Agreement is intended only as a summary of such agreement.  The full agreement will be filed as an exhibit to Visualant’s Form 10-Q for the quarter ended on December 31, 2010.

REPORT ON MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management assessed the corporation's system of internal control over financial reporting as of September 30, 2010, in relation to criteria for effective internal control over financial reporting as described in "Internal Control--Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of September 30, 2010, its system of internal control over financial reporting is effective based on the criteria of the "Internal Control--Integrated Framework".

/s/ Ronald Erickson	/s/ Mark Scott
Ronald P. Erickson	Mark Scott
Chief Executive Officer	Chief Financial Officer

Seattle, WA
December 30, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Visualant, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INC.

Date: December 30, 2010	By:	/s/ Ronald Erickson
Ronald P. Erickson
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer and Secretary ( Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Ronald Erickson	Chief Executive Officer and Director	December 30, 2010
Ronald P. Erickson	(Principal Executive Officer)

/s/ Mark Scott	Chief Financial Officer and Secretary	December 30, 2010
Mark Scott	(Principal Financial/Accounting Officer)

/s/ Yoshitami Arai	Independent Director	December 30, 2010
Yoshitami Arai

/s/ Paul Bonderson	Independent Director	December 30, 2010
Paul Bonderson

/s/ James Gingo	Independent Director	December 30, 2010
James Gingo

/s/ Marco Hegyi	Independent Director	December 30, 2010
Marco Hegyi

/s/ Dr. Masahiro Kawahata	Independent Director	December 30, 2010
Dr. Masahiro Kawahata

/s/ Jon Pepper	Independent Director	December 30, 2010
Jon Pepper

/s/ Brad Sparks	Director	December 30, 2010
Brad Sparks