Form 10-Q
period 2010-12-31
VISUALANT INC
filed 2011-02-11
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares of common stock, $.001 par value, issued and outstanding as of February 11, 2011: 39,392,160 shares

TABLE OF CONTENTS
		Page Number

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements (unaudited)	3

	Consolidated Balance Sheets as of December 31, 2010 and September 30, 2010	3

	Consolidated Statements of Operations	4
	For the three months ended December 31, 2010 and 2009

	Consolidated Statements of Cash Flows	5
	For the three ended December 31, 2010 and 2009

	Notes to the Financial Statements.	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operation	17

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4	Controls and Procedures	20

PART II	OTHER INFORMATION

ITEM 1A.	Risk Factors	21

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 6	Exhibits and Reports on Form 8-K	24

	SIGNATURES	25

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	September 30, 2010
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$55,872	$83,937
Accounts receivable, net of allowance of $16,750 and $16,750, respectively	630,393	883,567
Prepaid expenses	41,052	54,386
Inventories	584,576	622,770
Refundable tax assets	9,590	8,581
Total current assets	1,321,483	1,653,241

EQUIPMENT, NET	567,630	588,060

OTHER ASSETS
Intangible assets, net	868,886	918,069
Goodwill	983,645	983,645
Investment in Novabeam, Inc.	50	50
Other assets	1,091	1,091

TOTAL ASSETS	$3,742,785	$4,144,156

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$1,572,941	$1,432,074
Accounts payable - related parties	129,799	149,932
Accrued expenses	231,277	169,364
Accrued expenses - related parties	772,027	766,284
Convertible notes payable, net of debt discount of $11,153 at 9/30/10	350,000	288,847
Note payable - current portion of long term debt	1,087,848	1,513,495
Total current liabilities	4,143,892	4,319,996

LONG TERM LIABILITIES:
Long term debt	1,673,127	1,675,978

STOCKHOLDERS' DEFICIT:
Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 38,393,845
and 38,229,374 shares issued and outstanding at 12/31/10 and 9/30/10, respectively	38,394	38,229
Additional paid in capital	6,871,191	6,835,647
Accumulated deficit	(9,034,049)	(8,774,277)
Total stockholders' deficit	(2,124,464)	(1,900,401)
Noncontrolling interest	50,230	48,583

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,742,785	$4,144,156

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended,
	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)
REVENUE	$2,067,865	$-
COST OF SALES	1,654,660	-
GROSS PROFIT	413,204	-
RESEARCH AND DEVELOPMENT EXPENSES	6,000	23,500
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	646,451	150,075
OPERATING LOSS	(239,247)	(173,575)

OTHER INCOME (EXPENSE):
Interest expense	(60,753)	(12,063)
Other income	40,868	-
Total other expense	(19,885)	(12,063)

LOSS BEFORE INCOME TAXES	(259,132)	(185,638)

Income taxes - current benefit	(1,009)	-

NET LOSS	(258,124)	(185,638)

NONCONTROLLING INTEREST	1,648	-

NET LOSS ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES COMMON SHAREHOLDERS	$(259,772)	$(185,638)

Basic and diluted loss per common share attributable to Visualant, Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding- basic and diluted	38,245,221	29,221,847

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,
	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(258,124)	$(185,638)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	81,627	-
Issuance of capital stock and warrants for services and expenses	4,800	49,000
Stock based compensation	-	35,304
Amortization of debt discount	-	4,101
Loss on sale of assets	(831)	-
Changes in operating assets and liabilities:
Accounts receivable	253,175	-
Prepaid expenses	13,333	(22,501)
Inventory	38,195	-
Other assets	(1,009)	-
Accounts payable - trade and accrued expenses	188,391	77,293
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	319,557	(42,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,049)	-
Proceeds from sale of equipment	4,017	-
NET CASH (USED IN) INVESTING ACTIVITIES:	(32)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(440,077)	-
Proceeds from notes payable	22,478	-
Proceeds from the issuance of common stock	30,909	-
Repayments of capital leases	(10,900)	-
Proceeds from the issuance of convertible debt	50,000	250,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(347,590)	250,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,065)	207,559

CASH AND CASH EQUIVALENTS, beginning of period	83,937	5,325

CASH AND CASH EQUIVALENTS, end of period	$55,872	$212,884

Supplemental disclosures of cash flow information:
Interest paid	$17,058	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of warrants in connection with convertible debt	$-	$61,336

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Visualant, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 8, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value. On September 13, 2002 50,000,000 shares of preferred stock with a par value of $0.001 were authorized by the shareholders.  There are no preferred shares issued and the terms have not been determined.

The Company closed the acquisition of TransTech Systems, Inc. (“TransTech”) of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to December 31, 2010. As of June 8, 2010, the Company is no longer in the development stage.

This acquisition is expected to accelerate market entry and penetration through the acquisition of well-operated and positioned distributors of security and authentication systems like TransTech, thus creating a natural distribution channel for products featuring our proprietary Spectrum Pattern Matching (“SPM”) technology.

The accompanying unaudited consolidated financial statements of the Company and our subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended December 31, 2010 and 2009 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on December 30, 2010.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,148,920 and $950,609 for the years ended September 30, 2010 and 2009, respectively. Our current liabilities exceeded our current assets by approximately $2.8 million as of December 31, 2010.  Our net cash used in operating activities approximated $440,968 for the year ended September 30, 2010.

As of December 31, 2010, the Company had $55,872 in cash. The Company needs to raise additional funding to continue its operations.  However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2010, our accumulated deficit was $9.0 million.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2010 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

INVENTORIES - Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is no provision for impaired inventory as of December 31, 2010.

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

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

All cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of December 31, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for a similar financial arrangement at December 31, 2010.

In addition, Topic 820 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

REVENUE RECOGNITION – TransTech revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company recorded deferred revenue of $0 as of December 31, 2010 and September 30, 2010, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. Such costs generally consist of major industry trade shows cooperatively with vendors and some advertising in industry publications.   Advertising costs were insignificant during the three months ended December 31, 2010 and 2009.

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

INCOME TAXES - Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of December 31, 2010 and September 30, 2010, the Company had refundable tax assets related to TransTech of $9,590 and $8,581, respectively.

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2010, there were options outstanding for the purchase of 4,955,000 common shares, warrants for the purchase of 1,133,333 common shares, 1,666,667 shares of common stock related to convertible debt, which could potentially dilute future earnings per share. As of December 30, 2009, there were options outstanding for the purchase of 1,310,000 common shares which could potentially dilute future earnings per share.

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

In April 2010,  the FASB issued  Accounting  Standard  Update  ("ASU")  2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based  Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial  position,  results of operations  or cash flows of the  Company. In March 2010, the FASB issued ASU No.2010-11, which is included in the Certification under ASC 815. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for the Company's interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

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

As of December 31, 2010, the Company had three family patent applications with the U.S. Patent Office and one patent pending in Japan. As of the report date, the Company has not received any notification from the U.S. Patent and Trademark Office as to whether any of the patents filed in 2007 will be granted.

LICENSE AGREEMENT WITH JAVELIN LLC (“Javelin”)

On January 3, 2011, the Company signed a Commercial License Agreement (“License Agreement”) with Seattle based Javelin for development of environmental diagnostic applications of its SPM technology.

The License Agreement, which is exclusive for environmental applications, is perpetual and lasts until the Visualant IP expires. It provides for payments of 5% of Javelin’s revenues, market-rate royalties of $15,000 in year one (which was prepaid) and increasing to $47,407 in year five and profit sharing of 25% of license or transfer of technology. Javelin has certain performance milestones by year 2 and 3. The License Agreement can be terminated by Visualant for failure of Javelin to meet the performance milestones and by Javelin with thirty days notice.

PROPOSED ACQUISITION OF RATLab LLC (“RATLab”)

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

On November 28, 2010 and January 31, 2011, the parties signed Extensions of the Letter of Intent. The acquisition is expected to close May 1, 2011.

PROPOSED ACQUISITION OF EAGLE TECHNOLOGIES USA (“Eagle”)

On January 24, 2011, the Company signed a letter of intent to acquire Eagle (www.eagletechnologiesusa.com) of Brea, California.

Eagle, founded by card industry leaders Greg and Ryan Hawkins and Jeff Fulmer in 2008, has rapidly emerged as the premier provider of blank PVC and polyester composite cards to the identification market.

With this acquisition, Visualant will continue with its strategic initiative to consolidate relevant security and authentication assets.  At the same time, Visualant will provide Eagle and its management the human and capital resources necessary to rapidly accelerate its growth.  Upon the closing of this acquisition, the Eagle team will continue to manage Eagle with full profit and loss responsibility.

Under the terms of the Letter of Intent, Eagle will be acquired for $1 million, consisting of 1.2 million shares of restricted VSUL common stock valued at $.4167 per share, the price during the period of the negotiations, and a promissory note in the amount of $500,000 payable as follows:

1)
$150,000 will be paid in cash to Seller on the earlier of the one-year anniversary of the closing date of the Acquisition or upon the closing of more than Two Million Five Hundred Thousand in financing.

2)
$150,000 will be paid in cash to Seller on the earlier of the two-year anniversary of the closing date of the Acquisition or upon the closing of more than Five Million in aggregate financing since closing.

3)	$200,000 on the earlier of the third anniversary of closing date of the Acquisition or upon the closing of more than Seven Million Five Hundred Thousand in aggregate financing since closing.

The promissory note is collateralized by the stock and assets of Eagle until paid in full. In addition, consideration will be provided post closing to the ownership and senior management in Eagle in form of the creation of a bonus pool.  The bonus pool will be comprised of one million shares of VSUL common stock which shall be escrowed at closing and released to Eagle ownership and management if they generate $4 million in cash flow positive gross revenues within two years of closing of this transaction. The shares shall be distributed at the sole discretion of the ownership and senior management of Eagle.

The letter of intent is subject to (i) approval of the acquisition by the Board of Visualant and Eagle; (ii) completion of due diligence; and, (iii) agreement to customary terms and conditions. The acquisition is expected to close by March 31, 2011.

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

The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized, but no later than June 8, 2011. The preliminary allocation is as follows:

Common stock	$76,000
Notes payable	2,300,000
Accounts receivable, net	(755,836)
Inventories	(444,105)
Equipment, net	(590,955)
Other assets	(141,870)
Accounts payable - trade	921,183
Notes payable - current portion of long term debt	499,680
Other liabilities	103,193

Total purchase price	$1,967,290

Portion allocated to identifiable intangible assets	$983,645
Portion allocated to goodwill	983,645

Total	$1,967,290

The results of operations of TransTech were included in the Consolidated Statements of Operations for the period June 9, 2010 to December 31, 2010.

6.	ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $630,393 and $883,567 net of allowance as of December 31, 2010 and September 30, 2010, respectively. The Company had two customers in excess of 10% (27.3% and 10.8%) of our consolidated revenues for the three months ended December 31, 2010. The Company has one customer with accounts receivable in excess of 10% as of December 31, 2010 (16.2%). The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

7.	INVENTORIES

Inventories were $584,576 and $622,770 as of December 31, 2011 and September 30, 2010, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is no provision for impaired inventory as of December 31, 2010 and September 30, 2010.

8.	FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $567,630 and $588,060 as of December 31, 2010 and September 30, 2010, respectively. Accumulated depreciation was $528,354 and $599,784 as of December 31, 2010 and September 30, 2010, respectively. Total depreciation expense was $21,293 and $0 for the three months ended December 31, 2010 and 2009, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses

Property and equipment as of December 31, 2010 was comprised of the following:

	Estimated	December 31, 2010
	Useful Lives	Purchased	Capital Leases	Total

Machinery and equipment	3-10 years	$153,049	$87,038	$240,088
Leasehold improvements	20 years	600,000	-	600,000
Furniture and fixtures	3-10 years	45,676	101,260	146,936
Software and websites	3- 7 years	64,112	44,849	108,961
Less: accumulated depreciation		(365,789)	(162,565)	(528,354)
		$497,048	$70,582	$567,630

9.	INTANGIBLE ASSETS

Intangible assets as of December 31, 2010 and September 30, 2010 consisted of the following:

	Estimated	December 31,	September 30,
	Useful Lives	2010	2010

Customer contracts	5 years	$983,645	$983,645
Less: accumulated amortization		(114,759)	(65,576)
Intangible assets, net		$868,886	$918,069

Total amortization expense was $49,182 and $0 for the three months ended December 31, 2010 and 2009, respectively.

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

Accounts payable were $1,572,941 and $1,432,074 as of December 31, 2010 and September 30, 2010, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.

11.	CONVERTIBLE NOTES PAYABLE

On December 7, 2009, the Company obtained $250,000 of financing from Coach Capital pursuant to a Convertible Promissory Note. Interest accrues at 8% and the $250,000 may be converted into restricted common stock on November 27, 2010 at $0.15 per share.  This financing places certain restrictions on the Company In addition, Coach Capital received warrants to purchase 833,333 shares of the Company’s common stock at $0.15 per share.  The warrant expires 3 years from the date of issuance. The parties are currently negotiating the conversion of the Promissory Note into restricted common stock.

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

The convertible note payable balance as of December 31, 2010 was $250,000. The Company expensed $11,153 in interest during the three months ended December 31, 2010.

On July 14, 2010, November 9, 2010 and January 3, 2011 the Company obtained $50,000 of financing from Asher Enterprises, Inc. (“Asher”) pursuant to a Securities Purchase Agreement and Convertible Promissory Note. Interest is accrued at 8% and the $50,000 is convertible into restricted common stock on or before April 19, 2011, August 11, 2011and September 30, 2011 at Asher’s request at a 39% discount to the three lowest close bid prices during the ten days prior to conversion.   This financing places certain restrictions on the Company. The Company expensed $1,468 during the three months ended December 31, 2010.

12.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of December 31, 2010 and September 30, 2010 consisted of the following:

	December 31,	September 30,
	2010	2010

BFI Finance Corp Secured Credit Facility	$203,258	$643,334
TransTech capitalized leases, net of capitalized interest	43,537	54,437
Related party notes payable-
James Gingo Promissory Note	2,300,000	2,300,000
Bradley Sparks	73,228	50,750
Lynn Felsinger	82,000	82,000
Ron Erickson and affiliated parties	58,952	58,952
Total debt	2,760,975	3,189,473
Less current portion of long term debt	(1,087,848)	(1,513,495)
Long term debt	$1,673,127	$1,675,978

BFI Finance Corp Secured Credit Facility

On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with BFI Finance Corp to fund its operations.  The rate is prime interest + 2.5%, with a floor for prime interest of 5.5%.  On December 12, 2010, the secured credit facility was renewed for 6 months, with a floor for Prime of 4.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $700,000, and 35% of inventory value, not to exceed $300,000, for a total cap of $1,000,000. As of December 31, 2010, the outstanding balance under this facility was $203,258. The secured credit facility is guaranteed by James Gingo, the President of TransTech.

Capitalized Leases

TransTech has capitalized leases for equipment. The leases have a remaining lease term of 1-55 months. The aggregate future minimum lease payments under capital leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended December 31,	Total
2011	$20,410
2012	16,062
2013	11,378
2014	3,312
2015	1,932
Total	53,093
Less current portion of capitalized leases	(9,557)
Long term capital leases	$43,537

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

On February 27, 2007, the Company entered into a demand note with former CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750.  As of December 31, 2010, the outstanding note payable totaled $50,750 consisting of the note payable to Mr. Sparks.  Interest expense accrues on the note at a rate of 18% per annum.  Accrued interest of $35,314 as of December 31, 2010 on the note payable is recorded in the balance sheet in accrued expenses and other liabilities.

Any delays in repayment of the principal and accrued interest on the note payable upon demand result in a penalty interest rate of 30% per annum.  The interest due to Mr. Sparks became in arrears on February 16, 2008 and has not been paid as of the date of this filing.  Mr. Sparks has not demanded repayment of the note as of the date of this filing.

On September 30, 2009, the Company entered into a second demand note with former CEO and President, Bradley E. Sparks totaling $22,478.  As of December 31, 2010, the outstanding note payable totaled $22,478 consisting of the note payable to Mr. Sparks.  Interest expense accrues on the note at a rate of 8% per annum.  Accrued interest of $2,252 as of December 31, 2010 on the notes payable is recorded in the balance sheet in accrued expenses and other liabilities.

On April 30, 2009, accounts payable owed to Lynn Felsinger, a consultant, totaling $82,000 was converted into a demand note. Ms. Felsinger has not demanded repayment of the note as of the date of this filing.

Mr. Ronald Erickson, our Chief Executive Officer, converted outstanding debt with accrued interest in the amount of $152,971 into 1,019,806 shares of common stock of the Company valued at $0.15 per share on March 27, 2009. In addition, an affiliate of Mr. Erickson’s, Juliz I Limited Partnership, loaned the Company operating funds during fiscal 2009.  The balance outstanding at December 31, 2010 is $34,630 plus interest of $5,556.  Additionally, Mr. Erickson incurred expenses on behalf of the Company for a total of $24,322 during the 2009 fiscal year.  This balance was converted into a loan as of September 30, 2009 which bears interest at 8%.  Accrued interest was $2,436 as of December 31, 2010.

Aggregate maturities for notes payable, capitalized leases and long term debt by year are as follows:

Years Ended December 31,	Total
2011	$1,087,848
2012	659,498
2013	1,009,330
2014	2,716
2015	1,583
Total	$2,760,975

13.	EQUITY

The following equity issuances occurred during the three months ended December 31, 2010.

On November 17, 2010, the Company issued 20,000 shares of restricted shares of the Company’s common stock to Robert Jones for advisory services. The shares were valued at $.24 per share, the closing price on November 17, 2010.

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

Visualant paid Seaside’s legal fees and expenses in the amount of $25,000 for the initial closing, and agreed to pay $2,500 for each subsequent closing.  Visualant also has agreed to pay 7.0% in finder’s fees (to be paid in connection with each draw down) and issue 10,113 common stock warrants exercisable at $0.21395 per share.

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

As of December 31, 2010 and February 11, 2011, the Company sold to Seaside 144,471 shares at a purchase price of $.214 per share, or an aggregate price of $30,910.

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

Stock Option Activity

On November 17, 2010, the Board of Directors authorized to TransTech employees, the grant of non-qualified options to purchase 220,000 shares of the Company’s common stock at $0.24 per share. The non- qualified stock option grants vest quarterly over three years and expire in five (5) years.

There is currently 1,955,000 options to purchase common stock at $.495 per share outstanding at December 31, 2010 under the 2005 Stock Option Plan. The Company recorded $0 of compensation expense, net of related tax effects, relative to stock options for the three months ended December 31, 2010 and 2009 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00).

15.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

See Note 12 for discussion of notes payable issued to the Company’s former CEO and President during the quarter ended March 31, 2007.   Other than the note payable, related interest and payroll related accruals, all amounts are recorded in the related party accounts payable balance.  As of the filing date, Mr. Erickson beneficially owns 6,506,473 shares of common stock.

Mr. Sparks is owed $721,333 of accrued salary plus $57,998 which has been accrued to pay applicable payroll taxes, FUTA, etc.  Additionally, interest of $37,565 is owed Mr. Sparks for the note payable described in Note 11 to these Notes to Financial Statements.  Mr. Sparks is also owed $6,315 for cash amounts advanced by him to Visualant to fund operating expenses since his employment.

Dr. Kawahata, one of the Company’s directors, is owed $90,906 by the Visualant for services rendered to the Company.

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

The Company’s executive office is located at 500 Union Street, Suite 406, Seattle, Washington, USA, 98101. On January 1, 2011, the Company entered into a lease with a party affiliated with the Chairman of the Board of the Company. We pay $799 per month. The lease is cancellable with ten days notice.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended December 31,	Total
2011	$55,794
2012	56,652
2013	56,652
2014	56,652
2015	56,652
Beyond	9,444
Total	$291,844

17.	SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure up to the date the financial statements were issued.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THE COMPANY AND OUR BUSINESS

We were incorporated under the laws of the State of Nevada on October 8, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value. On September 13, 2002, 50,000,000 shares of preferred stock with a par value of $0.001 were authorized by the shareholders.  There are no preferred shares issued and the terms have not been determined. Our executive offices are located in Seattle, Washington.

We develop low-cost, high speed, light-based security and quality control solutions for use in homeland security, anti-counterfeiting, forgery/fraud prevention, brand protection and process control applications.  Our patent-pending technology uses controlled illumination with specific bands of light, to establish a unique spectral signature for both individual and classes of items.  When matched against existing databases, these spectral signatures allow precise identification and authentication of any item or substance.  This breakthrough optical sensing and data capture technology is called Spectral Pattern Matching (SPM). SPM technology can be miniaturized and is easily integrated into a variety of hand-held or fixed mount configurations, and can be combined in the same package as a bar-code or biometric scanner. As of December 31, 2010, we had three family patent applications with the U.S. Patent Office and one patent pending in Japan.

Through our wholly owned subsidiary, TransTech, we provide security and authentication solutions to security and law enforcement markets throughout the United States.

ACQUISITION OF TRANSTECH

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to December 31, 2010.

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

Our strategy for the next 18 to 24 months is to generate substantially increased revenues through the further acquisition of other high quality companies complementary to TransTech, growth of TransTech and the sale and license of SPM products.

LICENSE AGREEMENT WITH JAVELIN

On January 3, 2011, we signed a Commercial License Agreement (“License Agreement”) with Seattle based Javelin for development of environmental diagnostic applications of our SPM technology.

The License Agreement, which is exclusive for environmental applications, is perpetual and lasts until the Visualant IP expires. It provides for payments of 5% of Javelin’s revenues, market-rate royalties of $15,000 in year one (which was prepaid) and increasing to $47,407 in year five and profit sharing of 25% of license or transfer of technology. Javelin has certain performance milestones by year 2 and 3. The License Agreement can be terminated by Visualant for failure of Javelin to meet the performance milestones and by Javelin with thirty days notice.

PROPOSED ACQUISITION OF RATLAB

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

On November 28, 2010 and January 31, 2011, the parties signed Extensions of the Letter of Intent. The acquisition is expected to close May 1, 2011.

PROPOSED ACQUISITION OF EAGLE

On January 24, 2011, we signed a letter of intent to acquire Eagle (www.eagletechnologiesusa.com) of Brea, California.

Eagle, founded by card industry leaders Greg and Ryan Hawkins and Jeff Fulmer in 2008, has rapidly emerged as the premier provider of blank PVC and polyester composite cards to the identification market.  Eagle will provide an immediate additional $1 million in annual revenue to Visualant and is projected to grow to $3 to $4 million in revenues over the next two years as Eagle increases the range and technical sophistication of its product line.

With this acquisition, we will continue with its strategic initiative to consolidate relevant security and authentication assets.  At the same time, we will provide Eagle and its management the human and capital resources necessary to rapidly accelerate its growth.  Upon the closing of this acquisition, the Eagle team will continue to manage Eagle with full profit and loss responsibility.

THE COMPANY’S COMMON STOCK

Our common stock trades on the OTCBB Exchange under the symbol “VSUL.OB

KEY MARKET PRIORITIES

Currently, our key market priorities are, among other things, to:

•	Commercialize the Visualant technology and close sales in the United States and Japan.

•	Implement synergies between TransTech acquisition and the Company.

•	Develop license and royalty producing opportunities for the SPM technology outside the core security and authentication marketplace to include medical, agricultural and environmental diagnostics.

•	Close the acquisition of the Visualant related assets of the RATLab LLC and Eagle.

•	Pursue additional acquisitions which extend the product range and geographic reach of TransTech.

•	Improve profitability of the Company by increasing sales and managing expenses.

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

(dollars in thousands)

	Three Months Ended December 31,
	2010	2009	$ Variance	% Variance

Revenue	$2,068	$-	$2,068	100.0%
Cost of sales	1,655	-	1,655	-100.0%
Gross profit	413	-	413	100.0%
Research and development expenses	6	24	(18)	75.0%
Selling, general and administrative expenses	647	150	497	-331.3%
Operating loss	(240)	(174)	(66)	-37.9%
Other income (expense):
Interest expense	(60)	(12)	(48)	-400.0%
Other income	41	-	41	100.0%
Total other expense	(19)	(12)	(7)	-58.3%
Loss before income taxes	(259)	(186)	(73)	-39.2%
Income taxes - current benefit	(1)	-	(1)	100.0%
Net loss	(258)	(186)	(72)	-38.7%
Non-controlling interest	2	-	2	-100.0%
Net loss attributable to Visualant, Inc. common shareholders	$(260)	$(186)	$(74)	-39.8%

THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2009

SALES

Net revenue for the three months ended December 31, 2010 increased $2,068,000 to $2,068,000 as compared to $0 for the three months ended December 31, 2009.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to December 31, 2010

COST OF SALES

Cost of sales for the three months ended December 31, 2010 increased $1,655,000 to $1,655,000 as compared to $0 for the three months ended December 31, 2009.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to December 31, 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the three months ended December 31, 2010 increased $497,000 to $647,000 as compared to $150,000 for the three months ended December 31, 2009.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to December 31, 2010.

The selling, general and administrative expenses consisted primarily of research and development expenses, employee and independent contractor expenses, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the three months ended December 31, 2010 was $19,000 as compared to other expense of $12,000 for the three months ended December 31, 2009. The expenses for the three months ended December 31, 2010 included $60,000 for interest expense, offset by $41,000 in other income.

The 2009 other expense was primarily related to interest expense of $12,000

NET LOSS

Net loss for the three months ended December 31, 2010 was $258,000 as compared to a net loss of $186,000 for the three months ended December 31, 2009 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $55,872, a net working capital deficit of approximately $2.8 million and total indebtedness of $ 5.8 million as of December 31, 2010.

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

OPERATING ACTIVITIES

Net cash provided by operating activities for the three months ended December 31, 2010 was $.3 million. This amount was primarily related to a net loss of $.3 million, offset by depreciation and amortization and other non-cash expenses of $.1 million, a decrease in accounts receivable of $.3 million and an increase in accounts payable and accrued expenses of $.2 million.

FINANCING ACTIVITIES

Net cash used in financing activities for the three months ended December 31, 2010 was $.3 million. This amount was primarily related to payments on the line of credit of $.4 million.

The Company’s contractual cash obligations as of December 31, 2010 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$291,844	$55,794	$113,304	$113,304	$9,442
Capital lease obligations	0	0	0	0	0
Note payable	2,760,975	1,087,848	1,668,828	4,300	0
Capital expenditures	140,000	30,000	55,000	30,000	25,000
Acquisitions	815,000	165,000	450,000	200,000	0
	$4,007,819	$1,338,642	$2,287,132	$347,604	$34,442

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of December 31, 2010, there were 38.4 million shares of common stock issued and outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

OUR MANAGEMENT HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY.

As of December 31, 2010, Mr. Erickson and his immediate family members, either directly or indirectly, own or control 6,506,473 shares as of the filing date or approximately 16.9% of our common stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a “group” for the purposes of Rule 13d-3 under the Exchange Act. Mr. Ronald P. Erickson, our Chief Executive officer, controls each of our Controlling Shareholders.

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

On November 17, 2010, the Company issued 20,000 shares of restricted shares of the Company’s common stock to Robert Jones for advisory services. The shares were valued at $.24 per share, the closing price on November 17, 2010.

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

Visualant paid Seaside’s legal fees and expenses in the amount of $25,000 for the initial closing, and agreed to pay $2,500 for each subsequent closing.  Visualant also has agreed to pay 7.0% in finder’s fees (to be paid in connection with each draw down) and issue 10,113 common stock warrants exercisable at $0.21395 per share.

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

As of December 31, 2010 and February 11, 2011, the Company sold to Seaside 144,471 shares at a purchase price of $.214 per share, or an aggregate price of $30,910.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)        Exhibits

10.1	Letter of Intent dated October 1, 2010 by and between Visualant, Inc. and the RATLab LLC. (1)

10.2	Extension to Letter of Intent dated November 28, 2010 by and between Visualant, Inc. and the RATLab LLC. (2)

10.3	Securities Purchase Agreement dated December 23, 2010 by and between Visualant, Inc. and Seaside 88 Advisors LLC. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (3)

32	Section 906 Certifications
__________________

(1)	Attached as an exhibit to the Company’s Form 8-K dated October 1, 2010 and filed with the SEC on October 8, 2010.
(2)	Attached as an exhibit to the Company’s Form 8-K dated November 28, 2010 and filed with the SEC on December 2, 2010.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INCORPORATED

(Registrant)

Date: February 11, 2011	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: February 11, 2011	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
( Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.3	Securities Purchase Agreement dated December 23, 2010 by and between Visualant, Inc. and Seaside 88 Advisors LLC.