Form 10-Q
period 2011-03-31
VISUALANT INC
filed 2011-05-04
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of May 4, 2011: 44,143,001 shares

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	September 30, 2010
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$1,025,485	$83,937
Accounts receivable, net of allowance of $16,750 and $16,750, respectively	641,538	883,567
Prepaid expenses	104,650	54,386
Inventories	502,240	622,770
Refundable tax assets	6,172	8,581
Total current assets	2,280,085	1,653,241

EQUIPMENT, NET	549,080	588,060

OTHER ASSETS
Intangible assets, net	819,704	918,069
Goodwill	983,645	983,645
Investment in Novabeam, Inc.	50	50
Other assets	1,091	1,091

TOTAL ASSETS	$4,633,655	$4,144,156

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$2,173,517	$1,432,074
Accounts payable - related parties	25,917	149,932
Accrued expenses	254,077	169,364
Accrued expenses - related parties	775,886	766,284
Convertible notes payable, net of debt discount of $11,153 at 9/30/10	350,000	288,847
Note payable - current portion of long term debt	883,097	1,513,495
Total current liabilities	4,462,494	4,319,996

LONG TERM LIABILITIES:
Long term debt	1,670,014	1,675,978

STOCKHOLDERS' DEFICIT:
Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 41,461,790
and 38,229,374 shares issued and outstanding at 3/31/11 and 9/30/10, respectively	41,462	38,229
Additional paid in capital	7,965,994	6,835,647
Accumulated deficit	(9,554,048)	(8,774,277)
Total stockholders' deficit	(1,546,592)	(1,900,401)
Noncontrolling interest	47,739	48,583

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,633,655	$4,144,156

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$2,866,289	$-	$4,934,154	$-
COST OF SALES	2,521,396	-	4,176,056	-
GROSS PROFIT	344,893	-	758,097	-
RESEARCH AND DEVELOPMENT EXPENSES	6,000	24,000	12,000	47,500
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	831,379	181,494	1,477,830	331,569
OPERATING LOSS	(492,486)	(205,494)	(731,733)	(379,069)

OTHER INCOME (EXPENSE):
Interest expense	(40,973)	(25,622)	(101,726)	(37,685)
Other income	14,384	-	55,252	-
Total other expense	(26,589)	(25,622)	(46,474)	(37,685)

LOSS BEFORE INCOME TAXES	(519,075)	(231,116)	(778,207)	(416,754)

Income taxes - current benefit	(5,163)	-	(6,172)	-

NET LOSS	(513,912)	(231,116)	(772,036)	(416,754)

NONCONTROLLING INTEREST	6,089	-	7,737	-

NET LOSS ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES COMMON SHAREHOLDERS	$(520,001)	$(231,116)	$(779,773)	$(416,754)

Basic and diluted loss per common share attributable to Visualant, Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares of common stock outstanding- basic and diluted	39,662,497	29,862,707	38,946,072	29,537,024

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(779,773)	$(416,754)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	149,997	-
Issuance of capital stock and warrants for services and expenses	530,827	49,000
Stock based compensation	3,901	70,607
Amortization of debt discount	-	18,378
Loss on sale of assets	(2,671)	-
Changes in operating assets and liabilities:
Accounts receivable	242,030	-
Prepaid expenses	(50,265)	(2,083)
Inventory	120,530	-
Other assets	2,409	-
Minority interest	(843)
Accounts payable - trade and accrued expenses	711,746	135,844
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	927,888	(145,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,129)	-
Proceeds from sale of equipment	8,299	-
NET CASH (USED IN) INVESTING ACTIVITIES:	1,170	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(642,462)	-
Proceeds from notes payable	22,479	-
Proceeds from the issuance of common stock	548,852	-
Repayments of capital leases	(16,379)	-
Proceeds from the issuance of convertible debt	100,000	250,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	12,490	250,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	941,548	104,992

CASH AND CASH EQUIVALENTS, beginning of period	83,937	5,325

CASH AND CASH EQUIVALENTS, end of period	$1,025,485	$110,317

Supplemental disclosures of cash flow information:
Interest paid	$27,441	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of warrants in connection with convertible debt	$-	$61,336
Debt converted to common stock	$50,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Visualant, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 8, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value. On September 13, 2002, 50,000,000 shares of preferred stock with a par value of $0.001 were authorized by the shareholders.  There are no preferred shares issued and the terms have not been determined.

The Company closed the acquisition of TransTech Systems, Inc. (“TransTech”) of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to March 31, 2011. As of June 8, 2010, the Company is no longer in the development stage.

This acquisition is expected to accelerate market entry and penetration through the acquisition of well-operated and positioned distributors of security and authentication systems like TransTech, thus creating a natural distribution channel for products featuring our proprietary Spectrum Pattern Matching (“SPM”) technology.

The accompanying unaudited consolidated financial statements of the Company and our subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended March 31, 2011 and 2010 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on December 30, 2010.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,148,920 and $950,609 for the years ended September 30, 2010 and 2009, respectively. Our current liabilities exceeded our current assets by approximately $2.2 million as of March 31, 2011.  Our net cash used in operating activities was $440,968 for the year ended September 30, 2010.

As of March 31, 2011, the Company had $1,025,485 in cash. The Company needs to obtain additional financing to implement the business plan, service our debt repayments and acquire new businesses..  However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2011, our accumulated deficit was $9.6 million.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2010 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

INVENTORIES - Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is no provision for impaired inventory as of March 31, 2011.

EQUIPMENT - Equipment consists of machinery, leasehold improvements, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 3-10 years, except for leasehold improvements which are depreciated over 20 years.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The Company amortizes the intangible assets and intellectual property acquired in connection with the acquisition of TransTech, over thirty-six months on a straight - line basis, which was the time frame that the management of the Company was able to project forward for future revenue, either under agreement or through expected continued business activities.

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

All cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of March 31, 2011. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for a similar financial arrangement at March 31, 2011.

In addition, Topic 820 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

REVENUE RECOGNITION – TransTech revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company recorded deferred revenue of $0 as of March 31, 2011 and September 30, 2010, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. Such costs generally consist of major industry trade shows cooperatively with vendors and some advertising in industry publications.   Advertising costs were insignificant during the six months ended March 31, 2011 and 2010.

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

INCOME TAXES - Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of March 31, 2011 and September 30, 2010, the Company had refundable tax assets related to TransTech of $6,172 and $8,581, respectively.

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of March 31, 2011, there were options outstanding for the purchase of 4,955,000 common shares, warrants for the purchase of 833,333 common shares, 1,666,667 shares of common stock related to convertible debt, which could potentially dilute future earnings per share. As of March 31, 2010, there were options outstanding for the purchase of 1,310,000 common shares, warrants for the purchase of 833,333 common shares and 1,666,667 shares of common stock related to convertible debt which could potentially dilute future earnings per share.

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

As of March 31, 2011, the Company had three family patent applications with the U.S. Patent Office and one patent pending in Japan. As of the report date, the Company has not received any notification from the U.S. Patent and Trademark Office as to whether any of the patents filed in 2007 will be granted.

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

The letter of intent is subject to (i) approval of the acquisition by the Board of Visualant and Eagle; (ii) completion of due diligence; and, (iii) agreement to customary terms and conditions. On April 4, 2011, the Company signed an Extension to the Letter of Intent. The acquisition is expected to close by June 30, 2011.

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

The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized, but no later than June 8, 2011. The preliminary allocation is as follows:

Purchace price-
Common stock	$76,000
Notes payable	2,300,000
Accounts receivable, net	(755,836)
Inventories	(444,105)
Equipment, net	(590,955)
Other assets	(141,870)
Accounts payable - trade	921,183
Notes payable - current portion of long term debt	499,680
Other liabilities	103,193

Total purchase price	$1,967,290

Portion allocated to identifiable intangible assets	$983,645
Portion allocated to goodwill	983,645

Total	$1,967,290

The results of operations of TransTech were included in the Consolidated Statements of Operations for the period June 9, 2010 to March 31, 2011.

6.	ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $641,538 and $883,567, net of allowance, as of March 31, 2011 and September 30, 2010, respectively. The Company had two customers in excess of 10% (23% and 12%) of our consolidated revenues for the six months ended March 31, 2011. The Company has no customers with accounts receivable in excess of 10% as of March 31, 2011. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

7.	INVENTORIES

Inventories were $502,240 and $622,770 as of March 31, 2011 and September 30, 2010, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is no provision for impaired inventory as of March 31, 2011 and September 30, 2010.

8.	FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $549,080 and $588,060 as of March 31, 2011 and September 30, 2010, respectively. Accumulated depreciation was $518,738 and $599,784 as of March 31, 2011 and September 30, 2010, respectively. Total depreciation expense was $40,479 and $0 for the six months ended March 31, 2011 and 2010, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses

Property and equipment as of March 31, 2011 was comprised of the following:

	Estimated	March 31, 2011
	Useful Lives	Purchased	Capital Leases	Total

Machinery and equipment	3-10 years	$124,882	$87,039	$211,921
Leasehold improvements	20 years	600,000	-	600,000
Furniture and fixtures	3-10 years	45,676	101,260	146,936
Software and websites	3- 7 years	64,112	44,849	108,961
Less: accumulated depreciation		(350,028)	(168,710)	(518,738)
		$484,642	$64,438	$549,080

Property and equipment as of September 30, 2010 was comprised of the following:

	Estimated	September 30, 2010
	Useful Lives	Purchased	Capital Leases	Total

Machinery and equipment	3-10 years	$211,131	$87,038	$298,169
Leasehold improvements	20 years	600,000	-	600,000
Furniture and fixtures	3-10 years	71,758	101,260	173,018
Software and websites	3- 7 years	69,403	47,254	116,657
Less: accumulated depreciation		(442,977)	(156,807)	(599,784)
		$509,315	$78,745	$588,060

9.	INTANGIBLE ASSETS

Intangible assets as of March 31, 2011 and September 30, 2010 consisted of the following:

	Estimated	March 31,	September 30,
	Useful Lives	2010	2010

Customer contracts	5 years	$983,645	$983,645
Less: accumulated amortization		(163,941)	(65,576)
Intangible assets, net		$819,704	$918,069

Total amortization expense was $98,365 and $0 for the three months ended March 31, 2011 and 2010, respectively.

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

Accounts payable were $2,173,518 and $1,432,074 as of March 31, 2011 and September 30, 2010, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.

11.	CONVERTIBLE NOTES PAYABLE

On December 7, 2009, the Company obtained $250,000 of financing from Coach Capital (“Coach”) pursuant to a Convertible Promissory Note. Interest accrues at 8% and the $250,000 may be converted into common stock on November 27, 2010 at $0.15 per share or 1,666,667 shares.  This financing placed certain restrictions on the Company In addition, Coach received warrants to purchase 833,333 shares of the Company’s common stock at $0.15 per share.  The warrant expires 3 years from the date of issuance. On April 1, 2011, Coach converted $250,000 and interest of $28,758 into 1,858,387 shares of common stock.

Upon issuing the Note to Coach, the Company recognized the note and warrants based on their relative fair values of $250,000 and $81,000, respectively.  The fair value of the note was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital with the corresponding amount reflected as a contra-liability to the debt.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of three years, volatility of 267%, no dividends, and a risk-free interest rate of 1.34%.

On July 14, 2010, November 9, 2010 and January 3, 2011 the Company obtained $50,000 of financing from Asher Enterprises, Inc. (“Asher”) pursuant to a Securities Purchase Agreement and Convertible Promissory Note. Interest is accrued at 8% and the $50,000 is convertible into restricted common stock on or before April 19, 2011, August 11, 2011and September 30, 2011 at Asher’s request at a 39% discount to the three lowest close bid prices during the ten days prior to conversion.   This financing places certain restrictions on the Company. The Company expensed $1,518 during the six months ended March 31, 2011.  On February 14 and 17, 2011, Asher converted $50,000 into 173,378 shares of common stock at $.2884 per share.

12.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of March 31, 2011 and September 30, 2010 consisted of the following:

BFI Finance Corp Secured Credit Facility

On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with BFI Finance Corp to fund its operations.  The rate is prime interest + 2.5%, with a floor for prime interest of 5.5%.  On December 12, 2010, the secured credit facility was renewed for 6 months, with a floor for Prime of 4.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $700,000, and 35% of inventory value, not to exceed $300,000, for a total cap of $1,000,000. As of March 31, 2011, the outstanding balance under this facility was $873. The secured credit facility is guaranteed by James Gingo, the President of TransTech.

Capitalized Leases

TransTech has capitalized leases for equipment. The leases have a remaining lease term of 1-55 months. The aggregate future minimum lease payments under capital leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended March 31,	Total
2012	$18,044
2013	15,490
2014	8,334
2015	3,312
2016	1,104
Total	46,284
Less current portion of capitalized leases	(8,226)
Long term capital leases	$38,058

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

On February 27, 2007, the Company entered into a demand note with former CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750.  As of March 31, 2011, the outstanding note payable totaled $50,750 consisting of the note payable to Mr. Sparks.  Interest expense accrues on the note at a rate of 18% per annum.  Accrued interest of $37,566 as of March 31, 2011 on the note payable is recorded in the balance sheet in accrued expenses and other liabilities.

Any delays in repayment of the principal and accrued interest on the note payable upon demand result in a penalty interest rate of 30% per annum.  The interest due to Mr. Sparks became in arrears on February 16, 2008 and has not been paid as of the date of this filing.  Mr. Sparks has not demanded repayment of the note as of the date of this filing.

On September 30, 2009, the Company entered into a second demand note with former CEO and President, Bradley E. Sparks totaling $22,478.  As of March 31, 2011, the outstanding note payable totaled $22,478 consisting of the note payable to Mr. Sparks.  Interest expense accrues on the note at a rate of 8% per annum.  Accrued interest of $2,695 as of March 31, 2011 on the notes payable is recorded in the balance sheet in accrued expenses and other liabilities.

On April 30, 2009, accounts payable owed to Lynn Felsinger, a consultant, totaling $82,000 was converted into a demand note. Ms. Felsinger has not demanded repayment of the note as of the date of this filing.

Mr. Ronald Erickson, our Chief Executive Officer, converted outstanding debt with accrued interest in the amount of $152,971 into 1,019,806 shares of common stock of the Company valued at $0.15 per share on March 27, 2009. In addition, an affiliate of Mr. Erickson’s, Juliz I Limited Partnership, loaned the Company operating funds during fiscal 2009.  The balance outstanding at March 31, 2011 is $34,630 plus interest of $6,239.  Additionally, Mr. Erickson incurred expenses on behalf of the Company for a total of $24,322 during the 2009 fiscal year.  This balance was converted into a loan as of September 30, 2009 which bears interest at 8%.  Accrued interest was $2,916 as of March 31, 2011.

Aggregate maturities for notes payable, capitalized leases and long term debt by year are as follows:

Years Ended March 31,	Total
2012	$883,097
2013	662,737
2014	1,003,646
2015	2,723
2016	908
Total	$2,553,111

13.	EQUITY

The following equity issuances occurred during the six months ended March 31, 2011 and for the period subsequent to March 31, 2011.

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

Visualant paid Seaside’s legal fees and expenses in the amount of $25,000 for the initial closing, and agreed to pay $2,500 for each subsequent closing.  Visualant also has agreed to pay 7.0% in finder’s fees to brokers (to be paid in connection with each draw down) and issue common stock warrants.

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

As of March 31, 2011, the Company sold to Seaside 1,829,314 restricted shares at a purchase price of $.303 per share, or an aggregate price of $553,860. In addition, the Company issued warrants for the purchase of 128,050 shares of common shares at the purchase price of $.303 per share.

As of May 4, 2011, the Company sold to Seaside 2,529,314 shares at a purchase price of $.302 per share, or an aggregate price of $763,650. In addition, the Company issued warrants to brokers to for the purchase of 177,050 shares of common shares at the purchase price of $.302 per share.

On January 27, 2011, the Company issued 275,000 restricted shares of the Company’s common stock to directors for services provided during 2010. The shares were valued at $.448 per share, the closing price for the thirty days prior to January 27, 2011.

On January 27, 2011, the Company entered into a Contract for Corporate Advisory Services with Core consulting Group. Under the agreement dated December 6, 2010, the Company issued 381,500 of restricted shares of the Company’s common stock at $.45 per share, the closing price on December 6, 2010. In addition, the Company agreed to issue in ninety days an additional 381,500 of restricted shares of the Company’s common stock at $.45 per share, the closing price on December 6, 2010,

On January 27, 2011, Monahan & Biagi, PLLC converted $136,726 of accrued legal bills into 341,815 shares of the Company common stock at $.40 per share, the closing price on January 22, 2011, the date the conversion was requested.

On February 14 and 17, 2011, Asher converted $50,000 of convertible debentures into173,378 shares of common stock at $.2884 per share.

On February 23, 2011, Masahiro Kawahata, a director converted $90,906 of accrued expenses into 211,409 shares of the Company common stock at $.43 per share, the closing price on February 23, 2011, the date the conversion was requested.

On April 1, 2011, the Company entered into a Consulting Agreement with Cerillion N4 Partners. Under the agreement, the Company agreed to issue 4,000 shares at $.51 per share, the price on March 31, 2011.

On April 1, 2011, the Company entered into an Agreement with InvestorIdeas.com. Under the agreement, the Company agreed to issue 58,824 shares at $.51 per share, the price on March 31, 2011.

On April 1, 2011, the Company entered into an Agreement with National Securities Corporation. Under the agreement, the Company agreed to issue 60,000 shares at $.51 per share, the price on March 31, 2011. In addition, the Company agreed to issue a Form of Warrant for 100,000 shares at $.55 per share.

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

Stock Option Activity

On November 17, 2010, the Board of Directors authorized to TransTech employees, the grant of non-qualified options to purchase 220,000 shares of the Company’s common stock at $0.24 per share. The non- qualified stock option grants vest quarterly over three years and expire in five (5) years. The Company expensed $3,021 during the six months ended March 31, 2011.

There are currently 1,955,000 options to purchase common stock at $.495 per share outstanding at March 31, 2011 under the 2005 Stock Option Plan. The Company recorded $0 of compensation expense, net of related tax effects, relative to stock options for the six months ended March 31, 2011 and 2010 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). In addition, on May 10, 2010, the Board of Directors authorized to Ron Erickson or his designee the grant of non-qualified options to purchase 3,000,000 shares of the Company’s common stock at $0.15 per share. The non- qualified stock option grant vests quarterly over two (2) years and expires in ten (10) years.

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

Mr. Sparks is owed $721,333 of accrued salary plus $57,998 which has been accrued to pay applicable payroll taxes, FUTA, etc.  Additionally, interest of $40,261 is owed Mr. Sparks for the note payable described in Note 11 to these Notes to Financial Statements.  Mr. Sparks is also owed $6,315 for cash amounts advanced by him to Visualant to fund operating expenses since his employment and $5,136 for medical expenses.

16.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company that are expected to have a material adverse effect on its cash flows, financial condition or results of operations.

EMPLOYMENT AGREEMENTS

Agreement with Mark Scott

On May 10, 2010, the Board of Directors approved the appointment of Mr. Scott as Chief Financial Officer based on the (i) cash compensation of $8,000 per month; (ii) bonus cash compensation; shall be at the discretion of the senior executive and the board of directors; (iii) benefits after the closing of funding at discretion of Mr. Scott and equivalent to other employees in the company; and (iv) 1,000,000 shares of restricted common stock to be granted upon signing at the closing bid price of $.02 per share on May 7, 2010.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended March 31,	Total
2012	$57,012
2013	57,012
2014	57,012
2015	57,012
2016	52,261
Beyond	0
Total	$280,309

17.	SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure up to the date the financial statements were issued.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We develop low-cost, high speed, light-based security and quality control solutions for use in homeland security, anti-counterfeiting, forgery/fraud prevention, brand protection and process control applications.  Our patent-pending technology uses controlled illumination with specific bands of light, to establish a unique spectral signature for both individual and classes of items.  When matched against existing databases, these spectral signatures allow precise identification and authentication of any item or substance.  This breakthrough optical sensing and data capture technology is called Spectral Pattern Matching (SPM). SPM technology can be miniaturized and is easily integrated into a variety of hand-held or fixed mount configurations, and can be combined in the same package as a bar-code or biometric scanner. As of March 31, 2011, we had three family patent applications with the U.S. Patent Office and one patent pending in Japan.

Through our wholly owned subsidiary, TransTech, we provide security and authentication solutions to security and law enforcement markets throughout the United States.

ACQUISITION OF TRANSTECH

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to March 31, 2011.

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

On November 28, 2010 and January 31, 2011, the parties signed Extensions of the Letter of Intent. The acquisition is expected to close May 1, 2011.

PROPOSED ACQUISITION OF EAGLE

On January 24, 2011, we signed a Letter of Intent to acquire Eagle (www.eagletechnologiesusa.com) of Brea, California. On April 1, 2011, we signed an Extension to the Letter of Intent. The acquisition is expected to close by June 30, 2011.

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

KEY MARKET PRIORITIES

Currently, our key market priorities are, among other things, as follows to:

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

• • •
Pursue additional acquisitions which extend the product range and geographic reach of TransTech.

Develop our patent portfolio by continually extending the reach and application of our intellectual property.

Pursue grants from governmental and private sources to fund the exploration of new and unique applications of the SPM technology.

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

(dollars in thousands)
	Three Month Ended March 31,
	2011	2010	$ Variance	% Variance

Revenue	$2,866	$-	$2,866	100.0%
Cost of sales	2,521	-	2,521	-100.0%
Gross profit	345	-	345	100.0%
Research and development expenses	6	24	(18)	75.0%
Selling, general and administrative expenses	831	181	650	-359.1%
Operating loss	(492)	(205)	(287)	-140.0%
Other income (expense):
Interest expense	(41)	(26)	(15)	-57.7%
Other income	14	-	14	100.0%
Total other expense	(27)	(26)	(1)	-3.8%
Loss before income taxes	(519)	(231)	(288)	-124.7%
Income taxes - current benefit	(5)	-	(5)	100.0%
Net loss	(514)	(231)	(283)	-122.5%
Non-controlling interest	6	-	6	-100.0%
Net loss attributable to Visualant, Inc. common shareholders	$(520)	$(231)	$(289)	-125.1%

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

SALES

Net revenue for the three months ended March 31, 2011 increased $2,886,000 to $2,886,000 as compared to $0 for the three months ended March 31, 2010.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to March 31, 2011.

COST OF SALES

Cost of sales for the three months ended March 31, 2011 increased $2,521,000 to $2,521,000 as compared to $0 for the three months ended March 31, 2010.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to March 31, 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the three months ended March 31, 2011 increased $650,000 to $831,000 as compared to $181,000 for the three months ended March 31, 2010.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to March 31, 2011.

The selling, general and administrative expenses consisted primarily of research and development expenses, employee and independent contractor expenses, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, investor relation, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the three months ended March 31, 2011 was $27,000 as compared to other expense of $26,000 for the three months ended March 31, 2010. The expenses for the three months ended March 31, 2011 included $41,000 for interest expense, offset by $14,000 in other income.

The 2009 other expense was primarily related to interest expense of $26,000.

NET LOSS

Net loss for the three months ended March 31, 2011 was $520,000 as compared to a net loss of $231,000 for the three months ended March 31, 2010 for the reasons discussed above.

(dollars in thousands)
	Six Month Ended March 31,
	2011	2010	$ Variance	% Variance

Revenue	$4,934	$-	$4,934	100.0%
Cost of sales	4,176	-	4,176	-100.0%
Gross profit	758	-	758	100.0%
Research and development expenses	12	47	(35)	74.5%
Selling, general and administrative expenses	1,478	332	1,146	-345.2%
Operating loss	(732)	(379)	(353)	-93.1%
Other income (expense):
Interest expense	(101)	(38)	(63)	-165.8%
Other income	55	-	55	100.0%
Total other expense	(46)	(38)	(8)	-21.1%
Loss before income taxes	(778)	(417)	(361)	-86.6%
Income taxes - current benefit	(6)	-	(6)	100.0%
Net loss	(772)	(417)	(355)	-85.1%
Non-controlling interest	8	-	8	-100.0%
Net loss attributable to Visualant, Inc. common shareholders	$(780)	$(417)	$(363)	-87.1%

SIX MONTHS ENDED MARCH 31, 2011 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2010

SALES

Net revenue for the six months ended March 31, 2011 increased $4,934,000 to $4,934,000 as compared to $0 for the six months ended March 31, 2010.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to March 31, 2011.

COST OF SALES

Cost of sales for the six months ended March 31, 2011 increased $4,176,000 to $4,176,000 as compared to $0 for the six months ended March 31, 2010.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to March 31, 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the six months ended March 31, 2011 increased $1,146,000 to $1,478,000 as compared to $332,000 for the six months ended March 31, 2010.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to March 31, 2011.

The selling, general and administrative expenses consisted primarily of research and development expenses, employee and independent contractor expenses, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, investor relation, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the six months ended March 31, 2011 was $46,000 as compared to other expense of $38,000 for the six months ended March 31, 2010. The expenses for the six months ended March 31, 2011 included $101,000 for interest expense, offset by $55,000 in other income.

The 2009 other expense was primarily related to interest expense of $38,000.

NET LOSS

Net loss for the six months ended March 31, 2011 was $780,000 as compared to a net loss of $417,000 for the six months ended March 31, 2010 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1.0 million, a net working capital deficit of approximately $2.2 million and total indebtedness of $2.6  million as of March 31, 2011.

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

OPERATING ACTIVITIES

Net cash provided by operating activities for the six months ended March 31, 2011 was $.9 million. This amount was primarily related to a net loss of $.8 million, offset by depreciation and amortization and other non-cash expenses of $.6 million, a decrease in accounts receivable of $.2 million and an increase in accounts payable and accrued expenses of $.7 million.

FINANCING ACTIVITIES

Net cash used in financing activities for the six months ended March 31, 2011 was $.0 million. This amount was primarily related to payments on the line of credit of $.6 million, offset by proceeds from the sale of common stock of $.5 million and the proceeds from the issuance of convertible debt of $.1 million.

The Company’s contractual cash obligations as of March 31, 2011 are summarized in the table below:

Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$280,309	$57,012	$114,024	$109,273	$0
Capital lease obligations	0	0	0	0	0
Note payable	2,553,111	883,097	1,666,383	3,631	0
Capital expenditures	345,000	80,000	105,000	80,000	80,000
Acquisitions	815,000	315,000	500,000	0	0
	$3,993,420	$1,335,109	$2,385,407	$192,904	$80,000

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 31, 2011, there were 41.5 million shares of common stock issued and outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

OUR CHIEF EXECUTIVE OFFICER HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY.

As of March 31, 2011, Mr. Erickson and his immediate family members, either directly or indirectly, own or control 6,506,473 shares as of the filing date or approximately15.7% of our common stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a “group” for the purposes of Rule 13d-3 under the Exchange Act. Mr. Ronald P. Erickson, our Chief Executive officer, controls each of our Controlling Shareholders.

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

On December 23, 2010, we entered into a Securities Purchase Agreement with Seaside pursuant to which Seaside agreed to purchase restricted shares of our common stock from time to time over a 12-month period, provided that certain conditions are met.

As of March 31, 2011, we sold to Seaside 1,829,314 restricted shares at a purchase price of $.303 per share, or an aggregate price of $553,860. In addition, we issued warrants for the purchase of 128,050 shares of common shares at the purchase price of $.303 per share.

As of May 4, 2011, we sold to Seaside 2,529,314 shares at a purchase price of $.302 per share, or an aggregate price of $763,650. In addition, the Company issued warrants to brokers to for the purchase of 177,050 shares of common shares at the purchase price of $.302 per share.

On January 27, 2011, we issued 275,000 restricted shares of our common stock to directors for services provided during. The shares were valued at $.448 per share, the closing price for the thirty days prior to January 27, 2011.

On January 27, 2011, we entered into a Contract for Corporate Advisory Services with Core consulting Group. Under the agreement dated December 6, 2010, we issued 381,500 of restricted shares of our common stock at $.45 per share, the closing price on December 6, 2010. In addition, we agreed to issue in ninety days an additional 381,500 of restricted shares of the our common stock at $.45 per share, the closing price on December 6, 2010,

On January 27, 2011, Monahan & Biagi, PLLC converted $136,726 of accrued legal bills into 341,815 shares of our common stock at $.40 per share, the closing price on January 22, 2011, the date the conversion was requested.

On February 14 and 17, 2011, Asher converted $50,000 of convertible debentures into173,378 shares of common stock at $.2884 per share.

On February 23, 2011, Masahiro Kawahata, a director converted $90,906 of accrued expenses into 211,409 shares of the Company common stock at $.43 per share, the closing price on February 23, 2011, the date the conversion was requested.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)        Exhibits

10.1	Commercial License Agreement dated January 3, 2011 by and between Visualant, Inc. and Javelin, LLC. (2)

10.2	Letter of Intent dated January 24, 2011 by and between Visualant, Inc. and Eagle Technologies USA. (3)

10.3	Extension to Letter of Intent dated January 31, 2011 by and between Visualant, Inc. and the RATLab LLC. (5)

14.1	Code of Conduct & Ethics dated January 27, 2011. (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (1)

32	Section 906 Certifications (1)

99.1	Audit Committee Charter dated January 27, 2011. (4)

99.2	Compensation Committee Charter dated January 27, 2011. (4)

99.3	Nominations and Governance Committee Charter dated January 27, 2011. (4)

__________________

(1)    Filed herewith.
(2)	Attached as an exhibit to the Company’s Form 8-K dated January 3, 2011 and filed with the SEC on January 7, 2011.
(3)	Attached as an exhibit to the Company’s Form 8-K dated January 24, 2011 and filed with the SEC on January 31, 2011.
(4)	Attached as an exhibit to the Company’s Form 8-K dated January 27, 2011 and filed with the SEC on January 31, 2011.
(5)	Attached as an exhibit to the Company’s Form 8-K dated January 31, 2011 and filed with the SEC on February 2, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INCORPORATED

(Registrant)

Date: May 4, 2011	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: May 4, 2011	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
( Principal Financial and Accounting Officer)