Form 10-Q
period 2011-06-30
VISUALANT INC
filed 2011-08-02
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of August 2, 2011: 47,613,034 shares

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	September 30, 2010
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$249,669	$83,937
Accounts receivable, net of allowance of $16,750 and $16,750, respectively	911,355	883,567
Prepaid expenses	282,796	54,386
Inventories	519,712	622,770
Refundable tax assets	7,414	8,581
Total current assets	1,970,946	1,653,241

EQUIPMENT, NET	537,471	588,060

OTHER ASSETS
Intangible assets, net	1,214,772	918,069
Goodwill	983,645	983,645
Investment in Novabeam, Inc.	50	50
Other assets	1,091	1,091

TOTAL ASSETS	$4,707,975	$4,144,156

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$1,134,695	$1,432,074
Accounts payable - related parties	10,603	149,932
Accrued expenses	117,494	169,364
Accrued expenses - related parties	775,886	766,284
Convertible notes payable, net of debt discount of $11,153 at 9/30/10	1,250,000	288,847
Note payable - current portion of long term debt	1,654,260	1,513,495
Total current liabilities	4,942,938	4,319,996

LONG TERM LIABILITIES:
Long term debt	1,017,350	1,675,978

STOCKHOLDERS' DEFICIT:
Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 46,762,832
and 38,229,374 shares issued and outstanding at 3/31/11 and 9/30/10, respectively	46,763	38,229
Additional paid in capital	9,165,399	6,835,647
Accumulated deficit	(10,503,547)	(8,774,277)
Total stockholders' deficit	(1,291,385)	(1,900,401)
Noncontrolling interest	39,072	48,583

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,707,975	$4,144,156

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$2,102,672	$445,165	$7,036,826	$445,165
COST OF SALES	1,678,816	354,239	5,854,872	354,239
GROSS PROFIT	423,856	90,926	1,181,953	90,926
RESEARCH AND DEVELOPMENT EXPENSES	82,509	11,000	94,509	58,500
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,248,118	497,378	2,725,948	828,947
OPERATING LOSS	(906,771)	(417,452)	(1,638,504)	(796,521)

OTHER INCOME (EXPENSE):
Interest expense	(47,768)	(25,220)	(149,494)	(62,905)
Other income	5,539	3,212	60,791	3,212
Total other expense	(42,229)	(22,008)	(88,703)	(59,693)

LOSS BEFORE INCOME TAXES	(949,000)	(439,460)	(1,727,207)	(856,214)

Income taxes - current benefit	(1,242)	(3,940)	(7,414)	(3,940)

NET LOSS	(947,758)	(435,520)	(1,719,794)	(852,274)

NONCONTROLLING INTEREST	1,739	(1,034)	9,476	(1,034)

NET LOSS ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES COMMON SHAREHOLDERS	$(949,497)	$(436,554)	$(1,729,270)	$(853,308)

Basic and diluted loss per common share attributable to Visualant, Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted average shares of common stock outstanding- basic and diluted	44,987,846	33,087,707	40,959,996	30,728,036

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,719,794)	$(852,274)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	235,989	22,794
Issuance of capital stock and warrants for services and expenses	590,305	181,592
Stock based compensation	51,607	107,974
Amortization of debt discount	11,153	33,713
Loss on sale of assets	(2,672)	-
Changes in operating assets and liabilities:
Accounts receivable	(27,787)	50,291
Prepaid expenses	(251,424)	(6,555)
Inventory	103,058	(19,746)
Other assets	(41,843)	(25,741)
Noncontrolling interest	(18,987)	-
Accounts payable - trade and accrued expenses	(153,265)	100,636
CASH PROVIDED BY USED IN OPERATING ACTIVITIES	(1,223,660)	(407,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(114,715)	(17,173)
Proceeds from sale of equipment	8,299	-
NET CASH USED IN INVESTING ACTIVITIES:	(106,416)	(17,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(20,526)	216,058
Distribution	-	(20,000)
Repayment of debt	(650,000)	7,727
Proceeds from the issuance of common stock	886,149	-
Repayments of capital leases	(19,815)	-
Proceeds from the issuance of convertible debt	1,300,000	250,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,495,808	453,785

NET INCREASE IN CASH AND CASH EQUIVALENTS	165,732	29,296

CASH AND CASH EQUIVALENTS, beginning of period	83,937	81,541

CASH AND CASH EQUIVALENTS, end of period	$249,669	$110,837

Supplemental disclosures of cash flow information:
Interest paid	$150,395	$4,943
Taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of warrants in connection with convertible debt	$-	$61,336
Issuance of common stock for acquisition	$200,000	76,000
Debtenture converted to common stock	$350,000	$-
Issuance of common stock for conversion of liabilities	$260,225	$144,000
Issuance of note payable for acquisition	$100,000	$2,300,000

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Visualant, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 8, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value. On September 13, 2002, 50,000,000 shares of preferred stock with a par value of $0.001 were authorized by the shareholders.  There are no preferred shares issued and the terms have not been determined.

The Company closed the acquisition of TransTech Systems, Inc. (“TransTech”) of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to June 30, 2011. As of June 8, 2010, the Company is no longer in the development stage.

This acquisition is expected to accelerate market entry and penetration through the acquisition of well-operated and positioned distributors of security and authentication systems like TransTech, thus creating a natural distribution channel for products featuring our proprietary Spectrum Pattern Matching (“SPM”) technology.

The accompanying unaudited consolidated financial statements of the Company and our subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended June 30, 2011 and 2010 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on December 30, 2010.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,148,920 and $950,609 for the years ended September 30, 2010 and 2009, respectively. Our current liabilities exceeded our current assets by approximately $3.0 million as of June 30, 2011.  Our net cash used in operating activities was $440,968 for the year ended September 30, 2010.

As of June 30, 2011, the Company had $249,669 in cash. The Company needs to obtain additional financing to implement the business plan, service our debt repayments and acquire new businesses..  However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2011, our accumulated deficit was $10.5 million.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2010 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of June 30, 2011, the Company had no uninsured cash amounts.

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

INVENTORIES - Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified. A provision of $7,500for impaired inventory has been reserved as of June 30, 2011.

EQUIPMENT - Equipment consists of machinery, leasehold improvements, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 3-10 years, except for leasehold improvements which are depreciated over 20 years.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The Company amortizes the intangible assets and intellectual property acquired in connection with the acquisition of TransTech, over sixty months on a straight - line basis, which was the time frame that the management of the Company was able to project forward for future revenue, either under agreement or through expected continued business activities.  Intangible assets and intellectual property acquired from RATLab are recorded likewise.

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

All cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of June 30, 2011. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for a similar financial arrangement at June 30, 2011.

In addition, Topic 820 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

REVENUE RECOGNITION – TransTech revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company recorded deferred revenue of $0 as of June 30, 2011 and September 30, 2010, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. Such costs generally consist of major industry trade shows cooperatively with vendors and some advertising in industry publications.   Advertising costs were insignificant during the nine months ended June 30, 2011 and 2010.

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

INCOME TAXES - Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of June 30, 2011 and September 30, 2010, the Company had refundable tax assets related to TransTech of $7,414 and $8,581, respectively.

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of June 30, 2011, there were options outstanding for the purchase of 6,920,000 common shares, warrants for the purchase of 4,377,050 common shares, an undetermined number shares of common stock related to convertible debt, which could potentially dilute future earnings per share. As of June 30, 2010, there were options outstanding for the purchase of 4,810,000 common shares, warrants for the purchase of 1,133,333 common shares and 1,666,667 shares of common stock related to convertible debt which could potentially dilute future earnings per share.

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

The Company develops low-cost, high speed, light-based security and quality control solutions for use in homeland security, anti-counterfeiting, forgery/fraud prevention, brand protection and process control applications.  Its patent-pending technology uses controlled illumination with specific bands of light, to establish a unique spectral signature for both individual and classes of items.  When matched against existing databases, these spectral signatures allow precise identification and authentication of any item or substance.  This breakthrough optical sensing and data capture technology is called Spectral Pattern Matching (“SPM”). SPM technology can be miniaturized and is easily integrated into a variety of hand-held or fixed mount configurations, and can be combined in the same package as a bar-code or biometric scanner.

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

ACQUISITION OF RATLab LLC (“RATLab”)

On June 7, 2011, the Company closed the acquisition of all Visualant related assets of the RATLab LLC.

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

The Company acquired the Visualant related assets of the RATLab for the following:

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

c.         The outstanding promissory note owing to Tom Furness in the amount of $65,000 with accrued interest of $24,675 was paid at closing.

PROPOSED ACQUISITION OF EAGLE TECHNOLOGIES USA (“Eagle”)

On January 24, 2011, the Company announced that it signed a letter of intent to acquire Eagle (www.eagletechnologiesusa.com) of Brea, California.

On June 27, 2011, the Company announced that it signed a new letter of intent to Eagle.

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

The letter of intent is subject to (i) approval of the acquisition by the Board of Visualant and Eagle; (ii) completion of due diligence; and (iii) agreement to customary terms and conditions; and resolution of outstanding litigation. The acquisition is expected to close by August 30, 2011.

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

The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized, but no later than June 8, 2011. The preliminary allocation is as follows:

Purchase price-
Common stock	$76,000
Notes payable	2,300,000
Net assets acquired	(1,932,766)
Net liabilities assumed	1,524,056

Total purchase price	1,967,290

Portion allocated to identifiable intangible assets	$983,645
Portion allocated to goodwill	983,645

Total	$1,967,290

The results of operations of TransTech were included in the Consolidated Statements of Operations for the period June 9, 2010 to June 30, 2011.

6.	ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $911,355 and $883,567, net of allowance, as of June 30, 2011 and September 30, 2010, respectively. The Company had two customers in excess of 10% (16% and 13%) of our consolidated revenues for the nine months ended June 30, 2011. The Company has one customer with accounts receivable in excess of 10% (13%) as of June 30, 2011. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

7.	INVENTORIES

Inventories were $519,712 and $622,770 as of June 30, 2011 and September 30, 2010, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. A provision of $7,500 and $0 for impaired inventory has been reserved as of June 30, 2011 and September 30, 2010, respectively.

8.	FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $537,471 and $588,060 as of June 30, 2011 and September 30, 2010, respectively. Accumulated depreciation was $537,134 and $599,784 as of June 30, 2011 and September 30, 2010, respectively. Total depreciation expense was $59,677 and $6,400 for the nine months ended June 30, 2011 and 2010, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses

Property and equipment as of June 30, 2011 was comprised of the following:

	Estimated	June 30, 2011
	Useful Lives	Purchased	Capital Leases	Total

Machinery and equipment	3-10 years	$131,669	$87,039	$218,708
Leasehold improvements	20 years	600,000	-	600,000
Furniture and fixtures	3-10 years	45,676	101,260	146,936
Software and websites	3- 7 years	64,112	44,849	108,961
Less: accumulated depreciation		(355,118)	(182,016)	(537,134)
		$486,339	$51,132	$537,471

Property and equipment as of September 30, 2010 was comprised of the following:

	Estimated	September 30, 2010
	Useful Lives	Purchased	Capital Leases	Total

Machinery and equipment	3-10 years	$211,131	$87,038	$298,169
Leasehold improvements	20 years	600,000	-	600,000
Furniture and fixtures	3-10 years	71,758	101,260	173,018
Software and websites	3- 7 years	69,403	47,254	116,657
Less: accumulated depreciation		(442,977)	(156,807)	(599,784)
		$509,315	$78,745	$588,060

9.	INTANGIBLE ASSETS

Intangible assets as of June 30, 2011 and September 30, 2010 consisted of the following:

	Estimated	June 30,	September 30,
	Useful Lives	2011	2010

Customer contracts	5 years	$1,433,645	$983,645
Less: accumulated amortization		(218,873)	(65,576)
Intangible assets, net		$1,214,772	$918,069

Total amortization expense was $153,298and $16,394 for the nine months ended June 30, 2011 and 2010, respectively.

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

The fair value of the RATLab intellectual property acquired was $450,000 estimated by using a discounted cash flow approach based on future economic benefits associated with agreements with customers, or through expected continued business activities with its customers. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results.

10.	ACCOUNTS PAYABLE

 Accounts payable were $1,134,695 and $1,432,074 as of June 30, 2011 and September 30, 2010, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.  The Company has three vendors with accounts payable in excess of 10% (37%, 18% and 16%) as of June 30, 2011. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

11.	CONVERTIBLE NOTES PAYABLE

On December 7, 2009, the Company obtained $250,000 of financing from Coach Capital (“Coach”) pursuant to a Convertible Promissory Note. Interest accrues at 8% and the $250,000 may be converted into common stock on November 27, 2010 at $0.15 per share or 1,666,667 shares.  This financing placed certain restrictions on the Company In addition, Coach received warrants to purchase 833,333 shares of the Company’s common stock at $0.15 per share.  The warrant expires 3 years from the date of issuance. On April 1, 2011, Coach converted $250,000 and interest of $28,758 into 1,858,387 shares of common stock. On May 31, 2011, Coach exercised its warrant and received 833,333 shares of common stock.

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

On July 14, 2010, November 9, 2010 and January 3, 2011 the Company obtained $50,000 of financing from Asher Enterprises, Inc. (“Asher”) pursuant to a Securities Purchase Agreement and Convertible Promissory Note. Interest is accrued at 8% and the $50,000 is convertible into restricted common stock on or before April 19, 2011, August 11, 2011and September 30, 2011 at Asher’s request at a 39% discount to the three lowest close bid prices during the ten days prior to conversion.   This financing places certain restrictions on the Company. The Company expensed $5,085 during the nine months ended June 30, 2011.  On February 14 and 17, 2011, Asher converted $50,000 into 173,378 shares of common stock at $.2884 per share.  On May 20, 24 and 26, 2011, Asher converted $50,000 into 296,130 shares of common stock at $.169 per share. On July 14, 17 and 20, 2011, Asher converted $50,000 into 491,506 shares of common stock at $.102 per share.

On May 19, 2011, the Company entered into a Securities Purchase Agreement (“Agreement”) with Gemini Master Fund, Ltd. and Ascendiant Capital Partners, LLC  (“Investors”) pursuant to which the Company issued $1.2 million in principal amount of 10% convertible debentures due May 1, 2012, together with 5-year warrants to purchase 2,400,000 shares of the Company’s common stock. The purchase price for the debentures was 83.3% of the face amount, resulting in the Company receiving $1.0 million in cash, less legal fees, placement agent fees and expenses.

The financing, led by Gemini Strategies LLC of San Diego, CA and New York, and Ascendiant Capital Partners LLC of Irvine, CA, provides capital for Visualant to continue with the execution of its strategic plans, including the funding of its planned acquisitions and the market development of its SPM Technology.

Under the terms of the Agreement, the debentures, including the amount of accrued interest thereon, are convertible at the option of the holder into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.50 per share, or (ii) 70% of the average of the three lowest prices during the 20 trading days preceding the conversion date, subject to a floor conversion price of $0.35 per share, provided that the Company pays to the holder a compensatory amount in cash to adjust for the difference between and the conversion price and $0.35 per share. The warrants for 2.4 million shares are exercisable at a price of $0.50 per share for five years. The Agreement also provides for an additional $1.0 million investment option by the Investors to purchase an additional $1.2 million in aggregate principal amount of debentures on or before the one-year anniversary date of the Agreement.  The conversion price of these additional debentures is equal to the lesser of (i) $1.00 per share, or (ii) 70% of the average of the three lowest prices during the 20 trading days preceding the conversion date, subject to a floor conversion price of $0.70 per share subject to adjustment. The Company has agreed to file a registration statement on form S-1 to register the resale of all shares issuable in connection with the convertible debentures and warrants and have it declared effective within ninety days of the closing of the transaction.

The Company paid legal fees and expenses in the amount of $12,500. Visualant also paid $80,000 or 8.0% of the cash received and issued a five-year warrant for 192,000 shares in placement agent fees to Ascendiant Capital Markets LLC.

Gemini is expected to issue up to 3,600,000 shares at conversion and received a warrant to purchase 1,800,000 shares of our common stock. Ascendiant is expected to be issued 1,200,000 shares of our common stock at conversion and received warrants to purchase a total of 792,000 shares of our common stock.

The Agreement may be terminated by the Investors under certain conditions. The Agreement also contains certain representations and warranties of Visualant and the Investors, including customary investment-related representations provided by the Investors, as well as acknowledgements by the Investors that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws.  We provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.  The Investor’s representations and warranties are qualified in their entirety (to the extent applicable) by the Company’s disclosures in the reports it files with the SEC.  We also delivered confidential disclosure schedules qualifying certain of its representations and warranties in connection with executing and delivering the Agreement.

12.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of June 30, 2011 and September 30, 2010 consisted of the following:

BFI Finance Corp Secured Credit Facility

On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with BFI Finance Corp to fund its operations.  The rate is prime interest + 2.5%, with a floor for prime interest of 5.5%.  On June 12, 2011, the secured credit facility was renewed for 6 months, with a floor for Prime of 4.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $700,000, and 35% of inventory value, not to exceed $300,000, for a total cap of $1,000,000. As of June 30, 2011, the outstanding balance under this facility was $622,808. The secured credit facility is guaranteed by James Gingo, the President of TransTech.

Capitalized Leases

TransTech has capitalized leases for equipment. The leases have a remaining lease term of 1-56 months. The aggregate future minimum lease payments under capital leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended June 30,	Total
2012	$17,272
2013	15,490
2014	5,289
2015	3,312
2016	276
Total	41,639
Less current portion of capitalized leases	(7,017)
Long term capital leases	$34,622

The imputed interest rate in the capitalized leases is approximately 10.5%.

Related Party Notes Payable

The Company acquired its 100% interest in TransTech by issuing a Promissory Note (“Note”) to James Gingo, the President of TransTech, in the amount of $2,300,000, plus interest at the rate of three and one-half percent (3.5%) per annum from the date of the Note. The Note is secured by a security interest in the stock and assets of TransTech, and is payable over a period of three (3) years as follows:

(i)        The sum of $650,000, the amount of any accrued interest due on the Bonderson debt of $600,000 owed by James Gingo to the Bonderson Family Living Trust (“Bonderson Debt”) and interest on the unpaid balance, shall be paid to Seller on the earlier of: (A) the one (1) year anniversary of the closing date; or (B) on the closing of $2,500,000 or more in aggregate financing (whether debt, equity or some combination thereof) after the closing date.  On June 8, 2011, we paid $650,000 and accrued interest of $80,500 to Mr. Gingo.

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

On February 27, 2007, the Company entered into a demand note with former CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750.  As of June 30, 2011, the outstanding note payable totaled $50,750 consisting of the note payable to Mr. Sparks.  Interest expense accrues on the note at a rate of 18% per annum.  Accrued interest of $39,844 as of June 30, 2011 on the note payable is recorded in the balance sheet in accrued expenses and other liabilities.

Any delays in repayment of the principal and accrued interest on the note payable upon demand result in a penalty interest rate of 30% per annum.  The interest due to Mr. Sparks became in arrears on February 16, 2008 and has not been paid as of the date of this filing.  Mr. Sparks has not demanded repayment of the note as of the date of this filing.

On September 30, 2009, the Company entered into a second demand note with former CEO and President, Bradley E. Sparks totaling $22,478.  As of June 30, 2011, the outstanding note payable totaled $22,478 consisting of the note payable to Mr. Sparks.  Interest expense accrues on the note at a rate of 8% per annum.  Accrued interest of $3,143 as of June 30, 2011 on the notes payable is recorded in the balance sheet in accrued expenses and other liabilities.

On April 30, 2009, accounts payable owed to Lynn Felsinger, a consultant, totaling $82,000 was converted into a demand note. Ms. Felsinger has not demanded repayment of the note as of the date of this filing.

Mr. Ronald Erickson, our Chief Executive Officer, converted outstanding debt with accrued interest in the amount of $152,971 into 1,019,806 shares of common stock of the Company valued at $0.15 per share on March 27, 2009. In addition, an affiliate of Mr. Erickson’s, Juliz I Limited Partnership, loaned the Company operating funds during fiscal 2009.  The balance outstanding at June 30, 2011 is $34,630 plus interest of $6,930.  Additionally, Mr. Erickson incurred expenses on behalf of the Company for a total of $24,322 during the 2009 fiscal year.  This balance was converted into a loan as of September 30, 2009 which bears interest at 8%.  Accrued interest was $3,401 as of June 30, 2011.

Aggregate maturities for notes payable, capitalized leases and long term debt by year are as follows:

Years Ended June 30,	Total
2012	$1,654,260
2013	1,012,880
2014	1,487
2015	2,754
2016	229
Total	$2,671,610

13.	EQUITY

The following equity issuances occurred during the nine months ended June 30, 2011 and for the period subsequent to June 30, 2011.

On June 11, 2010, the Company issued a warrant for the purchase of 300,000 shares of our common stock to the Sterling Group for advisory services. The warrant was valued at $.02 per share using the Black-Scholes-Merton option valuation model. The warrant expires June 10, 2013 and is callable if registered and with five closing trading prices of our common stock over $.50 per share.

On November 17, 2010, the Company issued 20,000 shares of restricted shares of the Company’s common stock to Robert Jones for advisory services. The shares were valued at $.24 per share, the closing price on November 17, 2010.

On December 23, 2010 and amended on March 2, 2011 and April 22, 2011, the Company entered into a Securities Purchase Agreement (“Agreement”) with Seaside pursuant to which Seaside agreed to purchase restricted shares of the Company’s common stock from time to time over a 12-month period, provided that certain conditions are met.

Under the terms of the Agreement, the Company has the right to sell and issue to Seaside restricted shares of the Company’s common stock over a 12-month period commencing on the closing date. Visualant will be entitled to sell shares each month during the following 12 months, subject to certain conditions and limitations.  With respect to each subsequent closing, Visualant will not be obligated to sell any of its common stock to Seaside at a price lower than $0.25 per share, and Seaside’s beneficial ownership of the Company’s common stock will not exceed 9.99%. Seaside is not permitted to short sale the Company’s common stock.

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

As of June 30, 2011, the Company sold to Seaside 2,529,314 shares at a purchase price of $.302 per share, or an aggregate price of $763,650. In addition, the Company issued warrants to brokers to for the purchase of 177,050 shares of common shares at the purchase price of $.302 per share.

On January 27, 2011, the Company issued 275,000 restricted shares of the Company’s common stock to directors for services provided during 2010. The shares were valued at $.448 per share, the closing price for the thirty days prior to January 27, 2011.

On January 27, 2011, the Company entered into a Contract for Corporate Advisory Services with Core consulting Group. Under the agreement dated December 6, 2010, the Company issued 381,500 of restricted shares of the Company’s common stock at $.45 per share, the closing price on December 6, 2010. The Company issued an additional 381,500 of restricted shares of the Company’s common stock at $.45 per share on April 27, 2011, the closing price on December 6, 2010.

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

On February 23, 2011, the Company issued a warrant for the purchase of 1,000,000 shares of our common stock to Coach for advisory services. The warrant was issued at $0.25 per share. The warrant expires February 22, 2014 and is callable if registered and with five closing trading prices of the Company’s common stock over $0.75 per share.

On February 23, 2011, the Company issued a warrant for the purchase of 500,000 shares of our common stock to the Sterling Group for advisory services. The warrant was issued at $0.50 per share. The warrant expires February 22, 2014 and is callable if registered and with five closing trading prices of our common stock over $0.75 per share.

On April 1, 2011, Coach Capital LLC converted $250,000 of convertible debt and interest of $28,758 into 1,858,387 shares of common stock at $.15 per share, the amount determined in the December 7, 2010 Convertible Promissary Note.

On April 1, 2011, the Company entered into a Consulting Agreement with Cerillion N4 Partners. Under the agreement, the Company issued 4,000 shares at $.52 per share, the price on March 31, 2011.

On April 1, 2011, the Company entered into an Agreement with InvestorIdeas.com. Under the agreement, the Company issued 57,692 shares at $.52 per share, the price on March 31, 2011.

On April 1, 2011, the Company entered into an Agreement with National Securities Corporation. Under the agreement, the Company issued 60,000 shares at $.52 per share, the price on March 31, 2011.

On April 1, 2011, the Company entered into an Agreement with Aquiline Group.  Under the agreement, the Company issued 75,000 shares at $.52 per share.  On June 16, 2011, the Company entered into an Agreement with Aquiline Group.

On May 18, 2011, the Company entered into an Agreement with Lance Gima.  Under the agreement, the Company issued 10,000 shares at $.52 per share.

On May 31, 2011, Coach exercised its warrant and received 833,333 shares of common stock. On December 7, 2009, we closed $250,000 of financing from Coach pursuant to a Convertible Promissory Note. In addition, Coach received warrants to purchase 833,333 shares of the Company’s common stock at $0.15 per share.  The warrant expires 3 years from the date of issuance.

On May 20, 24 and 26, 2011, Asher converted $50,000 into 296,130 shares of common stock at $.169 per share.

On June 7, 2011, the Company closed the acquisition of all Visualant related assets of the RATLab by issuing 1,000,000 of our common stock valued at $0.20 per share, the price during the negotiation of this acquisition.

On June 17, 2011, the Company entered into a Securities Purchase Agreement with Ascendiant, pursuant to which Ascendiant agreed to purchase up to $3,000,000 worth of shares of the Company’s common stock from time to time over a 24-month period, provided that certain conditions are met. The financing arrangement entered into by the Company and Ascendiant is commonly referred to as an “equity line of credit” or an “equity drawdown facility.”

Under the terms of the Securities Purchase Agreement, Ascendiant will not be obligated to purchase shares of the Company’s common stock unless and until certain conditions are met, including but not limited to the SEC declaring effective a Registration Statement (the “Registration Statement”) on Form S-1 and the Company maintaining an Effective Registration Statement which registers Ascendiant’s resale of any shares purchased by it under the equity drawdown facility. The customary terms and conditions associated with Ascendiant’s registration rights are set forth in a Registration Rights Agreement that was also entered into by the parties on June 17, 2011.

Once the registration is declared effective, the Company has the right to sell and issue to Ascendiant, and Ascendiant will be obligated to purchase from the Company, up to $3,000,000 worth of shares of the Company’s common stock over a 24-month period beginning on such date (the “Commitment Period”). The Company will be entitled to sell such shares from time to time during the Commitment Period by delivering a draw down notice to Ascendiant. In such draw down notices, the Company will be required to specify the dollar amount of shares that it intends to sell to Ascendiant, which will be spread over a five-trading-day pricing period. For each draw, the Company will be required to deliver the shares sold to Ascendiant by the second trading day following the pricing period.   Ascendiant is entitled to liquidated damages in connection with certain delays in the delivery of its shares.

The Securities Purchase Agreement also provides for the following terms and conditions:

•
Purchase Price - 90% of the Company’s volume-weighted average price (“VWAP”) on each trading day during the five-trading-day pricing period, unless the lowest VWAP or closing bid price (“Market Price”) on the trading day before settlement is lower, in which case the Purchase Price shall be the Market Price less $.01.

•
Threshold Price – The Company may specify a price below which it will not sell shares during the applicable five-trading-day pricing period. If the VWAP falls below the threshold price on any day(s) during the pricing period, such day(s) will be removed from the pricing period (and Ascendiant’s investment amount will be reduced by 1/5 for each such day).

•
Maximum Draw - 20% of the Company’s total trading volume for the 10-trading-day period immediately preceding the applicable draw down, times the average VWAP during such period (but in no event more than $100,000).

•	Minimum Draw - None.

•	Minimum Time Between Draw Down Pricing Periods - Three trading days.

•	Minimum Use of Facility – The Company is not obligated to sell any shares of its common stock to Ascendiant during the Commitment Period.

•
Commitment Fees - 5% ($150,000), payable in shares of Company common stock based on the following schedule: $75,000 worth of restricted shares to be delivered at initial closing, $25,000 worth of shares if and when the S-1 is declared effective, and $25,000 worth of shares at 30 and 60 days). As of August 2, 2011, 358,696 shares of restricted common stock were issued for the $75,000 in fees.

•	Other Fees and Expenses – $7,500 payable in cash or shares of common stock.

•
Indemnification - Ascendiant is entitled to customary indemnification from the Company for any losses or liabilities it suffers as a result of any breach by the Company of any provisions of the Securities Purchase Agreement, or as a result of any lawsuit brought by any stockholder of the Company (except stockholders who are officers, directors or principal stockholders of the Company).

•
Conditions to Ascendiant’s Obligation to Purchase Shares - Trading in the Company’s common stock must not be suspended by the SEC or other applicable trading market; the Company must not have experienced a material adverse effect; all liquidated damages and other amounts owing to Ascendiant must be paid in full; the Registration Statement must be effective with respect to Ascendiant’s resale of all shares purchased under the equity drawdown facility; there must be a sufficient number of authorized but unissued shares of the Company’s common stock; and the issuance must not cause Ascendiant to own more than 9.99% of the then outstanding shares of the Company’s common stock.

•
Termination - The Securities Purchase Agreement will terminate if the Company’s common stock is not listed on one of several specified trading markets (which include the NYSE AMEX, OTC Bulletin Board and Pink Sheets, among others); if the Company files for protection from its creditors; or if the Registration Statement was not declared effective by the SEC by the date nine months following the date of the Securities Purchase Agreement. . The Company may terminate the Securities Purchase Agreement with five days’ notice.

The Securities Purchase Agreement also contains certain representations and warranties of the Company and Ascendiant, including customary investment-related representations provided by Ascendiant, as well as acknowledgements by Ascendiant that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations. The Company’s representations and warranties are qualified in their entirety (to the extent applicable) by the Company’s disclosures in the reports it files with the SEC. The Company also delivered confidential disclosure schedules qualifying certain of its representations and warranties in connection with executing and delivering the Securities Purchase Agreement.

The shares to be issued by the Company to Ascendiant under the Securities Purchase Agreement will be issued in private placements in reliance upon the exemption from the registration requirements set forth in the Securities Act provided for in Section 4(2) of the Securities Act, and the rules promulgated by the SEC thereunder.

The Company expects to issue up to 4,285,714 shares of common stock to be sold to Ascendiant Capital Partners, LLC under a Securities Purchase Agreement dated June 17, 2011.

On June 17, 2011, the Company extended its April 1, 2011 Agreement with Aquiline Group, Inc. Under the agreement, the Company issued 25,000 shares at $0.52 per share, the price on March 31, 2011.

On June 28, 2011, the Company filed a Registration Statement on Form S-1 for 15, 340, 361 shares of common stock. The Registration Statement primarily registers shares for Seaside, Gemini, Ascendiant, Coach and Sterling Group.

On July 14, 17 and 20, 2011 Asher converted $50,000 into 491,506 shares of common stock at $.102 per share.

14.	STOCK OPTIONS

Description of Stock Option Plan

On April 29, 2011, the 2011 Stock Incentive Plan was approved at the Annual Stockholder Meeting. The Company reserved 7,000,000 shares of Common Stock for issuance under the 2011 Stock Incentive Plan.

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

Stock Option Activity

On November 17, 2010, the Board of Directors authorized to TransTech employees, the grant of non-qualified options to purchase 220,000 shares of the Company’s common stock at $0.24 per share. The non- qualified stock option grants vest quarterly over three years and expire in five (5) years. The Company expensed $9,821 during the nine months ended June 30, 2011.

On May 9, 2011, the Board of Directors authorized to Marco Hegyi, our Chairman of the Board, the grant of qualified and non-qualified options to purchase 2,000,000 shares of the Company’s common stock at $0.50 per share. The stock option grants vest quarterly over two years and expire in five (5) years. The Company expensed $38,850 during the nine months ended June 30, 2011.

On May 18, 2011, the Board of Directors authorized to Lance Gima, a consultant, the grant of qualified options to purchase 100,000 shares of the Company’s common stock at $0.52 per share. The stock option grants vest quarterly over one year and expire in five (5) years. The Company expensed $2,109 during the nine months ended June 30, 2011.

There are currently 6,920,000 options to purchase common stock at $.296 per share outstanding at June 30, 2011 under the 2011 Stock Incentive Plan. The Company recorded $50,727 and $107,974 of compensation expense, net of related tax effects, relative to stock options for the nine months ended June 30, 2011 and 2010 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00).

15.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

See Note 12 for discussion of notes payable issued to the Company’s former CEO and President during the quarter ended March 31, 2007.   Other than the note payable, related interest and payroll related accruals, all amounts are recorded in the related party accounts payable balance.  As of the filing date, Mr. Erickson beneficially owns 5,206,473 shares of common stock.

Mr. Sparks is owed $721,333 of accrued salary plus $57,998 which has been accrued to pay applicable payroll taxes, FUTA, etc.  Additionally, interest of $42,987 is owed Mr. Sparks for the note payable described in Note 11 to these Notes to Financial Statements.  Mr. Sparks is also owed $6,315 for cash amounts advanced by him to Visualant to fund operating expenses since his employment and $5,136 for medical expenses.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended June 30,	Total
2012	$57,012
2013	57,012
2014	57,012
2015	57,012
2016	58,592
Beyond	0
Total	$286,640

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We develop low-cost, high speed, light-based security and quality control solutions for use in homeland security, anti-counterfeiting, forgery/fraud prevention, brand protection and process control applications.  Our patent-pending technology uses controlled illumination with specific bands of light, to establish a unique spectral signature for both individual and classes of items.  When matched against existing databases, these spectral signatures allow precise identification and authentication of any item or substance.  This breakthrough optical sensing and data capture technology is called Spectral Pattern Matching (SPM). SPM technology can be miniaturized and is easily integrated into a variety of hand-held or fixed mount configurations, and can be combined in the same package as a bar-code or biometric scanner. As of June 30, 2011, we had three family patent applications with the U.S. Patent Office and one patent pending in Japan.

Through our wholly owned subsidiary, TransTech, we provide security and authentication solutions to security and law enforcement markets throughout the United States.

ACQUISITION OF TRANSTECH

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to June 30, 2011.

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

ACQUISITION OF RATLAB

On June 7, 2011, we closed the acquisition of all Visualant related assets of the RATLab LLC.

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

With this acquisition, we will consolidate all intellectual property relating to the SPM technology.  In addition to its current authentication and security applications of SPM, we will now own all other applications including the important fields of medicine, agriculture, and the environment and begin the creation of the Visualant Laboratory.

Upon the closing of this asset acquisition transaction, Dr. Tom Furness and Dr. Brian Schowengerdt will continue to provide technology leadership to us, under terms that are still subject to negotiation.

PROPOSED ACQUISITION OF EAGLE

On January 24, 2011, the Company announced that it signed a letter of intent to acquire Eagle (www.eagletechnologiesusa.com) of Brea, California.

On June 27, 2011, the Company announced that it signed a new letter of intent to Eagle.

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

THE COMPANY’S COMMON STOCK

Our common stock trades on the OTCBB Exchange under the symbol “VSUL.OB.”

KEY MARKET PRIORITIES

Currently, our key market priorities are, among other things, as follows to:

•	Commercialize the Visualant technology and close sales in the United States and Japan.

•	Implement synergies between TransTech acquisition and the Company.

•	Develop license and royalty producing opportunities for the SPM technology outside the core security and authentication marketplace to include medical, agricultural and environmental diagnostics.

•	Close the acquisition of Eagle.

•	Pursue additional acquisitions which extend the product range and geographic reach of TransTech.

•	Develop our patent portfolio by continually extending the reach and application of our intellectual property.

•	Pursue grants from governmental and private sources to fund the exploration of new and unique applications of the SPM technology.

•	Improve profitability of the Company by increasing sales and managing expenses.

•	Enhance our investor relations activities.

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

(dollars in thousands)

	Three Months Ended June 30,
	2011	2010	$ Variance	% Variance

Revenue	$2,103	$445	$1,658	372.6%
Cost of sales	1,679	354	1,325	-374.3%
Gross profit	424	91	333	365.9%
Research and development expenses	83	11	72	-654.5%
Selling, general and administrative expenses	1,248	497	751	-151.1%
Operating loss	(907)	(417)	(490)	-117.5%
Other income (expense):
Interest expense	(48)	(25)	(23)	-92.0%
Other income	6	3	3	100.0%
Total other expense	(42)	(22)	(20)	-90.9%
Loss before income taxes	(949)	(439)	(510)	-116.2%
Income taxes - current benefit	(1)	(3)	2	66.7%
Net loss	(948)	(436)	(512)	-117.4%
Noncontrolling interest	1	(1)	-	0.0%
Net loss attributable to Visualant, Inc. common shareholders	$(949)	$(437)	$(512)	-117.2%

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

SALES

Net revenue for the three months ended June 30, 2011 increased $1,658,000 to $2,103,000 as compared to $445,000 for the three months ended June 30, 2010.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to June 30, 2011.

COST OF SALES

Cost of sales for the three months ended June 30, 2011 increased $1,325,000 to $1,679,000 as compared to $354,000 for the three months ended June 30, 2010.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to June 30, 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the three months ended June 30, 2011 increased $751,000 to $1,331,000 as compared to $497,000 for the three months ended June 30, 2010.

During the three months ended June 30, 2011, we recorded non-cash expenses of $206,000.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to June 30, 2011.

The selling, general and administrative expenses consisted primarily of research and development expenses, employee and independent contractor expenses, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, investor relation, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the three months ended June 30, 2011 was $42,000 as compared to other expense of $22,000 for the three months ended June 30, 2010. The expenses for the three months ended June 30, 2011 included $48,000 for interest expense, offset by $6,000 in other income.

The 2010 other expense included interest expense of $25,000, offset by other income of $3,000.

NET LOSS

Net loss for the three months ended June 30, 2011 was $948,000 as compared to a net loss of $436,000 for the three months ended June 30, 2010 for the reasons discussed above. The net loss included non-cash expenses of $206,000 and other business development and investor relation expenditures to expand the business.

(dollars in thousands)

	Nine Months Ended June 30,
	2011	2010	$ Variance	% Variance

Revenue	$7,037	$445	$6,592	1481.3%
Cost of sales	5,855	354	5,501	-1554.0%
Gross profit	1,182	91	1,091	1198.9%
Research and development expenses	95	59	36	-61.0%
Selling, general and administrative expenses	2,726	829	1,897	-228.8%
Operating loss	(1,639)	(797)	(842)	-105.6%
Other income (expense):
Interest expense	(149)	(63)	(86)	-136.5%
Other income	61	4	57	1425.0%
Total other expense	(88)	(59)	(29)	-49.2%
Loss before income taxes	(1,727)	(856)	(871)	-101.8%
Income taxes - current benefit	(7)	(4)	(3)	-75.0%
Net loss	(1,720)	(852)	(868)	-101.9%
Noncontrolling interest	9	1	8	800.0%
Net loss attributable to Visualant, Inc. common shareholders	$(1,729)	$(853)	$(876)	-102.7%

NINE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2010

SALES

Net revenue for the nine months ended June 30, 2011 increased $6,592,000 to $7,037,000 as compared to $445,000 for the nine months ended June 30, 2010.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to June 30, 2011.

COST OF SALES

Cost of sales for the nine months ended June 30, 2011 increased $5,501,000 to $5,855,000 as compared to $354,000 for the nine months ended June 30, 2010.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to June 30, 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the nine months ended June 30, 2011 increased $1,897,000 to $2,726,000 as compared to $829,000 for the nine months ended June 30, 2010.

During the nine months ended June 30, 2011, we recorded non-cash expenses of $889,000.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to June 30, 2011.

The selling, general and administrative expenses consisted primarily of research and development expenses, employee and independent contractor expenses, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, investor relation, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the nine months ended June 30, 2011 was $88,000 as compared to other expense of $59,000 for the nine months ended June 30, 2010. The expenses for the nine months ended June 30, 2011 included $149,000 for interest expense, offset by $61,000 in other income.

The 2010 other expense included interest expense of $63,000, offset by other income of $4,000.

NET LOSS

Net loss for the nine months ended June 30, 2011 was $1,720,000 as compared to a net loss of $852,000 for the nine months ended June 30, 2010 for the reasons discussed above. The net loss included non-cash expenses of $889,000 and other business development and investor relation expenditures to expand the business.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $.2 million, a net working capital deficit of approximately $3.0 million and total indebtedness of $2.7 million as of June 30, 2011.

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

OPERATING ACTIVITIES

Net cash used by operating activities for the nine months ended June 30, 2011 was $1.2 million. This amount was primarily related to a net loss of $1.7 million, offset by depreciation and amortization and other non-cash expenses of $.8 million, an increase in accounts receivable and prepaid expenses of $.3 million and an increase in accounts payable and accrued expenses of $.2 million.

FINANCING ACTIVITIES

Net cash provided by financing activities for the nine months ended June 30, 2011 was $1.5 million. This amount was primarily related to proceeds from the sale of common stock of $.9 million and the proceeds from the issuance of convertible debt of $1.3 million, offset by payments on the debt of $.7 million.

The Company’s contractual cash obligations as of June 30, 2011 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$286,640	$57,012	$114,024	$115,604	$0
Capital lease obligations	0	0	0	0	0
Note payable	2,671,610	1,654,260	1,014,367	2,983	0
Capital expenditures	345,000	80,000	105,000	80,000	80,000
Acquisitions	650,000	300,000	350,000	0	0
	$3,953,250	$2,091,272	$1,583,391	$198,587	$80,000

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of August 2, 2011, there were 47.6lders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

Some of the present shareholders have acquired shares at prices as low as $0.001 per share, whereas other shareholders have purchased their shares at prices ranging from $0.10 to $0.75 per share.

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

OUR CHIEF EXECUTIVE OFFICER HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY.

As of August 2, 2011, Mr. Erickson and his immediate family members, either directly or indirectly, own or control 5,206,473 shares as of the filing date or approximately11.1% of our common stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a “group” for the purposes of Rule 13d-3 under the Exchange Act. Mr. Ronald P. Erickson, our Chief Executive officer, controls each of our Controlling Shareholders.

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

RISKS ASSOCIATED WITH EQUITY LINE OF CREDIT WITH ASCENDIANT

The Securities Purchase Agreement with Ascendiant will terminate if our common stock is not listed on one of several specified trading markets (which include the OTCBB and Pink Sheets, among others), if we file protection from its creditors or if a Registration Statement on Form S-1 or S-3 is not effective.

If the price or the trading volume of our common stock does not reach certain levels, we will be unable to draw down all or substantially all of our $3,000,000 equity line of credit with Ascendiant.

The maximum draw down amount every 8 trading days under our equity line of credit facility is the lesser of $100,000 or 20% of the total trading volume of our common stock for the 10-trading-day period prior to the draw down multiplied by the volume-weighted average price of our common stock for such period. If our stock price and trading volume decline from at current levels, we will not be able to draw down all $3,000,000 available under the equity line of credit.

If we not able to draw down all $3,000,000 available under the equity line of credit or if the Securities Purchase Agreement is terminated, we may be forced to curtail the scope of our operations or alter our business plan if other financing is not available to us.

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

On January 27, 2011, we entered into a Contract for Corporate Advisory Services with Core consulting Group. Under the agreement dated December 6, 2010, we issued 381,500 of restricted shares of our common stock at $.45 per share, the closing price on December 6, 2010. The Company issued an additional 381,500 of restricted shares of the Company’s common stock at $.45 per share on April 27, 2011, the closing price on December 6, 2010.

On December 23, 2010 and amended on March 2, 2011 and April 22, 2011, we entered into a Agreement with Seaside pursuant to which Seaside agreed to purchase restricted shares of the Company’s common stock from time to time over a 12-month period, provided that certain conditions are met. During the three months ended June 30, 2011, we sold to Seaside 700,000 shares at a purchase price of $.30 per share, or an aggregate price of $209,790. In addition, we issued warrants to brokers to for the purchase of 49,000 shares of common shares at the purchase price of $.30 per share.

On April 1, 2011, Coach converted $250,000 and interest of $28,758 into 1,858,387 shares of common stock.

On April 1, 2011, we entered into a Consulting Agreement with Cerillion N4 Partners. Under the agreement, we issued 4,000 shares at $0.52 per share, the price on March 31, 2011.

On April 1, 2011, we entered into an Agreement with InvestorIdeas.com. Under the agreement, we issued 57,692 shares at $0.52 per share, the price on March 31, 2011.

On April 1, 2011, we entered into an Agreement with National Securities Corporation. Under the agreement, we issued 60,000 shares at $0.52 per share, the price on March 31, 2011.

On April 1, 2011, we entered into an Agreement with Aquiline Group, Inc. Under the agreement, we issued 75,000 shares at $0.52 per share, the price on March 31, 2011.

On May 31, 2011, Coach exercised its warrant and received 833,333 shares of common stock. On December 7, 2009, we closed $250,000 of financing from Coach pursuant to a Convertible Promissory Note. In addition, Coach received warrants to purchase 833,333 shares of the Company’s common stock at $0.15 per share.  The warrant expires 3 years from the date of issuance.

On May 18, 2011, the Company entered into an Agreement with Mr. Gima. Under the agreement, we issued 10,000 shares at $0.52 per share.

On May 19, 2011, we entered into a Securities Purchase Agreement (“Agreement”) with Gemini Master Fund, Ltd. and Ascendiant Capital Partners, LLC  (“Investors”) pursuant to which the Company issued $1.2 million in principal amount of 10% convertible debentures due May 1, 2012, together with 5-year warrants to purchase 2,400,000 shares of the Company’s common stock. The purchase price for the debentures was 83.3% of the face amount, resulting in the Company receiving $1.0 million in cash, less legal fees, placement agent fees and expenses.

The financing, led by Gemini Strategies LLC of San Diego, CA and New York, and Ascendiant Capital Partners LLC of Irvine, CA, provides capital for Visualant to continue with the execution of its strategic plans, including the funding of its planned acquisitions and the market development of its Spectral Pattern Matching Technology.

Under the terms of the Agreement, the debentures, including the amount of accrued interest thereon, are convertible at the option of the holder into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.50 per share, or (ii) 70% of the average of the three lowest prices during the 20 trading days preceding the conversion date, subject to a floor conversion price of $0.35 per share, provided that the Company pays to the holder a compensatory amount in cash to adjust for the difference between and the conversion price and $0.35 per share. The warrants for 2.4 million shares are exercisable at a price of $0.50 per share for five years. The Agreement also provides for an additional $1.0 million investment option by the Investors to purchase an additional $1.2 million in aggregate principal amount of debentures on or before the one-year anniversary date of the Agreement.  The conversion price of these additional debentures is equal to the lesser of (i) $1.00 per share, or (ii) 70% of the average of the three lowest prices during the 20 trading days preceding the conversion date, subject to a floor conversion price of $0.70 per share subject to adjustment. The Company has agreed to file a registration statement on form S-1 to register the resale of all shares issuable in connection with the convertible debentures and warrants and have it declared effective within ninety days of the closing of the transaction.

The Company paid legal fees and expenses in the amount of $12,500. Visualant also paid $80,000 or 8.0% of the cash received and issued a five-year warrant for 192,000 shares in placement agent fees to Ascendiant Capital Markets LLC.

Gemini is expected to issue up to 3,600,000 shares at conversion and received a warrant to purchase 1,800,000 shares of our common stock. Ascendiant is expected to be issued 1,200,000 shares of our common stock at conversion and received warrants to purchase a total of 792,000 shares of our common stock.

The Agreement may be terminated by the Investors under certain conditions. The Agreement also contains certain representations and warranties of Visualant and the Investors, including customary investment-related representations provided by the Investors, as well as acknowledgements by the Investors that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws.  We provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.  The Investor’s representations and warranties are qualified in their entirety (to the extent applicable) by the Company’s disclosures in the reports it files with the SEC.  We also delivered confidential disclosure schedules qualifying certain of its representations and warranties in connection with executing and delivering the Agreement.

On May 20, 24 and 26, 2011, Asher converted $50,000 into 296,130 shares of common stock at $.169 per share.

On June 7, 2011, we closed the acquisition of all Visualant related assets of the RATLab by issuing 1,000,000 of our common stock valued at $0.20 per share, the price during the negotiation of this acquisition.

On June 17, 2011, the Company entered into a Securities Purchase Agreement with Ascendiant, pursuant to which Ascendiant agreed to purchase up to $3,000,000 worth of shares of the Company’s common stock from time to time over a 24-month period, provided that certain conditions are met. The financing arrangement entered into by the Company and Ascendiant is commonly referred to as an “equity line of credit” or an “equity drawdown facility.”

Under the terms of the Securities Purchase Agreement, Ascendiant will not be obligated to purchase shares of the Company’s common stock unless and until certain conditions are met, including but not limited to the SEC declaring effective a Registration Statement (the “Registration Statement”) on Form S-1 and the Company maintaining an Effective Registration Statement which registers Ascendiant’s resale of any shares purchased by it under the equity drawdown facility. The customary terms and conditions associated with Ascendiant’s registration rights are set forth in a Registration Rights Agreement that was also entered into by the parties on June 17, 2011.

Once the registration is declared effective, the Company has the right to sell and issue to Ascendiant, and Ascendiant will be obligated to purchase from the Company, up to $3,000,000 worth of shares of the Company’s common stock over a 24-month period beginning on such date (the “Commitment Period”). The Company will be entitled to sell such shares from time to time during the Commitment Period by delivering a draw down notice to Ascendiant. In such draw down notices, the Company will be required to specify the dollar amount of shares that it intends to sell to Ascendiant, which will be spread over a five-trading-day pricing period. For each draw, the Company will be required to deliver the shares sold to Ascendiant by the second trading day following the pricing period.   Ascendiant is entitled to liquidated damages in connection with certain delays in the delivery of its shares.

The Securities Purchase Agreement also provides for the following terms and conditions:

•
Purchase Price - 90% of the Company’s volume-weighted average price (“VWAP”) on each trading day during the five-trading-day pricing period, unless the lowest VWAP or closing bid price (“Market Price”) on the trading day before settlement is lower, in which case the Purchase Price shall be the Market Price less $.01.

•
Threshold Price – The Company may specify a price below which it will not sell shares during the applicable five-trading-day pricing period. If the VWAP falls below the threshold price on any day(s) during the pricing period, such day(s) will be removed from the pricing period (and Ascendiant’s investment amount will be reduced by 1/5 for each such day).

•
Maximum Draw - 20% of the Company’s total trading volume for the 10-trading-day period immediately preceding the applicable draw down, times the average VWAP during such period (but in no event more than $100,000).

•	Minimum Draw - None.

•	Minimum Time Between Draw Down Pricing Periods - Three trading days.

•	Minimum Use of Facility – The Company is not obligated to sell any shares of its common stock to Ascendiant during the Commitment Period.

•
Commitment Fees - 5% ($150,000), payable in shares of Company common stock based on the following schedule: $75,000 worth of restricted shares to be delivered at initial closing, $25,000 worth of shares if and when the S-1 is declared effective, and $25,000 worth of shares at 30 and 60 days). As of August 2, 2011, 358,696 shares of restricted common stock were issued for the $75,000 in fees.

•	Other Fees and Expenses – $7,500 payable in cash or shares of common stock.

•
Indemnification - Ascendiant is entitled to customary indemnification from the Company for any losses or liabilities it suffers as a result of any breach by the Company of any provisions of the Securities Purchase Agreement, or as a result of any lawsuit brought by any stockholder of the Company (except stockholders who are officers, directors or principal stockholders of the Company).

•
Conditions to Ascendiant’s Obligation to Purchase Shares - Trading in the Company’s common stock must not be suspended by the SEC or other applicable trading market; the Company must not have experienced a material adverse effect; all liquidated damages and other amounts owing to Ascendiant must be paid in full; the Registration Statement must be effective with respect to Ascendiant’s resale of all shares purchased under the equity drawdown facility; there must be a sufficient number of authorized but unissued shares of the Company’s common stock; and the issuance must not cause Ascendiant to own more than 9.99% of the then outstanding shares of the Company’s common stock.

•
Termination - The Securities Purchase Agreement will terminate if the Company’s common stock is not listed on one of several specified trading markets (which include the NYSE AMEX, OTC Bulletin Board and Pink Sheets, among others); if the Company files for protection from its creditors; or if the Registration Statement was not declared effective by the SEC by the date nine months following the date of the Securities Purchase Agreement. . The Company may terminate the Securities Purchase Agreement with five days’ notice.

The Securities Purchase Agreement also contains certain representations and warranties of the Company and Ascendiant, including customary investment-related representations provided by Ascendiant, as well as acknowledgements by Ascendiant that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations. The Company’s representations and warranties are qualified in their entirety (to the extent applicable) by the Company’s disclosures in the reports it files with the SEC. The Company also delivered confidential disclosure schedules qualifying certain of its representations and warranties in connection with executing and delivering the Securities Purchase Agreement.

The shares to be issued by the Company to Ascendiant under the Securities Purchase Agreement will be issued in private placements in reliance upon the exemption from the registration requirements set forth in the Securities Act provided for in Section 4(2) of the Securities Act, and the rules promulgated by the SEC thereunder.

The Company expects to issue up to 4,285,714 shares of common stock to be sold to Ascendiant Capital Partners, LLC under a Securities Purchase Agreement dated June 17, 2011.

On June 17, 2011, we extended our April 1, 2011 Agreement with Aquiline Group, Inc. Under the agreement, we issued 25,000 shares at $0.52 per share, the price on March 31, 2011.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)        Exhibits

10.1	Asset Purchase Agreement dated June 7, 2011 by and between Visualant, Inc. and the RATLab LLC. (2)
10.2	Letter of Intent dated January 24, 2011 by and between Visualant, Inc. and Eagle Technologies USA.(4)
10.3	Securities Purchase Agreement dated June 17, 2011 by and between Visualant, Inc. and Ascendiant Capital Partners, LLC. (1)
10.4	Registration Rights Agreement dated June 17, 2011 by and between Visualant, Inc. and Ascendiant Capital Partners, LLC. (1)
10.5	Amendment 2 to Securities Purchase Agreement by and between Visualant, Inc. and Seaside 88 Advisors, LLC (3)
10.6	Securities Purchase Agreement dated May 19, 2011 by and between Visualant, Inc. and Gemini Master Fund Ltd and Ascendiant Capital Partners, LLC. (1)
10.7	Registration Rights Agreement dated May 19, 2011 by and between Visualant, Inc. and Gemini Master Fund Ltd and Ascendiant Capital Partners, LLC. (1)
10.8	Convertible Debenture dated May 19, 2011 by and between Visualant, Inc. and Gemini Master Fund Ltd. (1)
10.9	Convertible Debenture dated May 19, 2011 by and between Visualant, Inc. and Ascendiant Capital Partners, LLC. (1)
10.10	Warrant dated May 19, 2011 by and between Visualant, Inc. and Gemini Master Fund Ltd. (1)
10.11	Warrant dated May 19, 2011 by and between Visualant, Inc. and Ascendiant Capital Partners, LLC. (1)
10.12	Warrant dated May 19, 2011 by and between Visualant, Inc. and Ascendiant Capital Markets LLC. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (5)
32	Section 906 Certifications (5)
__________
(1)	Filed as an Exhibit to Form S-1 filed with the SEC on June 28, 2011 and hereby incorporated by reference.
(2)	Attached as an exhibit to the Company’s Form 8-K dated June 7, 2011 and filed with the SEC on June 10, 2011.
(3)	Attached as an exhibit to the Company’s Form 8-K dated April 22, 2011 and filed with the SEC on April 27, 2011.
(4)	Attached as an exhibit to the Company’s Form 8-K dated June 27, 2011 and filed with the SEC on July 1, 2011.
(5)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INCORPORATED

(Registrant)

Date: August 2, 2011	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 2, 2011	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)