Form 10-Q/A
period 2011-06-30
VISUALANT INC
filed 2011-08-09
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
First Amended

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

VISUALANT, INCORPORATED

(Registrant)

Date: August 8, 2011	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 8, 2011	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)