Form 10-K
period 2011-09-30
VISUALANT INC
filed 2011-11-30
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K  (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

As of March 31, 2011 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $20,838,190.

As of November 29, 2011, the Company had 53,450,657 shares of common stock issued.

TABLE OF CONTENTS

		Page
PART 1

ITEM 1.	Description of Business	4

ITEM 1A.	Risk Factors	7

ITEM 1B	Unresolved Staff Comments	11

ITEM 2.	Properties	11

ITEM 3.	Legal Proceedings	11

ITEM 4.	Submission of Matters to Vote of Securities Holders	11

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13

ITEM 6.	Selected Financial Data	14

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	18

ITEM 8.	Financial Statements and Supplementary Data	18

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	18

ITEM 9A.	Controls and Procedures	18

ITEM 9B.	Other Information	19

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	18

ITEM 11.	Executive Compensation	21

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	21

ITEM 14.	Principal Accounting Fees and Services	21

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	21

	SIGNATURES	27

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

We develop low-cost, high speed, light-based security and quality control solutions for use in homeland security, anti-counterfeiting, forgery/fraud prevention, brand protection ,process control applications, and diagnostics.  Our patented and patent-pending technology uses controlled illumination with specific bands of light, to establish a unique spectral signature for both individual and classes of items.  When matched against existing databases, these spectral signatures allow precise identification and authentication or diagnostics of any item or substance.  This breakthrough optical sensing and data capture technology is called Spectral Pattern Matching (SPM). SPM technology lends itself to flexible form factors and can be miniaturized, and is easily integrated into a variety of hand-held or fixed mount configurations, and can be a stand-alone device or combined in the same package as a bar-code or biometric scanner.

On September 6, 2011, the Company announced that it was issued US Patent No. 7,996,173, entitled “Method, Apparatus and Article to Facilitate Distributed Evaluation of Objects Using Electromagnetic Energy,” by the United States Office of Patents and Trademarks. Other patent applications remain pending.

Through our wholly owned subsidiary, TransTech Systems, Inc.  based in Aurora, Oregon, we provide value added security and authentication solutions to corporate and government security and law enforcement markets throughout the United States.

ACQUISITION OF TRANSTECH SYSTEMS, INC. (“TransTech”)

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the financial results of the acquisition from June 8, 2010 to September 30, 2011 in our most recent financial statements.

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

Our strategy for the next 18 to 24 months is to generate substantially increased revenues through the further acquisition of other high quality companies complementary to TransTech, growth of TransTech and the sale and license of SPM products through the TransTech channel of distribution and its strategic relationships.

LICENSE AGREEMENT WITH JAVELIN LLC (“Javelin”)

On January 3, 2011, we signed a Commercial License Agreement (“License Agreement”) with Seattle based Javelin for development of environmental diagnostic applications of our SPM technology.

The License Agreement, which is exclusive for environmental applications, is perpetual and lasts until the Visualant IP expires. It provides for payments of 5% of Javelin’s revenues, a royalty of $15,000 in year one (which was prepaid) and increasing to $47,407 in year five and profit sharing of 25% of license or transfer of technology. Javelin has certain performance milestones by year 2 and 3. The License Agreement can be terminated by Visualant for failure of Javelin to meet the performance milestones and by Javelin with thirty days' notice.

PROPOSED ACQUISITION OF EAGLE TECHNOLOGIES USA (“Eagle”)

On June 27, 2011, we announced that we signed a new Letter of Intent to Eagle Technologies USA (“Eagle”) (www.eagletechnologiesusa.com) of Brea, California.

On September 15, 2011, the Company announced that it had signed an amendment to the Letter of Intent, extending the closing date to December 31, 2011.

Eagle, founded by card industry leaders Greg and Ryan Hawkins and Jeff Fulmer in 2008, has rapidly emerged as a premier provider of blank PVC and polyester composite cards to the identification market.  If this acquisition is completed as anticipated, it is hoped that Eagle will provide an immediate additional $1 million in annual revenue to Visualant and is projected to grow to $3 to $4 million in revenues over the next two years as Eagle increases the range and technical sophistication of its product line.

If this acquisition is completed, we will continue with its strategic initiative to consolidate relevant security and authentication assets.  At the same time, we will provide Eagle and its management the human and capital resources necessary to rapidly accelerate its growth. Upon the closing of this acquisition, the Eagle team will continue to manage Eagle with full profit and loss responsibility.

CORPORATE INFORMATION

We were incorporated in Nevada on October 8, 1998. Our executive offices are located at 500 Union Street, Suite 406, Seattle, WA 98101. Our telephone number is (206) 903-1351 and its principal website address is located at www.visualant.net. The information on our website is not incorporated as a part of this Form 10-K.

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

The Visualant SPM technology can be used to create low cost, ubiquitous analytic devices that can be used in numerous applications in the broad security and authentication market. There is no room for error in security and authentication, hence the industry requires layers of redundancies in order to provide hoped for failsafe security.   The security and authentication industry uses numerous tools in its pursuit of security.  These include RFID chips and holograms for access control cards, threads and holograms in currency, and other means of marking to thwart counterfeiting.  Visualant SPM technology provides a level of redundancy without the addition of any specific marking.  The SPM technology simply sees the colors present and determines the accuracy of those colors against the prescribed standard.  In this case, Visualant SPM technology exists in the broad industry of component manufacturers providing solutions for security and authentication.

TransTech, our wholly-owned subsidiary, is a security and authentication distribution company selling products to over 300 dealers in the United States.  TransTech’s products include a variety of security and authentication products including printers, access control devices and numerous components.   Distribution is fragmented in the security and authentication marketplace.  There are large companies, including Scan Source Security, Wynit, Inc. and Plasco ID, who increasingly sell directly to customers via the Internet and smaller regional and national distributors who sell to these same customers and provide value added services and support.  Often called value added resellers or VARs, distributors such as TransTech work hard to maintain their customers through service and support.

DEVELOPMENT OF SPM TECHNOLOGY

After years of development, on September 6, 2011, we announced that we were issued US Patent No. 7,996,173, entitled “Method, Apparatus and Article to Facilitate Distributed Evaluation of Objects Using Electromagnetic Energy,” by the United States Office of Patents and Trademarks. This is our first patent covering our SPM technology.  We are pursuing an aggressive patent strategy to expand our unique intellectual property. As of November 29, 2011, we had four family patent applications filed with the U.S. Patent Office and one patent pending in Japan.

KEY MARKET PRIORITIES

 Currently, our key market priorities are, among other things, as follows to:

•	Commercialize the Visualant SPM technology and close sales in the United States and Japan.

•	Implement synergies between TransTech acquisition and the Company.

•	Develop license and royalty producing opportunities for the SPM technology outside the core security and authentication marketplace to include medical, agricultural and environmental diagnostics.

•	Close the acquisition of Eagle.

•	Pursue additional acquisitions which extend the product range and geographic reach of TransTech.

•	Develop our patent portfolio by continually extending the reach and application of our intellectual property.

•	Pursue grants from governmental and private sources to fund the exploration of new and unique applications of the SPM technology.

•	Improve profitability of the Company by increasing sales and managing expenses.

•	Enhance our investor relations activities.

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

DISTRIBUTION METHODS

Distribution is fragmented in the security and authentication marketplace.  There are large companies who increasingly sell directly to customers via the Internet and smaller regional and national distributors who sell to these same customers and provide value added services and support.  Often called value added resellers or VARs, distributors such as TransTech work hard to maintain their customer relationships through the provision of outstanding service and support.

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

EMPLOYEES

As of September 30, 2011 we had thirteen full-time, three part-time employees and four contractors. Most employees were based in Oregon. The Chief Executive Officer and Chief Financial Officer are based out of the Seattle, Washington office.

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

ITEM 1A. RISK FACTORS

WE WILL NEED ADDITIONAL FINANCING TO SUPPORT OUR TECHNOLOGY DEVELOPMENT, ACQUIRING OR INVESTING IN NEW BUSINESSES AND ONGOING OPERATIONS.

We had cash of $92,000, a net working capital deficit of approximately $3.2 million and total indebtedness of $2.6 million as of September 30, 2011.

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

Our recent efforts to generate additional liquidity, including through sales of our common stock, are described in more detail in the financial statement notes set forth in this prospectus.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales or issuances of a large number of shares of common stock in the public market (including pursuant to the equity line of credit transaction that we entered into with Ascendiant Capital Partners, LLC) or the perception that sales may occur could cause the market price of our common stock to decline. As of November 29, 2011, there were 53.5 million shares of common stock issued and outstanding. The Company recently registered 15,340,361 of shares of common stock for resale, including up to 11,977,714 shares of common stock that may be issued pursuant to warrants or other convertible securities. Since the effective date of the registration statement and as of November 29, 2011, 2,930,777 of the 11,977,714 shares of common stock have been issued pursuant to the convertible securities. Therefore, the amount of shares registered for resale constitutes a significant percentage of the issued and outstanding shares and the sale of all or a portion of these shares could have a negative effect on the market price of our common stock. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

Some of the present shareholders have acquired shares at prices as low as $0.001 per share, whereas other shareholders have purchased their shares at prices ranging from $0.07 to $0.75 per share.

FUTURE ISSUANCE OF COMMON STOCK RELATED TO CONVERTIBLE NOTES PAYABLE MAY HAVE A DILUTING FACTOR ON EXISTING AND FUTURE SHAREHOLDERS.

On May 19, 2011, we entered into a Securities Purchase Agreement (“Agreement”) with Gemini Master Fund, Ltd. and Ascendiant Capital Partners, LLC  (“Investors”) pursuant to which the Company issued $1.2 million in principal amount of 10% convertible debentures due May 1, 2012, together with 5-year warrants to purchase 2,400,000 shares of the Company’s common stock. The purchase price for the debentures was 83.3% of the face amount, resulting in the Company receiving $1.0 million, less legal fees, placement agent fees and expenses as set forth below.

We filed a registration statement on Form S-1, which was declared effective on August 29, 2011, to register 15,340,361 of our common stock, including (i) up to 3,600,000 shares of our common stock for Gemini issuable on  conversion and 1,800,000 shares of our common stock issuable upon exercise of a warrant issued to Gemini and (ii) up to 1,200,000 shares of our common stock for Ascendiant issuable on conversion and  792,000 shares of our common stock issuable upon exercise of a warrant issued to Ascendiant.  Since the effective date of the registration statement, 2,930,777 shares of our common stock have been issued thus far to Gemini on conversion of a portion of the convertible debentures.

The conversion of the convertible notes payable and the related warrants will likely require us to file an additional registration  statement and  will likely result in a dilution of the value of the our common shares for all shareholders.   Dilution of the value of the common shares will likely result from such sales, which in turn could adversely affect the market price of our common stock.

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

If we not able to draw down all $3,000,000 available under the equity line of credit or if the Securities Purchase Agreement is terminated, we may need to restructure our operations, divest all or a portion of our business or file for bankruptcy.

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

•	Issuance of convertible or equity securities for general or merger and acquisition purposes,
•	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes,
•	Sale of a significant number of shares of our common stock by shareholders,
•	General market and economic conditions,
•	Quarterly variations in our operating results,
•	Investor relation activities,
•	Announcements of technological innovations,

•	New product introductions by us or our competitors,
•	Competitive activities, and
•	Additions or departures of key personnel.

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

FUTURE ISSUANCE OF STOCK OPTIONS, WARRANTS AND /OR RIGHTS MAY HAVE A DILUTING FACTOR ON EXISTING AND FUTURE SHAREHOLDERS.

The grant and exercise of stock options, warrants or rights to be issued in the future will likely result in a dilution of the value of our common shares for all shareholders.  hawse have established a Combined Incentive and Non-Qualified Stock Option Plan and may in the future issue further stock options to officers, directors and consultants which will dilute the interest of the existing and future shareholders.  Moreover, we may seek authorization to increase the number of its authorized shares and sell additional securities and/or rights to purchase such securities at any time in the future.  Dilution of the value of the common shares will likely result from such sales, which in turn could adversely affect the market price of our common stock.

OUR CHIEF EXECUTIVE OFFICER HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY.

As of November 29, 2011, Mr. Erickson and his immediate family members, either directly or indirectly, own or control 5,256,473 shares as of the filing date or approximately 9.8% of our common stock and an additional 3,000,000 shares granted under the Stock Incentive Plan. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a “group” for the purposes of Rule 13d-3 under the Exchange Act. Mr. Ronald P. Erickson, our Chief Executive officer, controls each of our Controlling Shareholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Corporate Offices

Our executive office is located at 500 Union Street, Suite 406, Seattle, Washington, USA, 98101. On January 1, 2011, we entered into a lease with a party affiliated with our Chief Executive Officer. We pay $799 per month. The lease is cancellable with ten days' notice.

TransTech Facilities

TransTech leases a total of approximately 9,750 square feet of office and warehouse space for its administrative offices, product inventory and shipping operations, at a monthly rental of $4,292. The lease was extended from March 2011 for an additional five year term at a monthly rental of $4,751. There are two additional five year renewals with a set accelerating increase of 10% per 5 year term.  TransTech also leases additional 500 square feet of off-site space at $250 per month from a related party.

ITEM 3.    LEGAL PROCEEDINGS

There are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 2011, the Company held its 2011 Annual Meeting of Stockholders.  The results of the Annual Meeting are set forth below.  Each of the matters considered at the meeting was described in detail in the definitive proxy statement on Schedule 14A that the Company filed with the Securities and Exchange Commission on January 31, 2011.

Proposal No 1 -	To elect eight nominees to serve on the Board of Directors until the 2012 Annual Meeting of Stockholders.

Ron Erickson	For	19,761,279
	Withheld	37,375
Brad Sparks	For	18,751,279
	Withheld	1,047,375
Jon Pepper	For	19,761,279
	Withheld	37,375
Dr. Masahiro Kawahata	For	19,760,274
	Withheld	38,380
Marco Hegyi	For	19,748,779
	Withheld	49,875
Yoshitami Arai	For	19,760,279
	Withheld	38,375
James Gingo	For	19,758,274
	Withheld	40,380
Paul Bonderson	For	19,758,274
	Withheld	40,380

Proposal No. 2 -	To adopt the Visualant, Inc. 2011 Stock Incentive Plan.

For	19,498,979
Against	168,445
Abstain	131,230
Non Vote	6,585,817

Proposal No. 3 -	To ratify the appointment of Madsen & Associates CPA’s, Inc. of Murray, Utah as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2011.

For	25,975,459
Against	165,053
Abstain	243,959
Non Vote	-

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on OTCBB Exchange under the symbol "VSUL". The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

Quarter Ended	High	Low
December 31, 2010	$0.74	$0.23
March 31, 2011	$0.70	$0.33
June 30, 2011	$0.57	$0.21
September 30, 2011	$0.24	$0.08

December 31, 2009	$0.17	$0.04
March 31, 2010	$0.16	$0.05
June 30, 2010	$0.40	$0.05
September 30, 2010	$0.40	$0.14

December 31, 2008	$0.15	$0.01
March 31, 2009	$0.50	$0.03
June 30, 2009	$0.20	$0.05
September 30, 2009	$0.12	$0.05

As of September 30, 2011, the closing price of the Company's common stock was $0.08 per share. As of November 29, 2011, there were 53,450,657 shares of common stock outstanding held by approximately 122 stockholders of record. The number of stockholders, including the beneficial owners' shares through nominee names is approximately 1,300.

DIVIDEND POLICY

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended September 30, 2011, there were no sales of unregistered sales of equity securities.

Performance Graph
Comparison of Cumulative Total Return
September 30, 2006-September 30, 2011

Among Visualant, Inc., Russell Microcap- Growth Index Without Dividend and the Russell Microcap Index Without Dividend

The above assumes that $100 was invested in the common stock and each index on September 30, 2006. Although the company has not declared a dividend on its common stock, the total return for each index assumes the reinvestment of dividends. Stockholder returns over the periods presented should not be considered indicative of future returns. The foregoing table shall not be deemed incorporated by reference by any general statement incorporating by reference the Form 10-K  into any filing under the Securities Act or the Exchange Act, except to the extent the company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the acts.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of September 30, 2011 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity compensation
	exercise of outstanding	outstanding options,	plan (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plan
approved by shareholders	6,920,000	0.296	80,000
Equity compensation plans
not approved by shareholders	-	-	-
Total	6,920,000	0.296	80,000

ITEM 6.    SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended September 30, 2011, 2010 and 2009. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended September 30,
	2011	2010	2009	2008	2007
(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$9,136	$2,543	$-	$-	$-
Net loss	(2,396)	(1,147)	(951)	(945)	(1,635)
Net loss applicable to Visualant, Inc. common shareholders	(2,410)	(1,149)	(951)	(945)	(1,635)
Net loss per share	(0.06)	(0.04)	(0.03)	(0.05)	(0.10)

BALANCE SHEET DATA:
Total assets	4,313	4,144	12	2	89
Stockholder's deficiency	(1,610)	(1,900)	(1,366)	(2,135)	(1,478)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop low-cost, high speed, light-based security and quality control solutions for use in homeland security, anti-counterfeiting, forgery/fraud prevention, brand protection ,process control applications, and diagnostics.  Our patented and patent-pending technology uses controlled illumination with specific bands of light, to establish a unique spectral signature for both individual and classes of items.  When matched against existing databases, these spectral signatures allow precise identification and authentication or diagnostics of any item or substance.  This breakthrough optical sensing and data capture technology is called Spectral Pattern Matching (SPM). SPM technology lends itself to flexible form factors and can be miniaturized, and is easily integrated into a variety of hand-held or fixed mount configurations, and can be a stand-alone device or combined in the same package as a bar-code or biometric scanner.

On September 6, 2011, the Company announced that it was issued US Patent No. 7,996,173, entitled “Method, Apparatus and Article to Facilitate Distributed Evaluation of Objects Using Electromagnetic Energy,” by the United States Office of Patents and Trademarks.

Through our wholly owned subsidiary, TransTech based in Aurora, Oregon, we provide value added security and authentication solutions to corporate and government security and law enforcement markets throughout the United States.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)

	Year Ended September 30,
	2011	2010	$ Variance	% Variance

Revenue	$9,136	$2,543	$6,593	259.3%
Cost of sales	7,570	2,095	5,475	-261.3%
Gross profit	1,566	448	1,118	249.6%
Research and development expenses	134	91	43	-47.3%
Selling, general and administrative expenses	3,691	1,378	2,313	-167.9%
Operating loss	(2,259)	(1,021)	(1,238)	-121.3%
Other income (expense):
Interest expense	(213)	(144)	(69)	-47.9%
Other income	67	10	57	570.0%
Total other expense	(146)	(134)	(12)	-9.0%
Loss before income taxes	(2,405)	(1,155)	(1,250)	-108.2%
Income taxes - current benefit	(9)	(8)	(1)	-12.5%
Net loss	(2,396)	(1,147)	(1,249)	-108.9%
Non-controlling interest	14	2	12	-600.0%
Net loss attributable to Visualant, Inc. common shareholders	$(2,410)	$(1,149)	$(1,261)	-109.7%

YEAR ENDED SEPTEMBER 30, 2011 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2010

SALES

Net revenue for the year ended September 30, 2011 increased $6,593,000 to $9,136,000 as compared to $2,543,000 for the year ended September 30, 2010.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to September 30, 2011.

COST OF SALES

Cost of sales for the year ended September 30, 2011 increased $5,475,000 to $7,570,000 as compared to $2,095,000 for the year ended September 30, 2010.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to September 30, 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the year ended September 30, 2011 increased $2,313,000 to $3,691,000 as compared to $1,378,000 for the year ended September 30, 2010.  $1,213,000 of such increase was due to increased employee and independent contractor expenses, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, investor relation, legal, stock option and other general and administrative costs related to the expansion of the Company’s business.

In addition, TransTech selling, general and administrative expenses increased by $1,102,000. We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to September 30, 2011.

During the year ended September 30, 2011, we recorded non-cash expenses of $1,204,000.

The selling, general and administrative expenses consisted primarily of research and development expenses, employee and independent contractor expenses, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, investor relation, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the year ended September 30, 2011 was $146,000 as compared to other expense of $134,000 for the year ended September 30, 2010. The expenses for the year ended September 30, 2011 included $213,000 for interest expense, offset by $67,000 in other income.

The 2010 other expense included interest expense of $144,000, offset by other income of $10,000.

NET LOSS

Net loss for the year ended September 30, 2011 was $2,396,000 as compared to a net loss of $1,147,000 for the year ended September 30, 2010 for the reasons discussed above. The net loss included non-cash expenses of $1,204,000 and other business development and investor relation expenditures to expand the business.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)

	Year Ended September 30,
	2010	2009	$ Variance	% Variance

Revenue	$2,543	$-	$2,543	100.0%
Cost of sales	2,095	-	2,095	-100.0%
Gross profit	448	-	448	100.0%
Research and development expenses	91	214	(123)	57.5%
Selling, general and administrative expenses	1,378	683	695	-101.8%
Operating loss	(1,021)	(897)	(124)	-13.8%
Other income (expense):
Interest expense	(144)	(54)	(90)	-166.7%
Other income	10	-	10	100.0%
Total other expense	(134)	(54)	(80)	-148.1%
Loss before income taxes	(1,155)	(951)	(204)	-21.5%
Income taxes - current benefit	(8)	-	(8)	100.0%
Net loss	(1,147)	(951)	(196)	-20.6%
Non-controlling interest	2	-	2	-100.0%
Net loss attributable to Visualant, Inc. common shareholders	$(1,149)	$(951)	$(198)	-20.8%

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $92,000, a net working capital deficit of approximately $3.2 million and total indebtedness of $2.6 million as of September 30, 2011.

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

OPERATING ACTIVITIES

Net cash used by operating activities for the year ended September 30, 2011 was $1.3 million. This amount was primarily related to a net loss of $2.4 million and an increase in accounts receivable and prepaid expenses of $.2 million, offset by depreciation and amortization and other non-cash expenses of $1.2 million and a decrease in inventory of $.2 million.

FINANCING ACTIVITIES

Net cash provided by financing activities for the year ended September 30, 2011 was $1.4 million. This amount was primarily related to proceeds from the sale of common stock of $.9 million and the proceeds from the issuance of convertible debt of $1.3 million, offset by payments on the debt of $.7 million.

Our contractual cash obligations as of September 30, 2011 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$287,825	$57,012	$114,024	$116,789	$-
Capital lease obligations	-	-	-	-	-
Notes payable	2,551,773	1,537,191	1,012,261	2,321	-
Capital expenditures	345,000	80,000	105,000	80,000	80,000
Acquisitions	650,000	300,000	350,000	-	-
	$3,834,598	$1,974,203	$1,581,285	$199,110	$80,000

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

INVENTORIES

Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is no provision for impaired inventory as of September 30, 2011.

REVENUE RECOGNITION

TransTech revenue is derived from products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company recorded deferred revenue of $0 as of September 30, 2011 and 2010, respectively.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no investments in any market risk sensitive instruments either held for trading purposes or entered into for other than trading purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements beginning on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

a) Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management to allow for timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of September 30, 2011, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of August 31, 2011:

While we have an audit committee, the financial expert is not independent and attended 50% of the committee meetings. The Company is currently reviewing the financial expert situation.

The effectiveness of our internal control over financial reporting as of September 30, 2011 has not been audited by Madsen Associates, CPA’s Inc., an independent registered public accounting firm, as stated in their report which is included herein.

CHANGES IN INTERNAL CONTROL

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected or is likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended September 30, 2011 that were not filed.

PART III

Except as otherwise disclosed below, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the Visualant, Inc. Proxy Statement for the annual meeting of shareholders to be held in March 2012, as summarized below:

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

"Election of Directors;" "Section 16(a) Beneficial Ownership Reporting Compliance;" "Corporate Governance;" and "Meetings and Committees of the Board of Directors." – see the Visualant, Inc. Proxy Statement for the annual meeting of shareholders to be held in March 2012.

The following table sets forth, as of September 30, 2011, the name, age, and position of each executive officer and director and the tenure in office of each director of the Company.

Name	Age	Positions and Offices Held	Since
Ronald P. Erickson	67	Chief Executive Officer, Management Director	April 24, 2003

Mark Scott	58	Chief Financial Officer and Secretary	May 1, 2010

Bradley E. Sparks	65	Management Director	November 10, 2006

Jon Pepper	60	Independent Director	April 19, 2006

Dr. Masahiro Kawahata	75	Independent Director	April 19, 2006

Marco Hegyi	53	Chairman of the Board, Independent Director	February 14, 2008

Yoshitami Arai	80	Independent Director	October 8, 2008

James Gingo	59	Independent Director	June 8, 2010

Paul R. Bonderson Jr.	59	Independent Director	June 8, 2010

Business Experience Descriptions

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

Our Management Directors

RONALD P. ERICKSON has been a director and officer of the Company since April 24, 2003. He currently serves as the Company’s Chief Executive Officer and President.  He was appointed to the positions of CEO and President on November 10, 2009. Earlier, he was appointed President and Chief Executive Officer of the Company on September 29, 2003, and resigned from this position on August 31, 2004 at which time he was appointed Chairman of the Board. A seasoned executive with more than 30 years of experience in the high technology, telecommunications, micro-computer, and digital media industries, Mr. Erickson was the founder of Visualant. In addition to his Visualant responsibilities he also serves as Chairman of ivi, Inc. a streaming media company and eCharge Corporation an Internet based transaction processing company. He is formerly Chairman, CEO and Co-Founder of Blue Frog Media, a mobile media and entertainment company; Chairman, CEO and Co-founder of GlobalTel Resources, a provider of telecommunications services; Chairman, Interim President and CEO of Egghead Software, Inc. the large software reseller where he was an original investor; Chairman and CEO of NBI, Inc.; and Co-founder of MicroRim, Inc. the database software developer. Earlier, Mr. Erickson practiced law in Seattle and worked in public policy in Washington, DC and New York, NY. Additionally, Mr. Erickson has been an angel investor and board member of a number of public and private technology companies.  In addition to his business activities Mr. Erickson serves on the Board of Trustees of Central Washington University where he received his BA degree. He also holds a MA from the University of Wyoming and a JD from the University of California, Davis. He is licensed to practice law in the State of Washington and the District of Columbia.

JAMES GINGO has served as a director since June 8, 2010.  He is the President and founder of TransTech Systems, Inc. (“TransTech”), since it was founded. TransTech is a distributor of access control and authentication systems serving the security and law enforcement markets. TransTech was acquired by the Company on June 8, 2010 and is a wholly owned subsidiary. James Gingo is a highly regarded industry veteran and one of the early members of the Document Security Alliance, an organization co-founded by the United States Secret Service and concerned industry representatives after the events of 9/11. He sits on the Board of the Security Industry Association.

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

Our Independent Directors

JON PEPPER has served as an independent director since April 19, 2006. Mr. Pepper is the co-founder of Pepcom [www.pepcom.com], an industry leader at producing press-only technology showcase events around the country. Prior to that Pepper started the DigitalFocus newsletter, a ground-breaking newsletter on digital imaging that went to leading influencers worldwide. Pepper has been closely involved with the high technology revolution since the beginning of the personal computer era. He was formerly a well-regarded journalist and columnist; his work on technology subjects appeared in The New York Times, Fortune, PC Magazine, Men's Journal, Working Woman, PC Week, Popular Science and many other well-known publications. Pepper was educated at Union College in Schenectady, New York and the Royal Academy of Fine Arts in Copenhagen.

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

MARCO HEGYI has served as an independent director since February 14, 2008 and as Chairman of the Board since May 2011. Mr. Hegyi has been a principal with the Chasm Group since 2006, where he combines his expertise in, and passion for helping companies expand their businesses with innovative technologies and collaborative partnership strategies using mobile and wireless platforms, service business models and Internet marketing programs. Prior to working as a strategic advisor, Mr. Hegyi served as Senior Director, Global Product Management, at Yahoo Search Marketing during 2006. Prior to Yahoo, Mr. Hegyi was at Microsoft leading program management for Microsoft Windows and Office beta releases aimed at software developers from 2001 to 2006. While at Microsoft, he formed new service concepts and created operating programs to extend the depth and breadth of the company’s unparalleled developer eco-system, including managing offshore, outsource teams in China and India, and being the named inventor of a filed Microsoft patent for a business process in service delivery. Mr. Hegyi earned a Bachelor of Science degree in Information and Computer Sciences from the University of California, Irvine, and has completed advanced studies in innovation marketing, advanced management, and strategy at Harvard Business School, Stanford University, UCLA Anderson Graduate School of Management, and MIT Sloan School of Management.

YOSHITAMI ARAI has served as an independent director since October 8, 2008. Mr. Arai brings strategic experience, a broad global business network, and sophisticated business acumen to the board. He has performed in many professional and civic capacities throughout Japan and abroad, and has served as Director and Senior Executive of international organizations including 7-Eleven, Tokyo Hotels, Systems International, Catalina Marketing and Sony.

PAUL R. BONDERSON, JR. has served as an independent director since June 8, 2010. Mr. Bonderson has more than 30 years of technical experience in the computer industry, spanning both hardware and software engineering, engineering management, and product development. Prior to co-founding Brocade Communications Systems in 1995, Bonderson held engineering management positions at industry leading companies including Intel Corporation and Sun Microsystems, Inc. Since retiring from Brocade, Bonderson has been an active philanthropist. He is a member of the Board of Trustees of the Wetlands America Trust, Inc., the organization responsible for managing the endowment and land holdings of Ducks Unlimited. He is also a Senior Advisory Vice President and Board Member of Ducks Unlimited. Additionally, Mr. Bonderson serves on the Advisory Committee of the School of Engineering and the Foundation Board of California Polytechnic State University, San Luis Obispo, California.

Other Executive Officers

MARK SCOTT has served as Chief Financial Officer, Secretary and Treasurer since May 2010. He has significant financial, capital market and relations experience in public microcap companies. Mr. Scott continues to serve as Chief Financial Officer of WestMountain Index Advisor, Inc., a position he has held since February 2011 and Chief Financial Officer of Sonora Resources Corp., a position he has held since June 2011. Mr. Scott previously was Chief Financial Officer of IA Global, Inc., a position he held from October 2003 to June 2011. Previously, he held executive financial positions with Digital Lightwave; Network Access Solutions; and Teltronics, Inc. He has also held senior financial positions at Protel, Inc., Crystals International, Inc., Ranks Hovis McDougall, LLP and Brittania Sportswear, and worked at Arthur Andersen. As a former member of the National Association of Corporate Directors, Mr. Scott was a certified corporate director. Mr. Scott is also a certified public accountant and graduated from the University of Washington with a Bachelor of Arts in Accounting.

ITEM 11. EXECUTIVE COMPENSATION

"Executive Compensation;" "Director Compensation;" "Compensation Committee Interlocks and Insider Participation;" and "Compensation Committee Report." – see the Visualant, Inc. Proxy Statement for the annual meeting of shareholders to be held in March 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

"Security Ownership of Certain Beneficial Owners and Management." – see the Visualant, Inc. Proxy Statement for the annual meeting of shareholders to be held in March 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

"Review and Approval of Related Person Transactions" and "Director Independence." – see the Visualant, Inc. Proxy Statement for the annual meeting of shareholders to be held on in March 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to the Company's independent registered public accounting firm are disclosed under the caption "The Ratification of Appointment of Madsen & Associates, CPA’s Inc. as the Company's Independent Registered Public Accounting Firm (Independent Auditors) for the fiscal year ended September 30, 2011."

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

(b)	Exhibits

NO.	EXHIBIT DESCRIPTION

3.1	Amended and Restated Articles of Incorporation, filed as an exhibit to the Company’s annual report on Form 10-KSB filed on February 9, 2006, File No. 000-30262, and incorporated herein by reference.

3.2	Bylaws incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed on March 11, 1999, File No. 000-25541.

4.1
Visualant, Inc. 2011 Stock Incentive Plan filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A  filed on January 31, 2011, File No. 000-30262-11560322, and incorporated herein by reference.

10.1
Stock Purchase Agreement dated June 8, 2010 by and between Visualant, Inc. and TransTech Systems, Inc. Filed as Exhibit 10.5 to the Company’s Form 10-Q dated June 30, 2010 and filed on August 12, 2010, and incorporated herein by reference.

10.2
Promissory Note dated June 8, 2010 by and between Visualant, Inc. and James M. Gingo. Filed as Exhibit 10.6 to the Company’s Form 10-Q dated June 30, 2010 and filed on August 12, 2010, and incorporated herein by reference.

10.3
Stock Pledge Agreement dated June 8, 2010 by and between Visualant, Inc., James M. Gingo and Brownstein, Rask, Sweeney, Kerr, Grim, Grim, DeSylvia and Hay, LLP. Filed as Exhibit 10.7 to the Company’s Form 10-Q dated June 30, 2010 and filed with the SEC on August 12, 2010, and incorporated by reference.

10.4
Security Agreement dated June 8, 2010 by TransTech Systems, Inc. Filed herewith. Filed as Exhibit 10.8 to the Company’s Form 10-Q dated June 30, 2010 and filed with the SEC on August 12, 2010, and incorporated by reference.

10.5	Employment Agreement dated June 8, 2010 by and between Visualant, Inc. and James Gingo. Filed as Exhibit 10.9 to Form 10-Q filed on August 12, 2010, and incorporated by reference. *

10.6	Term Sheet dated May 5, 2010 by and between Mark Scott and Visualant, Inc. Filed as Exhibit 10.10 to Form 10-Q filed on August 12, 2010, and incorporated by reference. *

10.7
Letter of Intent dated October 1, 2010 by and between Visualant, Inc. and the RATLab LLC. Filed as an exhibit to the Company’s Form 8-K dated October 1, 2010 and filed with the SEC on October 8, 2010, and incorporated by reference.

10.8
Extension to Letter of Intent dated November 28, 2010 by and between Visualant, Inc. and the RATLab LLC. Filed as an exhibit to the Company’s Form 8-K dated November 28, 2010 and filed with the SEC on December 2, 2010, and incorporated by reference.

10.9
Securities Purchase Agreement dated December 23, 2010 by and between Visualant, Inc. and Seaside 88 Advisors LLC.  Filed as Exhibit 10.3 to the Company’s Form 10-Q dated December 31, 2010 and filed on February 11, 2011, and incorporated by reference.

10.10
Commercial License Agreement dated January 3, 2011 by and between Visualant, Inc. and Javelin, LLC. Filed as an exhibit to the Company’s Form 8-K dated January 3, 2011 and filed with the SEC on January 7, 2011, and incorporated by reference.

10.11
Letter of Intent dated January 24, 2011 by and between Visualant, Inc. and Eagle Technologies USA. Filed as an exhibit to the Company’s Form 8-K dated January 24, 2011 and filed with the SEC on January 31, 2011, and incorporated by reference.

10.13
Extension to Letter of Intent dated January 31, 2011 by and between Visualant, Inc. and the RATLab LLC. Filed as an exhibit to the Company’s Form 8-K dated January 31, 2011 and filed with the SEC on February 2, 2011, and incorporated by reference.

10.14
Securities Purchase Agreement dated May 19, 2011 by and between Visualant, Inc. and Gemini Master Fund Ltd and Ascendiant Capital Partners, LLC. Filed as an Exhibit to the Company’s Registration Statement on Form S-1 dated and filed June 28, 2011, and incorporated by reference.

10.15
Amendment 2 to Securities Purchase Agreement by and between Visualant, Inc. and Seaside 88 Advisors, LLC. Filed as an exhibit to the Company’s Form 8-K dated April 22, 2011 and filed with the SEC on April 27, 2011, and incorporated by reference.

10.16
Registration Rights Agreement dated May 19, 2011 by and between Visualant, Inc. and Gemini Master Fund Ltd and Ascendiant Capital Partners, LLC. Filed as an Exhibit to the Company’s Registration Statement on Form S-1 dated and filed June 28, 2011, and incorporated by reference.

10.17
Convertible Debenture dated May 19, 2011 by and between Visualant, Inc. and Gemini Master Fund Ltd. Filed as an Exhibit to the Company’s Registration Statement on Form S-1 dated and filed June 28, 2011, and incorporated by reference.

10.18
Convertible Debenture dated May 19, 2011 by and between Visualant, Inc. and Ascendiant Capital Partners, LLC. Filed as an Exhibit to the Company’s Registration Statement on Form S-1 dated and filed June 28, 2011, and incorporated by reference.

10.19
Warrant dated May 19, 2011 by and between Visualant, Inc. and Gemini Master Fund Ltd. Filed as an Exhibit to the Company’s Registration Statement on Form S-1 dated and filed June 28, 2011, and incorporated by reference.

10.20
Warrant dated May 19, 2011 by and between Visualant, Inc. and Ascendiant Capital Partners, LLC. Filed as an Exhibit to the Company’s Registration Statement on Form S-1 dated and filed June 28, 2011, and incorporated by reference.

10.21
Warrant dated May 19, 2011 by and between Visualant, Inc. and Ascendiant Capital Markets LLC. Filed as an Exhibit to the Company’s Registration Statement on Form S-1 dated and filed June 28, 2011, and incorporated by reference.

10.22
Asset Purchase Agreement dated June 7, 2011 by and between Visualant, Inc. and the RATLab LLC. Filed as an exhibit to the Company’s Form 8-K dated June 7, 2011 and filed with the SEC on June 10, 2011, and incorporated by reference.

10.23
Securities Purchase Agreement dated June 17, 2011 by and between Visualant, Inc. and Ascendiant Capital Partners, LLC.  Filed as an Exhibit to the Company’s Registration Statement on Form S-1 dated and filed June 28, 2011, and incorporated by reference.

10.24
Registration Rights Agreement dated June 17, 2011 by and between Visualant, Inc. and Ascendiant Capital Partners, LLC. Filed as an Exhibit to the Company’s Registration Statement on Form S-1 dated and filed June 28, 2011, and incorporated by reference.

10.25	Amendment to Letter of Intent dated September 1, 2011 by and between Visualant, Inc. and Eagle Technologies USA. Filed as an exhibit to the Company’s Form 8-K dated June 27, 2011 and filed with the SEC on July 1, 2011, and incorporated by reference.

10.26
Amendment to Letter of Intent dated September 1, 2011 by and between Visualant, Inc. and Eagle Technologies USA. Filed as an exhibit to the Company’s Form 8-K dated September 15, 2011 and filed with the SEC on September 15, 2011, and incorporated by reference.

14.1	Code of Conduct and Ethics dated January 27, 2011. Filed as an exhibit to the Company’s Form 8-K dated January 27, 2011 and filed with the SEC on January 31, 2011, and incorporated by reference.

99.1
TransTech Systems, Inc. audited consolidated financial statements as of and for the years ended December 31, 2009 and 2008, together with the Report of Independent Registered Public Accounting Firm. Filed as an exhibit to the Company’s Form 8-K/A dated June 8, 2010 and filed with the SEC on August 23, 2010, and incorporated by reference.

99.2
The unaudited Pro Forma Combined Condensed Consolidated Balance Sheet of the Company as of September 30, 2009 and TransTech as of December 31, 2009 and the unaudited Pro Forma Condensed Consolidated Statement of Operations of the Company and TransTech for the twelve months ended September 30, 2009 and December 31, 2009, respectively. Filed as an exhibit to the Company’s Form 8-K/A dated June 8, 2010 and filed with the SEC on August 23, 2010, and incorporated by reference.

99.3
The unaudited Pro Forma Condensed Consolidated Statement of Operations of the Company and TransTech for the nine months ended June 30, 2010. The unaudited Consolidated Balance Sheet of the Company as of June 30, 2010 is consolidated with TransTech and is included in the Company’s Form 10-Q dated June 30, 2010 and filed with the SEC on August 12, 2010, and incorporated by reference.

99.4	Audit Committee Charter dated January 27, 2011. Filed as an exhibit to the Company’s Form 8-K dated January 27, 2011 and filed with the SEC on January 31, 2011, and incorporated by reference.

99.5	Compensation Committee Charter dated January 27, 2011. Filed as an exhibit to the Company’s Form 8-K dated January 27, 2011 and filed with the SEC on January 31, 2011, and incorporated by reference.

99.6
Nominations and Governance Committee Charter dated January 27, 2011. Filed as an exhibit to the Company’s Form 8-K dated January 27, 2011 and filed with the SEC on January 31, 2011, and incorporated by reference.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase
* Indicates management contract or compensatory plan.

MADSEN & ASSOCIATES CPA’S, INC. Certified Public Accountants and Business Consultants	684 East Vine St. #3 Murray, Utah 84107 Telephone 801-268-2632

Board of Directors
Visualant, Incorporated and Subsidiaries
Seattle, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Visualant, Incorporated and subsidiaries. as of September 30, 2011 and 2010 and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visualant, Incorporated and subsidiaries as of September 30, 2011 and 2010 and the results of operations, and cash flows for each of the years in the three-year period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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
Madsen & Associates CPA’s, Inc., Salt Lake City, Utah,
November 29, 2011

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	September 30, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$92,313	$83,937
Accounts receivable, net of allowance of $16,750 and $16,750, respectively	823,724	883,567
Prepaid expenses	283,204	54,386
Inventories	454,588	622,770
Refundable tax assets	9,080	8,581
Total current assets	1,662,909	1,653,241

EQUIPMENT, NET	522,668	588,060

OTHER ASSETS
Intangible assets, net	1,143,090	918,069
Goodwill	983,645	983,645
Investment in Novabeam, Inc.	-	50
Other assets	1,091	1,091

TOTAL ASSETS	$4,313,403	$4,144,156

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$1,206,101	$1,432,074
Accounts payable - related parties	8,093	149,932
Accrued expenses	155,267	169,364
Accrued expenses - related parties	783,732	766,284
Convertible notes payable, net of debt discount of $11,153 at 9/30/10	1,175,000	288,847
Note payable - current portion of long term debt	1,537,191	1,513,495
Total current liabilities	4,865,384	4,319,996

LONG TERM LIABILITIES:
Long term debt	1,014,582	1,675,978

STOCKHOLDERS' DEFICIT:
Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 49,065,669
and 38,229,374 shares issued and outstanding at 3/31/11 and 9/30/11, respectively	49,066	38,229
Additional paid in capital	9,524,577	6,835,647
Accumulated deficit	(11,184,033)	(8,774,277)
Total stockholders' deficit	(1,610,390)	(1,900,401)
Noncontrolling interest	43,828	48,583

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,313,403	$4,144,156

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended,
	September 30, 2011	September 30, 2010	September 30, 2009

REVENUE	$9,136,216	$2,542,627	$-
COST OF SALES	7,570,006	2,095,491	-
GROSS PROFIT	1,566,209	447,136	-
RESEARCH AND DEVELOPMENT EXPENSES	133,941	90,900	214,105
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,691,760	1,377,116	682,943
OPERATING LOSS	(2,259,491)	(1,020,880)	(897,048)

OTHER INCOME (EXPENSE):
Interest expense	(212,571)	(143,668)	(53,561)
Other income	67,458	9,662	-
Total other expense	(145,113)	(134,006)	(53,561)

LOSS BEFORE INCOME TAXES	(2,404,604)	(1,154,886)	(950,609)

Income taxes - current benefit	(9,080)	(8,090)	-

NET LOSS	(2,395,525)	(1,146,796)	(950,609)

NONCONTROLLING INTEREST	14,231	2,124	-

NET LOSS ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES COMMON SHAREHOLDERS	$(2,409,756)	$(1,148,920)	$(950,609)

Basic and diluted loss per common share attributable to Visualant, Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.06)	$(0.04)	$(0.03)

Weighted average shares of common stock outstanding- basic and diluted	42,682,795	30,728,036	28,003,021

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2008	18,353,891	$18,354	$4,521,760	$(6,674,748)	$(2,134,634)

Stock compensation expense - employee options	-	-	139,787	-	139,787
Stock compensations expense - non-employee options			7,922	-	7,922
Issuance of common stock for services	6,175,043	6,175	929,432	-	935,607
Issuance of common stock for retirement of debt	4,233,773	4,233	630,832	-	635,065
Issuance of common stock for accrued liabilities	400,000	400	-	-	400
Net loss	-	-	-	(950,609)	(950,609)
Comprehensive loss					(950,609)

Balance as of September 30, 2009	29,162,707	29,162	6,229,733	(7,625,357)	(1,366,462)

Stock compensation expense - employee options	-	-	150,625	-	150,625
Stock compensations expense - non-employee options	-	-	1,428	-	1,428
Issuance of common stock for services	4,400,000	4,400	118,600	-	123,000
Issuance of warrants in connection with convertible debt	-	-	61,336	-	61,336
Issuance of common stock for accrued liabilities	866,667	867	143,133	-	144,000
Issuance of common stock connection with acquisition	3,800,000	3,800	130,792	-	134,592
of TransTech Systems, Inc.					-
Net loss	-	-	-	(1,148,920)	(1,148,920)
Comprehensive loss					(1,148,920)

Balance as of September 30, 2010	38,229,374	38,229	6,835,647	(8,774,277)	(1,900,401)
Stock compensation expense - employee options			23,586	-	23,586
Stock compensation expense - non-employee options			129,641		129,641
Issuance of common stock for services	1,289,692	1,290	589,014	-	590,304
Issuance of common stock for RATLbab LLC acquisition	1,000,000	1,000	199,000	-	200,000
Issuance of common stock	4,862,462	4,861	1,063,387	-	1,068,248
Issuance of common stock for debenture conversion	2,885,730	2,887	422,114		425,000
Issuance of common stock for accrued liabilities	798,411	799	262,188		262,987
Net loss	-	-	-	(2,409,756)	(2,409,756)
Comprehensive loss					(2,409,756)

Balance as of June 30, 2011	49,065,669	$49,066	$9,524,577	$(11,184,033)	$(1,610,390)

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended,
	September 30, 2011	September 30, 2010	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,409,756)	$(1,146,796)	$(950,609)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	384,919	89,235	-
Issuance of capital stock and warrants for services and expenses	660,251	181,592	382,855
Stock based compensation	151,118	152,053	147,709
Amortization of debt discount	11,153	50,183	-
(Loss) gain on sale of assets	(3,911)	550	-
Provision for losses on accounts receivable	-	1,663	-
Amortization of deferred financing costs	-	2,124	-
Changes in operating assets and liabilities:
Accounts receivable	59,844	(64,176)	-
Prepaid expenses	(251,833)	(7,865)	(4,748)
Inventory	168,182	(218,157)	-
Other assets	-	(25,741)	-
Noncontrolling interest	-	-	-
Accounts payable - trade and accrued expenses	(81,758)	544,367	429,913
Income tax receivable	(500)	-	-
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,312,291)	(440,968)	5,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(121,060)	(22,815)	-
Cash from the acquisition of TransTech Systems, Inc.	-	76,216	-
Proceeds from sale of equipment	13,377	-	-
Purchase of investments- deposit	50	-	(50)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:	(107,633)	53,401	(50)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(136,957)	-	-
Proceeds from line of credit	-	188,283	-
Distribution	-	(20,000)	-
Repayment of debt	(650,000)	-	-
Proceeds from the issuance of common stock	943,233	-	-
Repayments of capital leases	(23,221)	(2,104)	-
Proceeds from the issuance of convertible debt	1,300,000	300,000	-
Change in minority interest	(4,755)	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,428,300	466,179	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,376	78,612	5,070

CASH AND CASH EQUIVALENTS, beginning of period	83,937	5,325	255

CASH AND CASH EQUIVALENTS, end of period	$92,313	$83,937	$5,325

Supplemental disclosures of cash flow information:
Interest paid	$164,503	$23,014	$35,139
Taxes paid	$3,041	$-	$-

Non-cash investing and financing activities:
Issuance of warrants in connection with convertible debt	$-	$61,336	$-
Issuance of common stock for acquisition	$200,000	134,592	$-
Debtenture converted to common stock	$425,000	$-	$-
Issuance of common stock for conversion of liabilities	$262,987	$144,000	$-
Issuance of note payable for acquisition	$100,000	$2,300,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Visualant, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 8, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value. On September 13, 2002, 50,000,000 shares of preferred stock with a par value of $0.001 were authorized by the shareholders.  There are no preferred shares issued and the terms have not been determined.

The Company closed the acquisition of TransTech of Aurora, Oregon on June 8, 2010 and recorded the results from June 8, 2010 to September 30, 2011. As of June 8, 2010, the Company is no longer in the development stage.

This acquisition is expected to accelerate market entry and penetration through the acquisition of well-operated and positioned distributors of security and authentication systems like TransTech, thus creating a natural distribution channel for products featuring our proprietary Spectrum Pattern Matching (“SPM”) technology.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $ 2,395,525 and $1,146,796 for the years ended September 30, 2011 and 2010, respectively. Our current liabilities exceeded our current assets by approximately $3.2 million as of September 30, 2011.  Our net cash used in operating activities was $1.3 million for the year ended September 30, 2011.

As of September 30, 2011, the Company had $92,313 in cash. The Company needs to obtain additional financing to implement the business plan, service our debt repayments and acquire new businesses..  However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

The Company anticipates that it will record losses from operations for the foreseeable future. As of September 30, 2011, our accumulated deficit was $11.2 million.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2011 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of September 30, 2011, the Company had no uninsured cash amounts.

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

INVENTORIES - Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is no provision for impaired inventory as of September 30, 2011 and 2010.

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

All cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of September 30, 2011. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for a similar financial arrangement at September 30, 2011.

In addition, Topic 820 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

REVENUE RECOGNITION – TransTech revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company recorded deferred revenue of $0 as of September 30, 2011 and 2010, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. Such costs generally consist of major industry trade shows cooperatively with vendors and some advertising in industry publications.   Advertising costs were insignificant during the years ended September 30, 2011 and 2010.

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

When stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the weighted assumptions noted in the following table:

	For the Years Ended September 30,
	2011	2010
Risk-free interest rate	3.34%	3.34%
Expected life	7.53 years	9.29 years
Dividend rate	0.00%	0.00%
Expected volatility	259%	259%

INCOME TAXES - Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of September 30, 2011 and 2010, the Company had refundable tax assets related to TransTech of $9,080 and $8,581, respectively.

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of September 30, 2011, there were options outstanding for the purchase of 6,920,000 common shares, warrants for the purchase of 4,377,050 common shares, an undetermined number shares of common stock related to convertible debt, which could potentially dilute future earnings per share. As of September 30, 2010, there were options outstanding for the purchase of 4,735,000 common shares, warrants for the purchase of 1,133,333 common shares, 1,666,667 shares of common stock related to convertible debt, which could potentially dilute future earnings per share.

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

The Company develops low-cost, high speed, light-based security and quality control solutions for use in homeland security, anti-counterfeiting, forgery/fraud prevention, brand protection and process control applications.  Its patent-pending technology uses controlled illumination with specific bands of light, to establish a unique spectral signature for both individual and classes of items.  When matched against existing databases, these spectral signatures allow precise identification and authentication of any item or substance.  This breakthrough optical sensing and data capture technology is called SPM. SPM technology can be miniaturized and is easily integrated into a variety of hand-held or fixed mount configurations, and can be combined in the same package as a bar-code or biometric scanner.

After years of development, on September 6, 2011, the Company announced that we were issued US Patent No. 7,996,173, entitled “Method, Apparatus and Article to Facilitate Distributed Evaluation of Objects Using Electromagnetic Energy,” by the United States Office of Patents and Trademarks. This is the Company’s first patent covering our SPM technology.  The Company is pursuing an aggressive patent strategy to expand our unique intellectual property. As of November 29, 2011, the Company had four family patent applications filed with the U.S. Patent Office and one patent pending in Japan.

LICENSE AGREEMENT WITH JAVELIN LLC

On January 3, 2011, the Company signed a Commercial License Agreement (“License Agreement”) with Seattle based Javelin  for development of environmental diagnostic applications of its SPM technology.

The License Agreement, which is exclusive for environmental applications, is perpetual and lasts until the Visualant IP expires. It provides for payments of 5% of Javelin’s revenues, a royalty of $15,000 in year one (which was prepaid) and increasing to $47,407 in year five and profit sharing of 25% of license or transfer of technology. Javelin has certain performance milestones by year 2 and 3. The License Agreement can be terminated by Visualant for failure of Javelin to meet the performance milestones and by Javelin with thirty days notice.

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

PROPOSED ACQUISITION OF EAGLE

On June 27, 2011, the Company announced that it signed a new Letter of Intent to Eagle (www.eagletechnologiesusa.com) of Brea, California.

On September 15, 2011, the Company announced that it had signed an amendment to the Letter of Intent, extending the closing date to December 31, 2011.

Eagle, founded by card industry leaders Greg and Ryan Hawkins and Jeff Fulmer in 2008, has rapidly emerged as a premier provider of blank PVC and polyester composite cards to the identification market.  If this acquisition is completed as anticipated, it is hoped that Eagle will provide an immediate additional $1 million in annual revenue to Visualant and is projected to grow to $3 to $4 million in revenues over the next two years as Eagle increases the range and technical sophistication of its product line.

If this acquisition is completed, the Company will continue with its strategic initiative to consolidate relevant security and authentication assets.  At the same time, the Company will provide Eagle and its management the human and capital resources necessary to rapidly accelerate its growth. Upon the closing of this acquisition, the Eagle team will continue to manage Eagle with full profit and loss responsibility.

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

The Company closed the acquisition of TransTech of Aurora, Oregon on June 8, 2010. On this date, the Company entered into a Stock Purchase, Security and Stock Pledge Agreements which are included as Exhibits to the Form 10-Q filed with the SEC on August 12, 2010.

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

The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized, but no later than June 8, 2011. The allocation was as follows:

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

The results of operations of TransTech were included in the Consolidated Statements of Operations for the period June 9, 2010 to September 30, 2011.

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

Accounts receivable were $823,724and $883,567, net of allowance, as of September 30, 2011 and 2010, respectively. The Company had two customers (12.6% and 11.0%) in excess of 10% of our consolidated revenues for the period October 1, 2010- September 30, 2011. The Company had no customers with accounts receivable in excess of 10% as of September 30, 2011. The Company does expect to have customers with revenues or a receivable balance of 10% of total accounts receivable in the foreseeable future.

7.	INVENTORIES

Inventories were $454,588 and $622,770 as of September 30, 2011 and 2010, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is no provision for impaired inventory as of September 30, 2011 and 2010.

8.	FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $522,668 and $588,060 as of September 30, 2011 and 2010, respectively. Accumulated depreciation was $554,884 and $599,784 as of September 30, 2011 and 2010, respectively. Total depreciation expense, was $79,355 and $24,025 for the years ended September 30, 2011 and 2010, respectively. The results of operations of TransTech were included in the Consolidated Statements of Operations for the period June 9, 2010 to September 30, 2011. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of September 30, 2011 was comprised of the following:

	Estimated	September 30, 2011
	Useful Lives	Purchased	Capital Leases	Total

Machinery and equipment	3-10 years	$134,616	$87,039	$221,655
Leasehold improvements	20 years	600,000	-	600,000
Furniture and fixtures	3-10 years	45,676	101,260	146,936
Software and websites	3- 7 years	64,112	44,849	108,961
Less: accumulated depreciation		(374,021)	(180,863)	(554,884)
		$470,383	$52,285	$522,668

Property and equipment as of September 30, 2010 was comprised of the following:

	Estimated	September 30, 2010
	Useful Lives	Purchased	Capital Leases	Total

Machinery and equipment	3-10 years	$211,131	$87,038	$298,169
Leasehold improvements	20 years	600,000	-	600,000
Furniture and fixtures	3-10 years	71,758	101,260	173,018
Software and websites	3- 7 years	69,403	47,254	116,657
Less: accumulated depreciation		(442,977)	(156,807)	(599,784)
		$509,315	$78,745	$588,060

9.	INTANGIBLE ASSETS

Intangible assets as of September 30, 2011 and 2010 consisted of the following:

	Estimated	September 30,	September 30,
	Useful Lives	2011	2010

Customer contracts	5 years	$1,433,645	$983,645
Less: accumulated amortization		(290,555)	(65,576)
Intangible assets, net		$1,143,090	$918,069

Total amortization expense was $224,979 and $65,576 for the years ended September 30, 2011 and 2010, respectively.

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

Accounts payable were $1,206,101 and $1,432,074 as of September 30, 2011 and 2010, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.  The Company had four vendors with accounts payable in excess of 10% as of September 30, 2011. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

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

On July 14, 2010, November 9, 2010 and January 3, 2011 the Company obtained $50,000 of financing from Asher Enterprises, Inc. (“Asher”) pursuant to a Securities Purchase Agreement and Convertible Promissory Note. Interest is accrued at 8% and the $50,000 is convertible into restricted common stock on or before April 19, 2011, August 11, 2011and September 30, 2011 at Asher’s request at a 39% discount to the three lowest close bid prices during the ten days prior to conversion.   This financing places certain restrictions on the Company. The Company expensed $960 during the year ended September 30, 2011.  On February 14 and 17, 2011, Asher converted $50,000 into 173,378 shares of common stock at $.2884 per share.  On May 20, 24 and 26, 2011, Asher converted $50,000 into 296,130 shares of common stock at $.169 per share. On July 14, 17 and 20, 2011, Asher converted $50,000 into 491,506 shares of common stock at $.102 per share.

On May 19, 2011, the Company entered into a Securities Purchase Agreement (“Agreement”) with Gemini Master Fund, Ltd. and Ascendiant Capital Partners, LLC  (“Investors”) pursuant to which the Company issued $1.2 million in principal amount of 10% convertible debentures due May 1, 2012, together with 5-year warrants to purchase 2,400,000 shares of the Company’s common stock. The purchase price for the debentures was 83.3% of the face amount, resulting in the Company receiving $1.0 million, less legal fees, placement agent fees and expenses as set forth below. On September 8, 2011, Gemini converted $25,000 and interest of $760 into 311,516 shares of common stock at $.0827 per share. On October 21, 2011, Gemini converted $100,000 and interest of $4,247 into 2,619.261 shares of common stock at $.04 per share. The Company expensed $43,129 during the year ended September 30, 2011.

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

We filed a registration statement on Form S-1, which was declared effective on August 29, 2011, to register 15,340,361 of our common stock, including (i) up to 3,600,000 shares of our common stock for Gemini issuable on  conversion and 1,800,000 shares of our common stock issuable upon exercise of a warrant issued to Gemini and (ii) up to 1,200,000 shares of our common stock for Ascendiant issuable on conversion and  792,000 shares of our common stock issuable upon exercise of a warrant issued to Ascendiant.  Since the effective date of the registration statement, 2,930,777 shares of our common stock have been issued thus far to Gemini on conversion of a portion of the convertible debentures.

The conversion of the convertible notes payable and the related warrants will likely require the Company to file an additional registration statement and  will likely result in a dilution of the value of the our common shares for all shareholders.

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

12.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of September 30, 2011 and 2010 consisted of the following:

	September 30,	September 30,
	2011	2010

BFI Finance Corp Secured Credit Facility	$506,377	$643,334
TransTech capitalized leases, net of capitalized interest	31,216	54,437
Related party notes payable-
James Gingo Promissory Note	1,650,000	2,300,000
RATLAB	150,000	-
Bradley E. Sparks	73,228	50,750
Lynn Felsinger	82,000	82,000
Ronald P. Erickson and affiliated parties	58,952	58,952
Total debt	2,551,773	3,189,473
Less current portion of long term debt	(1,537,191)	(1,513,495)
Long term debt	$1,014,582	$1,675,978

BFI Finance Corp Secured Credit Facility

On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with BFI Finance Corp to fund its operations.  The rate is prime interest + 2.5%, with a floor for prime interest of 5.5%.  On June 12, 2011, the secured credit facility was renewed for 6 months, with a floor for Prime of 4.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $700,000, and 35% of inventory value, not to exceed $300,000, for a total cap of $1,000,000. As of September 30, 2011, the outstanding balance under this facility was $506.377. The secured credit facility is guaranteed by James Gingo, the President of TransTech.

Capitalized Leases

TransTech has capitalized leases for equipment. The leases have a remaining lease term of 6-46 months. The aggregate future minimum lease payments under capital leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended September 30,	Total
2012	$16,634
2013	13,928
2014	3,806
2015	2,760
2016	0
Total	37,128
Less current portion of capitalized leases	(5,912)
Long term capital leases	$31,216

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

On February 27, 2007, the Company entered into a demand note with former CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750.  As of September 30, 2011, the outstanding note payable totaled $50,750 consisting of the note payable to Mr. Sparks.  Interest expense accrues on the note at a rate of 18% per annum.  Accrued interest of $42,146 as of September 30, 2011 on the note payable is recorded in the balance sheet in accrued expenses and other liabilities.

Any delays in repayment of the principal and accrued interest on the note payable upon demand result in a penalty interest rate of 30% per annum.  The interest due to Mr. Sparks became in arrears on February 16, 2008 and has not been paid as of the date of this filing.  Mr. Sparks has not demanded repayment of the note as of the date of this filing.

On September 30, 2009, the Company entered into a second demand note with former CEO and President, Bradley E. Sparks totaling $22,478.  As of September 30, 2011, the outstanding note payable totaled $22,478 consisting of the note payable to Mr. Sparks.  Interest expense accrues on the note at a rate of 8% per annum, with a default interest rate of 12%.  Accrued interest of $3,597 as of September 30, 2011 on the notes payable is recorded in the balance sheet in accrued expenses and other liabilities.

On April 30, 2009, accounts payable owed to Lynn Felsinger, a consultant, totaling $82,000 was converted into a demand note. Ms. Felsinger has not demanded repayment of the note as of the date of this filing.

Mr. Ronald Erickson, our Chief Executive Officer, converted outstanding debt with accrued interest in the amount of $152,971 into 1,019,806 shares of common stock of the Company valued at $0.15 per share on March 27, 2009. In addition, an affiliate of Mr. Erickson’s, Juliz I Limited Partnership, loaned the Company operating funds during fiscal 2009.  The balance outstanding at September 30, 2011 is $34,630 plus interest of $7,628.  Additionally, Mr. Erickson incurred expenses on behalf of the Company for a total of $24,322 during the 2009 fiscal year.  This balance was converted into a loan as of September 30, 2009 which bears interest at 8%.  Accrued interest was $3,892 as of September 30, 2011.

Aggregate maturities for notes payable, capitalized leases and long term debt by year are as follows:

Years Ended September 30,	Total
2012	$1,537,191
2013	1,011,710
2014	551
2015	2,321
2016	0
Total	$2,551,773

13.	EQUITY

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

On May 10, 2010, the Board of Directors issued to Mark Scott, our Chief Financial Officer, 1,000,000 shares of restricted common stock granted upon signing at the closing bid price of $0.02 per share on May 7, 2010.

On May 10, 2010, the Board of Directors issued to Ron Erickson or his designee Two Million (2,000,000) shares of restricted common stock of the Company and granted options to purchase three million (3,000,000) shares at $0.15 per share. The restricted common stock was issued at the closing bid price of $0.02 per share on May 7, 2010. The grant of options vests quarterly over two years and expires on May 6, 2020. This common stock issuance and the grant of options replace the 5,000,000 unissued shares previously approved by the Board of Directors on December 21, 2009.

On May 18, 2010, the Board of Directors issued 600,000 shares of restricted common stock of the Company to four (4) consultants and suppliers for the conversion of liabilities or for services. The parties valued the shares in this transaction at $0.02 per share, the closing bid price of the Company’s common stock during negotiations.

On June 1, 2010, the Board of Directors issued 666,667 shares of restricted common stock of the Company to a service provider for the conversion of $100,000 in liabilities at $0.15 per share.

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

On June 11, 2010, the Company issued a warrant for the purchase of 300,000 shares of common stock of the Company to the Sterling Fund for advisory services. The warrant was valued at $0.02 per share using the Black-Scholes-Merton option valuation model. The warrant expires June 10, 2013 and is callable if registered and with five closing trading prices of the Company’s common stock over $0.50 per share.

On November 17, 2010, the Company issued 20,000 shares of restricted shares of the Company’s common stock to Robert Jones for advisory services. The shares were valued at $0.24 per share, the closing price on November 17, 2010.

On December 23, 2010, the Company entered into a Securities Purchase Agreement (“Agreement”) with Seaside pursuant to which Seaside agreed to purchase restricted shares of the Company’s common stock from time to time over a 12-month period, provided that certain conditions are met.

Under the terms of the Agreement, the Company agreed to sell and issue to Seaside each month for a 12-month period commencing on the closing date, restricted shares of the Company’s common stock at a price equal to the lower of (i) 60% of the average trading price of the company’s stock during the 10 trading days immediately preceding each monthly closing date, or (ii) 70% of the average trading price for the trading day immediately preceding each monthly closing date. Visualant’s agreement to sell shares each month during said 12 month period is subject to certain conditions and limitations.  With respect to each subsequent closing, Visualant will not be obligated to sell any of its common stock to Seaside at a price lower than $0.25 per share, and Seaside’s beneficial ownership of the Company’s common stock will not exceed 9.9%. Seaside is not permitted to short sale the Company’s common stock.

Visualant paid Seaside’s legal fees and expenses in the amount of $25,000 for the initial closing, and agreed to pay $2,500 for each subsequent closing.  Visualant also has agreed to pay 7.0% in finder’s fees (to be paid in connection with each draw down) and issue 10,113 common stock warrants exercisable at $0.21395 per share.

The Agreement may be terminated by Seaside upon written notice to the Company, if at any time prior to the final subsequent closing the Company consummates a financing to which Seaside is not a party.

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

As of September 30, 2011, the Company sold to Seaside 2,529,314 shares at a purchase price of $0.302 per share, or an aggregate price of $763,650. In addition, the Company issued warrants to brokers for the purchase of 177,050 shares of common shares at the purchase price of $0.302 per share.

On January 27, 2011, the Company issued 275,000 restricted shares of the Company’s common stock to directors for services provided during 2010. The shares were valued at $0.448 per share, the closing price for the thirty days prior to January 27, 2011.

On January 27, 2011, the Company entered into a Contract for Corporate Advisory Services with Core consulting Group. Under the agreement dated December 6, 2010, the Company issued 381,500 of restricted shares of the Company’s common stock at $0.45 per share, the closing price on December 6, 2010. On April 27, 2011, the Company issued an additional 381,500 of restricted shares of our common stock at $0.45 per share, the closing price on December 6, 2010.

On January 27, 2011, Monahan & Biagi, PLLC converted $136,726 of accrued legal bills into 341,815 shares of our common stock at $0.40 per share, the closing price on January 22, 2011, the date the conversion was requested.

On February 14 and 17, 2011, Asher converted $50,000 of convertible debentures into173,378 shares of common stock at $0.2884 per share.

On February 23, 2011, Masahiro Kawahata, a director converted $90,906 of accrued expenses into 211,409 shares of the Company common stock at $0.43 per share, the closing price on February 23, 2011, the date the conversion was requested.

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

On April 1, 2011, the Company entered into a Consulting Agreement with Cerillion N4 Partners. Under the agreement, the Company issued 4,000 shares at $0.52 per share, the price on March 31, 2011.

On April 1, 2011, the Company entered into an Agreement with InvestorIdeas.com. Under the agreement, the Company issued 57,692 shares at $0.52 per share, the price on March 31, 2011.

On April 1, 2011, the Company entered into an Agreement with National Securities Corporation. Under the agreement, the Company issued 60,000 shares at $0.52 per share, the price on March 31, 2011.

On April 1, 2011, the Company entered into an Agreement with Aquiline Group, Inc. Under the agreement, the Company issued 75,000 shares at $0.52 per share, the price on March 31, 2011.

On May 31, 2011, Coach exercised its warrant and received 833,333 shares of common stock. On December 7, 2009, the Company closed $250,000 of financing from Coach pursuant to a Convertible Promissory Note. In addition, Coach received warrants to purchase 833,333 shares of the Company’s common stock at $0.15 per share.  The warrant expired 3 years from the date of issuance.

On May 18, 2011, the Company entered into an Agreement with Mr. Gima. Under the agreement, we issued 10,000 shares at 0.52 per share.

On May 20, 24 and 26, 2011, Asher converted $50,000 of convertible debentures into 296,130 shares of common stock at $0.169 per share.

On June 7, 2011, the Company closed the acquisition of all Visualant related assets of the RATLab LLC by agreeing to issue 1,000,000 of our common stock valued at $0.20 per share, the price during the negotiation of this agreement.

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

•
Commitment Fees - 5% ($150,000), payable in shares of Company common stock based on the following schedule: $75,000 worth of restricted shares to be delivered at initial closing, $25,000 worth of shares if and when the S-1 is declared effective, and $25,000 worth of shares at 30 and 60 days).  As of September 30, 2011, 1,141,119 shares of common stock were issued for $100,000 in fees. On October 21, 2011 and November 18, 2011, an additional 312,500 shares were issued for $50,000 in fees.

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

The Company expects to issue up to 4,285,714 shares of common stock to be sold to Ascendiant Capital Partners, LLC under a Securities Purchase Agreement dated June 17, 2011. As of November 29, 2011, the Company has issued 774,599 shares for $67,047 or $.087 per shares under the Securities Purchase Agreement, excluding the Commitment Fees discussed above.

On June 17, 2011, the Company extended its April 1, 2011 Agreement with Aquiline Group, Inc. Under the agreement, the Company issued 25,000 shares at $0.52 per share, the price on March 31, 2011.

On July 14, 17 and 20, 2011 Asher converted $50,000 into 491,506 shares of common stock at $.102 per share.

On August 23, 2011, the Company filed an amended Registration Statement on Form S-1 for 15,340,361 shares of common stock. The Registration Statement primarily registers shares for Seaside, Gemini, Ascendiant, Coach and Sterling Group and was declared effective by the SEC on August 29, 2011.

On September 8, 2011, Gemini converted $25,000 and interest of $760 into 311,516 shares of common stock at $.0827 per share.

On October 5, 2011, the Company entered into a Financial Consultant Agreement (“Agreement”) with D. Weckstein and Co, Inc. (“Weckstein”) The Agreement expires July 31, 2016. Under the Agreement. Weckstein was awarded 1,000,000 shares of common stock on November 7, 2011. The shares were valued at $0.07 per share, the closing price on November 7, 2011. In addition, the Company paid $5,000 and owes $5,000 to Weckstein.

On October 21, 2011, Gemini converted $100,000 and interest of $4,247 into 2,619.261 shares of common stock at $.04 per share.

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

On June 15, 2011, two directors forfeited 135,000 shares from stock option grants granted at $.75 per share that expired June 15, 2011.

There are currently 6,920,000 options to purchase common stock at $.296 per share outstanding at September 30, 2011 under the 2011 Stock Incentive Plan. The Company recorded $151,008 and $152,053 of compensation expense, net of related tax effects, relative to stock options for the year ended September 30, 2011 and 2010 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of September, 2011, there is approximately $591,166 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately two years.

On November 9, 2011, Mr. Bradley Sparks forfeited 1,000,000 options to purchase common stock.

Stock option activity for the years ended September 30, 2011, 2010 and 2009 are summarized as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2008	1,485,000	0.602	894,250
Granted	75,000	0.150	11,250
Exercised	-	-	-
Forfeitures	(250,000)	0.100	(25,000)
Outstanding as of September 30, 2009	1,310,000	0.672	880,500
Granted	3,500,000	0.141	495,000
Exercised	-	-	-
Forfeitures	(75,000)	(0.150)	(11,250)
Outstanding as of September 30, 2010	4,735,000	$0.288	1,364,250
Granted	2,320,000	0.339	785,800
Exercised	-	-	-
Forfeitures	(135,000)	(0.750)	(101,250)
Outstanding as of September 30, 2011	6,920,000	$0.296	2,048,800

The following table summarizes information about stock options outstanding and exercisable at September 30, 2011:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
0.09	500,000	8.75 years	$0.090	125,000	$0.090
0.15	3,000,000	8.75 years	0.150	1,875,000	0.150
0.18	100,000	.5 years	0.180	90,000	0.180
0.24	220,000	4.25 years	0.240	55,000	0.240
0.35	2,100,000	4.75 years	0.350	275,000	0.350
0.75	1,000,000	0.0 years	0.750	1,000,000	0.750
	6,920,000	7.53 years	$0.296	3,420,000	$0.553

There is no aggregate intrinsic value of the exercisable options as of September 30, 2011.

15.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

See Note 12 for discussion of notes payable issued to the Company’s former CEO and President during the quarter ended March 31, 2007.   Other than the note payable, related interest and payroll related accrued expenses, all amounts are recorded in the related party accounts payable balance.  As of the filing date, Mr. Erickson beneficially owns 5,206,473 shares of common stock.

Mr. Sparks is owed $721,333 of accrued salary plus $57,998 which has been accrued to pay applicable payroll taxes, FUTA, etc.  Additionally, interest of $45,743 is owed Mr. Sparks for the notes payable described in Note 11 to these Notes to Financial Statements.  Mr. Sparks is also owed $6,315 for cash amounts advanced by him to Visualant to fund operating expenses since his employment and $5,136 for medical expenses.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended September 30,	Total
2012	$57,012
2013	57,012
2014	57,012
2015	57,012
2016	59,777
Beyond	0
Total	$287,825

17.	SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued.

REPORT ON MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management assessed the corporation's system of internal control over financial reporting as of September 30, 2011, in relation to criteria for effective internal control over financial reporting as described in "Internal Control--Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of September 30, 2011, its system of internal control over financial reporting is effective based on the criteria of the "Internal Control--Integrated Framework".

/s/ Ronald P. Erickson	/s/ Mark Scott
Ronald P. Erickson	Mark Scott
Chief Executive Officer	Chief Financial Officer

Seattle, WA
November 29, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Visualant, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INC.

Date: November 29, 2011	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer and Secretary ( Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Ronald P. Erickson	Chief Executive Officer, President and Director	November 29, 2011
Ronald P. Erickson	(Principal Executive Officer)

/s/ Mark Scott	Chief Financial Officer and Secretary	November 29, 2011
Mark Scott	(Principal Financial/Accounting Officer)

/s/ Yoshitami Arai	Independent Director	November 29, 2011
Yoshitami Arai

/s/ Paul R. Bonderson, Jr.	Independent Director	November 29, 2011
Paul R. Bonderson, Jr.

/s/ James Gingo	Management Director	November 29, 2011
James Gingo

/s/ Marco Hegyi	Chairman of the Board, Independent Director	November 29, 2011
Marco Hegyi

/s/ Dr. Masahiro Kawahata	Independent Director	November 29, 2011
Dr. Masahiro Kawahata

/s/ Jon Pepper	Independent Director	November 29, 2011
Jon Pepper

/s/ Bradley E. Sparks	Management Director	November 29, 2011
Bradley E. Sparks