Form 10-Q
period 2011-12-31
VISUALANT INC
filed 2012-02-06
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of February 6, 2012: 55,786,573 shares

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30, 2011
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$71,236	$92,313
Accounts receivable, net of allowance of $16,750 and $16,750, respectively	753,048	823,724
Prepaid expenses	340,660	283,204
Inventories	497,636	454,588
Refundable tax assets	7,948	9,080
Total current assets	1,670,528	1,662,909

EQUIPMENT, NET	506,040	522,668

OTHER ASSETS
Intangible assets, net	1,071,408	1,143,090
Goodwill	983,645	983,645
Other assets	1,091	1,091

TOTAL ASSETS	$4,232,712	$4,313,403

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$1,241,375	$1,206,100
Accounts payable - related parties	45,632	8,093
Accrued expenses	189,308	155,267
Accrued expenses - related parties	787,677	783,732
Convertible notes payable	1,075,000	1,175,000
Note payable - current portion of long term debt	1,608,725	1,537,191
Total current liabilities	4,947,717	4,865,383

LONG TERM LIABILITIES:
Long term debt	1,011,708	1,014,582

STOCKHOLDERS' DEFICIT:
Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 54,724,805
and 49,065,669 shares issued and outstanding at 12/31/11 and 9/30/11, respectively	54,725	49,066
Additional paid in capital	9,922,713	9,524,577
Accumulated deficit	(11,743,655)	(11,184,033)
Total stockholders' deficit	(1,766,217)	(1,610,390)
Noncontrolling interest	39,504	43,828

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,232,712	$4,313,403

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,
	December 31, 2011	December 31, 2010
	(unaudited)	(unaudited)
REVENUE	$1,812,853	$2,067,865
COST OF SALES	1,489,605	1,654,660
GROSS PROFIT	323,248	413,204
RESEARCH AND DEVELOPMENT EXPENSES	39,000	6,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	795,828	646,451
OPERATING LOSS	(511,580)	(239,247)

OTHER INCOME (EXPENSE):
Interest expense	(58,538)	(60,753)
Other income	7,304	40,868
Total other expense	(51,234)	(19,885)

LOSS BEFORE INCOME TAXES	(562,814)	(259,132)

Income taxes - current benefit	(7,948)	(1,009)

NET LOSS	(554,866)	(258,124)

NONCONTROLLING INTEREST	4,755	1,648

NET LOSS ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES COMMON SHAREHOLDERS	$(559,621)	$(259,772)

Basic and diluted loss per common share attributable to Visualant, Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding- basic and diluted	52,338,958	38,245,221

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,
	December 31, 2011	December 31, 2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(559,621)	$(258,124)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	157,297	81,627
Issuance of capital stock and warrants for services and expenses	86,246	4,800
Stock based compensation	78,698	-
Amortization of debt discount	100,085	-
(Loss) gain on sale of assets	(2,217)	(831)
Provision for losses on accounts receivable	156	-
Changes in operating assets and liabilities:
Accounts receivable	70,520	253,175
Prepaid expenses	(77,525)	13,333
Inventory	(43,048)	38,195
Other assets	-	(1,009)
Accounts payable - trade and accrued expenses	110,799	188,391
Income tax receivable	1,132	-
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(77,478)	319,557

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	849	(4,049)
Proceeds from sale of equipment	2,450	4,017
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	3,299	(32)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	-	(440,077)
Proceeds from line of credit	72,106	22,478
Proceeds from the issuance of common stock	88,766	30,909
Repayments of capital leases	(3,446)	(10,900)
Repayment/ proceeds from the issuance of convertible debt	(100,000)	50,000
Change in minority interest	(4,324)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	53,102	(347,590)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(21,077)	(28,065)

CASH AND CASH EQUIVALENTS, beginning of period	92,313	83,937

CASH AND CASH EQUIVALENTS, end of period	$71,236	$55,872

Supplemental disclosures of cash flow information:
Interest paid	$13,813	$17,058
Taxes paid	$-	$-

Non-cash investing and financing activities:
Debenture converted to common stock	$100,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Visualant, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 8, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value. On September 13, 2002, 50,000,000 shares of preferred stock with a par value of $0.001 were authorized by the shareholders.  There are no preferred shares issued and the terms have not been determined.

The accompanying unaudited consolidated financial statements of the Company and our subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended December 31, 2011 and 2010 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on November 30, 2011.

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

As of December 31, 2011, the Company had $71,236 in cash. The Company needs to obtain additional financing to implement the business plan, service our debt repayments and acquire new businesses.  However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2011, our accumulated deficit was $11.7 million.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2011 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of December 31, 2011, the Company had no uninsured cash amounts.

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

INVENTORIES - Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $10,000 reserve for impaired inventory as of December 31, 2011 and September 30, 2011.

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

All cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of December 31, 2011. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for a similar financial arrangement at December 31, 2011.

In addition, Topic 820 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

REVENUE RECOGNITION – TransTech revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company recorded deferred revenue of $0 as of December 31, 2011 and 2010, respectively.

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

INCOME TAXES - Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of December 31, 2011 and September 30, 2011, the Company had refundable tax assets related to TransTech of $7,948 and $9,080, respectively.

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2011, there were options outstanding for the purchase of 5,920,000 common shares, warrants for the purchase of 4,377,050 common shares, an undetermined number shares of common stock related to convertible debt, which could potentially dilute future earnings per share. As of December 31, 2010, there were options outstanding for the purchase of 4,955,000 common shares, warrants for the purchase of 1,133,333 common shares, 1,666,667 shares of common stock related to convertible debt, which could potentially dilute future earnings per share.

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

On January 19, 2012, the Company announced that it was issued US Patent No. 8,081,304, entitled “Method, Apparatus and Article to Facilitate Evaluation of Objects Using Electromagnetic Energy” by the United States Office of Patents and Trademarks.

The Company is pursuing an aggressive patent strategy to expand our unique intellectual property. As of February 6, 2012, the Company had three family patent applications filed with the U.S. Patent Office and one patent pending in Japan.

LICENSE AGREEMENT WITH JAVELIN LLC (“Javelin”)

On January 3, 2011, the Company signed a Commercial License Agreement (“License Agreement”) with Seattle based Javelin for development of environmental diagnostic applications of our SPM technology.

The License Agreement, which is exclusive for environmental applications, is perpetual and lasts until the Visualant IP expires. It provides for payments of 5% of Javelin’s revenues, a royalty of $15,000 in year one (paid), a royalty of $20,000 in year two (paid) and increasing to $47,407 in year five and profit sharing of 25% of license or transfer of technology. Javelin has certain performance milestones by year 3. The License Agreement can be terminated by Visualant for failure of Javelin to meet the performance milestones and by Javelin with thirty days' notice.

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

With this acquisition, the Company consolidated all intellectual property relating to the SPM technology.  In addition to its current authentication and security applications of SPM, the Company now owns all other applications, including the important fields of medicine, agriculture, and the environment, and has begun the creation of the Visualant Laboratory.

Following the closing of this asset acquisition transaction, Dr. Tom Furness and Dr. Brian Schowengerdt have continued to provide technology leadership to the Company.

The Company acquired the Visualant related assets of the RATLab for the following consideration:

a.         One million shares (1,000,000) of our common stock at closing valued at twenty cents ($0.20) per share, the price during the negotiation of this agreement.

b.         Two hundred and fifty thousand dollars ($250,000), with one hundred thousand dollars ($100,000) paid at closing and one hundred and fifty thousand dollars ($150,000) to be paid no later than the first anniversary of closing.

c.         The outstanding promissory note owing to Tom Furness in the amount of $65,000 with accrued interest of $24,675 was paid at closing.

5.	ACQUISITION OF TRANSTECH SYSTEMS INC. (“TransTech”)

The Company closed the acquisition of TransTech of Aurora, Oregon on June 8, 2010. On this date, the Company entered into a Stock Purchase, Security and Stock Pledge Agreements which are included as Exhibits to the Form 10-Q filed with the SEC on August 12, 2010.

TransTech, founded in 1994, is a distributor of access control and authentication systems serving the security and law enforcement markets.   With recorded revenues of $9.1 million in 2011, TransTech has a respected national reputation for outstanding product knowledge, sales and service excellence.

As a result of this acquisition the Company expects to accelerate market entry and penetration through the acquisition of TransTech’s well-operated and positioned distributors of security and authentication systems, thus creating a natural distribution channel for products featuring our proprietary SPM technology.

The Company acquired its 100% interest in TransTech by issuing a Promissory Note (“Note”) to James Gingo, the President of TransTech, in the amount of $2,300,000, plus interest at the rate of three and one-half percent (3.5%) per annum from the date of the Note. The Note is secured by a security interest in the stock and assets of TransTech, and is payable over a period of three years.

On June 8, 2010, the Company issued a total of 3,800,000 shares of restricted common stock of the Company to James Gingo, Jeff Kruse and Steve Waddle, executives of TransTech, and Paul R. Bonderson Jr., a TransTech investor.  The parties valued the shares in this transaction at $76,000 or $0.02 per share, the closing bid price during negotiations.

The results of operations of TransTech were included in the Consolidated Statements of Operations for the period June 9, 2010 to December 31, 2011.

6.	ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $753,048 and $823,724, net of allowance, as of December 31, 2011 and September 30, 2011, respectively. The Company had no customers in excess of 10% of our consolidated revenues for the three months ended December 31, 2011. The Company has no customers with accounts receivable in excess of 10% as of December 31, 2011. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

7.	INVENTORIES

Inventories were $497,636 and $454,558 as of December 31, 2011 and September 30, 2011, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $10,000 reserve for impaired inventory as of December 31, 2011 and September 30, 2011.

8.	FIXED ASSETS

Fixed assets, net of accumulated depreciation, were $506,040 and $522,668 as of December 31, 2011 and September 30, 2011, respectively. Accumulated depreciation was $571,137 and $554,884 as of December 31, 2011 and September 30, 2011, respectively. Total depreciation expense was $15,546 and $21,293 for the three months ended December 31, 2011 and 2010, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses

Property and equipment as of December 31, 2011 was comprised of the following:

	Estimated	December 31, 2011
	Useful Lives	Purchased	Capital Leases	Total

Machinery and equipment	3-10 years	$134,241	$87,039	$221,280
Leasehold improvements	20 years	600,000	-	$600,000
Furniture and fixtures	3-10 years	45,676	101,260	$146,936
Software and websites	3- 7 years	64,112	44,849	$108,961
Less: accumulated depreciation		(383,992)	(187,145)	$(571,137)
		$460,037	$46,003	$506,040

9.	INTANGIBLE ASSETS

Intangible assets as of December 31, 2011 and September 30, 2011 consisted of the following:

	Estimated	December 31,	September 30,
	Useful Lives	2011	2011

Customer contracts	5 years	$1,433,645	$1,433,645
Less: accumulated amortization		(362,237)	(290,555)
Intangible assets, net		$1,071,408	$1,143,090

Total amortization expense was $71,682 and $49,182 for the three months ended December 31, 2011 and 2010, respectively.

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

Accounts payable were $1,241,375 and $1,206,100 as of December 31, 2011 and September 30, 2011, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.  The Company had three vendors (25.0%, 23.9% and 17.1%) with accounts payable in excess of 10% as of December 31, 2011. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

11.	CONVERTIBLE NOTES PAYABLE

On May 19, 2011, the Company entered into a Securities Purchase Agreement (“Agreement”) with Gemini Master Fund, Ltd. and Ascendiant Capital Partners, LLC  (“Investors”) pursuant to which the Company issued $1.2 million in principal amount of 10% convertible debentures due May 1, 2012, together with 5-year warrants to purchase 2,400,000 shares of the Company’s common stock. The purchase price for the debentures was 83.3% of the face amount, resulting in the Company receiving $1.0 million, less legal fees, placement agent fees and expenses as set forth below. On September 8, 2011, Gemini converted $25,000 and interest of $760 into 311,516 shares of common stock at $.0827 per share. On October 21, 2011, Gemini converted $100,000 and interest of $4,247 into 2,619.261 shares of common stock at $.04 per share. The Company expensed $23,372 during the three months December 31, 2011.

The financing, led by Gemini Strategies LLC of San Diego, CA and New York, and Ascendiant Capital Partners LLC of Irvine, CA, provided capital for Visualant to continue with the execution of its strategic plans, including the market development of its SPM technology.

Under the terms of the Agreement, the debentures, including the amount of accrued interest thereon, are convertible at the option of the holder into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.50 per share, or (ii) 70% of the average of the three lowest prices during the 20 trading days preceding the conversion date, subject to a floor conversion price of $0.35 per share, provided that the Company pays to the holder a compensatory amount in cash to adjust for the difference between and the conversion price and $0.35 per share. The warrants for 2.4 million shares are exercisable at a price of $0.50 per share for five years. The Agreement also provides for an additional $1.0 million investment option by the Investors to purchase an additional $1.2 million in aggregate principal amount of debentures on or before the one-year anniversary date of the Agreement.  The conversion price of these additional debentures is equal to the lesser of (i) $1.00 per share, or (ii) 70% of the average of the three lowest prices during the 20 trading days preceding the conversion date, subject to a floor conversion price of $0.70 per share subject to adjustment. The Company agreed to file a registration statement on form S-1 to register the resale of all shares issuable in connection with the convertible debentures and warrants and have it declared effective within ninety days of the closing of the transaction.

The Company paid legal fees and expenses in the amount of $12,500. Visualant also paid $80,000 or 8.0% of the cash received and issued a five-year warrant for 192,000 shares in placement agent fees to Ascendiant Capital Markets LLC.

We filed a registration statement on Form S-1, which was declared effective on August 29, 2011, to register 15,340,361 shares of our common stock, including (i) up to 3,600,000 shares of our common stock for Gemini issuable on  conversion and 1,800,000 shares of our common stock issuable upon exercise of a warrant issued to Gemini and (ii) up to 1,200,000 shares of our common stock for Ascendiant issuable on conversion and  792,000 shares of our common stock issuable upon exercise of a warrant issued to Ascendiant.  Since the effective date of the registration statement, 2,930,777 shares of our common stock have been issued thus far to Gemini on conversion of a portion of the convertible debentures.

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

12.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of December 31, 2011 and September 30, 2011 consisted of the following:

	December 31,	September 30,
	2011	2011

BFI Finance Corp Secured Credit Facility	$578,483	$506,377
TransTech capitalized leases, net of capitalized interest	27,770	31,216
Related party notes payable-
James Gingo Promissory Note	1,650,000	1,650,000
RATLab LLC	150,000	150,000
Bradley E. Sparks	73,228	73,228
Lynn Felsinger	82,000	82,000
Ronald P. Erickson and affiliated parties	58,952	58,952
Total debt	2,620,433	2,551,773
Less current portion of long term debt	(1,608,725)	(1,537,191)
Long term debt	$1,011,708	$1,014,582

BFI Finance Corp Secured Credit Facility

On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with BFI Finance Corp to fund its operations.  The rate is prime interest + 2.5%, with a floor for prime interest of 5.5%.  On December 12, 2011, the secured credit facility was renewed for 6 months, with a floor for Prime of 4.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $700,000, and 35% of inventory value, not to exceed $300,000, for a total cap of $1,000,000. As of December 31, 2011, the outstanding balance under this facility was $578,483. The secured credit facility is guaranteed by James Gingo, the President of TransTech.

Capitalized Leases

TransTech has capitalized leases for equipment. The leases have a remaining lease term of 3-43 months. The aggregate future minimum lease payments under capital leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended December 31,	Total
2012	$16,062
2013	11,378
2014	3,312
2015	1,932
2016	0
Total	32,684
Less current portion of capitalized leases	(4,914)
Long term capital leases	$27,770

The imputed interest rate in the capitalized leases is approximately 10.5%.

Related Party Notes Payable

The Company acquired its 100% interest in TransTech by issuing a Promissory Note (“Note”) to James Gingo, the President of TransTech, in the amount of $2,300,000, plus interest at the rate of three and one-half percent (3.5%) per annum from the date of the Note. The Note is secured by a security interest in the stock and assets of TransTech, and is payable over a period of three (3) years as follows:

(i)        The sum of $650,000, the amount of any accrued interest due on the Bonderson debt of $600,000 owed by James Gingo to the Bonderson Family Living Trust (“Bonderson Debt”) and interest on the unpaid balance, shall be paid to Seller on the earlier of: (A) the one (1) year anniversary of the closing date; or (B) on the closing of $2,500,000 or more in aggregate financing (whether debt, equity or some combination thereof) after the closing date.  On June 8, 2011, the Company paid $650,000 and accrued interest of $80,500 to Mr. Gingo.

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

On February 27, 2007, the Company entered into a demand note with former CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750.  As of December 31, 2011, the outstanding note payable totaled $50,750 consisting of the note payable to Mr. Sparks.  Interest expense accrues on the note at a rate of 18% per annum.  Accrued interest of $44,449 as of September 30, 2011 on the note payable is recorded in the balance sheet in accrued expenses and other liabilities.

Any delays in repayment of the principal and accrued interest on the note payable upon demand result in a penalty interest rate of 30% per annum.  The interest due to Mr. Sparks became in arrears on February 16, 2008 and has not been paid as of the date of this filing.
On September 30, 2009, the Company entered into a second demand note with former CEO and President, Bradley E. Sparks totaling $22,478.  As of September 30, 2011, the outstanding note payable totaled $22,478 consisting of the note payable to Mr. Sparks.  Interest expense accrues on the note at a rate of 8% per annum, with a default interest rate of 12%.  Accrued interest of $4,050 as of December 31, 2011 on the notes payable is recorded in the balance sheet in accrued expenses and other liabilities.

On April 30, 2009, accounts payable owed to Lynn Felsinger, a consultant, totaling $82,000 was converted into a demand note. Ms. Felsinger has not demanded repayment of the note as of the date of this filing.

Mr. Ronald Erickson, our Chief Executive Officer, converted outstanding debt with accrued interest in the amount of $152,971 into 1,019,806 shares of common stock of the Company valued at $0.15 per share on March 27, 2009. In addition, an affiliate of Mr. Erickson’s, Juliz I Limited Partnership, loaned the Company operating funds during fiscal 2009.  The balance outstanding at September 30, 2011 is $34,630 plus interest of $8,327.  Additionally, Mr. Erickson incurred expenses on behalf of the Company for a total of $24,322 during the 2009 fiscal year.  This balance was converted into a loan as of September 30, 2009 which bears interest at 8%.  Accrued interest was $4,382 as of December 31, 2011.

Aggregate maturities for notes payable, capitalized leases and long term debt by year are as follows:

Years Ended December 31,	Total
2012	$1,608,725
2013	1,007,252
2014	2,814
2015	1,642
2016	0
Total	$2,620,433

13.	EQUITY

The following equity issuances occurred during the three months ended December 31, 2011 and for the period subsequent to December 31, 2011.

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

•
Commitment and Legal Fees – Commitment fees of 5% ($150,000), payable in shares of Company common stock based on the following schedule: $75,000 worth of restricted shares to be delivered at initial closing, $25,000 worth of shares if and when the S-1 is declared effective, and $25,000 worth of shares at 30 and 60 days).  Legal fees of $7,500. The Company has issued 1,490,943 shares for these commitment and legal fees.

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

As of December 31, 2011, the Company has issued 1,948,747 shares for $145,850 or $.075 per shares under the Securities Purchase Agreement, excluding the commitment and legal fees discussed above. As of February 6, 2012, the Company has issued 3,010,515 shares for $201,640 or $.067 per shares under the Securities Purchase Agreement, excluding the commitment and legal fees discussed above.

On October 5, 2011, the Company entered into a Financial Consultant Agreement (“Agreement”) with D. Weckstein and Co, Inc. (“Weckstein”) The Agreement expires July 31, 2016. Under the Agreement, Weckstein was awarded 1,000,000 shares of restricted common stock on November 7, 2011. The shares were valued at $0.07 per share, the closing price on November 7, 2011. In addition, the Company paid $10,000 to Weckstein. The shares do not have registration rights.
On October 21, 2011, Gemini converted $100,000 and interest of $4,247 into 2,619.261 shares of common stock at $.04 per share.

On December 15, 2011 the Company, issued 100,000 shares of restricted common stock to Todd Weaver for product development work. The shares were valued at $0.12 per share, the closing price on November 29, 2011, and do not have registration rights.

14.	STOCK OPTIONS

Description of Stock Option Plan

On April 29, 2011, the 2011 Stock Incentive Plan was approved at the Annual Stockholder Meeting. The Company reserved 7,000,000 shares of Common Stock for issuance under the 2011 Stock Incentive Plan.

Determining Fair Value Under ASC 505

The Company records compensation expense associated with stock options and other equity-based compensation using the Black-Scholes-Merton option valuation model for estimating fair value of stock options granted under our plan. The Company amortizes the fair value of stock options on a ratable basis over the requisite service periods, which are generally the vesting periods. The expected life of awards granted represents the period of time that they are expected to be outstanding.  The Company estimates the volatility of our common stock based on the historical volatility of its own common stock over the most recent period corresponding with the estimated expected life of the award. The Company bases the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. The Company has not paid any cash dividends on our common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes-Merton option valuation model and adjusts share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed.

Stock Option Activity

On November 9, 2011, Bradley E. Sparks forfeited 1,000,000 options to purchase common stock at $.75 per share.

There are currently 5,920,000 options to purchase common stock at $0.22 per share outstanding at December 31, 2011 under the 2011 Stock Incentive Plan. The Company recorded $78,698 and $0 of compensation expense, net of related tax effects, relative to stock options for the three months ended December 31, 2011 and 2010 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00).

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

Mr. Sparks is owed $721,333 of accrued salary plus $57,998 which has been accrued to pay applicable payroll taxes, FUTA, etc.  Additionally, interest of $48,498, not including penalty interest, is owed Mr. Sparks for the notes payable described in Note 11 to these Notes to Financial Statements.  Mr. Sparks is also owed $6,315 for cash amounts advanced by him to Visualant to fund operating expenses since his employment and $5,136 for medical expenses.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended December 31,	Total
2012	$57,012
2013	57,012
2014	57,012
2015	57,012
2016	60,962
Beyond	0
Total	$289,010

17.	SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We develop low-cost, high speed, light-based security and quality control solutions for use in homeland security, anti-counterfeiting, forgery/fraud prevention, brand protection, process control applications, and diagnostics.  Our patented and patent-pending technology uses controlled illumination with specific bands of light, to establish a unique spectral signature for both individual and classes of items.  When matched against existing databases, these spectral signatures allow precise identification and authentication or diagnostics of any item or substance.  This breakthrough optical sensing and data capture technology is called Spectral Pattern Matching (SPM). SPM technology lends itself to flexible form factors and can be miniaturized, and is easily integrated into a variety of hand-held or fixed mount configurations, and can be a stand-alone device or combined in the same package as a bar-code or biometric scanner.

On September 6, 2011, the Company announced that it was issued US Patent No. 7,996,173, entitled “Method, Apparatus and Article to Facilitate Distributed Evaluation of Objects Using Electromagnetic Energy,” by the United States Office of Patents and Trademarks. Other patent applications remain pending.

On January 19, 2012, the Company announced that it was issued US Patent No. 8,081,304, entitled “Method, Apparatus and Article to Facilitate Evaluation of Objects Using Electromagnetic Energy” by the United States Office of Patents and Trademarks.

We are pursuing an aggressive patent strategy to expand our unique intellectual property. As of February 6, 2012, we had three family patent applications filed with the U.S. Patent Office and one patent pending in Japan.

Through our wholly owned subsidiary, TransTech based in Aurora, Oregon, we provide value added security and authentication solutions to corporate and government security and law enforcement markets throughout the United States.

 ACQUISITION OF TRANSTECH

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the financial results of the acquisition from June 8, 2010 to December 31, 2011 in our most recent financial statements.

TransTech, founded in 1994, is a distributor of access control and authentication systems serving the security and law enforcement markets.   With recorded revenues of $9.1 million in 2011, TransTech has a respected national reputation for outstanding product knowledge, sales and service excellence.

As a result of this acquisition the Company expects to accelerate market entry and penetration through the acquisition of TransTech’s well-operated and positioned distributors of security and authentication systems, thus creating a natural distribution channel for products featuring our proprietary SPM technology.

LICENSE AGREEMENT WITH JAVELIN

On January 3, 2011, we signed a Commercial License Agreement (“License Agreement”) with Seattle based Javelin for development of environmental diagnostic applications of our SPM technology.

The License Agreement, which is exclusive for environmental applications, is perpetual and lasts until the Visualant IP expires. It provides for payments of 5% of Javelin’s revenues, a royalty of $15,000 in year one (paid), a royalty of $20,000 in year two (paid) and increasing to $47,407 in year five and profit sharing of 25% of license or transfer of technology. Javelin has certain performance milestones by year 3. The License Agreement can be terminated by Visualant for failure of Javelin to meet the performance milestones and by Javelin with thirty days' notice.

THE COMPANY’S COMMON STOCK

Our common stock trades on the OTCBB Exchange under the symbol “VSUL.OB.”

KEY MARKET PRIORITIES

Currently, our key market priorities are, among other things, to:

Commercialize the SPM technology, including the following:

Close sales in the United States and Japan.
Develop license and royalty producing opportunities and partners, including major companies in the US and Japan.
Develop diamond grading business.
Develop our patent portfolio by continually extending the reach and application of our intellectual property.
Launch an application product over the Internet.
Pursue grants from governmental and private sources to fund the exploration of new and unique applications of the SPM technology.

Improve our operations, including the following:
Improve the profitability of TransTech and the company.
Enhance our investor relation activities.

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

(dollars in thousands)

	Three Months Ended December 31,
	2011	2010	$ Variance	% Variance

Revenue	$1,813	$2,068	$(255)	(12.3)%
Cost of sales	1,490	1,655	(165)	(10.0)%
Gross profit	323	413	(90)	(21.8)%
Research and development expenses	39	6	33	550.0%
Selling, general and administrative expenses	796	647	149	(23.0)%
Operating loss	(512)	(240)	(272)	(113.3)%
Other income (expense):
Interest expense	(58)	(60)	2	3.3%
Other income	7	41	(34)	(82.9)%
Total other expense	(51)	(19)	(32)	(168.4)%
Loss before income taxes	(563)	(259)	(304)	(117.4)%
Income taxes - current benefit	(8)	(1)	(7)	(700.0)%
Net loss	(555)	(258)	(297)	(115.1)%
Non-controlling interest	5	2	3	150.0%
Net loss attributable to Visualant, Inc. common shareholders	$(560)	$(260)	$(300)	(115.4)%

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2010

SALES

Net revenue for the three months ended December 31, 2011 decreased $255,000 to $1,813,000 as compared to $2,068,000 for the three months ended December 31, 2010. The three months ended December 31, 2010 included a one-time sale.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to December 31, 2011.

COST OF SALES

Cost of sales for the three months ended December 31, 2011 decreased $165,000 to $1,490,000 as compared to $1,655,000 for the three months ended December 31, 2010.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to December 31, 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the three months ended December 31, 2011 increased $149,000 to $796,000 as compared to $647,000 for the three months ended December 31, 2010.

During the three months ended December 31, 2011, we recorded non-cash expenses of $422,000.

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the results from June 8, 2010 to December 31, 2011.

The selling, general and administrative expenses consisted primarily of research and development expenses, employee and independent contractor expenses, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, investor relation, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the three months ended December 31, 2011 was $51,000 as compared to other expense of $19,000 for the three months ended December 31, 2010. The expenses for the three months ended December 31, 2011 included $58,000 for interest expense, offset by $7,000 in other income.

The 2010 other expense included interest expense of $60,000, offset by other income of $41,000.

NET LOSS

Net loss for the three months ended December 31, 2011 was $555,000 as compared to a net loss of $258,000 for the three months ended December 31, 2010 for the reasons discussed above. The net loss included non-cash expenses of $422,000 and other business development and investor relation expenditures to expand the business.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $71,000, a net working capital deficit of approximately $3.3 million and total indebtedness of $2.6 million as of December 31, 2011.

We will need to obtain additional financing to implement our business plan, service our debt repayments and acquire new businesses. There can be no assurance that we will be able to secure funding, or that if such funding is available, whether the terms or conditions would be acceptable to us.

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

OPERATING ACTIVITIES

Net cash used by operating activities for the three months ended December 31, 2011 was $77,000. This amount was primarily related to a net loss of $560,000, offset by depreciation and amortization and other non-cash expenses of $422,000 and an increase in accrued expenses of $111,000.

FINANCING ACTIVITIES

Net cash provided by financing activities for the three months ended December 31, 2011 was $53,000. This amount was primarily related to proceeds from the sale of common stock of $88,000 and the proceeds from the line of credit of $72,000, offset by the conversion of debt of $100,000.

The Company’s contractual cash obligations as of December 31, 2011 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$289,010	$57,012	$114,024	$117,974	$0
Capital lease obligations	0	0	0	0	0
Note payable	2,620,433	1,608,725	1,010,066	1,642	0
Capital expenditures	325,000	75,000	100,000	75,000	75,000
Acquisitions	150,000	150,000	0	0	0
	$3,384,443	$1,890,737	$1,224,090	$194,616	$75,000

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

WE WILL NEED ADDITIONAL FINANCING TO SUPPORT OUR TECHNOLOGY DEVELOPMENT, ACQUIRING OR INVESTING IN NEW BUSINESSES AND ONGOING OPERATIONS.

We had cash of $71,000, a net working capital deficit of approximately $3.3 million and total indebtedness of $2.6 million as of December 31, 2011.

We will need to obtain additional financing to implement our business plan, service our debt repayments (including $650,000 due to James Gingo on June 8, 2012 related to the acquisition on TransTech) and acquire new businesses. There can be no assurance that we will be able to secure funding, or that if such funding is available, the terms or conditions would be acceptable to us. If the Company is unable to obtain additional financing, we may need to restructure our operations, divest all or a portion of our business or file for bankruptcy.

Our recent efforts to generate additional liquidity, including through sales of our common stock, are described in more detail in the financial statement notes set forth in this Form 10-Q.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales or issuances of a large number of shares of common stock in the public market (including pursuant to the equity line of credit transaction that we entered into with Ascendiant Capital Partners, LLC) or the perception that sales may occur could cause the market price of our common stock to decline. As of February 6, 2012, there were 55.8 million shares of common stock issued and outstanding. The Company recently registered 15,340,361 of shares of common stock for resale, including up to 11,977,714 shares of common stock that may be issued pursuant to warrants or other convertible securities. Since the effective date of the registration statement and as of February 6, 2012, 2,930,777 of the 11,977,714 shares of common stock have been issued pursuant to the convertible securities. Therefore, the amount of shares registered for resale constitutes a significant percentage of the issued and outstanding shares and the sale of all or a portion of these shares could have a negative effect on the market price of our common stock. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

Some of the present shareholders have acquired shares at prices as low as $0.001 per share, whereas other shareholders have purchased their shares at prices ranging from $0.07 to $0.75 per share.

FUTURE ISSUANCE OF COMMON STOCK RELATED TO CONVERTIBLE NOTES PAYABLE MAY HAVE A DILUTING FACTOR ON EXISTING AND FUTURE SHAREHOLDERS.

On May 19, 2011, we entered into a Securities Purchase Agreement (“Agreement”) with Gemini Master Fund, Ltd. and Ascendiant Capital Partners, LLC  (“Investors”) pursuant to which the Company issued $1.2 million in principal amount of 10% convertible debentures which are due May 1, 2012, together with 5-year warrants to purchase 2,400,000 shares of the Company’s common stock. The purchase price for the debentures was 83.3% of the face amount, resulting in the Company receiving $1.0 million, less legal fees, placement agent fees and expenses as set forth below.

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

RISKS ASSOCIATED WITH EQUITY LINE OF CREDIT WITH ASCENDIANT

The Securities Purchase Agreement with Ascendiant will terminate if our common stock is not listed on one of several specified trading markets (which include the OTCBB and Pink Sheets, among others), if we file protection from our creditors, or if a Registration Statement on Form S-1 or S-3 is not effective.

If the price or the trading volume of our common stock does not reach certain levels, we will be unable to draw down all or substantially all of our $3,000,000 equity line of credit with Ascendiant.

The maximum draw down amount every 8 trading days under our equity line of credit facility is the lesser of $100,000 or 20% of the total trading volume of our common stock for the 10-trading-day period prior to the draw down multiplied by the volume-weighted average price of our common stock for such period. If our stock price and trading volume decline from current levels, we will not be able to draw down all $3,000,000 available under the equity line of credit.

If we not able to draw down all $3,000,000 available under the equity line of credit or if the Securities Purchase Agreement is terminated, we may need to restructure our operations, divest all or a portion of our business, or file for bankruptcy.

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

In the normal course of business, we engage in discussions relating to possible acquisitions, equity investments, mergers, strategic alliances, joint ventures and divestitures. Such transactions are accompanied by a number of risks, including:

- Use of significant amounts of cash;

- Potentially dilutive issuances of equity securities on potentially unfavorable terms;

- Incurrence of debt on potentially unfavorable terms as well as impairment expenses related to goodwill and amortization expenses related to other intangible assets; and

- The possibility that we may pay too much cash or issue too many of our shares as the purchase price for an acquisition relative to the economic benefits that we ultimately derive from such acquisition.

The process of integrating any acquisition may create unforeseen operating difficulties and expenditures. The areas where we may face difficulties include:

- Diversion of management time, during the period of negotiation through closing and after closing, from its focus on operating the businesses to issues of integration;

- Decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business;

- The need to integrate each Company's accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

- The need to implement controls, procedures and policies appropriate for a public Company that may not have been in place in private companies, prior to acquisition;

- The need to incorporate acquired technology, content or rights into our products and any expenses related to such integration; and

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

From time to time, we have also engaged in discussions with candidates regarding the potential acquisitions of our product lines, technologies and businesses. If a divestiture such as this does occur, we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to:

- Effectively transfer liabilities, contracts, facilities and employees to any purchaser;

- Identify and separate the intellectual property to be divested from the intellectual property that we wish to retain;

- Reduce fixed costs previously associated with the divested assets or business; and

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

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

•
Announcements by us regarding liquidity, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, loan, note payable and agreement defaults, loss of our subsidiaries and impairment of assets;

•	Issuance of convertible or equity securities for general or merger and acquisition purposes;
•	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes;
•	Sale of a significant number of shares of our common stock by shareholders;
•	General market and economic conditions;
•	Quarterly variations in our operating results;
•	Investor relation activities;
•	Announcements of technological innovations;
•	New product introductions by us or our competitors;
•	Competitive activities; and
•	Additions or departures of key personnel.

These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. These factors could have a material adverse effect on our business, financial condition and results of operations.

FUTURE ISSUANCE OF STOCK OPTIONS, WARRANTS AND/OR RIGHTS MAY HAVE A DILUTING FACTOR ON EXISTING AND FUTURE SHAREHOLDERS.

The grant and exercise of stock options, warrants or rights to be issued in the future will likely result in a dilution of the value of our common shares for all shareholders.  We have established a Combined Incentive and Non-Qualified Stock Option Plan and may in the future issue further stock options to officers, directors and consultants, which will dilute the interest of the existing and future shareholders.  Moreover, we may seek authorization to increase the number of its authorized shares and sell additional securities and/or rights to purchase such securities at any time in the future.  Dilution of the value of the common shares will likely result from such sales, which in turn could adversely affect the market price of our common stock.

OUR CHIEF EXECUTIVE OFFICER HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY.

As of February 6, 2012, Mr. Erickson and his immediate family members, either directly or indirectly, own or control 5,256,473 shares as of the filing date or approximately 9.4% of our common stock and an additional 3,000,000 shares granted under the Stock Incentive Plan. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a “group” for the purposes of Rule 13d-3 under the Exchange Act. Mr. Ronald P. Erickson, our Chief Executive officer, controls the Controlling Shareholders.

This group could cause a change of control of our board of directors if, in combination with another large shareholder, the group elects candidates of their choice to the board at a shareholder meeting, and approves or disapproves any matter requiring stockholder approval, regardless of how our other shareholders may vote. Further, under Nevada law, the group could have a significant influence over our affairs, if in combination with another large shareholder, including the power to cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

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

•
Commitment and Legal Fees – Commitment fees of 5% ($150,000), payable in shares of Company common stock based on the following schedule: $75,000 worth of restricted shares to be delivered at initial closing, $25,000 worth of shares if and when the S-1 is declared effective, and $25,000 worth of shares at 30 and 60 days).  Legal fees of $7,500. The Company has issued 1,490,943 shares for these commitment and legal fees.

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

As of December 31, 2011, the Company has issued 1,948,747 shares for $145,850 or $.075 per shares under the Securities Purchase Agreement, excluding the commitment and legal fees discussed above. As of February 6, 2012, the Company has issued 3,010,515 shares for $201,640 or $.067 per shares under the Securities Purchase Agreement, excluding the commitment and legal fees discussed above.

On October 5, 2011, the Company entered into a Financial Consultant Agreement (“Agreement”) with D. Weckstein and Co, Inc. (“Weckstein”) The Agreement expires July 31, 2016. Under the Agreement, Weckstein was awarded 1,000,000 shares of restricted common stock on November 7, 2011. The shares were valued at $0.07 per share, the closing price on November 7, 2011. In addition, the Company paid $10,000 to Weckstein. The shares do not have registration rights.

On October 21, 2011, Gemini converted $100,000 and interest of $4,247 into 2,619.261 shares of common stock at $.04 per share.

On December 15, 2011 the Company, issued 100,000 shares of restricted common stock to Todd Weaver for product development work. The shares were valued at $0.12 per share, the closing price on November 29, 2011, and do not have registration rights.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

 The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)        Exhibits

10.1	Memorandum of Understanding dated November 9, 2011 by and between Visualant, Inc. and Susan Winston Diamond Marketing Group. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (2)

32.1	Section 906 Certifications (2)

32.2	Section 906 Certifications(2)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

(1) Attached as an exhibit to the Company’s Form 8-K dated November 9, 2011 and filed with the SEC on November 14, 2011.

(2) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INCORPORATED

(Registrant)

Date: February 6, 2012	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: February 6, 2012	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)