Form 10-K/A
period 2011-09-30
VISUALANT INC
filed 2012-03-07
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

a.   Evaluation of Disclosure Controls and Procedures

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

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified only the following material weakness during its assessment of internal controls over financial reporting as of August 31, 2011:

The audit committee met four times during 2011 to review and approve our filings and to discharge the responsibilities included in the Audit Committee Charter. The Audit Committee chairman did not attend a majority of the meetings. While meeting the definition of the financial expert, he is not currently independent. The CEO and CFO have worked with the Audit Committee members to provide adequate internal control and supervision over financial reporting. The Audit Committee chairman attendance has improved in 2012.

b.  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of September 30, 2011 has not been audited by Madsen Associates, CPA’s Inc., an independent registered public accounting firm.

c. Changes in Internal Control

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

99.1
TransTech Systems, Inc. audited consolidated financial statements as of and for the years ended December 31, 2009 and 2008, together with the Report of Independent Registered Public Accounting Firm. Filed as an exhibit to the Company’s Form 8-K/A dated June 8, 2010 and March 7, 2012 and filed with the SEC on August 23, 2010 and March 7, 2012, respectively , and incorporated by reference.

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

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Extension Presentation Linkbase **
* Indicates management contract or compensatory plan. ** Previously Filed

MADSEN & ASSOCIATES CPA’S, INC. Certified Public Accountants and Business Consultants	684 East Vine St. #3 Murray, Utah 84107 Telephone 801-268-2632

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

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended,
	September 30, 2011	September 30, 2010	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,409,756)	$(1,146,796)	$(950,609)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	384,919	89,235	-
Issuance of capital stock and warrants for services and expenses	660,251	181,592	382,855
Stock based compensation	151,118	152,053	147,709
Amortization of debt discount	11,153	50,183	-
(Loss) gain on sale of assets	(3,911)	550	-
Provision for losses on accounts receivable	-	1,663	-
Amortization of deferred financing costs	-	2,124	-
Changes in operating assets and liabilities:
Accounts receivable	59,844	(64,176)	-
Prepaid expenses	(251,833)	(7,865)	(4,748)
Inventory	168,182	(218,157)	-
Other assets	-	(25,741)	-
Noncontrolling interest	-	-	-
Accounts payable - trade and accrued expenses	(81,758)	544,367	429,913
Income tax receivable	(500)	-	-
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,312,291)	(440,968)	5,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(121,060)	(22,815)	-
Cash from the acquisition of TransTech Systems, Inc.	-	76,216	-
Proceeds from sale of equipment	13,377	-	-
Purchase of investments- deposit	50	-	(50)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:	(107,633)	53,401	(50)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(136,957)	-	-
Proceeds from line of credit	-	188,283	-
Distribution	-	(20,000)	-
Repayment of debt	(650,000)	-	-
Proceeds from the issuance of common stock	943,233	-	-
Repayments of capital leases	(23,221)	(2,104)	-
Proceeds from the issuance of convertible debt	1,300,000	300,000	-
Change in minority interest	(4,755)	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,428,300	466,179	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,376	78,612	5,070

CASH AND CASH EQUIVALENTS, beginning of period	83,937	5,325	255

CASH AND CASH EQUIVALENTS, end of period	$92,313	$83,937	$5,325

Supplemental disclosures of cash flow information:
Interest paid	$164,503	$23,014	$35,139
Taxes paid	$3,041	$-	$-

Non-cash investing and financing activities:
Issuance of warrants in connection with convertible debt	$-	$61,336	$-
Issuance of common stock for acquisition	$200,000	134,592	$-
Debenture converted to common stock	$425,000	$-	$-
Issuance of common stock for conversion of liabilities	$262,987	$144,000	$-
Issuance of note payable for acquisition	$100,000	$2,300,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

REPORT ON MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management assessed the corporation's system of internal control over financial reporting as of September 30, 2011, in relation to criteria for effective internal control over financial reporting as described in "Internal Control--Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of September 30, 2011, its system of internal control over financial reporting was not effective based on the criteria of the "Internal Control--Integrated Framework".

/s/ Ronald P. Erickson	/s/ Mark Scott
Ronald P. Erickson	Mark Scott
Chief Executive Officer	Chief Financial Officer

Seattle, WA
March 7, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Visualant, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INC.

Date: March 7, 2012	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer and Secretary ( Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Ronald P. Erickson	Chief Executive Officer, President and Director	March 7, 2012
Ronald P. Erickson	(Principal Executive Officer)

/s/ Mark Scott	Chief Financial Officer and Secretary	March 7, 2012
Mark Scott	(Principal Financial/Accounting Officer)

/s/ Yoshitami Arai	Independent Director	March 7, 2012
Yoshitami Arai

/s/ Paul R. Bonderson, Jr.	Independent Director	March 7, 2012
Paul R. Bonderson, Jr.

/s/ James Gingo	Management Director	March 7, 2012
James Gingo

/s/ Marco Hegyi	Chairman of the Board, Independent Director	March 7, 2012
Marco Hegyi

/s/ Dr. Masahiro Kawahata	Independent Director	March 7, 2012
Dr. Masahiro Kawahata

/s/ Jon Pepper	Independent Director	March 7, 2012
Jon Pepper

/s/ Bradley E. Sparks	Management Director	March 7, 2012
Bradley E. Sparks