Form 10-Q
period 2012-03-31
VISUALANT INC
filed 2012-05-02
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of May 1, 2012: 61,371,850  shares

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	September 30, 2011
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$34,827	$92,313
Accounts receivable, net of allowance of $16,750 and $16,750, respectively	714,893	823,724
Prepaid expenses	320,800	283,204
Inventories	414,313	454,588
Refundable tax assets	14,195	9,080
Total current assets	1,499,028	1,662,909

EQUIPMENT, NET	490,180	522,668

OTHER ASSETS
Intangible assets, net	999,725	1,143,090
Goodwill	983,645	983,645
Other assets	1,091	1,091

TOTAL ASSETS	$3,973,669	$4,313,403

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$1,243,721	$1,206,100
Accounts payable - related parties	75,689	8,093
Accrued expenses	224,837	155,267
Accrued expenses - related parties	791,578	783,732
Convertible notes payable	975,000	1,175,000
Note payable - current portion of long term debt	1,509,283	1,537,191
Total current liabilities	4,820,108	4,865,383

LONG TERM LIABILITIES:
Long term debt	1,008,727	1,014,582

STOCKHOLDERS' DEFICIT:
Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 60,996,370
and 49,065,669 shares issued and outstanding at 3/31/12 and 9/30/11, respectively	60,996	49,066
Additional paid in capital	10,429,208	9,524,577
Accumulated deficit	(12,374,507)	(11,184,033)
Total stockholders' deficit	(1,884,303)	(1,610,390)
Noncontrolling interest	29,137	43,828

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,973,669	$4,313,403

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$1,899,307	$2,866,289	$3,712,160	$4,934,154
COST OF SALES	1,565,874	2,521,396	3,055,479	4,176,056
GROSS PROFIT	333,433	344,893	656,681	758,097
RESEARCH AND DEVELOPMENT EXPENSES	37,000	6,000	76,000	12,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	882,088	831,379	1,677,916	1,477,830
OPERATING LOSS	(585,655)	(492,486)	(1,097,235)	(731,733)

OTHER INCOME (EXPENSE):
Interest expense	(57,704)	(40,973)	(116,242)	(101,726)
Other income	5,041	14,384	12,345	55,252
Total other expense	(52,663)	(26,589)	(103,897)	(46,474)

LOSS BEFORE INCOME TAXES	(638,318)	(519,075)	(1,201,132)	(778,207)

Income taxes - current benefit	(6,246)	(5,163)	(14,194)	(6,172)

NET LOSS	(632,072)	(513,912)	(1,186,938)	(772,036)

NONCONTROLLING INTEREST	(1,219)	6,089	3,536	7,737

NET LOSS ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES COMMON SHAREHOLDERS	$(630,853)	$(520,001)	$(1,190,474)	$(779,773)

Basic and diluted loss per common share attributable to Visualant, Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares of common stock outstanding- basic and diluted	58,335,337	39,662,497	55,320,764	38,946,072

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	March 31, 2012	March 31, 2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,190,473)	$(779,773)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	171,559	149,997
Issuance of capital stock for services and expenses	214,000	530,827
Issuance of capital stock for accrued liabilities	11,454	-
Stock based compensation	218,166	3,901
(Loss) on sale of assets	(3,345)	(2,671)
Changes in operating assets and liabilities:
Accounts receivable	108,831	242,030
Prepaid expenses	(37,596)	(50,265)
Inventory	40,275	120,530
Other assets	-	2,409
Accounts payable - trade and accrued expenses	182,632	711,746
Income tax receivable	(5,115)	-
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(289,612)	928,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	4,393	(7,129)
Proceeds from sale of equipment	3,246	8,299
NET CASH PROVIDED BY INVESTING ACTIVITIES:	7,639	1,170

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(26,764)	(642,462)
Proceeds from line of credit	-	22,479
Proceeds from the issuance of common stock	272,941	548,852
Repayments of capital leases	(6,999)	(16,379)
Repayment/ proceeds from the issuance of convertible debt	-	100,000
Change in minority interest	(14,691)	(843)
NET CASH PROVIDED BY FINANCING ACTIVITIES	224,487	11,647

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(57,486)	941,548

CASH AND CASH EQUIVALENTS, beginning of period	92,313	83,937

CASH AND CASH EQUIVALENTS, end of period	$34,827	$1,025,485

Supplemental disclosures of cash flow information:
Interest paid	$27,646	$27,441
Taxes paid	$-	$-

Non-cash investing and financing activities:
Debenture converted to common stock	$200,000	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Visualant, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 8, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value. On September 13, 2002, 50,000,000 shares of preferred stock with a par value of $0.001 were authorized by the shareholders.  There are no preferred shares issued and the terms have not been determined.

The accompanying unaudited consolidated financial statements of the Company and our subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended March 31, 2012 and 2011 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on November 30, 2011.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $2,395,525 and $1,146,796 for the years ended September 30, 2011 and 2010, respectively. Our current liabilities exceeded our current assets by approximately $3.2 million as of September 30, 2011.  Our net cash used in operating activities was $1.3 million for the year ended September 30, 2011.

As of March 31, 2012, the Company had $34,827 in cash. The Company needs to obtain additional financing to implement the business plan, service our debt repayments and acquire new businesses.  However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2012, our accumulated deficit was $12.4 million.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2011 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of March 31, 2012, the Company had no uninsured cash amounts.

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

INVENTORIES - Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $10,000 reserve for impaired inventory as of March 31, 2012 and September 30, 2011.

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

All cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of March 31, 2012. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for a similar financial arrangement at March 31, 2012.

In addition, Topic 820 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

REVENUE RECOGNITION – TransTech revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company recorded deferred revenue of $0 as of March 31, 2012 and 2011, respectively.

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

INCOME TAXES - Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of March 31, 2012 and September 30, 2011, the Company had refundable tax assets related to TransTech of $14,195 and $9,080, respectively.

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of March 31, 2012, there were options outstanding for the purchase of 6,020,000 common shares, warrants for the purchase of 4,977,050 common shares, and an undetermined number shares of common stock related to convertible debt, which could potentially dilute future earnings per share. As of March 31, 2011, there were options outstanding for the purchase of 4,955,000 common shares, warrants for the purchase of 833,333 common shares, and 1,666,667 shares of common stock related to convertible debt, which could potentially dilute future earnings per share.

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

The Company develops low-cost, high speed, light-based security and quality control solutions for use in homeland security, anti-counterfeiting, forgery/fraud prevention, brand protection, process control applications, and diagnostics.  The Company’s patented and patent-pending technology uses controlled illumination with specific bands of light, to establish a unique spectral signature for both individual and classes of items.  When matched against existing databases, these spectral signatures allow precise identification and authentication or diagnostics of any item or substance.  This breakthrough optical sensing and data capture technology is called Spectral Pattern Matching (SPM). SPM technology lends itself to flexible form factors and can be miniaturized, and is easily integrated into a variety of hand-held or fixed mount configurations, and can be a stand-alone device or combined in the same package as a bar-code or biometric scanner.

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

On March 20, 2012, the Company announced that it was issued US Patent No. 8,076,630, entitled “System and Method of Evaluating an Object Using Electromagnetic Energy” by the United States Office of Patents and Trademarks.

The Company is pursuing an aggressive patent strategy to expand our unique intellectual property in the United States and Japan.

Through our wholly owned subsidiary, TransTech based in Aurora, Oregon, the Company provides value added security and authentication solutions to corporate and government security and law enforcement markets throughout the United States.

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

On February 14, 2012, the Company signed a Letter of Intent with Javelin (“Javelin LOI”). Under the Javelin LOI, the Company agreed to acquire 10% of Javelin’s stock on a fully diluted basis in exchange for 860,000 shares of the Company’s unrestricted common stock. In addition, the Company may invest, at its option, between $100,000 and $120,000 in Javelin for 10% to 12% of Javelin's fully diluted units.  Javelin is to receive 5% of any royalties received by the Company in exchange for a cross license in their field of use. On April 12, 2012 the expiration of the LOI was extended to June 30, 2012. The Javelin LOI is not binding and is subject to the completion of due diligence and entry into contracts.

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

The Company acquired its 100% interest in TransTech by issuing a Promissory Note (“Note”) to James Gingo, the President of TransTech, in the amount of $2,300,000, plus interest at the rate of three and one-half percent (3.5%) per annum from the date of the Note. The Note is secured by a security interest in the stock and assets of TransTech, and is payable over a period of three years, with $650,000 plus accrued interest due to be paid on June 8, 2012.

On June 8, 2010, the Company issued a total of 3,800,000 shares of restricted common stock of the Company to James Gingo, Jeff Kruse and Steve Waddle, executives of TransTech, and Paul R. Bonderson Jr., a TransTech investor.  The parties valued the shares in this transaction at $76,000 or $0.02 per share, the closing bid price during negotiations.

The results of operations of TransTech were included in the Consolidated Statements of Operations for the period June 9, 2010 to March 31, 2012.

6.           ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $714,893 and $823,724, net of allowance, as of March 31, 2012 and September 30, 2011, respectively. The Company had no customers in excess of 10% of our consolidated revenues for the six months ended March 31, 2012. The Company has one customer (10.3%) with accounts receivable in excess of 10% as of March 31, 2012. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

7.           INVENTORIES

Inventories were $414,313 and $454,588 as of March 31, 2012 and September 30, 2011, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $10,000 reserve for impaired inventory as of March 31, 2012 and September 30, 2011.

8.           FIXED ASSETS

Fixed assets, net of accumulated depreciation, were $490,180 and $522,668 as of March 31, 2012 and September 30, 2011, respectively. Accumulated depreciation was $573,281 and $554,884 as of March 31, 2012 and September 30, 2011, respectively. Total depreciation expense was $28,194 and $40,479 for the six months ended March 31, 2012 and 2011, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses

Property and equipment as of March 31, 2012 was comprised of the following:

	Estimated	March 31, 2012
	Useful Lives	Purchased	Capital Leases	Total

Machinery and equipment	3-10 years	$120,525	$87,039	$207,564
Leasehold improvements	20 years	600,000	-	600,000
Furniture and fixtures	3-10 years	45,676	101,260	146,936
Software and websites	3- 7 years	64,112	44,849	108,961
Less: accumulated depreciation		(379,853)	(193,428)	(573,281)
		$450,460	$39,720	$490,180

 9.          INTANGIBLE ASSETS

Intangible assets as of March 31, 2012 and September 30, 2011 consisted of the following:

	Estimated	March 31,	September 30,
	Useful Lives	2012	2011

Customer contracts	5 years	$1,433,645	$1,433,645
Less: accumulated amortization		(433,920)	-
Intangible assets, net		$999,725	$1,433,645

Total amortization expense was $143,365 and $98,365 for the six months ended March 31, 2012 and 2011, respectively.

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

10.         ACCOUNTS PAYABLE

Accounts payable were $1,243,721 and $1,206,100 as of March 31, 2012 and September 30, 2011, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.  TransTech had 3 vendors (34.4%, 19.3% and 13.7%) with accounts payable in excess of 10% of its accounts payable as of March 31, 2012. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

11.	CONVERTIBLE NOTES PAYABLE

On May 19, 2011, the Company entered into a Securities Purchase Agreement (“Agreement”) with Gemini Master Fund, Ltd. and Ascendiant Capital Partners, LLC  (“Investors”) pursuant to which the Company issued $1.2 million in principal amount of 10% convertible debentures due May 1, 2012, together with 5-year warrants to purchase 2,400,000 shares of the Company’s common stock. The purchase price for the debentures was 83.3% of the face amount, resulting in the Company receiving $1.0 million, less legal fees, placement agent fees and expenses as set forth below. On September 8, 2011, Gemini converted $25,000 and interest of $760 into 311,516 shares of common stock at $.0827 per share. On October 21, 2011, Gemini converted $100,000 and interest of $4,247 into 2,619.261 shares of common stock at $.04 per share. On February 7, 2012, Gemini converted $100,000 and interest of $7,205 into 2,434.828 shares of common stock at $.044 per share.

On March 12, 2012, the Company and Investors entered into First Amendment to Securities Purchase Agreement and Debentures (“Amendment”). The Amendment extended the maturity date of the convertible debentures form from May 1, 2012 to September 30, 2012. In addition, the additional investment and participation rights as defined in the Agreement were extended from May 1, 2012 to September 30, 2012.

Under the terms of the Agreement, the debentures, including the amount of accrued interest thereon, are convertible at the option of the holder into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.50 per share, or (ii) 70% of the average of the three lowest prices during the 20 trading days preceding the conversion date, subject to a floor conversion price of $0.35 per share, provided that the Company pays to the holder a compensatory amount in cash to adjust for the difference between the conversion price and $0.35 per share. The warrants for 2.4 million shares are exercisable at a price of $0.50 per share for five years. The Agreement also provides for an additional $1.0 million investment option by the Investors to purchase an additional $1.2 million in aggregate principal amount of debentures on or before the one-year anniversary date of the Agreement (subsequently extended to September 30, 2012).  The conversion price of these additional debentures is equal to the lesser of (i) $1.00 per share, or (ii) 70% of the average of the three lowest prices during the 20 trading days preceding the conversion date, subject to a floor conversion price of $0.70 per share subject to adjustment. The Company filed a registration statement on Form S-1 to register the resale of all shares issuable in connection with the convertible debentures and warrants and have it declared effective within ninety days of the closing of the transaction.

The Company paid legal fees and expenses in the amount of $12,500. Visualant also paid $80,000 or 8.0% of the cash received and issued a five-year warrant for 192,000 shares in placement agent fees to Ascendiant Capital Markets LLC.

The Company filed a registration statement on Form S-1, which was declared effective on August 29, 2011, to register 15,340,361 shares of its common stock, including (i) up to 3,600,000 shares of our common stock for Gemini issuable on  conversion and 1,800,000 shares of our common stock issuable upon exercise of a warrant issued to Gemini and (ii) up to 1,200,000 shares of our common stock for Ascendiant issuable on conversion and  792,000 shares of our common stock issuable upon exercise of a warrant issued to Ascendiant.  Since the effective date of the registration statement, 5,365,605 shares of our common stock have been issued thus far to Gemini on conversion of a portion of the convertible debentures.

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

12.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of March 31, 2012 and September 30, 2011 consisted of the following:

	March 31,	September 30,
	2012	2011

BFI Finance Corp Secured Credit Facility	$479,613	$506,377
TransTech capitalized leases, net of capitalized interest	24,217	31,216
Related party notes payable-
James Gingo Promissory Note	1,650,000	1,650,000
RATLab LLC	150,000	150,000
Bradley E. Sparks	73,228	73,228
Lynn Felsinger	82,000	82,000
Ronald P. Erickson and affiliated parties	58,952	58,952
Total debt	2,518,010	2,551,773
Less current portion of long term debt	(1,509,283)	(1,537,191)
Long term debt	$1,008,727	$1,014,582

BFI Finance Corp Secured Credit Facility

On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with BFI Finance Corp to fund its operations.  The rate is prime interest + 2.5%, with a floor for prime interest of 5.5%.  On December 12, 2011, the secured credit facility was renewed for 6 months, with a floor for Prime of 4.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $700,000, and 35% of inventory value, not to exceed $300,000, for a total cap of $1,000,000. As of March 31, 2012, the outstanding balance under this facility was $479,613. The secured credit facility is guaranteed by James Gingo, the President of TransTech.

Capitalized Leases

TransTech has capitalized leases for equipment. The leases have a remaining lease term of 15-40 months. The aggregate future minimum lease payments under capital leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended March 31,	Total
2013	$15,490
2014	4,732
2015	2,840
2016	1,155
2017	-
Total	$24,217
Less current portion of capitalized leases	-
Long term capital leases	24,217

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

On February 27, 2007, the Company entered into a demand note with former CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750.  As of March 31, 2012, the outstanding note payable totaled $50,750 consisting of the note payable to Mr. Sparks.  Interest expense accrues on the note at a rate of 18% per annum.  Accrued interest of $46,726 as of March 31, 2012 on the note payable is recorded in the balance sheet in accrued expenses and other liabilities.

Any delays in repayment of the principal and accrued interest on the note payable upon demand result in a penalty interest rate of 30% per annum.  The interest due to Mr. Sparks became in arrears on February 16, 2008 and has not been paid as of the date of this filing.

On September 30, 2009, the Company entered into a second demand note with former CEO and President, Bradley E. Sparks totaling $22,478.  As of March 31, 2012, the outstanding note payable totaled $22,478 consisting of the note payable to Mr. Sparks.  Interest expense accrues on the note at a rate of 8% per annum, with a default interest rate of 12%.  Accrued interest of $4,498 as of March 31, 2012 on the notes payable is recorded in the balance sheet in accrued expenses and other liabilities.

On April 30, 2009, accounts payable owed to Lynn Felsinger, a consultant, totaling $82,000 was converted into a demand note. Ms. Felsinger has not demanded repayment of the note as of the date of this filing.

Mr. Ronald Erickson, our Chief Executive Officer, converted outstanding debt with accrued interest in the amount of $152,971 into 1,019,806 shares of common stock of the Company valued at $0.15 per share on March 27, 2009. In addition, an affiliate of Mr. Erickson’s, Juliz I Limited Partnership, loaned the Company operating funds during fiscal 2009.  The balance outstanding at March 31, 2012 is $34,630 plus interest of $9,017.  Additionally, Mr. Erickson incurred expenses on behalf of the Company for a total of $24,322 during the 2009 fiscal year.  This balance was converted into a loan as of September 30, 2009 which bears interest at 8%.  Accrued interest was $4,867 as of March 31, 2012.

Aggregate maturities for notes payable, capitalized leases and long term debt by year are as follows:

Years Ended March 31,	Total
2013	$1,509,283
2014	1,004,732
2015	2,840
2016	1,115
2017	-
Total	$2,518,010

13.	EQUITY

The following equity issuances occurred during the three months ended March 31, 2012 and for the period subsequent to March 31, 2012.

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

As of March 31, 2012, the Company has issued to Ascendiant 4,385,484 shares for $279,655 or $.064 per shares under the Securities Purchase Agreement, excluding the commitment and legal fees discussed above. As of May 1, 2012, the Company has issued to Ascendiant 4,760,964 shares for $313,725 or $.066 per shares under the Securities Purchase Agreement, excluding the commitment and legal fees discussed above.

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

On December 15, 2011 the Company issued 100,000 shares of restricted common stock to Todd Weaver for product development work. The shares were valued at $0.12 per share, the closing price on November 29, 2011, and do not have registration rights.

On February 7, 2012, the Company issued 1,000,000 restricted shares to Coventry Capital LLC related to an Advisory Agreement. The shares were valued at $.10 per share.

On February 7, 2012, Gemini converted $100,000 and interest of $7,205 into 2,434.828 shares of common stock at $.044 per share.

On February 24, 2012, the Company issued 400,000 shares of common stock to five directors for services provided during 2011. The shares were issued under the Company’s 2011 Stock Incentive Plan.

On April 1, 2011, the Company entered into an Investor Banking Agreement with National Securities Corporation. On March 12, 2012, the Company issued warrants for up to 204,000, 366,000 and 30,000 shares of common stock to National Securities Corporation, Steven Freifeld and Vince Calicchia, respectively. The warrants are exercisable at $.10 per share and expire March 11, 2015.

On April 2, 2012, the Company filed a Registration Statement on Form S-1 for 7,600,000 shares of common stock. The Registration Statement primarily registered shares for Ascendiant, Coventry Capital LLC and National Securities Corporation and affiliates and was declared effective by the SEC on April 18, 2012.

14.	STOCK OPTIONS

Description of Stock Option Plan

On April 29, 2011, the 2011 Stock Incentive Plan was approved at the Annual Stockholder Meeting. The Company has 6,600,000 options to purchase common stock available to issue under the 2011 Stock Incentive Plan.

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

Stock Option Activity

On November 9, 2011, Bradley E. Sparks forfeited a grant to purchase 1,000,000 shares of common stock at $0.75 per share.

On November 29, 2011, Jeff Kruse and Steve Waddle, employees of TransTech, were each granted an option to purchase 100,000 shares of common stock at $0.12 per share. The grants vest quarterly over three years and expire November 28, 2014.

On February 15, 2012, Marco Hegyi cancelled a grant to purchase 2,000,000 shares of common stock at $0.50 per share.

On February 24, 2012, the Company issued 400,000 shares of common stock to five directors for services provided during 2011. The shares were issued under the 2011 Stock Incentive Plan.

On February 24, 2012, Marco Hegyi, our Chairman of the Board, was granted an option to purchase 1,900,000 shares of common stock at $0.10 per share. The grant vests 750,000 shares on February 24, 2012 and 250,000 shares per quarter. The grant vests upon a change in control and expires February 23, 2022.

There are currently 6,020,000 options to purchase common stock at $0.135 per share outstanding at March 31, 2012 under the 2011 Stock Incentive Plan. The Company recorded $218,166 and $3,901 of compensation expense, net of related tax effects, relative to stock options for the nine months ended March 31, 2012 and 2011 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00).

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

Mr. Sparks is owed $721,333 of accrued salary plus $57,998 which has been accrued to pay applicable payroll taxes, FUTA, etc.  Additionally, interest of $51,224, not including penalty interest, is owed Mr. Sparks for the notes payable described in Note 11 to these Notes to Financial Statements.  Mr. Sparks is also owed $6,315 for cash amounts advanced by him to Visualant to fund operating expenses since his employment and $5,136 for medical expenses.

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

The Company’s executive office is located at 500 Union Street, Suite 406, Seattle, Washington, USA, 98101. On January 1, 2011, the Company entered into a lease with a party affiliated with the Chairman of the Board of the Company. We pay $799 per month. The lease is cancellable with ten day’s notice.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended March 31,	Total
2013	$57,012
2014	57,012
2015	57,012
2016	57,407
2017	61,752
Beyond	-
Total	$290,195

17.	SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued.

On April 4, 2012, the Company entered into a Letter of Intent (“LOI”) with Sumitomo Precision Products Co., Ltd. (“SPP”), a publicly-listed Japanese corporation. Under the terms of the LOI, the parties intend to enter into a Joint Development Agreement for the commercialization of Visualant’s patented Spectral Pattern Matching (“SPM”) technology.

It is anticipated that SPP will purchase common stock of Visualant up to a maximum of US$3 million at a price per share of no more than US$0.20 or a minimum of 15,000,000 shares.

SPP and Visualant are expected to enter into a license agreement which will provide SPP with an exclusive license to access all related IP of the SPM technology in an exclusive territory. The maximum initial license payment under such a license agreement would be US$1 million. The exact amount of the initial payment and the terms of the exclusive territory are to be determined by the parties.

The transaction, including the entry into the Joint Development Agreement for a one year term and the closing of the investment and license agreement, is subject to terms and conditions, including the completion of due diligence, agreement on the product development plan and entry into contracts. The due diligence is expected to be completed by May 2, 2012. Neither party is obligated by the LOI to complete the transaction.

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

On March 20, 2012, the Company announced that it was issued US Patent No. 8,076,630, entitled “System and Method of Evaluating an Object Using Electromagnetic Energy” by the United States Office of Patents and Trademarks.

We are pursuing an aggressive patent strategy to expand our unique intellectual property in the United States and Japan.

LETTER OF INTENT WITH SUMITOMO PRECISION PRODUCTS CO. LTD.

On April 4, 2012, the Company entered into a Letter of Intent (“LOI”) with Sumitomo Precision Products Co., Ltd. (“SPP”), a publicly-listed Japanese corporation. Under the terms of the LOI, the parties intend to enter into a Joint Development Agreement for the commercialization of Visualant’s patented Spectral Pattern Matching (“SPM”) technology.

It is anticipated that SPP will purchase common stock of Visualant up to a maximum of US$3 million at a price per share of no more than US$0.20 or a minimum of 15,000,000 shares.

SPP and Visualant are expected to enter into a license agreement which will provide SPP with an exclusive license to access all related IP of the SPM technology in an exclusive territory. The maximum initial license payment under such a license agreement would be US$1 million. The exact amount of the initial payment and the terms of the exclusive territory are to be determined by the parties.

The parties have been working together since 2011, developing and testing the SPM products, analyzing the market potential for the SPM technology and developing a product plan.

SPP is publicly traded on the Tokyo and Osaka Stock Exchanges and has operations in Japan, United States, China, United Kingdom, Canada and other parts of the world. Additional details are available at http://www.spp.co.jp/English/index2-e.html.

The transaction, including the entry into the Joint Development Agreement for a one year term and the closing of the investment and license agreement, is subject to terms and conditions, including the completion of due diligence, agreement on the product development plan and entry into contracts. The due diligence is expected to be completed by May 2, 2012. Neither party is obligated by the LOI to complete the transaction.

Through our wholly owned subsidiary, TransTech based in Aurora, Oregon, we provide value added security and authentication solutions to corporate and government security and law enforcement markets throughout the United States.

 ACQUISITION OF TRANSTECH

We closed the acquisition of TransTech of Aurora, OR on June 8, 2010 and recorded the financial results of the acquisition from June 8, 2010 to March 31, 2012 in our most recent financial statements.

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

On February 14, 2012, we signed a Letter of Intent Javelin (“Javelin LOI”). Under the Javelin LOI, we agreed to acquire 10% of Javelin’s stock on a fully diluted basis in exchange for 860,000 shares of the Company’s unrestricted common stock. In addition, we may invest, at its option, between $100,000 and $120,000 in Javelin for 10% to 12% of Javelin's fully diluted units.  Javelin is to receive 5% of any royalties received by us in exchange for a cross license in their field of use. On April 12, 2012 the expiration date of the Javelin LOI was extended to June 30, 2012. The Javelin LOI is not binding and is subject to the completion of due diligence and entry into contracts.

THE COMPANY’S COMMON STOCK

Our common stock trades on the OTCBB Exchange under the symbol “VSUL.OB.”

KEY MARKET PRIORITIES

Currently, our key market priorities are, among other things, to:

Close the transactions with Sumitomo Precision Products Co., Ltd. It is anticipated that SPP will purchase common stock of Visualant up to a maximum of US$3 million at a price per share of no more than US$0.20 or a minimum of 15,000,000 shares.

SPP and Visualant are expected to enter into a license agreement which will provide SPP with an exclusive license to access all related IP of the SPM technology in an exclusive territory. The maximum initial license payment under such a license agreement would be US$1 million. The exact amount of the initial payment and the terms of the exclusive territory are to be determined by the parties.

Commercialize the SPM technology, including the following:

Complete work under the Joint Development with SPP.
Close sales in the United States and Japan.
Develop license and royalty producing opportunities and partners, including major companies in the US and Japan.
Develop our patent portfolio by continually extending the reach and application of our intellectual property.
Launch an application product over the Internet.
Develop diamond grading business.
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

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

(dollars in thousands)
	Three Months Ended March 31,
	2012	2011	$ Variance	% Variance

Revenue	$1,899	$2,866	$(967)	(33.7)%
Cost of sales	1,566	2,521	(955)	(37.9)%
Gross profit	333	345	(12)	(3.5)%
Research and development expenses	37	6	31	(516.7)%
Selling, general and administrative expenses	881	831	50	(6.0)%
Operating loss	(585)	(492)	(93)	(18.9)%
Other income (expense):
Interest expense	(58)	(41)	(17)	(41.5)%
Other income	5	14	(9)	(64.3)%
Total other expense	(53)	(27)	(26)	(96.3)%
Loss before income taxes	(638)	(519)	(119)	(22.9)%
Income taxes - current benefit	(6)	(5)	(1)	20.0%
Net loss	(632)	(514)	(118)	(23.0)%
Non-controlling interest	(1)	6	(7)	116.7%
Net loss attributable to Visualant, Inc. common shareholders	$(631)	$(520)	$(111)	(21.3)%

SALES

Net revenue for the three months ended March 31, 2012 decreased $967,000 to $1,899,000 as compared to $2,866,000 for the three months ended March 31, 201. The reduction was due to a large sale to an aerospace company in the three months ended March 31, 2011, which was not repeated in the three months ended March 31, 2012.

COST OF SALES

Cost of sales for the three months ended March 31, 2012 decreased $955,000 to $1,566,000 as compared to $2,521,000 for the three months ended March 31, 2012. The reduction was due to a large sale to an aerospace company in the three months ended March 31, 2011, which was not repeated in the three months ended March 31, 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the three months ended March 31, 2012 increased $50,000 to $881,000 as compared to $831,000 for the three months ended March 31, 2011. The increase was due business development and investor relation expenditures to expand the business.

During the three months ended March 31, 2012, we recorded non-cash expenses of $190,000.

The selling, general and administrative expenses consisted primarily of research and development expenses, employee and independent contractor expenses, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, investor relation, legal, patent, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the three months ended March 31, 2012 was $53,000 as compared to other expense of $27,000 for the three months ended March 31, 2011. The expenses for the three months ended March 31, 2012 included $58,000 for interest expense, offset by $5,000 in other income.  The other expense for the three months ended March 31, 2011 included interest expense of $41,000, offset by other income of $14,000.

NET LOSS

Net loss for the three months ended March 31, 2012 was $632,000 as compared to a net loss of $514,000 for the three months ended March 31, 2011 for the reasons discussed above. The net loss included non-cash expenses of $190,000 and other business development and investor relation expenditures to expand the business.

SIX MONTHS ENDED MARCH 31, 2012 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2011

	Six Months Ended March 31,
	2012	2011	$ Variance	% Variance

Revenue	$3,712	$4,934	$(1,222)	(24.8)%
Cost of sales	3,055	4,176	(1,121)	(26.8)%
Gross profit	657	758	(101)	(13.3)%
Research and development expenses	76	12	64	533.3)%
Selling, general and administrative expenses	1,678	1,478	200	(13.5)%
Operating loss	(1,097)	(732)	(365)	(49.9)%
Other income (expense):
Interest expense	(116)	(101)	(15)	(14.9)%
Other income	12	55	(43)	(78.2)%
Total other expense	(104)	(46)	(58)	(126.1)%
Loss before income taxes	(1,201)	(778)	(423)	(54.4)%
Income taxes - current benefit	(14)	(6)	(8)	(133.3)%
Net loss	(1,187)	(772)	(415)	(53.8)%
Non-controlling interest	4	8	(4)	(50.0)%
Net loss attributable to Visualant, Inc. common shareholders	$(1,191)	$(780)	$(411)	(52.7)%

SALES

Net revenue for the six months ended March 31, 2012 decreased $1,222,000 to $3,712,000 as compared to $4,934,000 for the six months ended March 31, 2011. The reduction was due to a large sale to an aerospace company in the six months ended March 31, 2011, which was not repeated in the six months ended March 31, 2012.

COST OF SALES

Cost of sales for the six months ended March 31, 2012 decreased $1,121,000 to $3,055,000 as compared to $4,176,000 for the six months ended March 31, 2011. The reduction was due to a large sale to an aerospace company in the six months ended March 31, 2011, which was not repeated in the six months ended March 31, 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the six months ended March 31, 2012 increased $200,000 to $1,678,000 as compared to $1,478,000 for the six months ended March 31, 2011.

During the six months ended March 31, 2012, we recorded non-cash expenses of $612,000.

The selling, general and administrative expenses consisted primarily of research and development expenses, employee and independent contractor expenses, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, investor relation, legal, patent, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the six months ended March 31, 2012 was $104,000 as compared to other expense of $46,000 for the six months ended March 31, 2011. The expenses for the six months ended March 31, 2012 included $116,000 for interest expense, offset by $12,000 in other income. The other expense for the six months ended March 31, 2011 included interest expense of $101,000, offset by other income of $55,000

NET LOSS

Net loss for the six months ended March 31, 201 was $1,187,000 as compared to a net loss of $772,000 for the six months ended March 31, 2011 for the reasons discussed above. The net loss included non-cash expenses of $612,000 and other business development and investor relation expenditures to expand the business.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $34,827, a net working capital deficit of approximately $3.3 million and total indebtedness of $2.5 million as of March 31, 2012.

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

OPERATING ACTIVITIES

Net cash used by operating activities for the six months ended March 31, 2012 was $290,000. This amount was primarily related to a net loss of $1,190,000, offset by depreciation and amortization and other non-cash expenses of $612,000 and an increase in accrued expenses of $182,000.

FINANCING ACTIVITIES

Net cash provided by financing activities for the nine months ended March 31, 2012 was $224,000. This amount was primarily related to proceeds from the sale of common stock of $273,000.

The Company’s contractual cash obligations as of March 31, 2012 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$290,195	$57,012	$114,024	$119,159	$0
Capital lease obligations	0	0	0	0	0
Note payable	2,518,010	1,509,283	1,007,572	1,155	0
Capital expenditures	325,000	75,000	100,000	75,000	75,000
	$3,133,205	$1,641,295	$1,221,596	$195,314	$75,000

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of September 30, 2011, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of March 31, 2012

While we have an audit committee, the financial expert is not independent and attended 50% of the committee meetings. The Company is currently reviewing the financial expert situation.

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

The effectiveness of our internal control over financial reporting as of March 31, 2012 has not been audited by Madsen Associates, CPA’s Inc., an independent registered public accounting firm.

CHANGES IN INTERNAL CONTROL

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected or is likely to materially affect our internal control over financial reporting.

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

WE WILL NEED ADDITIONAL FINANCING TO SUPPORT OUR TECHNOLOGY DEVELOPMENT, ACQUIRING OR INVESTING IN NEW BUSINESSES AND ONGOING OPERATIONS.

We had cash of $35,000, a net working capital deficit of approximately $3.3 million and total indebtedness of $2.5 million as of March 31, 2012.

We will need to obtain additional financing to implement our business plan, service our debt repayments (including $650,000 due to James Gingo on June 8, 2012 related to the acquisition of TransTech) and acquire new businesses. There can be no assurance that we will be able to secure funding, or that if such funding is available, the terms or conditions would be acceptable to us. If the Company is unable to obtain additional financing, we may need to restructure our operations, divest all or a portion of our business or file for bankruptcy.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales or issuances of a large number of shares of common stock in the public market (including pursuant to the equity line of credit transaction that we entered into with Ascendiant Capital Partners, LLC) or the perception that sales may occur could cause the market price of our common stock to decline. As of May 1, 2012, there were approximately 61.4 million shares of common stock issued and outstanding. On April 2, 2012, we registered 7,600,000 shares of common stock for resale.   In 2011, the Company also registered for resale up to 15,340,361 shares of common stock.   Therefore, the amount of shares registered for resale constitutes a significant percentage of the issued and outstanding shares of the Company, and the sale of all or a portion of these shares could have a negative effect on the market price of our common stock. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

Some of the present shareholders have acquired shares at prices as low as $0.001 per share, whereas other shareholders have purchased their shares at prices ranging from $0.07 to $0.75 per share.

FUTURE ISSUANCE OF COMMON STOCK RELATED TO CONVERTIBLE NOTES PAYABLE MAY HAVE A DILUTING FACTOR ON EXISTING AND FUTURE SHAREHOLDERS.

On May 19, 2011, we entered into a Securities Purchase Agreement (“Agreement”) with Gemini Master Fund, Ltd. and Ascendiant Capital Partners, LLC  (“Investors”) pursuant to which the Company issued $1.2 million in principal amount of 10% convertible debentures which are due September 30, 2012, together with 5-year warrants to purchase 2,400,000 shares of the Company’s common stock. The purchase price for the debentures was 83.3% of the face amount, resulting in the Company receiving $1.0 million, less legal fees, placement agent fees and expenses as set forth below.

A registration statement on Form S-1 was declared effective on August 29, 2011, to register the re-sale of   15,340,361 shares of our common stock, including (i) up to 3,600,000 shares of our common stock for Gemini issuable on  conversion and 1,800,000 shares of our common stock issuable upon exercise of a warrant issued to Gemini and (ii) up to 1,200,000 shares of our common stock for Ascendiant issuable on conversion and  792,000 shares of our common stock issuable upon exercise of a warrant issued to Ascendiant. Shares totaling 5,365,605 shares of our common stock have been issued thus far to Gemini on conversion of a portion of the convertible debentures.

The conversion by Gemini of an additional portion of the convertible notes payable and the related warrants will likely require us to file an additional registration statement and will likely result in significant dilution of the value of our common shares for all shareholders.

RISKS ASSOCIATED WITH EQUITY LINE OF CREDIT WITH ASCENDIANT

The Securities Purchase Agreement dated June 17, 2011 with Ascendiant will terminate if our common stock is not listed on one of several specified trading markets (which include the OTCBB and Pink Sheets, among others), if we file protection from our creditors, or if a Registration Statement on Form S-1 or S-3 is not effective.

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

If we are not able to draw down all $3,000,000 available under the equity line of credit or if the Securities Purchase Agreement is terminated, we may need to restructure our operations, divest all or a portion of our business, or file for bankruptcy.

As of May 1, 2012, the Company has issued 4,760,964 shares for $314,725, or $.066 per share, under the Securities Purchase Agreement with Ascendiant, which shares were previously registered for resale.  The Company registered an additional 6,000,000 shares of common stock for resale by Ascendiant in the event additional shares are issued under the Securities Purchase Agreement, which will have a further dilutive effect on the Company’s existing shareholders.

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

OUR CHIEF EXECUTIVE OFFICER HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY.

As of April 2, 2012, Mr. Erickson and his immediate family members, either directly or indirectly, own or control 5,256,473 shares as of the filing date or approximately 8.6% of our common stock and an additional 3,000,000 shares granted under the Stock Incentive Plan. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a “group” for the purposes of Rule 13d-3 under the Exchange Act. Mr. Ronald P. Erickson, our Chief Executive officer, controls the Controlling Shareholders.

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

On June 17, 2011, the Company entered into a Securities Purchase Agreement with Ascendiant, pursuant to which Ascendiant agreed to purchase up to $3,000,000 worth of shares of the Company’s common stock from time to time over a 24-month period, provided that certain conditions are met. The financing arrangement entered into by the Company and Ascendiant is commonly referred to as an “equity line of credit” or an “equity drawdown facility.” As of March 31, 2012, the Company has issued 4,385,484 shares for $279,655 or $.064 per shares under the Securities Purchase Agreement, excluding the commitment and legal fees discussed above.

On February 7, 2012, the Company issued 1,000,000 restricted shares to Coventry Capital LLC related to an Advisory Agreement. The shares were valued at $.10 per share.

On February 7, 2012, Gemini converted $100,000 and interest of $7,205 into 2,434.828 shares of common stock at $.044 per share.

On February 24, 2012, the Company issued 400,000 shares of common stock to five directors for services provided during 2011. The shares were issued under the 2011 Stock Incentive Plan.

ITEM 5.        OTHER INFORMATION

Subsequent Event not reported on Form 8-K as of this filing – Resignation of Director

Mr. Paul R. Bonderson Jr. resigned from the Company’s Board of Directors, effective April 21, 2012. Mr. Bonderson was an Independent Director and a member of the Nominations and Governance Committee. Mr. Bonderson had no disagreement with the Company on any matter relating to the Company's operations, policies or practices.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

 The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)        Exhibits

3.1	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations dated August 18, 2004. (2)

10.1	First Amendment to Securities Purchase Agreement and Debentures dated March 12, 2012 by and between Visualant, Inc. and Gemini Master Fund, Ltd. and Ascendiant Capital Partners LLC. (1)

10.2	Letter of Intent dated February 14, 2012 by and between Visualant, Inc. and Javelin LLC. (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (2)

32.1	Section 906 Certifications (2)

32.2	Section 906 Certifications (2)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

(1) Attached as an exhibit to the Company’s Form 8-K dated March 12, 2012 and filed with the SEC on March 16, 2012.

(2) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INCORPORATED

(Registrant)

Date: May 1, 2012	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: May 1, 2012	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)