Form 10-Q
period 2012-06-30
VISUALANT INC
filed 2012-08-10
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of August 10, 2012: 82,223,093 shares

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	September 30, 2011
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$3,085,605	$92,313
Accounts receivable, net of allowance of $16,750 and $16,750, respectively	711,920	823,724
Prepaid expenses	244,076	283,204
Inventories	393,474	454,588
Refundable tax assets	24,160	9,080
Total current assets	4,459,235	1,662,909

EQUIPMENT, NET	471,834	522,668

OTHER ASSETS
Intangible assets, net	928,043	1,143,090
Goodwill	983,645	983,645
Other assets	1,091	1,091

TOTAL ASSETS	$6,843,848	$4,313,403

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$1,340,119	$1,206,100
Accounts payable - related parties	235,192	8,093
Accrued expenses	199,120	155,267
Accrued expenses - related parties	856,968	783,732
Deferred revenue	916,667	-
Convertible notes payable	975,000	1,175,000
Note payable - current portion of long term debt	2,507,491	1,537,191
Total current liabilities	7,030,557	4,865,383

LONG TERM LIABILITIES:
Long term debt	5,640	1,014,582

STOCKHOLDERS' DEFICIT:
Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 79,434,463
and 49,065,669 shares issued and outstanding at 6/30/12 and 9/30/11, respectively	79,434	49,066
Additional paid in capital	12,811,400	9,524,577
Accumulated deficit	(13,111,533)	(11,184,033)
Total stockholders' deficit	(220,699)	(1,610,390)
Noncontrolling interest	28,350	43,828

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,843,848	$4,313,403

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$1,813,625	$2,102,672	$5,525,785	$7,036,826
COST OF SALES	1,457,420	1,678,816	4,512,899	5,854,872
GROSS PROFIT	356,205	423,856	1,012,886	1,181,953
RESEARCH AND DEVELOPMENT EXPENSES	23,000	82,509	99,000	94,509
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,076,134	1,248,118	2,754,050	2,725,948
OPERATING LOSS	(742,929)	(906,771)	(1,840,164)	(1,638,504)

OTHER INCOME (EXPENSE):
Interest expense	(12,261)	(47,768)	(128,503)	(149,494)
Other income	7,610	5,539	19,758	60,791
Total other expense	(4,651)	(42,229)	(108,745)	(88,703)

LOSS BEFORE INCOME TAXES	(747,580)	(949,000)	(1,948,909)	(1,727,207)

Income taxes - current benefit	(9,965)	(1,242)	(24,159)	(7,414)

NET LOSS	(737,615)	(947,758)	(1,924,750)	(1,719,794)

NONCONTROLLING INTEREST	(786)	1,739	2,750	9,476

NET LOSS ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES COMMON SHAREHOLDERS	$(736,829)	$(949,497)	$(1,927,500)	$(1,729,270)

Basic and diluted loss per common share attributable to Visualant, Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares of common stock outstanding- basic and diluted	67,597,374	44,987,846	59,398,032	40,959,996

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	June 30, 2012	June 30, 2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,927,500)	$(1,719,794)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	258,870	247,142
Issuance of capital stock for services and expenses	229,000	590,305
Issuance of capital stock for accrued liabilities	11,454	-
Stock based compensation	250,069	51,607
(Loss) on sale of assets	(7,189)	(2,672)
Changes in operating assets and liabilities:
Accounts receivable	111,804	(27,787)
Prepaid expenses	39,128	(251,424)
Inventory	61,114	103,058
Other assets	-	(41,843)
Accounts payable - trade and accrued expenses	478,206	(153,265)
Deferred revenue	916,667	-
Income tax receivable	(15,080)	-
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	406,543	(1,204,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	5,301	(114,715)
Proceeds from sale of equipment	8,302	8,299
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	13,603	(106,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(1,734)	(20,526)
Repayment of debt	(26,822)	(650,000)
Proceeds from the issuance of common stock	2,626,669	886,149
Repayments of capital leases	(9,489)	(19,815)
Proceeds from the issuance of convertible debt	-	1,300,000
Change in noncontrolling interest	(15,478)	(18,987)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,573,146	1,476,821

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,993,292	165,732

CASH AND CASH EQUIVALENTS, beginning of period	92,313	83,937

CASH AND CASH EQUIVALENTS, end of period	$3,085,605	$249,669

Supplemental disclosures of cash flow information:
Interest paid	$12,458	$150,395
Taxes paid	$-	$-

Non-cash investing and financing activities:
Debenture converted to common stock	$200,000	$350,000
Issuance of common stock for acquisition	$-	$200,000
Issuance of common stock for conversion of liabilities	$-	$260,225
Issuance of note payable for acquisition	$-	$100,000
Acquisition of leased equipment	$597	$-

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Visualant, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 8, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value. On September 13, 2002, 50,000,000 shares of preferred stock with a par value of $0.001 were authorized by the shareholders.  There are no preferred shares issued and the terms have not been determined.

The accompanying unaudited consolidated financial statements of the Company and our subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended June 30, 2012 and 2011 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on November 30, 2011.

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

As of June 30, 2012, the Company had $3,085,605 in cash. The Company needs to obtain additional financing to implement  its business plan and service our debt repayments. However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2012, our accumulated deficit was $13.1 million.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2011 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of June 30, 2012, the Company had no uninsured cash.

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

INVENTORIES - Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $10,000 reserve for impaired inventory as of June 30, 2012 and September 30, 2011.

EQUIPMENT - Equipment consists of machinery, leasehold improvements, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 3-10 years, except for leasehold improvements which are depreciated over 20 years.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The Company amortizes the intangible assets and intellectual property acquired in connection with the acquisition of TransTech Systems, Inc. (“TransTech”), over sixty months on a straight - line basis, which was the time frame that the management of the Company was able to project forward for future revenue, either under agreement or through expected continued business activities.  Intangible assets and intellectual property acquired from RATLab LLC (“RATLab”) are recorded likewise.

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

All cash and cash equivalents include money market securities and commercial paper are considered to be highly liquid and easily tradable as of June 30, 2012. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for a similar financial arrangement at June 30, 2012.

In addition, Topic 820 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

REVENUE RECOGNITION – TransTech revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Sumitomo Precision Products License fee is being recorded as revenue over the life the Joint Development Agreement discussed below. The Company recorded deferred revenue of $916,667 and $0 as of June 30, 2012 and 2011, respectively.

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

INCOME TAXES - Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of June 30, 2012 and September 30, 2011, the Company had refundable tax assets related to TransTech of $24,160 and $9,080, respectively.

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of June 30, 2012, there were options outstanding for the purchase of 9,020,000 common shares, warrants for the purchase of 4,977,051 common shares, and an undetermined number shares of common stock related to convertible debt, which could potentially dilute future earnings per share. As of June 30, 2011, there were options outstanding for the purchase of 6,920,000 common shares, warrants for the purchase of 4,377,050 common shares, and an undetermined number shares of common stock related to convertible debt, which could potentially dilute future earnings per share.

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

The Company is pursuing an aggressive patent strategy to expand our unique intellectual property in the United States and Japan.

5.	JOINT DEVELOPMENT AGREEMENT WITH SUMITOMO PRECISION PRODUCTS CO., LTD.

On May 31, 2012, the Company entered into a Joint Research and Product Development Agreement (the “Joint Development Agreement”) with Sumitomo Precision Products Co., Ltd. (“SPP”), a publicly-listed Japanese corporation for the commercialization of Visualant’s SPM technology.  A copy of the Joint Development Agreement was filed by the Company with its Form 8-K filed June 4, 2012.

SPP invested $2,250,000 in exchange for 17,307,693 shares of restricted common shares priced at $0.13 per share that was funded on June 21, 2012.  SPP also paid the Company an initial payment of $1 million in accordance with the terms of the License Agreement filed by the Company with its Form 8-K filed June 4, 2012. A running royalty for the license granted under the License Agreement will be negotiated at the completion of the Joint Development Agreement.

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

6.	ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $711,920 and $823,724, net of allowance, as of June 30, 2012 and September 30, 2011, respectively. The Company had no customers in excess of 10% of our consolidated revenues for the nine months ended June 30, 2012. The Company had no customers with accounts receivable in excess of 10% as of June 30, 2012. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

7.	INVENTORIES

Inventories were $393,474 and $454,588 as of June 30, 2012 and September 30, 2011, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $10,000 reserve for impaired inventory as of June 30, 2012 and September 30, 2011.

8.	FIXED ASSETS

Fixed assets, net of accumulated depreciation, were $471,834 and $522,668 as of June 30, 2012 and September 30, 2011, respectively. Accumulated depreciation was $588,208 and $554,884 as of June 30, 2012 and September 30, 2011, respectively. Total depreciation expense was $43,823 and $59,677 for the nine months ended June 30, 2012 and 2011, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses

Property and equipment as of June 30, 2012 was comprised of the following:

	Estimated	June 30, 2012
	Useful Lives	Purchased	Capital Leases	Total

Machinery and equipment	3-10 years	$117,106	$87,039	$204,145
Leasehold improvements	20 years	600,000	-	$600,000
Furniture and fixtures	3-10 years	45,676	101,260	$146,936
Software and websites	3- 7 years	64,112	44,849	$108,961
Less: accumulated depreciation		(388,497)	(199,711)	$(588,208)
		$438,397	$33,437	$471,834

9.	INTANGIBLE ASSETS

Intangible assets as of June 30, 2012 and September 30, 2011 consisted of the following:

	Estimated	June 30,	September 30,
	Useful Lives	2012	2011

Customer contracts	5 years	$1,433,645	$1,433,645
Less: accumulated amortization		(505,602)	(290,555)
Intangible assets, net		$928,043	$1,143,090

Total amortization expense was $215,047 and $153,298 for the nine months ended June 30, 2012 and 2011, respectively.

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

Accounts payable were $1,340,119 and $1,206,100 as of June 30, 2012 and September 30, 2011, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.  TransTech had 4 vendors (39.6%, 13.7%, 13.6% and 13.5%) with accounts payable in excess of 10% of its accounts payable as of June 30, 2012. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

11.	CONVERTIBLE NOTES PAYABLE

On May 19, 2011, the Company entered into a Securities Purchase Agreement (“Agreement”) with Gemini Master Fund, Ltd. (“Gemini”) and Ascendiant Capital Partners, LLC (“Ascendiant”) or jointly (“Investors”) pursuant to which the Company issued $1.2 million in principal amount of 10% convertible debentures due May 1, 2012, together with 5-year warrants to purchase 2,400,000 shares of the Company’s common stock. The purchase price for the debentures was 83.3% of the face amount, resulting in the Company receiving $1.0 million, less legal fees, placement agent fees and expenses as set forth below.

Conversions are as follows:

On September 8, 2011, Gemini converted $25,000 and interest of $760 into 311,516 shares of common stock at $.0827 per share. On October 21, 2011, Gemini converted $100,000 and interest of $4,247 into 2,619.261 shares of common stock at $.04 per share. On February 7, 2012, Gemini converted $100,000 and interest of $7,205 into 2,434.828 shares of common stock at $.044 per share.

On July 10, 2012, Gemini converted $75,000 and interest of $8,568 into 1,671.378 shares of common stock at $.050 per share.

On July 23, 2012, Ascendiant converted $50,000 and interest of $5,863 into 1,117,260 shares of common stock at $.050 per share.

On March 12, 2012, the Company and Investors entered into First Amendment to Securities Purchase Agreement and Debentures (“Amendment”). The Amendment extended the maturity date of the convertible debentures from May 1, 2012 to September 30, 2012. In addition, the additional investment and participation rights as defined in the Agreement were extended from May 1, 2012 to September 30, 2012.

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

The Company filed a registration statement on Form S-1, which was declared effective on August 29, 2011, to register 15,340,361 shares of its common stock, including (i) up to 5,400,000 shares of our common stock for Gemini issuable on  conversion and the exercise of a warrant issued to Gemini and (ii) up to 1,992,000 shares of our common stock for Ascendiant issuable on conversion of debt and the  exercise of a warrant issued to Ascendiant.  From the effective date of the registration statement through June 30, 2012, 5,365,605 shares of the Company’s common stock have been issued to Gemini upon conversion of $225,000 of the convertible debentures and interest of $12,664 at an average of $0.044 per share.

The conversion of the convertible notes payable and the related warrants will likely result in a substantial dilution of the value of the common shares for all shareholders.

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

Notes payable, capitalized leases and long term debt as of June 30, 2012 and September 30, 2011 consisted of the following:

BFI Finance Corp Secured Credit Facility

On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with BFI Finance Corp to fund its operations.  The rate is prime interest + 2.5%, with a floor for prime interest of 5.5%.  On June 12, 2012, the secured credit facility was renewed for 6 months, with a floor for Prime of 4.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $700,000, and 35% of inventory value, not to exceed $300,000, for a total cap of $1,000,000. As of June 30, 2012, the outstanding balance under this facility was $504,643. The secured credit facility is guaranteed by James Gingo, the President of TransTech.

Capitalized Leases

TransTech has capitalized leases for equipment. The leases have a remaining lease term of 12-37 months. The aggregate future minimum lease payments under capital leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended June 30,	Total
2012	$15,490
2013	5,289
2014	3,312
2015	276
2016	0
Total	24,367
Less current portion of capitalized leases	(3,237)
Long term capital leases	$21,130

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

(ii)       The sum of $650,000, the amount of any accrued interest due on the Bonderson debt owed by James Gingo and interest on the unpaid balance shall be paid to Seller on the earlier of: (A) the two (2) year anniversary of the closing date; or (B) on the closing of $5,000,000 or more in aggregate financing (whether debt, equity or some combination thereof) after the closing date. On July 31, 2012, the Company paid the $650,000 and accrued interest of $66,136 due to Mr. Gingo.

(iii)      The remaining balance of the Note and interest thereon shall be paid to Seller on the earlier of: (A) the three year anniversary of the closing date; or (B) on the closing of $7,500,000 or more in aggregate financing (whether debt, equity or some combination thereof) after the closing date.

On February 27, 2007, the Company entered into a demand note with former CEO and President, Bradley E. Sparks totaling $50,000 plus loan fees of $750.  As of June 30, 2012, the outstanding note payable totaled $50,750 consisting of the note payable to Mr. Sparks.  Interest expense accrues on the note at a rate of 18% per annum.  Accrued interest of $49,004 as of June 30, 2012 on the note payable is recorded in the balance sheet in accrued expenses and other liabilities.

Under the terms of the demand note, arrears in payment of the principal amount or any interest shall bear interest at the rate of 30% per annum. Mr. Sparks has not demanded repayment of the demand note and it continues to bear interest at the original rate of 18% per annum. The unpaid interest at the penalty rate through June 30, 2012 was $15,397.

On September 30, 2009, the Company entered into a second demand note with former CEO and President, Bradley E. Sparks totaling $22,478.  As of June 30, 2012, the outstanding note payable totaled $22,478 consisting of the note payable to Mr. Sparks.  Interest expense accrues on the note at a rate of 8% per annum, with a default interest rate of 12%.  Accrued interest of $4,946 as of June 30, 2012 on the notes payable is recorded in the balance sheet in accrued expenses and other liabilities.

On April 30, 2009, accounts payable owed to Lynn Felsinger, a consultant, totaling $82,000 were converted into a demand note. As of June 30, 2012, the outstanding note payable totaled $79,500.

An affiliate of Mr. Erickson, our Chief Executive Officer, Juliz I Limited Partnership, loaned the Company operating funds during fiscal 2009.  The balance outstanding at June 30, 2012 is $34,630 plus interest of $9,708.  On July 25, 2012, the Company paid $22,630.

Additionally, Mr. Erickson incurred expenses on behalf of the Company for a total of $24,322 during the 2009 fiscal year.  This balance was converted into a loan as of September 30, 2009. On June 19, 2012, the Company paid $24,322. Unpaid accrued interest was $5,294 as of June 30, 2012.

Aggregate maturities for notes payable, capitalized leases and long term debt by year are as follows:

Years Ended June 30,	Total
2012	$2,507,491
2013	4,586
2014	1,054
2015	0
2016	0
Total	$2,513,131

13.	EQUITY

The following equity issuances occurred during the nine months ended June 30, 2012 and for the period subsequent to June 30, 2012.

The stock issuances were each exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

During the nine months ended June 30, 2012 and for the period subsequent to June 30, 2012, Gemini and Ascendiant converted the following under the Securities Purchase Agreement dated May 19, 2011:

On October 21, 2011, Gemini converted $100,000 and interest of $4,247 into 2,619.261 shares of common stock at $.04 per share. On February 7, 2012, Gemini converted $100,000 and interest of $7,205 into 2,434.828 shares of common stock at $.044 per share.

On July 10, 2012, Gemini converted $75,000 and interest of $8,568 into 1,671.378 shares of common stock at $.050 per share.

On July 23, 2012, Ascendiant converted $50,000 and interest of $5,863 into 1,117,260 shares of common stock at $.050 per share.

The Company filed a registration statement on Form S-1, which was declared effective on August 29, 2011, to register 15,340,361 shares of its common stock, including (i) up to 5,400,000 shares of our common stock for Gemini issuable on conversion and the exercise of a warrant issued to Gemini and (ii) up to 1,992,000 shares of our common stock for Ascendiant issuable on conversion of debt and the  exercise of a warrant issued to Ascendiant.  From the effective date of the registration statement through June 30, 2012, 5,365,605 shares of the Company’s common stock have been issued to Gemini upon conversion of $225,000 of the convertible debentures and interest of $12,664 at an average of $0.044 per share.

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

As of June 30, 2012, the Company has issued to Ascendiant 5,365,884 shares for $383,141 or $.071 per shares under the Securities Purchase Agreement excluding the commitment and legal fees.

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

On May 16, 2012 the Company issued 150,000 shares of restricted common stock to Manna Advisory Services, LLC for services. The shares were valued at $0.10 per share. The shares do not have registration rights.

On May 31, 2012, the Company executed a Stock Purchase Agreement with Sumitomo Precision Products Co., Ltd. (SPP) whereby SPP invested $2,250,000 in exchange for 17,307,693 shares of restricted common shares priced at $0.13 per share that was funded on June 21, 2012. The shares do not have registration rights.

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

On February 15, 2012, Marco Hegyi forfeited a grant to purchase 2,000,000 shares of common stock at $0.50 per share.

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

On May 11, 2012, the Company issued a stock option grant for 100,000 shares of common stock to a consultant at $0.15 per share. The stock option grant vested immediately.

On May 11, 2012, a consultant forfeited a stock option grant for 100,000 shares of common stock at $.15 per share.

On June 6, 2012, the Company issued, subject to shareholder approval at the 2012 annual shareholder meeting of an increase in the number of shares available under the Company’s Stock Incentive Plan, stock option grants totaling 3,000,000 shares of common stock to five directors for services provided during 2012. The shares were issued under the 2011 Stock Incentive Plan.

There are currently 9,020,000 options to purchase common stock at $0.131 per share outstanding at June 30, 2012 under the 2011 Stock Incentive Plan, assuming the shareholder approval at the 2012 annual shareholder meeting. The Company recorded $232,567 and $50,727 of compensation expense, net of related tax effects, relative to stock options for the nine months ended June 30, 2012 and 2011 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00).

15.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

See Note 12 for discussion of notes payable issued to the Company’s former CEO and President during the quarter ended March 31, 2007.   Other than the note payable, related interest and payroll related accruals, all amounts are recorded in the related party accounts payable balance.  As of the filing date, Mr. Erickson beneficially owns 5,256,473 shares of common stock.

Mr. Sparks is owed $721,333 of accrued salary.  Additionally, interest of $53,950, not including penalty interest, is owed Mr. Sparks for the notes payable described in Note 11 to these Notes to Financial Statements.  Mr. Sparks is also owed $6,315 for cash amounts advanced by him to Visualant to fund operating expenses since his employment and $5,136 for medical expenses.

The Company accrued $195,000 for fees due two directors for their services on closing the SPP transactions. The Company paid $60,000 on June 25, 2012 and $135,000 on July 25, 2012.

16.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company that are expected to have a material adverse effect on its cash flows, financial condition or results of operations.

EMPLOYMENT AGREEMENT

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

The Company’s executive office is located at 500 Union Street, Suite 406, Seattle, Washington, USA, 98101. On January 1, 2011, the Company entered into a lease with a party affiliated with the Chairman of the Board of the Company. We pay $799 per month. The lease is cancellable with ten days’ notice. On August 1, 2012, the Company entered into a lease at 500 Union Street, Suite 420, Seattle, Washington, USA, 9810. The lease expires August 31, 2014. The monthly lease rate is $1,944 for the year ending August 31, 2013 and $2,028 for the year ending August 31, 2014.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended June 30,	Total
2012	$57,012
2013	57,012
2014	57,012
2015	58,592
2016	61,752
Beyond	0
Total	$291,380

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

JOINT DEVELOPMENT AGREEMENT WITH SUMITOMO PRECISION PRODUCTS CO., LTD.

On May 31, 2012, the Company entered into a Joint Research and Product Development Agreement (the “Joint Development Agreement”) with Sumitomo Precision Products Co., Ltd. (“SPP”), a publicly-listed Japanese corporation for the commercialization of Visualant’s SPM technology.  A copy of the Joint Development Agreement was filed by the Company with its Form 8-K filed June 4, 2012.

SPP invested $2,250,000 in exchange for 17,307,693 shares of restricted common shares priced at $0.13 per share that was funded on June 21, 2012.  SPP also paid the Company an initial payment of $1 million in accordance with the terms of the License Agreement filed by the Company with its Form 8-K filed June 4, 2012. A running royalty for the license granted under the License Agreement will be negotiated at the completion of the Joint Development Agreement.

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

KEY MARKET PRIORITIES

Currently, our key market priorities are, among other things, to:

Commercialize the SPM technology, including the following:

Complete work under the Joint Development Agreement with SPP.
Accelerate business development in the United States and Japan.
Develop license and royalty producing opportunities and partners, including major companies in the US, Europe and Asia.
Develop our patent portfolio by continually extending the reach and application of our intellectual property.
Launch an application product utilizing smartphone technology.

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

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

(dollars in thousands)

	Three Months Ended June 30,
	2012	2011	$ Variance	% Variance

Revenue	$1,814	$2,103	$(289)	-13.7%
Cost of sales	1,458	1,679	(221)	13.2%
Gross profit	356	424	(68)	-16.0%
Research and development expenses	23	83	(60)	72.3%
Selling, general and administrative expenses	1,076	1,248	(172)	13.8%
Operating loss	(743)	(907)	164	18.1%
Other income (expense):
Interest expense	(12)	(48)	36	75.0%
Other income	7	6	1	16.7%
Total other expense	(5)	(42)	37	88.1%
Loss before income taxes	(748)	(949)	201	21.2%
Income taxes - current benefit	(10)	(1)	(9)	-900.0%
Net loss	(738)	(948)	210	22.2%
Non-controlling interest	(1)	1	(2)	-200.0%
Net loss attributable to Visualant, Inc. common shareholders	$(737)	$(949)	$212	22.3%

SALES

Net revenue for the three months ended June 30, 2012 decreased $289,000 to $1,814,000 as compared to $2,103,000 for the three months ended June 30, 2011. The reduction was due to lower sales at TransTech.

COST OF SALES

Cost of sales for the three months ended June 30, 2012 decreased $221,000 to $1,458,000 as compared to $1,679,000 for the three months ended June 30, 2012. The reduction was due to lower sales at TransTech.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the three months ended June 30, 2012 decreased $172,000 to $1,076,000 as compared to $1,248,000 for the three months ended June 30, 2011. The decrease was due to reduced expenses. We recorded $195,000 in expenses related to the SPP transactions during the three month ended June 30, 2012.

During the three months ended June 30, 2012, we recorded non-cash expenses of $137,000.

The selling, general and administrative expenses consisted primarily of research and development expenses, employee and independent contractor expenses, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, investor relation, legal, patent, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the three months ended June 30, 2012 was $5,000 as compared to other expense of $42,000 for the three months ended June 30, 2011. The expenses for the three months ended June 30, 2012 included $12,000 for interest expense, offset by $7,000 in other income.  The other expense for the three months ended June 30, 2011 included interest expense of $48,000, offset by other income of $6,000.

NET LOSS

Net loss for the three months ended June 30, 2012 was $737,000 as compared to a net loss of $949,000 for the three months ended June 30, 2011 for the reasons discussed above. The net loss included non-cash expenses of $137,000.

NINE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2011

(dollars in thousands)

	Nine Months Ended June 30,
	2012	2011	$ Variance	% Variance

Revenue	$5,526	$7,037	$(1,511)	-21.5%
Cost of sales	4,513	5,855	(1,342)	22.9%
Gross profit	1,013	1,182	(169)	-14.3%
Research and development expenses	99	95	4	-4.2%
Selling, general and administrative expenses	2,754	2,726	28	-1.0%
Operating loss	(1,840)	(1,639)	(201)	-12.3%
Other income (expense):
Interest expense	(129)	(149)	20	13.4%
Other income	20	61	(41)	-67.2%
Total other expense	(109)	(88)	(21)	-23.9%
Loss before income taxes	(1,949)	(1,727)	(222)	-12.9%
Income taxes - current benefit	(24)	(7)	(17)	-242.9%
Net loss	(1,925)	(1,720)	(205)	-11.9%
Non-controlling interest	3	9	(6)	-66.7%
Net loss attributable to Visualant, Inc. common shareholders	$(1,928)	$(1,729)	$(199)	-11.5%

SALES

Net revenue for the nine months ended June 30, 2012 decreased $1,511,000 to $5,526,000 as compared to $7,037,000 for the nine months ended June 30, 2011. The reduction was due to a large sale to an aerospace company in the nine months ended June 30, 2011, which was not repeated in the nine months ended June 30, 2012, and lower sales at TransTech.

COST OF SALES

Cost of sales for the nine months ended June 30, 2012 decreased $1,342,000 to $4,513,000 as compared to $5,855,000 for the nine months ended June 30, 2011. The reduction was due to a large sale to an aerospace company in the nine months ended June 30, 2011, which was not repeated in the six months ended June 30, 2012, and lower sales at TransTech.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the nine months ended June 30, 2012 increased $28,000 to $2,754,000 as compared to $2,726,000 for the nine months ended June 30, 2011. We recorded $195,000 in expenses related to the SPP transactions during the nine months ended June 30, 2012.

During the nine months ended June 30, 2012, we recorded non-cash expenses of $742,000 and other business development and investor relation expenditures to expand the business.

The selling, general and administrative expenses consisted primarily of research and development expenses, employee and independent contractor expenses, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, investor relation, legal, patent, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the nine months ended June 30, 2012 was $109,000 as compared to other expense of $88,000 for the nine months ended June 30, 2011. The expenses for the nine months ended June 30, 2012 included $129,000 for interest expense, offset by $20,000 in other income. The other expense for the nine months ended June 30, 2011 included interest expense of $149,000, offset by other income of $61,000

NET LOSS

Net loss for the nine months ended June 30, 2012 was $1,928,000 as compared to a net loss of $1,729,000 for the nine months ended June 30, 2011 for the reasons discussed above. The net loss included non-cash expenses of 742,000 and other business development and investor relation expenditures to expand the business.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $3.1 million, a net working capital deficit of approximately $2.6 million (which includes $1.65 million  due to James Gingo) and total indebtedness of $2.5 million as of June 30, 2012.

We will need to obtain additional financing to implement our business plan and service our debt repayments (including $650,000 that was due to James Gingo on June 8, 2012 related to the acquisition of TransTech). There can be no assurance that we will be able to secure funding, or that if such funding is available, the terms or conditions would be acceptable to us. If the Company is unable to obtain additional financing, we may need to restructure our operations, divest all or a portion of our business.

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

OPERATING ACTIVITIES

Net cash provided by operating activities for the nine months ended June 30, 2012 was $407,000. This amount was primarily related to a net loss of $1,928,000, offset by depreciation and amortization and other non-cash expenses of $742,000 and an increase in accrued expenses of $478,000 and deferred revenue of $916,000.

FINANCING ACTIVITIES

Net cash provided by financing activities for the nine months ended June 30, 2012 was $2,573,000. This amount was primarily related to proceeds from the sale of common stock of $2,627,000.

The Company’s contractual cash obligations as of June 30, 2012 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$291,380	$57,012	$114,024	$120,344	$0
Capital lease obligations	0	0	0	0	0
Note payable	2,513,131	2,507,491	5,640	0	0
Capital expenditures	325,000	75,000	100,000	75,000	75,000
Acquisitions	0	0	0	0	0
	$3,129,511	$2,639,503	$219,664	$195,344	$75,000

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of September 30, 2011, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of June 30, 2012.

While we have an audit committee, the financial expert is not independent and attended 50% of the committee meetings during 2011. The Company is currently reviewing the financial expert situation.

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

The effectiveness of our internal control over financial reporting as of June 30, 2012 has not been audited by Madsen Associates, CPA’s Inc., an independent registered public accounting firm.

CHANGES IN INTERNAL CONTROL

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected or is likely to materially affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There are certain inherent risks which will have an effect on the Company’s development in the future and some of these risk factors are noted below but are not all encompassing since there may be others unknown to management at the present time which might have an impact in the future on the development of the Company.

WE WILL NEED ADDITIONAL FINANCING TO SUPPORT OUR TECHNOLOGY DEVELOPMENT AND ONGOING OPERATIONS.

We had cash of $3.1 million, a net working capital deficit of approximately $2.6 million (which includes $1.65 million  due to James Gingo) and total indebtedness of $2.5 million as of June 30, 2012.

We will need to obtain additional financing to implement our business plan and service our debt repayments (including $650,000 that was due to James Gingo on June 8, 2012 related to the acquisition of TransTech). There can be no assurance that we will be able to secure funding, or that if such funding is available, the terms or conditions would be acceptable to us. If the Company is unable to obtain additional financing, we may need to restructure our operations, divest all or a portion of our business.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales or issuances of a large number of shares of common stock in the public market (including pursuant to the equity line of credit transaction that we entered into with Ascendiant Capital Partners, LLC) or the perception that sales may occur could cause the market price of our common stock to decline. As of August 10, 2012, there were approximately 82.2 million shares of common stock issued and outstanding. On April 2, 2012, we registered 7,600,000 shares of common stock for resale.   In 2011, the Company also registered for resale up to 15,340,361 shares of common stock.   Therefore, the amount of shares registered for resale constitutes a significant percentage of the issued and outstanding shares of the Company, and the sale of all or a portion of these shares could have a negative effect on the market price of our common stock. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

Some of the present shareholders have acquired shares at prices as low as $0.001 per share, whereas other shareholders have purchased their shares at prices ranging from $0.07 to $0.75 per share.

FUTURE ISSUANCE OF COMMON STOCK RELATED TO CONVERTIBLE NOTES PAYABLE AND RELATED WARRANTS MAY HAVE A DILUTING FACTOR ON EXISTING AND FUTURE SHAREHOLDERS.

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

The Company filed a registration statement on Form S-1, which was declared effective on August 29, 2011, to register 15,340,361 shares of its common stock, including (i) up to 5,400,000 shares of our common stock for Gemini issuable on  conversion and the exercise of a warrant issued to Gemini and (ii) up to 1,992,000 shares of our common stock for Ascendiant issuable on conversion of debt and the  exercise of a warrant issued to Ascendiant.  From the effective date of the registration statement through June 30, 2012, 5,365,605 shares of the Company’s common stock have been issued to Gemini upon conversion of $225,000 of the convertible debentures and interest of $12,664 at an average of $0.044 per share.

The conversion of the convertible notes payable and the related warrants will likely result in a substantial dilution of the value of the common shares for all shareholders.

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

As of August 10, 2012, the Company has issued 5,365,884 shares for $383,141, or $.071 per share, under the Securities Purchase Agreement with Ascendiant.  The Company has registered a total of 10,285,714 shares of common stock for resale by Ascendiant.  Additional shares may be issued under the Securities Purchase Agreement, which will have a further dilutive effect on the Company’s existing shareholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock issuances under this Item 2 were each exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

During the period from April 1, 2012 to June 30, 2012, the Company issued to Ascendiant 980,400 shares for $103,486 or $.106 per shares under the Securities Purchase Agreement dated June 17, 2011 excluding the commitment and legal fees for the three months ended June 30, 2012.

On May 16, 2012 the Company issued 150,000 shares of restricted common stock to Manna Advisory Services, LLC for services. The shares were valued at $0.10 per share. The shares do not have registration rights.

On May 31, 2012, the Company executed a Stock Purchase Agreement with SPP whereby SPP invested $2,250,000 in exchange for 17,307,693 shares of restricted common shares priced at $0.13 per share that was funded on June 21, 2012.  The shares do not have registration rights.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)	Exhibits

10.1	License Agreement dated May 31, 2012 by and between Visualant, Inc. and Sumitomo Precision Products Co., Ltd. (1)

10.2	Joint Research and Product Development Agreement dated May 31, 2012 by and between Visualant, Inc. and Sumitomo Precision Products Co., Ltd. (1)

10.3	Stock Purchase Agreement dated May 31, 2012 by and between Visualant, Inc. and Sumitomo Precision Products Co., Ltd. (1).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (2)

32.1	Section 906 Certifications (2)

32.2	Section 906 Certifications (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Extension Presentation Linkbase (3)

(1) Attached as an exhibit to the Company’s Form 8-K dated May 31, 2012 and filed with the SEC on June 4, 2012.

(2) Filed herewith.

(3) XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INCORPORATED

(Registrant)

Date: August 10, 2012	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 10, 2012	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)