Form 10-Q/A
period 2012-06-30
VISUALANT INC
filed 2012-08-14
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on August 10, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Balance Sheets as of June 30, 2012 and audited Consolidated Balance Sheets as of September 30, 2011, (ii) the unaudited Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended June 30, 2012 and 2011, (iii) the unaudited Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, and (iv) the unaudited Notes to Consolidated Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the August 10, 2012 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

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

(1) Attached as an exhibit to the Company’s Form 8-K dated May 31, 2012 and filed with the SEC on June 4, 2012.

(2) Attached as an exhibit to the Company's Form 10-Q for the period ended June 30, 2012 and filed with the SEC on June 10, 2012.

(3) Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INCORPORATED

(Registrant)

Date: August 14, 2012	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)