Form 10-K
period 2012-09-30
VISUALANT INC
filed 2012-11-13
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2012

☐ TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transaction period from ________ to ________

Commission File number  0-25541

VISUALANT, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1948357
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

500 Union Street, Suite 420
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

As of March 31, 2012 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $5,263,963.

As of November 13, 2012, the Company had 93,275,181 shares of common stock issued.

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

We have developed a unique patented Visualant Spectral Pattern Matching™ "SPM" technology. This technology directs structured light onto a physical substance to capture a Visualant Spectral Signature ™ called a ChromaID™. When matched against existing databases, the ChromaID can be used to identify, detect, or diagnose markers invisible to the human eye. ChromaID scanners can be integrated into a variety of mobile or fixed-mount form factors, making it possible to effectively conduct analyses in the field that could only previously be performed by large and expensive lab-based tests.

We entered into a one year Joint Development Agreement on May 31, 2012 with Sumitomo Precision Products Co., Ltd. ("SPP"), which focuses on the commercialization of the SPM technology and a License Agreement providing SPP with an exclusive license of the SPM technology in identified Asian territories. For more information, visit: http://www.visualant.net.

SPP is publicly traded on the Tokyo and Osaka Stock Exchanges and has operations in Japan, United States, China, United Kingdom, Canada and other parts of the world. Additional information on SPP is available at http://www.spp.co.jp/English/index2-e.html.

Through our wholly owned subsidiary, TransTech based in Aurora, Oregon, we provide value added security and authentication solutions to corporate and government security and law enforcement markets throughout the United States.

CORPORATE INFORMATION

We were incorporated in Nevada on October 8, 1998. Our executive offices are located at 500 Union Street, Suite 420, Seattle, WA 98101. Our telephone number is (206) 903-1351 and its principal website address is located at www.visualant.net. The information on our website is not incorporated as a part of this Form 10-K.

THE COMPANY’S COMMON STOCK

Our common stock trades on the OTCBB Exchange under the symbol “VSUL.”

INDUSTRY OVERVIEW

Visualant’s SPM technology resides in the general marketplace for spectroscopy (measurement of light according to its spectrum) and spectrometry (the measurement of the chemical or atomic components as a function of light reflected or absorbed by them).  These analytic tools are typically fragile and expensive often costing tens or hundreds of thousands of dollars.  The Visualant SPM technology is flexible, sturdy, and has a very low cost.

Visualant has identified a number of markets in which the benefits of the technology have particular application and promise:

-	Cosmetics: Measuring skin tone and other aspects of skin health and appearance.
-	Paint and furnishings: Identifying colors or determining the components needed to create a color.
-	Authentication: Determining the authenticity of inks and dyes, or underlying papers in financial and security documents (currency, passports, driver’s licenses, etc.).
-
Diagnostics: Screening foods for pathogens. Detecting the presence of illegal substances, and a myriad of other environmental, agricultural, and medical diagnostic applications. Visualant is exploring opportunities for ‘lead customers’ who are interested in being the first to exploit the unique benefits of the Visualant Spectral Pattern Matching technology and ChromaID profiles.

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

Visualant has its own distribution channel (through TransTech, our wholly-owned subsidiary) into the authentication and security market.  TransTech is a secure identification and ID document authentication distribution company selling products to over 400 dealers in the United States. TransTech’s products include a secure identification and ID document authentication products including ID printers, access control devices and numerous components. Distribution is fragmented in the security and authentication marketplace. There are large companies, including Scan Source Security, Wynit, Inc. and Plasco ID, who increasingly sell directly to customers via the Internet and smaller regional and national distributors who sell to these same customers and provide value added services and support. Often called value added resellers or VARs, distributors such as TransTech work hard to maintain their customers through service and support.

DEVELOPMENT OF SPM TECHNOLOGY

Visualant Spectral Pattern Matching and the ChromaID profile were developed over a seven year period by Professors Dr. Tom Furness and Dr. Brian Showngerdt of RATLab LLC under contract to Visualant. The technology is now being transferred into products and a ScanHead module. Visualant has partnered with Sumitomo Precision Products to manufacture the ScanHead and reduce the technology to a reliable and cost effective form. The first demonstration of this is the Cyclops6 ChromaID Scanner which was demonstrated at the Japanese Instrumentation Manufacturing Association trade show in Tokyo in October 2012. The Cyclops 6 ChromaID Scanner can be used to evaluate the technology for flat surface applications and has sensitivity from 350nm to 1450nm.

Key advantages of the Visualant Spectral Pattern Matching approach include:

•
Uses inexpensive LEDs and Photodiodes. These components are manufactured in enormous quantities for the consumer electronics market, which keeps the cost low and quality high. These components are also very small, allowing Visualant’s scanner component to have a small form factor.

•	Does not require prisms or diffraction optical elements, which can be bulky, expensive, and fragile.
•
ScanHeads can be designed for specific applications, requiring only those emitters needed to provide the wavelength of light needed to characterize the types of samples that will be measured. Prototypes were developed with thirty four emitters but in many situations, only four or six emitters might be required.

•
There is the potential to integrate and miniaturize the emitter and detector components in custom silicon packages, which could be made very small and integrated into other devices. This could for example allow a smartphone type device to include Visualant Spectral Pattern Matching capability and use it to scan food for contaminants or add a biosecurity element to security applications.

The company is now focused on:

-	Engineering a Development Kit which is expected be used by customers to evaluate the technology. This kit is expected to be released in 2013.
-
Developing a ChromaID ScanHead Module which can be used in a first ‘exemplar’ product Visualant is pursuing an aggressive patent strategy to expand our unique intellectual property in the United States and Japan. The following patents have been issued to date:

On September 6, 2011, we announced that the Company was issued US Patent No. 7,996,173, entitled “Method, Apparatus and Article to Facilitate Distributed Evaluation of Objects Using Electromagnetic Energy,” by the United States Office of Patents and Trademarks.

On January 19, 2012, we announced that the Company was issued US Patent No. 8,081,304, entitled “Method, Apparatus and Article to Facilitate Evaluation of Objects Using Electromagnetic Energy” by the United States Office of Patents and Trademarks.

On March 20, 2012, we announced that the Company was issued US Patent No. 8,076,630, entitled “System and Method of Evaluating an Object Using Electromagnetic Energy” by the United States Office of Patents and Trademarks.

On November 1, 2012, we announced that the Company was issued US Patent No. 8,285,510 entitled “System and Method of Evaluating an Object Using Electromagnetic Energy” by the United States Office of Patents and Trademarks.

In addition to the immediate work described above, Visualant has contracted RATLab LLC to conduct further research and ‘skunkworks’ activity on SPM-related technologies. This includes work on an entry in the Qualcomm Tricorder X-prize.

KEY MARKET PRIORITIES

Currently, our key market priorities are, among other things, to:

Develop Markets and Customers.

Develop markets and customers who have a need for discovery, verification and authentication of flat surface products such as paint, papers, inks, cosmetics, plastics for security cards and similar products.

The specific vertical markets we are pursuing are major industrial and commercial paint manufacturers, home improvement companies, currency paper and ink manufacturers, security card manufacturers, card reader and scanner manufacturers, major cosmetic companies and cosmetic retailers.

Future market opportunities will include powder analysis for law enforcement applications and pharmaceutical company applications for verification of illegal substances and verification of products as protection against contamination and counterfeiting.

Other markets that may utilize the ChromaID technology would be agriculture for fruit and vegetable ripeness, petrochemical for fluid analysis and verification or emissions analysis.

The Medical applications for the technology may include noninvasive skin analysis for discovery of certain diseases or conditions based on the ChromaID of the individual’s skin.

Commercialize the SPM Technology.

The current path to commercialization for those markets as stated above is to produce ChromaID spectral signature generating, scanning and storing hardware and software components with a hardware form factor of a scan head component device. These scan head component modules can range in size from that of a pencil eraser to the size of a quarter coin depending upon the amount and type of light required for an accurate ChromaID signature.

These scan head modules can then be incorporated into various products produced by third parties for the applications listed above.  Along with the sale of the component parts there is revenue potential from licensing the technology to partners as is the case with SPP. SPP is currently developing a scan head type device and has the rights to produce the components and market them in Asia. There may other partnership opportunities in Europe and North America and those are being investigated.

Another avenue to revenue is database administration and management services. The ChromaID profile must be stored, managed and readily accessible. In one model the database can be owned by the end customer but in the case of thousands of ChromaID profiles database management may be outsourced to Visualant or a third party provider.  These database services can be a source of revenue on a per access transaction basis or on a monthly or annual subscription basis.  By using a cell phone to access the database the actual storage location can be cloud based or local depending on the requirements of access and security as defined by the customer.

Complete work under the Joint Development Agreement with SPP.

Accelerate business development in the United States and Japan.

We are coordinating the sales and marketing efforts of both Visualant and SPP to leverage market data and information and to focus on specific target verticals that have the greatest potential for early adoption.  These include the aforementioned flat surface but also gaming in Asia. With the successful launch of the Cyclops6 scan head at the JIMA instrument technology trade show in Japan we have become aware of a significantly expanded number of market opportunities from those who attended the show.

Develop license and royalty producing opportunities and partners, including major companies in the US, Europe and Asia.

Develop our patent portfolio by continually extending the reach and application of our intellectual property.

Engineer and release a Development Kit to enable potential customers to evaluate the SPM technology.

Launch an application product utilizing smartphone technology.

Improve our operations, including the following:

Improve TransTech revenue with new product lines for distribution, including radio frequency ID tracking products and new document authentication products. Visualant and TransTech are working together to expand and promote our capabilities, products and services to their respective markets.  TransTech has long standing business relationships in many sectors of the security industry and those relationships are being leveraged to introduce key industry personnel to the ChromaID technology.  Visualant sales efforts are also uncovering additional markets and customers that are of interest and potential revenue to Trans Tech. Additionally, as the Visualant technology is incorporated into more products TransTech expects to be able to pair these products with others to offer expanded solutions for distribution into the security market space improving the profitability of TransTech and the company.

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

The Visualant technology will be primarily sold as IP, licensing and component parts of third party solutions and products.  The sales and business development efforts are therefore focused on developing business relationships with those potential customers who have a need for faster, more accurate and lower cost discovery, authentication and verification of surfaces or substances via the spectral pattern creation, recording and storage capabilities provided by the Visualant ChromaID technology.  These applications may be in the industrial, commercial or government security sector  but the end user products most likely will be produced by  a third party incorporating the Visualant scan head component as a part of the overall product.

The Visualant SPM technology, as focused upon the security and authentication marketplace will provide TransTech with higher margin proprietary products.  Visualant will be able to leverage its built-in channel of distribution at TransTech and obtain speed to market advantage.  At the same time, where appropriate, Visualant will utilize broad global channels of distribution for its SPM technology.  We also expect to enter into joint ventures with co-development partners who may have their own channels of distribution.

COMPETITION

While we have not seen any direct competition to the patented ChromaID technology and we are not aware of any direct competitors using technology with capabilities of the Visualant SPM technology in the security and authentication marketplace there are several indirect competitors in the form of other methods for determining the authenticity of products and people.  These competitive products include the use of RFID chips, holograms, iris scans, fingerprints and other means of determining whether a person or product is authentic.

There are competitors who do use spectroscopy and IR light to sense and validate various substances. While these methods are not identical to Chroma ID technology they are functional, but at a relatively high price. The FDA recently developed an internal product for checking on illegal drugs and companies like Thermo Scientific and Centice are using Ramen light scattering technologies to analyze various substances confirming that the market is interested the light identification solutions. The previously mentioned products are however large, and expensive costing over $10,000. Many companies compete in the security and authentication marketplace with various solutions many of which perform with excellence.  We believe that we can provide an accurate, cost effective component which will add value to customers looking for additional inexpensive redundancies to solve their security and authentication problems.

As discussed above under “Distribution Methods,” TransTech does face direct competition from OEMs and manufacturers selling directly to end users/customers and from other distributors of both the same products as TransTech distributes and competing products.

GEOGRAPHICAL MARKETS

We primarily operate in the U.S. and Japan.   We are seeking partnerships in other markets, including Europe, in order to expand our reach to the global marketplace for ChromaID technology and products.

EMPLOYEES

As of September 30, 2012 we had sixteen full-time and three part-time employees. The Visualant senior management is based out of the Seattle, Washington office.

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

ITEM 1A. RISK FACTORS

WE WILL NEED ADDITIONAL FINANCING TO SUPPORT OUR TECHNOLOGY DEVELOPMENT AND ONGOING OPERATIONS.

We had cash of $1.1 million, a net working capital deficit of approximately $2.4 million and total indebtedness of $1.6 million as of September 30, 2012.

We will need to obtain additional financing to implement our business plan and service our debt repayments. There can be no assurance that we will be able to secure funding, or that if such funding is available, the terms or conditions would be acceptable to us. If the Company is unable to obtain additional financing, we may need to restructure our operations, or divest all or a portion of our business.

Our recent efforts to generate additional liquidity, including through sales of our common stock, are described in more detail in the financial statement notes set forth in this Form 10K.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales or issuances of a large number of shares of common stock in the public market (including pursuant to the equity line of credit transaction that we entered into with Ascendiant Capital Partners, LLC as well as the convertible debentures and warrants that were sold to Ascendiant Capital Partners, LLC and Gemini Master Fund, Ltd.) or the perception that sales may occur could cause the market price of our common stock to decline. As of October 22, 2012, there were approximately 93.3 million shares of common stock issued and outstanding. On April 2, 2012, we registered 7,600,000 shares of common stock for resale.   In 2011, the Company also registered for resale up to 15,340,361 shares of common stock.   Therefore, the amount of shares registered for resale constitutes a significant percentage of the issued and outstanding shares of the Company, and the sale of all or a portion of these shares could have a negative effect on the market price of our common stock. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

Some of the present shareholders have acquired shares at prices as low as $0.001 per share, whereas other shareholders have purchased their shares at prices ranging from $0.05 to $0.75 per share.

FUTURE ISSUANCE OF COMMON STOCK RELATED TO CONVERTIBLE NOTES PAYABLE AND RELATED WARRANTS WILL HAVE A DILUTING FACTOR ON EXISTING AND FUTURE SHAREHOLDERS.

On May 19, 2011, we entered into a Securities Purchase Agreement (“Agreement”) with Gemini Master Fund, Ltd. (“Gemini”) and Ascendiant Capital Partners, LLC (“Ascendiant”) (Gemini and Ascendiant are collectively referred to as the “Investors”), pursuant to which the Company issued $1.2 million in principal amount of 10% convertible debentures (the “Original Debentures”) which were due May 1, 2012.  The due date of the Original Debentures was extended to September 30, 2012 pursuant to a First Amendment to the Agreement on March 12, 2012, and further extended to September 30, 2013 pursuant to a Second Amendment to the Agreement on August 16, 2012. In addition, we issued 5-year warrants to the Investors to collectively purchase 2,400,000 shares of our common stock. The purchase price for the debentures was 83.3% of the face amount, resulting in the Company receiving $1.0 million, less legal fees, placement agent fees and expenses as set forth below. The Agreement includes an additional investment right granted to the Investors, pursuant to which the Investors have the right at any time until September 30, 2013, to purchase up to $1.2 million in principal amount of additional debentures (the “Additional Debentures”) on the same terms and conditions as the Original Debentures, except that the conversion price on the Additional Debentures may have a higher floor.  The conversion price on both the Original Debentures and the Additional Debentures are subject to a potential downward adjustment for any equity sales subsequent to the date of issuance. In conjunction with the purchase of the Additional Debentures, the Investors also have the right to purchase additional warrants.  The above description is only a summary of the transactions with Gemini and Ascendiant and are subject to the full terms of the transaction agreements, copies of which are filed with this 10-K as Exhibits 10.1 through 10.10.

On August 28, 2012, we entered into a Warrant Purchase Agreement with Gemini and acquired the Gemini Warrant covering the purchase of up to 1.8 million shares, subject to adjustment, by paying $250,000 on August 28, 2012 and agreeing to pay $250,000 on or before November 30, 2012.

As of November 13, 2012, Gemini has $600,000 and Ascendiant has $100,000 remaining in principal amount of Original Debentures outstanding plus accrued interest thereon that is convertible into common shares. Ascendiant also has a warrant for the purchase of up to 600,000 shares of our common stock at an original exercise price of $.35 per share, which exercise price is subject to adjustment and which has been adjusted downward as of the date hereof.  See Exhibit 10.6 filed herewith. In addition, the additional investment and participation rights as defined in the Agreement granted to the Investors were extended from September 30, 2012 to September 30, 2013.

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

If the price or the trading volume of our common stock does not reach certain levels, we will be unable to draw down the remainder of our $3,000,000 equity line of credit with Ascendiant.

The maximum draw down amount every 8 trading days under our equity line of credit facility is the lesser of $100,000 or 20% of the total trading volume of our common stock for the 10-trading-day period prior to the draw down multiplied by the volume-weighted average price of our common stock for such period.  As of November 13, 2012, we have drawn down $483,141 under our equity line of credit with Ascendiant.  If our stock price and trading volume decline from current levels, we will not be able to draw down the remaining $2,516,859 available under the equity line of credit.

As of November 13, 2012, the Company has issued 6,358,933 shares for $483,141, or an average of $.076 per share, under the Securities Purchase Agreement with Ascendiant.  The Company has registered a total of 10,285,714 shares of common stock for resale by Ascendiant.  Additional shares may be issued under the Securities Purchase Agreement, which will have a further dilutive effect on the Company’s existing shareholders.

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

•	Issuance of convertible or equity securities for general or merger and acquisition purposes;
•	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes;
•	Sale of a significant number of shares of our common stock by shareholders;
•	General market and economic conditions;
•	Quarterly variations in our operating results;
•	Investor and public relation activities;
•	Announcements of technological innovations;
•	New product introductions by us or our competitors;
•	Competitive activities; and
•	Additions or departures of key personnel.

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

WE ARE DEPENDENT ON KEY PERSONNEL.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not maintain key man life insurance covering certain of our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations and the ability of all personnel to work together effectively as a team. Other than the James Gingo Employment Agreement which expires June 8, 2013, our officers do not have employment agreements. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE LIMITED INSURANCE.

We have limited director and officer insurance and commercial insurance policies. Any significant claims would have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Corporate Offices

Our executive office is located at 500 Union Street, Suite 420, Seattle, Washington, USA, 98101. On August 1, 2012, we entered into a lease which expires August 31, 2014. The monthly lease rate is $1,944 for the year ending August 31, 2013 and $2,028 for the year ending August 31, 2014.

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

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on OTCBB Exchange under the symbol "VSUL". The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

Quarter Ended	High	Low
December 31, 2011	$0.13	$0.05
March 31, 2012	$0.12	$0.05
June 30, 2012	$0.16	$0.08
September 30, 2012	$0.18	$0.07

December 31, 2010	$0.74	$0.23
March 31, 2011	$0.70	$0.33
June 30, 2011	$0.57	$0.21
September 30, 2011	$0.24	$0.08

December 31, 2009	$0.17	$0.04
March 31, 2010	$0.16	$0.05
June 30, 2010	$0.40	$0.05
September 30, 2010	$0.40	$0.14

As of September 30, 2012, the closing price of the Company's common stock was $0.17 per share. As of November 13, 2012, there were 93,275,181 shares of common stock outstanding held by approximately 119 stockholders of record. The number of stockholders, including the beneficial owners' shares through nominee names is approximately 1,300.

DIVIDEND POLICY

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended September 30, 2012, we had the following sales of unregistered sales of equity securities.

Unless otherwise indicated, all of the following private placements of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, as noted below). All of the shares issued were issued in private placements not involving a public offering, are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

On July 31, 2012, the Company closed the acquisition of the environmental field of use of its SPM technology from. The Company acquired the Visualant related assets of Javelin for (i) 1,250,000 shares of our common stock at closing valued at thirteen ($0.13) per share, the price during the negotiation of this agreement; and (ii)  $100,000, with $20,000 payable at closing and $80,000 to be paid in four equal installments over a period of eight months. In addition,

On September 6, 2012, the Company signed a Settlement and Release Agreement (“Sparks Agreement”) with Mr. Sparks, the former CEO and Director and a cousin of Ronald Erickson. The Sparks Agreement required (i) payment of $50,750.00 (paid) and issuance of 513,696 shares of our common stock for full payment on a note and related accrued interest of $66,780; (ii) payment of $39,635.00 to Mr. Sparks for a note, accrued interest and other liabilities (paid); and (iii) issuance of 4,000,000 restricted shares of our common stock to Mr. Spark for unpaid compensation in the amount of $721,333. The above is full settlement of all outstanding liabilities due to Mr. Sparks.

On September 18, 2012 the Company issued 500,000 shares of restricted common stock to NVPR, LLC for services. The shares were valued at $0.13 per share. The shares do not have registration rights.

On September 28, 2012 the Company issued 250,000 shares of restricted common stock to Clayton McKeekin for services. The shares were valued at $0.13 per share. The shares do not have registration rights.

During the three months ended September 30, 2012, 1,671,370 shares of the Company’s common stock have been issued to Gemini upon conversion of $75,000 of the convertible debentures and interest of $8,568 at an average of $0.05 per share.

During the three months ended September 30, 2012, 3,373,425 shares of the Company’s common stock have been issued to Ascendiant upon conversion of $150,000 of the convertible debentures and interest of $18,671 at an average of $0.05 per share.

On October 22, 2012, the Company filed an Amended Registration Statement on Form S-1 for 7,600,000 shares of common stock. The Registration Statement primarily registered shares for Ascendiant, Coventry Capital LLC and National Securities Corporation and affiliates and was declared effective by the SEC on October 25, 2012.

Performance Graph
Comparison of Cumulative Total Return
September 30, 2007-September 30, 2012

Among Visualant, Inc., Russell Microcap- Growth Index Without Dividend and the Russell Microcap
Index Without Dividend

The above assumes that $100 was invested in the common stock and each index on September 30, 2007. Although the company has not declared a dividend on its common stock, the total return for each index assumes the reinvestment of dividends. Stockholder returns over the periods presented should not be considered indicative of future returns. The foregoing table shall not be deemed incorporated by reference by any general statement incorporating by reference the Form 10-K  into any filing under the Securities Act or the Exchange Act, except to the extent the company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the acts.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of September 30, 2012 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
			Number of securities
			remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity compensation
	exercise of outstanding	outstanding options,	plan (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plan
approved by shareholders	5,920,000	0.131	180,000
Equity compensation plans
not approved by shareholders	5,000,000	0.100	-
Total	10,920,000	0.231	180,000

ITEM 6.    SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended September 30, 2012 and 2011. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended September 30,
	2012	2011	2010	2009	2008
(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$7,924	$9,136	$2,543	$-	$-
Net loss	(2,726)	(2,396)	(1,147)	(951)	(945)
Net loss applicable to Visualant, Inc. common shareholders	(2,732)	(2,410)	(1,149)	(951)	(945)
Net loss per share	(0.04)	(0.06)	(0.04)	(0.03)	(0.05)

BALANCE SHEET DATA:
Total assets	5,320	4,313	4,144	12	2
Stockholder's equity (deficiency)	171	(1,610)	(1,900)	(1,366)	(2,135)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have developed a unique patented Spectral Pattern Matching "SPM" technology. This technology directs structured light onto a physical substance to capture a unique spectral signature. When matched against existing databases, the Spectral Signature can identify, detect, or diagnose markers invisible to the human eye. SPM scanners can be integrated into a variety of mobile or fixed-mount form factors, making it possible to effectively conduct analyses in the field that could only previously be performed by large and expensive lab-based tests.

We entered into a one year Joint Development Agreement on May 31, 2012 with Sumitomo Precision Products Co., Ltd. ("SPP"), which focuses on the commercialization of the SPM technology and a License Agreement providing SPP with an exclusive license of the SPM technology in identified Asian territories. For more information, visit: http://www.visualant.net.

SPP is publicly traded on the Tokyo and Osaka Stock Exchanges and has operations in Japan, United States, China, United Kingdom, Canada and other parts of the world. Additional information on SPP is available at http://www.spp.co.jp/English/index2-e.html.

On September 6, 2011, we announced that the Company was issued US Patent No. 7,996,173, entitled “Method, Apparatus and Article to Facilitate Distributed Evaluation of Objects Using Electromagnetic Energy,” by the United States Office of Patents and Trademarks.

On January 19, 2012, we announced that the Company was issued US Patent No. 8,081,304, entitled “Method, Apparatus and Article to Facilitate Evaluation of Objects Using Electromagnetic Energy” by the United States Office of Patents and Trademarks.

On March 20, 2012, we announced that the Company was issued US Patent No. 8,076,630, entitled “System and Method of Evaluating an Object Using Electromagnetic Energy” by the United States Office of Patents and Trademarks.

On November 1, 2012, we announced that the Company was issued US Patent No. 8,285,510 entitled “System and Method of Evaluating an Object Using Electromagnetic Energy” by the United States Office of Patents and Trademarks.

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

(dollars in thousands)
	Year Ended September 30,
	2012	2011	$ Variance	% Variance

Revenue	$7,924	$9,136	$(1,212)	-13.3%
Cost of sales	6,344	7,570	(1,226)	16.2%
Gross profit	1,580	1,566	14	0.9%
Research and development expenses	177	134	43	-32.1%
Selling, general and administrative expenses	3,625	3,691	(66)	1.8%
Operating loss	(2,222)	(2,259)	37	1.6%
Other income (expense):
Interest expense	(464)	(213)	(251)	-117.8%
Loss on purchase of outstanding warrants	(500)	-	(500)	-100.0%
Gain on extinguishment of debt	394	-	394	100.0%
Other income	37	67	(30)	-44.8%
Total other expense	(533)	(146)	(387)	-265.1%
Loss before income taxes	(2,755)	(2,405)	(350)	-14.6%
Income taxes - current benefit	(29)	(9)	(20)	-222.2%
Net loss	(2,726)	(2,396)	(330)	-13.8%
Non-controlling interest	6	14	(8)	57.1%
Net loss attributable to Visualant, Inc. common shareholders	$(2,732)	$(2,410)	$(322)	-13.4%

YEAR ENDED SEPTEMBER 30, 2012 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2011

SALES

Net revenue for the year ended September 30, 2012 decreased $1,212,000 to $7,924,000 as compared to $9,136,000 for the year ended September 30, 2011. The reduction was due to a large TransTech sale to an aerospace company in the year ended September 30, 2011, which was not repeated in the year ended September 30, 2012.

COST OF SALES

Cost of sales for the year ended June 30, 2012 decreased $1,226,000 to $6,344,000 as compared to $7,570,000 for the year ended September 30, 2011. The reduction was due to a large TransTech sale to an aerospace company in the year ended September 30, 2011, which was not repeated in the year ended September 30, 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the year ended September 30, 2012 decreased $66,000 to $3,625,000 as compared to $3,691,000 for the year ended September 30, 2011. We recorded $195,000 in expenses related to the SPP transactions during the year ended September 30, 2012.

During the year ended September 30, 2012, we recorded non-cash expenses of $1,196,000 and other business development and investor relation expenditures to expand the business.

The selling, general and administrative expenses consisted primarily of research and development expenses, employee and independent contractor expenses, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, investor relation, public relation, legal, patent, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the year ended September 30, 2012 was $533,000 as compared to other expense of $145,000 for the year ended September 30, 2011. The expenses for the year ended September 30, 2012 included $464,000 for interest expense and a $500,000 loss on the purchase of the Gemini warrants, offset by $37,000 in other income and a gain on extinguishment of debt of $394,000. The expenses for the year ended September 30, 2011 included $213,000 for interest expense, offset by $67,000 in other income.

NET LOSS

Net loss for the year ended September 30, 2012 was $2,732,000 as compared to a net loss of $2,410,000 for the year ended September 30, 2011 for the reasons discussed above. The net loss included non-cash expenses of $1,302,000 and other business development and investor relation expenditures to expand the business.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1.1 million, a net working capital deficit of approximately $2.4 million and total indebtedness of $1.6 million as of September 30, 2012.

We will need to obtain additional financing to implement our business plan and service our debt repayments. There can be no assurance that we will be able to secure funding, or that if such funding is available, the terms or conditions would be acceptable to us. If the Company is unable to obtain additional financing, we may need to restructure our operations, or divest all or a portion of our business.

Our recent efforts to generate additional liquidity, including through sales of our common stock, are described in more detail in the financial statement notes set forth in this Form 10K.

If we raise additional capital through borrowing or other debt financing, we will incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. When we raise more equity capital in the future, it will result in substantial dilution to our current stockholders.

OPERATING ACTIVITIES

Net cash used in operating activities for the year ended September 30, 2012 was $58,000. This amount was primarily related to a net loss of $2,732,000, offset by depreciation and amortization and other non-cash expenses of $1,302,000 and an increase in accounts payable and accrued expenses of $749,000 and deferred revenue of $667,000.

INVESTING ACTIVITIES
Net cash used in investing activities was $100,000. This amount was primarily related to capital expenditures of $109,000.

FINANCING ACTIVITIES

Net cash provided by financing activities for the year ended September 30, 2012 was $1,207,000. This amount was primarily related to proceeds from the sale of common stock of $2,627,000, offset by the repayment of debt of $957,000 and the purchase of outstanding warrants from Gemini.

Our contractual cash obligations as of September 30, 2012 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$240,511	$78,396	$138,360	$23,755	$0
Note payable	1,635,918	1,631,903	4,015	0	0
Capital expenditures	525,000	125,000	150,000	125,000	125,000
	$2,401,429	$1,835,299	$292,375	$148,755	$125,000

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

INVENTORIES

Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  We record a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $10,000 reserve for impaired inventory as of September 30, 2012 and 2011.

REVENUE RECOGNITION

TransTech revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Sumitomo Precision Products License fee is being recorded as revenue over the life the Joint Development Agreement. We recorded deferred revenue of $666,667 and $0 as of September 30, 2012 and 2011, respectively.

There is no SPM revenue during the year ended September 30, 2012.

STOCK BASED COMPENSATION

We have share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options to purchase shares our common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by us at the grant date, based on the fair value of the award, over the requisite service period. For options issued to employees, we recognize stock compensation costs utilizing the fair value methodology over the related period of benefit.  Grants of stock options and stock to non-employees and other parties are accounted for in accordance with the ASC 505.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of September 30, 2012, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of September 30, 2012.

While we have an audit committee, the financial expert is not independent and attended 50% of the committee meetings during 2012. The Company expects to replace the Audit Committee Chairman in November 2012 with a qualified, independent Audit Committee Chairman.

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

The effectiveness of our internal control over financial reporting as of September 30, 2012 has not been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm.

CHANGES IN INTERNAL CONTROL

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected or is likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended September 30, 2012 that were not filed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of September 30, 2012, the name, age, and position of each executive officer and director and the tenure in office of each director of the Company.

Name	Age	Positions and Offices Held	Since

Directors-
Ronald P. Erickson	68	Chief Executive Officer, Management Director	April 24, 2003

Jon Pepper	61	Independent Director	April 19, 2006

Dr. Masahiro Kawahata	76	Independent Director	April 19, 2006

Marco Hegyi	54	Chairman of the Board, Independent Director	February 14, 2008

Yoshitami Arai	81	Independent Director	October 8, 2008

James Gingo	60	Management Director	June 8, 2010

Management-
Mark Scott	59	Chief Financial Officer and Secretary	May 1, 2010

Richard Mander, Ph.D.	52	Vice President, Product Management and Technology	June 26, 2012

Todd Martin Sames	58	Vice President of Business Development	September 5, 2012

Business Experience Descriptions

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

Our Management Directors

RONALD P. ERICKSON has been a director and officer of the Company since April 24, 2003. He currently serves as the Company’s Chief Executive Officer and President.  He was appointed to the positions of CEO and President on November 10, 2009. Earlier, he was appointed President and Chief Executive Officer of the Company on September 29, 2003, and resigned from this position on August 31, 2004 at which time he was appointed Chairman of the Board. A seasoned executive with more than 30 years of experience in the high technology, telecommunications, micro-computer, and digital media industries, Mr. Erickson was the founder of Visualant. In addition to his Visualant responsibilities he also serves as Chairman of Tristit Global,, Inc., a mobile application development and distribution company and eCharge Corporation an Internet based transaction processing company. He is formerly Chairman, CEO and Co-Founder of Blue Frog Media, a mobile media and entertainment company; Chairman, CEO and Co-founder of GlobalTel Resources, a provider of telecommunications services; Chairman, Interim President and CEO of Egghead Software, Inc. the large software reseller where he was an original investor; Chairman and CEO of NBI, Inc.; and Co-founder of MicroRim, Inc. the database software developer. Earlier, Mr. Erickson practiced law in Seattle and worked in public policy in Washington, DC and New York, NY. Additionally, Mr. Erickson has been an angel investor and board member of a number of public and private technology companies.  In addition to his business activities Mr. Erickson serves on the Board of Trustees of Central Washington University where he received his BA degree. He also holds a MA from the University of Wyoming and a JD from the University of California, Davis. He is licensed to practice law in the State of Washington.

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

MARCO HEGYI has served as an independent director since February 14, 2008 and as Chairman of the Board since May 2011. Mr. Hegyi has been a principal with the Chasm Group since 2006, where he combines his expertise in, and passion for helping companies expand their businesses with innovative technologies and collaborative partnership strategies using mobile and wireless platforms, service business models and Internet marketing programs. Prior to working as a strategic advisor, Mr. Hegyi served as Senior Director, Global Product Management, at Yahoo Search Marketing during 2006. Prior to Yahoo, Mr. Hegyi was at Microsoft leading program management for Microsoft Windows and Office beta releases aimed at software developers from 2001 to 2006. While at Microsoft, he formed new service concepts and created operating programs to extend the depth and breadth of the company’s unparalleled developer eco-system, including managing offshore, outsource teams in China and India, and US 7,904,875 patent inventor of Microsoft business process in service delivery. Mr. Hegyi has also filed eight other patents in the last two years.  Mr. Hegyi earned a Bachelor of Science degree in Information and Computer Sciences from the University of California, Irvine, and has completed advanced studies in innovation marketing, advanced management, and strategy at Harvard Business School, Stanford University, UCLA Anderson Graduate School of Management, and MIT Sloan School of Management.

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

Other Executive Officers

MARK SCOTT has significant financial, capital market and experience in public microcap companies. Mr. Scott serves as (i) Chief Financial Officer, Secretary and Treasurer of Visualant, Inc., a position he has held since May 2010 and (ii) Chief Financial Officer, Secretary and Treasurer of WestMountain Gold, Inc. since December 8, 2010. Mr. Scott also provides consulting financial services to other public companies.

Mr. Scott previously served as Chief Financial Officer and Secretary of IA Global, Inc. from October 2003 to June 2011. Previously, he held executive financial positions with Digital Lightwave; Network Access Solutions; and Teltronics, Inc. He has also held senior financial positions at Protel, Inc., Crystals International, Inc., Ranks Hovis McDougall, LLP and Brittania Sportswear, and worked at Arthur Andersen. Mr. Scott is also a certified public accountant and received a Bachelor of Arts in Accounting from the University of Washington.

RICHARD MANDER, Ph.D. joined the Company as Vice President of Product Management and Technology on June 26, 2012. He is known as an inspiring leader with a track record of building innovative and high quality consumer electronic products. In the 1990s, he worked at Apple for seven years developing future technologies and products, and served as Engineering Group Manager of the immersive photo visualization technology QuickTimeVR. He then worked for six years with Zanzara, a consulting company which helps companies make new technology products easy to use.

Originally from New Zealand, Mr. Mander returned there in 2004 as Chief Technology Officer for Navman, a designer and manufacturer of car and boat GPS products. In 2006, he became CEO at HumanWare, a company that designs and manufactures information access devices for blind, low vision and learning disabled people. In 2008, he returned to the US as CEO of BigScreenLive, a Seattle-based company developing a software-as-a-service platform to make the Internet more accessible for seniors. In 2009, Mr. Mander spent six months as Entrepreneur in Residence at the University of Washington commercializing opportunities for Faculty in the Computer Science, iSchool, and Medical School. From 2009 to 2012, he was VP Product Management at Contour, the 7th fastest growing company in the US, where he led the development of Contour’s wearable cameras integrating video GPS data and video.

Mr. Mander holds a number of patents relating to computer and imaging technologies. In 2004, was awarded the World Class New Zealander award for helping New Zealand companies improve their products for the US market. He was awarded the Company Leader of the Year award in 2007 for his work at HumanWare. Mr. Mander earned a PhD in Educational Psychology from Stanford University, MA from the University of Auckland, and BA from University of Canterbury.

TODD MARTIN SAMES joined the Company as Vice President, Business Development on September 5, 2012.  Mr. Sames is responsible for driving new licensing agreements for the company’s SPM technology with a wide-range of original device manufacturers.

Mr. Sames brings over 25 years of industry experience to the expanding Visualant team. From 2010 to 2012, Mr. Sames held an executive position at INX, where he ultimately led in the creation of a new Business Unit. The project resulted in a successful new line of video conferencing, telecommunication, and security solutions for Cisco. From 2007 to 2010, Mr. Sames held an executive position at BT Conferencing.

Mr. Sames has also established partnerships with other well-known companies such as Polycom, LifeSize, and TANDBERG. During his tenure conducting corporate sales at Egghead Software, Todd closed and managed Fortune 1000 accounts with Disney, Unocal, Lockheed and General Electric, among many others.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:
•
Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

◦
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	◦	Engaging in any type of business practice; or

	◦	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

•
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

•
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Committees of the Board of Directors

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are currently the Audit Committee, the Nominations and Governance Committee and the Compensation Committee. The Committees were formed January 27, 2011. The Compensation Committee is comprised solely of non-employee, independent directors. The Nominations and Governance Committee has one management director, James Gingo as Chairman. The Audit Committee is comprised solely of non-employee, independent directors. The Company expects to appoint an Independent Audit Chairman in November 2012 who is a financial expert. Charters for each committee are available on the Company’s website at www.visualant.net. The table below shows current membership for each of the standing Board committees.

Audit	Compensation	Nominating
Marco Hegyi (Chairman)	Marco Hegyi (Chairman)	James Gingo (Chairman)
Jon Pepper	Yoshitami Arai	Dr. Kawahata
Jon Pepper

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during the fiscal year that ended on September 30, 2012 served as an officer, former officer, or employee of the Company or participated in a related party transaction that would be required to be disclosed in this document. Further, during this period, no executive officer of the Company served as:

•
a member of the Compensation Committee (or equivalent) of any other entity, one of whose executive officers served as one of our directors or was an immediate family member of a director, or served on our Compensation Committee; or

•	a director of any other entity, one of whose executive officers or their immediate family member served on our Compensation Committee.

Code of Conduct and Ethics

We have adopted conduct and ethics standards titled the Code of Conduct and Ethics (the “Code of Conduct”), which are available at www.visualant.net. These standards were adopted by the Board to promote transparency and integrity. The standards apply to the Board, executives and employees. Waivers of the requirements of the Code of Conduct or associated polices with respect to members of the Board or executive officers are subject to approval of the full Board.

The Company’s Code of Conduct includes the following:

- promotes honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;- promotes the full, fair, accurate, timely and understandable disclosure of the Company’s financial results in accordance with applicable disclosure standards, including, where appropriate, standards of materiality;

- promotes compliance with applicable SEC and governmental laws, rules and regulations;

- deters wrongdoing; and

- requires prompt internal reporting of breaches of, and accountability for adherence to, the Code of Conduct.

On an annual basis, each director and executive officer is obligated to complete a Director and Officer Questionnaire which requires disclosure of any transactions with the Company in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. Pursuant to the Code of Conduct, the Audit Committee and the Board are charged with resolving any conflict of interest involving management, the Board and employees on an ongoing basis.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers who served during the year that ended on September 30, 2012. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure.

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter.  The members of the Compensation Committee are Marco Hegyi (Chairman) and Jon Pepper.

On November 17, 2009, Mr. Erickson assumed the positions of CEO, President and interim CFO, Secretary and Treasurer as a result of the resignation of Mr. Bradley E. Sparks from those positions.  Mr. Sparks continued to serve as a Director of the Company until his resignation effective September 6, 2012.  On May 10, 2010, Mr. Erickson resigned from the positions of CFO, Secretary and Treasurer and Mark Scott was appointed to those positions.

The Company closed the acquisition of TransTech on June 8, 2010. James Gingo joined the Board of Directors on June 8, 2010.

Compensation Philosophy and Objectives

The major compensation objectives for named executive officers are as follows:

•	to attract and retain highly qualified individuals capable of making significant contributions to the long-term success of the Company;

•	to motivate and reward named executive officers whose knowledge, skills, and performance are critical to the Company’s success;

•	to closely align the interests of the Company’s named executive officers and other key employees with those of its shareholders; and

•	to utilize incentive based compensation to reinforce performance objectives and reward superior performance; and

Role of Chief Executive Officer in Compensation Decisions

The Board approves all compensation for the chief executive officer. The Compensation Committee makes recommendations on the compensation for the chief executive officer and approves all compensation decisions, including equity awards, for the named executive officers of the Company. The Company’s chief executive officer makes recommendations regarding the base salary and non-equity compensation of other named executive officers that are approved by the Compensation Committee in its discretion.

Setting Executive Compensation

The Compensation Committee believes that compensation for named executive officers must be managed to what the Company can afford and in a way that allows for the Company to meet its goals for overall performance. During 2012, the Compensation Committee and the Board compensated its Chief Executive Officer with a monthly consulting fee of $12,500 effective May 1, 2012 and an annual salary of $180,000 effective June 1, 2012. During 2012, the Committee compensated its Chief Financial Officer with a $8,000 monthly consulting fee effective February 1, 2011 and an annual salary of $120,000 effective June 1, 2012. This compensation reflected the financial condition of the Company. Other named executive officers were paid by the Company or TransTech during 2012. The Compensation Committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Executive Compensation Components for the Year Ended September 30, 2012

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the fiscal year that ended on September 30, 2012. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For fiscal 2012, the principal components of compensation for named executive officers were base salary and consulting fees.

Base Salary

Base salary is intended to ensure that the Company’s employees are fairly and equitably compensated. Generally, base salary is used to appropriately recognize and reward the experience and skills that employees bring to the Company and provides motivation for career development and enhancement. Base salary ensures that all employees continue to receive a basic level of compensation that reflects any acquired skills which are competently demonstrated and are consistently used at work.

Base salaries for the Company’s named executive officers are initially established based on their prior experience, the scope of their responsibilities and the applicable competitive market compensation paid by other companies for similar positions. During 2012, the Compensation Committee and the Board compensated its Chief Executive Officer with a monthly consulting fee of $12,500 effective May 1, 2012 and an annual salary of $180,000 effective June 1, 2012. During 2012, the Committee compensated its Chief Financial Officer with a $8,000 monthly consulting fee effective February 1, 2011 and an annual salary of $120,000 effective June 1, 2012. Mr. Erickson and Mr. Scott were compensated as described based on the financial condition of the Company.  The Board established a base salary for Mr. Gingo based on competitive market compensation paid by other companies for similar positions.

Performance-Based Incentive Compensation

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s named executive officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the named executive officers during 2012 based on the financial condition of the Company and the awards issued in 2010.

Mr. Gingo was not paid incentive compensation during the fiscal year ended September 30, 2012.

Ownership Guidelines

The Compensation Committee does not require our named executive officers to hold a minimum number of the Company’s shares. However, to directly align the interests of executive officers with the interests of the stockholders, the Compensation Committee encourages each named executive officer to maintain an ownership interest in the Company.

Stock Option Program

Stock options are an integral part of our executive compensation program. They are intended to encourage ownership and retention of the Company’s common stock by named executive officers and employees, as well as non-employee members of the Board. Through stock options, the objective of aligning employees’ long-term interest with those of stockholders may be met by providing employees with the opportunity to build a meaningful stake in the Company.
The Stock Option Program assists the Company by:

- enhancing the link between the creation of stockholder value and long-term executive incentive compensation;

- providing an opportunity for increased equity ownership by executive officers; and

- maintaining competitive levels of total compensation.

Stock option award levels are determined by the Compensation Committee and vary among participants’ positions within the Company. Newly hired executive officers or promoted executive officers are generally awarded stock options, at the discretion of the Compensation Committee, at the next regularly scheduled Compensation Committee meeting on or following their hire or promotion date. In addition, such executives are eligible to receive additional stock option on a discretionary basis after performance criteria are achieved.

Options are awarded at the closing price of the Company's common stock on the date of the grant or last trading day prior to the date of the grant. The Compensation Committee’s policy is not to grant options with an exercise price that is less than the closing price of the Company's common stock on the grant date.

Generally, the majority of the options granted by the Compensation Committee vest quarterly over two to three years or annually over five years of the 5-10-year option term. Vesting and exercise rights cease upon termination of employment and/or service, except in the case of death (subject to a one year limitation), disability or retirement. Stock options vest immediately upon termination of employment without cause or an involuntary termination following a change of control. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

Mr. Erickson, the Company’s Chief Executive Officer, Mr. Scott, the Company’s Chief Financial Officer and Mr. Gingo, the Chief Executive Officer of TransTech Systems, Inc. did not receive a stock option grant during the year then ended September 30, 2012.

Retirement and Other Benefits

The Company has no other retirement, savings, long-term stock award or other type of plans for the named executive officers.

Perquisites and Other Personal Benefits

During the year then ended September 30, 2012, the Company provided the named Chief Executive and Financial Officers with medical insurance. No other personal benefits were provided. Mr. James Gingo was provided perquisites and other personal benefits, including medical insurance and a 401 plan that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The committee expects to review the levels of perquisites and other personal benefits provided to named executive officers.

Currently, the Company has Employment Agreements with James Gingo which is discussed at page 28. The James Gingo Employment Agreement contains potential payments upon termination which are discussed at page 29.

There are no other employment agreements.

Tax and Accounting Implications

Deductibility of Executive Compensation

Subject to certain exceptions, Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") generally denies a deduction to any publicly held corporation for compensation paid to its chief executive officer and its three other highest paid executive officers (other than the principal financial officer) to the extent that any such individual's compensation exceeds $1 million. “performance-based compensation” (as defined for purposes of Section 162(m)) is not taken into account for purposes of calculating the $1 million compensation limit, provided certain disclosure, shareholder approval and other requirements are met. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exceptions to Section 162(m). However, we may authorize compensation payments that do not comply with the exceptions to Section 162(m) when we believe that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer's performance.

Section 409A is a relatively recent provision of the Code. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A of the Code, and such benefits do not comply with Section 409A of the Code, the executive would be subject to adverse tax treatment, including accelerated income recognition (in the first year that benefits are no longer subject to a substantial risk of forfeiture) and an additional income tax of 20% of the amount so recognized.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, the Company began accounting for stock-based payments including its Stock Option Program in accordance with the requirements of ASC 718, “Compensation-Stock Compensation.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee, composed entirely of independent directors in accordance with the applicable laws and regulations, sets and administers policies that govern the Company's executive compensation programs, and incentive and stock programs. The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

THE COMPENSATION COMMITTEE

Marco Hegyi, Chairman
Jon Pepper

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the fiscal years then ended September, 2012, 2011 and 2010.

Summary Compensation Table

						Non-Equity
						Incentive
					Stock	Plan	Option	Other
			Salary	Bonus	Awards	Compensation	Awards	Compensation	Total
Name	Principal Position		($) (1)	($)	($) (2)	($)	($) (3)	($) (4)	($)
Salary-
Ronald P. Erickson	Chief Executive Officer	9/30/2012	$60,000	$-	$-	$-	$-	$89,500	$149,500
		9/30/2011	$-	$-	$-	$-	$-	$62,500	$62,500
		9/30/2010	$-	$-	$40,000	$-	$52,662	$-	$92,662

Mark Scott	Chief Financial Officer	9/30/2012	$40,000	$-	$-	$-	$-	$64,000	$104,000
	Secretary	9/30/2011	$-	$-	$-	$-	$-	$74,000	$74,000
		9/30/2010	$-	$-	$20,000	$-	$-	$10,000	$30,000

James Gingo	Chief Executive Officer,	9/30/2012	$200,016	$-	$-	$-	$-	$8,001	$208,017
	TransTech Systems, Inc.	9/30/2011	$200,016	$-	$-	$-	$-	$8,001	$208,017
		9/30/2010	$62,649	$-	$-	$-	$-	$-	$62,649

Richard Mander, Ph.D.	Vice President of Product Management	9/30/2012	$43,615	$-	$-	$-	$-	$-	$43,615
	and Technology	9/30/2011	$-	$-	$-	$-	$-	$-	$-
		9/30/2010	$-	$-	$-	$-	$-	$-	$-

Todd Martin Sames	Vice President of Business Development	9/30/2012	$10,000	$-	$-	$-	$-	$-	$10,000
		9/30/2011	$-	$-	$-	$-	$-	$-	$-
		9/30/2010	$-	$-	$-	$-	$-	$-	$-

(1)    The amount for 2009 for Mr. Gingo includes salary from June 8, 2010 to September 30, 2010.   TransTech was acquired June 8, 2010.

(2)    The 2010 amount for Mr. Erickson reflects 2,000,000 shares of restricted common stock issued by the Company on May 10, 2010. The restricted common stock was issued at the closing bid price of $.02 per share on May 7, 2010. The 2010 amount for Mr. Scott reflects 1,000,000 shares of restricted common stock issued by the Company on May 10, 2010. The restricted common stock was issued at the closing bid price of $.02 per share on May 7, 2010.

(3)   These amounts reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years then ended September 30, 2010, in accordance with FASB ASC Topic 718 of awards pursuant to the 2005 Stock Option Plan. Assumptions used in the calculation of this amount are included in footnotes to the Company's audited financial statements for the fiscal years then ended September 30, 2011, 2010 and 2009. There were no grants issued in 2011 and 2012.

(4)   The 2010 amount for 2010 for Mr. Scott includes consulting fees paid from May 5, 2010 to September 30, 2010. During 2011, the Compensation Committee and the Board compensated Mr. Erickson with a monthly consulting fee of $12,500 effective May 1, 2011.  Mr. Scott was paid consulting income of $8,000 per month. During 2012, the Compensation Committee and the Board compensated Mr. Erickson with a monthly consulting fee of $12,500 through May 31, 2011.  Mr. Scott was paid consulting income of $8,000 per month through May 31, 2012. Mr. James Gingo was provided perquisites and other personal benefits, including medical insurance and a 401 plan.

Grants of Stock Based Awards in Fiscal Year Then Ended September 30, 2012

The Compensation Committee did not provide performance-based incentive compensation paid to the named executive officers during 2012 based on the financial condition of the Company and the awards issued in 2010.

Outstanding Equity Awards as of Fiscal Year Then Ended September 30, 2012

	Option Awards (1)					Stock Awards
	Number of	Number of	Number of					Number of	Market or
	Securities	Securities	Securities			Number of	Market Value	Unearned Shares,	Payout Value of
	Underlying	Underlying	Underlying			Shares or Units	of Shares or	Units or Other	Unearned Shares,
	Unexercised	Unexercised	Unexercised	Option		of Stock	Units of	Rights That	Units, or Other
	Options	Options	Unearned	Exercise	Option	That Have Not	Stock That	Have Not	Rights That Have
	Exercisable	Unexerciseable	Options	Price	Expiration	Vested	Have Not Vested	Vested	Not Vested
Name	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)

Ronald P. Erickson	3,000,000	-	-	$0.15	5/9/2020	-	$-	-	$-

(1)	Mr. Erickson’s stock option grant vested quarterly over two years.

Option Exercises and Stock Vested

The Company’s named executive officers did not exercise any stock options during the year ended March 31, 2012, 2011 and 2010.

Pension Benefits

The Company does not provide any pension benefits.

Nonqualified Deferred Compensation

The Company does not have a nonqualified deferral program.

EMPLOYMENT AGREEMENT

On November 17, 2009, Mr. Erickson assumed the positions of CEO, President and interim CFO, Secretary and Treasurer as a result of the resignation of Mr. Bradley E. Sparks from those positions.  Mr. Sparks continued to serve as a Director of the Company until his resignation on September 6, 2012.  On May 10, 2010, Mr. Erickson resigned from the positions of CFO, Secretary and Treasurer and Mark Scott was appointed to those positions.

The Company closed the acquisition of TransTech on June 8, 2010. James Gingo joined the Board of Directors on June 8, 2010.

Mr. Erickson, Mr. Scott and other named executive officers of Visualant do not have employment agreements.

Agreement with James Gingo

On June 8, 2010, we entered into an Employment Agreement (“Gingo Agreement”) with Mr. Gingo. The Gingo Agreement has a three year term beginning on June 8, 2010 at the annual base salary of $200,000 per year. The Gingo Agreement provides for participation in the Company’s benefit programs available to other employees (including group insurance arrangements). Also under the Gingo Agreement, Mr. Gingo is eligible for discretionary performance bonuses up to 50% of his annual salary based upon performance criteria to be determined by the Company’s Compensation Committee based on criteria under development. If Mr. Gingo’s employment is terminated without Cause (as defined in the Gingo Agreement), Mr. Gingo will be entitled to a payment equal to one year’s annual base salary paid over the next year.

Definitions Used in Employment Agreements

For purposes of the Gingo Agreement described above, the following definitions apply:

As used herein, “Cause” is defined as any of the following events which occur during the term of this agreement: (i) your repeated failure, in the reasonable, good faith judgment of the Board, to substantially perform your reasonable assigned duties or responsibilities as a Service Provider (defined below) as directed or assigned by the Board (other than a failure resulting from your Disability) continuing for a period of thirty (30) days or more following written notice thereof from the Board to you describing in reasonable detail those duties and/or responsibilities that the Board believes you have failed to perform; (ii) your engaging in knowing and intentional illegal conduct that was or is reasonably likely to be materially injurious to TransTech or the Company or its affiliates; (iii) your violation of a federal or state law or regulation, which was known or should have been known to you, applicable to TransTech or the Company’s business which violation was or is likely to be materially injurious to TransTech or the Company; (iv) your breach of a material term of this offer letter or any confidentiality agreement or invention assignment agreement between you and TransTech or the Company following written notice thereof from the Board to you and your failure to cure such breach within twenty (20) days of receipt of such notice; (v) your being convicted of, or entering a plea of nolo contendere to, a felony; or (vi) your committing any material act of dishonesty or fraud against, or the misappropriation of material property belonging to TransTech, the Company or its affiliates.

As used herein, “Change of Control” is defined as any one of the following occurrences: (a) Company is party to a merger or consolidation with or into another entity (or group of entities) (except a merger or consolidation in which the holders of capital stock of the Company immediately prior to such merger or consolidation continue to hold (solely in respect of their interests in the Company’s capital stock immediately prior to such merger or consolidation) at least 50% of the voting power of the capital stock of the Company or the surviving or acquiring entity); (b) the closing of the transfer (whether by merger, consolidation or otherwise), in one transaction or a series of related transactions, to a corporation, person or group of affiliated persons (other than an underwriter of the Company’s securities), of the Company’s securities if, after such closing, such person or group of affiliated persons would hold 50% or more of the outstanding voting stock of the Company, or (c) a sale, lease, assignment, transfer or disposal of all or substantially all of the assets of the Company (other than a pledge of such assets or grant of a security interest therein to a commercial lender in connection with a commercial lending or similar transaction); provided that the following shall not be considered a Change of Control: an equity financing of the Company in which the Company issues shares of its Common Stock or Preferred Stock.

As used herein, “Constructive Termination” is defined as any of the following, without your express written consent:  (i) a change in your title or position or a material reduction of your duties or responsibilities relative to your duties or responsibilities in effect immediately prior to such reduction, or your removal from such title, position, duties and responsibilities, unless you are provided with comparable title, duties, position and responsibilities; provided, however, that a reduction in duties or responsibilities solely by virtue of the Company being acquired and made part of a larger entity (as, for example, when the President of the Company remains as such following a change of control of the Company but is not made the President of the acquiring corporation) shall not constitute “Constructive Termination”; (ii) a reduction by the Company of your fixed cash compensation as in effect immediately prior to such reduction (unless such reduction constitutes a Board-approved, across-the-board salary reduction applicable to all similarly-situated employees at the Company); (iii) a reduction by the Company in the kind or level of employee benefits to which you are entitled immediately prior to such reduction with the result that your overall benefits package is significantly reduced (unless such reduction constitutes a Board-approved, across-the-board benefits reduction applicable to all similarly-situated employees at the Company); (iv) your relocation to a facility or a location more than 100 miles from Aurora, Oregon; or (v) the failure of the Company to obtain the assumption of this offer letter by any successor.

Potential Payments Upon Termination or Change in Control

The Company’s Employment Agreements with the named executive officers have provisions providing for severance payments as discussed below.

James Gingo Termination Payments

Assuming Mr. Gingo’s Employment Agreement does not expire on June 8, 2013, the following table shows the potential payments as of September 30, 2012 if James Gingo was terminated:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 9/30/12	on 9/30/12	on 9/30/12	on 9/30/12	on 9/30/12
Compensation:
Base salary (1)	$-	$-	$200,000	$400,000	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits (2)	$-	$-	$3,199	$12,796	$-
Accrued vacation pay (3)	$3,846	$3,846	$3,846	$3,846	$3,846

Total	$3,846	$3,846	$207,045	$416,642	$3,846

(1)   Reflects twelve month’s severance to be paid upon termination without cause and twenty four months upon termination in a change of control, less any months worked.

(2)   Reflects six and twenty four month’s group insurance based on our cost paid for Mr. Gingo, respectively, without cause or upon termination in a change of control.

(3)   Reflects the value of vacation pay accrued as of September 30, 2012.

DIRECTOR COMPENSATION

The Company uses stock options grants to incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Company considers the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the Board. During year then ended September 30, 2012, Ronald Erickson and James Gingo did not receive any compensation for his service as a director.  The compensation disclosed in the Summary Compensation Table on page 27 represents the total compensation.

Director Summary Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors during the year then ended September 30, 2012.

	Stock	Option
Name	Awards (1)	Awards (1)	Total
Bradley E. Sparks (2)	$4,000	$-	$4,000
Marco Hegyi	-	190,000	190,000
Dr. Masahiro Kawahata	8,000	-	8,000
Jon Pepper	6,000	-	6,000
Yoshitami Arai	8,000	-	8,000
James Gingo	-	-	-
Paul R. Bonderson Jr. (3)	6,000	-	6,000

Total	$32,000	$190,000	$222,000

(1)   Reflects the dollar amount recognized for financial statement reporting purposes for the year then ended September 30, 2012 in accordance with FASB ASC Topic 718. The assumptions used in the valuation of options is included in the Footnotes of the Form 10-K as filed with the SEC on November 13, 2012.  On February 24, 2012, the Board of Directors authorized to Marco Hegyi, our Chairman of the Board, the grant of qualified and non-qualified options to purchase 1,900,000 shares of the Company’s common stock at $0.10 per share. The stock option grants vested 750,000 on February 24, 2012 and 250,000 shares per quarter over two years and expire in ten (10) years. If there is a change in control, the stock option grant is fully vested.

(2)   Mr. Sparks resigned from the Board of Directors effective September 6, 2012.  On September 6, 2012, the Company entered into a Settlement and Release Agreement with Mr. Sparks pursuant to which the Company agreed to (i) pay to Mr. Sparks the sum of $50,750 and issue 513,696 shares of the Company’s common stock as satisfaction in full of amounts owed pursuant to a note issued in 2007 and related accrued interest; and (ii) pay to Mr. Sparks the sum of $39,635 and issue 4,000,000 shares of the Company’s common stock as satisfaction in full of amounts owed to pursuant to a note issued in 2009, related accrued interest, and other liabilities, including accrued compensation of $721,333.  The full Settlement and Release Agreement was filed as Exhibit 10.1 to Form 8-K/A1 filed by the Company on September 12, 2012.

(3)  Mr. Bonderson resigned from the Board of Directors effective April 21, 2012.

Compensation Paid to Board Members

Our independent non-employee directors are not compensated in cash.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of November 13, 2012 by:

•	each director and nominee for director;

•	each person known by us to own beneficially 5% or more of our common stock;

•	each officer named in the summary compensation table elsewhere in this report; and

•	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise indicated below, each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address of each beneficial owner of more than 5% of common stock is Visualant, Inc., 500 Union Street, Suite 420, Seattle, Washington 98101.

	Shares Outstanding
	Amount	Percentage
Directors and Officers-
Ronald P. Erickson	5,423,773	5.8%
Mark Scott	1,068,500	1.1%
Marco Hegyi	375,000	*
Dr. Masahiro Kawahata	1,003,784	1.1%
Jon Pepper	450,000	*
Yoshitami Arai	325,000	*
James Gingo	3,100,000	3.3%
Richard Mander	-
Todd Sames	-
Total Directors and Officers (9 in total)	11,746,057	12.6%

			Shares Outstanding with
	Shares Outstanding		Stock options and Warrants
	Number	Percentage	Amount	Percentage
Greater Than 5% Ownership

Sumitomo Precision Products Co., Ltd.	17,307,693	18.6%	17,307,693	14.0%
1-10 Fuso-cho
Amagasaki
Hyogo 660-0891 Japan

Ronald P. Erickson	5,423,773	5.8%	8,423,773	6.8%
500 Union Street , Suite 406
Seattle, WA 98101

(1)	Reflects the shares beneficially owned by Ronald Erickson as stated in a Schedule 13D filed with the SEC on May 19, 2010, and which has subsequently confirmed the ownership.

(2)	Reflects the shares beneficially owned by Sumitomo Precision Products Co., Ltd as stated in a Schedule 13D filed with the SEC on June 23, 2012, and which has subsequently confirmed the ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related party transactions for the year ended September 30, 2012 are detailed in Footnotes to Form 10K.

Review and Approval of Related Person Transactions

The Company has operated under a Code of Conduct for many years. The Company’s Code of Conduct requires all employees, officers and directors, without exception, to avoid the engagement in activities or relationships that conflict, or would be perceived to conflict, with the Company’s interests or adversely affect its reputation. It is understood, however, that certain relationships or transactions may arise that would be deemed acceptable and appropriate upon full disclosure of the transaction, following review and approval to ensure there is a legitimate business reason for the transaction and that the terms of the transaction are no less favorable to the Company than could be obtained from an unrelated person.

The Audit Committee is responsible for reviewing and approving all transactions with related persons. The Company has not adopted a written policy for reviewing related person transactions. The Company reviews all relationships and transactions in which the Company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed.

Director Independence

The Board has affirmatively determined that each of Messrs. Pepper, Kawahata, Hegyi  and Arai is an independent director.  For purposes of making that determination, the Board used NASDAQ’s Listing Rules even though the Company is not currently listed on NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Dismissal of Madsen & Associates CPA's, Inc.

On September 29, 2012, the Company dismissed Madsen & Associates CPA's, Inc. (“Madsen”) as our independent registered public accounting firm. The decision to change accountants was approved by our Audit Committee.

The Madsen reports on our consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of Madsen on our financial statements for fiscal years 2010 and 2011 contained an explanatory paragraph which noted that there was substantial doubt about our ability to continue as a going concern.

During our fiscal years ended December 31, 2010 and 2011 and through September 29, 2012, (i) there were no disagreements with Madsen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Madsen’s satisfaction, would have caused Madsen to make reference to the subject matter of such disagreements in its reports on our consolidated financial statements for such years, and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K other than: At September 30, 2010, we reported no material weakness in internal control over financial reporting. At September 30, 2011 and during the interim periods through June 30, 2012, we reported a material weakness in internal control. While we have an audit committee, the financial expert is not independent and attended 50% of the committee meetings. The Company is currently reviewing the financial expert situation.

Engagement of PMB Helin Donovan LLP

On September 29, 2012 the Company, upon the Audit Committee’s approval, engaged the services of PMB Helin Donovan LLP (“PMB”) as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements as of September 30, 2012 and for the year then ended. PMB will be performing reviews of the unaudited consolidated quarterly financial statements to be included in the Company’s quarterly reports on Form 10-Q going forward.

During each of the Company’s two most recent fiscal years and through the date of this report, (a) the Company has not engaged PMB as either the principal accountant to audit the Company’s financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) the Company or someone on its behalf did not consult PMB with respect to (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any other matter that was either the subject of a disagreement or a reportable event as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K.

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During fiscal year ended September 30, 2012, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged Madsen & Associates CPA’s, Inc. to perform an annual audit of the Company’s financial statements for the fiscal years ended September 30, 2011, 2010 and 2009. The following is the breakdown of aggregate fees paid to the auditors for the Company for the last three fiscal years:

	Year Ended	Year Ended	Year Ended
	September 30, 2012	September 30, 2011	September 30, 2010
Audit fees	$23,085	$47,972	$7,070
Audit related fees	7,830	10,505	7,310
Tax fees	7,000	3,300	350
All other fees	-	-	35,842

	$37,915	$61,777	$50,572

- “Audit Fees” are fees paid for professional services for the audit of our financial statements.

- “Audit-Related fees” are fees billed by Madsen & Associates CPA’s, Inc. to us for services not included in the first two categories, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

- “Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns.

- “All other fees for 2010 related to the acquisition audit of TransTech Systems, Inc. as of June 8, 2010. The audit was completed by Madsen & Associates CPA’s.

SECTION16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company’s executive officers, directors and 10% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to the Company.

Based solely on a review of copies of reports furnished to the Company, or written representations that no reports were required, the Company believes that during the fiscal year ended September 30, 2012 its executive officers, directors and 10% holders complied with all filing requirements, with the following possible exceptions:

1.	A Form 4/A for Yoshitami Arai dated February 27, 2012 and required to be filed on February 29, 2012 was filed on March 5, 2012.
2.	A Schedule 13D for Bradley E. Sparks dated September 6, 2012 and required to be filed on September 12, 2012 has not been filed.

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

3.2
Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations dated August 18, 2004. Filed as an exhibit to Form 10-Q dated June 30, 2012 and filed with the SEC on May 1, 2012, and incorporated by reference.

3.3	Bylaws incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed on March 11, 1999, File No. 000-25541.

3.4	Amended and Restated Bylaws. Filed as an exhibit to the Company’s Form 8-K dated August 10, 2012 and filed with the SEC on August 17, 2012, and incorporated by reference.

4.1
Visualant, Inc. 2011 Stock Incentive Plan filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A  filed on January 31, 2011, File No. 000-30262-11560322, and incorporated herein by reference.

10.1	Securities Purchase Agreement dated May 19, 2011 by and between Visualant, Inc. and Gemini Master Fund Ltd and Ascendiant Capital Partners, LLC. Filed herewith.

10.2	Registration Rights Agreement dated May 19, 2011 by and between Visualant, Inc. and Gemini Master Fund Ltd and Ascendiant Capital Partners, LLC. Filed herewith.

10.3	Convertible Debenture dated May 19, 2011 by and between Visualant, Inc. and Gemini Master Fund Ltd. Filed herewith.

10.4	Convertible Debenture dated May 19, 2011 by and between Visualant, Inc. and Ascendiant Capital Partners, LLC. Filed herewith.

10.5	Warrant dated May 19, 2011 by and between Visualant, Inc. and Gemini Master Fund Ltd. Filed herewith.

10.6	Warrant dated May 19, 2011 by and between Visualant, Inc. and Ascendiant Capital Markets LLC. Filed herewith.

10.7	Warrant dated May 19, 2011 by and between Visualant, Inc. and Ascendiant Capital Markets LLC. Filed herewith.

10.8	Extension Agreement dated March 12, 2012 by and between Visualant, Inc. and Gemini Master Fund Ltd and Ascendiant Capital Partners, LLC. Filed herewith.

10.9	Second Amendment to Securities Purchase Agreement and Debentures dated August16 , 2012 by and between Visualant, Inc. and Gemini Master Fund Ltd and Ascendiant Capital Partners, LLC. Filed herewith.

10.10	Warrant Purchase Agreement dated August 28, 2012 by and between Visualant, Inc. and Gemini Master Fund Ltd. Filed herewith.

10.11
Memorandum of Understanding dated November 9, 2011 by and between Visualant, Inc. and Susan Winston Diamond Marketing Group. Attached as an exhibit to the Company’s Form 8-K dated November 9, 2011 and filed with the SEC on November 14, 2011, and incorporated by reference.

10.12
Letter of Intent dated February 14, 2012 by and between Visualant, Inc. and Javelin LLC. Filed as an exhibit to Form 10-Q dated June 30, 2012 and filed with the SEC on May 1, 2012, and incorporated by reference.

10.13
License Agreement dated May 31, 2012 by and between Visualant, Inc. and Sumitomo Precision Products Co., Ltd. Filed as an exhibit to the Company’s Form 8-K dated May 31, 2012 and filed with the SEC on June 4, 2012, and incorporated by reference.

10.14
Joint Research and Product Development Agreement dated May 31, 2012 by and between Visualant, Inc. and Sumitomo Precision Products Co., Ltd. Filed as an exhibit to the Company’s Form 8-K dated May 31, 2012 and filed with the SEC on June 4, 2012, and incorporated by reference.

10.15
Stock Purchase Agreement dated May 31, 2012 by and between Visualant, Inc. and Sumitomo Precision Products Co., Ltd. Filed as an exhibit to the Company’s Form 8-K dated May 31, 2012 and filed with the SEC on June 4, 2012, and incorporated by reference.

10.16
Asset Purchase Agreement dated July 31, 2012 by and between Visualant, Inc. and the Javelin LLC. Attached as an exhibit to the Company’s Form 8-K dated July 31, 2012 and filed with the SEC on August 22, 2012, and incorporated by reference.

10.17
Business Development Agreement dated July 31, 2012 by and between Visualant, Inc. and Javelin LLC. Attached as an exhibit to the Company’s Form 8-K dated July 31, 2012 and filed with the SEC on August 22, 2012, and incorporated by reference.

10.18
Settlement and Release Agreement dated September 6, 2012 by and between Visualant, Inc. and Bradley E. Sparks. Attached as an exhibit to the Company’s Form 8-K dated September 6, 2012 and filed with the SEC on September 11, 2012, and incorporated by reference.

21.1	Subsidiaries of the Registrant. Filed as an exhibit to the Company’s Form 10-K dated September 30, 2012. Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 906 Certifications.

32.2	Section 906 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

99.1
TransTech Systems, Inc. audited consolidated financial statements as of and for the years ended December 31, 2009 and 2008, together with the Report of Independent Registered Public Accounting Firm. Filed as an exhibit to the Company’s Form 8-K/A dated June 8, 2010 and filed with the SEC on August 23, 2010 and March 7, 2012, respectively, and incorporated by reference.

99.2
The unaudited Pro Forma Combined Condensed Consolidated Balance Sheet of the Company as of September 30, 2009 and TransTech as of December 31, 2009 and the unaudited Pro Forma Condensed Consolidated Statement of Operations of the Company and TransTech for the twelve months ended September 30, 2009 and December 31, 2009, respectively. Filed as an exhibit to the Company’s Form 8-K/A dated June 8, 2010 and filed with the SEC on August 23, 2010 and March 7, 2012, respectively, and incorporated by reference.

99.3
The unaudited Pro Forma Condensed Consolidated Statement of Operations of the Company and TransTech for the nine months ended June 30, 2010. The unaudited Consolidated Balance Sheet of the Company as of June 30, 2010 is consolidated with TransTech and is included in the Company’s Form 10-Q dated June 30, 2010 and filed with the SEC on August 12, 2010 and March 7, 2012, respectively, and incorporated by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Visualant, Inc.:

We have audited the accompanying balance sheets of Visualant, Inc. (the “Company”) as of September 30, 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended September 30, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visualant, Inc. as of September 30, 2012, and the results of its operations and its cash flows for the year ended September 30, 2012, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has sustained a net loss from operations and has an accumulated deficit since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
PMB Helin Donovan, LLP /s/ PMB Helin Donovan, LLP November 10, 2012 Seattle, Washington

MADSEN & ASSOCIATES CPA’S, INC. Certified Public Accountants and Business Consultants	684 East Vine St. #3 Murray, Utah 84107 Telephone 801-268-2632

Board of Directors
Visualant, Incorporated and Subsidiaries
Seattle, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Visualant, Incorporated and subsidiaries. as of September 30, 2011 and the related statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visualant, Incorporated and subsidiaries as of September 30, 2011 and the results of operations, and cash flows the year September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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
Madsen & Associates CPA’s, Inc., Salt Lake City, Utah,
November 29, 2011

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	September 30, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,141,165	$92,313
Accounts receivable, net of allowance of $16,750 and $16,750, respectively	1,012,697	823,724
Prepaid expenses	222,978	283,204
Inventories	344,692	454,588
Refundable tax assets	29,316	9,080
Total current assets	2,750,848	1,662,909

EQUIPMENT, NET	469,001	522,668

OTHER ASSETS
Intangible assets, net	1,110,111	1,143,090
Goodwill	983,645	983,645
Other assets	6,161	1,091

TOTAL ASSETS	$5,319,766	$4,313,403

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,593,861	$1,206,100
Accounts payable - related parties	73,737	8,093
Accrued expenses	391,311	155,267
Accrued expenses - related parties	5,849	783,732
Deferred revenue	666,667	-
Convertible notes payable	750,000	1,175,000
Note payable - current portion of long term debt	1,631,903	1,537,191
Total current liabilities	5,113,328	4,865,383

LONG TERM LIABILITIES:
Long term debt	4,015	1,014,582

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 90,992,954
and 49,065,669 shares issued and outstanding at 9/30/12 and 9/30/11, respectively	90,993	49,066
Additional paid in capital	13,995,554	9,524,577
Accumulated deficit	(13,915,931)	(11,184,033)
Total stockholders' equity (deficit)	170,616	(1,610,390)
Noncontrolling interest	31,807	43,828

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,319,766	$4,313,403

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended,
	September 30, 2012	September 30, 2011

REVENUE	$7,923,976	$9,136,216
COST OF SALES	6,344,247	7,570,006
GROSS PROFIT	1,579,729	1,566,209
RESEARCH AND DEVELOPMENT EXPENSES	176,944	133,941
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,624,711	3,691,760
OPERATING LOSS	(2,221,926)	(2,259,491)

OTHER INCOME (EXPENSE):
Interest expense	(463,735)	(212,571)
Loss on purchase of outstanding warrants	(500,000)	-
Gain on extinguishment of debt	394,057	-
Other income	36,597	67,458
Total other expense	(533,081)	(145,113)

LOSS BEFORE INCOME TAXES	(2,755,007)	(2,404,604)

Income taxes - current benefit	(29,315)	(9,080)

NET LOSS	(2,725,692)	(2,395,524)

NONCONTROLLING INTEREST	6,206	14,231

NET LOSS ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES COMMON SHAREHOLDERS	$(2,731,898)	$(2,409,756)

Basic and diluted loss per common share attributable to Visualant, Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.04)	$(0.06)

Weighted average shares of common stock outstanding- basic and diluted	65,557,376	42,682,795

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Total
			Additional		Stockholders'
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of September 30, 2010	38,229,374	$38,229	$6,835,647	$(8,774,277)	$(1,900,401)

Stock compensation expense - employee options	-	-	23,586	-	23,586
Stock compensation expense - non-employee options	-	-	129,641	-	129,641
Issuance of common stock for services	1,289,692	1,290	589,014	-	590,304
Issuance of common stock for RATLbab LLC acquisition	1,000,000	1,000	199,000	-	200,000
Issuance of common stock	4,862,462	4,861	1,063,387	-	1,068,248
Issuance of common stock for debenture conversion	2,885,730	2,886	422,115	-	425,001
Issuance of common stock for accrued liabilities	798,411	799	262,188	-	262,987
Net loss	-	-	-	(2,409,756)	(2,409,756)
Comprehensive loss					(2,409,756)

Balance as of September 30, 2011	49,065,669	49,066	9,524,577	(11,184,033)	(1,610,390)

Stock compensation expense - employee options	-	-	27,746	-	27,746
Stock compensation expense - non-employee options	-	-	238,426	-	238,426
Issuance of common stock for services	3,400,000	3,400	323,100	-	326,500
Issuance of common stock	22,664,705	22,664	2,604,005	-	2,626,669
Issuance of common stock for debenture conversion	9,273,795	9,276	415,724	-	425,000
Issuance of common stock for accrued liabilities	825,089	823	37,870	-	38,693
Issuance of common stock for debt extinguishment	4,513,696	4,514	446,856		451,370
Issuance of common stock for asset purchase	1,250,000	1,250	161,250		162,500
Beneficial conversion feature	-	-	216,000	-	216,000
Net loss	-	-	-	(2,731,898)	(2,731,898)
Comprehensive loss					(2,731,898)

Balance as of September 30, 2012	90,992,954	$90,993	$13,995,554	$(13,915,931)	$170,616

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended,
	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,731,898)	$(2,409,756)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation and amortization	356,348	384,919
Issuance of capital stock for services and expenses	326,500	660,251
Issuance of capital stock for accrued liabilities	38,693	-
Stock based compensation	266,172	151,118
Amortization of debt discount	-	11,153
Beneficial conversion feature	216,000	-
Gain on sale of assets	(7,690)	(3,911)
Gain on extinguishment of debt	(394,057)	-
Loss on repurchase of outstanding warrants	500,000	-
Changes in operating assets and liabilities:
Accounts receivable	(188,973)	59,844
Prepaid expenses	60,226	(251,833)
Inventory	109,896	168,182
Other assets	(5,070)	-
Accounts payable - trade and accrued expenses	749,248	(81,758)
Deferred revenue	666,667	-
Income tax receivable	(20,236)	(500)
CASH (USED IN) OPERATING ACTIVITIES	(58,174)	(1,312,291)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(109,167)	(121,060)
Proceeds from sale of equipment	9,058	13,377
Purchase of investments-deposit	-	50
NET CASH (USED IN) INVESTING ACTIVITIES:	(100,109)	(107,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	62,098	(136,957)
Repayment of debt	(956,935)	(650,000)
Proceeds from the issuance of common stock	2,626,669	943,233
Repayments of capital leases	(12,676)	(23,221)
Proceeds from the issuance of convertible debt	-	1,300,000
Purchase of outstanding warrants	(500,000)	-
Change in noncontrolling interest	(12,021)	(4,755)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,207,135	1,428,300

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,048,852	8,376

CASH AND CASH EQUIVALENTS, beginning of period	92,313	83,937

CASH AND CASH EQUIVALENTS, end of period	$1,141,165	$92,313

Supplemental disclosures of cash flow information:
Interest paid	$135,828	$164,503
Taxes paid	$-	$3,041

Non-cash investing and financing activities:
Debenture converted to common stock	$425,000	$425,000
Issuance of common stock for acquisition	$-	$200,000
Issuance of common stock for conversion of liabilities	$-	$262,987
Issuance of note payable for acquisition	$-	$100,000
Acquisition of leased equipment	$597	$-
Issuance of common stock for asset purchase	$162,500	$-
Issuance of common stock for debt extinguishment	$451,370	$-

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Visualant, Inc. (the “Company” or “Visualant”) was incorporated under the laws of the State of Nevada on October 8, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value. On September 13, 2002, 50,000,000 shares of preferred stock with a par value of $0.001 were authorized by the shareholders.  There are no preferred shares issued and the terms have not been determined. The Company’s executive offices are located in Seattle, Washington.

The Company developed a unique patented Visualant Spectral Pattern Matching™ "SPM" technology. This technology directs structured light onto a physical substance to capture a Visualant Spectral Signature ™ called a ChromaID™. When matched against existing databases, the ChromaID can be used to identify, detect, or diagnose markers invisible to the human eye. ChromaID scanners can be integrated into a variety of mobile or fixed-mount form factors, making it possible to effectively conduct analyses in the field that could only previously be performed by large and expensive lab-based tests.

The Company entered into a one year Joint Development Agreement on May 31, 2012 with Sumitomo Precision Products Co., Ltd. ("SPP"), which focuses on the commercialization of the SPM technology and a License Agreement providing SPP with an exclusive license of the SPM technology in identified Asian territories. For more information, visit: http://www.visualant.net.

SPP is publicly traded on the Tokyo and Osaka Stock Exchanges and has operations in Japan, United States, China, United Kingdom, Canada and other parts of the world. Additional information on SPP is available at http://www.spp.co.jp/English/index2-e.html.

Through the Company’s wholly owned subsidiary, TransTech based in Aurora, Oregon, the Company provides value added security and authentication solutions to corporate and government security and law enforcement markets throughout the United States.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $2,725,692 and $2,395,525 for the years ended September 30, 2012 and 2011, respectively. The Company’s current liabilities exceeded its current assets by approximately $2.4 million as of September 30, 2012.  Our net cash used in operating activities was $58,174 for the year ended September 30, 2012.

As of September 30, 2012, the Company had $1,141,165 in cash. The Company needs to obtain additional financing to implement its business plan and service our debt repayments. However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

The Company anticipates that it will record losses from operations for the foreseeable future. As of September 30, 2012, our accumulated deficit was $13.9 million.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2012 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of September 30, 2012, the Company had no uninsured cash.

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

INVENTORIES - Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $10,000 reserve for impaired inventory as of September 30, 2012 and 2011.

EQUIPMENT - Equipment consists of machinery, leasehold improvements, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 2-10 years, except for leasehold improvements which are depreciated over 5-20 years.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The Company amortizes the intangible assets and intellectual property acquired in connection with the acquisition of TransTech Systems, Inc. (“TransTech”), over sixty months on a straight - line basis, which was the time frame that the management of the Company was able to project forward for future revenue, either under agreement or through expected continued business activities.  Intangible assets and intellectual property acquired from RATLab LLC (“RATLab”) and Javelin LLC (“Javelin”) are recorded likewise.

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

FAIR VALUE MEASUREMENTS- Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels as follows:

Level 1 - Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 - Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets in nonactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 - Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis. The Company accounts for fair value measurements in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurement. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

REVENUE RECOGNITION – TransTech revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Sumitomo Precision Products License fee is being recorded as revenue over the life the Joint Development Agreement discussed below. The Company recorded deferred revenue of $666,667 and $0 as of September 30, 2012 and 2011, respectively.

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

INCOME TAXES - Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of September 30, 2012 and September 30, 2011, the Company had refundable tax assets related to TransTech of $29,316 and $9,080, respectively.

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of September 30, 2012, there were options outstanding for the purchase of 5,920,000 common shares, warrants for the purchase of 3,369,050 common shares, and an undetermined number shares of common stock related to convertible debt, which could potentially dilute future earnings per share. As of September 30, 2011, there were options outstanding for the purchase of 6,920,000 common shares, warrants for the purchase of 4,569,050 common shares, an undetermined number shares of common stock related to convertible debt, which could potentially dilute future earnings per share.

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

On May 12, 2011, the FASB issued ASU 2011-04, Fair Value Measurement, which requires measurement uncertainty disclosure in the form of a sensitivity analysis of unobservable inputs to reasonable alternative amounts for all Level 3 recurring fair value measurements. ASU 2011-04 became effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted this guidance in the third quarter of Fiscal 2012. The adoption of this guidance requires additional disclosures, but did not have any impact on the Company’s consolidated results of operations, financial position, or cash flows.

On June 16, 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revised the manner in which entities present comprehensive income in their financial statements. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 (our Fiscal 2013). The Company does not believe that the adoption of this will have a significant impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which simplified the manner in which entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform a quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test becomes optional. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011 (our Fiscal 2013). The Company does not believe that the adoption of this will have a significant impact on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

4.	DEVELOPMENT OF SPECTRAL PATTERN MATCHING TECHNOLOGY

The Company has developed a unique patented Visualant Spectral Pattern Matching™ "SPM" technology. This technology directs structured light onto a physical substance to capture a Visualant Spectral Signature ™ called a ChromaID™. When matched against existing databases, the ChromaID can be used to identify, detect, or diagnose markers invisible to the human eye. ChromaID scanners can be integrated into a variety of mobile or fixed-mount form factors, making it possible to effectively conduct analyses in the field that could only previously be performed by large and expensive lab-based tests.

Visualant Spectral Pattern Matching and the ChromaID profile were developed over a seven year period by Professors Dr. Tom Furness and Dr. Brian Showngerdt of RATLab LLC under contract to Visualant. The technology is now being transferred into products and a ScanHead module. Visualant has partnered with Sumitomo Precision Products to manufacture the ScanHead and reduce the technology to a reliable and cost effective form. The first demonstration of this is the Cyclops6 ChromaID Scanner which was demonstrated at the Japanese Instrumentation Manufacturing Association trade show in Tokyo in October 2012. The Cyclops 6 ChromaID Scanner can be used to evaluate the technology for flat surface applications and has sensitivity from 350nm to 1450nm.

Visualant is pursuing an aggressive patent strategy to expand our unique intellectual property in the United States and Japan. The following patents have been issued to date:

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

On November 1, 2012, the Company announced that it was issued US Patent No. 8,285,510 entitled “System and Method of Evaluating an Object Using Electromagnetic Energy” by the United States Office of Patents and Trademarks.

On June 7, 2011, the Company closed the acquisition of all Visualant related assets of the RATLab LLC (“RATLab”). The RATLab is a Seattle based research and development laboratory created by Dr. Tom Furness, founder and Director of the HITLab International, with labs at Seattle, University of Canterbury in New Zealand, and the University of Tasmania in Australia. With this acquisition, the Company consolidated all intellectual property relating to the SPM technology except for environmental field of use.  The Company acquired the Visualant related assets of the RATLab for (i) 1,000,000 shares of our common stock at closing valued at $0.20 per share, the price during the negotiation of this agreement; (ii) $250,000 (paid); and (iii)  payment of the outstanding promissory note owing to Mr. Furness in the amount of $65,000 with accrued interest of $24,675 (paid).

On July 31, 2012, the Company closed the acquisition of the environmental field of use of its SPM technology from Javelin LLC (“Javelin”). The Company acquired the Visualant related assets of Javelin for (i) 1,250,000 shares of our common stock at closing valued at thirteen ($0.13) per share, the price during the negotiation of this agreement; and (ii)  $100,000, with $20,000 payable at closing and $80,000 to be paid in four equal installments over a period of eight months. In addition, Company entered into a Business Development Agreement which will pay Javelin ten percent (10%) on the gross margin received by Visualant from license agreements and joint venture developments sourced by Javelin.

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

SPP is publicly traded on the Tokyo and Osaka Stock Exchanges and has operations in Japan, United States, China, United Kingdom, Canada and other parts of the world. Additional information on SPP is available at http://www.spp.co.jp/English/index2-e.html.

6.	ACQUISITION OF TRANSTECH

The Company closed the acquisition of TransTech of Aurora, Oregon on June 8, 2010. On this date, the Company entered into a Stock Purchase, Security and Stock Pledge Agreements which are included as Exhibits to the Form 10-Q filed with the SEC on August 12, 2010.

TransTech, founded in 1994, is a distributor of access control and authentication systems serving the security and law enforcement markets.   With recorded revenues of $7.6 million in 2012, TransTech has a respected national reputation for outstanding product knowledge, sales and service excellence.

This acquisition is expected to accelerate market entry and penetration through the acquisition of well-operated and positioned distributors of security and authentication systems like TransTech, thus creating a natural distribution channel for products featuring the company’s proprietary SPM technology.

The Company acquired its 100% interest in TransTech by issuing a Promissory Note (“Note”) to James Gingo, the President of TransTech, in the amount of $2,300,000, plus interest at the rate of three and one-half percent (3.5%) per annum from the date of the Note. The Note is secured by a security interest in the stock and assets of TransTech, and is payable over a period of three (3) years.

On June 8, 2010, the Company issued a total of 3,800,000 shares of restricted common stock of the Company to James Gingo, Jeff Kruse and Steve Waddle, executives of TransTech, and Paul Bonderson, a TransTech investor.  The parties valued the shares in this transaction at $76,000 or $0.02 per share, the closing bid price during negotiations.

7.	ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $1,012,697 and $823,724, net of allowance, as of September 30, 2012 and 2011, respectively. The Company had no customers in excess of 10% of our consolidated revenues for the year ended September 30, 2012. The Company had no customers with accounts receivable in excess of 10% as of September 30, 2012. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

8.	INVENTORIES

Inventories were $344,692 and $454,588 as of September 30, 2012 and 2011, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $10,000 reserve for impaired inventory as of September 30, 2012 and 2011.

9.	FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $469,001 and $522,668 as of September 30, 2012 and 2011, respectively. Accumulated depreciation was $606,509 and $554,884 as of September 30, 2012 and 2011, respectively. Total depreciation expense, was $60,869 and $79,355 for the years ended September 30, 2012 and 2011, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of September 30, 2012 was comprised of the following:

	Estimated	September 30, 2012
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$119,331	$87,039	$206,370
Leasehold improvements	5-20 years	603,612	-	$603,612
Furniture and fixtures	3-10 years	55,307	101,260	$156,567
Software and websites	3- 7 years	64,112	44,849	$108,961
Less: accumulated depreciation		(400,516)	(205,993)	$(606,509)
		$441,846	$27,155	$469,001

Property and equipment as of September 30, 2011 was comprised of the following:

	Estimated	September 30, 2011
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	3-10 years	$134,616	$87,039	$221,655
Leasehold improvements	20 years	600,000	-	$600,000
Furniture and fixtures	3-10 years	45,676	101,260	$146,936
Software and websites	3- 7 years	64,112	44,849	$108,961
Less: accumulated depreciation		(374,021)	(180,863)	$(554,884)
		$470,383	$52,285	$522,668

10.	INTANGIBLE ASSETS

Intangible assets as of September 30, and 2012 and 2011 consisted of the following:

	Estimated	September 30,	September 30,
	Useful Lives	2012	2011

Customer contracts	5 years	$983,645	$983,645
Technology	5 years	712,500	$450,000
Less: accumulated amortization		(586,034)	(290,555)
Intangible assets, net		$1,110,111	$1,143,090

Total amortization expense was $295,479 and $224,979 for the year ended September 30, 2012 and 2011, respectively.

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

The fair value of the RATLab intellectual property associated with the assets acquired was $450,000 estimated by using a discounted cash flow approach based on future economic benefits.. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results.

The fair value of the Javelin intellectual property acquired was $262,500 estimated by using a discounted cash flow approach based on future economic benefits associated with the assests acquired. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results.

11.	ACCOUNTS PAYABLE

Accounts payable were $1,593,861 and $1,206,100 as of  September 30, 2012 and 2011, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.  TransTech had 3 vendors (30.1%, 13.7%, and 12.4%) with accounts payable in excess of 10% of its accounts payable as of September 30, 2012. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

12.	CONVERTIBLE NOTES PAYABLE

On May 19, 2011, the Company entered into a Securities Purchase Agreement (“Agreement”) with Gemini Master Fund, Ltd. (“Gemini”) and Ascendiant Capital Partners, LLC (“Ascendiant”) (Gemini and Ascendiant are collectively referred to as the “Investors”), pursuant to which the Company issued $1.2 million in principal amount of 10% convertible debentures (the “Original Debentures”) which were due May 1, 2012.  The due date of the Original Debentures was extended to September 30, 2012 pursuant to a First Amendment to the Agreement on March 12, 2012, and further extended to September 30, 2013 pursuant to a Second Amendment to the Agreement on August 16, 2012. In addition, the Company issued 5-year warrants to the Investors to collectively purchase 2,400,000 shares of our common stock. The purchase price for the debentures was 83.3% of the face amount, resulting in the Company receiving $1.0 million, less legal fees, placement agent fees and expenses as set forth below. The Agreement includes an additional investment right granted to the Investors, pursuant to which the Investors have the right at any time until September 30, 2013, to purchase up to $1.2 million in principal amount of additional debentures (the “Additional Debentures”) on the same terms and conditions as the Original Debentures, except that the conversion price on the Additional Debentures may have a higher floor.  The conversion price on both the Original Debentures and the Additional Debentures are subject to a potential downward adjustment for any equity sales subsequent to the date of issuance. In conjunction with the purchase of the Additional Debentures, the Investors also have the right to purchase additional warrants. The full terms of the transactions with Gemini and Ascendiant are set forth in the transaction agreements, copies of which are filed with this 10-K as Exhibits 10.1 through 10.10.

On August 28, 2012, the Company entered into a Warrant Purchase Agreement with Gemini and acquired the Gemini Warrant covering the purchase of up to 1.8 million shares, subject to adjustment, by paying $250,000 on August 28, 2012 and agreeing to pay $250,000 on or before November 30, 2012.

As of September 30, 2012, Gemini has $600,000 and Ascendiant has $150,000 remaining in principal amount of Original Debentures outstanding plus accrued interest thereon that is convertible into common shares. Ascendiant also has a warrant for the purchase of up to 600,000 shares of our common stock at an original exercise price of $.35 per share, which exercise price is subject to adjustment and which has been adjusted downward as of the date hereof.  See Exhibit 10.6 filed herewith. In addition, the additional investment and participation rights as defined in the Agreement granted to the Investors were extended from September 30, 2012 to September 30, 2013.

The Company paid legal fees and expenses in the amount of $12,500. Visualant also paid $80,000 or 8.0% of the cash received and issued a five-year warrant for 192,000 shares in placement agent fees to Ascendiant Capital Markets LLC.

The Company filed a registration statement on Form S-1, which was declared effective on August 29, 2011, to register 15,340,361 shares of its common stock, including (i) up to 5,400,000 shares of our common stock for Gemini issuable on conversion and the exercise of a warrant issued to Gemini and (ii) up to 1,992,000 shares of our common stock for Ascendiant issuable on conversion of debt and the exercise of a warrant issued to Ascendiant.  As of September 30, 2012, 7,036,975 shares of the Company’s common stock have been issued to Gemini upon conversion of $300,000 of the convertible debentures and interest of $20,780 at an average of $0.05 per share.  As of September 30, 2012, 3,373,425 shares of the Company’s common stock have been issued to Ascendiant upon conversion of $150,000 of the convertible debentures and interest of $18,671 at an average of $0.05 per share.

During the year ended September 30, 2012, the Company modified its outstanding debentures with an aggregate principal value of $1,200,000. The maturity date has been extended to September 30, 2013, the Investors have converted principal and interest as outlined above at $0.05 and the Company paid a premium to the debenture holders in the form of redeeming the outstanding warrants for $500,000. The fair value of the warrants was calculated using the Black-Scholes-Merton option valuation model. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes valuation model: a term of five years, risk-free rate of 3.92%, volatility of 100%, and dividend yield of zero. Interest expense has been recorded for the loss of $500,000 related to the modification of the debentures.  The difference between the conversion price and the fair market value of the common stock on the commitment date resulted in a beneficial conversion feature recorded of $216,000. Total interest expense recognized, including the beneficial conversion feature was $313,534 during the year ended September 30, 2012.

The conversion of the convertible notes payable and the related warrants will likely result in a substantial dilution of the value of the common shares for all shareholders.

13.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of September 30, 2012 and 2011 consisted of the following:

	September 30,	September 30,
	2012	2011

BFI Finance Corp Secured Credit Facility	$568,475	$506,377
TransTech capitalized leases, net of capitalized interest	17,943	31,216
Related party notes payable-
James Gingo Promissory Note	1,000,000	1,650,000
RATLab LLC	-	150,000
Bradley E. Sparks	-	73,228
Lynn Felsinger	49,500	82,000
Ronald P. Erickson and affiliated parties	-	58,952
Total debt	1,635,918	2,551,773
Less current portion of long term debt	(1,631,903)	(1,537,191)
Long term debt	$4,015	$1,014,582

BFI Finance Corp Secured Credit Facility

On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with BFI Finance Corp to fund its operations.  The rate is prime interest + 2.5%, with a floor for prime interest of 5.5%.  On June 12, 2012, the secured credit facility was renewed for 6 months, with a floor for Prime of 4.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $700,000, and 35% of inventory value, not to exceed $300,000, for a total cap of $1,000,000. As of September 30, 2012, the outstanding balance under this facility was $568,475. The secured credit facility is guaranteed by James Gingo, the President of TransTech.

The Company’s revolving credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility.

Capitalized Leases

TransTech has capitalized leases for equipment. The leases have a remaining lease term of 9-34 months. The aggregate future minimum lease payments under capital leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended September 30,	Total
2013	$13,928
2014	3,332
2015	683
2016	-
2017	-
Total	17,943
Less current portion of capitalized leases	(13,928)
Long term capital leases	$4,015

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

On April 30, 2009, accounts payable owed to Lynn Felsinger, a consultant, totaling $82,000 were converted into a demand note. As of September 30, 2012, the outstanding note payable totaled $49,500.

An affiliate of Mr. Erickson, our Chief Executive Officer, Juliz I Limited Partnership, loaned the Company operating funds during fiscal 2009.  The Company repaid the loan during the year ended September 30, 2012.

Additionally, Mr. Erickson incurred expenses on behalf of the Company for a total of $24,322 during the 2009 fiscal year.  This balance was converted into a loan as of September 30, 2009. The Company repaid the loan during the year ended September 30, 2012.

Aggregate maturities for notes payable, capitalized leases and long term debt by year are as follows:

Years Ended September 30,	Total
2013	$1,631,903
2014	3,332
2015	683
2016	-
2017	-
Total	$1,635,918

14.	EQUITY

Unless otherwise indicated, all of the following private placements of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, as noted below). All of the shares issued were issued in private placements not involving a public offering, are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

The Company had the following equity transactions during the year ended September 30, 2011:

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

As of September 30, 2012, the Company has issued to Ascendiant 5,365,884 shares for $383,141 or $.071 per shares under the Securities Purchase Agreement dated June 17, 2011.  In addition, the Company issued to Ascendiant during 2011 and 2012 a total of 1,490,943 shares for $193,370 or $.131 per shares under the Securities Purchase Agreement excluding the commitment and legal fees.

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

The Company had the following equity transactions during the year ended September 30, 2012:

 On October 5, 2011, the Company entered into a Financial Consultant Agreement (“Agreement”) with D. Weckstein and Co, Inc. (“Weckstein”) The Agreement expires July 31, 2016. Under the Agreement, Weckstein was awarded 1,000,000 shares of common stock on November 7, 2011. The shares were valued at $0.07 per share, the closing price on November 7, 2011. In addition, the Company paid $10,000 to Weckstein

On December 15, 2011, the Company issued 100,000 shares of restricted common stock to Todd Weaver for product development work. The shares were valued at $0.12 per share, the closing price on November 29, 2011, and do not have registration rights.

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

On July 31, 2012, the Company closed the acquisition of the environmental field of use of its SPM technology from. The Company acquired the Visualant related assets of Javelin for (i) 1,250,000 shares of our common stock at closing valued at thirteen ($0.13) per share, the price during the negotiation of this agreement; and (ii)  $100,000, with $20,000 payable at closing and $80,000 to be paid in four equal installments over a period of eight months. In addition,

On September 6, 2012, the Company signed a Settlement and Release Agreement (“Sparks Agreement”) with Mr. Sparks, the former CEO and Director and a cousin of Ronald Erickson. The Sparks Agreement required (i) payment of $50,750 (paid) and issuance of 513,696 shares of our common stock for full payment on a note and related accrued interest of $66,780; (ii) payment of $39,635to Mr. Sparks for a note, accrued interest and other liabilities (paid); and (iii) issuance of 4,000,000 restricted shares of our common stock to Mr. Spark for unpaid compensation in the amount of $721,333. The above is full settlement of all outstanding liabilities due to Mr. Sparks.

On September 18, 2012 the Company issued 500,000 shares of restricted common stock to NVPR, LLC for services. The shares were valued at $0.13 per share. The shares do not have registration rights.

On September 28, 2012 the Company issued 250,000 shares of restricted common stock to Clayton McKeekin for services. The shares were valued at $0.13 per share. The shares do not have registration rights.

As of September 30, 2012, 7,036,975 shares of the Company’s common stock have been issued to Gemini upon conversion of $300,000 of the convertible debentures and interest of $20,780 at an average of $0.05 per share.

As of September 30, 2012, 3,373,425 shares of the Company’s common stock have been issued to Ascendiant upon conversion of $150,000 of the convertible debentures and interest of $18,671 at an average of $0.05 per share.

On October 22, 2012, the Company filed an Amended Registration Statement on Form S-1 for 7,600,000 shares of common stock. The Registration Statement primarily registered shares for Ascendiant, Coventry Capital LLC and National Securities Corporation and affiliates and was declared effective by the SEC on October 25, 2012.

Warrants, and any potential adjustments, are discussed in this Footnote and Footnote 12, Convertible Notes Payable.

A summary of the warrants issued as of September 30, 2012 were as follows:

	September 30, 2012
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	4,569,050	0.410
Issued	600,000	0.100
Exercised	-	-
Forfeited	-	-
Expired	(1800000)	(0.500)
Outstanding at end of period	3,369,050	0.307
Exerciseable at end of period	3,369,050

A summary of the status of the warrants outstanding as of September 30, 2012 is presented below:

	September 30, 2012
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
600,000	2.50	$0.100	600,000	$0.100
1,359,073	1.26	0.20-0.29	1,359,073	0.20-0.29
117,977	1.55	0.30-0.39	117,977	0.30-0.39
500,000	1.38	0.40-0.49	500,000	0.40-0.49
792,000	3.63	0.500	792,000	0.500

3,369,050	2.27	$0.307	3,369,050	$0.307

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the year ended September 30, 2012 were as follows:

Assumptions
Dividend yield	0%
Expected life	3
Expected volatility	143%
Risk free interest rate	2%

At September 30, 2012, vested warrants totaling 3,369,050 shares had an aggregate intrinsic value of $572,739.

15.	STOCK OPTIONS

Description of Stock Option Plan

On April 29, 2011, the 2011 Stock Incentive Plan was approved at the Annual Stockholder Meeting. The Company has 6,100,000 options to purchase common stock available to issue under the 2011 Stock Incentive Plan.

Determining Fair Value Under ASC 505

The Company records compensation expense associated with stock options and other equity-based compensation using the Black-Scholes-Merton option valuation model for estimating fair value of stock options granted under our plan. The Company amortizes the fair value of stock options on a ratable basis over the requisite service periods, which are generally the vesting periods. The expected life of awards granted represents the period of time that they are expected to be outstanding.  The Company estimates the volatility of our common stock based on the historical volatility of its own common stock over the most recent period corresponding with the estimated expected life of the award. The Company bases the risk-free interest rate used in the Black Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. The Company has not paid any cash dividends on our common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes-Merton option valuation model and adjusts share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed.

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

During 2012, the Company agreed to grant, subject to shareholder approval at the 2013 annual shareholder meeting, of an increase in the number of shares available under the Company’s Stock Incentive Plan, stock option grants totaling 5,000,000 shares of common stock to five directors and three employees for services provided during 2012. The shares were granted under the 2011 Stock Incentive Plan.

There are currently 5,920,000 options to purchase common stock at $0.131 per share outstanding at September 30, 2012 under the 2011 Stock Incentive Plan. The Company recorded $266,172 and $153,227 of compensation expense, net of related tax effects, relative to stock options for the year ended September 30, 2012 and 2011 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of September 30, 2012, there is approximately $96,180 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately two years.

Stock option activity for the years ended September 30, 2012 and 2011 are summarized as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2010	4,735,000	$0.289	$1,366,250
Granted	2,320,000	0.339	785,800
Exercised	-	-	-
Forfeitures	(135,000)	(0.750)	(101,250)
Outstanding as of September 30, 2011	6,920,000	0.296	2,050,800
Granted	2,200,000	0.104	229,000
Exercised	-	-	-
Forfeitures	(3,200,000)	(0.470)	(1,503,000)
Outstanding as of September 30, 2012	5,920,000	$(0.131)	$776,800

The following table summarizes information about stock options outstanding and exercisable at September 30, 2012:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
0.090	500,000	7.75 years	$0.090	375,000	$0.090
0.100	1,900,000	9.50 years	0.100	1,250,000	0.100
0.120	200,000	2.25 years	0.120	50,000	0.120
0.150	100,000	2.75 years	0.150	100,000	0.150
0.150	3,000,000	7.75 years	0.150	3,000,000	0.150
0.240	220,000	3.25 years	0.240	128,333	0.240
	5,920,000	7.86 years	$0.131	4,903,333	$0.141

There is no aggregate intrinsic value of the exercisable options as of September 30, 2012.

16.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

See Note 13 for discussion of notes payable issued to the Company’s former CEO and President during the quarter ended March 31, 2007.   Other than the note payable, related interest and payroll related accruals, all amounts are recorded in the related party accounts payable balance.  As of the filing date, Mr. Erickson beneficially owns 5,423,773 shares of common stock.

Mr. Sparks resigned from the Board of Directors effective September 6, 2012.  On September 6, 2012, the Company entered into a Settlement and Release Agreement with Mr. Sparks pursuant to which the Company agreed to (i) pay to Mr. Sparks the sum of $50,750 and issue 513,696 shares of the Company’s common stock as satisfaction in full of amounts owed pursuant to a note issued in 2007 and related accrued interest; and (ii) pay to Mr. Sparks the sum of $39,635 and issue 4,000,000 shares of the Company’s common stock as satisfaction in full of amounts owed to pursuant to a note issued in 2009, related accrued interest, and other liabilities, including accrued compensation of $721,333.  The full Settlement and Release Agreement was filed as Exhibit 10.1 to Form 8-K/A1 filed by the Company on September 12, 2012.

The Company paid $195,000 for fees due two directors for their services on closing the SPP transactions. The Company paid $60,000 on June 25, 2012 and $135,000 on July 25, 2012.

17.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company that are expected to have a material adverse effect on its cash flows, financial condition or results of operations.

EMPLOYMENT AGREEMENTS

Mr. Erickson, Mr. Scott and other named executive officers of Visualant do not have employment agreements.

Agreement with James Gingo

On June 8, 2010, the Company entered into an Employment Agreement (“Gingo Agreement”) with Mr. Gingo. The Gingo Agreement has a three year term beginning on June 8, 2010 at the annual base salary of $200,000 per year. The Gingo Agreement provides for participation in the Company’s benefit programs available to other employees (including group insurance arrangements). Also under the Gingo Agreement, Mr. Gingo is eligible for discretionary performance bonuses up to 50% of his annual salary based upon performance criteria to be determined by the Company’s Compensation Committee based on criteria under development. If Mr. Gingo’s employment is terminated without Cause (as defined in the Gingo Agreement), Mr. Gingo will be entitled to a payment equal to one year’s annual base salary paid over the next year.

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment.

Corporate Offices

The Company’s executive office is located at 500 Union Street, Suite 420, Seattle, Washington, USA, 98101. On August 1, 2012, we entered into a lease which expires August 31, 2014. The monthly lease rate is $1,944 for the year ending August 31, 2013 and $2,028 for the year ending August 31, 2014.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended September 30,	Total
2013	$78,396
2014	81,348
2015	57,012
2016	23,755
2017	-
Beyond	-
Total	$240,511

NOTE 18 – INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Pretax losses arising from United States operations were approximately $1,522,000 for the year ended September 30, 2012. Pretax losses arising from United States operations were approximately $2,534,000 for the year ended September 30, 2011.

The Company has non- US net operating loss carryforwards of approximately $11,877,200, which expire in 2019-2030 and US of approximately $11,877,200 which expire in 2019-2030. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $1,164,000 and $1,151,000 was established as of September 30, 2012 and 2011, respectively. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

For the year ended September 30, 2012, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and warrants issued for services.

The principal components of the Company’s deferred tax assets at September 30, 2012 are as follows:

	2012	2011
U.S. operations loss carry forward at statutory rate of 42.6%	$(1,163,832)	$(1,151,090)
Less Valuation Allowance	1,163,832	1,151,090
Net Deferred Tax Assets	-	-
Change in Valuation allowance	$-	$-

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the period ended September 30, 2012 and 2011 is as follows:

	2012	2011
Federal Statutory Rate	-42.6%	-42.6%
Increase in Income Taxes Resulting from:
Change in Valuation allowance	42.6%	42.6%
Effective Tax Rate	0.0%	0.0%

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued.

19.	SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued.

As of November 13, 2012, 4,512,603 shares of the Company’s common stock have been issued to Ascendiant upon conversion of $200,000 of the convertible debentures and interest of $25,630 at an average of $0.05 per share.

As of November 13, 2012, the Company has issued to Ascendiant 6,358,933 shares for $483,141 or $.076 per shares under the Securities Purchase Agreement dated June 17, 2011.

REPORT ON MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management assessed the corporation's system of internal control over financial reporting as of September 30, 2012, in relation to criteria for effective internal control over financial reporting as described in "Internal Control--Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of September 30, 2012, its system of internal control over financial reporting is not effective based on the criteria of the "Internal Control--Integrated Framework".

/s/ Ronald P. Erickson	/s/ Mark Scott
Ronald P. Erickson	Mark Scott
Chief Executive Officer	Chief Financial Officer

Seattle, WA
November 13, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Visualant, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INC.

Date: November 13, 2012	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Ronald P. Erickson	Chief Executive Officer, President and Director	November 13, 2012
Ronald P. Erickson	(Principal Executive Officer)

/s/ Mark Scott	Chief Financial Officer and Secretary	November 13, 2012
Mark Scott	(Principal Financial/Accounting Officer)

/s/ James Gingo	Management Director	November 13, 2012
James Gingo

/s/ Marco Hegyi	Chairman of the Board, Independent Director	November 13, 2012
Marco Hegyi

/s/ Jon Pepper	Independent Director	November 13, 2012
Jon Pepper

/s/ Dr. Masahiro Kawahata	Independent Director	November 13, 2012
Dr. Masahiro Kawahata

/s/ Yoshitami Arai	Independent Director	November 13, 2012
Yoshitami Arai