Form 10-Q
period 2012-12-31
VISUALANT INC
filed 2013-02-11
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☐      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to ________

Commission File number               000-30262

VISUALANT, INCORPORATED

(Exact name of registrant as specified in charter)

Nevada	91-1948357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Union Street, Suite 420, Seattle, Washington USA	98101
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of February 11, 2013: 109,928,606 shares

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	September 30, 2012
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$602,077	$1,141,165
Accounts receivable, net of allowance of $16,750 and $16,750, respectively	746,788	1,012,697
Prepaid expenses	151,194	222,978
Inventories	710,808	344,692
Refundable tax assets	9,887	29,316
Total current assets	2,220,754	2,750,848

EQUIPMENT, NET	461,404	469,001

OTHER ASSETS
Intangible assets, net	1,025,304	1,110,111
Goodwill	983,645	983,645
Other assets	6,161	6,161

TOTAL ASSETS	$4,697,268	$5,319,766

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$1,906,053	$1,593,861
Accounts payable - related parties	-	73,737
Accrued expenses	414,358	391,311
Accrued expenses - related parties	-	5,849
Deferred revenue	416,667	666,667
Convertible notes payable	650,000	750,000
Note payable - current portion of long term debt	1,548,659	1,631,903
Total current liabilities	4,935,737	5,113,328

LONG TERM LIABILITIES:
Long term debt	3,273	4,015

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 94,428,058
and 90,992,954 shares issued and outstanding at 12/31/12 and 9/30/12, respectively	94,428	90,993
Additional paid in capital	14,242,207	13,995,554
Accumulated deficit	(14,616,867)	(13,915,931)
Total stockholders' (deficit) equity	(280,232)	170,616
Noncontrolling interest	38,490	31,807

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$4,697,268	$5,319,766

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,
	December 31, 2012	December 31, 2011

REVENUE	$2,055,363	$1,812,853
COST OF SALES	1,521,968	1,489,605
GROSS PROFIT	533,395	323,248
RESEARCH AND DEVELOPMENT EXPENSES	166,379	39,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,050,444	795,828
OPERATING LOSS	(683,428)	(511,580)

OTHER INCOME (EXPENSE):
Interest expense	(40,265)	(58,538)
Other income	12,870	7,304
Total other expense	(27,395)	(51,234)

LOSS BEFORE INCOME TAXES	(710,823)	(562,814)

Income taxes - current benefit	(9,887)	(7,948)

NET LOSS	(700,936)	(554,866)

NONCONTROLLING INTEREST	6,683	4,755

NET LOSS ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES COMMON SHAREHOLDERS	$(707,619)	$(559,621)

Basic and diluted loss per common share attributable to Visualant, Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding- basic and diluted	93,401,103	52,338,958

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,
	December 31, 2012	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(700,936)	$(559,621)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation and amortization	102,080	157,297
Issuance of capital stock for services and expenses	19,500	86,246
Issuance of capital stock for accrued liabilities	14,602	-
Stock based compensation	16,014	78,698
Amortization of debt discount	-	100,085
(Loss) on sale of assets	(7,056)	(2,217)
Provision for losses on accounts receivable	310	156
Changes in operating assets and liabilities:
Accounts receivable	265,599	70,520
Prepaid expenses	71,784	(77,525)
Inventory	(366,116)	(43,048)
Accounts payable - trade and accrued expenses	255,653	110,799
Deferred revenue	(250,000)	-
Income tax receivable	19,429	1,132
CASH (USED IN) OPERATING ACTIVITIES	(559,137)	(77,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,469)	849
Proceeds from sale of equipment	7,849	2,450
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:	(2,620)	3,299

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(50,694)	-
Proceeds from line of credit	-	72,106
Repayment of debt	(30,000)	-
Proceeds from the issuance of common stock	99,972	88,766
Repayments of capital leases	(3,292)	(3,446)
Proceeds from the issuance of convertible debt	-	(100,000)
Change in noncontrolling interest	6,683	(4,324)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	22,669	53,102

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(539,088)	(21,077)

CASH AND CASH EQUIVALENTS, beginning of period	1,141,165	92,313

CASH AND CASH EQUIVALENTS, end of period	$602,077	$71,236

Supplemental disclosures of cash flow information:
Interest paid	$14,470	$13,813
Taxes paid	$-	$-

Non-cash investing and financing activities:
Debenture converted to common stock	$100,000	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

Through the Company’s wholly owned subsidiary, TransTech Systems, Inc. (“TransTech”), based in Aurora, Oregon, the Company provides value added security and authentication solutions to corporate and government security and law enforcement markets throughout the United States.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,725,692 and $2,395,525 for the years ended September 30, 2012 and 2011, respectively. The Company’s current liabilities exceeded its current assets by approximately $2.7 million as of December 31, 2012.  Our net cash used in operating activities was $58,174 for the year ended September 30, 2012.

As of December 31, 2012, the Company had $602,077 in cash. The Company needs to obtain additional financing to implement its business plan and service its debt repayments, including approximately $1,000,000 due to James Gingo on June 8, 2013. However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2012, our accumulated deficit was $14.6 million.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2012 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of December 31, 2012, the Company had no uninsured cash.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS - Accounts receivable consist primarily of amounts due to the Company from normal business activities. The Company maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of the customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required.

INVENTORIES - Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $10,000 reserve for impaired inventory as of December 31, 2012 and September 30, 2012.

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

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

REVENUE RECOGNITION – TransTech revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Sumitomo Precision Products License fee is being recorded as revenue over the life the Joint Development Agreement discussed below. The Company recorded deferred revenue of $416,667 and $666,667 as of December 31, 2012 and September 30, 2012, respectively.

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

INCOME TAXES - Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of December 31, 2012 and September 30, 2012, the Company had refundable tax assets related to TransTech of $9,887 and $29,316, respectively.

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2012, there were options outstanding for the purchase of 5,920,000 common shares, warrants for the purchase of 3,369,050 common shares, and an undetermined number shares of common stock related to convertible debt, which could potentially dilute future earnings per share. As of December 31, 2011, there were options outstanding for the purchase of 5,920,000 common shares, warrants for the purchase of 4,377,050 common shares, an undetermined number shares of common stock related to convertible debt, which could potentially dilute future earnings per share.

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

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

6.	ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $746,788 and $1,012,697, net of allowance, as of December 30, 2012 and September 30, 2012, respectively. The Company had no customers in excess of 10% of our consolidated revenues for the three months ended December 31, 2012. The Company had no customers with accounts receivable in excess of 10% as of December 31, 2012. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

7.	INVENTORIES

Inventories were $710,808 and $344,692 as of December 31, 2012 and September 30, 2012, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $10,000 reserve for impaired inventory as of December 31, 2012 and September 30, 2012.

8.	FIXED ASSETS

Fixed assets, net of accumulated depreciation, were $461,404 and $469,001 as of December 31, 2012 and September 30, 2012, respectively. Accumulated depreciation was $624,422 and $606,509 as of December 31, 2012 and September 30, 2012, respectively. Total depreciation expense was $17,273 and $15,546 for the three months ended December 31, 2012 and 2011, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment as of December 31, 2012 were comprised of the following:

	Estimated	December 31, 2012
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$122,957	$87,039	$209,996
Leasehold improvements	5-20 years	603,612	-	603,612
Furniture and fixtures	3-10 years	62,326	101,260	163,586
Software and websites	3- 7 years	63,783	44,849	108,632
Less: accumulated depreciation		(412,319)	(212,103)	(624,422)
		$440,359	$21,045	$461,404

9.	INTANGIBLE ASSETS

Intangible assets as of December 31, 2012 and September 30, 2012 consisted of the following:

	Estimated	December 31,	September 30,
	Useful Lives	2012	2012

Customer contracts	5 years	$983,645	$983,645
Technology	5 years	712,500	$712,500
Less: accumulated amortization		(670,841)	(586,034)
Intangible assets, net		$1,025,304	$1,110,111

Total amortization expense was $84,807 and $71,682 for the three months ended December 31, 2012 and 2011, respectively.

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

The fair value of the RATLab intellectual property associated with the assets acquired was $450,000 estimated by using a discounted cash flow approach based on future economic benefits. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results.

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

Accounts payable were $1,906,053 and $1,593,861 as of December 31, 2012 and September 30, 2012, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.  TransTech had 3 vendors (31.6%, 26.1%, and 15.9%) with accounts payable in excess of 10% of its accounts payable as of December 31, 2012. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

11.	CONVERTIBLE NOTES PAYABLE

On May 19, 2011, the Company entered into a Securities Purchase Agreement (“Agreement”) with Gemini Master Fund, Ltd. (“Gemini”) and Ascendiant Capital Partners, LLC (“Ascendiant”) (Gemini and Ascendiant are collectively referred to as the “Investors”), pursuant to which the Company issued $1.2 million in principal amount of 10% convertible debentures (the “Original Debentures”) which were due May 1, 2012.  The due date of the Original Debentures was extended to September 30, 2012 pursuant to a First Amendment to the Agreement on March 12, 2012, and further extended to September 30, 2013 pursuant to a Second Amendment to the Agreement on August 16, 2012. In addition, the Company issued 5-year warrants to the Investors to collectively purchase 2,400,000 shares of our common stock. The purchase price for the debentures was 83.3% of the face amount, resulting in the Company receiving $1.0 million, less legal fees, placement agent fees and expenses as set forth below. The Agreement includes an additional investment right granted to the Investors, pursuant to which the Investors have the right at any time until September 30, 2013, to purchase up to $1.2 million in principal amount of additional debentures (the “Additional Debentures”) on the same terms and conditions as the Original Debentures, except that the conversion price on the Additional Debentures may have a higher floor.  The conversion price on both the Original Debentures and the Additional Debentures are subject to a potential downward adjustment for any equity sales subsequent to the date of issuance. In conjunction with the purchase of the Additional Debentures, the Investors also have the right to purchase additional warrants. The full terms of the transactions with Gemini and Ascendiant are set forth in the transaction agreements, copies of which are filed with the Company’s 10-K for the year ended September 30, 2012 as Exhibits 10.1 through 10.10.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On August 28, 2012, the Company entered into a Warrant Purchase Agreement with Gemini and acquired the Gemini Warrant covering the purchase of up to 1.8 million shares, subject to adjustment, by paying $250,000 on August 28, 2012 and agreeing to pay $250,000 on or before November 30, 2012.

As of December 31, 2012, Gemini had $600,000 and Ascendiant had $50,000 remaining in principal amount of Original Debentures outstanding plus accrued interest thereon that are convertible into common shares. Ascendiant also had a warrant for the purchase of up to 600,000 shares of our common stock at an original exercise price of $.35 per share, which exercise price is subject to adjustment and which has been adjusted downward as of the date hereof.  See Exhibit 10.6 filed in Form 10-K on November 13, 2013. In addition, the additional investment and participation rights as defined in the Agreement granted to the Investors were extended from September 30, 2012 to September 30, 2013.

The Company paid legal fees and expenses in the amount of $12,500. Visualant also paid $80,000 or 8.0% of the cash received and issued a five-year warrant for 192,000 shares in placement agent fees to Ascendiant Capital Markets LLC.

The Company filed a registration statement on Form S-1, which was declared effective on August 29, 2011, to register 15,340,361 shares of its common stock, including (i) up to 5,400,000 shares of our common stock for Gemini issuable on conversion of its Original Debenture and the exercise of a warrant issued to Gemini, and (ii) up to 1,992,000 shares of our common stock for Ascendiant issuable on conversion of its Original Debenture and the exercise of a warrant issued to Ascendiant.  As of December 31, 2012, 7,036,975 shares of the Company’s common stock have been issued to Gemini upon conversion of $300,000 of the convertible debentures and interest of $20,780 at an average of $0.05 per share.  As of December 31, 2012, 5,665,480 shares of the Company’s common stock have been issued to Ascendiant upon conversion of $250,000 of the convertible debentures and interest of $33,274 at an average of $0.05 per share.

During the year ended September 30, 2012, the Company modified the terms of its outstanding Original Debentures with the Investors having an aggregate principal value of $1,200,000. The maturity date was extended to September 30, 2013, the Investors converted principal and interest as outlined above at $0.05 per share, and the Company paid a premium to Gemini in the form of redeeming its outstanding warrants for $500,000. The fair value of the warrants was calculated using the Black-Scholes-Merton option valuation model. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes valuation model: a term of five years, risk-free rate of 3.92%, volatility of 100%, and dividend yield of zero. Interest expense has been recorded for the loss of $500,000 related to the modification of the debentures.  The difference between the conversion price and the fair market value of the common stock on the commitment date resulted in a beneficial conversion feature recorded of $216,000. Total interest expense recognized, including the beneficial conversion feature was $313,534 during the year ended September 30, 2012.

The conversion of the Original Debentures and the related warrants will likely result in a substantial dilution of the value of the common shares for all shareholders.

See Note 17, Subsequent Events for additional details on Convertible Notes Payable.

12.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of December 31, 2012 and September 30, 2012 consisted of the following:

	December 31,	September 30,
	2012	2012

BFI Finance Corp Secured Credit Facility	$517,781	$568,475
TransTech capitalized leases, net of capitalized interest	14,651	17,943
Related party notes payable-
James Gingo Promissory Note	1,000,000	1,000,000
Lynn Felsinger	19,500	49,500
Total debt	1,551,932	1,635,918
Less current portion of long term debt	(1,548,659)	(1,631,903)
Long term debt	$3,273	$4,015

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BFI Finance Corp Secured Credit Facility

On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with BFI Finance Corp to fund its operations.  The interest rate is prime + 2.5%, with a floor for prime interest of 5.5%.  On December 12, 2012, the secured credit facility was renewed for 6 months, with a floor for Prime of 4.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $700,000, and 35% of inventory value, not to exceed $300,000, for a total cap of $1,000,000. As of December 31, 2012, the outstanding balance under this facility was $517,781. The secured credit facility is guaranteed by James Gingo, the President of TransTech.

The Company’s revolving credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility.

Capitalized Leases

TransTech has capitalized leases for equipment. The leases have a remaining lease term of 22-38 months. The aggregate future minimum lease payments under capital leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended December 31,	Total
2013	$11,378
2014	3,273
2015	0
2016	-
2017	-
Total	14,651
Less current portion of capitalized leases	(11,378)
Long term capital leases	$3,273

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

(ii)       The sum of $650,000, the amount of any accrued interest due on the Bonderson debt owed by James Gingo and interest on the unpaid balance shall be paid to Seller on the earlier of: (A) the two (2) year anniversary of the closing date; or (B) on the closing of $5,000,000 or more in aggregate financing (whether debt, equity or some combination thereof) after the closing date. On July 31, 2012, the Company paid the $650,000 and accrued interest of $66,136 to Mr. Gingo.

(iii)      The remaining balance of the Note and interest thereon shall be paid to Seller on the earlier of: (A) the three year anniversary of the closing date; or (B) on the closing of $7,500,000 or more in aggregate financing (whether debt, equity or some combination thereof) after the closing date.

On April 30, 2009, accounts payable owed to Lynn Felsinger, a consultant, totaling $82,000 were converted into a demand note. As of December 31, 2012, the outstanding note payable totaled $19,500.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Aggregate maturities for notes payable, capitalized leases and long term debt by year are as follows:

Years Ended December 31,	Total
2013	$1,548,659
2014	3,273
2015	0
2016	-
2017	-
Total	$1,551,932

13.	EQUITY

The following equity issuances occurred during the three months ended December 31, 2012:

Unless otherwise indicated, all of the following private placements of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, except as noted below). All of the shares issued were issued in private placements not involving a public offering, are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

On October 8, 2012, Ascendiant converted $50,000 of principal and interest of $6,959 into 1,139,178 shares of common stock at $.050 per share under the Securities Purchase Agreement dated May 19, 2011. A notice filing under Regulation D was filed with the SEC in October 10, 2012.

On October 17, 2012, the Company issued to Ascendiant 993,049 shares for $100,000 or $.101 per shares under the Securities Purchase Agreement dated June 17, 2011. A notice filing under Regulation D was filed with the SEC in October 19, 2012.

On October 26, 2012 the Company issued 150,000 shares of restricted common stock to Manna Advisory Services, LLC, a non-accredited investor for services. The shares were valued at $0.13 per share. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC in October 30, 2012.

0n November 28, 2012, Ascendiant converted $50,000 of principal and interest of $7,644 into 1,152,877 shares of common stock at $.050 per share under the Securities Purchase Agreement dated May 19, 2011. A notice filing under Regulation D was filed with the SEC in November 29, 2012.

14.	STOCK OPTIONS

Description of Stock Option Plan

On April 29, 2011, the 2011 Stock Incentive Plan was approved at the Annual Stockholder Meeting. The Company is authorized to issue options for, and has reserved for issuance, up to 7,000,000 shares of common stock under the 2011 Stock Incentive Plan.

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

Stock Option Activity

The Company has authorized, subject to shareholder approval at the 2013 annual shareholder meeting, an increase in the number of shares available for issuance under the Company’s Stock Incentive Plan from 7 million to 14 million.  Stock option grants totaling 5,100,000 shares of common stock have been made to three directors and four employees for services provided during 2012. These options were authorized for issuance under the 2011 Stock Incentive Plan.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

There are currently 5,920,000 options to purchase common stock at an average exercise price of $0.131 per share outstanding at December 31, 2012 under the 2011 Stock Incentive Plan. The Company recorded $16,014 and $78,698 of compensation expense, net of related tax effects, relative to stock options for the three months ended December 31, 2012 and 2011 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00).

Stock option activity for the three months ended December 31, 2012 and the year ended September 30, 2012:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2011	6,920,000	$0.296		$2,050,800
Granted	2,200,000	0.104		229,000
Exercised	-	-		-
Forfeitures	(3,200,000)	0.470		(1,503,000)
Outstanding as of September 30, 2012	5,920,000	0.131		$776,800
Granted	-	-		-
Exercised	-	-		-
Forfeitures	-	-		-
Outstanding as of December 31, 2012	5,920,000	$0.131		776,800

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
0.090	500,000	7.50 years	0.090	375,000	0.090
0.100	1,900,000	9.25 years	0.100	1,500,000	0.100
0.120	200,000	2.00 years	0.120	66,666	0.120
0.150	100,000	2.50 years	0.150	100,000	0.150
0.150	3,000,000	7.50 years	0.150	3,000,000	0.150
0.240	220,000	3.00 years	0.240	146,740	0.240
	5,920,000	7.61years	$0.131	5,188,406	$0.140

There is no aggregate intrinsic value of the exercisable options as of September 30, 2012.

15.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related party transactions are discussed in Note 12.

16.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company that are expected to have a material adverse effect on its cash flows, financial condition or results of operations.

EMPLOYMENT AGREEMENTS

Mr. Erickson, Mr. Scott and other named executive officers of Visualant do not have employment agreements.

Agreement with James Gingo

On June 8, 2010, the Company entered into an Employment Agreement (“Gingo Agreement”) with Mr. Gingo. The Gingo Agreement has a three year term beginning on June 8, 2010 at the annual base salary of $200,000 per year. The Gingo Agreement provides for participation in the Company’s benefit programs available to other employees (including group insurance arrangements). Also under the Gingo Agreement, Mr. Gingo is eligible for discretionary performance bonuses up to 50% of his annual salary based upon performance criteria to be determined by the Company’s Compensation Committee. If Mr. Gingo’s employment is terminated without Cause (as defined in the Gingo Agreement), Mr. Gingo will be entitled to a payment equal to one year’s annual base salary paid over the next year.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended December 31,	Total
2013	$72,564
2014	81,348
2015	57,012
2016	9,502
2017	-
Beyond	-
Total	$220,426

17. SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to December 31, 2012, the following material transactions occurred:

Agreements with Gemini Master Fund, Ltd. and Ascendiant Capital Partners, LLC (“Investors”)

On January 30, 2013, the Company and the Investors entered into the following additional agreements dated January 23, 2013 but made effective as of the date of their execution by the parties:

(1)           Warrant Purchase Agreement between the Company and Ascendiant pursuant to which the Company repurchased the Ascendiant Warrant for a purchase price of $300,000, which amount is due in full on March 31, 2013.

(2)           Amendment to Warrant Purchase Agreement between the Company and Gemini extending the due date for payment of the balance of the purchase price, including accrued interest thereon, from November 30, 2012 to March 31, 2013.

(3)           AIR Termination Agreement between the Company and Gemini pursuant to which the Company acquired all additional investment rights (“AIR”) of Gemini and Ascendiant under the Securities Purchase Agreement for the sum of $850,000, to be paid pursuant to the terms of a promissory note executed by the Company for the principal amount of $850,000.  The promissory note is payable in two installments of $425,000 each, together with accrued interest thereon at the rate of 5% per annum, due on June 30, 2013 and September 30, 2013.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Conversion of Existing Convertible Debentures

On January 24, 2013, Gemini converted $300,000 of principal and $50,630 of accrued interest on its Debenture into 7,012,603 shares of common stock at a conversion price of $.05 per share.

On January 24, 2013, Ascendiant converted $50,000 of principal and $8,438 of accrued interest on its Debenture into 1,168,767 shares of common stock at a conversion price of $.05 per share.

On January 28, 2013, Gemini converted $300,000 of principal and $50,959 of accrued interest on its Debenture into 7,019,178 shares of common stock at a conversion price of $.05 per share.

Following these conversions, as of January 28, 2013, the outstanding principal amounts and all accrued interest on the Debentures of both Gemini and Ascendiant have been fully converted.

The Company’s equity line of credit with Ascendiant remains outstanding, with available credit of $2,516,859.

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

Through our wholly owned subsidiary, TransTech, based in Aurora, Oregon, we provide value added security and authentication solutions to corporate and government security and law enforcement markets throughout the United States.

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

These scan head modules can then be incorporated into various products produced by third parties for the applications listed above.  Along with the sale of the component parts there is revenue potential from licensing the technology to partners as is the case with SPP. SPP is currently developing a scan head type device and has the rights to produce the components and market them in Asia. There may be other partnership opportunities in Europe and North America and those are being investigated.

Another avenue to revenue is database administration and management services. The ChromaID profile must be stored, managed, kept current or updated and readily accessible. In one model the database can be owned by the end customer but in the case of thousands of ChromaID profiles database management may be outsourced to Visualant or a third party provider.  These database services can be a source of revenue on a per access transaction basis or on a monthly or annual subscription basis.  By using a cell phone to access the database the actual storage location can be cloud based or local depending on the requirements of access and security as defined by the customer.

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

(dollars in thousands)

THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2011

	Three Months Ended December 31,
	2012	2011	$ Variance	% Variance

Revenue	$2,055	$1,813	$242	13.3%
Cost of sales	1,522	1,490	32	2.1%
Gross profit	533	323	210	65.0%
Research and development expenses	166	39	127	325.6%
Selling, general and administrative expenses	1,050	796	254	-31.9%
Operating loss	(683)	(512)	(171)	-33.4%
Other income (expense):
Interest expense	(40)	(58)	18	31.0%
Other income	13	7	6	85.7%
Total other expense	(27)	(51)	24	47.1%
Loss before income taxes	(710)	(563)	(147)	-26.1%
Income taxes - current benefit	(9)	(8)	(1)	-12.5%
Net loss	(701)	(555)	(146)	-26.3%
Non-controlling interest	7	5	2	40.0%
Net loss attributable to Visualant, Inc. common shareholders	$(708)	$(560)	$(148)	-26.4%

SALES

Net revenue for the three months ended December 31, 2012 increased $242,000 to $2,055,000 as compared to $1,813,000 for the three months ended December 31, 2011. The increase was due to license revenue from SPP.

COST OF SALES

Cost of sales for the three months ended December 31, 2012 increased $32,000 to $1,522,000 as compared to $1,490,000 for the three months ended December 31, 2011. The increase was due to product mix at TransTech.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended December 31, 2012 increased $127,000 to $166,000 as compared to $39,000 for the three months ended December 31, 2011. The increase was due to commercialization of Visualant’s SPM technology and the expenses incurred for the Joint Development Agreement with SPP.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended December 31, 2012 increased $254,000 to $1,050,000 as compared to $796,000 for the three months ended December 31, 2011. The increase was due to increased business develop, public relations and investor relation activities.

During the three months ended December 31, 2012, we recorded non-cash expenses of $145,000.

The selling, general and administrative expenses consisted primarily of research and development expenses, employee and independent contractor expenses, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, investor relation, legal, patent, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the three months ended December 31, 2012 was $27,000 as compared to other expense of $51,000 for the three months ended December 31, 2011. The expenses for the three months ended December 31, 2012 included $40,000 for interest expense, offset by $13,000 in other income.  The other expense for the three months ended December 31, 2011 included interest expense of $58,000, offset by other income of $7,000.

NET LOSS

Net loss for the three months ended December 31, 2012 was $701,000 as compared to a net loss of $560,000 for the three months ended December 31, 2011 for the reasons discussed above. The net loss included non-cash expenses of $145,000.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $602,000, a net working capital deficit of approximately $2.7 million and total indebtedness of $1.6 million as of December 31, 2012, including (i) $1 million due to James Gingo on June 8, 2013; (ii) $550,000 for the repurchase of the Gemini and Ascendiant warrants on March 31, 2013; and (iii) $425,000 due under the AIR Termination Agreement on each of June 30, 2013 and September 30, 2013.

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

Our recent efforts to generate additional liquidity, including through sales of our common stock, are described in more detail in the financial statement notes set forth in this Form 10Q.

If we raise additional capital through borrowing or other debt financing, we will incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. When we raise more equity capital in the future, it will result in substantial dilution to our current stockholders.

OPERATING ACTIVITIES

Net cash used in operating activities for the three months ended December 31, 2012 was $559,000. This amount was primarily related to a net loss of $701,000, offset by depreciation and amortization and other non-cash expenses of $145,000.

INVESTING ACTIVITIES

Net cash used in investing activities for the three months ended December 31, 2012 was $2,000. This amount was primarily related to capital expenditures of $10,000, offset by proceeds from the sale of equipment of $7,000.

FINANCING ACTIVITIES

Net cash used in financing activities for the three months ended December 31, 2012 was $23,000. This amount was primarily related to the repayment of debt of $84,000 and change in controlling interest of $7,000, offset by proceeds from the sale of common stock of $99,000.

Our contractual cash obligations as of December 31, 2012 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$220,426	$72,564	$138,360	$9,502	$0
Note payable	1,551,932	1,548,659	3,273	0	0
Capital expenditures	525,000	125,000	150,000	125,000	125,000
Convertible notes payable payaments	1,400,000	1,400,000	0	0	0
	$3,697,358	$3,146,223	$291,633	$134,502	$125,000

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of December 31, 2012, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2012.

While we have an audit committee, we lack a financial expert. By early 2013, the Board expects to appoint an additional independent Director to serve as Audit Committee Chairman who is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002.

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

CHANGES IN INTERNAL CONTROL

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected or is likely to materially affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There are certain inherent risks which will have an effect on the Company’s development in the future and some of these risk factors are noted below but are not all encompassing since there may be others unknown to management at the present time which might have an impact in the future on the development of the Company.

WE WILL NEED ADDITIONAL FINANCING TO PAY OUR DEBTS AND SUPPORT OUR TECHNOLOGY DEVELOPMENT AND ONGOING OPERATIONS.

We had cash of $602,000, a net working capital deficit of approximately $2.7 million and total indebtedness of $1.6 million as of December 31, 2012, including (i) $1 million due to James Gingo on June 8, 2013; (ii) $550,000 for the repurchase of the Gemini and Ascendiant warrants on March 31, 2013; and (iii) $425,000 due under the AIR Termination Agreement on both June 30, 2013 and September 30, 2013.

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

Our recent efforts to generate additional liquidity, including through sales of our common stock, are described in more detail in the financial statement notes set forth in this Form 10Q.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales or issuances of a large number of shares of common stock in the public market (including pursuant to the equity line of credit transaction that we entered into with Ascendiant Capital Partners, LLC or the perception that sales may occur could cause the market price of our common stock to decline. As of February 11, 2013, there were approximately 109.9 million shares of common stock issued and outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

Some of the present shareholders have acquired shares at prices as low as $0.001 per share, whereas other shareholders have purchased their shares at prices ranging from $0.05 to $0.75 per share.

FUTURE ISSUANCE OF COMMON STOCK RELATED TO FAILURE TO PAY AMOUNTS DUE TO REPURCHASE WARRANTS AND ADDITIONAL INVESTMENT RIGHTS MAY HAVE A DILUTING FACTOR ON EXISTING AND FUTURE SHAREHOLDERS.

On May 19, 2011, we entered into a Securities Purchase Agreement (“Agreement”) with Gemini Master Fund, Ltd. (“Gemini”) and Ascendiant Capital Partners, LLC (“Ascendiant”) (Gemini and Ascendiant are collectively referred to as the “Investors”), pursuant to which the Company issued $1.2 million in principal amount of 10% convertible debentures (the “Original Debentures”) which were due May 1, 2012.  The due date of the Original Debentures was extended to September 30, 2012 pursuant to a First Amendment to the Agreement on March 12, 2012, and further extended to September 30, 2013 pursuant to a Second Amendment to the Agreement on August 16, 2012. In addition, we issued 5-year warrants to the Investors to collectively purchase 2,400,000 shares of our common stock. The purchase price for the debentures was 83.3% of the face amount, resulting in the Company receiving $1.0 million, less legal fees, placement agent fees and expenses as set forth below. The Agreement includes an additional investment right granted to the Investors, pursuant to which the Investors have the right at any time until September 30, 2013, to purchase up to $1.2 million in principal amount of additional debentures (the “Additional Debentures”) on the same terms and conditions as the Original Debentures, except that the conversion price on the Additional Debentures may have a higher floor.  The conversion price on both the Original Debentures and the Additional Debentures are subject to a potential downward adjustment for any equity sales subsequent to the date of issuance. In conjunction with the purchase of the Additional Debentures, the Investors also have the right to purchase additional warrants.  The above description is only a summary of the transactions with Gemini and Ascendiant and are subject to the full terms of the transaction agreements, copies of which were filed with the Company’s 10-K for the year ended September 30, 2012, as Exhibits 10.1 through 10.10.

On August 28, 2012, we entered into a Warrant Purchase Agreement with Gemini and acquired the Gemini Warrant covering the purchase of up to 1.8 million shares, subject to adjustment, by paying $250,000 on August 28, 2012 and agreeing to pay $250,000 on or before November 30, 2012.

On January 30, 2013, we and the Investors entered into the following additional agreements dated January 23, 2013 but made effective as of the date of their execution by the parties:

(1)
Warrant Purchase Agreement between the Company and Ascendiant pursuant to which the Company repurchased the Ascendiant Warrant for a purchase price of $300,000, which amount is due in full on March 31, 2013.

(2)
Amendment to Warrant Purchase Agreement between the Company and Gemini extending the due date for payment of the balance of the purchase price, including accrued interest thereon, from November 30, 2012 to March 31, 2013.

(3)
AIR Termination Agreement between the Company and Gemini pursuant to which the Company acquired all additional investment rights (“AIR”) of Gemini and Ascendiant under the Securities Purchase Agreement for the sum of $850,000, to be paid pursuant to the terms of a promissory note executed by the Company for the principal amount of $850,000.  The promissory note is payable in two installments of $425,000 each, together with accrued interest thereon at the rate of 5% per annum, due on June 30, 2013 and September 30, 2013.

Conversion of Existing Convertible Debentures

On January 24, 2013, Gemini converted $300,000 of principal and $50,630 of accrued interest on its Debenture into 7,012,603 shares of common stock at a conversion price of $.05 per share.

On January 24, 2013, Ascendiant converted $50,000 of principal and $8,438 of accrued interest on its Debenture into 1,168,767 shares of common stock at a conversion price of $.05 per share.

On January 28, 2013, Gemini converted $300,000 of principal and $50,959 of accrued interest on its Debenture into 7,019,178 shares of common stock at a conversion price of $.05 per share.

Following these conversions, as of January 28, 2013, the outstanding principal amounts and all accrued interest on the Debentures of both Gemini and Ascendiant have been fully converted.

The conversion of the convertible notes payable resulted in substantial dilution of the value of the common shares for all shareholders.  Failure to pay the $550,000 for the repurchase of the Gemini and Ascendiant warrants due on March 31, 2013 and the $850,000 due under the AIR Termination Agreement on June 30, 2013 may result in substantial additional dilution of the value of the common shares for all shareholders.

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

The maximum draw down amount every 8 trading days under our equity line of credit facility is the lesser of $100,000 or 20% of the total trading volume of our common stock for the 10-trading-day period prior to the draw down multiplied by the volume-weighted average price of our common stock for such period.  As of February 11, 2013, we have drawn down $483,141 under our equity line of credit with Ascendiant.  If our stock price and trading volume decline from current levels, we will not be able to draw down the remaining $2,516,859 available under the equity line of credit.

As of February 11, 2103, the Company has issued 6,358,933 shares for $483,141, or an average of $.076 per share, under the Securities Purchase Agreement with Ascendiant.  The Company has registered a total of 10,285,714 shares of common stock for resale by Ascendiant.  Additional shares may be issued under the Securities Purchase Agreement, which will have a further dilutive effect on the Company’s existing shareholders.

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

FUTURE ISSUANCE OF STOCK OPTIONS, WARRANTS AND/OR RIGHTS MAY HAVE A DILUTING FACTOR ON EXISTING AND FUTURE SHAREHOLDERS.

The grant and exercise of stock options, warrants or rights to be issued in the future will likely result in a dilution of the value of our common shares for all shareholders.  We have established a Combined Incentive and Non-Qualified Stock Option Plan and may in the future issue further stock options to officers, directors and consultants, which will dilute the interest of the existing and future shareholders.  Moreover, we are seeking authorization from the Company’s shareholders at our 2013 annual meeting to increase the number of shares authorized and reserved for issuance under the Plan from 7 million to 14 million shares. Dilution of the value of the common shares will likely result from such option and/or stock grants, which in turn could adversely affect the market price of our common stock.

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

During the three months ended December 31, 2012, we had the following unregistered sales of equity securities.

Unless otherwise indicated, all of the following private placements of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, except as noted below). All of the shares issued were issued in private placements not involving a public offering, are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

On October 8, 2012, Ascendiant converted $50,000 of principal and $6,959 of interest into 1,139,178 shares of common stock at $.050 per share under the Securities Purchase Agreement dated May 19, 2011. A notice filing under Regulation D was filed with the SEC in October 10, 2012.

On October 17, 2012, the Company issued to Ascendiant 993,049 shares for $100,000 at $.101 per share under the Securities Purchase Agreement dated June 17, 2011. A notice filing under Regulation D was filed with the SEC in October 19, 2012.

On October 26, 2012 the Company issued 150,000 shares of restricted common stock to Manna Advisory Services, LLC, a non-accredited investor, for services. The shares were valued at $0.13 per share. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC in October 30, 2012.

0n November 28, 2012, Ascendiant converted $50,000 of principal and $7,644 of interest into 1,152,877 shares of common stock at $.050 per share under the Securities Purchase Agreement dated May 19, 2011. A notice filing under Regulation D was filed with the SEC in November 29, 2012.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)             Exhibits

14.1	Code of Conduct & Ethics dated November 30, 2012. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. (2)

32.1	Section 906 Certifications. (2)

32.2	Section 906 Certifications. (2)

99.1	Audit Committee Charter dated November 30, 2012. (1)

99.2	Compensation Committee Charter dated November 30, 2012. (1)

99.3	Nominations and Governance Committee Charter dated November 30, 2012. (1)

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (3)

(1) Attached as an exhibit to the Company’s Form 8-K dated December 28, 2012 and filed with the SEC on January 3, 2013.

(2) Filed herewith.

(3) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INCORPORATED

(Registrant)

Date: February 11, 2013	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: February 11, 2013	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)