Form 10-Q/A
period 2012-12-31
VISUALANT INC
filed 2013-02-28
CIK 1074828

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on February 11, 2013, for the sole purpose of updating our Risk Factors that are included in Item 1A.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the February 11, 2013 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

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

We entered into a one year Joint Development Agreement on May 31, 2012 with Sumitomo Precision Products Co., Ltd. ("SPP"), which focuses on the commercialization of the SPM technology and a License Agreement providing SPP with an exclusive license of the SPM technology in identified Asian territories. We expect to extend the Joint Development Agreement in March 2013. For more information, visit: http://www.visualant.net.

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

OUR JOINT DEVELOPMENT AGREEMENT WITH SPP IS IMPORTANT TO OUR OPERATIONS AND IS SUBJECT TO EXPIRATION.

On May 31, 2012, we entered into a Joint Research and Product Development Agreement (the “Joint Development Agreement”) with SPP for the commercialization of Visualant’s SPM technology.  A copy of the Joint Development Agreement was filed by the Company with its Form 8-K filed June 4, 2012. The Joint Development Agreement, which expires March 31, 2013, is expected to be extended in March 2013. We have certain product development responsibilities under the Joint Development Agreement. In addition, the ownership of technology under the Joint Development Agreement is discussed in our Form 8-K filed June 4, 2012.

The failure to operate in accordance with the Joint Development Agreement could result in the agreement not being renewed.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our Form 10-Q for the three months ended December 31, 2012 indicate that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.   Such factors identified in the report result from net losses, negative working capital and the need for additional financing to implement our business plan and service our debt repayments. If we are not able to continue as a going concern, it is likely investors will lose their investments.

WE MAY BE UNABLE TO PROTECT OUR IP RIGHTS, WHICH WOULD HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

We rely on a combination of patent, trademark, and trade secret laws, confidentiality procedures and licensing arrangements to protect our IP rights.

There can be no assurance that:

•	any of our existing patents will continue to be held valid, if challenged;
•	patents will be issued for any of our pending applications;
•	any claims allowed from existing or pending patents will have sufficient scope or strength to protect us;
•	our patents will be issued in the primary countries where our products are sold in order to protect our rights and potential commercial advantage; or
•	any of our products or technologies do not infringe on the patents of other companies.

If we are enjoined from selling our products, or if we are required to develop new technologies or pay significant monetary damages or are required to make substantial royalty payments, our business and results of operations would be harmed.

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

VISUALANT, INCORPORATED

(Registrant)

Date: February 28, 2013	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: February 28, 2013	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)