Form 10-Q
period 2013-03-31
VISUALANT INC
filed 2013-05-10
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of May 10, 2013: 116,662,674 shares

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	September 30, 2012
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$14,722	$1,141,165
Accounts receivable, net of allowance of $16,750 and $16,750, respectively	955,364	1,012,697
Prepaid expenses	134,968	222,978
Inventories	641,088	344,692
Refundable tax assets	16,663	29,316
Total current assets	1,762,805	2,750,848

EQUIPMENT, NET	449,514	469,001

OTHER ASSETS
Intangible assets, net	940,496	1,110,111
Goodwill	983,645	983,645
Other assets	6,161	6,161

TOTAL ASSETS	$4,142,621	$5,319,766

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$2,005,335	$1,593,861
Accounts payable - related parties	119,392	73,737
Accrued expenses	667,968	391,311
Accrued expenses - related parties	23,301	5,849
Deferred revenue	166,667	666,667
Convertible notes payable	-	750,000
Note payable - current portion of long term debt	2,546,093	1,631,903
Total current liabilities	5,528,756	5,113,328

LONG TERM LIABILITIES:
Long term debt	2,919	4,015

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 111,978,606
and 90,992,954 shares issued and outstanding at 3/31/13 and 9/30/12, respectively	111,979	90,993
Additional paid in capital	15,421,026	13,995,554
Accumulated deficit	(16,962,192)	(13,915,931)
Total stockholders' (deficit) equity	(1,429,187)	170,616
Noncontrolling interest	40,133	31,807

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$4,142,621	$5,319,766

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

REVENUE	$2,217,939	$1,899,307	$4,273,302	$3,712,160
COST OF SALES	1,642,988	1,565,874	3,164,956	3,055,479
GROSS PROFIT	574,951	333,433	1,108,346	656,681
RESEARCH AND DEVELOPMENT EXPENSES	212,412	37,000	378,791	76,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,495,380	882,088	2,545,824	1,677,916
OPERATING LOSS	(1,132,841)	(585,655)	(1,816,269)	(1,097,235)

OTHER INCOME (EXPENSE):
Interest expense	(75,772)	(57,704)	(116,037)	(116,242)
Other income	7,040	5,041	19,910	12,345
Loss on purchase of warrants and additional investment right	(1,150,000)	-	(1,150,000)	-
Total other expense	(1,218,732)	(52,663)	(1,246,127)	(103,897)

LOSS BEFORE INCOME TAXES	(2,351,573)	(638,318)	(3,062,396)	(1,201,132)

Income taxes - current benefit	(6,248)	(6,246)	(16,135)	(14,194)

NET LOSS	(2,345,325)	(632,072)	(3,046,261)	(1,186,938)

NONCONTROLLING INTEREST	1,643	(1,219)	8,326	3,536

NET LOSS ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES COMMON SHAREHOLDERS	$(2,346,968)	$(630,853)	$(3,054,587)	$(1,190,474)

Basic and diluted loss per common share attributable to Visualant, Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares of common stock outstanding- basic and diluted	106,650,391	58,335,337	99,952,949	55,320,764

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,046,261)	$(1,190,473)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation and amortization	202,934	171,559
Issuance of capital stock for services and expenses	254,500	214,000
Issuance of warrants for services and expenses	25,000	-
Issuance of capital stock for accrued liabilities	124,630	11,454
Stock based compensation	192,356	218,166
(Loss) on sale of assets	(10,380)	(3,345)
Loss on purchase of warrants and additional investment right	850,000	-
Provision for losses on accounts receivable	620	-
Changes in operating assets and liabilities:
Accounts receivable	84,853	108,831
Prepaid expenses	88,010	(37,596)
Inventory	(296,396)	40,275
Accounts payable - trade and accrued expenses	723,098	182,632
Deferred revenue	(500,000)	-
Income tax receivable	12,653	(5,115)
CASH (USED IN) OPERATING ACTIVITIES	(1,294,383)	(289,612)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,703)	4,393
Proceeds from sale of equipment	11,251	3,246
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:	(3,452)	7,639

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	109,784	(26,764)
Repayment of debt	(40,000)	-
Proceeds from the issuance of common stock	99,972	272,941
Repayments of capital leases	(6,690)	(6,999)
Change in noncontrolling interest	8,326	(14,691)
NET CASH PROVIDED BY FINANCING ACTIVITIES	171,392	224,487

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,126,443)	(57,486)

CASH AND CASH EQUIVALENTS, beginning of period	1,141,165	92,313

CASH AND CASH EQUIVALENTS, end of period	$14,722	$34,827

Supplemental disclosures of cash flow information:
Interest paid	$15,545	$27,646
Taxes paid	$-	$-

Non-cash investing and financing activities:
Debenture converted to common stock	$750,000	$200,000
Note payable issued for additional investment right	$850,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

The Company has a Joint Development Agreement through December 31, 2013 with Sumitomo Precision Products Co., Ltd. ("SPP"), which focuses on the commercialization of the ChromaID technology and a License Agreement providing SPP with an exclusive license of the ChromaID technology in identified Asian territories. For more information, visit: http://www.visualant.net.

SPP is publicly traded in Japan and has operations in Japan, United States, China, United Kingdom, Canada and other parts of the world. Additional information on SPP is available at http://www.spp.co.jp/English/index2-e.html.

Through the Company’s wholly owned subsidiary, TransTech Systems, Inc. (“TransTech”), based in Aurora, Oregon, the Company provides value added security and authentication solutions to corporate and government security and law enforcement markets throughout the United States.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $3,054,587 and $2,725,692 for the six months ended March 31, 2013 and the year ended September 30, 2012, respectively. The Company’s current liabilities exceeded its current assets by approximately $3,765,951 as of March 31, 2013.  Our net cash used in operating activities was $1,294,383 for the six months ended March 31, 2013.

As of March 31, 2013, the Company had $14,722 in cash. The Company needs to obtain additional financing to implement its business plan and service its debt repayments, including (i) $1 million due to James Gingo on June 8, 2013 to complete the acquisition of TransTech; (ii) $250,000 for the repurchase of the Gemini Master Fund, Ltd. warrant  that was due on March 31, 2013; (iii) $300,000 if the Company purchases 4,000,000 shares from Ascendiant Capital Markets on or before May 31, 2013 pursuant to an Option Agreement; and (iv) $425,000 due under the AIR Termination Agreement to Gemini Master Fund, Ltd. on both June 30, 2013 and September 30, 2013 (a full discussion of items (ii) and (iii) is set forth in Note 12). However, there can be no assurance that financing or additional funding will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2013, our accumulated deficit was $16,962,192.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2012 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2013, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of March 31, 2013, the Company had no uninsured cash.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INVENTORIES - Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $10,000 reserve for impaired inventory as of March 31, 2013 and September 30, 2012.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

REVENUE RECOGNITION – TransTech revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Sumitomo Precision Products License fee is being recorded as revenue over the life the Joint Development Agreement discussed below. The Company recorded deferred revenue of $166,667 and $666,667 as of March 31, 2013 and September 30, 2012, respectively.

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

INCOME TAXES - Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of March 31, 2013 and September 30, 2012, the Company had refundable tax assets related to TransTech of $16,663 and $29,316, respectively.

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of March 31, 2013, there were options outstanding for the purchase of 11,005,000 common shares, warrants for the purchase of 2,827,051 common shares, and an undetermined number shares of common stock related to convertible debt, which could potentially dilute future earnings per share. As of March 31, 2012, there were options outstanding for the purchase of 6,020,000 common shares, warrants for the purchase of 4,977,050 common shares.

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

4.	DEVELOPMENT OF CHROMAID™ TECHNOLOGY

The Company has developed a unique patented technology which directs structured light onto a physical substance to capture a ChromaID™ Profile. When matched against existing databases, the ChromaID Profile can be used to identify, detect, or diagnose markers invisible to the human eye. ChromaID scanners can be integrated into a variety of mobile or fixed-mount form factors, making it possible to effectively conduct analyses in the field that could only previously be performed by large and expensive lab-based tests.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Visualant’s ChromaID technology was developed over an eight-year period by Professor Tom Furness and Dr. Brian Schowengerdt of RATLab LLC under contract to Visualant. Visualant owns five relevant patents and a  number of  trademarks, for which the Company has applied for registered trademark status in the United States and elsewhere. The technology is now being transferred into products and a ScanHead module. Visualant has partnered with Sumitomo Precision Products to manufacture the ScanHead and reduce the technology to a reliable and cost effective form. The first demonstration of this is the Cyclops6 ChromaID Scanner, which was demonstrated at the Japanese Instrumentation Manufacturing Association trade show in Tokyo in October 2012. The Cyclops6 ChromaID Scanner can be used to evaluate the technology for flat surface applications and has sensitivity from 350nm to 1450nm.

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

On April 1, 2013, the Company announced that it was issued US Patent No. 8,368,878 B2 and is entitled “Method, Apparatus and Article To Facilitate Evaluation of Object Using Electromagnetic Energy by the United States Office of Patents and Trademarks.

On February 6, 2013, the Company’s ChromaID technology won the Green Photonics section of the 2013 Annual Prism Awards at SPIE Photonics West 2013. The award honors solutions that generate or conserve energy, cut emissions, reduce pollution, and yield sustainable outputs.

5.	JOINT DEVELOPMENT AGREEMENT WITH SUMITOMO PRECISION PRODUCTS CO., LTD.

On May 31, 2012, the Company entered into a Joint Research and Product Development Agreement (the “Joint Development Agreement”) with Sumitomo Precision Products Co., Ltd. (“SPP”), a publicly-listed Japanese corporation for the commercialization of Visualant’s ChromaID technology.  A copy of the Joint Development Agreement was filed by the Company with its Form 8-K filed June 4, 2012.

On March 29, 2013, Visualant, Inc. (“Visualant” or the “Company”) entered into an Amendment to Joint Research and Product Development Agreement (“Amended Agreement”) with Sumitomo Precision Products Co., Ltd. (“SPP”). The Amended Agreement extends the Joint Research and Development Agreement from March 31, 2013 to December 31, 2013 and focuses on the commercialization of the Company’s ChromaID™ technology.

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

SPP is publicly traded in Japan and has operations in Japan, United States, China, United Kingdom, Canada and other parts of the world. Additional information on SPP is available at http://www.spp.co.jp/English/index2-e.html.

6.	ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $955,364 and $1,012,697, net of allowance, as of March 31, 2013 and September 30, 2012, respectively. The Company had no customers in excess of 10% of our consolidated revenues for the six months ended March 31, 2013. The Company had one customer (11.8%) with accounts receivable in excess of 10% as of March 31, 2013. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

7.	INVENTORIES

Inventories were $641,088 and $344,692 as of March 31, 2013 and September 30, 2012, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $10,000 reserve for impaired inventory as of March 31, 2013 and September 30, 2012.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	FIXED ASSETS

Property and equipment as of March 31, 2013 consisted of the following:

	Estimated	March 31, 2013
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$120,939	$87,039	$207,978
Leasehold improvements	5-20 years	603,612	-	603,612
Furniture and fixtures	3-10 years	64,496	101,260	165,756
Software and websites	3- 7 years	63,782	44,849	108,631
Less: accumulated depreciation		(422,211)	(214,252)	(636,463)
		$430,618	$18,896	$449,514

Fixed assets, net of accumulated depreciation, were $449,514 and $469,001 as of March 31, 2013 and September 30, 2012, respectively. Accumulated depreciation was $636,463 and $606,509 as of March 31, 2013 and September 30, 2012, respectively. Total depreciation expense was $33,319 and $28,194 for the six months ended March 31, 2013 and 2012, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

9.	INTANGIBLE ASSETS

Intangible assets as of March 31, 2013 and September 30, 2012 consisted of the following:

	Estimated	March 31,	September 30,
	Useful Lives	2013	2012

Customer contracts	5 years	$983,645	$983,645
Technology	5 years	712,500	$712,500
Less: accumulated amortization		(755,649)	(586,034)
Intangible assets, net		$940,496	$1,110,111

Total amortization expense was $169,615 and $143,365 for the six months ended March 31, 2013 and 2012, respectively.

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

Accounts payable were $2,005,355 and $1,593,861 as of March 31, 2013 and September 30, 2012, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.  TransTech had 3 vendors (25.0%, 16.2%, and 10.8%) with accounts payable in excess of 10% of its accounts payable as of March 31, 2013. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	ACCRUED EXPENSES

Accrued expenses were $667,968 and $391,311 as of March 31, 2013 and September 30, 2012, respectively. Such liabilities As of March 31, 2013 consisted of amounts due to Gemini Master Fund, Ltd. and Ascendiant Capital Partners, LLC pursuant to Warrant Purchase Agreements dated January 23, 2013.  See Note 12.

12.	CONVERTIBLE NOTES PAYABLE

On May 19, 2011, the Company entered into a Securities Purchase Agreement (“Agreement”) with Gemini Master Fund, Ltd. (“Gemini”) and Ascendiant Capital Partners, LLC (“Ascendiant”) (Gemini and Ascendiant are collectively referred to as the “Investors”), pursuant to which the Company issued $1.2 million in principal amount of 10% convertible debentures (the “Original Debentures”), which were due May 1, 2012.  The due date of the Original Debentures was extended to September 30, 2012 pursuant to a First Amendment to the Agreement on March 12, 2012, and further extended to September 30, 2013 pursuant to a Second Amendment to the Agreement on August 16, 2012. In addition, the Company issued 5-year warrants to the Investors to collectively purchase 2,400,000 shares of our common stock. The purchase price for the debentures was 83.3% of the face amount, resulting in the Company receiving $1.0 million, less legal fees, placement agent fees and expenses as set forth below. The Agreement includes an additional investment right granted to the Investors, pursuant to which the Investors have the right at any time until September 30, 2013, to purchase up to $1.2 million in principal amount of additional debentures (the “Additional Debentures”) on the same terms and conditions as the Original Debentures, except that the conversion price on the Additional Debentures may have a higher floor.  The conversion price on both the Original Debentures and the Additional Debentures are subject to a potential downward adjustment for any equity sales subsequent to the date of issuance. In conjunction with the purchase of the Additional Debentures, the Investors also have the right to purchase additional warrants. The full terms of the transactions with Gemini and Ascendiant are set forth in the transaction agreements, copies of which are filed with the Company’s 10-K for the year ended September 30, 2012 as Exhibits 10.1 through 10.10.

On August 28, 2012, the Company entered into a Warrant Purchase Agreement with Gemini and acquired the Gemini Warrant covering the purchase of up to 1.8 million shares, subject to adjustment, by paying $250,000 on August 28, 2012 and agreeing to pay $250,000 on or before November 30, 2012.

Ascendiant also had a warrant for the purchase of up to 600,000 shares of our common stock (the “Ascendiant Warrant”) at an original exercise price of $.35 per share, which exercise price is subject to adjustment and which had been adjusted downward as of  April 26, 2013, the date it was exercised by Ascendiant.  See Exhibit 10.6 filed in Form 10-K on November 13, 2013.

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

Agreements with Gemini Master Fund, Ltd. and Ascendiant Capital Partners, LLC (“Investors”)

On January 30, 2013, the Company and the Investors entered into the following additional agreements dated January 23, 2013 but made effective as of the date of their execution by the parties:

(1)           Warrant Purchase Agreement between the Company and Ascendiant pursuant to which the Company agreed to repurchase the Ascendiant Warrant for a purchase price of $300,000, which amount was due in full on March 31, 2013. On April 26, 2013, the Company entered into an Option Agreement with Ascendiant pursuant to which the Company has the option to purchase from Ascendiant 4,000,000 shares of common stock of the Company for a total purchase price of $300,000. If purchased by the Company, the shares are  expected to be retired to treasury.  The option must be exercised and payment for the shares must be made on or before May 31, 2013.  Ascendiant was issued a total of 4,564,068 shares of common stock on April 26, 2013 as a result of Ascendiant’s cashless exercise of the Ascendiant Warrant.  The Company did not complete that purchase, thereby enabling Ascendiant to exercise the Ascendiant Warrant on April 26, 2013.

(2)           Amendment to Warrant Purchase Agreement between the Company and Gemini extending the due date for payment of the balance of the purchase price, including accrued interest thereon, from November 30, 2012 to March 31, 2013. The Company is currently accruing interest at 18% on the $250,000 balance due to Gemini.  The Company is currently in default on its payment obligation to Gemini, which entitles Gemini to exercise its warrant, which could result in substantial additional dilution to the Company’s shareholders.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)           AIR Termination Agreement between the Company and Gemini pursuant to which the Company acquired all additional investment rights (“AIR”) of Gemini and Ascendiant under the Securities Purchase Agreement for the sum of $850,000, to be paid pursuant to the terms of a promissory note executed by the Company for the principal amount of $850,000.  The promissory note is payable in two installments of $425,000 each, together with accrued interest thereon at the rate of 5% per annum, due on June 30, 2013 and September 30, 2013. If the payments are not made, the Company owes 120% of the balance due plus interest.

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

The Company’s equity line of credit with Ascendiant remains outstanding, with available credit of $2,516,859. The Company has no current intention to utilize this line of credit, which expires August 29, 2013.

13.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of March 31, 2013 and September 30, 2012 consisted of the following:

	March 31,	September 30,
	2013	2012

Gemini Master Fund, Inc.	$850,000	$-
BFI Finance Corp Secured Credit Facility	678,259	568,475
TransTech capitalized leases, net of capitalized interest	11,253	17,943
Related party notes payable-
James Gingo Promissory Note	1,000,000	1,000,000
Lynn Felsinger	9,500	49,500
Total debt	2,549,012	1,635,918
Less current portion of long term debt	(2,546,093)	(1,631,903)
Long term debt	$2,919	$4,015

BFI Finance Corp Secured Credit Facility

On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with BFI Finance Corp to fund its operations.  The interest rate is prime + 2.5%, with a floor for prime interest of 5.5%.  On December 12, 2012, the secured credit facility was renewed for 6 months, with a floor for Prime of 4.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $700,000, and 35% of inventory value, not to exceed $300,000, for a total cap of $1,000,000. As of March 31, 2013, the outstanding balance under this facility was $678,259. The secured credit facility is guaranteed by James Gingo, the President of TransTech.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s revolving credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility.

Capitalized Leases

TransTech has capitalized leases for equipment. The leases have a remaining lease term of 3-28 months. The aggregate future minimum lease payments under capital leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended March 31,	Total
2013	$8,334
2014	2,919
2015	0
2016	-
2017	-
Total	11,253
Less current portion of capitalized leases	(8,334)
Long term capital leases	$2,919

The imputed interest rate in the capitalized leases is approximately 10.5%.

Related Party Notes Payable

The Company acquired its 100% interest in TransTech by issuing a Promissory Note on June 8, 2010 (“Note”) to James Gingo, the President of TransTech, in the amount of $2,300,000, plus interest at the rate of three and one-half percent (3.5%) per annum from the date of the Note. The Note is secured by a security interest in the stock and assets of TransTech. Mr. Gingo has the following rights (in addition to all other rights and remedies at law or in equity or otherwise) in case of a default, which is not cured within ten days:

(a)           Declare the entire balance of the Note immediately due and payable;

(b)           Register in the Secured Party’s name any or all of the TTS Shares;

(c)           Exercise the Secured Party’s proxy rights with respect to all or a portion of the TTS Shares, in which event the Pledgor agrees to deliver promptly to the Secured Party further evidence of the grant of the proxy in any form requested by the Secured Party; and

(d)           Sell or otherwise dispose of the TTS Shares.

As of March 31, 2013, the remaining balance of $1,000,000 on the Note and interest shall be paid to Seller on the earlier of June 8, 2013 or on the closing of $7,500,000 or more in aggregate financing (whether debt, equity or some combination thereof) after the closing date.

Aggregate maturities for notes payable, capitalized leases and long term debt by year are as follows:

Years Ended March 31,	Total
2013	$2,546,093
2014	2,919
2015	0
2016	-
2017	-
Total	$2,549,012

14.	EQUITY

The following equity issuances occurred during the three months ended March 31, 2013:

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

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 26, 2012 the Company issued 150,000 shares of restricted common stock to Manna Advisory Services, LLC, a non-accredited investor for services. The shares were valued at $0.13 per share. The Company expensed $19,500 during the six months ended March 31, 2013.The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC in October 30, 2012.

On November 28, 2012, Ascendiant converted $50,000 of principal and interest of $7,644 into 1,152,877 shares of common stock at $.050 per share under the Securities Purchase Agreement dated May 19, 2011. A notice filing under Regulation D was filed with the SEC in November 29, 2012.

On January 24, 2013, Gemini converted $300,000 of principal and $50,630 of accrued interest into 7,012,603 shares of common stock at $.050 per share under the Securities Purchase Agreement dated May 19, 2011. A notice filing under Regulation D was filed with the SEC on January 29, 2013.

On January 24, 2013, Ascendiant converted $50,000 of principal and $8,438 of accrued interest into 1,168,767 shares of common stock at $.050 per share under the Securities Purchase Agreement dated May 19, 2011. A notice filing under Regulation D was filed with the SEC on January 29, 2013.

On January 28, 2013, Gemini converted $300,000 of principal and $50,959 of accrued interest into 7,019,178 shares of common stock at $.050 per share under the Securities Purchase Agreement dated May 19, 2011. A notice filing under Regulation D was filed with the SEC on January 30, 2013.

On February 11, 2013, the Company entered into a Consulting Services Agreement with Integrated Consulting Services. The Company issued a warrant for the purchase of 250,000 shares of common stock.  The warrants are exercisable at $.10 per share and expires February 10, 2016. The Company valued the warrant at $0.10 per share and expensed $25,000 during the six months ended March 31, 2013. Pursuant to the Consulting Services Agreement, the Company agreed to issue an additional warrant for the purchase of 250,000 shares of common stock on August 12, 2013.

On February 13, 2013, the Company issued 150,000 shares of restricted common stock to Manna Advisory Services, LLC, a non-accredited investor for services. The shares were valued at $0.10 per share. The Company expensed $15,000 during the six months ended March 31, 2013.The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC in February 15, 2013.

On February 13, 2013, the Company issued 150,000 shares of restricted common stock to David Markowski, a non-accredited investor for services. The shares were valued at $0.10 per share. The Company expensed $15,000 during the six months ended March 31, 2013. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC in February 15, 2013.

On February 13, 2013, the Company issued 2,000,000 shares of restricted common stock to two employees and two directors. The shares were valued at $0.10 per share. The Company expensed $200,000 during the six months ended March 31, 2013. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC in February 15, 2013.

On March 1, 2013, the Company issued 50,000 shares of restricted common stock to Manna Advisory Services, LLC, a non-accredited investor for services. The shares were valued at $0.10 per share. The Company expensed $5,000 during the six months ended March 31, 2013. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC in April 4, 2013.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the warrants issued as of March 31, 2013 were as follows:

	March 31, 2013
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	3,369,050	0.307
Issued	250,000	0.100
Exercised	-	-
Forfeited	-	-
Expired	(792,000)	(0.500)
Outstanding at end of period	2,827,050	0.235
Exerciseable at end of period	2,827,050

A summary of the status of the warrants outstanding as of March 31, 2013 is presented below:

	March 31, 2013
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
850,000	1.41	$0.100	850,000	$0.100
1,359,073	0.76	0.20-0.29	1,359,073	0.20-0.29
117,977	1.05	0.30-0.39	117,977	0.30-0.39
500,000	0.88	0.40-0.49	500,000	0.40-0.49

2,827,050	-	$0.235	2,827,050	0.235

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended March 31, 2013 were as follows:

Dividend yield	0%
Expected life	3
Expected volatility	143%
Risk free interest rate	2%

At March 31, 2013, vested warrants of 2,827,050 had an aggregate intrinsic value of $0.

15.	STOCK OPTIONS

Description of Stock Option Plan

On April 29, 2011, the 2011 Stock Incentive Plan was approved at the Annual Stockholder Meeting. The Company was authorized to issue options for, and has reserved for issuance, up to 7,000,000 shares of common stock under the 2011 Stock Incentive Plan. On March 21, 2013, the Company was authorized to issue options up to 14,000,000 shares under the 2011 Stock Incentive Plan at the Annual Stockholder Meeting.

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

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Activity

Stock option grants totaling 5,100,000 shares of common stock have been made to three directors and four employees for services provided during 2012. These options were authorized for issuance under the 2011 Stock Incentive Plan and were effective March 21, 2013, when the Company was authorized to issue options up to 14,000,000 shares under the 2011 Stock Incentive Plan at the Annual Stockholder Meeting.

There are currently 11,005,000 options to purchase common stock at an average exercise price of $0.131 per share outstanding at March 31, 2013 under the 2011 Stock Incentive Plan. The Company recorded $192,356 and $218,166 of compensation expense, net of related tax effects, relative to stock options for the six months ended March 31, 2013 and 2012 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00).

Stock option activity for the six months ended March 31, 2013 and the year ended September 30, 2012:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2011	6,920,000	$0.296	$2,050,800
Granted	2,200,000	0.104	229,000
Exercised	-	-	-
Forfeitures	(3,200,000)	0.470	(1,503,000)
Outstanding as of September 30, 2012	5,920,000	0.131	$776,800
Granted	5,100,000	0.130	663,000
Exercised	-	-	-
Forfeitures	(15,000)	0.240	(3,600)
Outstanding as of March 31, 2013	11,005,000	$0.131	1,436,200

The following table summarizes information about stock options outstanding and exercisable at March 31, 2013:

		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
0.090	500,000	7.25 years	0.090	375,000	0.090
0.100	1,900,000	9.00 years	0.100	1,750,000	0.100
0.120	200,000	1.75 years	0.120	83,334	0.120
0.130	5,100,000	7.18 years	0.130	3,208,083	0.130
0.150	3,100,000	7.33 years	0.150	3,100,000	0.150
0.240	205,000	2.75 years	0.240	165,000	0.240
	11,005,000	7.29 years	$0.131	8,681,417	$0.136

There is no aggregate intrinsic value of the exercisable options as of March 31, 2013.

16.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related party transactions are discussed in Note 13.

17.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company that are expected to have a material adverse effect on its cash flows, financial condition or results of operations.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYMENT AGREEMENTS

Mr. Erickson, Mr. Scott and other named executive officers of Visualant do not have employment agreements.

Agreement with James Gingo

On June 8, 2010, the Company entered into an Employment Agreement (“Gingo Agreement”) with Mr. Gingo. The Gingo Agreement expires June 8, 2013 and includes an annual base salary of $200,000 per year. The Gingo Agreement provides for participation in the Company’s benefit programs available to other employees (including group insurance arrangements).

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment.

Corporate Offices

The Company’s executive office is located at 500 Union Street, Suite 420, Seattle, Washington, USA, 98101. On August 1, 2012, the Company entered into a lease which expires August 31, 2014. The monthly lease rate is $1,944 for the year ending August 31, 2013 and $2,028 for the year ending August 31, 2014.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended March 31,	Total
2013	$80,928
2014	67,152
2015	52,261
2016	0
2017	-
Beyond	-
Total	$200,341

18. SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to March 31, 2013, the following material transactions occurred:

On April 26, 2013, the Company entered into an Option Agreement with Ascendiant pursuant to which the Company has the option to purchase from Ascendiant 4,000,000 shares of common stock of the Company for a total purchase price of $300,000. If purchased by the Company, the shares are expected to be retired to treasury.  The option must be exercised and payment for the shares must be made on or before May 31, 2013.  Ascendiant was issued a total of 4,564,068 shares of common stock on April 26, 2013 as a result of Ascendiant’s cashless exercise of the Ascendiant warrant.  The Company did not complete that purchase, thereby enabling Ascendiant to exercise the Ascendiant Warrant on April 26, 2013.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We have developed a unique patented Spectral Pattern Matching we have trademarked under the name ‘ChromaID™’. This technology directs structured light onto a physical substance to capture a unique spectral signature. When matched against existing databases, the ChromaID Profile can identify, detect, or diagnose markers invisible to the human eye. ChromaID scanners can be integrated into a variety of mobile or fixed-mount form factors, making it possible to effectively conduct analyses in the field that could only previously be performed by large and expensive lab-based tests.

We have a Joint Development Agreement through December 31, 2013 with Sumitomo Precision Products Co., Ltd. ("SPP"), which focuses on the commercialization of the ChromaID technology and a License Agreement providing SPP with an exclusive license of the ChromaID technology in identified Asian territories. For more information, visit: http://www.visualant.net.

SPP is publicly traded in Japan and has operations in Japan, United States, China, United Kingdom, Canada and other parts of the world. Additional information on SPP is available at http://www.spp.co.jp/English/index2-e.html.

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

On April 1, 2013, the Company announced that it was issued US Patent No. 8,368,878 B2 and is entitled “Method, Apparatus and Article To Facilitate Evaluation of Object Using Electromagnetic Energy by the United States Office of Patents and Trademarks.

We are pursuing an aggressive patent strategy to expand our unique intellectual property in the United States and Japan.

Through our wholly owned subsidiary, TransTech, based in Aurora, Oregon, we provide value added security and authentication solutions to corporate and government security and law enforcement markets throughout the United States.

On February 6, 2013, the Company’s ChromaID technology won the Green Photonics section of the 2013 Annual Prism Awards at SPIE Photonics West 2013. The award honors solutions that generate or conserve energy, cut emissions, reduce pollution, and yield sustainable outputs.

THE COMPANY’S COMMON STOCK

Our common stock trades on the OTCBB Exchange under the symbol “VSUL.”

KEY MARKET PRIORITIES

Currently, our key market priorities are, among other things, to:

Develop Markets and Customers.

Develop markets and customers who have a need for discovery, verification and authentication of flat surface products such as medical diagnostics, Pharmaceuticals, paint, papers, inks, plastics and magnetic tapes for security cards and similar products.

The specific vertical markets we are pursuing are major commercial paint manufacturers, pharmaceutical equipment manufacturers, process control companies, currency paper and ink manufacturers, security card manufacturers and card reader and scanner manufacturers. Our partner SPP is pursuing opportunities in the display manufacturing vertical, including the food processing and electronic gaming areas.

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

Commercialize the ChromaID Technology.

The current path to commercialization for those markets as stated above is to produce ChromaID generating, scanning and storing hardware and software components with a hardware form factor of a scanhead component device. These scanhead component modules can range in size from that of a pencil eraser to the size of a quarter coin depending upon the amount and type of light required for an accurate ChromaID profile.

These scanhead modules can then be incorporated into various products produced by third parties for the applications listed above.  Along with the sale of the component parts there is revenue potential from licensing the technology to partners as is the case with SPP. SPP is currently developing a scanhead type device and has the rights to produce the components and market them in Asia. There may be other partnership opportunities in Europe and North America and those are being investigated.

Another avenue to revenue is database administration and management services. The ChromaID profile must be stored, managed, kept current or updated and readily accessible. In one model the database can be owned by the end customer but in the case of thousands of ChromaID profiles database management may be outsourced to Visualant or a third party provider.  These database services can be a source of revenue on a per access transaction basis or on a monthly or annual subscription basis.  By using a cell phone or other mobile technologies to access the database the actual storage location can be cloud based or local depending on the requirements of access, size of the database and security as defined by the customer.

Complete work under the Joint Development Agreement with SPP.

Accelerate business development in the United States and Japan.

We are coordinating the sales and marketing efforts of both Visualant and SPP to leverage market data and information and to focus on specific target verticals that have the greatest potential for early adoption.  These include the aforementioned flat surface but also gaming in Asia. With the successful launch of the Cyclops6 scanhead at the JIMA instrument technology trade show in Japan we have become aware of a significantly expanded number of market opportunities from those who attended the show.

Develop license and royalty producing opportunities and partners, including major companies in the US, Europe and Asia.
Develop our patent portfolio by continually extending the reach and application of our intellectual property.

Engineer and release a LAB KIT to enable potential customers to evaluate the ChromaID technology.

Launch an application product utilizing smartphone technology.

Improve our operations, including the following:

Improve TransTech revenue with new product lines for distribution, including radio frequency ID tracking products and new document authentication products. Visualant and TransTech are working together to expand and promote our capabilities, products and services to their respective markets.  TransTech has long standing business relationships in many sectors of the security industry and those relationships are being leveraged to introduce key industry personnel to the ChromaID technology.  Visualant sales efforts are also uncovering additional markets and customers that are of interest and potential revenue to TransTech. Additionally, as the Visualant technology is incorporated into more products TransTech expects to be able to pair these products with others to offer expanded solutions for distribution into the security market space improving the profitability of TransTech and the company.

Enhance our investor relation activities.

PRIMARY RISKS AND UNCERTAINTIES

We are exposed to various risks related to our need for additional financing, the sale of significant numbers of our shares, a volatile market price for our common stock and any possible default under the note payable to Mr. Gingo. These risks and uncertainties are discussed in more detail below in Part II, Item 1A.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012	$ Variance	% Variance

Revenue	$2,218	$1,899	$319	16.8%
Cost of sales	1,643	1,566	77	4.9%
Gross profit	575	333	242	72.7%
Research and development expenses	212	37	175	(473.0)%
Selling, general and administrative expenses	1,495	881	614	(69.7)%
Operating loss	(1,132)	(585)	(547)	(93.5)%
Other income (expense):
Interest expense	(76)	(58)	(18)	(31.0)%
Other income	7	5	2	40.0%
Loss on purchase of warrants and additional investment right	(1,150)	-	(1,150)	(100.0)%
Total other expense	(1,219)	(53)	(1,166)	(2,200.0)%
Loss before income taxes	(2,351)	(638)	(1,713)	(268.5)%
Income taxes - current benefit	(6)	(6)	-	0.0%
Net loss	(2,345)	(632)	(1,713)	(271.0)%
Non-controlling interest	2	(1)	3	300.0)%
Net loss attributable to Visualant, Inc. common shareholders	$(2,347)	$(631)	$(1,716)	(271.9)%

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

SALES

Net revenue for the three months ended March 31, 2013 increased $319,000 to $2,218,000 as compared to $1,899,000 for the three months ended March 31, 2012. The increase was due to license revenue from SPP and improved sales at TransTech.

COST OF SALES

Cost of sales for the three months ended March 31, 2013 increased $77,000 to $1,643,000 as compared to $1,566,000 for the three months ended March 31, 2012. The increase was due to increased sales and product mix at TransTech.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended March 31, 2013 increased $175,000 to $212,000 as compared to $37,000 for the three months ended March 31, 2012. The increase was due to commercialization of Visualant’s ChromaID technology and the expenses incurred for the Joint Development Agreement with SPP.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended March 31, 2013 increased $614,000 to $1,495,000 as compared to $881,000 for the three months ended March 31, 2012. The increase was due to increased business develop, public relations and investor relation activities.

During the three months ended March 31, 2013, we recorded non-cash expenses of $644,000.

The selling, general and administrative expenses consisted primarily of research and development expenses, employee and independent contractor expenses, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, investor relation, legal, patent, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the three months ended March 31, 2013 was $1,219,000 as compared to other expense of $53,000 for the three months ended March 31, 2012. The expenses for the three months ended March 31, 2013 included $1,150,000 loss on the purchase of warrants and additional investment right, $76,000 for interest expense, offset by $7,000 in other income.  The other expense for the three months ended March 31, 2012 included interest expense of $58,000, offset by other income of $5,000.

NET LOSS

Net loss for the three months ended March 31, 2013 was $2,345,000 as compared to a net loss of $632,000 for the three months ended March 31, 2012 for the reasons discussed above. The net loss included non-cash expenses of $1,640,000.

(dollars in thousands)

	Six Months Ended March 31,
	2013	2012	$ Variance	% Variance

Revenue	$4,273	$3,712	$561	15.1%
Cost of sales	3,165	3,055	110	3.6%
Gross profit	1,108	657	451	68.6%
Research and development expenses	379	76	303	(398.7)%
Selling, general and administrative expenses	2,545	1,678	867	(51.7)%
Operating loss	(1,816)	(1,097)	(719)	(65.5)%
Other income (expense):
Interest expense	(116)	(116)	-	0.0%
Other income	20	12	8	66.7%
Loss on purchase of warrants and additional investment right	(1,150)	-	(1,150)	(100.0)%
Total other expense	(1,246)	(104)	(1,142)	(1,098.1)%
Loss before income taxes	(3,062)	(1,201)	(1,861)	(155.0)%
Income taxes - current benefit	(15)	(14)	(1)	(7.1)%
Net loss	(3,047)	(1,187)	(1,860)	(156.7)%
Non-controlling interest	8	4	4	100.0%
Net loss attributable to Visualant, Inc. common shareholders	$(3,055)	$(1,191)	$(1,864)	(156.5)%

SIX MONTHS ENDED MARCH 31, 2013 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2012

SALES

Net revenue for the six months ended March 31, 2013 increased $561,000 to $4,273,000 as compared to $3,712,000 for the six months ended March 31, 2012. The increase was due to license revenue from SPP and improved sales at TransTech.

COST OF SALES

Cost of sales for the six months ended March 31, 2013 increased $110,000 to $3,165,000 as compared to $3,055,000 for the six months ended March 31, 2012. The increase was due to increased sales and product mix at TransTech.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the six months ended March 31, 2013 increased $303,000 to $379,000 as compared to $76,000 for the six months ended March 31, 2012. The increase was due to commercialization of Visualant’s ChromaID technology and the expenses incurred for the Joint Development Agreement with SPP.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended March 31, 2013 increased $867,000 to $2,545,000 as compared to $1,678,000 for the six months ended March 31, 2012. The increase was due to increased business develop, public relations and investor relation activities.

During the six months ended March 31, 2013, we recorded non-cash expenses of $790,000.

The selling, general and administrative expenses consisted primarily of research and development expenses, employee and independent contractor expenses, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, investor relation, legal, patent, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the six months ended March 31, 2013 was $1,246,000 as compared to other expense of $104,000 for the six months ended March 31, 2012. The expenses for the six months ended March 31, 2013 included $1,150,000 loss on the purchase of warrants and additional investment right, $116,000 for interest expense, offset by $20,000 in other income.  The other expense for the six months ended March 31, 2012 included interest expense of $116,000, offset by other income of $12,000.

NET LOSS

Net loss for the six months ended March 31, 2013 was $3,047,000 as compared to a net loss of $1,187,000 for the six months ended March 31, 2012 for the reasons discussed above. The net loss included non-cash expenses of $1,640,000.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $15,000, a net working capital deficit of approximately $3.8 million and total indebtedness of $2.5 million as of March 31, 2013. Further, as of May 10, 2013, we have (i) $1 million due to James Gingo on June 8, 2013 to complete the acquisition of TransTech; (ii) $250,000 for the repurchase of the Gemini Master Fund, Ltd. warrant  that was due on March 31, 2013; (iii) $300,000 if we purchase 4,000,000 shares from Ascendiant Capital Markets on or before May 31, 2013 pursuant to an Option Agreement; and (iv) $425,000 due under the AIR Termination Agreement to Gemini Master Fund, Ltd. on both June 30, 2013 and September 30, 2013.

We will need to obtain additional financing to implement our business plan and service our debt repayments. There can be no assurance that we will be able to secure funding, or that if such funding is available, the terms or conditions would be acceptable to us. If the Company is unable to obtain additional financing, we may need to restructure our operations, and divest all or a portion of our business.

Our recent efforts to generate additional liquidity, including through sales of our common stock, are described in more detail in the financial statement notes set forth in our Form 10-Q for the quarter ended December 31, 2012, which was filed with the SEC on February 11, 2013.

If we raise additional capital through borrowing or other debt financing, we will incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. When we raise more equity capital in the future, it will result in substantial dilution to our current stockholders.

OPERATING ACTIVITIES

Net cash used in operating activities for the six months ended March 31, 2013 was $1,294,000. This amount was primarily related to a net loss of $3,047,000, an increase in inventory of $296,000 and a reduction in deferred revenue of $500,000, offset by depreciation and amortization and other non-cash expenses of $1,640,000 and an increase in accounts payable and accrued expenses of $723,000.

INVESTING ACTIVITIES

Net cash used in investing activities for the six months ended March 31, 2013 was $3,000. This amount was primarily related to capital expenditures of $15,000, offset by proceeds from the sale of equipment of $12,000.

FINANCING ACTIVITIES

Net cash provided by financing activities for the six months ended March 31, 2013 was $171,000. This amount was primarily related to proceeds from line of credit of $110,000, proceeds from the issuance of common stock of $100,000, offset by repayment of debt of $40,000.

Our contractual cash obligations as of March 31, 2013 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$200,341	$80,928	$119,413	$0	$0
Note payable	2,549,012	2,546,093	2,919	0	0
Capital expenditures	525,000	125,000	150,000	125,000	125,000
Convertible notes payable payments	550,000	550,000	0	0	0
	$3,824,353	$3,302,021	$272,332	$125,000	$125,000

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of March 31, 2013, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of March 31, 2013.

While we have an audit committee, we lack a financial expert. During 2013, the Board expects to appoint an additional independent Director to serve as Audit Committee Chairman who is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002.

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

CHANGES IN INTERNAL CONTROL

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected or is likely to materially affect our internal control over financial reporting.

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

WE WILL NEED ADDITIONAL FINANCING TO PAY OUR DEBTS AND SUPPORT OUR TECHNOLOGY DEVELOPMENT AND ONGOING OPERATIONS.

We had cash of $15,000, a net working capital deficit of approximately $3.8 million and total indebtedness of $2.5 million as of March 31, 2013. Further, as of May 10, 2013, we have (i) $1 million due to James Gingo on June 8, 2013 to complete the acquisition of TransTech; (ii) $250,000 for the repurchase of the Gemini Master Fund, Ltd. warrant  that was due on March 31, 2013; (iii) $300,000 if we purchase of 4,000,000 shares from Ascendiant Capital Markets on or before May 31, 2013 pursuant to an Option Agreement; and (iv) $425,000 due under the AIR Termination Agreement to Gemini Master Fund, Ltd. on both June 30, 2013 and September 30, 2013.

We will need to obtain additional financing to implement our business plan and service our debt repayments. There can be no assurance that we will be able to secure funding, or that if such funding is available, the terms or conditions would be acceptable to us. If the Company is unable to obtain additional financing, we may need to restructure our operations, divest or lose our TransTech business and face litigation.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of May 10, 2013, there were approximately 116.7 million shares of common stock issued and outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

Some of the present shareholders have acquired shares at prices as low as $0.001 per share, whereas other shareholders have purchased their shares at prices ranging from $0.05 to $0.75 per share.

In addition, as of May 10, 2013, there are also options outstanding for the purchase of 11,005,000 common shares at a $0.131 average strike price, and warrants for the purchase of 2,857,051 common shares at a $0.235 average exercise price.

These options and warrants could result in further dilution to common stock holders and may affect the market price of the common stock.

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

On January 30, 2013, we and the Investors entered into the following additional agreements dated January 23, 2013 but made effective as of the date of their execution by the parties:

        (1)           Warrant Purchase Agreement between the Company and Ascendiant pursuant to which we agreed to repurchase the Ascendiant Warrant for a purchase price of $300,000, which amount was due in full on March 31, 2013. On April 26, 2013, we entered into an Option Agreement with Ascendiant pursuant to which we have the option to purchase from Ascendiant 4,000,000 shares of our common stock for a total purchase price of $300,000 If purchased by the Company, the shares are expected to be retired to treasury.  The option must be exercised and payment for the shares must be made on or before May 31, 2013.  Ascendiant was issued a total of 4,564,068 shares of common stock on April 26, 2013 as a result of Ascendiant’s cashless exercise of the Ascendiant warrant.  We did not complete that purchase, thereby enabling Ascendiant to exercise the Ascendiant Warrant on April 26, 2013.

        (2)           Amendment to Warrant Purchase Agreement between the Company and Gemini extending the due date for payment of the balance of the purchase price, including accrued interest thereon, from November 30, 2012 to March 31, 2013. We are currently accruing interest at 18% on the $250,000 balance due to Gemini.  The Company is currently in default on its payment obligation to Gemini, which entitles Gemini to exercise its warrant, which could result in substantial additional dilution to the Company’s shareholders.

(3)           AIR Termination Agreement between the Company and Gemini pursuant to which the Company acquired all additional investment rights (“AIR”) of Gemini and Ascendiant under the Securities Purchase Agreement for the sum of $850,000, to be paid pursuant to the terms of a promissory note executed by the Company for the principal amount of $850,000.  The promissory note is payable in two installments of $425,000 each, together with accrued interest thereon at the rate of 5% per annum, due on June 30, 2013 and September 30, 2013. If the payments are not made, the Company owes 120% of the balance due plus interest.

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

The conversion of the convertible notes payable resulted in substantial dilution of the value of the common shares for all shareholders.  The failure to pay the $250,000 for the repurchase of the Gemini  warrant due on March 31, 2013 may result in substantial additional dilution of the value of the common shares for all shareholders. The exercise of the Ascendiant Warrant on April 26, 2013, resulted in substantial dilution, which the Company may be able to mitigate if it is able to raise the money to exercise the Option Agreement to repurchase 4,000,000 of the shares issued to Ascendiant on exercise of the Ascendiant Warrant.

RISKS ASSOCIATED WITH A POSSIBLE DEFAULT UNDER THE NOTE DUE TO MR. GINGO.

The Company acquired its 100% interest in TransTech by issuing a Promissory Note on June 8, 2010 (“Note”) to James Gingo, the President of TransTech, in the amount of $2,300,000, plus interest at the rate of three and one-half percent (3.5%) per annum from the date of the Note. The Note is secured by a security interest in the stock and assets of TransTech. Mr. Gingo has the following rights (in addition to all other rights and remedies at law or in equity or otherwise) in case of a possible default, which is not cured within ten days:

(a)           Declare the entire balance of the Note immediately due and payable;

(b)           Register in the Secured Party’s name any or all of the TTS Shares;

(c)           Exercise the Secured Party’s proxy rights with respect to all or a portion of the TTS Shares, in which event the Pledgor agrees to deliver promptly to the Secured Party further evidence of the grant of the proxy in any form requested by the Secured Party; and

(d)           Sell or otherwise dispose of the TTS Shares.

As of March 31, 2013, the remaining balance of $1,000,000 on the Note and interest shall be paid to Seller on the earlier of June 8, 2013 or on the closing of $7,500,000 or more in aggregate financing (whether debt, equity or some combination thereof) after the closing date.

In the case of a possible default, we risk losing ownership of TransTech and face possible litigation with Mr. Gingo.

RISKS ASSOCIATED WITH EQUITY LINE OF CREDIT WITH ASCENDIANT

The Securities Purchase Agreement dated June 17, 2011 with Ascendiant will terminate if our common stock is not listed on one of several specified trading markets (which include the OTCBB and Pink Sheets, among others), if we file protection from our creditors, or if a Registration Statement on Form S-1 or S-3 is not effective.

As of May 10, 2013, the Company has issued 6,358,933 shares for $483,141, or an average of $.076 per share, under the Securities Purchase Agreement with Ascendiant.  The Company has registered a total of 10,285,714 shares of common stock for resale by Ascendiant.

Our equity line of credit with Ascendiant remains outstanding, with available credit of $2,516,859. We have no current intention to utilize this line of credit, which expires August 29, 2013.

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

WE MAY INCUR LOSSES IN THE FUTURE.

We have experienced net losses since inception. As of March 31, 2013, we had an accumulated deficit of $17 million. There can be no assurance that we will achieve or maintain profitability.

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

OUR JOINT DEVELOPMENT AGREEMENT WITH SUMITOMO PRECISION PRODUCTS CO. LTD IS IMPORTANT TO OUR OPERATIONS AND IS SUBJECT TO EXPIRATION.

On May 31, 2012, the Company entered into a Joint Research and Product Development Agreement (the “Joint Development Agreement”) with SPP for the commercialization of Visualant’s ChromaID technology.  A copy of the Joint Development Agreement was filed by the Company with its Form 8-K filed June 4, 2012. The Joint Development Agreement was extended to December 31, 2013. We have certain product development responsibilities under the Joint Development Agreement. In addition, the ownership of technology under the Joint Development Agreement is discussed in our Form 8-K filed June 4, 2012.

The failure to operate in accordance with the Joint Development Agreement could result in the agreement not being renewed.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our financial statements and notes  for the three months ended March 31, 2013 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.   Such factors identified in the report result from net losses, negative working capital and the need for additional financing to implement our business plan and service our debt repayments. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2013, we had the following unregistered sales of equity securities.

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

On January 24, 2013, Gemini converted $300,000 of principal and $50,630 of accrued interest into 7,012,603 shares of common stock at $.050 per share under the Securities Purchase Agreement dated May 19, 2011. A notice filing under Regulation D was filed with the SEC on January 29, 2013.

On January 24, 2013, Ascendiant converted $50,000 of principal and $8,438 of accrued interest into 1,168,767 shares of common stock at $.050 per share under the Securities Purchase Agreement dated May 19, 2011. A notice filing under Regulation D was filed with the SEC on January 29, 2013.

On January 28, 2013, Gemini converted $300,000 of principal and $50,959 of accrued interest into 7,019,178 shares of common stock at $.050 per share under the Securities Purchase Agreement dated May 19, 2011. A notice filing under Regulation D was filed with the SEC on January 30, 2013.

On February 11, 2013, we entered into a Consulting Services Agreement with Integrated Consulting Services. We issued a warrant for the purchase of 250,000 shares of common stock.  The warrants are exercisable at $.10 per share and February 10, 2016. We valued the warrant at $0.10 per share and expensed $25,000 during the six months ended March 31, 2013. Pursuant to the Consulting Services Agreement, we agreed to issue an additional warrant for the purchase of 250,000 shares of common stock on August 12, 2013.

On February 13, 2013, we issued 150,000 shares of restricted common stock to Manna Advisory Services, LLC, a non-accredited investor for services. The shares were valued at $0.10 per share. We expensed $15,000 during the six months ended March 31, 2013.The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC in February 15, 2013.

On February 13, 2013, we issued 150,000 shares of restricted common stock to David Markowski, a non-accredited investor for services. The shares were valued at $0.10 per share. We expensed $15,000 during the six months ended March 31, 2013. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC in February 15, 2013.

On February 13, 2013, we issued 2,000,000 shares of restricted common stock to two employees and two directors. The shares were valued at $0.10 per share. We expensed $200,000 during the six months ended March 31, 2013. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC in February 15, 2013.

On March 1, 2013, we issued 50,000 shares of restricted common stock to Manna Advisory Services, LLC, a non-accredited investor for services. The shares were valued at $0.10 per share. We expensed $5,000 during the six months ended March 31, 2013. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC in April 4, 2013.

ITEM 5.             OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)             Exhibits

10.1	Warrant Purchase Agreement dated January 23, 2013 by and between Visualant, Inc. and Ascendiant Capital Partners LLC. (1)

10.2	Amendment to Warrant Purchase Agreement dated January 23, 2013 by and between Visualant, Inc. and Gemini Master Fund Ltd. (1)

10.3	AIR Termination Agreement dated January 23, 2013 by and between Visualant, Inc. and Gemini Master Fund Ltd. (1)

10.4	$850,000 Term Note of Visualant, Inc. dated January 23, 2013. (1)

10.5	Amendment to Joint Research and Product Development Agreement dated March 29, 2013 by and between Visualant, Inc. and Sumitomo Precision Products Co., Ltd. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. (3)

32.1	Section 906 Certifications. (3)

32.2	Section 906 Certifications. (3)

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (4)

(1) Attached as an exhibit to the Company’s Form 8-K dated and filed with the SEC on January 30, 2013.

(2) Attached as an exhibit to the Company’s Form 8-K dated March 29, 2013 and filed with the SEC on April 4, 2013.

(3) Filed herewith.

(4) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INCORPORATED

(Registrant)

Date: May 10, 2013	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: May 10, 2013	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)