Form 10-Q
period 2013-06-30
VISUALANT INC
filed 2013-08-15
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to ________

Commission File number               000-30262

VISUALANT, INCORPORATED

(Exact name of registrant as specified in charter)

Nevada	90-0273142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Union Street, Suite 420, Seattle, Washington USA	98101
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of August 14, 2013: 166,679,149 shares

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	September 30, 2012
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$1,509,829	$1,141,165
Restricted cash	200,000	-
Accounts receivable, net of allowance of $40,750 and $16,750, respectively	809,856	1,012,697
Prepaid expenses	63,463	222,978
Inventories	690,629	344,692
Refundable tax assets	30,045	29,316
Total current assets	3,303,822	2,750,848

EQUIPMENT, NET	442,270	469,001

OTHER ASSETS
Intangible assets, net	855,689	1,110,111
Goodwill	983,645	983,645
Other assets	6,161	6,161

TOTAL ASSETS	$5,591,587	$5,319,766

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$2,297,387	$1,593,861
Accounts payable - related parties	103,691	73,737
Accrued expenses	55,859	391,311
Accrued expenses - related parties	-	5,849
Deferred revenue	-	666,667
Convertible notes payable	-	750,000
Derivative liability - warrants	4,184,000	-
Notes payable - current portion of long term debt	683,101	1,631,903
Total current liabilities	7,324,038	5,113,328

LONG TERM LIABILITIES:
Long term debt	2,455	4,015

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.001 par value, 500,000,000 shares authorized, 166,677,149
and 90,992,954 shares issued and outstanding at 6/30/13 and 9/30/12, respectively	166,679	90,993
Additional paid in capital	17,430,415	13,995,554
Accumulated deficit	(19,378,609)	(13,915,931)
Total stockholders' (deficit) equity	(1,781,515)	170,616
Noncontrolling interest	46,609	31,807

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$5,591,587	$5,319,766

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

REVENUE	$2,060,250	$1,813,625	$6,333,552	$5,525,785
COST OF SALES	1,642,240	1,457,420	4,807,196	4,512,899
GROSS PROFIT	418,010	356,205	1,526,356	1,012,886
RESEARCH AND DEVELOPMENT EXPENSES	341,231	23,000	720,022	99,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,018,083	1,076,134	3,570,911	2,754,050
OPERATING LOSS	(941,304)	(742,929)	(2,764,577)	(1,840,164)

OTHER INCOME (EXPENSE):
Interest expense	(38,605)	(12,261)	(154,642)	(128,503)
Other income	5,296	7,610	25,206	19,758
Loss on change - derivative liability warrants	(1,448,710)	-	(1,448,710)	-
Loss on purchase of warrants and additional investment right	-	-	(1,150,000)	-
Total other expense	(1,482,019)	(4,651)	(2,728,146)	(108,745)

LOSS BEFORE INCOME TAXES	(2,423,323)	(747,580)	(5,492,723)	(1,948,909)

Income taxes - current benefit	(13,910)	(9,965)	(30,045)	(24,159)

NET LOSS	(2,409,413)	(737,615)	(5,462,678)	(1,924,750)

NONCONTROLLING INTEREST	(6,476)	(786)	(14,802)	2,750

NET (LOSS) ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES COMMON SHAREHOLDERS	$(2,402,937)	$(736,829)	$(5,447,876)	$(1,927,500)

Basic and diluted income (loss) per common share attributable to Visualant, Inc. and subsidiaries common shareholders-
Basic and diluted income (loss) per share	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Weighted average shares of common stock outstanding- basic and diluted	124,638,584	67,597,374	108,181,494	59,398,032

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,462,678)	$(1,927,500)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation and amortization	303,270	258,870
Issuance of capital stock for services and expenses	254,500	229,000
Issuance of warrants for services and expenses	25,000	-
Issuance of capital stock for accrued liabilities	136,630	11,454
Stock based compensation	227,335	250,069
(Loss) on sale of assets	(10,572)	(7,189)
Loss on purchase of warrants and additional investment right	850,000	-
Loss on change - derivative liability warrants	1,448,710	-
Provision for losses on accounts receivable	29,281	-
Changes in operating assets and liabilities:
Accounts receivable	301,700	111,804
Prepaid expenses	159,515	39,128
Inventory	(345,937)	61,114
Accounts payable - trade and accrued expenses	264,039	478,206
Deferred revenue	(666,667)	916,667
Income tax receivable	(729)	(15,080)
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,486,603)	406,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,746)	5,301
Proceeds from sale of equipment	12,201	8,302
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:	(11,545)	13,603

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	109,337	(1,734)
Repayment of debt	(1,899,500)	(26,822)
Proceeds from the issuance of common stock	4,852,372	2,626,669
Repayments of capital leases	(10,199)	(9,489)
Change in noncontrolling interest	14,802	(15,478)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,066,812	2,573,146

NET INCREASE IN CASH AND CASH EQUIVALENTS	568,664	2,993,292

CASH AND CASH EQUIVALENTS, beginning of period	1,141,165	92,313

CASH AND CASH EQUIVALENTS, end of period	$1,709,829	$3,085,605

Supplemental disclosures of cash flow information:
Interest paid	$109,545	$12,458
Taxes paid	$-	$-

Non-cash investing and financing activities:
Debenture converted to common stock	$750,000	$200,000
Note payable issued for additional investment right	$850,000	$-
Acquisition of leased equipment	$-	$597

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Visualant, Inc. (the “Company” or “Visualant”) was incorporated under the laws of the State of Nevada on October 8, 1998 with authorized common stock of 500,000,000 shares at $0.001 par value. On September 13, 2002, 50,000,000 shares of preferred stock with a par value of $0.001 were authorized by the shareholders.  There are no preferred shares issued and the terms have not been determined. The Company’s executive offices are located in Seattle, Washington.

The Company has invented a way to shine light at a material (solid surface, liquid, or gas) and measure the amount of light that is reflected back. The pattern of this reflected light is compared to other patterns the Company has captured and this allows the Company to identify, detect, or diagnose materials that cannot be identified by the human eye. The Company refers to this pattern of reflected light as a ChromaID™. The Company designs ChromaID Scanner devices made with electronic, optical, and software parts to produce and capture the light.

The Company’s first product, the ChromaID F12 Lab Kit, scans and identifies solid surfaces. The Company is marketing this product to customers who are considering licensing the technology. Target markets include, but are not limited to, commercial paint manufacturers, pharmaceutical equipment manufacturers, process control companies, currency paper and ink manufacturers, security card, reader, and scanner manufacturers, food processing, and electronic gaming.

Through our wholly owned subsidiary, TransTech Systems, Inc., based in Aurora, Oregon, the Company provides value added security and authentication solutions to corporate and government security and law enforcement markets throughout the United States.

On June 10, 2013, the Company entered into a Purchase Agreement, Warrants, Registration Rights Agreement and Voting Agreement with Special Situations and forty other accredited investors pursuant to which we issued 52,300,000 shares of common stock at $0.10 per share for a total of $5,230,000, which amount includes the conversion of $500,000 in outstanding debt of the Company owed to one of its officers.  As part of the transaction which closed on June 14, 2013, the Company issued to the investors (i) five year Series A Warrants to purchase a total of 52,300,000 shares of common stock at $0.15 per share; and (ii) five year Series B Warrants to purchase a total of 52,300,000 shares of common stock at $0.20 per share. The transaction was entered into to strengthen our balance sheet, complete the purchase of our TransTech subsidiary, and provide working capital to support the rapid movement of our ChromaID technology into the marketplace.

The Company has a Joint Development Agreement through December 31, 2013 with Sumitomo Precision Products Co., Ltd., which focuses on the commercialization of the ChromaID™ technology as well as a License Agreement providing SPP with an exclusive license of the ChromaID™ technology in identified Asian territories. SPP is publicly traded in Japan and has operations in Japan, United States, China, United Kingdom, Canada and other parts of the world.

To date, the Company been issued five patents by the United States Office of Patents and Trademarks.  See page 9 for more detailed information regarding the Company's patents and business.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $5,462,678 and $2,725,692 for the nine months ended June 30, 2013 and the year ended September 30, 2012, respectively. Our net cash used in operating activities was $2,468,603 for the nine months ended June 30, 2013.

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2013, our accumulated deficit was $19,378,609.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, our Chief Executive Officer. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2012 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

INVENTORIES - Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $10,000 reserve for impaired inventory as of June 30, 2013 and September 30, 2012.

EQUIPMENT - Equipment consists of machinery, leasehold improvements, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 2-10 years, except for leasehold improvements which are depreciated over 5-20 years.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY – The Company amortizes the intangible assets and intellectual property acquired in connection with the acquisition of TransTech, over sixty months on a straight - line basis, which was the time frame that the management of the Company was able to project forward for future revenue, either under agreement or through expected continued business activities.  Intangible assets and intellectual property acquired from RATLab LLC and Javelin are recorded likewise.

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

LONG-LIVED ASSETS – The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS – ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value.  The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

Level 1 – Quoted prices in active markets for identical assets and liabilities;

Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	June 30, 2013

Liabilities:
Derivative Instruments - Warrants	$-	$4,184,000	$-	$4,184,000

Total	$-	$4,184,000	$-	$4,184,000

Liabilities measured at fair value on a recurring basis are summarized as follows:

June 30, 2013
Market price and estimated fair value of common stock:	$0.090
Exercise price	$0.15-0.20
Expected term (years)	3-5 years
Dividend yield	-
Expected volatility	82%
Risk-free interest rate	1.3%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at June 30, 2013 and 2012 based upon the short-term nature of the assets and liabilities.

Derivative Instruments - Warrants
The Company issued 104,600,000 warrants in connection with the June 2013 Private Placement of 52,300,000 shares of common stock.  The strike price of these warrants is $0.15 to $0.20 per share.  These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  These warrants were issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished.

The proceeds from the Private Placement were allocated between the Common Shares and the Warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date at June 14, 2013, resulting in the aggregate amount of $2,494,710 to the Stockholders’ Equity and $2,735,290 to the warrant derivative.  During 2013, the Company recognized $1,448,710 of other expense resulting from the increase in the fair value of the warrant liability at June 30, 2013.

REVENUE RECOGNITION – TransTech revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The SPP License fee is being recorded as revenue over the life the Joint Development Agreement discussed below. The Company recorded deferred revenue of $0 and $666,667 as of June 30, 2013 and September 30, 2012, respectively.

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

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES - Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of June 30, 2013 and September 30, 2012, the Company had refundable tax assets related to TransTech of $30,045 and $29,316, respectively.

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of June 30, 2013, there were options outstanding for the purchase of 11,005,000 common shares, warrants for the purchase of 112,357,050 common shares, and an undetermined number shares of common stock related to convertible debt, which could potentially dilute future earnings per share. As of June 30, 2012, there were options outstanding for the purchase of 9,020,000 common shares, warrants for the purchase of 4,977,051 common shares, and an undetermined number shares of common stock related to convertible debt, which could potentially dilute future earnings per share.

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

The Company’s ChromaID™ Technology

The Company has invented a way to project light at a material (solid surface, liquid, or gas) and measure the amount of light that is reflected back. The pattern of this reflected light is compared to other patterns the Company has captured and this allows the Company to identify, detect, or diagnose materials that cannot be identified by the human eye. The Company refers to this pattern of reflected light as a ChromaID™. The Company designs ChromaID scanning devices made with electronic, optical, and software parts to produce and capture the light.

The Company’s first product, the ChromaID F12 Lab Kit, scans and identifies solid surfaces. The Company is marketing this product to customers who are considering licensing the technology. Target markets include, but are not limited to, commercial paint manufacturers, pharmaceutical equipment manufacturers, process control companies, currency paper and ink manufacturers, security card, reader, and scanner manufacturers, food processing, and electronic gaming.

The Company’s Patents

On August 9, 2011, the Company was issued US Patent No. 7,996,173 B2 entitled “Method, Apparatus and Article to Facilitate Distributed Evaluation of Objects Using Electromagnetic Energy,” by the United States Office of Patents and Trademarks. The patent expires August 24, 2029.

On December 13, 2011, the Company was issued US Patent No. 8,076,630 B2 entitled “System and Method of Evaluating an Object Using Electromagnetic Energy” by the United States Office of Patents and Trademarks. The patent expires November 7, 2028.

On December 20, 2011, the Company was issued US Patent No. 8,081,304 B2 entitled “Method, Apparatus and Article to Facilitate Evaluation of Objects Using Electromagnetic Energy” by the United States Office of Patents and Trademarks. The patent expires July 28, 2030.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 9, 2012, the Company was issued US Patent No. 8,285,510 B2 entitled “Method, Apparatus, and Article to Facilitate Distributed Evaluation of Objects Using Electromagnetic Energy” by the United States Office of Patents and Trademarks. The patent expires July 31, 2027.

On February 5, 2013, the Company was issued US Patent No. 8,368,878 B2 entitled “Method, Apparatus and Article To Facilitate Evaluation of Objects Using Electromagnetic Energy by the United States Office of Patents and Trademarks. The patent expires July 31, 2027.

The Company is pursuing an aggressive patent strategy to expand our unique intellectual property in the United States and Japan and other countries.

5.	JOINT DEVELOPMENT AGREEMENT WITH SUMITOMO PRECISION PRODUCTS CO., LTD.

On May 31, 2012, the Company entered into a Joint Research and Product Development Agreement with SPP, a publicly-traded Japanese corporation, for the commercialization of our ChromaID™ technology.   On March 29, 2013, the Company entered into an Amendment to Joint Research and Product Development Agreement with SPP. The Amended Agreement extends the Joint Development Agreement from March 31, 2013 to December 31, 2013 and focuses on the commercialization of our ChromaID™ technology.

SPP invested $2,250,000 in exchange for 17,307,693 shares of restricted common shares priced at $0.13 per share that was funded on June 21, 2012.  SPP also paid the Company an initial payment of $1 million for an exclusive License Agreement which covers select countries in Asia. A running royalty for the license granted under the License Agreement will be negotiated at the completion of the Joint Development Agreement. The SPP License fee was recorded as revenue over the life the Joint Development Agreement and was fully recorded as of May 31, 2013.

SPP is publicly traded in Japan and has operations in Japan, United States, China, United Kingdom, Canada and other parts of the world.

6.	ACQUISITION OF TRANSTECH SYSTEMS, INC.

Our wholly owned subsidiary, TransTech Systems, is based in Aurora, Oregon, and was founded in 1994. TransTech provides value-added security and authentication solutions to corporate and government security and law enforcement markets throughout the United States.   With recorded revenues of $7.6 million in 2012, TransTech has a respected national reputation for outstanding product knowledge, sales and service excellence.

The Company closed the acquisition of TransTech on June 8, 2010. The Company acquired its 100% interest in TransTech by issuing a Promissory Note to James Gingo, the President of TransTech, in the amount of $2,300,000, plus interest at the rate of three and one-half percent per annum from the date of the Note. The Note was secured by a security interest in the stock and assets of TransTech, and was payable over a period of three years. The final balance of $1,000,000 on the Note and accrued interest of $30,397 were paid to Mr. Gingo on June 12, 2013, to complete the purchase price for the TransTech stock.

On June 8, 2010 in connection with the acquisition of TransTech, the Company issued a total of 3,800,000 shares of restricted common stock of the Company to James Gingo, Jeff Kruse and Steve Waddle, executives of TransTech, and Paul Bonderson, a TransTech investor.  The parties valued the shares in this transaction at $76,000 or $0.02 per share, the closing bid price during negotiations.

This acquisition was entered into to accelerate market entry and penetration through well-operated and positioned dealers of security and authentication systems, thus creating a natural distribution channel for products featuring the Company’s proprietary ChromaID technology.

7.	ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $809,856 and $1,012,697, net of allowance, as of June 30, 2013 and September 30, 2012, respectively. The Company had no customers in excess of 10% of our consolidated revenues for the nine months ended June 30, 2013. The Company had one customer (11.6%) with accounts receivable in excess of 10% as of June 30, 2013. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

8.	INVENTORIES

Inventories were $690,629 and $344,692 as of June 30, 2013 and September 30, 2012, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $10,000 reserve for impaired inventory as of June 30, 2013 and September 30, 2012.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	FIXED ASSETS

Property and equipment as of June 30, 2013 consisted of the following:

	Estimated	June 30, 2013
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$119,998	$87,039	$207,037
Leasehold improvements	5-20 years	603,612	-	603,612
Furniture and fixtures	3-10 years	73,539	101,260	174,799
Software and websites	3-7 years	63,782	44,849	108,631
Less: accumulated depreciation		(435,409)	(216,400)	(651,809)
		$425,522	$16,748	$442,270

Fixed assets, net of accumulated depreciation, were $442,270 and $469,001 as of June 30, 2013 and September 30, 2012, respectively. Accumulated depreciation was $651,809 and $606,509 as of June 30, 2013 and September 30, 2012, respectively. Total depreciation expense was $49,160 and $43,823 for the nine months ended June 30, 2013 and 2012, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

10.	INTANGIBLE ASSETS

Intangible assets as of June 30, 2013 and September 30, 2012 consisted of the following:

	Estimated	June 30,	September 30,
	Useful Lives	2013	2012

Customer contracts	5 years	$983,645	$983,645
Technology	5 years	712,500	$712,500
Less: accumulated amortization		(840,456)	(586,034)
Intangible assets, net		$855,689	$1,110,111

Total amortization expense was $254,422 and $215,047 for the nine months ended June 30, 2013 and 2012, respectively.

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

Accounts payable were $2,297,387 and $1,593,861 as of June 30, 2013 and September 30, 2012, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.  TransTech had 3 vendors (37.5%, 19.2%, and 11.6%) with accounts payable in excess of 10% of its accounts payable as of June 30, 2013. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

12.	ACCRUED EXPENSES

Accrued expenses were $55,859 and $391,311 as of June 30, 2013 and September 30, 2012, respectively. As of September 30, 2012 liabilities consisted of accrued interest and $250,000 due to Gemini Master Fund, Ltd. for the repurchase of a warrant under a Warrant Repurchase Agreement dated August 28, 2012.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	CONVERTIBLE NOTES PAYABLE

Agreements with Gemini Master Fund, Ltd. and Ascendiant Capital Partners, LLC

On May 31, 2013, the Company paid $250,000 plus interest of $35,175 under the Amendment to Warrant Purchase Agreement with Gemini dated January 23, 2013. The Company has acquired the warrant from Gemini and cancelled it.

On June 26, 2013, the Company acquired all additional investment rights (“AIR”) between the Company and Gemini under the AIR Agreement dated January 23, 2013 with the payment of $850,000 and interest of $17,349.

The Company’s equity line of credit with Ascendiant remains outstanding, with available credit of $2,516,859. The Company has no current intention to utilize this line of credit, which expires August 29, 2013.

14.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of June 30, 2013 and September 30, 2012 consisted of the following:

	June 30,	September 30,
	2013	2012

BFI Business Finance Secured Credit Facility	$477,812	$568,475
TransTech capitalized leases, net of capitalized interest	7,744	17,943
Note payable to Umpqua Bank	200,000	-
Related party notes payable-
James Gingo Promissory Note	-	1,000,000
Lynn Felsinger	-	49,500
Total debt	685,556	1,635,918
Less current portion of long term debt	(683,101)	(1,631,903)
Long term debt	$2,455	$4,015

BFI Finance Corp Secured Credit Facility

On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with BFI Business Finance to fund its operations.   On June 26, 2013 but effective June 12, 2013, the secured credit facility was renewed until December 12, 2013, with a floor for prime interest of 4.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $700,000. The Company agreed to repay the $183,000 inventory balance monthly with a final payment by November 30, 2013. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by the Company.

The Company’s revolving credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility.

Note Payable to Umpqua Bank

On May 20, 2013, the Company entered into a $200,000 Note Payable with Umpqua Bank.  The Note Payable has a maturity date of May 31, 2014 and provides for interest of 2.79%, subject to adjustment annually. The Note Payable is collateralized by restricted cash of $200,000.

Capitalized Leases

TransTech has capitalized leases for equipment. The leases have a remaining lease term of 3-28 months. The aggregate future minimum lease payments under capital leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30,	Total
2014	$105,611
2015	65,292
2016	38,008
2017	-
2018	-
Beyond	-
Total	$208,911

The imputed interest rate in the capitalized leases is approximately 10.5%.

Related Party Notes Payable

The Company closed the acquisition of TransTech on June 8, 2010. The Company acquired its 100% interest in TransTech by issuing a Promissory Note to James Gingo, the President and sole shareholder of TransTech, in the amount of $2,300,000, plus interest at the rate of three and one-half percent per annum from the date of the Note. The Note was secured by a security interest in the stock and assets of TransTech, and was payable over a period of three years. The final balance of $1,000,000 on the Note and accrued interest of $30,397 were paid to Mr. Gingo on June 12, 2013, to complete the purchase price for the TransTech stock.

Aggregate maturities for notes payable, capitalized leases and long term debt by year are as follows:

Years Ended June 30,	Total
2014	$683,101
2015	2,455
2016	-
2017	-
2018	-
Total	$685,556

15.	EQUITY

The following equity issuances occurred during the nine months ended June 30, 2013:

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

On October 17, 2012, the Company issued to Ascendiant 993,049 shares for $100,000 or $.101 per share under the Securities Purchase Agreement dated June 17, 2011. A notice filing under Regulation D was filed with the SEC in October 19, 2012.

On October 26, 2012 the Company issued 150,000 shares of restricted common stock to Manna Advisory Services, LLC, for investor relation services. The shares were valued at $0.13 per share. The Company expensed $19,500 during the nine months ended June 30, 2013.The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC in October 30, 2012.

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

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 11, 2013, the Company entered into a Consulting Services Agreement with Integrated Consulting Services for strategic advice on our product roadmap. The Company issued a warrant for the purchase of 250,000 shares of common stock.  The warrants are exercisable at $.10 per share and expire February 10, 2016. The Company valued the warrant at $0.10 per share and expensed $25,000 during the nine months ended June 30, 2013. Pursuant to the Consulting Services Agreement, the Company agreed to issue an additional warrant for the purchase of 250,000 shares of common stock on August 12, 2013.

On February 13, 2013, the Company issued 150,000 shares of restricted common stock to Manna Advisory Services, LLC, for investor relation services. The shares were valued at $0.10 per share. The Company expensed $15,000 during the nine months ended June 30, 2013.The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC in February 15, 2013.

On February 13, 2013, the Company issued 150,000 shares of restricted common stock to David Markowski, an investor for services related to the acquisition of TransTech. The shares were valued at $0.10 per share. The Company expensed $15,000 during the nine months ended June 30, 2013. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC in February 15, 2013.

On February 13, 2013, the Company issued 2,000,000 shares of restricted common stock to two employees (1,200,000 shares for Ronald Erickson our Chief Executive Officer and 200,000 for Mark Scott, our Chief Financial Officer) and two directors (400,000 shares for Marco Hegyi and 200,000 shares for Jon Pepper) for services during 2012. The shares were valued at $0.10 per share. The Company expensed $200,000 during the nine months ended June 30, 2013. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC in February 15, 2013.

On March 1, 2013, the Company issued 50,000 shares of restricted common stock to Manna Advisory Services, LLC, for investor relation services. The shares were valued at $0.10 per share. The Company expensed $5,000 during the nine months ended June 30, 2013. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC in April 4, 2013.

On April 26, 2013, Ascendiant was issued a total of 4,564,068 shares of common stock as a result of Ascendiant’s cashless exercise of a warrant (“Ascendiant Warrant”).  On January 23, 2013, the Company had agreed to repurchase the Ascendiant Warrant for a purchase price of $300,000, payment of which was due March 31, 2013; however, the Company did not complete that purchase, thereby enabling Ascendiant to exercise the Ascendiant Warrant on April 26, 2013. A notice filing under Regulation D was filed with the SEC May 3, 2013.

On April 30, 2013, the Company issued 120,000 shares of restricted common stock to David Markowski, an investor for services related to the acquisition to TransTech. The shares were valued at $0.10 per share. The Company expensed $12,000 during the nine months ended June 30, 2013. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC May 16, 2013.

We entered into an Option Agreement with Ascendiant dated April 26, 2013, pursuant to which we had the option to purchase from Ascendiant 4,000,000 shares of our common stock (the “Option Shares”) for an aggregate purchase price of $300,000. On May 31, 2013, the Company exercised its option to purchase the 4,000,000 Option Shares from Ascendiant and paid to Ascendiant the $300,000 purchase price.  To date, Ascendiant has delivered only 2,284,525 of the 4,000,000 Option Shares purchased by the Company, and has failed to deliver the remaining 1,715,475 Option Shares. See Note 18 for additional details on legal proceedings.

On June 10, 2013, the Sterling Group forfeited a warrant to purchase 300,000 shares of common stock at $0.20 per share.

On June 10, 2013, the Company entered into a Purchase Agreement, Warrants, Registration Rights Agreement and Voting Agreement with Special Situations and forty other accredited investors pursuant to which we issued 52,300,000 shares of common stock at $0.10 per share for a total of $5,230,000, which amount includes the conversion of $500,000 in outstanding debt of the Company owed to one of its officers.  As part of the transaction which closed June 14, 2013, the Company issued to the investors (i) five year Series A Warrants to purchase a total of 52,300,000 shares of common stock at $0.15 per share; and (ii) five year Series B Warrants to purchase a total of 52,300,000 shares of common stock at $0.20 per share.  Since we currently have an insufficient number of authorized shares of common stock to permit the exercise of all of the Warrants, the Warrants were issued subject to authorization and approval of an increase in the number of authorized shares of the Company by its stockholders at a special meeting of the stockholders to be held in August 2013.  A notice filing under Regulation D was filed with the SEC June 18, 2013.

The Company also issued 5,230,000 placement agent warrants exercisable at $0.10 per share GVC Capital, with an obligation to issue up to 5,230,000 additional placement agent warrants exercisable at $0.15 per share.  The $0.15 placement agent warrants shall issue only upon the exercise of the Series A Warrants by the Investors, and are issuable ratably based upon the number of Warrants exercised by the Investors.  The placement agent warrants have a term of five years from the date of closing of the Transaction.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the warrants issued as of June 30, 2013 were as follows:

	June 30, 2013
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	3,369,050	$0.307
Issued	110,080,000	0.100
Exercised	-	-
Forfeited	(300,000)	(0.200)
Expired	(792,000)	(0.500)
Outstanding at end of period	112,357,050	$0.173
Exerciseable at end of period	112,357,050

A summary of the status of the warrants outstanding as of June 30, 2013 is presented below:

	June 30, 2013
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
6,080,000	4.37	$0.100	6,080,000	$0.100
52,300,000	4.88	0.150	52,300,000	0.150
52,300,000	4.88	0.200	52,300,000	0.200
1,059,073	0.62	0.20-0.29	1,059,073	0.20-0.29
117,977	0.80	0.30-0.39	117,977	0.30-0.39
500,000	0.63	0.40-0.49	500,000	0.40-0.49
112,357,050	4.75	$0.173	112,357,050	$0.173

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended June 30, 2013 were as follows:

Dividend yield	0%
Expected life	3-5 years
Expected volatility	143%
Risk free interest rate	1.5%

At June 30, 2013, vested warrants of 112,357,050 had an aggregate intrinsic value of $0.

16.	STOCK OPTIONS

Description of Stock Option Plan

On April 29, 2011, the 2011 Stock Incentive Plan was approved at the Annual Stockholder Meeting. The Company was authorized to issue options for, and has reserved for issuance, up to 7,000,000 shares of common stock under the 2011 Stock Incentive Plan. On March 21, 2013, an amendment to the Stock Option Plan was approved by the stockholders of the Company, increasing the number of shares reserved for issuance under the Plan to 14,000,000 shares.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There are currently 11,005,000 options to purchase common stock at an average exercise price of $0.131 per share outstanding at June 30, 2013 under the 2011 Stock Incentive Plan. The Company recorded $221,692 and $232,567 of compensation expense, net of related tax effects, relative to stock options for the nine months ended June 30, 2013 and 2012 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00).

Stock option activity for the nine months ended June 30, 2013 and the year ended September 30, 2012:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2011	6,920,000	$0.296	$2,050,800
Granted	2,200,000	0.104	229,000
Exercised	-	-	-
Forfeitures	(3,200,000)	0.470	(1,503,000)
Outstanding as of September 30, 2012	5,920,000	0.131	$776,800
Granted	5,100,000	0.130	663,000
Exercised	-	-	-
Forfeitures	(15,000)	0.240	(3,600)
Outstanding as of June 30, 2013	11,005,000	$0.131	1,436,200

The following table summarizes information about stock options outstanding and exercisable at June 30, 2013:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
0.090	500,000	6.50 years	0.090	375,000	0.090
0.100	1,900,000	8.25 years	0.100	2,000,000	0.100
0.120	200,000	1.00 years	0.120	100,000	0.120
0.130	5,100,000	6.43 years	0.130	3,633,333	0.130
0.150	3,100,000	6.55 years	0.150	3,100,000	0.150
0.240	205,000	2.00 years	0.240	165,000	0.240
	11,005,000	7.29 years	$0.131	9,373,333	$0.135

There is no aggregate intrinsic value of the exercisable options as of June 30, 2013.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest have made advances and loans to us in the total principal amount of $960,000 on or before the date hereof at an average annual interest rate of 4.2%. In addition, Mr. Erickson and/or entities in which Mr. Erickson has a beneficial interest also have unreimbursed 2013 expenses and unpaid salary and interest from 2013 on the outstanding principal amount of the Loans totaling approximately $65,000 as of June 14, 2013. Mr. Erickson and related entities converted $500,000 of the advances and loans as part of the PPM which closed June 14, 2013. The remaining amounts were paid to Mr. Erickson and related entities by June 30, 2013. The PPM is discussed in Note  15.

Mr. Mark Scott, our Chief Financial Offer, invested $10,000 in the Private Placement which closed June 14, 2013 and is disclosed in Note 15.

Other related party transactions are discussed in Note 14.

18.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company that are expected to have a material adverse effect on its cash flows, financial condition or results of operations.

On May 31, 2013, the Company exercised its option to purchase the 4,000,000 Option Shares from Ascendiant and paid to Ascendiant the $300,000 purchase price.  To date, Ascendiant has delivered only  2,284,525 of the 4,000,000 Option Shares purchased by the Company and has failed to deliver the remaining 1,715,475 Option Shares. On June 17, 2013, the Company filed a complaint (the “Complaint”) against Ascendiant Capital Partners, LLC (“Ascendiant”) in the Orange County Superior Court of California (Case No. 30-2013-00656770-CU-BC-CJC) for breach of contract, seeking damages, specific performance and injunctive relief against Ascendiant. In its Complaint, the Company alleged that Ascendiant breached its obligations under the Option Agreement by delivering to the Company only 2,284,525 of the 4,000,000 Option Shares and failing to deliver the remaining 1,715,475 Option Shares. The Company filed a motion for preliminary injunction with the California Superior Court, seeking preliminary injunctive relief requiring Ascendiant to transfer the remaining 1,715,475 Option Shares to Visualant or, in the alternative, enjoining Ascendiant from transferring, selling, or otherwise encumbering the Option Shares.  The Compliant is currently being reviewed by the California Superior Court.

EMPLOYMENT AGREEMENTS

Mr. Erickson, Mr. Scott and other named executive officers of Visualant do not have employment agreements.

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment.

Corporate Offices

The Company’s executive office is located at 500 Union Street, Suite 420, Seattle, Washington, USA, 98101. On August 1, 2012, the Company entered into a lease which expires August 31, 2014. The monthly lease rate was $1,944 for the year ending August 31, 2013 and $2,028 for the year ending August 31, 2014. On June 14, 2013, the Company amended the lease and added Suite 450, increasing our monthly payment to $3,978 through August 31, 2013, $4,057 from September 1, 2013 to May 31, 2014 and $4,140 from June 1, 2014 through August 31, 2014.

TransTech Facilities

TransTech is located at 12142 NE Sky Lane, Suite 130, Aurora, OR 97002. They lease a total of approximately 9,750 square feet of office and warehouse space for its administrative offices, product inventory and shipping operations, at a monthly rental of $4,292. The lease was extended from March 2011 for an additional five year term at a monthly rental of $4,751. There are two additional five year renewals with a set accelerating increase of 10% per 5 year term.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended June 30,	Total
2014	$105,611
2015	65,292
2016	38,008
2017	-
2018	-
Beyond	-
Total	$208,911

19.	SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to June 30, 2013, the following material transactions occurred:

On July 3, 2013, the Company filed a registration statement on Form S-1 covering 70,300,000 shares. The common stock being registered for resale consists of (i) 52,300,000 shares of common stock issued to Special Situations and forty other accredited investors (collectively, the “Investors”) pursuant to a Private Placement which closed June 14, 2013; and (ii) 18,000,000 shares of common stock issuable upon exercise of a portion of the five-year Warrants to purchase shares of common stock at $0.15 per share issued as part of the above-referenced Private Placement.

At a special meeting of shareholders held on August 9, 2013 the stockholders of the Company approved of an increase in the authorized shares of common stock from 200,000,000 to 500,000,000 and thereafter to amend the articles of the Company to reflect this change in share authorization.

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

The following summarizes our plans for our ChromaID™ technology, which is expected to provide the majority of net revenues in future years. TransTech currently provides the majority of our net revenues. There is no government regulation to our business at this time.

Through our wholly owned subsidiary, TransTech Systems, Inc. or TransTech, based in Aurora, Oregon, we provide value added security and authentication solutions to corporate and government security and law enforcement markets throughout the United States.

Our ChromaID™ Technology

We have invented a way to project light at a material (solid surface, liquid, or gas) and measure the amount of light that is reflected back. The pattern of this reflected light is compared to other patterns we have captured and this allows us to identify, detect, or diagnose materials that cannot be identified by the human eye. We refer to this pattern of reflected light as a ChromaID™. We design ChromaID scanning devices made with electronic, optical, and software parts to produce and capture the light.

Our first product, the ChromaID F12 Lab Kit, scans and identifies solid surfaces. We are marketing this product to customers who are considering licensing the technology. Target markets include, but are not limited to, commercial paint manufacturers, pharmaceutical equipment manufacturers, process control companies, currency paper and ink manufacturers, security card, reader, and scanner manufacturers, food processing, and electronic gaming.

Our Patents

On August 9, 2011, we were issued US Patent No. 7,996,173 B2 entitled “Method, Apparatus and Article to Facilitate Distributed Evaluation of Objects Using Electromagnetic Energy,” by the United States Office of Patents and Trademarks. The patent expires August 24, 2029.

On December 13, 2011, we were issued US Patent No. 8,076,630 B2 entitled “System and Method of Evaluating an Object Using Electromagnetic Energy” by the United States Office of Patents and Trademarks. The patent expires November 7, 2028.

On December 20, 2011, we were issued US Patent No. 8,081,304 B2 entitled “Method, Apparatus and Article to Facilitate Evaluation of Objects Using Electromagnetic Energy” by the United States Office of Patents and Trademarks. The patent expires July 28, 2030.

On October 9, 2012, we were issued US Patent No. 8,285,510 B2 entitled “Method, Apparatus, and Article to Facilitate Distributed Evaluation of Objects Using Electromagnetic Energy” by the United States Office of Patents and Trademarks. The patent expires July 31, 2027.

On February 5, 2013, we were issued US Patent No. 8,368,878 B2 entitled “Method, Apparatus and Article To Facilitate Evaluation of Objects Using Electromagnetic Energy by the United States Office of Patents and Trademarks. The patent expires July 31, 2027.

We are pursuing an aggressive patent strategy to expand our unique intellectual property in the United States and Japan and other countries.

Our Joint Development Agreement with Sumitomo Precision Products Co., Ltd.

On May 31, 2012, we entered into a Joint Research and Product Development Agreement with SPP, a publicly-traded Japanese corporation, for the commercialization of our ChromaID™ technology.   On March 29, 2013, we entered into an Amendment to Joint Research and Product Development Agreement with SPP. The Amended Agreement extends the Joint Development Agreement from March 31, 2013 to December 31, 2013 and focuses on the commercialization of our ChromaID™ technology.

SPP invested $2,250,000 in exchange for 17,307,693 shares of restricted common shares priced at $0.13 per share that was funded on June 21, 2012.  SPP also paid the Company an initial payment of $1 million in accordance for an exclusive License Agreement which covers select countries in Asia. A running royalty for the license granted under the License Agreement will be negotiated at the completion of the Joint Development Agreement. The SPP License fee was recorded as revenue over the life the Joint Development Agreement and was fully recorded as of May 31, 2013.

SPP is publicly traded in Japan and has operations in Japan, United States, China, United Kingdom, Canada and other parts of the world.

Our Acquisition of TransTech Systems, Inc.

Our wholly owned subsidiary, TransTech is based in Aurora, Oregon, and was founded in 1994. TransTech provides value-added security and authentication solutions to corporate and government security and law enforcement markets throughout the United States.   With recorded revenues of $7.6 million in 2012, TransTech has a respected national reputation for outstanding product knowledge, sales and service excellence.

We closed the acquisition of TransTech on June 8, 2010. This acquisition is expected to accelerate market entry and penetration through well-operated and positioned dealers of security and authentication systems, thus creating a natural distribution channel for products featuring the company’s proprietary ChromaID technology.

Products
TransTech products are as follows:

ID Systems & Components: Provision of ID personalization systems to the security industry.  These systems include components such as ID cards, printers, software, supplies, data collection devices, document scanners, photo capture products, document authentication devices, and signature capture products.

Logical and Physical Access Control: Logical access readers used for logging onto computer networks and VPNs, physical access control readers used to gain access into buildings or secure areas, software such as visitor management & temporary card solutions, and additional applications outside of security.

Radio Frequency Identification and Tracking: These products include RF scanner, readers, cards, tags, labels, tracking software, and even video surveillance cameras to tie video clips of the asset or article movement to the personnel using them or to record other events surrounding asset and article movement.

Markets
Regions: Revenues are derived from over 400 distributors and national account customers in the United States, with the majority in the Western region.

Route to Market: TransTech’s focus is on its reseller channel. Approximately 90% of sales are through the reseller channel and government prime vendors.  The remaining approximately 10% is direct to end users.

Distribution Network Development: TransTech is exploring a closer position with its direct channel for tighter market feedback, insurance against manufacturer’s policies, and for financial benefits.  This exploration includes partnering, LLCs, Joint Ventures, and potential acquisitions.

Applications and Verticals: The primary use of TransTech products is for security applications.  These fit within many verticals, including but not limited to, commercial industries, manufacturing, distribution, transportation, government, health care, education, entertainment.  In recent years there has been growth into several non-security applications such as gaming/player’s cards, loyalty cards, gift cards, direct marketing, certifications, amusement, payment, and guest cards.

Key Partners
Customers: We currently do not have any customer concentrations where one customer exceeds 10% of net revenues on an annual basis.

Suppliers: Evolis, Fargo, Magicard and NiSCA, are major vendors whose products account for approximately 70% of TransTech’s revenue. Our products do not have any limit on availability, subject to proper payment of outstanding invoices.

THE COMPANY’S COMMON STOCK

Our common stock trades on the OTCQB Exchange under the symbol “VSUL.”

KEY MARKET PRIORITIES

Currently, our key market priorities are, among other things, to:

Our Developing Markets and Customers.

Our plan is to develop markets and customers who have a need to identify, detect, or diagnose flat surface materials which include, but are not limited to, commercial paint manufacturers, pharmaceutical equipment manufacturers, process control companies, currency paper and ink manufacturers, security card, reader, and scanner manufacturers, food processing, and electronic gaming.

Future market opportunities might include identification, detection, or diagnosis of:
-	Powders for law enforcement applications,
-	Drugs and drug container seals for protection against contamination and counterfeiting for pharmaceutical applications.
-	Fruit and vegetable ripeness for agriculture applications,
-	Noninvasive skin analysis for discovery of certain diseases or conditions for medical applications.

Our Commercialization Plans for our ChromaID Technology.

The current path to commercialization for the markets stated above is to sell a ChromaID F12 Lab Kit which includes:
-
ChromaID F12 Scanner. A small device made with electronic, optical, and software parts which shine light onto a flat material and measures the amount of light that is reflected back. The device is the size of a flashlight (5.5” long and 1.25” diameter).

-
ChromaID Lab Software. A software application that runs on a Windows Personal Computer. This software configures and controls the ChromaID F12 Scanner, displays the captured ChromaID Profile, and compares it to known ChromaID Profiles.

The ChromaID F12 Scanner allows customers to evaluate the technology and determine if it is appropriate for their application. The main electronic and optical parts of the ChromaID scanner can be supplied to customers to put in their own products, these parts are called the ‘Scanhead’.  A set of ChromaID Developer Tools are also available, which allows customers to develop their own products based on the ChromaID technology.

The ChromaID profile must be stored, managed, and readily accessible. The database can be owned and operated by the end customer, but in the case of thousands of ChromaID profiles database management may be outsourced to Visualant or a third party provider.  These database services can be made available on a per-access transaction basis or on a monthly or annual subscription basis.  The actual storage location of the database can be cloud-based or local depending on the requirements of access, size of the database and security as defined by the customer. As a result, large databases can be accessed by cell phone or other mobile technologies.

Based on the commercialization plans outlined above, revenue can be derived from several sources:
-	Sale of the ChromaID F12 Lab Kit and ChromaID Developer Tools.
-	Licensing of the ChromaID technology,
-	Sales of the Scanhead and associated licensing and royalties.
-	ChromaID database administration and management services.

Our Acceleration of Business Development in the United States and Japan.

We are coordinating the sales and marketing efforts of both Visualant and SPP to leverage market data and information in order to focus on specific target vertical markets which have the greatest potential for early adoption.  The ChromaID F12 Lab Kit provides a means for us to demonstrate the technology to customers in these markets.

Development of License, Royalty and Other Opportunities

Our plan is to develop license and royalty producing opportunities and partners, including major companies in the US, Europe and Asia. We expect to develop our patent portfolio by continually extending the reach and application of our intellectual property.

Our first major license was signed May 31, 2012 with SPP. Our Business Development team is pursuing other license opportunities with customers in our target markets.

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

PRIMARY RISKS AND UNCERTAINTIES

We are exposed to various risks related to our need for additional financing, the sale of significant numbers of our shares and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in Part II, Item 1A.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Three Months Ended June 30,
	2013	2012	$ Variance	% Variance

Revenue	$2,060	$1,814	$246	13.6%
Cost of sales	1,642	1,458	184	-12.6%
Gross profit	418	356	62	17.4%
Research and development expenses	341	23	318	-1382.6%
Selling, general and administrative expenses	1,018	1,076	(58)	5.4%
Operating loss	(941)	(743)	(198)	-26.6%
Other income (expense):
Interest expense	(38)	(12)	(26)	-216.7%
Other income	5	7	(2)	-28.6%
Loss on change- derivative liability warrants	(1,449)	-	(1,449)	-100.0%
Total other expense	(1,482)	(5)	(1,477)	-29540.0%
Loss before income taxes	(2,423)	(748)	(1,675)	-223.9%
Income taxes - current benefit	(14)	(10)	(4)	40.0%
Net loss	(2,409)	(738)	(1,671)	-226.4%
Non-controlling interest	(6)	(1)	(5)	-500.0%
Net loss attributable to Visualant, Inc. common shareholders	$(2,403)	$(737)	$(1,666)	-226.1%

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

SALES

Net revenue for the three months ended June 30, 2013 increased $246,000 to $2,060,000 as compared to $1,814,000 for the three months ended June 30, 2012. The increase was due to license revenue of $167,000 from SPP and increased sales of $1,894,000 at TransTech.  Net revenue for the three months ended June 30, 2012 reflected $84,000 from SPP and sales of $1,730,000 at TransTech. SPP paid the Company an initial payment of $1 million under a License Agreement dated May 31, 2012 providing SPP with an exclusive license of our technology in identified Asian territories. This license revenue will be fully recognized by May 31, 2013. The TransTech increase primarily resulted from the release of new products.

COST OF SALES

Cost of sales for the three months ended June 30, 2013 increased $184,000 to $1,642,000 as compared to $1,458,000 for the three months ended June 30, 2012. The increase was due to product mix at TransTech.

Gross margin was $167,000 for our license revenue and $251,000 from TransTech for a total of $418,000 as compared to $356,000 for the three months ended June 30, 2012.The gross margin was 20.3% for the three months ended June 30, 2013 as compared to 19.6% for the three months ended June 30, 2012. The increase relates to the SPP license revenue, offset by a reduction TransTech gross margin from 15.8% to 13.3% related to the release of new products.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended June 30, 2013 increased $318,000 to $341,000 as compared to $23,000 for the three months ended June 30, 2012. The increase was due to commercialization of Visualant’s ChromaID technology and the expenses incurred for the Joint Development Agreement with SPP.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 2013 decreased $58,000 to $1,018,000 as compared to $1,076,000 for the three months ended June 30, 2012. The decrease was due to reduced business develop, public relations and investor relation activities. Business development, public relation and investor relation expenditures include cash and share issuances to develop markets, license agreements and an investor base for us.

During the three months ended June 30, 2013, we recorded non-cash expenses of $176,000.

The selling, general and administrative expenses consisted primarily of research and development expenses, employee and independent contractor expenses, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, investor relation, legal, patent, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the three months ended June 30, 2013 was $1,482,000 as compared to other expense of $5,000 for the three months ended June 30, 2012. The expenses for the three months ended June 30, 2013 included $1,449,000 related to loss on the change in derivative liability for the warrants issued on June 14, 2013 and interest expense $38,000 in other income.  The other expense for the three months ended June 30, 2012 included interest expense of $12,000, offset by other income of $7,000.

NET LOSS

Net loss for the three months ended June 30, 2013 was $2,409,000 as compared to a net loss of $738,000 for the three months ended June 30, 2012 for the reasons discussed above. The net loss included non-cash expenses of $1,894,000.

We expect losses to continue as we commercialize our ChromaID™ technology.

(dollars in thousands)

	Nine Months Ended June 30,
	2013	2012	$ Variance	% Variance

Revenue	$6,334	$5,526	$808	14.6%
Cost of sales	4,807	4,513	294	-6.5%
Gross profit	1,527	1,013	514	50.7%
Research and development expenses	720	99	621	-627.3%
Selling, general and administrative expenses	3,572	2,754	818	-29.7%
Operating loss	(2,765)	(1,840)	(925)	-50.3%
Other income (expense):
Interest expense	(154)	(129)	(25)	-19.4%
Other income	25	20	5	25.0%
Loss on change- derivative liability warrants	(1,449)	-	(1,449)	-100.0%
Loss on purchase of warrants and additional investment right	(1,150)	-	(1,150)	-100.0%
Total other expense	(2,728)	(109)	(2,619)	-2402.8%
Loss before income taxes	(5,493)	(1,949)	(3,544)	-181.8%
Income taxes - current benefit	(30)	(24)	(6)	25.0%
Net loss	(5,463)	(1,925)	(3,538)	-183.8%
Non-controlling interest	(15)	3	(18)	600.0%
Net loss attributable to Visualant, Inc. common shareholders	$(5,448)	$(1,928)	$(3,520)	-182.6%

NINE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2012

SALES

Net revenue for the nine months ended June 30, 2013 increased $808,000 to $6,334,000 as compared to $5,526,000 for the nine months ended June 30, 2012. The increase was due to license revenue of $667,000 from SPP and increased sales of $5,667,000 at TransTech.  Net revenue for the nine months ended June 30, 2012 reflected $84,000 from SPP and sales of $5,442,000 at TransTech. SPP paid the Company an initial payment of $1 million under a License Agreement dated May 31, 2012 providing SPP with an exclusive license of our technology in identified Asian territories. This license revenue will be fully recognized by May 31, 2013. The TransTech increase primarily resulted from the release of new products.

COST OF SALES

Cost of sales for the nine months ended June 30, 2013 increased $294,000 to $4,807,000 as compared to $4,513,000 for the nine months ended June 30, 2012. The increase was due to increased sales and product mix at TransTech.

Gross margin was $667,000 for our license revenue and $860,000 from TransTech for a total of $1,527,000 as compared to $1,013,000 for the nine months ended June 30, 2012.The gross margin was 24.1% for the nine months ended June 30, 2013 as compared to 18.3% for the nine months ended June 30, 2012. The increase relates to the SPP license revenue, offset by a reduction TransTech gross margin from 15.2% to 17.1% related to the release of new products.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the nine months ended June 30, 2013 increased $621,000 to $720,000 as compared to $99,000 for the nine months ended June 30, 2012. The increase was due to commercialization of Visualant’s ChromaID technology and the expenses incurred for the Joint Development Agreement with SPP.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended June 30, 2013 increased $818,000 to $3,572,000 as compared to $2,754,000 for the nine months ended June 30, 2012. The increase was due to increased business develop, public relations and investor relation activities. Business development, public relation and investor relation expenditures include cash and share issuances to develop markets, license agreements and an investor base for us.

During the nine months ended June 30, 2013, we recorded non-cash expenses of $965,000.

The selling, general and administrative expenses consisted primarily of research and development expenses, employee and independent contractor expenses, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, investor relation, legal, patent, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the nine months ended June 30, 2013 was $2,728,000 as compared to other expense of $109,000 for the nine months ended June 30, 2012. The expenses for the nine months ended June 30, 2013 included $1,449,000 related to loss on the change in derivative liability for the warrants issued on June 14, 2013, $1,150,000 loss on the purchase of warrants and additional investment right, $154,000 for interest expense, offset by $25,000 in other income.  The other expense for the nine months ended June 30, 2012 included interest expense of $129,000, offset by other income of $20,000.

NET LOSS

Net loss for the nine months ended June 30, 2013 was $5,463,000 as compared to a net loss of $1,925,000 for the nine months ended June 30, 2012 for the reasons discussed above. The net loss included non-cash expenses of $3,264,000. We expect losses to continue as we commercialize our ChromaID™ technology.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,710,000 and net working capital of approximately $164,000 (excluding the derivative liability- warrants of $4,184,000) as of June 30, 2013.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the sale common stock, issuance of common stock in conjunction with an equity line of credit, and loans by our Chief Executive Officer (from April 1, 2013 to June 14, 2013).

We finance TransTech operations from operations and a Secured Credit Facility with BFI Finance Corp.

On June 10, 2013, we entered into a Purchase Agreement, Warrants, Registration Rights Agreement and Voting Agreement or the Transaction with Special Situations and forty other accredited investors pursuant to which we issued 52,300,000 shares of common stock at $0.10 per share for a total of $5,230,000, which amount includes the conversion of $500,000 in outstanding debt of the Company owed to one of its officers.  As part of the Transaction which closed June 14, 2013, we issued to the Investors (i) five year Series A Warrants to purchase a total of 52,300,000 shares of common stock at $0.15 per share; and (ii) five year Series B Warrants to purchase a total of 52,300,000 shares of common stock at $0.20 per share. The Transaction was closed to strengthen our balance sheet, to pay the liabilities discussed below, and provide working capital to support the rapid movement of our ChromaID technology into the marketplace. In addition, we have Special Situations as an investor. If exercised, the warrants are expected to provide the following liquidity (before fees):

Series A Warrant- up to $7,845,000
Series B Warrant- up to $10,460,000

The net proceeds from the above-referenced Transaction with Special Situations and the other Investors which closed June 14, 2013, were used in part to pay the obligations discussed previously to: (i) James Gingo to pay the final note payment to James Gingo related to the TransTech stock acquisition, (ii) Gemini Master Fund, Ltd. for the warrant repurchase, (iii) Ascendiant Capital Markets for the option exercise price, and (iv) Gemini Master Fund, Ltd. for the June 30, 2013 payment under the AIR Termination Agreement.  The balance of the proceeds from the Transaction will be used by us for technology development, operating expenses and to pay our debts.

We expect to need to obtain additional financing in the future. There can be no assurance that we will be able to secure funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing, we may need to restructure our operations, and divest all or a portion of our business.

OPERATING ACTIVITIES

Net cash used in operating activities for the nine months ended June 30, 2013 was $2,487,000. This amount was primarily related to a net loss of $5,463,000, an increase in inventory of $346,000 and a reduction in deferred revenue of $667,000, offset by depreciation and amortization and other non-cash expenses of $3,264,000 and an increase in accounts payable and accrued expenses of $264,000.

INVESTING ACTIVITIES

Net cash used in investing activities for the nine months ended June 30, 2013 was $12,000. This amount was primarily related to capital expenditures of $24,000, offset by proceeds from the sale of equipment of $12,000.

FINANCING ACTIVITIES

Net cash provided by financing activities for the nine months ended June 30, 2013 was $3,067,000. This amount was primarily related to net proceeds the issuance of common stock of $4,852,000, proceeds from the line of credit of $109,000, offset by repayment of debt of $1,900,000.

During the nine months ended June 30, 2013, we issued the following:

52,300,000 shares of common stock at $0.10 per share for a total of $5,230,000, which amount includes the conversion of $500,000 in outstanding debt of the Company owed to one of its officers.

19,771,000 shares related to financing transactions with Gemini and Ascendiant that we previously discussed.

993,000 shares to Ascendiant and received $100,000 under the equity line of credit that we previously discussed.

We committed to acquire the Gemini warrant, 4,000,000 Ascendiant shares and the Gemini AIR termination rights as discussed above. This decision was made based on the expected closing of the private placement which closed June 14, 2013 and the need to eliminate the dilution under the Gemini and Ascendiant financing transactions.

Our contractual cash obligations as of June 30, 2013 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$208,911	$105,611	$103,300	$0	$0
Notes payable	685,556	683,101	2,455	0	0
Capital expenditures	375,000	75,000	150,000	150,000	0
	$1,269,467	$863,712	$255,755	$150,000	$0

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee: While we have an audit committee, we lack a financial expert. During 2013, the Board expects to appoint an additional independent Director to serve as Audit Committee Chairman who is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002.

b) Changes In Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There are certain inherent risks which will have an effect on the Company’s development in the future and the most significant risks and uncertainties known and identified by our management are described below.

WE EXPECT TO NEED ADDITIONAL FINANCING TO SUPPORT OUR TECHNOLOGY DEVELOPMENT AND ONGOING OPERATIONS AND PAY OUR DEBTS.

We expect that we will need additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we may have to restructure our operations.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of August 14, 2013, there were approximately 166.7 million shares of our common stock issued and outstanding.  If all 18,000,000 of the Series A Warrant shares issued in connection with the private placement with Special Situations are issued, approximately 184,700,000 of the Company’s currently authorized 500,000,000 shares of common stock will be issued and outstanding.

In addition, assuming approval of the increase in the number of authorized shares of common stock of the Company following the special meeting of stockholders as discussed in Business below, an additional 34,300,000 shares will be subject to issuance upon exercise of the Series A Warrants, and 52,300,000 shares will be subject to issuance upon exercise of the Series B Warrants. If all such shares are issued, there would be 271,300,000 shares of common stock issued and outstanding.

The Company has also issued 5,230,000 placement agent warrants and is obligated to issue up to 5,230,000 additional placement agent warrants under certain circumstances as more fully described in the description of the Transaction in “Business” below, which has the potential to add an additional 10,460,000 shares to the total number of shares of common stock issued and outstanding.

Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As affiliates as defined under Rule 144 of the Securities Act or Rule 144 of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

Some of the present shareholders have acquired shares at prices as low as $0.001 per share, whereas other shareholders have purchased their shares at prices ranging from $0.05 to $0.75 per share.

In addition, as of August 14, 2013, there are also options outstanding for the purchase of 11.0 million common shares at a $0.131 average strike price, and warrants for the purchase of 112.4 million common shares at a $0.173 average exercise price.

These options and warrants could result in further dilution to common stock holders and may affect the market price of the common stock.

OUR PRIVATE PLACEMENT WHICH CLOSED JUNE 14, 2013 MAY REQUIRE ADJUSTMENT IN THE PRICE OF THE WARRANTS ISSUED

The warrants issued in connection with the recent transaction with Special Situations may require an adjustment in the exercise price of the warrants if we issue common stock, warrants or equity below the price that is reflected in the warrants. This adjustment may affect the market price of the common stock.

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

WE MAY INCUR LOSSES IN THE FUTURE.

We have experienced net losses since inception. As of June 30, 2013, we had an accumulated deficit of $19.4 million. There can be no assurance that we will achieve or maintain profitability.

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

•
Announcements by us regarding liquidity, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments and litigation;

•	Issuance of convertible or equity securities and related warrants for general or merger and acquisition purposes;
•	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes;
•	Sale of a significant number of shares of our common stock by shareholders;
•	General market and economic conditions;
•	Quarterly variations in our operating results;
•	Investor and public relation activities;
•	Announcements of technological innovations;
•	New product introductions by us or our competitors;
•	Competitive activities; and
•	Additions or departures of key personnel.

These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. These factors could have a material adverse effect on our business, financial condition and results of operations.

TRADING IN THE COMPANY’S STOCK MAY BE RESTRICTED BY THE SEC’S PENNY STOCK REGULATIONS.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exclusions, none of which apply to our stock (e.g., net tangible assets in excess of $2,000,000 or average revenue of at least $6,000,000 for the last three years). Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Finally, broker-dealers may not handle penny stocks under $0.10 per share.

These disclosure requirements reduce the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock to current and future investors, resulting in limited ability for investors to sell their shares.

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A SHAREHOLDER’S ABILITY TO BUY AND SALE OUR STOCK.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

The penny stock rules may discourage investor interest in and limit the marketability of our common stock to current and future investors, resulting in limited ability for investors to sell their shares.

WE ARE DEPENDENT ON KEY PERSONNEL.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not maintain key man life insurance covering certain of our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations, and the ability of all personnel to work together effectively as a team.  Our officers do not have employment agreements.  Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE LIMITED INSURANCE.

We have limited directors’ and officers’ liability insurance and commercial liability insurance policies. Any significant claims would have a material adverse effect on our business, financial condition and results of operations.

OUR JOINT DEVELOPMENT AGREEMENT WITH SUMITOMO PRECISION PRODUCTS CO. LTD IS IMPORTANT TO OUR OPERATIONS AND IS SUBJECT TO EXPIRATION.

On May 31, 2012, we entered into a Joint Research and Product Development Agreement with SPP for the commercialization of our ChromaID technology. The term of the Joint Development Agreement was extended to December 31, 2013.  This Joint Development Agreement focuses on the commercialization of the Company’s ChromaID™ technology. The Company’s failure to operate in accordance with the terms of the Joint Development Agreement could result in the agreement not being renewed at the expiration of its current term.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our financial statements and notes for the nine months ended June 30, 2013 indicate that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.   Such factors identified in the report result from net losses, negative working capital, and the need for additional financing to implement our business plan and service our debt repayments. If we are not able to continue as a going concern, it is likely investors will lose their investments.

WE MAY BE UNABLE TO PROTECT OUR IP RIGHTS, WHICH WOULD HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

We rely on a combination of patent, trademark, and trade secret laws, confidentiality procedures and licensing arrangements to protect our IP rights.

There can be no assurance that:

•	any of our existing patents will continue to be held valid, if challenged;
•	patents will be issued for any of our pending applications;
•	any claims allowed from existing or pending patents will have sufficient scope or strength to protect us;
•	our patents will be issued in the primary countries where our products are sold in order to protect our rights and potential commercial advantage; or
•	any of our products or technologies will not infringe on the patents of other companies.

If we are enjoined from selling our products, or if we are required to develop new technologies or pay significant monetary damages or are required to make substantial royalty payments, our business and results of operations would be harmed.

WE ARE SUBJECT TO CORPORATE GOVERNANCE AND INTERNAL CONTROL REQUIREMENTS, AND OUR COSTS RELATED TO COMPLIANCE WITH, OR OUR FAILURE TO COMPLY WITH EXISTING AND FUTURE REQUIREMENTS, COULD ADVERSELY AFFECT OUR BUSINESS.

We must comply with corporate governance requirements under the Sarbanes-Oxley Act of 2002 and the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, as well as additional rules and regulations currently in place and that may be subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future. We are required to include management’s report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial.

Our management has concluded that our disclosure controls and procedures were not effective due to the presence of the following material weaknesses in internal control over financial reporting:

While we have an audit committee, we lack a financial expert. During 2013, the Board expects to appoint an additional independent Director to serve as Audit Committee Chairman who is an audit committee financial expert as defined by the SEC and as adopted under the Sarbanes-Oxley Act of 2002.

Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. We cannot assure you that we will be able to fully comply with these laws, rules, and regulations that address corporate governance, internal control reporting, and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

THE OFFERING MAY NOT COVER ALL DEBTS DUE IN THE NEXT SIX MONTHS.

The funds received by the Company in the Special Situations transaction may not cover all debts and other obligations due in the coming months. We may need additional financing within the next six months. If we raise additional capital through borrowing or other debt financing, we will incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. When we raise more equity capital in the future, it will result in substantial dilution to our current stockholders.

WE MAY ISSUE PREFERRED STOCK THAT COULD HAVE RIGHTS THAT ARE PREFERENTIAL TO THE RIGHTS OF COMMON STOCK THAT COULD DISCOURAGE POTENTIALLY BENEFICIAL TRANSACTIONS TO OUR COMMON SHAREHOLDERS.

An issuance of additional shares of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over our common stock and could, upon conversion or otherwise, have all of the rights of our common stock.  Our Board of Directors' authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.  The issuance of preferred stock could impair the voting, dividend and liquidation rights of common stockholders without their approval.

IF THE COMPANY WERE TO DISSOLVE OR WIND-UP, HOLDERS OF OUR COMMON STOCK MAY NOT RECEIVE A LIQUIDATION DISTRIBUTION.

If we were to wind-up or dissolve the Company and liquidate and distribute our assets, our shareholders would share ratably in our assets only after we satisfy any amounts we owe to our creditors.  If our liquidation or dissolution were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution.  Accordingly, we cannot give you any assurance that sufficient assets will remain available after the payment of our creditors to enable you to receive any liquidation distribution with respect to any shares you may hold.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2013, we had the following unregistered sales of equity securities.

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

On April 26, 2013, Ascendiant was issued a total of 4,565,068 shares of common stock as a result of Ascendiant’s cashless exercise of a warrant. On January 23, 2013, we agreed to repurchase the Ascendiant Warrant for a purchase price of $300,000, payment of which was due by March 31, 2013; however, we did not complete that purchase, thereby enabling Ascendiant to exercise the Ascendiant Warrant on April 26, 2013. A notice filing under Regulation D was filed with the SEC May 3, 2013.

We entered into an Option Agreement with Ascendiant dated April 26, 2013, pursuant to which we had the option to purchase from Ascendiant 4,000,000 shares of our common stock for an aggregate purchase price of $300,000.  On May 31, 2013, the Company exercised its option to purchase the 4,000,000 Option Shares from Ascendiant and paid to Ascendiant the $300,000 purchase price.  To date, Ascendiant has delivered only  2,284,525 of the 4,000,000 Option Shares purchased by the Company, and has failed to deliver the remaining 1,715,475 Option Shares. On June 17, 2013, we filed a complaint (the “Complaint”) against Ascendiant  in the Orange County Superior Court of California (Case No. 30-2013-00656770-CU-BC-CJC) for breach of contract, seeking damages, specific performance and injunctive relief against Ascendiant. In its Complaint, we alleged that Ascendiant breached its obligations under the Option Agreement by delivering to us only 2,284,525 of the 4,000,000 Option Shares and failing to deliver the remaining 1,715,475 Option Shares. The Company has filed a motion for preliminary injunction with the California Superior Court , seeking preliminary injunctive relief requiring Ascendiant to transfer the remaining 1,715,475 Option Shares to Visualant or, in the alternative, enjoining Ascendiant from transferring, selling, or otherwise encumbering the Option Shares.  The Compliant is currently being reviewed by the California Superior Court.

On April 30, 2013, we issued 120,000 shares of restricted common stock to David Markowski for services related to the acquisition of TransTech. The shares were valued at $0.10 per share. We expensed $12,000 during the nine months ended June 30, 2013. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC May 16, 2013.

On June 10, 2013, we entered into a Purchase Agreement, Warrants, Registration Rights Agreement and Voting Agreement or the Transaction with Special Situations and forty other accredited investors pursuant to which we issued 52,300,000 shares of common stock at $0.10 per share for a total of $5,230,000, which amount includes the conversion of $500,000 in outstanding debt of the Company owed to one of its officers.  As part of the Transaction which closed June 14, 2013, we issued to the Investors (i) five year Series A Warrants to purchase a total of 52,300,000 shares of common stock at $0.15 per share; and (ii) five year Series B Warrants to purchase a total of 52,300,000 shares of common stock at $0.20 per share.  Since we currently have an insufficient number of authorized shares of common stock to permit the exercise of all of the Warrants, the Warrants were issued subject to authorization and approval of an increase in the number of authorized shares of the Company by its stockholders at a special meeting of the stockholders to be held in August 2013.  A notice filing under Regulation D was filed with the SEC June 18, 2013.

We also issued 5,230,000 placement agent warrants exercisable at $0.10 per share to GVC Capital, with an obligation to issue up to 5,230,000 additional placement agent warrants exercisable at $0.15 per share.  The $0.15 placement agent warrants shall issue only upon the exercise of the Series A Warrants by the Investors, and are issuable ratably based upon the number of Warrants exercised by the Investors.  The placement agent warrants have a term of five years from the date of closing of the Transaction.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)             Exhibits

10.1	Amendment to Joint Research and Product Development Agreement dated March 29, 2013 by and between Visualant,Inc. and Sumitomo Precision Products Co., Ltd. (1)

10.2	Option Agreement dated April 26, 2013 by and between Visualant, Inc. and Ascendiant Capital Partners LLC. (2)

10.3	Demand Promissory Note dated May 31, 2013 by and between Visualant, Inc. and J3E2A2Z LP. (4)

10.4	Form of Purchase Agreement by and between Visualant, Inc. and investors. (3)

10.5	Form of Warrant by and between Visualant, Inc. and investors. (3)

10.6	Form of Registration Rights Agreement by and between Visualant, Inc. and investors. (3)

10.7	Form of Voting Agreement by and between Visualant, Inc. and investors. (3)

10.8	Security Agreement dated June 12, 2013 by and between Visualant, Inc. and BFI Business Finance (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. (4)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. (4)

32.1	Section 906 Certifications. (4)

32.2	Section 906 Certifications. (4)

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (5)

(1) Attached as an exhibit to the Company’s Form 8-K dated March 29, 2013 and filed with the SEC on April 4, 2013, and hereby incorporated by reference

(2) Attached as an exhibit to the Company’s Form 8-K dated March 29, 2013 and filed with the SEC on April 4, 2013, and hereby incorporated by reference,

(3) Attached as an exhibit to the Company’s Form 8-K dated June 14, 2013 and filed with the SEC on June 18, 2013, and hereby incorporated by reference.

(4) Filed herewith.

(5) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INCORPORATED

(Registrant)

Date: August 14, 2013	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)