Form 10-K
period 2013-09-30
VISUALANT INC
filed 2014-01-13
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2013

☐ TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transaction period from ________ to ________

Commission File number  0-25541

VISUALANT, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0273142
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

500 Union Street, Suite 420
Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code	206-903-1351

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Common	OTCQB
(Title of each class)	(Name of each exchange on which registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☒ No

As of March 31, 2013 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $8,739,394.

As of January 13, 2014, the Company had 165,263,674 shares of common stock issued.

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

The following summarizes our plans for our ChromaID™ technology. Based on our expenditures on this technology, the management effort and the Sumitomo Precision Products Co., Ltd relationship, we expect our ChromaID™ technology to provide the majority of net revenues in future years from product sales, licenses, royalties and other revenue streams as discussed in the Business section. TransTech currently provides the majority of our net revenues. There is no government regulation of our business at this time.

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

There is no current requirement for FDA or other government approval for the current applications of our ChromaID technology. Over time, as the Company explores the application of its ChromaID technology for medical diagnostics and other applications, the Company expects that there will be requirements for FDA and other government approvals before applications using the technology in medical and other regulated fields can enter the marketplace.

Our research and development expenses are as follows:

Year ended September 30, 2013- $1,169,281
Year ended September 30, 2012-   $176,944

We employ two individuals and utilize contractors at the RATLab LLC and other suppliers for our research and development.

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

On November 12, 2013, we were issued US Patent No. 8,583,394 B2 entitled “Method, Apparatus and Article To Facilitate Distributed Evaluation of Objects Using Electromagnetic Energy by the United States Office of Patents and Trademarks. The patent expires July 31, 2027.

We are pursuing an aggressive patent strategy to expand our unique intellectual property in the United States and Japan and other countries.

Services and License Agreement Invention Development Management Company, L.L.C.

On November 11, 2013, we entered into a Services and License Agreement with Invention Development Management Company, L.L.C., a Delaware limited liability company. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors, partners with pioneering companies and invests both expertise and capital in the process of invention.

The Agreement requires IDMC to identify and engage investors to develop new applications of the Company’s ChromaID™ development kits, present the developments to the Company for approval, and file patent applications to protect the developments. IDMC is responsible for the development and patent costs. We are providing the development kits to IDMC at no cost and are providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property the Company has agreed to delay the selling of the ChromaID development kits for 140 days except for certain select accounts. The Company will continue its business development efforts during this period and will work with IDMC and their global business development services to secure potential customers and licensees for its technology.

We receive a worldwide, nontransferable, exclusive license to the licensed IP developed under this Agreement, during the term of the Agreement, and solely within the identification, authentication and diagnostics field of use, to (a) make, have made, use, import, sell and offer for sale products and services; (b) make improvements; and (c) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

We receive a nonexclusive and nontransferrable option to acquire a worldwide, nontransferrable, nonexclusive license to the useful IP held by IDMC within the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer to sell products and services and (b) grant sublicenses to any and all of the foregoing rights. The option to acquire this license may be exercised for up to two years from the effective date of the Agreement.

IDMC may provide global business development services to the Company, including present Visualant IP and any licensed IP, if applicable, to potential customers, licensees, and distributors in markets or geographies not being pursued by Visualant. Also, IDMC may introduce Visualant to a potential customer, licensee, or distributor for the purpose of identifying and closing a license, sale, or distribution deal or other monetization event.

We granted to IDMC a nonexclusive, worldwide, fully paid up, nontransferable, sublicenseable, perpetual license to the Visualant IP, solely outside the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer for sale products and services and (b) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

We granted to IDMC a nonexclusive, worldwide, fully paid up, royalty-free, nontransferable, nonsublicenseable, perpetual license to access and use Visualant Technology solely for the purpose of marketing sublicenses to the Visualant IP to third parties.

As consideration for the exclusive IP license and application development services, we issued to IDMC a warrant to purchase up to 14,575,286 shares of common stock at twenty cents ($0.20) per share pursuant to the Warrant to Purchase Common Stock. The Warrant expires November 10, 2018 and the per share price is subject to adjustment.

We also agreed to pay IDMC a percentage of license revenue for the global development business services and a percentage of revenue received from any IDMC introduced company. We also agreed to pay IDMC a royalty when Visualant receives royalty product revenue from an IDMC introduced company.

IDMC has agreed to pay us a license fee for the nonexclusive license of the Visualant IP.

The term of the exclusive IP license and the nonexclusive IP license commences on the effective date of November 11, 2013, and terminates when all claims of the patents expire or are held in valid or unenforceable by a court of competent jurisdiction from which no appeal can be taken.

The term of the Agreement commences on the effective date until either party terminates the Agreement at any time following the fifth anniversary of the effective date by providing at least ninety days’ prior written notice to the other party.

Purchase Agreement with Special Situations and forty other Accredited Investors which closed June 14, 2013

On June 10, 2013, we entered into a Purchase Agreement, Warrants, and Registration Rights Agreement with Special Situations Technology Funds and forty other accredited investors, pursuant to which we issued 52,300,000 shares of common stock at $0.10 per share for a total of $5,230,000, which amount includes the conversion of $500,000 in outstanding debt of the Company owed to one of its officers.  As part of the transaction, which closed on June 14, 2013, we issued to the investors (i) five year Series A Warrants to purchase a total of 52,300,000 shares of common stock at $0.15 per share; and (ii) five year Series B Warrants to purchase a total of 52,300,000 shares of common stock at $0.20 per share.  In addition, GVC Capital LLC, the placement agent in that transaction, was issued five-year warrants to purchase a total of 5,230,000 shares of common stock at $0.10 per share. The transaction was entered into to strengthen our balance sheet, complete the purchase of our TransTech subsidiary, and provide working capital to support the rapid movement of our ChromaID technology into the marketplace.

Agreements with Sumitomo Precision Products Co., Ltd.

On May 31, 2012, we entered into a Joint Research and Product Development Agreement with Sumitomo, a publicly-traded Japanese corporation, for the commercialization of our ChromaID™ technology.   On March 29, 2013, we entered into an Amendment to Joint Research and Product Development Agreement or Amended Agreement with Sumitomo. The Amended Agreement extended the Joint Development Agreement from March 31, 2013 to December 31, 2013.   The extension provided for continuing work between Sumitomo and Visualant focused upon advancing the ChromaID technology and market research aimed at identifying the most significant markets for the ChromaID technology. The parties have identified a commercial version of the ChromaID scanner as Version 7.  The market research assisted in refining the qualities of Version 7 for the marketplace.  Meanwhile, the current version of the technology, identified as Version 6D, was introduced to the marketplace as a part of our ChromaID F12 Lab Kit during the three months ended December 31, 2013. The Amended Agreement expired December 31, 2013 and the parties are defining their future commercial relationship.

Sumitomo invested $2,250,000 in exchange for 17,307,693 shares of restricted common shares priced at $0.13 per share that was funded on June 21, 2012.  Sumitomo also paid the Company an initial payment of $1 million in accordance for an exclusive License Agreement which covers Japan, China, Taiwan, Korea and the entirety of Southeast Asia (Burma, Indonesia, Thailand, Cambodia, Laos, Vietnam, Singapore and the Philippines). A running royalty for the license granted under the License Agreement will be negotiated between the parties. The Sumitomo License fee was recorded as revenue over the life the Joint Development Agreement and was fully recorded as of May 31, 2013.

Sumitomo is publicly traded in Japan and has operations in Japan, United States, China, United Kingdom, Canada and other parts of the world.

KEY MARKET PRIORITIES

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

Our Commercialization Plans for our ChromaID Technology.

We started shipping our first ChromaID product, the ChromaID F12 Lab Kit, during the last calendar quarter of  2013, after we complete final assembly and testing. This Lab Kit will include the following:

-
ChromaID F12 Scanner. A small device made with electronic, optical, and software parts, which shines light onto a flat material and measures the amount of light that is reflected back. The device is the size of a flashlight (5.5” long and 1.25” diameter).

-
ChromaID Lab Software. A software application that runs on a Windows Personal Computer. This software configures and controls the ChromaID F12 Scanner, displays the captured ChromaID Profile, and compares it to known ChromaID Profiles.

The ChromaID F12 Scanner allows customers to evaluate the technology and determine if it is appropriate for their application. The main electronic and optical parts of the ChromaID scanner could be supplied to customers to put in their own products, these parts are called the ‘Scanhead’.  A set of ChromaID Developer Tools are also available, which allows customers to develop their own products based on the ChromaID technology.

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

Our Acceleration of Business Development in the United States and Japan.

We are coordinating the sales and marketing efforts of both Visualant and Sumitomo to leverage market data and information in order to focus on specific target vertical markets which have the greatest potential for early adoption.  The ChromaID F12 Lab Kit provides a means for us to demonstrate the technology to customers in these markets.

Development of License, Royalty and Other Opportunities

Our plan is to develop license and royalty producing opportunities and partners, including major companies in the US, Europe and Asia. We expect to develop our patent portfolio by continually extending the reach and application of our intellectual property.

Our first major license was signed May 31 2012 with Sumitomo. Our Business Development team is pursuing other license opportunities with customers in our target markets.

Our Acquisition of Visualant Related Assets of the RATLab LLC

On June 7, 2011, we closed the acquisition of all Visualant related assets of the RATLab namely the rights to the medical field of use of the Chroma ID technology. The RATLab is a Seattle based research and development laboratory created by Dr. Tom Furness, founder and Director of the HITLab International, with labs at Seattle, University of Canterbury in New Zealand, and the University of Tasmania in Australia. With this acquisition, we consolidated all intellectual property relating to the ChromaID technology, except for environmental field of use which was held by Javelin LLC and which was acquired separately (see below).  We acquired these assets of the RATLab for (i) 1,000,000 shares of our common stock at closing valued at $0.20 per share, the price during the negotiation of this agreement; (ii) payment of $250,000; and (iii) payment of the outstanding promissory note owing to Mr. Furness in the amount of $65,000 with accrued interest of $24,675.

On October 23, 2008, the Company and RATLab entered into definitive agreements which provide for a non-commercial non-exclusive license of the Company’s technology to RATLab for the purpose of continuing research and development with a license back to the Company for enhancements that are developed.  Further, an exclusive license was entered into between the Company and RATLab for selected fields of use.

Our Acquisition of Environmental Field of Use Rights from Javelin LLC

On July 31, 2012, we closed the acquisition of all rights to the ChromaID technology in the environmental field of use from Javelin LLC. We acquired these assets of Javelin for (i) 1,250,000 shares of our common stock valued at $0.13 per share, the price during the negotiation of the acquisition agreement; and (ii) $100,000 in cash, with $20,000 payable at closing and $80,000 to be paid in four equal installments over a period of eight months, all of which have now been paid. In addition the Company entered into a business development agreement with Javelin LLC which will pay them a fee equal to ten percent of the gross margin revenues received from sales of ChromaID through their business development efforts. To date, Javelin has not earned any fees from business development efforts; however the business development agreement remains in effect.

Our Acquisition of TransTech Systems, Inc.

Our wholly owned subsidiary, TransTech Systems, Inc., based in Aurora, Oregon, is a distributor of products, including systems solutions, components and consumables, for employee and government identification, document authentication, access control, and radio frequency identification.  TransTech provides these products and services, along with marketing and business development assistance to a growing channel of value-added resellers and system integrators throughout North America.

TransTech provides its channel partners pre-and post-sales support in the industry.  Technical Services covers training and installation support, in-warranty repair, out of warranty repair, and spares programs.  Our Customer Service team, provides full sales, configuration, and logistics services.  An increasing number of manufacturers are turning to TransTech Systems for channel development and introduction of their products to our market space.

We closed the acquisition of TransTech on June 8, 2010. We acquired our 100% interest in TransTech by issuing a Promissory Note to James Gingo, the President and sole shareholder of TransTech, in the amount of $2,300,000, plus interest at the rate of three and one-half percent per annum from the date of the Note. The Note was secured by a security interest in the stock and assets of TransTech, and was payable over a period of three years. The final balance of $1,000,000 on the Note and accrued interest of $30,397 were paid to Mr. Gingo on June 12, 2013, to complete payment of the purchase price for the TransTech stock.

On June 8, 2010 in connection with the acquisition of TransTech, we issued a total of 3,800,000 shares of restricted common stock of the Company to James Gingo, Jeff Kruse and Steve Waddle, executives of TransTech, and Paul Bonderson, a TransTech investor.  The parties valued the shares in this transaction at $76,000 or $0.02 per share, the closing bid price during negotiations.

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

Kiosk printers for the self service industry – The self service industry is expanding from ATM’s and grocery store check-out lines to fully integrated systems for paying bills, depositing cash or checks, and using financial services.  TransTech provides Kiosk card printers.  The mechanical functions of the printers are the same as a standard desktop card printer, but  typically do not have the fancy housing and may come with much higher volume feeder capacities.

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

Suppliers: Evolis, Fargo, Magicard and NiSCA, are major vendors whose products account for approximately 70% of TransTech’s revenue. TransTech buys, packages and distributes products from these vendors after issuing purchase orders. Our products do not have any limit on availability, subject to proper payment of outstanding invoices.

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

We should be able to leverage our TransTech channel of distribution and obtain a speed to market advantage.  At the same time, where appropriate, Visualant will utilize broad global channels of distribution for its Spectral Pattern Matching technology.  We also expect to enter into joint ventures with co-development partners who may have their own channels of distribution.

Competition

While we have not seen any direct competition to the patented ChromaID technology and are not aware of any direct competitors using technology with the same or similar capabilities as the Visualant Spectral Pattern Matching technology in the security and authentication marketplace, there are several indirect competitors in the form of other methods for determining the authenticity of products and people.  These competitive products include the use of RFID chips, holograms, iris scans, fingerprints and other means of determining whether a person or product is authentic.

There are competitors who do use spectroscopy and IR light to sense and validate various substances. While these methods are not identical to Chroma ID technology, they are functional, but at a relatively higher price. The FDA recently developed an internal product for checking on illegal drugs, and companies like Thermo Scientific and Centice are using Ramen light scattering technologies to analyze various substances confirming that the market is interested the light identification solutions. The previously mentioned products, however, are large and expensive, costing over $10,000 for each product. Many companies compete in the security and authentication marketplace with various solutions, many of which perform with excellence.  We believe that we can provide an accurate, cost effective component which will add value to customers looking for additional inexpensive redundancies to solve their security and authentication problems.

TransTech faces direct competition from OEMs and manufacturers selling directly to end users/customers and from other distributors of both the same products as TransTech distributes and competing products.

CORPORATE INFORMATION

We were incorporated under the laws of the State of Nevada on October 8, 1998. Our executive offices are located at 500 Union Street, Suite 420, Seattle, WA 98101. Our telephone number is (206) 903-1351 and its principal website address is located at www.visualant.net. The information on our website is not incorporated as a part of this Form 10-K.

THE COMPANY’S COMMON STOCK

Our common stock currently trades on OTCQB under the symbol VSUL.

PRIMARY RISKS AND UNCERTAINTIES

We are exposed to various risks related to our need for additional financing, the sale of significant numbers of our shares and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in Part I, Item 1A.

EMPLOYEES

As of January 13, 2014 we had sixteen full-time and two part-time employees. Our senior management is located in the Seattle, Washington office.

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

Although the Company recently secured financing as a result of its private placement with Special Situations Fund and other investors, the funds received by the Company in that transaction will not cover all debts and other obligations due in the coming months. We may need additional financing within the next six months. If we raise additional capital through borrowing or other debt financing, we will incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. When we raise more equity capital in the future, it will result in substantial dilution to our current stockholders.

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of January 13, 2014, there were approximately 165.3 million shares of our common stock issued and outstanding.  If all 52,300,000 of the Series A Warrant shares and all 52,300,000 of the Series B Warrant shares that are covered by this prospectus and registration statement are issued upon exercise of all of such Warrants, approximately 276,500,000 of the Company’s currently authorized 500,000,000 shares of common stock will be issued and outstanding.

The Company has also issued 5,230,000 placement agent warrants and is obligated to issue up to 5,230,000 additional placement agent warrants which have the potential to add an additional 10,460,000 shares to the total number of shares of common stock issued and outstanding.

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

In addition, as of January 13, 2014, there are also options outstanding for the purchase of 12.7 million common shares at a $0.126 average strike price, and warrants for the purchase of 113.5 million common shares at a $0.173 average exercise price.

These options and warrants could result in further dilution to common stock holders and may affect the market price of the common stock.

OUR PRIVATE PLACEMENT WHICH CLOSED JUNE 14, 2013 MAY REQUIRE ADJUSTMENT IN THE EXERCISE PRICE OF THE WARRANTS ISSUED

The warrants issued in connection with the recent transaction with Special Situations (Series A Warrants to purchase a total of 52,300,000 shares of common stock at $0.15 per share, and Series B Warrants to purchase a total of 52,300,000 shares of common stock at $0.20 per share) may require an adjustment in the exercise price of the warrants if we issue common stock, warrants or equity below the price that is reflected in the warrants.  Although the Company has no present intention of issuing any additional shares of common stock, warrants or other equity securities at a price below the exercise price of the Series A and Series B Warrants, if it should do so, it would result in a reduction in the exercise price of the Series A and Series B Warrants.  Upon exercise of these Warrants, the Company would receive substantially less capital to fund the Company’s operations.  This adjustment also could affect the market price of the common stock.

THE COMPANY MAY BE SUBJECT TO PENALTIES UNDER THE REGISTRATION RIGHTS AGREEMENT.

The Registration Rights Agreement between the Company, Special Situations Fund and the other investors in the private placement transaction that closed June 14, 2013, required that the Company file a registration statement within thirty days of closing covering the “Initial Registrable Securities” which includes the 52,300,000 shares of common stock plus the 52,300,000 Series A Warrant Shares.  The Company, however, did not have a sufficient number of authorized shares of common stock to permit the exercise of all of the Series A Warrants and the registration of all 52,300,000 of the Series A Warrant Shares.  Special Situations Fund and the other investors were notified of this shortfall and understood that the Company would include in the first registration statement only 18,000,000 of the Series A Warrant Shares and that the balance of the Series A Warrant Shares, together with the Series B Warrant Shares, would be included in the subsequent registration statement to be filed following the authorization by the Company’s stockholders of an increase in the Company’s authorized shares of common stock. However, since the Company did not obtain a formal written waiver from Special Situations and the other investors, under the terms of the Registration Rights Agreement, the Company’s failure to include all 52,300,000 of the Series A Warrant Shares in the first registration statement could give rise to the imposition of penalties in an amount equal to 1.5% of the aggregate amount invested, payable to each investor on a pro rata basis, for each 30-day period for which the requisite registration statement was not filed with respect to the Initial Registrable Securities. The Company has now filed a registration statement covering all of the Initial Registrable Securities.

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

WE MAY INCUR LOSSES IN THE FUTURE.

We have experienced net losses since inception. As of September 30, 2013, we had an accumulated deficit of $20.5 million. There can be no assurance that we will achieve or maintain profitability.

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

TRADING IN THE COMPANY’S STOCK MAY BE RESTRICTED IN THE FUTURE BY THE SEC’S PENNY STOCK REGULATIONS.

Although our stock currently does not meet the definition of a “penny stock” due to an increase in our revenues for past two years, in the recent past our stock was categorized as a penny stock and it is possible that our stock may become a penny stock again in the future. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exclusions (e.g., net tangible assets in excess of $2,000,000 or average revenue of at least $6,000,000 for the last three years). If our securities were to become a penny stock in the future, they would be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Finally, broker-dealers may not handle penny stocks under $0.10 per share.

These disclosure requirements reduce the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules would affect the ability of broker-dealers to trade our securities if we become subject to them in the future. The penny stock rules also could discourage investor interest in and limit the marketability of our common stock to future investors, resulting in limited ability for investors to sell their shares.

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

TRANSFERS OF OUR SECURITIES MAY BE RESTRICTED BY VIRTUE OF STATE SECURITIES "BLUE SKY" LAWS WHICH PROHIBIT TRADING ABSENT COMPLIANCE WITH INDIVIDUAL STATE LAWS. THESE RESTRICTIONS MAY MAKE IT DIFFICULT OR IMPOSSIBLE TO SELL SHARES IN THOSE STATES.

Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "blue sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities held by many of our stockholders have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. Investors should consider the secondary market for our securities to be a limited one.

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

OUR JOINT DEVELOPMENT AGREEMENT WITH SUMITOMO PRECISION PRODUCTS CO. LTD WAS IMPORTANT TO OUR OPERATIONS AND HAS EXPIRED.

On May 31, 2012, we entered into a Joint Research and Product Development Agreement with Sumitomo for the commercialization of our ChromaID technology. The term of the Joint Development Agreement expired December 31, 2013.  This Joint Development Agreement focused on the commercialization of our ChromaID™ technology. We have replaced Sumitomo with other suppliers and the parties are defining their future commercial relationship.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our financial statements and notes for the year ended September 30, 2013 indicate that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.   Such factors identified in the report result from net losses, negative working capital, and the need for additional financing to implement our business plan and service our debt repayments. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our management has concluded that our disclosure controls and procedures were not effective due to the presence of the following material weaknesses in internal control over financial reporting:

While we have an audit committee, we lack a financial expert. During early 2014, the Board expects to appoint an additional independent Director to serve as Audit Committee Chairman who is an audit committee financial expert as defined by the SEC and as adopted under the Sarbanes-Oxley Act of 2002.

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

In addition, under the rules implementing the Dodd-Frank Act, commencing with the first annual meeting of stockholders on or after January 21, 2013 and at least every three years thereafter, the Company’s stockholders are entitled to an advisory vote to approve the compensation of our executive officers.  The proxy statement for the Company’s annual stockholder meeting held on March 21, 2013 failed to include the required resolution providing for such advisory vote and resulted in the Company’s failure to hold the advisory vote and make the necessary disclosure of the outcome of such advisory vote in its subsequent Form 8-K filing.  To address this omission and correct this control weakness in the Company’s corporate governance compliance, the Company intends to hire a corporate governance and compliance consultant in early 2014 to fully review the Company’s proxy statements as well as the Company’s other filings with the Securities and Exchange Commission to insure that all necessary requirements are met. In addition, the CFO currently reports to the Audit Committee on any noncompliance issues and we are using external service providers to ensure compliance with the Securities and Exchange Commission requirements.

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

IF A REVERSE STOCK SPLIT IS EFFECTUATED, IT COULD RESULT IN DILUTION TO THE COMPANY’S STOCKHOLDERS.

At the Company’s 2013 annual meeting of stockholders held on March 21, 2013, the stockholders approved and authorized the Board of Directors, in its discretion, to effect a reverse stock split of the Company’s common stock based upon an exchange ratio of not less than 1-for-3 and not more than 1-for-10, and to reduce the Company’s authorized capital from 200,000,000 shares of common stock to 100,000,000 shares of common stock in connection with any such reverse stock split (the Company’s authorized shares have since been increased from 200,000,000 to 500,000,000 at the special meeting of stockholders held on August 9, 2013).  The authority given to the Board to implement this reverse stock split may be exercised at any time up until the Company’s 2014 annual meeting of stockholders.  Although the Board has not yet determined to effectuate any reverse stock split, if it elects to do so and the Company’s authorized shares of common stock are not correspondingly reduced in the same ratio, it would result in a greater percentage of the Company’s authorized shares of common stock being available for issuance.  Upon issuance of  additional authorized shares, each of the Company’s then current shareholders would suffer a greater degree of dilution in their ownership percentage of the Company’s common stock than would otherwise have occurred prior to the reverse stock split.

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

OUR ChromaID™ TECHNOLOGY IS NEW AND MAY NOT ACHIEVE COMMERCIAL SUCCESS

We are commercializing our ChromaID™ technology.  To date, we have entered into one License Agreement with Sumitomo Precision Products Co., Ltd.  Failure to sell our ChromaID products, grant additional licenses and obtain royalties, or develop other revenue streams will have a material adverse effect on our business, financial condition and results of operations.  In such event, it is likely investors will lose their investments.

OUR TRANSTECH VENDOR BASE IS CONCENTRATED

Evolis, Fargo, Magicard and NiSCA, are major vendors of TransTech whose products account for approximately 70% of TransTech’s revenue. TransTech buys, packages and distributes products from these vendors after issuing purchase orders. Any loss of these vendors would have a material adverse effect on our business, financial condition and results of operations.

GOVERNMENTAL REGULATORY APPROVAL MAY BE NECESSARY BEFORE SOME OF THE COMPANY’S PRODUCTS CAN BE SOLD AND THERE IS NO ASSURANCE SUCH APPROVAL WILL BE GRANTED

Our ChromaID technology may have a number of potential applications in fields of use which require prior governmental regulatory approval before the technology can be introduced to the marketplace. For example, the Company is exploring the use of its ChromaID technology for certain medical diagnostic applications.  There is no assurance that the Company will be successful in developing medical applications for its ChromaID technology.  If it were to be successful in developing medical applications of its technology, prior approval by the FDA and other governmental regulatory bodies may be required before the technology could be introduced into the marketplace.  There is no assurance that such regulatory approval would be obtained for a medical diagnostic or other applications requiring such approval.

THE COMPANY DOES NOT HAVE A FULL-TIME CHIEF FINANCIAL OFFICER AND THE COMPANY’S CHIEF FINANCIAL OFFICER HAS COMMITMENTS TO OTHER COMPANIES.

The Company’s Chief Financial Officer, Mark Scott, also serves as the Chief Financial Officer of two other companies.  At this time, the Company does not require a full-time Chief Financial Officer but as the Company’s operations increase, it will consider retaining a full-time CFO.

Mr. Scott serves as a consulting CFO for Sonora Resources Corp. and U.S. Rare Earths, Inc.  The latter two companies do not require any specific time commitment from Mr. Scott, and his work for these two companies is sporadic and on an as-needed basis.  Mr. Scott works in excess of forty hours per week on for Visualant and he is able to accommodate both companies’ needs at this time.  The other two companies are aware of Mr. Scott’s employment by the Company and these other companies do not rely on Mr. Scott to identify or secure funding sources for their operations.  If, however, the needs of the Company or any of the other two companies should change in the future requiring Mr. Scott to devote more time and/or requiring him to assist with identifying or securing funding sources, it could create material conflicts regarding the decisions he must make in allocating his time and the funding sources he might identify among the companies who employ him, which could have a material adverse effect on our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Corporate Offices

Our executive office is located at 500 Union Street, Suite 420, Seattle, Washington, USA, 98101. On August 1, 2012, we entered into a lease which expires August 31, 2014. The monthly lease rate was $1,944 for the year ending August 31, 2013 and $2,028 for the year ending August 31, 2014. On June 14, 2013, we amended the lease and added Suite 450, increasing our monthly payment to $3,978 through August 31, 2013, $4,057 from September 1, 2013 to May 31, 2014 and $4,140 from June 1, 2014 through August 31, 2014.

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

We entered into an Option Agreement with Ascendiant dated April 26, 2013, pursuant to which we had the option to purchase from Ascendiant 4,000,000 shares of our common stock (the “Option Shares”) for an aggregate purchase price of $300,000.  On May 31, 2013, we exercised its option to purchase the 4,000,000 Option Shares from Ascendiant and paid to Ascendiant the $300,000 purchase price.  The option was required to be exercised and payment for the shares made on or before May 31, 2013.  On May 31, 2013, we exercised our option to purchase 4,000,000 Option Shares from Ascendiant and paid to Ascendiant the $300,000 purchase price.   Ascendiant delivered only 2,284,525 of the 4,000,000 Option Shares purchased by us and had failed to deliver the remaining 1,715,475 Option Shares. On June 17, 2013, we filed a complaint (the “Complaint”) against Ascendiant Capital Partners, LLC (“Ascendiant”) in the California Superior Court, County of Orange (Case No. 30-2013-00656770-CU-BC-CJC) for breach of contract, seeking damages, specific performance and injunctive relief against Ascendiant. On September 24, 2013, the California Superior Court granted our motion, finding that we were likely to prevail on the merits of its claim against Ascendiant.  The Court ordered Ascendiant to deliver 1,715,475 Option Shares to us by 4:00PM, September 27, 2013. The delivery occurred on September 27, 2013. We expect to pursue our damage claim.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               We held a Special Meeting of Stockholders on August 9, 2013.  The results of the special meeting are set forth below.

Proposal No. 1 -	Approved an amendment of the Company’s Articles of Incorporation to increase the number of authorized shares from 200 million to 500 million.

Motion	Description	Vote	Shares
1	Amendment of Articles of Incorporation	For	116,674,020
	to increase the number of authorized	Against	6,670,251
	shares from 200 million to 500 million.	Abstain	1,754,361
		Non Vote	-
Quorum		Total	166,679,149
		Voted	125,098,632
			75.1%

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is $.001 par value, 500,000,000 shares authorized and as of October 10, 2013, we had 165,263,674 issued and outstanding, held by 140 shareholders of record. The number of stockholders, including beneficial owners holding shares through nominee names is approximately 1,375. Each share of Common Stock entitles its holder to one vote on each matter submitted to the shareholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.  As of January 13, 2014, we had 113,507,050 shares of common stock reserved for issuance upon exercise of outstanding warrants.

American Stock Transfer and Trust Company is the transfer agent and registrar for our Common Stock.

Preferred Stock

On September 13, 2002, 50,000,000 shares of preferred stock with a par value of $0.001 were authorized by the shareholders.  There are no preferred shares issued and the terms have not been determined.

Stock Incentive Plan

On April 29, 2011, the 2011 Stock Incentive Plan was approved at the Annual Stockholder Meeting. We were authorized to issue options for, and have reserved for issuance, up to 7,000,000 shares of common stock under the 2011 Stock Incentive Plan. On March 21, 2013, we were authorized to issue options for up to 14,000,000 shares under the 2011 Stock Incentive Plan at the Annual Stockholder Meeting.

Change in Control Provisions

Our articles of incorporation provide for a maximum of nine directors, and the size of the Board cannot be increased by more than three directors in any calendar year.  There is no provision for classification or staggered terms for the members of the Board of Directors.

Our articles of incorporation also provide that except to the extent the provisions of Nevada General Corporation Law require a greater voting requirement, any action, including the amendment of the Company’s articles or bylaws, the approval of a plan of merger or share exchange, the sale, lease, exchange or other disposition of all or substantially all of the Company’s property other than in the usual and regular course of business, shall be authorized if approved by a simple majority of stockholders, and if a separate voting group is required or entitled to vote thereon, by a simple majority of all the votes entitled to be cast by that voting group.

Our bylaws provide that only the Chief Executive Officer or a majority of the Board of Directors may call a special meeting.  The bylaws do not permit the stockholders of the Company to call a special meeting of the stockholders for any purpose.

Amendment of Bylaws

Our Board of Directors has the authority to amend our bylaws; however, the stockholders, under the provisions of our articles of incorporation as well as our bylaws, have the concurrent power to amend the bylaws.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock trades on OTCQB Exchange under the symbol "VSUL". The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

Quarter Ended	High	Low
December 31, 2012	$0.20	$0.08
March 31, 2013	$0.15	$0.07
June 30, 2013	$0.15	$0.08
September 30, 2013	$0.10	$0.06

December 31, 2011	$0.13	$0.05
March 31, 2012	$0.12	$0.05
June 30, 2012	$0.16	$0.08
September 30, 2012	$0.18	$0.07

December 31, 2010	$0.74	$0.23
March 31, 2011	$0.70	$0.33
June 30, 2011	$0.57	$0.21
September 30, 2011	$0.24	$0.08

Holders

As of January 13, 2014, we had 140 stockholders of record of our common stock based upon the stockholder list provided by our transfer agent. The number of stockholders, including the beneficial owners’ shares through nominee names, is approximately 1,375.

Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company located at 6201 15th Avenue, Brooklyn, New York 11219, and their telephone number is (800) 937-5449.

Dividends

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Sales of Unregistered Securities

During the three months ended September 30, 2013, we had the following sales of unregistered sales of equity securities.

Unless otherwise indicated, all of the following sales or issuances of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, except as noted below). All of the shares issued were issued in transactions not involving a public offering, are considered to be restricted stock as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

We have compensated consultants and service providers with restricted common stock during the development of our technology and when our capital resources were not adequate to provide payment in cash.

All of the following transactions were to accredited investors (with the exception of a few issuances which are noted below). All issuances to accredited and non-accredited investors were structured to comply with the requirements of the safe harbor afforded by Rule 506 of Regulation D, including limiting the number of non-accredited investors to no more than 35.

On February 11, 2013, the Company entered into a Consulting Services Agreement with Integrated Consulting Services for strategic advice on our product roadmap. We issued a warrant for the purchase of 250,000 shares of our common stock.  The warrants are exercisable at $.13 per share and expire February 10, 2016. The Company valued the warrant at $0.10 per share and expensed $25,000 during the year ended September 30, 2013. Pursuant to the Consulting Services Agreement, the Company issued an additional warrant for the purchase of 250,000 shares of our common stock on August 12, 2013. The warrants are exercisable at $.13 per share and expire August 10, 2016. The Company valued the warrant at $0.0444 per share and expensed $11,100 during the year ended September 30, 2013. The warrants do not have piggyback registration rights.

On April 26, 2013, Ascendiant was issued a total of 4,565,068 shares of common stock as a result of Ascendiant’s cashless exercise of a warrant.  The warrant had an adjustable exercise price based on the Company’s stock price during the 3 trading days prior to the time of exercise as well as for any subsequent sales of stock or stock equivalents at an effective price less than the then exercise price of the warrant.  On January 23, 2013, the Company agreed to repurchase the Ascendiant Warrant for a purchase price of $300,000, payment of which was due by March 31, 2013; however, the Company did not complete that purchase, thereby enabling Ascendiant to exercise the Ascendiant Warrant on April 26, 2013.

The Company entered into an Option Agreement with Ascendiant dated April 26, 2013, pursuant to which the Company had the option to purchase from Ascendiant 4,000,000 shares of our common stock (the “Option Shares”) for an aggregate purchase price of $300,000.  On May 31, 2013, the Company exercised its option to purchase the 4,000,000 Option Shares from Ascendiant and paid to Ascendiant the $300,000 purchase price.  The option was required to be exercised and payment for the shares made on or before May 31, 2013.  On May 31, 2013, the Company exercised our option to purchase 4,000,000 Option Shares from Ascendiant and paid to Ascendiant the $300,000 purchase price.   Ascendiant delivered only 2,284,525 of the 4,000,000 Option Shares purchased by the Company and had failed to deliver the remaining 1,715,475 Option Shares. On June 17, 2013, the Company filed a complaint (the “Complaint”) against Ascendiant Capital Partners, LLC (“Ascendiant”) in the California Superior Court, County of Orange (Case No. 30-2013-00656770-CU-BC-CJC) for breach of contract, seeking damages, specific performance and injunctive relief against Ascendiant. On September 24, 2013, the California Superior Court granted Visualant’s motion, finding that Visualant was likely to prevail on the merits of its claim against Ascendiant.  The Court ordered Ascendiant to deliver 1,715,475 Option Shares to the Company by 4:00PM, September 27, 2013. The delivery occurred on September 27, 2013. The Company expects to pursue its damage claim.

On September 4, 2013, the Company issued 300,000 shares to the Liolios Group related to public relation services.  The Company expensed $60,000 during the year ended September 30, 2013. The shares have piggyback registration rights. In addition, the Company issued a warrant for 200,000 shares of common stock to Liolios related to public relation services. The warrants vested on September 4, 2013, are exercisable at $.20 per share expire on September 3, 2016. The Company valued the warrant at $0.0444 per share and expensed $8,880 during the year ended September 30, 2013. The warrant has piggyback registration rights.

The issued a warrant to Genesis Select Corporation related to a Strategic Consulting Services Agreement dated September 15, 2013 for 200,000 shares of common stock. The warrants vested on September 15, 2013, are exercisable at $.20 per share and expire on September 14, 2016. The Company valued the warrant at $0.0444 per share and expensed $8,880 during the year ended September 30, 2013. The warrant does not have piggyback registration rights.

The Company issued a warrant to Jason Eichenholz on September 18, 2013 related to a Technical Advisor Agreement dated July 18, 2013 for 500,000 shares of common stock. The warrants vested on September 18, 2013, are exercisable at $.20 per share and expire on September 17, 2016. The Company valued the warrant at $0.0444 per share and expensed $22,220 during the year ended September 30, 2013. The warrant does not have piggyback registration rights.

Performance Graph
Comparison of Cumulative Total Return
September 30, 2008-September 30, 2013

Among Visualant, Inc., Russell Microcap- Growth Index Without Dividend and the Russell Microcap
Index Without Dividend

                                          9/30/2008       9/30/2009        9/30/2010        9/30/2011       9/30/2012        9/30/2013

The above assumes that $100 was invested in the common stock and each index on September 30, 2008. Although the company has not declared a dividend on its common stock, the total return for each index assumes the reinvestment of dividends. Stockholder returns over the periods presented should not be considered indicative of future returns. The foregoing table shall not be deemed incorporated by reference by any general statement incorporating by reference the Form 10-K  into any filing under the Securities Act or the Exchange Act, except to the extent the company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the acts.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of September 30, 2013 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity compensation
	exercise of outstanding	outstanding options,	plan (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plan
approved by shareholders	12,735,000	0.126	365,000
Equity compensation plans
not approved by shareholders	-	-	-
Total	12,735,000	0.126	365,000

ITEM 6.    SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended September 30, 2013 and 2012. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended September 30,
	2013	2012	2011	2010	2009
(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$8,573	$7,924	$9,136	$2,543	$-
Net loss	(6,605)	(2,726)	(2,396)	(1,147)	(951)
Net loss applicable to Visualant, Inc. common shareholders	(6,622)	(2,732)	(2,410)	(1,149)	(951)
Net loss per share	(0.05)	(0.04)	(0.06)	(0.04)	(0.03)

BALANCE SHEET DATA:
Total assets	4,629	5,320	4,313	4,144	12
Stockholder's (deficiency) equity	(2,807)	171	(1,610)	(1,900)	(1,366)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated under the laws of the State of Nevada on October 8, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value. On September 13, 2002, 50,000,000 shares of preferred stock with a par value of $0.001 were authorized by the stockholders.  There are no preferred shares issued and the terms have not been determined. On August 12, 2013 our articles of incorporation were amended to increase the number of our authorized shares of common stock to 500,000,000.  Our executive offices are located in Seattle, Washington.

The current focus of our business is our ChromaID technology.  We have invented a way to shine light at a material (solid surface, liquid, or gas) and measure the amount of light that is reflected back. The pattern of this reflected light is compared to other patterns we have captured and this allows us to identify, detect, or diagnose materials that cannot be identified by the human eye. We refer to this pattern of reflected light as a ChromaID™. We design ChromaID Scanner devices made with electronic, optical, and software parts to produce and capture the light.

Our first product, the ChromaID F12 Lab Kit, scans and identifies solid surfaces. We are marketing this product to customers who are considering licensing the technology. Target markets include, but are not limited to, commercial paint manufacturers, pharmaceutical equipment manufacturers, process control companies, currency paper and ink manufacturers, security card, reader, and scanner manufacturers, food processing, and electronic gaming.  We have not yet generated any revenues from the sale of our ChromaID products.

Our wholly owned subsidiary, TransTech Systems, Inc., based in Aurora, Oregon, is a distributor of products, including systems solutions, components and consumables, for employee and government identification, document authentication, access control, and radio frequency identification.  TransTech provides these products and services, along with marketing and business development assistance, to a growing channel of value-added resellers and system integrators throughout North America.  To date, the majority of the Company’s revenues have been generated by our TransTech subsidiary.

TransTech provides its channel partners pre-and post-sales support.  Technical Services covers training and installation support, in-warranty repair, out of warranty repair, and spares programs.  Our Customer Service team provides full sales, configuration, and logistics services.  An increasing number of manufacturers are turning to TransTech Systems for channel development and introduction of their products to our market space.

On November 11, 2013, we entered into a Services and License Agreement with Invention Development Management Company, L.L.C., a Delaware limited liability company. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors, partners with pioneering companies and invests both expertise and capital in the process of invention.

On June 10, 2013, we entered into a Purchase Agreement, Warrants, and Registration Rights Agreement with Special Situations Technology Funds and forty other accredited investors, pursuant to which we issued 52,300,000 shares of common stock at $0.10 per share for a total of $5,230,000, which amount includes the conversion of $500,000 in outstanding debt of the Company owed to one of its officers.  As part of the transaction, which closed on June 14, 2013, we issued to the investors (i) five year Series A Warrants to purchase a total of 52,300,000 shares of common stock at $0.15 per share; and (ii) five year Series B Warrants to purchase a total of 52,300,000 shares of common stock at $0.20 per share.  In addition, GVC Capital LLC, the placement agent in that transaction, was issued five-year warrants to purchase a total of 5,230,000 shares of common stock at $0.10 per share. The transaction was entered into to strengthen our balance sheet, complete the purchase of our TransTech subsidiary, and provide working capital to support the rapid movement of our ChromaID technology into the marketplace.

We have a Joint Development Agreement through December 31, 2013 with Sumitomo Precision Products Co., Ltd., which focuses on the commercialization of the ChromaID™ technology as well as a License Agreement providing Sumitomo with an exclusive license of the ChromaID™ technology in identified Asian territories. Sumitomo is publicly traded in Japan and has operations in Japan, United States, China, United Kingdom, Canada and other parts of the world.

To date, we have been issued six patents by the United States Office of Patents and Trademarks.  See page 5 for more detailed information regarding our patents and our business.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)

	Year Ended September 30,
	2013	2012	$ Variance	% Variance

Revenue	$8,573	$7,924	$649	8.2%
Cost of sales	6,717	6,344	373	-5.9%
Gross profit	1,856	1,580	276	17.5%
Research and development expenses	1,169	177	992	-560.5%
Selling, general and administrative expenses	4,581	3,625	956	-26.4%
Operating loss	(3,894)	(2,222)	(1,672)	-75.2%
Other income (expense):
Interest expense	(173)	(464)	291	62.7%
Loss on purchase of outstanding warrants	(1,150)	(500)	(650)	-130.0%
Gain on extinguishment of debt	-	394	(394)	-100.0%
Loss on change- derivative liability warrants	(1,449)	-	(1,449)	-100.0%
Other income	31	37	(6)	-16.2%
Total other expense	(2,741)	(533)	(2,208)	-414.3%
Loss before income taxes	(6,635)	(2,755)	(3,880)	-140.8%
Income taxes - current benefit	(30)	(29)	(1)	-3.4%
Net loss	(6,605)	(2,726)	(3,879)	-142.3%
Non-controlling interest	17	6	11	-183.3%
Net loss attributable to Visualant, Inc. common shareholders	$(6,622)	$(2,732)	$(3,890)	-142.4%

YEAR ENDED SEPTEMBER 30, 2013 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2012

SALES

Net revenue for the year ended September 30, 2013 increased $649,000 to $8,573,000 as compared to $7,924,000 for the year ended September 30, 2012. The increase was due to license revenue of $667,000 from Sumitomo and sales of $7,906,000 at TransTech.  Net revenue for the year ended September 30, 2012 reflected $333,000 from Sumitomo and sales of $7,591,000 at TransTech. Sumitomo paid the Company an initial payment of $1 million under a License Agreement dated May 31, 2012 providing Sumitomo with an exclusive license of our technology in identified Asian territories. This license revenue was fully recognized by May 31, 2013. The TransTech increase primarily resulted from the release of new products, including radio frequency and asset tracking and kiosk printer products.

COST OF SALES

Cost of sales for the year ended September 30, 2013 increased $373,000 to $6,717,000 as compared to $6,344,000 for the year ended September 30, 2012. The increase was due to increased sales and product mix at TransTech.

Gross margin was $667,000 for our license revenue and $1,189,000 from TransTech for a total of $1,856,000 as compared to $1,580,000 for the year ended September 30, 2012.The gross margin was 21.6% for the year ended September 30, 2013 as compared to 19.9% for the year ended September 30, 2012. The increase relates to the Sumitomo license revenue, offset by a reduction TransTech gross margin from 16.4% to 15.0% related to the release of new products, including radio frequency and asset tracking and kiosk printer products. New products have lower margins during the product launch and until sales increase.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the year ended September 30, 2013 increased $992,000 to $1,169,000 as compared to $177,000 for the year ended September 30, 2012. The increase was due to expenditures for personnel and suppliers related to the commercialization of Visualant’s ChromaID technology and the expenses incurred for the Joint Development Agreement with Sumitomo.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the year ended September 30, 2013 increased $956,000 to $4,581,000 as compared to $3,625,000 for the year ended September 30, 2012. The increase was due to increased legal expenses ($325,000), salaries ($362,000), stock based compensation expenses ($250,000) and other general expenses ($19,000). The increase in legal expense related to increased patent and trademark expenses and corporate legal expense related to financing transactions, the Gemini and Ascendiant transactions and work related to the James Gingo Employment Agreement. The increase in salaries related to the addition of personnel and salary increases for the CEO and CFO. During the year September 30, 2013, we recorded non-cash expenses of (i) depreciation and amortization of $398,000; (ii) issuance of shares and warrants for services and debt conversions of $528,000; and (iii) stock based compensation of $250,000.  As part of the selling, general and administrative expenses for the year ended September 30, 2013, we incurred investor relation expenses of $38,000 and business development expenses of $333,000.

For the year ended September 30, 2012, we recorded $195,000 in expenses related to the Sumitomo transactions During the year ended September 30, 2012, we recorded non-cash expenses of $1,196,000 consisting of (i) depreciation and amortization of $356,000; (ii) issuance of shares for services of $327,000 and (iii) stock based compensation of $266,000.

OTHER INCOME/EXPENSE

Other expense for the year ended September 30, 2013 was $2,741,000 as compared to other expense of $533,000 for the year ended September 30, 2012. The expenses for the year ended September 30, 2013 included $1,449,000 related to loss on the change in derivative liability for the warrants issued on June 14, 2013, $1,150,000 loss on the purchase of warrants and additional investment right, $173,000 for interest expense, offset by $31,000 in other income.

The other expense for the year ended September 30, 2012 included interest expense of $464,000, loss on the purchase of warrants and additional investment right of $500,000, offset by other income of $37,000 and gain on extinguishment of debt of $394,000.

NET LOSS

Net loss for the year ended September 30, 2013 was $6,605,000 as compared to a net loss of $2,726,000 for the year ended September 30, 2012 for the reasons discussed above. The net loss for the year ended September 30, 2013 included non-cash expenses of $2,648,000, including (i) depreciation and amortization of $398,000; (ii) issuance of shares and warrants for services and debt conversions of $527,000; (iii) stock based compensation of $250,000; (iv) loss on derivative liability- warrants of $1,449,000; (v) loss on purchase of warrant and additional investment right of $850,000; and (vi) other of $17,000.

The net loss for the year ended September 30, 2012 included non-cash expenses of $802,000, including (i) depreciation and amortization of $356,000; (ii) issuance of shares for services and debt conversions of $365,000; (iii) stock based compensation of $266,000; and (iv) beneficial conversion feature of $216,000; offset by other income of $7,000 and gain on extinguishment of debt of $394,000.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $747,000 and net working capital deficit of approximately $760,000 (excluding the derivative liability- warrants of $4,184,000) as of September 30, 2013.  We expect losses to continue as we commercialize our ChromaID™ technology. Our cash used in operations for the year ended September 30, 2013 was $(3,504,000).

The net proceeds from the above-referenced Transaction with Special Situations and the other Investors which closed June 14, 2013, were used in part to pay the obligations discussed previously to: (i) James Gingo to pay the final note payment to James Gingo related to the TransTech stock acquisition, (ii) Gemini Master Fund, Ltd. for the warrant repurchase, (iii) Ascendiant Capital Markets for the option exercise price, and (iv) Gemini Master Fund, Ltd. for the June 30, 2013 payment under the AIR Termination Agreement.  The balance of the proceeds from the Transaction will be used by us for technology development, operating expenses and to pay our debts.  We entered into the agreements with Gemini and Ascendiant dated January 23, 2013 but made effective as of the date of their execution by the parties to eliminate the potential dilution. This decision was made as part of the funding transaction with accredited investors that closed on June 14, 2013.

We expect to need to obtain additional financing in the future. There can be no assurance that we will be able to secure funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing, we may need to restructure our operations, and divest all or a portion of our business.

As part of the transaction with accredited investors which closed June 14, 2013, the Company issued to the investors Series A Warrants for 52,300,00 common shares at $0.15 per share and Series B Warrants for 52,300,000 common shares at $0.20 per share.  If fully exercised, the warrants would provide the following liquidity (before fees) to fund the Company’s operations:

Series A Warrants - up to $7,845,000 and
Series B Warrants - up to $10,460,000.

We expect to consider other funding options if the warrants are not exercised or if we experience any delays in the commercialization of our ChromaID™ technology.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the sale common stock, issuance of common stock in conjunction with an equity line of credit, and loans by our Chief Executive Officer.

We finance TransTech operations from operations and a Secured Credit Facility with BFI Finance Corp. On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with BFI Business Finance to fund its operations.   On December 12, 2013, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%), plus 2.5%. The credit facility includes accounts receivable borrowing based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including all assets of Visualant. Visualant believes any default would be satisfied by the assets of TransTech. Availability under this Secured Credit ranges from $0 to $100,000 ($60,000 currently) on a daily basis. The remaining balance on the accounts receivable line (currently $534,000) must be repaid by the time the secured credit facility expires on June 11, 2014, or the Company renews by automatic extension for the next successive 6 month term.

OPERATING ACTIVITIES

Net cash used in operating activities for the year ended September 30, 2013 was $3,504,000. This amount was primarily related to a net loss of $6,605,000, an increase in inventory of $256,000 and a reduction in deferred revenue of $667,000, offset by depreciation and amortization and other non-cash expenses of $2,648,000, an increase in accounts payable and accrued expenses of $383,000 and loss on purchase of warrants and additional investment right of $850,000.

INVESTING ACTIVITIES

Net cash used in investing activities for the year ended September 30, 2013 was $12,000. This amount was primarily related to capital expenditures of $24,000, offset by proceeds from the sale of equipment of $12,000.

FINANCING ACTIVITIES

Net cash provided by financing activities for the nine months ended June 30, 2013 was $3,121,000. This amount was primarily related to net proceeds the issuance of common stock of $4,852,000, proceeds from the line of credit of $309,000, offset by repayment of debt of $2,028,000.

During year ended September 30, 2013, we issued the following:

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

Our contractual cash obligations as of September 30, 2013 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$182,655	$93,608	$89,047	$0	$0
Notes payable	755,023	753,129	1,894	0	0
Capital expenditures	375,000	75,000	150,000	150,000	0
	$1,312,678	$921,737	$240,941	$150,000	$0

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

Inventories

Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  We record a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $10,000 reserve for impaired inventory as of September 30, 2013 and 2012.

Derivative Instruments – Warrants

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

The proceeds from the Private Placement were allocated between the Common Shares and the Warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date at June 14, 2013, resulting in the aggregate amount of $2,494,710 to the Stockholders’ Equity and $2,735,290 to the warrant derivative.  During 2013, the Company recognized $1,448,710 of other expense resulting from the increase in the fair value of the warrant liability at September 30, 2013.

Revenue Recognition

TransTech revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Sumitomo Precision Products License fee is being recorded as revenue over the life the Joint Development Agreement. We recorded deferred revenue of $0 and $666,667 as of September 30, 2013 and 2012, respectively.

There is no SPM revenue during the year ended September 30, 2013.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee: While we have an audit committee, we lack a financial expert. During 2014, the Board expects to appoint an additional independent Director to serve as Audit Committee Chairman who is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002.

b) Changes In Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended September 30, 2013 that were not filed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or hire are as follows:

Name	Age	Positions and Offices Held	Since

Directors-
Ronald P. Erickson	69	Chief Executive Officer and President, Management Director	April 24, 2003

Jon Pepper	62	Independent Director	April 19, 2006

Marco Hegyi	55	Chairman of the Board, Independent Director	February 14, 2008

Ichiro Takesako	54	Management Director	December 28, 2012

Executive Officers-
Mark Scott	60	Chief Financial Officer and Secretary	May 1, 2010

Richard Mander, Ph.D.	53	Vice President, Product Management and Technology	June 26, 2012

Todd Martin Sames	59	Vice President of Business Development	September 5, 2012

Jeffrey Kruse	55	President of TransTech Systems, Inc.	July 17, 2013

Business Experience Descriptions

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

Our Management Directors

RONALD P. ERICKSON has been a director and officer of the Company since April 24, 2003. He was appointed to the positions of CEO and President on November 10, 2009. Previously, Mr. Erickson was appointed President and Chief Executive Officer of the Company on September 29, 2003, and resigned from these positions on August 31, 2004. Mr. Erickson was Chairman of the Board from August 31, 2004 until May 2011.

A senior executive with more than 30 years of experience in the high technology, telecommunications, micro-computer, and digital media industries, Mr. Erickson was the founder of Visualant. He is formerly Chairman, CEO and Co-Founder of Blue Frog Media, a mobile media and entertainment company; Chairman and CEO of eCharge Corporation, an Internet based transaction procession company,  Chairman, CEO and Co-founder of GlobalTel Resources, a provider of telecommunications services; Chairman, Interim President and CEO of Egghead Software, Inc. the large software reseller where he was an original investor; Chairman and CEO of NBI, Inc.; and Co-founder of MicroRim, Inc. the database software developer. Earlier, Mr. Erickson practiced law in Seattle and worked in public policy in Washington, DC and New York, NY. Additionally, Mr. Erickson has been an angel investor and board member of a number of public and private technology companies.  In addition to his business activities Mr. Erickson serves on the Board of Trustees of Central Washington University where he received his BA degree. He also holds a MA from the University of Wyoming and a JD from the University of California, Davis. He is licensed to practice law in the State of Washington.

Mr. Erickson is our founder and was appointed as a Director because of his extensive experience in developing technology companies.

ICHIRO TAKESAKO has served as a director since December 28, 2012. Mr. Takesako has held executive positions with Sumitomo Precision Products Co., Ltd or Sumitomo since 1983. Mr. Takesako graduated from Waseda University, Tokyo, Japan where he majored in Social Science and graduated with a Degree of Bachelor of Social Science.

In the past five years, Mr. Takesako has held the following executive position in Sumitomo and its affiliates:

June 2008:	appointed as General Manager of Sales and Marketing Department of Micro Technology Division
April 2009:	appointed as General Manager of Overseas Business Department of Micro Technology Division, in charge of M&A activity of certain business segment and assets of Aviza Technology, Inc.
July 2010:	appointed as Executive Director of Sumitomo Process Technology Systems, 100% owned subsidiary of Sumitomo stationed in Newport, Wales
August 2011:	appointed as General Manager, Corporate Strategic Planning Group
April 2013:	appointed as General Manager of Business Development Department

Mr. Takesako was appointed as a Director based on his position with Sumitomo and Sumitomo's significant partnership with the Company.

Our Independent Directors

JON PEPPER has served as an independent director since April 19, 2006. Mr. Pepper founded Pepcom in 1980. Mr. Pepper continues as the founding partner of Pepcom, an industry leader at producing press-only technology showcase events around the country. Prior to that Pepper started the DigitalFocus newsletter, a ground-breaking newsletter on digital imaging that was distributed to leading influencers worldwide. Pepper has been closely involved with the high technology revolution since the beginning of the personal computer era. He was formerly a well-regarded journalist and columnist; his work on technology subjects appeared in The New York Times, Fortune, PC Magazine, Men's Journal, Working Woman, PC Week, Popular Science and many other well-known publications. Pepper was educated at Union College in Schenectady, New York and the Royal Academy of Fine Arts in Copenhagen.

Mr. Pepper was appointed as a Director because of his marketing skills with technology companies.

MARCO HEGYI has served as an independent director since February 14, 2008 and as Chairman of the Board since May 2011. Mr. Hegyi was appointed President and a director of GrowLife, Inc. on December 11, 2013. Previously, Mr. Hegyi was been a principal with the Chasm Group from 2006 to December 2011, where he has provided business-consulting services.  As a management consultant, Mr. Hegyi applied his extensive technology industry experience to help early-stage companies.  Over the last four years he has focused on business planning, operational management and financial supervision.

Prior to working as a consultant in 2006, Mr. Hegyi served as Senior Director of Global Product Management at Yahoo!.  Prior to Yahoo!, Mr. Hegyi was at Microsoft leading program management for Microsoft Windows and Office beta releases aimed at software developers from 2001 to 2006.  While at Microsoft, he formed new software-as-a-service concepts and created operating programs to extend the depth and breadth of the company’s unparalleled developer eco-system, including managing offshore, outsource teams in China and India, and being the named inventor of a filed Microsoft patent for a business process in service delivery.

During Mr. Hegyi’s career he has served as President and CEO of private and public companies, Chairman and director of boards, finance, compensation and audit committee chair, chief operating officer, vice-president of sales and marketing, senior director of product management, and he began his career as a systems software engineer.  His patents issued to date include Configuring and allocating software product technical services, United States US 7904875, issued March 8, 2011; Systems and Methods for Processing Eggs, United States US 8455026, issued June 4, 2013; and, Systems and Methods for Processing Eggs, United States US 8455030, issued June 4, 2013.

Mr. Hegyi earned a Bachelor of Science degree in Information and Computer Sciences from the University of California, Irvine, and has completed advanced studies in innovation marketing, advanced management, and strategy at Harvard Business School, Stanford University, UCLA Anderson Graduate School of Management, and MIT Sloan School of Management.

Mr. Hegyi was asked to join the Visualant board because of his background in successfully commercializing innovative technologies.  His specific experience in marketing, engineering and administration, in both early-stage and established companies, have also provided assistance to the company.

Other Executive Officers

MARK SCOTT has significant financial, capital market and relations experience in public microcap companies.  Mr. Scott currently serves as (i) Chief Financial Officer, Secretary and Treasurer of Visualant, Inc., a position he has held since May 2010 (ii) Chief Financial Officer of Sonora Resources Corp., a consulting position he has held since June 2011; and (iii) Chief Financial Officer of U.S. Rare Earths, Inc. a consulting position he has held since December 2011.

Mr. Scott was Chief Financial Officer, Secretary and Treasurer of WestMountain Gold from February 28, 2011 to December 31, 2013 and was a consultant from December 2010 to February 27, 2011. Mr. Scott previously served as Chief Financial Officer and Secretary of IA Global, Inc. from October 2003 to June 2011. Previously, he held executive financial positions with Digital Lightwave; Network Access Solutions; and Teltronics, Inc. He has also held senior financial positions at Protel, Inc., Crystals International, Inc., Ranks Hovis McDougall, LLP and Brittania Sportswear, and worked at Arthur Andersen. Mr. Scott is also a certified public accountant and received a Bachelor of Arts in Accounting from the University of Washington.

RICHARD MANDER, Ph.D. joined the Company as Vice President of Product Management and Technology on June 26, 2012 and was promoted to Chief Technology Officer on November 21, 2013. He is known as an inspiring leader with a track record of building innovative and high quality consumer electronic products.

Mr. Mander previously served as Vice President of Product Management and Senior Director of Operations Engineering at Contour from November 2009 to June 2012. Previously, he was CEO of Carousel Information Management Solutions from August 2008 to February 2010. He has also held senior roles at HumanWare, Navman, Zanzara, and Apple. Mr. Mander earned a Ph.D. in Educational Psychology from Stanford University, M.A. from the University of Auckland, and B.A. from University of Canterbury.

TODD MARTIN SAMES joined the Company as Vice President, Business Development on September 5, 2012.  Mr. Sames is responsible for driving new licensing agreements for the company’s technology with a wide-range of original device manufacturers.

Mr. Sames brings over 25 years of technology sales and management experience to the expanding Visualant team. From 2010 to 2012, Mr. Sames held a Director position at INX, where he ultimately led in the creation of a new Business Unit. The project resulted in a successful new line of video conferencing, telecommunication, and security solutions for Cisco Systems. From 2007 to 2010, Mr. Sames held a Regional Management position at BT Conferencing, Video.

Mr. Sames has also established partnerships with other well-known companies such as Polycom, LifeSize, and TANDBERG. During his tenure conducting corporate sales at Egghead Software, Todd closed and managed Fortune 1000 accounts with Disney, Unocal, Lockheed and General Electric in addition to several other companies.

JEFFREY KRUSE became President of TransTech Systems in July of 2013.  He joined TransTech Systems in October 2002 as their General Manager.

Mr. Kruse served as the Vice President of Business Development for Tiscor, Inc. from May 2000 to October 2002.  In 2000 he also served as a Principal Consultant for Computer Task Group, Inc.  From 1998 to 2000 Mr. Kruse was Vice President of Marketing for Logibro, Inc.  He had joined Logibro as the Executive Vice President of their US subsidiary, Tech 7 Systems, serving in this position from 1997 to 1998.   Previous to Tech 7, Mr. Kruse held the position of Executive Vice President of Intelligent Controls, Inc. from 1985 to 1997.  Prior employment includes various positions in finance and operations.  Mr. Kruse has an MBA from the University of Puget Sound and a BA from Whitworth University.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

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

Committees of the Board of Directors

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are currently the Audit Committee, the Nominations and Governance Committee, and the Compensation Committee. The Committees were formed July 22, 2010. The Audit and Compensation Committees are comprised solely of non-employee, independent directors. The Nominations and Governance Committee has one management director, Ronald Erickson, as Chairman. Charters for each committee are available on our website at www.visualant.net. The table below shows current membership for each of the standing Board committees.

Audit	Compensation	Nominating
Marco Hegyi (Chairman)	Marco Hegyi (Chairman)	Ron Erickson (Chairman)
Jon Pepper	Jon Pepper	Marco Hegyi
Jon Pepper

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during the fiscal year ended September 30, 2012 served as an officer, former officer, or employee of the Company or participated in a related party transaction that would be required to be disclosed in this prospectus. Further, during this period, no executive officer of the Company served as:

•
a member of the Compensation Committee or equivalent of any other entity, one of whose executive officers served as one of our directors or was an immediate family member of a director, or served on our Compensation Committee; or

•	a director of any other entity, one of whose executive officers or their immediate family member served on our Compensation Committee.

Code of Conduct and Ethics

We have adopted conduct and ethics standards titled the Code of Conduct and Ethics or Code of Conduct, which are available at www.visualant.net under the Investors tab. These standards were adopted by the Board to promote our transparency and integrity. The standards apply to the Board, executives and employees. Waivers of the requirements of the Code of Conduct or associated polices with respect to members of the Board or executive officers are subject to approval of the full Board.

Our Code of Conduct includes the following:

- promotes honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;

- promotes the full, fair, accurate, timely and understandable disclosure of our financial results in accordance with applicable disclosure standards, including, where appropriate, standards of materiality;

- promotes compliance with applicable SEC and governmental laws, rules and regulations;

- deters wrongdoing; and

- requires prompt internal reporting of breaches of, and accountability for adherence to, the Code of Conduct.

On an annual basis, each director and executive officer is obligated to complete a Director and Officer Questionnaire which requires disclosure of any transactions with us in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. Pursuant to the Code of Conduct, the Audit Committee and the Board are charged with resolving any conflict of interest involving management, the Board and employees on an ongoing basis.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our executive officers named in the Compensation Table on page 33 under “Remuneration of Executive Officers” (the “Named Executive Officers”) who served during the year ended September 30, 2013. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure. The principles and guidelines discussed herein would also apply to any additional executive officers that the Company may hire in the future.

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter.  The members of the Compensation Committee are Marco Hegyi (Chairman) and Jon Pepper. We expect to appoint an additional independent Director to serve on the Compensation Committee by early 2014.

Compensation Philosophy and Objectives

The major compensation objectives for the Company’s executive officers are as follows:

•	to attract and retain highly qualified individuals capable of making significant contributions to our long-term success;

•	to motivate and reward named executive officers whose knowledge, skills, and performance are critical to our success;

•	to closely align the interests of our named executive officers and other key employees with those of its shareholders; and

•	to utilize incentive based compensation to reinforce performance objectives and reward superior performance.

Role of Chief Executive Officer in Compensation Decisions

The Board approves all compensation for the chief executive officer. The Compensation Committee makes recommendations on the compensation for the chief executive officer and approves all compensation decisions, including equity awards, for our executive officers. Our chief executive officer makes recommendations regarding the base salary and non-equity compensation of other executive officers that are approved by the Compensation Committee in its discretion.

Setting Executive Compensation

The Compensation Committee believes that compensation for the Company’s executive officers must be managed to what we can afford and in a way that allows for us to meet our goals for overall performance. During 2013, the Compensation Committee and the Board compensated its Chief Executive Officer with an annual salary of $180,000 effective June 1, 2012. During 2012, the Committee compensated its Chief Financial Officer with an annual salary of $120,000 effective June 1, 2012. This compensation reflected the financial condition of the Company. Other Named Executive Officers were paid by us or TransTech during 2012. The Compensation Committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Executive Compensation Components for the Year Ended September 30, 2012

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the fiscal year that ended on September 30, 2013. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For fiscal 2013, the principal components of compensation for named executive officers were base salary and consulting fees.

Base Salary

Base salary is intended to ensure that our employees are fairly and equitably compensated. Generally, base salary is used to appropriately recognize and reward the experience and skills that employees bring to the Company and provides motivation for career development and enhancement. Base salary ensures that all employees continue to receive a basic level of compensation that reflects any acquired skills which are competently demonstrated and are consistently used at work.

Base salaries for the Company’s named executive officers are initially established based on their prior experience, the scope of their responsibilities and the applicable competitive market compensation paid by other companies for similar positions. Mr. Erickson and Mr. Scott were compensated as described above based on the financial condition of the Company.

Performance-Based Incentive Compensation

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s Named Executive Officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the Named Executive Officers during 2013 based on the financial condition of the Company except for Jeffrey Kruse. Mr. Kruse was paid $3,000 for achieving profitability at TransTech during the quarter ended September 30, 2013.

Ownership Guidelines

The Compensation Committee does not require our executive officers to hold a minimum number of our shares. However, to directly align the interests of executive officers with the interests of the stockholders, the Compensation Committee encourages each executive officer to maintain an ownership interest in the Company.

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

Stock option award levels are determined by the Compensation Committee and vary among participants’ positions within the Company. Newly hired executive officers or promoted executive officers are generally awarded stock options, at the discretion of the Compensation Committee, at the next regularly scheduled Compensation Committee meeting on or following their hire or promotion date. In addition, such executives are eligible to receive additional stock options on a discretionary basis after performance criteria are achieved.

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

The Named Executive Officers received stock option grants during the year ended September 30, 2013 as outlined below.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the Named Executive Officers.

Perquisites and Other Personal Benefits

During the year ended September 30, 2013, we provided the Named Executive Officers with medical insurance. No other personal benefits were provided to these individuals. The committee expects to review the levels of perquisites and other personal benefits provided to Named Executive Officers annually.

There are no employment agreements.

Tax and Accounting Implications

Deductibility of Executive Compensation

Subject to certain exceptions, Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") generally denies a deduction to any publicly held corporation for compensation paid to its chief executive officer and its three other highest paid executive officers (other than the principal financial officer) to the extent that any such individual's compensation exceeds $1 million. “Performance-based compensation” (as defined for purposes of Section 162(m)) is not taken into account for purposes of calculating the $1 million compensation limit, provided certain disclosure, shareholder approval and other requirements are met. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exceptions to Section 162(m). However, we may authorize compensation payments that do not comply with the exceptions to Section 162(m) when we believe that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer's performance

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, we began accounting for stock-based payments including its Stock Option Program in accordance with the requirements of ASC 718, “Compensation-Stock Compensation.”

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

THE COMPENSATION COMMITTEE

Marco Hegyi, Chairman
Jon Pepper

EXECUTIVE COMPENSATION

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the fiscal years ended September, 2013, 2012 and 2011.

Summary Compensation Table
						Non-Equity
						Incentive
					Stock	Plan	Option	Other
			Salary	Bonus	Awards	Compensation	Awards	Compensation	Total
Name	Principal Position		($)	($)	($) (7)	($)	($) (7)	($)	($)
Salary-
Ronald P. Erickson (1)	Chief Executive Officer	9/30/2013	$180,000	$-	$120,000	$-	$130,000	$-	$430,000
		9/30/2012	$160,000	$-	$-	$-	$-	$-	$160,000
		9/30/2011	$62,500	$-	$-	$-	$-	$-	$62,500

Mark Scott (2)	Chief Financial Officer	9/30/2013	$120,000	$-	$20,000	$-	$130,000	$-	$270,000
	Secretary	9/30/2012	$104,000	$-	$-	$-	$-	$-	$104,000
		9/30/2011	$74,000	$-	$-	$-	$-	$-	$74,000

James Gingo (3)	Chief Executive Officer,	9/30/2013	$137,789	$-	$-	$-	$-	$9,914	$147,703
	TransTech Systems, Inc.	9/30/2012	$200,016	$-	$-	$-	$-	$8,001	$208,017
		9/30/2011	$200,016	$-	$-	$-	$-	$8,001	$208,017

Richard Mander, Ph.D. (4)	Vice President of Product Management	9/30/2013	$150,000	$-	$-	$-	$180,000	$12,000	$342,000
	and Technology	9/30/2012	$40,615	$-	$-	$-	$-	$3,000	$43,615
		9/30/2011	$-	$-	$-	$-	$-	$-	$-

Todd Martin Sames (5)	Vice President of Business Development	9/30/2013	$120,000	$-	$-	$-	$130,000	$-	$250,000
		9/30/2012	$10,000	$-	$-	$-	$-	$-	$10,000
		9/30/2011	$-	$-	$-	$-	$-	$-	$-

Jeffrey Kruse (6)	President of TransTech Systems, Inc.	9/30/2013	$153,000	$3,000	$-	$-	$80,000	$6,120	$242,120
		9/30/2012	$-	$-	$-	$-	$-	$-	$-
		9/30/2011	$-	$-	$-	$-	$-	$-	$-

(1)            During the year ended September 30, 2011, Mr. Erickson was paid a monthly salary of $12,500 from May 1, 2011. Mr. Erickson accrued a monthly salary of $12,500 from October 1, 2011 to May 31, 2012 and $15,000 from June 1, 2012 to September 30, 2013.  As of September 30, 2012, Mr. Erickson had accrued but unpaid salary of $73,600, which was paid during the year ended September 30, 2013. This accrual was based on the tight cash flow of the Company and agreed to by Mr. Erickson, but there was no formal deferral agreement. There was no accrued interest paid on the $73,600. The 2013 stock award amount for Mr. Erickson reflects 1,100,000 shares of restricted common stock issued by us on February 13, 2103. The restricted common stock was issued at the grant date market value of $0.10 per share.  The 2013 stock option grant amount for Mr. Erickson reflects 1,000,000 shares issued by us on March 21, 2013. The grant was issued at the grant date market value of $0.13 per share and vested by June 6, 2013.

(2)            During the year ended September 30, 2011, Mr. Scott was paid a monthly salary of $2,000 from October 1, 2010 to January 31, 2011 and $8,000 from February 1, 2011 to September 30, 2011. Mr. Scott was paid a monthly salary of $8,000 from October 1, 2011 to May 31, 2012 and $10,000 from June 1, 2012 to September 30, 2013. The 2013 stock award amount for Mr. Scott reflects 200,000 shares of restricted common stock issued by us on February 13, 2103. The restricted common stock was issued at the grant date market value of $0.10 per share.  The 2013 stock option grant amount for Mr. Scott reflects 1,000,000 shares issued by us on March 21, 2013. The grant was issued at the grant date market value of $0.13 per share and vested by June 6, 2013.

(3)            During the years ended September 30, 2011, 2012 and until his Employment Agreement expired June 8, 2013, Mr. Gingo was paid a monthly salary of $16,667. Mr. Gingo no longer serves as a director of the Company, and is no longer an employee, officer or director of TransTech. Mr. Gingo was provided perquisites and other personal benefits, including medical insurance and a 401k plan.

(4)            Mr. Mander was paid a monthly salary of $12,500 from June 26, 2012 to September 30, 2013. Mr. Mander is paid $1,000 per month for medical expenses.

(5)            Mr. Sames was paid a monthly salary of $10,000 from September 5, 2012 to September 30, 2013.

(6)            Mr. Kruse was appointed as President of TransTech in July 2013. As President, Mr. Kruse was paid at the monthly rate of $13,500 from July 2013 to September 30, 2013. Prior to July 2013, Mr. Kruse was an employee of TransTech and was paid at the monthly rate of $12,500. The 2013 stock option grant amount for Mr. Kruse reflects $80,000 or 800,000 shares issued by us on August 26, 2013 at the grant date market value of $0.10 per share. The stock option grant vests quarterly over three years.  Mr. Kruse also was eligible to participate in the Company’s 401k plan.  Mr. Kruse was paid $3,000 for achieving profitability at TransTech during the quarter ended September 30, 2013.

(7)           These amounts reflect the grant date market value as required by Regulation S-K Item 402(r)(2), computed in accordance with FASB ASC Topic 718.

Grants of Stock Based Awards in Fiscal Year Then Ended September 30, 2013

The Compensation Committee approved the following performance-based incentive compensation to the Named Executive Officers during 2013:
									All Other Option Awards;Number of Securities Underlying Options
								All OtherStock Awards; Number of Shares of Stock or Units
		Estimated Future Payouts Under			Estimated Future Payouts Under Equity Incentive Plan
		Non-Equity Incentive Plan								Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		Awards			Awards
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)

Ronald P. Erickson		$-	$-	$-	-	-	-	1,200,000	1,000,000	$0.130	$250,000

Mark Scott		$-	$-	$-	-	-	-	200,000	1,000,000	$0.130	$150,000

James Gingo		$-	$-	$-	-	-	-	-	-	$-	$-

Richard Mander, Ph.D.		$-	$-	$-	-	-	-	-	1,500,000	$0.120	$180,000

Todd Martin Sames		$-	$-	$-	-	-	-	-	1,000,000	$0.130	$130,000

Jeffrey Kruse		$-	$-	$-	-	-	-	-	800,000	$0.100	$80,000

Outstanding Equity Awards as of Fiscal Year Then Ended September 30, 2013

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexerciseable	Number of Securities Underlying Unexercised Unearned Options					Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
						Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested

				Option Exercise Price	Option Expiration

Name	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)

Ronald P. Erickson	3,000,000	-	-	$0.15	5/9/2020	-	$-	-	$-
	1,000,000	-	-	$0.13	6/5/2022	-	$-	-	$-

Mark Scott	1,000,000	-	-	$0.13	6/5/2022	-	$-	-	$-

James Gingo	-	-	-	-	-	-	-	-	$-

Richard Mander, Ph.D.	1,000,000	-	-	$0.13	6/25/2017	-	$-	-	$-
	500,000	-	-	$0.10	8/26/2018	-	$-	-	$-

Todd Martin Sames	1,000,000	-	-	$0.13	9/4/2017	-	$-	-	$-

Jeffrey Kruse	300,000	-	-	$0.09	6/7/2020	-	$-	-	$-
	100,000	-	-	$0.12	11/28/2014	-	$-	-	$-
	800,000	-	-	$0.10	8/26/2018	-	$-	-	$-

Option Exercises and Stock Vested

Our Named Executive Officers did not exercise any stock options during the years ended September, 2013, 2012 and 2011.

Pension Benefits

We do not provide any pension benefits.

Nonqualified Deferred Compensation

We do not have a nonqualified deferral program.

Employment Agreements

We do not have employment agreements with our Named Executive Officers.

Potential Payments Upon Termination or Change in Control

We do not have any potential payments upon termination or change in control with our Names Executive Officers.

DIRECTOR COMPENSATION

We use stock options grants to incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, we consider the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by our members of the Board. During year then ended September 30, 2013, Ronald Erickson did not receive any compensation for his service as a director.  The compensation disclosed in the Summary Compensation Table on page 33 represents the total compensation.

Director Summary Compensation Table

The table below summarizes the compensation paid by us to non-employee directors during the year ended September 30, 2013.

	Stock	Option	Other
Name	Awards (1)	Awards (1)	Compensation (2)	Total
Marco Hegyi	$40,000	$-	$30,000	$70,000
Dr. Masahiro Kawahata (3)	-	65,000	-	65,000
Jon Pepper	20,000	-	-	20,000
Yoshitami Arai (3)	-	65,000	-	65,000
James Gingo (3)	-	-	-	-
Ichiro Takesako (3)	-	-	-	-

Total	$60,000	$130,000	$30,000	$220,000

(1)          These amounts reflect the grant date fair value as required by Regulation S-K Item 402, computed in accordance with FASB ASC Topic 718.  The stock awards (Marco Hegyi- 400,000 shares, Pepper- 200,000 shares) were issued at the fair value of $0.10 per share date grant market value on February 13, 2013. The stock option awards were granted (Kawahata- 500,000 shares and Arai- 500,000 shares) at the date grant market value of $0.13 per share. The stock option grants vested immediately and expire in ten years.

(2)         Reflects fees paid to Marco Hegyi, Chairman of the Board for marketing consulting during 2013.

(3)         On December 28, 2012, the Board of Directors ratified the resignation of Dr. Masahiro Kawahata as an independent director effective as of November 30, 2012.  On December 28, 2012, the Board ratified the resignation of Yoshitami Arai as an independent director effective as of December 26, 2012. Mr. Gingo’s Employment Agreement expired June 8, 2013.

Compensation Paid to Board Members

Our independent non-employee directors are not compensated in cash.  The only compensation has been in the form of stock awards (see Director Summary Compensation Table just above).  There is no stock compensation plan for independent non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of January 13, 2014 by:

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

Unless otherwise indicated below, each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address of each beneficial owner of more than 5% of common stock is as follows:

	Shares Beneficially Owned
	Amount	Percentage
Directors and Officers-
Ronald P. Erickson (1)	27,328,373	15.2%
Mark Scott (2)	2,568,500	1.5%
Marco Hegyi	2,675,000	1.6%
Jon Pepper	1,650,000	1.0%
Richard Mander	555,556	0.3%
Todd Sames	544,444	0.3%
Jeffrey Kruse	607,856	0.4%
Sumitomo Precision Products Co., Ltd./ Ichiro Takesako	17,307,693	10.5%
Total Directors and Officers (8 in total)	53,237,422	30.9%

* Less than 1%.

(1) Reflects the shares beneficially owned by Ronald Erickson, including stock option grants totaling 4,000,000 shares that Mr. Erickson has the right to acquire in sixty days, and also Series A and B Warrants totaling 10,000,000 shares that are registered in this offering.

 (2)          Reflects 1,268,500 shares of common shares beneficially owned and stock option grants totaling 1,000,000 shares that Mr. Scott has the right to acquire in sixty days, and also includes 100,000 shares and Series A and B Warrants totaling 200,000 shares that are registered in this offering.

	Shares Beneficially Owned
	Number	Percentage
Greater Than 5% Ownership

Ronald P. Erickson (1)	27,328,373	15.2%
500 Union Street , Suite 420
Seattle, WA 98101

Sumitomo Precision Products Co., Ltd./ Ichiro Takesako (2)	17,307,693	10.5%
1-10 Fuso-cho
Amagasaki
Hyogo 660-0891 Japan

Special Situations Technology Funds, L.P./ Adam Stettner (3)	47,700,000	24.2%
527 Madison Avenue
Suite 2600
New York, NY 10022

(1)           Reflects the shares beneficially owned by Ronald Erickson, including stock option grants totaling 4,000,000 shares that Mr. Erickson has the right to acquire in sixty days, and also Series A and B Warrants totaling 10,000,000 shares that are registered in this offering.
(2)           Reflects the shares beneficially owned by Sumitomo Precision Products Co., Ltd as stated in a Schedule 13D filed with the SEC on June 23, 2012, and which has subsequently confirmed the ownership.

(3)           This total includes 15,900,000 shares and Series A and B Warrants totaling 31,800,000 shares that are registered in this offering to Special Situations Technology Funds, L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related party transactions for the year ended September 30, 2013 are detailed in Footnotes to Form 10K.

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

Director Independence

The Board has affirmatively determined that each of Messrs. Pepper and Hegyi is an independent director.  For purposes of making that determination, the Board used NASDAQ’s Listing Rules even though the Company is not currently listed on NASDAQ.

Services and License Agreement Invention Development Management Company, L.L.C.

On November 11, 2013, we entered into a Services and License Agreement with Invention Development Management Company, L.L.C., a Delaware limited liability company. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors, partners with pioneering companies and invests both expertise and capital in the process of invention.

The Agreement requires IDMC to identify and engage investors to develop new applications of the Company’s ChromaID™ development kits, present the developments to the Company for approval, and file patent applications to protect the developments. IDMC is responsible for the development and patent costs. We are providing the development kits to IDMC at no cost and are providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property he Company has agreed to delay the selling of the ChromaID development kits for 140 days except for certain select accounts. The Company will continue its business development efforts during this period and will work with IDMC and their global business development services to secure potential customers and licensees for its technology.

We receive a worldwide, nontransferable, exclusive license to the licensed IP developed under this Agreement, during the term of the Agreement, and solely within the identification, authentication and diagnostics field of use, to (a) make, have made, use, import, sell and offer for sale products and services; (b) make improvements; and (c) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

We receive a nonexclusive and nontransferrable option to acquire a worldwide, nontransferrable, nonexclusive license to the useful IP held by IDMC within the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer to sell products and services and (b) grant sublicenses to any and all of the foregoing rights. The option to acquire this license may be exercised for up to two years from the effective date of the Agreement.

IDMC may provide global business development services to the Company, including present Visualant IP and any licensed IP, if applicable, to potential customers, licensees, and distributors in markets or geographies not being pursued by Visualant. Also, IDMC may introduce Visualant to a potential customer, licensee, or distributor for the purpose of identifying and closing a license, sale, or distribution deal or other monetization event.

We granted to IDMC a nonexclusive, worldwide, fully paid up, nontransferable, sublicenseable, perpetual license to the Visualant IP, solely outside the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer for sale products and services and (b) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

We granted to IDMC a nonexclusive, worldwide, fully paid up, royalty-free, nontransferable, nonsublicenseable, perpetual license to access and use Visualant Technology solely for the purpose of marketing sublicenses to the Visualant IP to third parties.

As consideration for the exclusive IP license and application development services, we issued to IDMC a warrant to purchase up to 14,575,286 shares of common stock at twenty cents ($0.20) per share pursuant to the Warrant to Purchase Common Stock. The Warrant expires November 10, 2018 and the per share price is subject to adjustment.

We also agreed to pay IDMC a percentage of license revenue for the global development business services and a percentage of revenue received from any IDMC introduced company. We also agreed to pay IDMC a royalty when Visualant receives royalty product revenue from an IDMC introduced company.

IDMC has agreed to pay us a license fee for the nonexclusive license of the Visualant IP.

The term of the exclusive IP license and the nonexclusive IP license commences on the effective date of November 11, 2013, and terminates when all claims of the patents expire or are held in valid or unenforceable by a court of competent jurisdiction from which no appeal can be taken.

The term of the Agreement commences on the effective date until either party terminates the Agreement at any time following the fifth anniversary of the effective date by providing at least ninety days’ prior written notice to the other party.

Purchase Agreement with Special Situations and forty other Accredited Investors which closed June 14, 2013

On June 10, 2013, we entered into a Purchase Agreement, Warrants, and Registration Rights Agreement with Special Situations Technology Funds and forty other accredited investors, pursuant to which we issued 52,300,000 shares of common stock at $0.10 per share for a total of $5,230,000, which amount includes the conversion of $500,000 in outstanding debt of the Company owed to one of its officers.  As part of the transaction, which closed on June 14, 2013, we issued to the investors (i) five year Series A Warrants to purchase a total of 52,300,000 shares of common stock at $0.15 per share; and (ii) five year Series B Warrants to purchase a total of 52,300,000 shares of common stock at $0.20 per share.  In addition, GVC Capital LLC, the placement agent in that transaction, was issued five-year warrants to purchase a total of 5,230,000 shares of common stock at $0.10 per share. The transaction was entered into to strengthen our balance sheet, complete the purchase of our TransTech subsidiary, and provide working capital to support the rapid movement of our ChromaID technology into the marketplace.

Our Joint Development Agreement with Sumitomo Precision Products Co., Ltd.

On May 31, 2012, we entered into a Joint Research and Product Development Agreement with Sumitomo, a publicly-traded Japanese corporation, for the commercialization of our ChromaID™ technology.   On March 29, 2013, we entered into an Amendment to Joint Research and Product Development Agreement or Amended Agreement with Sumitomo. The Amended Agreement extended the Joint Development Agreement from March 31, 2013 to December 31, 2013.   The extension provided for continuing work between Sumitomo and Visualant focused upon advancing the ChromaID technology and market research aimed at identifying the most significant markets for the ChromaID technology. The parties have identified a commercial version of the ChromaID scanner as Version 7.  The market research assisted in refining the qualities of Version 7 for the marketplace.  Meanwhile, the current version of the technology, identified as Version 6D, was introduced to the marketplace as a part of our ChromaID F12 Lab Kit during the three months ended December 31, 2013. The Amended Agreement expired December 31, 2013 and the parties are defining their future commercial relationship.

Sumitomo invested $2,250,000 in exchange for 17,307,693 shares of restricted common shares priced at $0.13 per share that was funded on June 21, 2012.  Sumitomo also paid the Company an initial payment of $1 million in accordance for an exclusive License Agreement which covers Japan, China, Taiwan, Korea and the entirety of Southeast Asia (Burma, Indonesia, Thailand, Cambodia, Laos, Vietnam, Singapore and the Philippines). A running royalty for the license granted under the License Agreement will be negotiated between the parties. The Sumitomo License fee was recorded as revenue over the life the Joint Development Agreement and was fully recorded as of May 31, 2013.

We have recorded $33,000 in accounts payable- related parties as of September 30, 2013 for the amount due Sumitomo under the Joint Development Agreement, which was a one-time payment of $100,000 due March 31, 2013. As of January 13, 2014, we have paid $67,000 and still owe Sumitomo $33,000. There is no interest accruing or due on this payment. We received three demonstration units and related technology for this payment.

Sumitomo is publicly traded in Japan and has operations in Japan, United States, China, United Kingdom, Canada and other parts of the world.

Related Party Transactions with James Gingo

We acquired a 100% interest in TransTech by issuing a Promissory Note or Note on June 8, 2010 to James Gingo, the President of TransTech, in the amount of $2,300,000, plus interest at the rate of three and one-half percent per annum from the date of the Note. The Note was secured by a security interest in the stock and assets of TransTech. We paid the final note payment of $1,000,000 and interest of $30,397 on June 12, 2013. Mr. Gingo’s Employment Agreement expired June 8, 2013.  He resigned from the Board of Directors effective June 21, 2013, and is no longer employed by the Company or TransTech. Prior to June 21, 2013, Mr. Gingo guaranteed the Secured Credit Facility with BFI Finance Corp. We have recorded accrued expenses- related parties of $0 and $5,849 for accrued interest as of September 30, 2013 and 2012, respectively.

TransTech is located at 12142 NE Sky Lane, Suite 130, Aurora, OR 97002. TransTech leases a total of approximately 9,750 square feet of office and warehouse space for its administrative offices, product inventory and shipping operations, at a monthly rental of $4,292. The lease was extended from March 2011 for an additional five year term at a monthly rental of $4,751. There are two additional five year renewals with a set accelerating increase of 10% per 5 year term.  The original lease dated in 2006 predated our acquisition of TransTech Systems on June 8, 2010. However, Mr. James Gingo was a member in G & L Business Group LLC, the lessor for this lease. On February 28, 2009, the members in the 2006 lease dissolved the G & L Business Group LLC and TransTech Systems leased the property directly from Little Properties LLC, an entity in which Mr. Gingo has no current ownership interest.

Related Party Transactions with Ronald P. Erickson

An affiliate of Mr. Erickson, our Chief Executive Officer, Juliz I Limited Partnership, loaned us operating funds during fiscal 2009.  The Demand Notes totaled $34,630 and accrued interest at 8% per annum. We paid the Demand Notes plus accrued interest of $9,708 during the year ended September 30, 2012.

Additionally, Mr. Erickson incurred expenses on behalf of the Company for a total of $24,322 during the 2009 fiscal year.  The balance was converted into a Demand Note as of September 30, 2009 and accrued interest at 8% per annum. We paid the Demand Note plus accrued interest of $5,294 during the year ended September 30, 2012.

We recorded accounts payable- related parties as of $0 and $73,600 for payroll or expenses as of September 30, 2013 and September 30, 2012, respectively.

Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest have made advances and loans to us in the total principal amount of $960,000 on or before the date hereof at an average annual interest rate of 4.2%. In addition, Mr. Erickson and/or entities in which Mr. Erickson has a beneficial interest also have unreimbursed 2013 expenses and unpaid salary and interest from 2013 on the outstanding principal amount of the Loans totaling approximately $65,000 as of June 14, 2013. Mr. Erickson and related entities converted $500,000 of the advances and loans as part of the PPM which closed June 14, 2013. The remaining amounts were paid to Mr. Erickson and related entities prior to June 30, 2013.

On January 10, 2014, Mr. Erickson and/or entities in which Mr. Erickson has a beneficial interest have made advances and loans to us in the total principal amount of $200,000 at an average annual interest rate of 3.0%. The loan is due March 31, 2014.

Related Party Transaction with Mark Scott

Mr. Mark Scott, our Chief Financial Offer, invested $10,000 in the Private Placement which closed June 14, 2013.

Related Party Transactions with Bradley Sparks

On November 12, 2009, Mr. Sparks resigned as our Chief Executive Officer and President.  He held these positions since November 2006.  Mr. Sparks accrued, but was not paid, compensation of $20,000 per month. In addition, Mr. Sparks entered into (i) a demand note dated February 27, 2007 for $50,000 plus loan fees of $750.  Interest accrued on the note at a rate of 18% per annum, with a penalty interest rate of 30%; and (ii) a demand note dated September 30, 2009 for $22,478. Interest accrued at 8% per annum, with a default interest rate of 12%.

On September 6, 2012, Mr. Sparks resigned from the Board of Directors. In addition, we signed a Settlement and Release Agreement or Sparks Agreement with Mr. Sparks, The Sparks Agreement required (i) payment of $50,750 (paid) and issuance of 513,696 shares of our common stock for full payment on a note and related accrued interest of $66,780; (ii) payment of $39,635 to Mr. Sparks for a note, accrued interest and other unpaid expenses (paid); and (iii) issuance of 4,000,000 restricted shares of our common stock to Mr. Spark for unpaid compensation in the amount of $721,333. The above is in full settlement of all outstanding liabilities due to Mr. Sparks.

Mr. Sparks is the cousin of Ronald Erickson, our Chief Executive Officer.

Related Party Transactions with Dr. Masahiro Kawahata and Yoshitami Arai

We paid $195,000 for fees to Dr. Kawahata and Mr. Arai, two former Directors, as a finder fee for their services in closing the Sumitomo transactions. We paid $60,000 on June 25, 2012 and $135,000 on July 25, 2012. On December 28, 2012, the Board of Directors ratified the resignation of Dr. Masahiro Kawahata as an independent director effective as of November 30, 2012.  On December 28, 2012, the Board ratified the resignation of Yoshitami Arai as an independent director effective as of December 26, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Dismissal of Madsen & Associates CPA's, Inc.

On September 29, 2012, the Company dismissed Madsen & Associates CPA's, Inc. (“Madsen”) as our independent registered public accounting firm. The decision to change accountants was approved by our Audit Committee.

The Madsen reports on our consolidated financial statements for the fiscal years 2011 and 2010 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of Madsen on our financial statements for fiscal years 2010 and 2011 contained an explanatory paragraph which noted that there was substantial doubt about our ability to continue as a going concern.

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

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged PMB Helin Donovan LLP to perform an annual audit of the Company’s financial statements for the fiscal years ended September 30, 2013 and 2012. The following is the breakdown of aggregate fees paid to the auditors for the Company for the last three fiscal years:

	Year Ended	Year Ended
	September 30, 2013	September 30, 2012
Audit fees	$35,600	$23,085
Audit related fees	11,245	7,830
Tax fees	-	-
All other fees	8,570	-

	$55,415	$30,915

- “Audit Fees” are fees paid for professional services for the audit of our financial statements.

- “Audit-Related fees” are fees paid for professional services not included in the first two categories, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

- “Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns.

- “All other fees for 2013 related to the review of registration statements on Form S-1.

SECTION16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company’s executive officers, directors and 10% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to the Company.

Based solely on a review of copies of reports furnished to the Company, or written representations that no reports were required, the Company believes that during the fiscal year ended September 30, 2013 its executive officers, directors and 10% holders complied with all filing requirements, with the following possible exceptions:

1.	A Form 3 for Todd M. Sames dated January 29, 2013 and required to be filed on January 31, 2013 was filed on February 15, 2013.
2.	A Form 5 for Todd M. Sames dated September 30, 2012 was filed on April 3, 2013.

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

(b)	Exhibits

NO.	EXHIBIT DESCRIPTION

3.1	Amended and Restated Bylaws. Filed as an exhibit to the Company’s Form 8-K dated August 10, 2012 and filed with the SEC on August 17, 2012, and incorporated by reference.

3.2
Amended and Restated Articles of Incorporation dated December 28, 2012. Filed as an exhibit to the Company’s Form 8-KA dated March 21, 2013 and filed with the SEC on September 10, 2013, and incorporated by reference. Also filed herewith.

3.3
Certificate and Amendment to Articles of Incorporation for Visualant, Inc. dated August 12, 2013. Filed as an exhibit to the Company’s Form 8-K dated August 12, 2013 and filed with the SEC on August 14,2013, and incorporated by reference. Also filed herewith.

4.1
 Visualant, Inc. 2011 Stock Incentive Plan filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed on January 31, 2011, File No. 000-30262-11560322, and incorporated herein by reference.

10.1	Stock Purchase Agreement dated June 8, 2010 by and between Visualant, Inc. and TransTech Systems, Inc. Filed as an Exhibit Form 10-Q filed on August 12, 2010, and incorporated herein by reference.

10.2	Promissory Note dated June 8, 2010 by and between Visualant, Inc. and James M. Gingo. Filed as an Exhibit to Form 10-Q filed on August 12, 2010, and incorporated herein by reference.

10.3
Stock Pledge Agreement dated June 8, 2010 by and between Visualant, Inc., James M. Gingo and Brownstein, Rask, Sweeney, Kerr, Grim, Grim, DeSylvia and Hay, LLP. Filed as an Exhibit to Form 10-Q filed on August 12, 2010, and incorporated by reference.

10.4	Security Agreement dated June 8, 2010 by TransTech Systems, Inc. Filed herewith. Filed as an Exhibit to Form 10-Q filed on August 12, 2010, and incorporated by reference.

10.5	Employment Agreement dated June 8, 2010 by and between Visualant, Inc. and James Gingo. Filed as an to Form 10-Q filed on August 12, 2010, and incorporated by reference.

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

10.13
Asset Purchase Agreement dated June 7, 2011 by and between Visualant, Inc. and the RATLab LLC and  filed as an Exhibit to the company’s Form 8-K with the SEC on June 10, 1011, and incorporated by reference.

10.14
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

10.16
Extension Agreement dated March 12, 2012 by and between Visualant, Inc. and Gemini Master Fund Ltd and Ascendiant Capital Partners, LLC. Filed as an Exhibit to the Company’s Registration Statement on Form S-1 dated April 2, 2012 and filed with the SEC on April 3, 2012, and incorporated by reference.

10.17
License Agreement dated May 31, 2012 by and between Visualant, Inc. and Sumitomo Precision Products Co., Ltd. Filed as an exhibit to the Company’s Form 8-K dated May 31, 2012 and filed with the SEC on June 4, 2012, and incorporated by reference.

10.18
Joint Research and Product Development Agreement dated May 31, 2012 by and between Visualant, Inc. and Sumitomo Precision Products Co., Ltd. and filed with the SEC on October 7, 2013, and incorporated by reference.

10.19
Stock Purchase Agreement dated May 31, 2012 by and between Visualant, Inc. and Sumitomo Precision Products Co., Ltd. Filed as an exhibit to the Company’s Form 8-K dated May 31, 2012 and filed with the SEC on June 4, 2012, and incorporated by reference.

10.20	Asset Purchase Agreement dated July 31, 2012 by and between Visualant, Inc. and the Javelin LLC and filed with the SEC on August 22, 2012, and incorporated by reference.

10.21
Warrant Purchase Agreement dated January 23, 2013 by and between Visualant, Inc. and Ascendiant Capital Partners LLC. Filed as an exhibit to the Company’s Form 8-K dated January 30, 2013 and filed with the SEC on January 30, 2013, and incorporated by reference.

10.22
Amendment to Warrant Purchase Agreement dated January 23, 2013 by and between Visualant, Inc. and Gemini Master Fund Ltd. Filed as an exhibit to the Company’s Form 8-K dated January 30, 2013 and filed with the SEC on January 30, 2013, and incorporated by reference.

10.23
AIR Termination Agreement dated January 23, 2013 by and between Visualant, Inc. and Gemini Master Fund Ltd. Filed as an exhibit to the Company’s Form 8-K dated January 30, 2013 and filed with the SEC on January 30, 2013, and incorporated by reference.

10.24
$850,000 Term Note of Visualant, Inc. dated January 23, 2013. Filed as an exhibit to the Company’s Form 8-K dated January 30, 2013 and filed with the SEC on January 30, 2013, and incorporated by reference.

10.25
Amendment to Joint Research and Product Development Agreement dated March 29, 2013 by and between Visualant, Inc. and Sumitomo Precision Products Co., Ltd. Filed as an Exhibit to the Company’s Amended Registration Statement on Form S-1 dated and filed September 16, 2013, and incorporated by reference.

10.26
Option Agreement dated April 26, 2013 by and between Visualant, Inc. and Ascendiant Capital Partners LLC. Filed as an exhibit to the Company’s Form 8-K dated April 26, 2013 and filed with the SEC on May 1, 2013, and incorporated by reference.

10.27
Form of Purchase Agreement by and between Visualant, Inc. and investors. Filed as an exhibit to the Company’s Form 8-K dated June 14, 2013 and filed with the SEC on June 18, 2013, and incorporated by reference.

10.28
Form of Warrant A and B by and between Visualant, Inc. and investors. Filed as an exhibit to the Company’s Form 8-K dated June 14, 2013 and filed with the SEC on June 18, 2013, and incorporated by reference.

10.29
Form of Registration Rights Agreement by and between Visualant, Inc. and investors. Filed as an exhibit to the Company’s Form 8-K dated June 14, 2013 and filed with the SEC on June 18, 2013, and incorporated by reference.

10.30
Form of Voting Agreement by and between Visualant, Inc. and investors. Filed as an exhibit to the Company’s Form 8-K dated June 14, 2013 and filed with the SEC on June 18, 2013, and incorporated by reference.

10.31
Amendment No. 1 to Lease dated June 14, 2013 by and between Visualant, Inc. and Logan Building LLC. Filed  as an Exhibit to the Company’s Amended Registration Statement on Form S-1 dated and filed August 16, 2013,  and incorporated by reference.

10.32
Demand Promissory Note dated May 31, 2013 by and between Visualant, Inc. and J3E2A2Z LP, an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. Filed as an Exhibit to the Company’s Amended Registration Statement on Form S-1 dated and filed August 16, 2013, and incorporated by reference.

10.33
Security Agreement dated June 12, 2013 by and between Visualant, Inc. and BFI Business Finance, filed as an exhibit to the Company’s Form 10Q dated June 30, 2013 and filed August 15, 2013, and incorporated by reference.

10.34
General Continuing Guaranty dated June 12, 2013 by and between TransTech Systems Inc., Visualant, Inc. and BFI Business Finance. Filed as an Exhibit to the Company’s Amended Registration Statement on Form S-1dated and filed October 7, 2013, and incorporated by reference.

10.35
Third Modification to Loan and Security Agreement dated June 12, 2013 by and between TransTech Systems Inc. and BFI Business Finance. Filed as an Exhibit to the Company’s Amended Registration Statement on Form  S-1dated and filed October 7, 2013, and incorporated by reference.

10.36
Form of Placement Agent Warrant by and between Visualant, Inc. and placement agents. Filed as an Exhibit to  the Company’s Amended Registration Statement on Form S-1dated and filed October 7, 2013, and incorporated  by reference.

14.1	Code of Conduct and Ethics dated November 30, 2012. Filed as an exhibit to the Company’s Form 8-K dated December 28, 2012 and filed with the SEC on January 3, 2013, and incorporated by reference.

21.1	Subsidiaries of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 906 Certifications.

32.2	Section 906 Certifications.

99.1	Audit Committee Charter dated November 30, 2012. Filed as an exhibit to the Company’s Form 8-K dated December 28, 2012 and filed with the SEC on January 3, 2013, and incorporated by reference.

99.2	Compensation Committee Charter dated November 30, 2012. Filed as an exhibit to the Company’s Form 8-K dated December 28, 2012 and filed with the SEC on January 3, 2013, and incorporated by reference.

99.3
Nominations and Governance Committee Charter dated November 30, 2012. Filed as an exhibit to the Company’s Form 8-K dated December 28, 2012 and filed with the SEC on January 3, 2013, and incorporated by reference.

101
Interactive data files pursuant to Rule 405 of Regulation S-T. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Visualant, Inc.:

We have audited the accompanying consolidated balance sheets of Visualant, Inc. (the “Company”) as of September 30, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2013 and 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visualant, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years ended September 30, 2013 and 2012, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has sustained a net loss from operations and has an accumulated deficit since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
PMB Helin Donovan, LLP /s/ PMB Helin Donovan, LLP January 13, 2014 Seattle, Washington

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	September 30, 2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$747,129	$1,141,165
Accounts receivable, net of allowance of $40,750 and $16,750, respectively	1,007,074	1,012,697
Prepaid expenses	56,531	222,978
Inventories	600,790	344,692
Refundable tax assets	29,773	29,316
Total current assets	2,441,297	2,750,848

EQUIPMENT, NET	427,215	469,001

OTHER ASSETS
Intangible assets, net	770,882	1,110,111
Goodwill	983,645	983,645
Other assets	6,161	6,161

TOTAL ASSETS	$4,629,200	$5,319,766

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$2,301,149	$1,593,861
Accounts payable - related parties	66,025	73,737
Accrued expenses	80,926	391,311
Accrued expenses - related parties	-	5,849
Deferred revenue	-	666,667
Convertible notes payable	-	750,000
Derivative liability - warrants	4,184,000	-
Notes payable - current portion of long term debt	753,129	1,631,903
Total current liabilities	7,385,229	5,113,328

LONG TERM LIABILITIES:
Long term debt	1,894	4,015

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.001 par value, 500,000,000 shares authorized, 165,263,674
and 90,992,954 shares issued and outstanding at 9/30/13 and 9/30/12, respectively	165,264	90,993
Additional paid in capital	17,565,568	13,995,554
Accumulated deficit	(20,537,825)	(13,915,931)
Total stockholders' (deficit) equity	(2,806,993)	170,616
Noncontrolling interest	49,070	31,807

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$4,629,200	$5,319,766

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	September 30, 2013	September 30, 2012

REVENUE	$8,572,799	$7,923,976
COST OF SALES	6,717,192	6,344,247
GROSS PROFIT	1,855,607	1,579,729
RESEARCH AND DEVELOPMENT EXPENSES	1,169,281	176,944
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,580,653	3,624,711
OPERATING LOSS	(3,894,327)	(2,221,926)

OTHER INCOME (EXPENSE):
Interest expense	(173,248)	(463,735)
Other income	31,881	36,597
Loss on change - derivative liability warrants	(1,448,710)	-
Loss on purchase of warrants and additional investment right	(1,150,000)	(500,000)
Gain on extinguishment of debt	-	394,057
Total other expense	(2,740,077)	(533,081)

LOSS BEFORE INCOME TAXES	(6,634,404)	(2,755,007)

Income taxes - current benefit	(29,773)	(29,315)

NET LOSS	(6,604,631)	(2,725,692)

NONCONTROLLING INTEREST	17,263	6,206

NET (LOSS) ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES COMMON SHAREHOLDERS	$(6,621,894)	$(2,731,898)

Basic and diluted income (loss) per common share attributable to Visualant, Inc. and subsidiaries common shareholders-
Basic and diluted income (loss) per share	$(0.05)	$(0.04)

Weighted average shares of common stock outstanding- basic and diluted	122,934,436	65,557,376

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

					Total
			Additional		Stockholders'
	Common Stock		Paid in	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance as of September 30, 2011	49,065,669	$49,066	$9,524,577	$(11,184,033)	$(1,610,390)

Stock compensation expense - employee options	-	-	27,746	-	27,746
Stock compensation expense - non-employee options	-	-	238,426	-	238,426
Issuance of common stock for services	3,400,000	3,400	323,100	-	326,500
Issuance of common stock	22,664,705	22,664	2,604,005	-	2,626,669
Issuance of common stock for debenture conversion	9,273,795	9,276	415,724	-	425,000
Issuance of common stock for accrued liabilities	825,089	823	37,870	-	38,693
Issuance of common stock for debt extinguishment	4,513,696	4,514	446,856	-	451,370
Issuance of common stock for asset purchase	1,250,000	1,250	161,250	-	162,500
Beneficial conversion feature	-	-	216,000	-	216,000
Net loss	-	-	-	(2,731,898)	(2,731,898)

Balance as of September 30, 2012	90,992,954	90,993	13,995,554	(13,915,931)	170,616
				-	-
Stock compensation expense - employee options	-	-	250,013	-	250,013
Issuance of common stock for services	2,800,000	2,800	311,700	-	314,500
Issuance of common stock	53,293,049	53,293	2,063,789	-	2,117,082
Issuance of common stock for debenture conversion	15,000,000	15,000	735,000	-	750,000
Issuance of common stock for accrued liabilities	2,612,603	2,613	134,017	-	136,630
Issuance of common stock for warrants - cashless	4,565,068	4,564	(4,564)	-	-
Issuance of warrants for services	-	-	76,060	-	76,060
Retirement of option shares	(4,000,000)	(3,999)	3,999	-	-
Net loss	-	-	-	(6,621,894)	(6,621,894)

Balance as of September 30, 2013	165,263,674	$165,264	$17,565,568	$(20,537,825)	$(2,806,993)

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	September 30, 2013	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,604,631)	$(2,731,898)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation and amortization	397,871	356,348
Issuance of capital stock for services and expenses	314,500	326,500
Issuance of warrants for services and expenses	76,060	-
Issuance of capital stock for accrued liabilities	136,630	38,693
Stock based compensation	250,013	266,172
(Loss) on sale of assets	(4,923)	(7,690)
Loss on change - derivative liability warrants	1,448,710	-
Beneficial conversion feature	-	216,000
Gain on extinguishment of debt	-	(394,057)
Provision for losses on accounts receivable	29,281	-
Changes in operating assets and liabilities:
Accounts receivable	(23,658)	(188,973)
Prepaid expenses	166,447	60,226
Inventory	(256,098)	109,896
Other assets	-	(5,070)
Loss on purchase of warrants and additional investment right	850,000	500,000
Accounts payable - trade and accrued expenses	383,342	749,248
Deferred revenue	(666,667)	666,667
Income tax receivable	(457)	(20,236)
CASH (USED IN) OPERATING ACTIVITIES	(3,503,580)	(58,174)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,841)	(109,167)
Proceeds from sale of equipment	13,908	9,058
NET CASH (USED IN) INVESTING ACTIVITIES:	(11,933)	(100,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	308,988	62,098
Repayment of debt	(2,027,640)	(956,935)
Proceeds from the issuance of common stock	4,852,372	2,626,669
Repayments of capital leases	(12,243)	(12,676)
Purchase of outstanding warrants	-	(500,000)
Change in non-controlling interest	-	(12,021)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,121,477	1,207,135

NET INCREASE IN CASH AND CASH EQUIVALENTS	(394,036)	1,048,852

CASH AND CASH EQUIVALENTS, beginning of period	1,141,165	92,313

CASH AND CASH EQUIVALENTS, end of period	$747,129	$1,141,165

Supplemental disclosures of cash flow information:
Interest paid	$112,076	$135,828
Taxes paid	$-	$-

Non-cash investing and financing activities:
Debenture converted to common stock	$750,000	$425,000
Acquisition of leased equipment	$-	$597
Issuance of common stock for asset purchase	$-	$162,500
Issuance of common stock for debt extinguishment	$-	$451,370

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

On November 11, 2013, the Company entered into a Services and License Agreement with Invention Development Management Company (“IDMC”), L.L.C., a Delaware limited liability company. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors, partners with pioneering companies and invests both expertise and capital in the process of invention.

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

The Company’s Joint Development Agreement with Sumitomo Precision Products Co., Ltd., which focuses on the commercialization of the ChromaID™ technology expired December 31, 2013. The parties are defining their future commercial relationship. The Company has an License Agreement providing SPP with an exclusive license of the ChromaID™ technology in identified Asian territories. SPP is publicly traded in Japan and has operations in Japan, United States, China, United Kingdom, Canada and other parts of the world.

To date, the Company been issued six patents by the United States Office of Patents and Trademarks.  See page 5 for more detailed information regarding the Company’s patents and business.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $6,604,631 and $2,725,692 for the years ended September 30, 2013 and 2012, respectively. Our net cash used in operating activities was $3,503,580 for the year ended September 30, 2013.

The Company anticipates that it will record losses from operations for the foreseeable future. As of September 30, 2013, our accumulated deficit was $20,537,825.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, our Chief Executive Officer. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2013 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

INVENTORIES - Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $10,000 reserve for impaired inventory as of September 30, 2013 and 2012.

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

LONG-LIVED ASSETS – The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

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

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2013

Liabilities:
Derivative instruments - warrants	$-	$4,184,000	$-	$4,184,000

Total derivative liabilities	$-	$4,184,000	$-	$4,184,000

Liabilities measured at fair value on a recurring basis are summarized as follows:

September 30, 2013
Market price and estimated fair value of common stock:	$0.090
Exercise price	$0.15-0.20
Expected term (years)	3-5 years
Divident yield	-
Expected volatility	82%
Risk-free interest rate	1.3%

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

The proceeds from the Private Placement were allocated between the Common Shares and the Warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date at June 14, 2013, resulting in the aggregate amount of $2,494,710 to the Stockholders’ Equity and $2,735,290 to the warrant derivative.  During 2013, the Company recognized $1,448,710 of other expense resulting from the increase in the fair value of the warrant liability at September 30, 2013.

REVENUE RECOGNITION - TransTech revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The SPP License fee was recorded as revenue over the life the Joint Development Agreement discussed below. The Company recorded deferred revenue of $0 and $666,667 as of September 30, 2013 and September 30, 2012, respectively.

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

INCOME TAXES - Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of September 30, 2013 and September 30, 2012, the Company had refundable tax assets related to TransTech of $29,773 and $29,316, respectively.

NET LOSS PER SHARE - Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of September 30, 2013, there were options outstanding for the purchase of 12,735,000 common shares, warrants for the purchase of 113,507,050 common shares which could potentially dilute future earnings per share As of September 30, 2012, there were options outstanding for the purchase of 5,920,000 common shares, warrants for the purchase of 3,369,050 common shares, and an undetermined number shares of common stock related to convertible debt, which could potentially dilute future earnings per share.

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

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, which is effective for the Company’s first quarter of fiscal year 2015.  The Company does not believe the adoption of ASU 2013-04 will have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 requires disclosure of the amounts reclassified out of each component of accumulated other comprehensive income and into net earnings during the reporting period and is effective for reporting periods beginning after December 15, 2012.  The Company does not believe the adoption of ASU 2013−02 in the first quarter of fiscal year 2014 will have a material impact on the measurement of net earnings or other comprehensive income.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities and in January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11, as clarified, enhances disclosures surrounding offsetting (netting) assets and liabilities. The clarified standard applies to derivatives, repurchase agreements and securities lending transactions and requires companies to disclose gross and net information about financial instruments and derivatives eligible for offset and to disclose financial instruments and derivatives subject to master netting arrangements in financial statements. The clarified standard did not have a material effect on the Company’s financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements, which makes certain technical corrections (i.e., relatively minor corrections and clarifications) and “conforming fair value amendments” to the FASB Accounting Standards Codification (the “Codification”). The corrections and improvements include technical corrections based on feedback on the Codification and conforming amendments primarily related to fair value in areas outside of ASC 820. The amendments affect various Codification topics and apply to all reporting entities within the scope of those topics and became effective for the Company on December 20, 2012.  The adoption of ASU 2012-04 did not have a material effect on the Company’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012−02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material effect on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011−12, Comprehensive Income. The amendments in ASU 2011-12 supersede certain pending paragraphs in ASU 2011−05, Presentation of Comprehensive Income to effectively defer only those changes in ASU 2011−05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements became effective in the first quarter of fiscal 2013.  The adoption of ASU 2011−12 did not impact the Company’s measurement of net earnings or other comprehensive income.

4.	DEVELOPMENT OF OUR CHROMAID™ TECHNOLOGY

The Company’s ChromaID™ Technology

The Company has invented a way to project light at a material (solid surface, liquid, or gas) and measure the amount of light that is reflected back. The pattern of this reflected light is compared to other patterns the company has captured and this allows us to identify, detect, or diagnose materials that cannot be identified by the human eye. The Company refers to this pattern of reflected light as a ChromaID™. The Company designs ChromaID scanning devices made with electronic, optical, and software parts to produce and capture the light.

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

There is no current requirement for FDA or other government approval for the current applications of the Company’s ChromaID technology. Over time, as the Company explores the application of its ChromaID technology for medical diagnostics and other applications, the Company expects that there will be requirements for FDA and other government approvals before applications using the technology in medical and other regulated fields can enter the marketplace.

The Company’s research and development expenses are as follows:

Year ended September 30, 2013- $1,169,281
Year ended September 30, 2012-   $176,944

The Company employs two individuals and utilizes contractors at the RATLab LLC and other suppliers for our research and development.

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

On November 12, 2013, the Company was issued US Patent No. 8,583,394 B2 entitled “Method, Apparatus and Article To Facilitate Distributed Evaluation of Objects Using Electromagnetic Energy by the United States Office of Patents and Trademarks. The patent expires July 31, 2027.

The Company is pursuing an aggressive patent strategy to expand our unique intellectual property in the United States and Japan and other countries.

Services and License Agreement Invention Development Management Company, L.L.C.

On November 11, 2013, the Company entered into a Services and License Agreement with Invention Development Management Company, L.L.C. (“IDMC”), a Delaware limited liability company. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors, partners with pioneering companies and invests both expertise and capital in the process of invention.

The Agreement requires IDMC to identify and engage investors to develop new applications of the Company’s ChromaID™ development kits, present the developments to the Company for approval, and file patent applications to protect the developments. IDMC is responsible for the development and patent costs. The Company is providing the development kits to IDMC at no cost and is providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property he Company has agreed to delay the selling of the ChromaID development kits for 140 days except for certain select accounts. The Company will continue its business development efforts during this period and will work with IDMC and their global business development services to secure potential customers and licensees for its technology.

The Company receives a worldwide, nontransferable, exclusive license to the licensed IP developed under this Agreement, during the term of the Agreement, and solely within the identification, authentication and diagnostics field of use, to (a) make, have made, use, import, sell and offer for sale products and services; (b) make improvements; and (c) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

The Company receives a nonexclusive and nontransferrable option to acquire a worldwide, nontransferrable, nonexclusive license to the useful IP held by IDMC within the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer to sell products and services and (b) grant sublicenses to any and all of the foregoing rights. The option to acquire this license may be exercised for up to two years from the effective date of the Agreement.

IDMC may provide global business development services to the Company, including present Visualant IP and any licensed IP, if applicable, to potential customers, licensees, and distributors in markets or geographies not being pursued by Visualant. Also, IDMC may introduce Visualant to a potential customer, licensee, or distributor for the purpose of identifying and closing a license, sale, or distribution deal or other monetization event.

Visualant grants to IDMC a nonexclusive, worldwide, fully paid up, nontransferable, sublicenseable, perpetual license to the Visualant IP, solely outside the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer for sale products and services and (b) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

Visualant grants to IDMC a nonexclusive, worldwide, fully paid up, royalty-free, nontransferable, nonsublicenseable, perpetual license to access and use Visualant Technology solely for the purpose of marketing sublicenses to the Visualant IP to third parties.

As consideration for the exclusive IP license and application development services, Visualant has issued to IDMC a warrant to purchase up to 14,575,286 shares of common stock at twenty cents ($0.20) per share pursuant to the Warrant to Purchase Common Stock. The Warrant expires November 10, 2018 and the per share price is subject to adjustment.

The Company has agreed to pay IDMC a percentage of license revenue for the global development business services and a percentage of revenue received from any IDMC introduced company. The Company has also agreed to pay IDMC a royalty when Visualant receives royalty product revenue from an IDMC introduced company.

IDMC has agreed to pay Visualant a license fee for the nonexclusive license of the Visualant IP.

The term of the exclusive IP license and the nonexclusive IP license commences on the effective date of November 11, 2013, and terminates when all claims of the patents expire or are held in valid or unenforceable by a court of competent jurisdiction from which no appeal can be taken.

The term of the Agreement commences on the effective date until either party terminates the Agreement at any time following the fifth anniversary of the effective date by providing at least ninety days’ prior written notice to the other party.

The Company’s Acquisition of Visualant Related Assets of the RATLab LLC

On June 7, 2011, the Company closed the acquisition of all Visualant related assets of the RATLab namely the rights to the medical field of use of the Chroma ID technology. The RATLab is a Seattle based research and development laboratory created by Dr. Tom Furness, founder and Director of the HITLab International, with labs at Seattle, University of Canterbury in New Zealand, and the University of Tasmania in Australia. With this acquisition, we consolidated all intellectual property relating to the ChromaID technology, except for environmental field of use which was held by Javelin LLC and which was acquired separately (see below).  The Company acquired these assets of the RATLab for (i) 1,000,000 shares of our common stock at closing valued at $0.20 per share, the price during the negotiation of this agreement; (ii) payment of $250,000; and (iii) payment of the outstanding promissory note owing to Mr. Furness in the amount of $65,000 with accrued interest of $24,675.

On October 23, 2008, the Company and RATLab entered into definitive agreements which provide for a non-commercial non-exclusive license of the Company’s technology to RATLab for the purpose of continuing research and development with a license back to the Company for enhancements that are developed.  Further, an exclusive license was entered into between the Company and RATLab for selected fields of use.

The Company’s Acquisition of Environmental Field of Use Rights from Javelin LLC

On July 31, 2012, the Company closed the acquisition of all rights to the ChromaID technology in the environmental field of use from Javelin LLC. The Company acquired these assets of Javelin for (i) 1,250,000 shares of our common stock valued at $0.13 per share, the price during the negotiation of the acquisition agreement; and (ii) $100,000 in cash, with $20,000 payable at closing and $80,000 to be paid in four equal installments over a period of eight months, all of which have now been paid. In addition the Company entered into a business development agreement with Javelin LLC which will pay them a fee equal to ten percent of the gross margin revenues received from sales of ChromaID through their business development efforts. To date, Javelin has not earned any fees from business development efforts; however the business development agreement remains in effect.

5.	AGREEMENTS WITH SUMITOMO PRECISION PRODUCTS CO., LTD.

On May 31, 2012, the Company entered into a Joint Research and Product Development Agreement with Sumitomo, a publicly-traded Japanese corporation, for the commercialization of our ChromaID™ technology.   On March 29, 2013, the Company entered into an Amendment to Joint Research and Product Development Agreement or Amended Agreement with Sumitomo. The Amended Agreement extended the Joint Development Agreement from March 31, 2013 to December 31, 2013.   The extension provided for continuing work between Sumitomo and Visualant focused upon advancing the ChromaID technology and market research aimed at identifying the most significant markets for the ChromaID technology. The parties have identified a commercial version of the ChromaID scanner as Version 7.  The market research assisted in refining the qualities of Version 7 for the marketplace.  Meanwhile, the current version of the technology, identified as Version 6D, was introduced to the marketplace as a part of our ChromaID F12 Lab Kit during the three months ended December 31, 2013. The Amended Agreement expired December 31, 2013 and the parties are defining their future commercial relationship.

Sumitomo invested $2,250,000 in exchange for 17,307,693 shares of restricted common shares priced at $0.13 per share that was funded on June 21, 2012.  Sumitomo also paid the Company an initial payment of $1 million in accordance for an exclusive License Agreement which covers Japan, China, Taiwan, Korea and the entirety of Southeast Asia (Burma, Indonesia, Thailand, Cambodia, Laos, Vietnam, Singapore and the Philippines). A running royalty for the license granted under the License Agreement will be negotiated at the completion of the Joint Development Agreement. The Sumitomo License fee was recorded as revenue over the life the Joint Development Agreement and was fully recorded as of May 31, 2013.

Sumitomo is publicly traded in Japan and has operations in Japan, United States, China, United Kingdom, Canada and other parts of the world.

6.	ACQUISITION OF TRANSTECH

The Company’s wholly owned subsidiary, TransTech Systems, Inc., based in Aurora, Oregon, is a distributor of products, including systems solutions, components and consumables, for employee and government identification, document authentication, access control, and radio frequency identification.  TransTech provides these products and services, along with marketing and business development assistance to a growing channel of value-added resellers and system integrators throughout North America.

TransTech provides its channel partners pre-and post-sales support in the industry.  Technical Services covers training and installation support, in-warranty repair, out of warranty repair, and spares programs.  Our customer service team provides full sales, configuration, and logistics services.  An increasing number of manufacturers are turning to TransTech Systems for channel development and introduction of their products to our market space.

The Company closed the acquisition of TransTech on June 8, 2010. The Company acquired our 100% interest in TransTech by issuing a Promissory Note to James Gingo, the President and sole shareholder of TransTech, in the amount of $2,300,000, plus interest at the rate of three and one-half percent per annum from the date of the Note. The Note was secured by a security interest in the stock and assets of TransTech, and was payable over a period of three years. The final balance of $1,000,000 on the Note and accrued interest of $30,397 were paid to Mr. Gingo on June 12, 2013, to complete payment of the purchase price for the TransTech stock.

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

Accounts receivable were $1,007,074 and $1,012,697, net of allowance, as of September 30, 2013 and 2012, respectively. The Company had no customers in excess of 10% of our consolidated revenues for the year ended September 30, 2013. The Company had no customers with accounts receivable in excess of 10% as of September 30, 2013. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

8.	INVENTORIES

Inventories were $600,790 and $344,692 as of September 30, 2013 and 2012, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $10,000 reserve for impaired inventory as of September 30, 2013 and 2012.

9.	FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $427,215 and $469,001 as of September 30, 2013 and 2012, respectively. Accumulated depreciation was $663,213 and $606,509 as of September 30, 2013 and 2012, respectively. Total depreciation expense, was $66,557 and $60,869 for the years ended September 30, 2013 and 2012, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of September 30, 2013 was comprised of the following:

	Estimated	September 30, 2013
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$116,346	$87,039	$203,385
Leasehold improvements	5-20 years	603,612	-	603,612
Furniture and fixtures	3-10 years	73,539	101,260	174,799
Software and websites	3- 7 years	63,783	44,849	108,632
Less: accumulated depreciation		(444,751)	(218,462)	(663,213)
		$412,529	$14,686	$427,215

Property and equipment as of September 30, 2012 was comprised of the following:

	Estimated	September 30, 2012
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$119,331	$87,039	$206,370
Leasehold improvements	5-20 years	603,612	-	$603,612
Furniture and fixtures	3-10 years	55,307	101,260	$156,567
Software and websites	3- 7 years	64,112	44,849	$108,961
Less: accumulated depreciation		(400,516)	(205,993)	$(606,509)
		$441,846	$27,155	$469,001

10.	INTANGIBLE ASSETS

Intangible assets as of September 30, and 2013 and 2012 consisted of the following:

	Estimated	September 30,	September 30,
	Useful Lives	2013	2012

Customer contracts	5 years	$983,645	$983,645
Technology	5 years	712,500	$712,500
Less: accumulated amortization		(925,263)	(586,034)
Intangible assets, net		$770,882	$1,110,111

Total amortization expense was $339,229 and $295,479 for the year ended September 30, 2013 and 2012, respectively.

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

Accounts payable were $2,301,149 and $1,593,861 as of September 30, 2013 and 2012, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.  TransTech had 3 vendors (31.7%, 11.5%, and 11.0%) with accounts payable in excess of 10% of its accounts payable as of September 30, 2013. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

12.	CONVERTIBLE NOTES PAYABLE

Agreements with Gemini Master Fund, Ltd.  and Ascendiant Capital Partners, LLC  dated May 19, 2011

On May 19, 2011, the Company entered into a Securities Purchase Agreement or (“Agreement”) with Gemini and Ascendiant, pursuant to which the Company issued $1.2 million in principal amount of 10% convertible debentures (the “Original Debentures”), which were due May 1, 2012.  The purchase price for the debentures was 83.3% of the face amount, resulting in our receiving $1.0 million, less legal fees, placement agent fees and expenses.  Under the terms of the Agreement, the debentures, including the amount of accrued interest thereon, were convertible at the option of the holder into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.50 per share, or (ii) 70% of the average of the three lowest prices during the 20 trading days preceding the conversion date, subject to a floor conversion price of $0.35 per share, provided that the Company pays to the holder a compensatory amount in cash to adjust for the difference between the conversion price and $0.35 per share. The warrants for 2.4 million shares are exercisable at a price of $0.50 per share for five years. The Agreement also provided for an additional $1.0 million investment option by the Investors to purchase an additional $1.2 million in aggregate principal amount of debentures on or before the one-year anniversary date of the Agreement.  The conversion price of these additional debentures is equal to the lesser of (i) $1.00 per share, or (ii) 70% of the average of the three lowest prices during the 20 trading days preceding the conversion date, subject to a floor conversion price of $0.70 per share subject to adjustment.

The Company paid legal fees and expenses in the amount of $12,500. Visualant also paid $80,000 or 8.0% of the cash received and issued a five-year warrant for 192,000 shares in placement agent fees to Ascendiant Capital Markets LLC.

The due date of the Original Debentures was extended to September 30, 2012 pursuant to a First Amendment to the Agreement on March 12, 2012, and further extended to September 30, 2013 pursuant to a Second Amendment to the Agreement on August 16, 2012. The Agreement included an additional investment right granted to Gemini and Ascendiant, pursuant to which the Gemini and Ascendiant had the right at any time until September 30, 2013, to purchase up to $1.2 million in principal amount of Additional Debentures on the same terms and conditions as the Original Debentures, except that the conversion price on the Additional Debentures was expected to have a higher floor.  The conversion price on both the Original Debentures and the Additional Debentures were subject to a potential downward adjustment for any equity sales subsequent to the date of issuance. In conjunction with the purchase of the Additional Debentures, Gemini and Ascendiant also had the right to purchase additional warrants.

On August 28, 2012, the Company entered into a Warrant Purchase Agreement with Gemini and acquired the Gemini Warrant covering the purchase of up to 1.8 million shares, subject to adjustment, by paying $250,000 on August 28, 2012 and agreeing to pay $250,000 on or before November 30, 2012.

Ascendiant also had a warrant for the purchase of up to 600,000 shares of our common stock at an original exercise price of $.35 per share, which exercise price was subject to adjustment and which had been adjusted downward as of April 26, 2013, the date it was exercised by Ascendiant.

During the year ended September 30, 2012, we modified the terms of the outstanding Original Debentures with the Gemini and Ascendiant having an aggregate principal value of $1,200,000. The maturity date was extended to September 30, 2013, Gemini and Ascendiant converted principal and interest as outlined above at $0.05 per share, and the Company paid a premium to Gemini in the form of redeeming its outstanding warrants for $500,000. In addition, the additional investment and participation rights as defined in the Agreement granted to Gemini and Ascendiant were extended from September 30, 2012 to September 30, 2013. The fair value of the warrants was calculated using the Black-Scholes-Merton option valuation model. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes valuation model: a term of five years, risk-free rate of 3.92%, volatility of 100%, and dividend yield of zero. Interest expense was recorded for the loss of $500,000 related to the modification of the debentures.  The difference between the conversion price and the fair market value of the common stock on the commitment date resulted in a beneficial conversion feature recorded of $216,000. Total interest expense recognized, including the beneficial conversion feature was $313,534 during the year ended September 30, 2012.

On January 30, 2013, the Company and Gemini and Ascendiant entered into the following agreements dated January 23, 2013 but made effective as of the date of their execution by the parties. The Company entered into these agreements to eliminate the potential dilution. This decision was made as part of the funding transaction with accredited investors that closed on June 14, 2013.

(1)           Warrant Purchase Agreement between the Company and Ascendiant pursuant to which the Company agreed to repurchase the Ascendiant Warrant for a purchase price of $300,000, which amount was due in full on March 31, 2013. No portion of the purchase price was paid by the due date and Ascendiant was issued a total of 4,564,068 shares of common stock on April 26, 2013 as a result of Ascendiant’s cashless exercise of the Ascendiant Warrant.  On April 26, 2013, the Company entered into an Option Agreement with Ascendiant pursuant to which the Company had the option to purchase from Ascendiant 4,000,000 of the 4,564,068 shares of common stock of the Company acquired by Ascendiant upon exercise of its warrant for a total purchase price of $300,000.  If purchased by the Company, the 4,000,000 shares were expected to be retired to treasury.  The option was required to be exercised and payment for the shares made on or before May 31, 2013.  On May 31, 2013, the Company exercised its option to purchase 4,000,000 Option Shares from Ascendiant and paid to Ascendiant the $300,000 purchase price.   Ascendiant delivered only 2,284,525 of the 4,000,000 Option Shares purchased by the Company and had failed to deliver the remaining 1,715,475 Option Shares. On June 17, 2013, the Company filed a complaint (the “Complaint”) against Ascendiant Capital Partners, LLC (“Ascendiant”) in the California Superior Court, County of Orange (Case No. 30-2013-00656770-CU-BC-CJC) for breach of contract, seeking damages, specific performance and injunctive relief against Ascendiant. On September 24, 2013, the California Superior Court granted Visualant’s motion, finding that Visualant was likely to prevail on the merits of its claim against Ascendiant.  The Court ordered Ascendiant to deliver 1,715,475 Option Shares to the Company by 4:00PM, September 27, 2013. The delivery occurred on September 27, 2013. The Company expects to pursue its damage claim.

(2)  Amendment to Warrant Purchase Agreement between the Company and Gemini dated January 23, 2013 extending the due date for payment of the balance of the purchase price, including accrued interest thereon, from November 30, 2012 to March 31, 2013. The Company accrued interest at 18% on the $250,000 balance due to Gemini.  The Company was in default on its payment obligation to Gemini, which entitled Gemini to exercise its warrant, potentially resulting in substantial additional dilution to our shareholders. On May 31, 2013, the Company paid $250,000 plus interest of $35,175 under the Amendment to Warrant Purchase Agreement with Gemini, in exchange for which the Company acquired the warrant from Gemini and cancelled it.

(3)  AIR Termination Agreement between the Company and Gemini (which had previously acquired Ascendiant’s AIR right in a private transaction between Gemini and Ascendiant) dated January 23, 2013 pursuant to which the Company acquired all additional investment rights or AIR of Gemini and Ascendiant under the Securities Purchase Agreement dated May 19, 2011 for the sum of $850,000, to be paid pursuant to the terms of a promissory note executed by the Company for the principal amount of $850,000.  The promissory note was payable in two installments of $425,000 each, together with accrued interest thereon at the rate of 5% per annum, due on June 30, 2013 and September 30, 2013. If the payments were not made, the Company owed 120% of the balance due plus interest. On June 26, 2013, the Company acquired all additional investment rights between the Company and Gemini under the AIR Agreement with the payment of $850,000 and interest of $17,349.

13.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of September 30, 2013 and 2012 consisted of the following:

	September 30,	September 30,
	2013	2012

BFI Business Finance Secured Credit Facility	$749,323	$568,475
TransTech capitalized leases, net of capitalized interest	5,700	17,943
Note payable to Umpqua Bank	0	-
Related party notes payable-
James Gingo Promissory Note	-	1,000,000
Lynn Felsinger	-	49,500
Total debt	755,023	1,635,918
Less current portion of long term debt	(753,129)	(1,631,903)
Long term debt	$1,894	$4,015

BFI Finance Corp Secured Credit Facility

The Company finances its TransTech operations from operations and a Secured Credit Facility with BFI Finance Corp. On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with BFI Business Finance to fund its operations.   On December 12, 2013, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%), plus 2.5%. The credit facility includes accounts receivable borrowing based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including all assets of Visualant. Visualant believes any default would be satisfied by the assets of TransTech. Availability under this Secured Credit ranges from $0 to $100,000 ($60,000 currently) on a daily basis. The remaining balance on the accounts receivable line (currently $534,000) must be repaid by the time the secured credit facility expires on June 11, 2014, or the Company renews by automatic extension for the next successive 6 month term.

Capitalized Leases

TransTech has capitalized leases for equipment. The leases have a remaining lease term of 1-22 months. The aggregate future minimum lease payments under capital leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended September 30,	Total
2014	$3,806
2015	1,894
2016	0
2017	-
2018	-
Total	5,700
Less current portion of capitalized leases	(3,806)
Long term capital leases	$1,894

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

The Company paid the remaining note payable of $49,500 to Lynn Felsinger during the year ended September 30, 2013.

Aggregate maturities for notes payable, capitalized leases and long term debt by year are as follows:

Years Ended September 30,	Total
2014	$753,129
2015	1,894
2016	-
2017	-
2018	-
Total	$755,023

14.	EQUITY

Unless otherwise indicated, all of the following sales or issuances of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, except as noted below). All of the shares issued were issued in transactions not involving a public offering, are considered to be restricted stock as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

We have compensated consultants and service providers with restricted common stock during the development of our technology and when our capital resources were not adequate to provide payment in cash.

All of the following transactions were to accredited investors (with the exception of a few issuances which are noted below). All issuances to accredited and non-accredited investors were structured to comply with the requirements of the safe harbor afforded by Rule 506 of Regulation D, including limiting the number of non-accredited investors to no more than 35.

The Company had the following equity transactions during the year ended September 30, 2012:

 On October 5, 2011, the Company entered into a Financial Consultant Agreement (“Agreement”) with D. Weckstein and Co, Inc. (“Weckstein”) for financial consulting and investment banking services. The Agreement expires July 31, 2016. Under the Agreement, Weckstein was awarded 1,000,000 shares of common stock on November 7, 2011. The shares were valued at $0.07 per share, the closing price on November 7, 2011. In addition, the Company paid $10,000 to Weckstein.

On December 15, 2011, the Company issued 100,000 shares of restricted common stock to Todd Weaver for product development work. The shares were valued at $0.12 per share, the closing price on November 29, 2011, and do not have registration rights. It is the Company’s understanding that Mr. Weaver was not an accredited investor. However, Mr. Weaver was involved in the Company’s business, and the Company believed that he had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of an investment in the Company.

On February 7, 2012, the Company issued 1,000,000 restricted shares to Coventry Capital LLC related to an Advisory Agreement for financial advisory services. The shares were valued at $.10 per share.

On February 24, 2012, the Company issued 400,000 shares of common stock to five directors (100,000 shares for Yoshitami Arai and Dr. Masahiro Kawahata, 75,000 shares for Jon Pepper and Paul Bonderson and 50,000 shares for Bradley Sparks) for services provided on the Board of Directors of the Company during 2011. The shares were issued under the 2011 Stock Incentive Plan.

On April 1, 2011, the Company entered into an Investor Banking Agreement with National Securities Corporation for investment banking services. On March 12, 2012, the Company issued warrants for up to 204,000, 366,000 and 30,000 shares of common stock to National Securities Corporation, Steven Freifeld and Vince Calicchia, respectively. The warrants are exercisable at $.10 per share and expire March 11, 2015.

On April 2, 2012, the Company filed a Registration Statement on Form S-1 for 7,600,000 shares of common stock. The Registration Statement primarily registered shares for Ascendiant, Coventry Capital LLC and National Securities Corporation and affiliates and was declared effective by the SEC on April 18, 2012.

On May 16, 2012 the Company issued 150,000 shares of restricted common stock to Manna Advisory Services, LLC for investor relation services. The shares were valued at $0.10 per share. The shares do not have registration rights.

On May 31, 2012, the Company executed a Stock Purchase Agreement with Sumitomo Precision Products Co., Ltd. whereby Sumitomo invested $2,250,000 in exchange for 17,307,693 shares of restricted common shares priced at $0.13 per share that was funded on June 21, 2012. The shares do not have registration rights.

On July 31, 2012, the Company closed the acquisition of the environmental field of use for our Spectral Pattern Matching technology from Javelin LLC. The Company acquired the Visualant related assets of Javelin for (i) 1,250,000 shares of our common stock at closing valued at thirteen ($0.13) per share, the price during the negotiation of this agreement; and (ii)  $100,000, with $20,000 payable at closing and $80,000 to be paid in four equal installments over a period of eight months (paid).

On September 6, 2012, the Company signed a Settlement and Release Agreement or Sparks Agreement with Mr. Sparks, the former CEO and Director and a cousin of Ronald Erickson. The Sparks Agreement required (i) payment of $50,750 (paid) and issuance of 513,696 shares of our common stock for full payment on a note and related accrued interest of $66,780; (ii) payment of $39,635 to Mr. Sparks for a note, accrued interest and other liabilities (paid); and (iii) issuance of 4,000,000 restricted shares of our common stock to Mr. Spark for unpaid compensation in the amount of $721,333. The above is full settlement of all outstanding liabilities due to Mr. Sparks.

On September 18, 2012 the Company issued 500,000 shares of restricted common stock to NVPR, LLC for public relation services. The shares were valued at $0.13 per share. The shares do not have registration rights.

On September 28, 2012 the Company issued 250,000 shares of restricted common stock to Clayton McKeekin for investor relation services. The shares were valued at $0.13 per share. The shares do not have registration rights.

As of September 30, 2012, 7,036,975 shares of our common stock have been issued to Gemini upon conversion of $300,000 of the convertible debentures and interest of $20,780 at an average of $0.05 per share. The convertible debenture had a variable conversion price that was based upon the Company’s stock price during the 20 trading days prior to the conversion date.

As of September 30, 2012, 3,373,425 shares of our common stock have been issued to Ascendiant upon conversion of $150,000 of the convertible debentures and interest of $18,671 at an average of $0.05 per share. The convertible debenture had a variable conversion price that was based upon the Company’s stock price during the 20 trading days prior to the conversion date.

On June 17, 2011, the Company entered into a Securities Purchase Agreement with Ascendiant Capital Partners LLC, pursuant to which Ascendiant agreed to purchase up to $3,000,000 worth of shares of our common stock from time to time over a 24-month period, provided that certain conditions were met. The financing arrangement entered into by the Company and Ascendiant is commonly referred to as an “equity line of credit” or an “equity drawdown facility.”

As of September 30, 2012, the Company issued to Ascendiant 5,365,884 shares for $383,141 or $.071 per share under the Securities Purchase Agreement dated June 17, 2011.  In addition, the Company issued to Ascendiant during 2011 a total of 1,490,943 shares for $193,370 or $.131 per share under the Securities Purchase Agreement for commitment and legal fees.

The Company had the following equity transactions during the year ended September 30, 2013:

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

On June 17, 2011, the Company entered into a Securities Purchase Agreement with Ascendiant Capital Partners LLC or Ascendiant, pursuant to which Ascendiant agreed to purchase up to $3,000,000 worth of shares of our common stock from time to time over a 24-month period, provided that certain conditions were met. The financing arrangement entered into by the Company and Ascendiant is commonly referred to as an “equity line of credit” or an “equity drawdown facility.”

As of October 17, 2012, the Company issued to Ascendiant 6,358,933 shares for $483,141 or $.076 per share under the Securities Purchase Agreement dated June 17, 2011.  In addition, the Company issued to Ascendiant during 2011 a total of 1,490,943 shares for $193,370 or $.131 per share under the Securities Purchase Agreement for commitment and legal fees.

On October 26, 2012, the Company issued 150,000 shares of restricted common stock to Manna Advisory Services, LLC for investor relation services. The shares were valued at $0.13 per share. The Company expensed $19,500 during the nine months ended June 30, 2013. The shares do not have registration rights.

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

On February 11, 2013, the Company entered into a Consulting Services Agreement with Integrated Consulting Services for strategic advice on our product roadmap. We issued a warrant for the purchase of 250,000 shares of our common stock.  The warrants are exercisable at $.13 per share and expire February 10, 2016. The Company valued the warrant at $0.10 per share and expensed $25,000 during the year ended September 30, 2013. Pursuant to the Consulting Services Agreement, the Company issued an additional warrant for the purchase of 250,000 shares of our common stock on August 12, 2013. The warrants are exercisable at $.13 per share and expire August 10, 2016. The Company valued the warrant at $0.0444 per share and expensed $11,100 during the year ended September 30, 2013. The warrants do not have piggyback registration rights.

On February 13, 2013, the Company issued 150,000 shares of restricted common stock to Manna Advisory Services, LLC, for investor relation services. The shares were valued at $0.10 per share. The Company expensed $15,000 during the year ended September 30, 2013.The shares do not have registration rights.

On February 13, 2013, the Company issued 150,000 shares of restricted common stock to David Markowski for services related to the acquisition of TransTech. The shares were valued at $0.10 per share. The Company expensed $15,000 during the year ended ended September 30, 2013. The shares do not have registration rights.

On February 13, 2013, the Company issued 2,000,000 shares of restricted common stock to two employees (1,200,000 shares for Ronald Erickson our Chief Executive Officer and 200,000 for Mark Scott, our Chief Financial Officer) and two directors (400,000 shares for Marco Hegyi and 200,000 shares for Jon Pepper) for services during 2012. The shares were valued at $0.10 per share. The Company expensed $200,000 during the year ended September 30, 2013. The shares do not have registration rights.

On March 1, 2013, the Company issued 50,000 shares of restricted common stock to Manna Advisory Services, LLC, for investor relation services. The shares were valued at $0.10 per share. The Company expensed $5,000 during the year ended September 30, 2013. The shares do not have registration rights.

On April 26, 2013, Ascendiant was issued a total of 4,565,068 shares of common stock as a result of Ascendiant’s cashless exercise of a warrant.  The warrant had an adjustable exercise price based on the Company’s stock price during the 3 trading days prior to the time of exercise as well as for any subsequent sales of stock or stock equivalents at an effective price less than the then exercise price of the warrant.  On January 23, 2013, the Company agreed to repurchase the Ascendiant Warrant for a purchase price of $300,000, payment of which was due by March 31, 2013; however, the Company did not complete that purchase, thereby enabling Ascendiant to exercise the Ascendiant Warrant on April 26, 2013.

The Company entered into an Option Agreement with Ascendiant dated April 26, 2013, pursuant to which the Company had the option to purchase from Ascendiant 4,000,000 shares of our common stock (the “Option Shares”) for an aggregate purchase price of $300,000.  On May 31, 2013, the Company exercised its option to purchase the 4,000,000 Option Shares from Ascendiant and paid to Ascendiant the $300,000 purchase price.  The option was required to be exercised and payment for the shares made on or before May 31, 2013.  On May 31, 2013, the Company exercised our option to purchase 4,000,000 Option Shares from Ascendiant and paid to Ascendiant the $300,000 purchase price.   Ascendiant delivered only 2,284,525 of the 4,000,000 Option Shares purchased by the Company and had failed to deliver the remaining 1,715,475 Option Shares. On June 17, 2013, the Company filed a complaint (the “Complaint”) against Ascendiant Capital Partners, LLC (“Ascendiant”) in the California Superior Court, County of Orange (Case No. 30-2013-00656770-CU-BC-CJC) for breach of contract, seeking damages, specific performance and injunctive relief against Ascendiant. On September 24, 2013, the California Superior Court granted Visualant’s motion, finding that Visualant was likely to prevail on the merits of its claim against Ascendiant.  The Court ordered Ascendiant to deliver 1,715,475 Option Shares to the Company by 4:00PM, September 27, 2013. The delivery occurred on September 27, 2013. The Company expects to pursue its damage claim.

On April 30, 2013, the Company issued 120,000 shares of restricted common stock to David Markowski for services related to the acquisition of TransTech. The shares were valued at $0.10 per share. The Company expensed $12,000 during the year ended September 30, 2013. The shares do not have registration rights.

On June 10, 2013, the Sterling Group forfeited a warrant to purchase 300,000 shares of common stock at $0.20 per share.

On June 10, 2013, the Company entered into a Purchase Agreement, Warrants, and Registration Rights Agreement with Special Situations Technology Funds and forty other accredited investors, pursuant to which we issued 52,300,000 shares of common stock at $0.10 per share for a total of $5,230,000, which amount includes the conversion of $500,000 in outstanding debt of the Company owed to one of its officers.  As part of the transaction, which closed on June 14, 2013, we issued to the investors (i) five year Series A Warrants to purchase a total of 52,300,000 shares of common stock at $0.15 per share; and (ii) five year Series B Warrants to purchase a total of 52,300,000 shares of common stock at $0.20 per share.  In addition, GVC Capital LLC, the placement agent in that transaction, was issued five-year warrants to purchase a total of 5,230,000 shares of common stock at $0.10 per share. The Company has an obligation to issue up to 5,230,000 additional placement agent warrants exercisable at $0.15 per share.  The $0.15 placement agent warrants shall issue only upon the exercise of the Series A Warrants by the Investors, and are issuable ratably based upon the number of Warrants exercised by the Investors.  The Company filed a Registration Statement and Amended Registration Statements on Form S-1 for 162,130,000 shares of common stock and warrants related to these Agreements that was declared effective by the SEC on October 11, 2013.

On September 4, 2013, the Company issued 300,000 shares to the Liolios Group related to public relation services.  The Company expensed $60,000 during the year ended September 30, 2013. The shares have piggyback registration rights. In addition, the Company issued a warrant for 200,000 shares of common stock to Liolios related to public relation services. The warrants vested on September 4, 2013, are exercisable at $.20 per share expire on September 3, 2016. The Company valued the warrant at $0.0444 per share and expensed $8,880 during the year ended September 30, 2013. The warrant has piggyback registration rights.

The issued a warrant to Genesis Select Corporation related to a Strategic Consulting Services Agreement dated September 15, 2013 for 200,000 shares of common stock. The warrants vested on September 15, 2013, are exercisable at $.20 per share and expire on September 14, 2016. The Company valued the warrant at $0.0444 per share and expensed $8,880 during the year ended September 30, 2013. The warrant does not have piggyback registration rights.

The Company issued a warrant to Jason Eichenholz on September 18, 2013 related to a Technical Advisor Agreement dated July 18, 2013 for 500,000 shares of common stock. The warrants vested on September 18, 2013, are exercisable at $.20 per share and expire on September 17, 2016. The Company valued the warrant at $0.0444 per share and expensed $22,220 during the year ended September 30, 2013. The warrant does not have piggyback registration rights.

A summary of the warrants issued as of September 30, 2013 were as follows:

	September 30, 2013
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	3,369,050	$0.307
Issued	111,230,000	0.171
Exercised	-	-
Forfeited	(300,000)	(0.200)
Expired	(792,000)	(0.500)
Outstanding at end of period	113,507,050	$0.173
Exerciseable at end of period	113,507,050

A summary of the status of the warrants outstanding as of September 30, 2013 is presented below:

	September 30, 2013
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
6,330,000	4.14	$0.10-013	6,330,000	$0.10-013
52,300,000	4.63	0.150	52,300,000	0.150
53,200,000	4.60	0.200	53,200,000	0.200
1,059,073	0.37	0.20-0.29	1,059,073	0.20-0.29
117,977	0.55	0.30-0.39	117,977	0.30-0.39
500,000	0.38	0.40-0.49	500,000	0.40-0.49
113,507,050	4.49	$0.173	113,507,050	$0.173

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the year ended September 30, 2013 were as follows:

Dividend yield	0%
Expected life	3
Expected volatility	143%
Risk free interest rate	2%

At September 30, 2013, vested warrants totaling 113,507,050 shares had an aggregate intrinsic value of $0.

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

Stock Option Activity

On November 9, 2011, Bradley E. Sparks, a former Director, forfeited a grant to purchase 1,000,000 shares of common stock at $0.75 per share.

On November 29, 2011, Jeff Kruse and Steve Waddle, employees of TransTech, were each granted an option to purchase 100,000 shares of common stock valued at $0.12 per share. The grants vest quarterly over three years and expire on November 28, 2014.

On February 15, 2012, Marco Hegyi forfeited a grant to purchase 2,000,000 shares of common stock at $0.50 per share.

On February 24, 2012, the Company issued 400,000 shares of common stock valued at $.08 per share to five directors (100,000 shares for Yoshitami Arai and Dr. Masahiro Kawahata, 75,000 shares for Jon Pepper and Paul Bonderson and 50,000 shares for Bradley Sparks) for services provided on the Board of Directors of the Company during 2011. The shares were issued under the 2011 Stock Incentive Plan.

On February 24, 2012, Marco Hegyi, our Chairman of the Board, was granted an option to purchase 1,900,000 shares of common stock valued at $0.10 per share. The grant vests 750,000 shares on February 24, 2012 and 250,000 shares per quarter. The grant vests upon a change in control and expires February 23, 2022.

On May 11, 2012, the Company issued a stock option grant for 100,000 shares of common stock to Lance Gima, a consultant for the development of forensic applications for our technology valued at $0.15 per share. The stock option grant vested immediately.

On May 11, 2012, Lance Gima, a consultant for the development of forensic applications for our technology, forfeited a stock option grant for 100,000 shares of common stock at $0.15 per share.

On September 19, 2012, Lynn Felsigner, an employee, forfeited a stock option grant for 100,000 shares of common stock at $0.18 per share.

Stock option grants totaling 5,100,000 shares of common stock valued at $0.13 per share have been made to three directors and four employees (Ron Erickson- 1,000,000 shares vesting June 6, 2013, Yoshitami Arai- 500,000 shares that vested immediately, Masahiro Kawahata- 500,000 shares that vested immediately, Mark Scott- 1,000,000 shares that vested on June 6, 2013, Richard Mander- 1,000,000 shares that vest quarterly from June 26, 2012 and Todd M. Sames- 1,000,000 shares that vest quarterly over three years from September 5, 2012 and Derek Jensen- 100,000 shares that vest quarterly from October 22, 2012) for services provided during 2012. These options were authorized for issuance under the 2011 Stock Incentive Plan and were effective March 21, 2013, when the Company was authorized to issue options up to 14,000,000 shares under the 2011 Stock Incentive Plan at the Annual Stockholder Meeting.

On August 27, 2013, the Company issued a stock option grant for 500,000 shares of common stock to Richard Mander, an employee, valued at $0.10 per share. The stock grant vests quarterly over three years.

On August 27, 2013, the Company issued stock option grants for 1,230,000 shares of common stock to twelve employees of TransTech valued at $0.10 per share. The stock grant vests quarterly over three years.

On March 31, 2013, Mr. Costello, an employee of TransTech, forfeited a stock option grant for 15,000 shares of common stock at $0.24 per share.

There are currently 12,735,000 options to purchase common stock at an average exercise price of $0.126 per share outstanding at September 30, 2013 under the 2011 Stock Incentive Plan. The Company recorded $250,013 and $266,172 of compensation expense, net of related tax effects, relative to stock options for the year ended September 30, 2013 and 2012 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of September 30, 2013, there is approximately $372,771 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 6.1 years.

Stock option activity for the year ended September 30, 2013 and 2012 was as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2011	6,920,000	$0.296	$2,050,800
Granted	2,200,000	0.104	229,000
Exercised	-	-	-
Forfeitures	(3,200,000)	0.470	(1,503,000)
Outstanding as of September 30, 2012	5,920,000	0.131	776,800
Granted	6,830,000	0.122	836,000
Exercised	-	-	-
Forfeitures	(15,000)	0.240	(3,600)
Outstanding as of September 30, 2013	12,735,000	$0.126	$1,609,200

The following table summarizes information about stock options outstanding and exercisable at September 30, 2013:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
0.090	500,000	6.25 years	$0.090	375,000	$0.090
0.100	3,630,000	6.53 years	0.100	1,948,055	0.100
0.120	200,000	.75 years	0.120	116,666	0.120
0.130	5,100,000	6.18 years	0.130	3,808,334	0.130
0.150	3,100,000	6.29 years	0.150	3,100,000	0.150
0.240	205,000	1.75 years	0.240	187,917	0.240
	12,735,000	6.10 years	$0.126	9,535,972	$0.136

There is no aggregate intrinsic value of the exercisable options as of September 30, 2013.

16.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with James Gingo

The Company acquired a 100% interest in TransTech by issuing a Promissory Note or Note on June 8, 2010 to James Gingo, the President of TransTech, in the amount of $2,300,000, plus interest at the rate of three and one-half percent per annum from the date of the Note. The Note was secured by a security interest in the stock and assets of TransTech. The Company paid the final note payment of $1,000,000 and interest of $30,397 on June 12, 2013. Mr. Gingo’s Employment Agreement expired June 8, 2013.  He resigned from the Board of Directors effective June 21, 2013, and is no longer employed by the Company or TransTech. Prior to June 21, 2013, Mr. Gingo guaranteed the Secured Credit Facility with BFI Finance Corp. The Company recorded accrued expenses- related parties of $0 and $5,849 for accrued interest as of September 30, 2013 and 2012, respectively.

TransTech is located at 12142 NE Sky Lane, Suite 130, Aurora, OR 97002. TransTech leases a total of approximately 9,750 square feet of office and warehouse space for its administrative offices, product inventory and shipping operations, at a monthly rental of $4,292. The lease was extended from March 2011 for an additional five year term at a monthly rental of $4,751. There are two additional five year renewals with a set accelerating increase of 10% per 5 year term.  The original lease dated in 2006 predated our acquisition of TransTech Systems on June 8, 2010. However, Mr. James Gingo was a member in G & L Business Group LLC, the lessor for this lease. On February 28, 2009, the members in the 2006 lease dissolved the G & L Business Group LLC and TransTech Systems leased the property directly from Little Properties LLC, an entity in which Mr. Gingo has no current ownership interest.

Related Party Transactions with Ronald P. Erickson

An affiliate of Mr. Erickson, our Chief Executive Officer, Juliz I Limited Partnership, loaned the Company operating funds during fiscal 2009.  The Demand Notes totaled $34,630 and accrued interest at 8% per annum. The Company paid the Demand Notes plus accrued interest of $9,708 during the year ended September 30, 2012.

Additionally, Mr. Erickson incurred expenses on behalf of the Company for a total of $24,322 during the 2009 fiscal year.  The balance was converted into a Demand Note as of September 30, 2009 and accrued interest at 8% per annum. The Company paid the Demand Note plus accrued interest of $5,294 during the year ended September 30, 2012.

The Company recorded accounts payable- related parties as of $0 and $73,600 for payroll or expenses as of September 30, 2013 and September 30, 2012, respectively.

Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest have made advances and loans to the Company in the total principal amount of $960,000 on or before the date hereof at an average annual interest rate of 4.2%. In addition, Mr. Erickson and/or entities in which Mr. Erickson has a beneficial interest also have unreimbursed 2013 expenses and unpaid salary and interest from 2013 on the outstanding principal amount of the Loans totaling approximately $65,000 as of June 14, 2013. Mr. Erickson and related entities converted $500,000 of the advances and loans as part of the PPM which closed June 14, 2013. The remaining amounts were paid to Mr. Erickson and related entities prior to June 30, 2013.

On January 10, 2014, Mr. Erickson and/or entities in which Mr. Erickson has a beneficial interest have made advances and loans to the Company in the total principal amount of $200,000 at an average annual interest rate of 3.0%. The loan is due March 31, 2014.

Related Party Transaction with Mark Scott

Mr. Mark Scott, our Chief Financial Offer, invested $10,000 in the Private Placement which closed June 14, 2013.

Related Party Transactions with Bradley Sparks

On November 12, 2009, Mr. Sparks resigned as our Chief Executive Officer and President.  He held these positions since November 2006.  Mr. Sparks accrued, but was not paid, compensation of $20,000 per month. In addition, Mr. Sparks entered into (i) a demand note dated February 27, 2007 for $50,000 plus loan fees of $750.  Interest accrued on the note at a rate of 18% per annum, with a penalty interest rate of 30%; and (ii) a demand note dated September 30, 2009 for $22,478. Interest accrued at 8% per annum, with a default interest rate of 12%.

On September 6, 2012, Mr. Sparks resigned from the Board of Directors. In addition, we signed a Settlement and Release Agreement or Sparks Agreement with Mr. Sparks, The Sparks Agreement required (i) payment of $50,750 (paid) and issuance of 513,696 shares of our common stock for full payment on a note and related accrued interest of $66,780; (ii) payment of $39,635 to Mr. Sparks for a note, accrued interest and other unpaid expenses (paid); and (iii) issuance of 4,000,000 restricted shares of our common stock to Mr. Spark for unpaid compensation in the amount of $721,333. The above is in full settlement of all outstanding liabilities due to Mr. Sparks.

Mr. Sparks is the cousin of Ronald Erickson, our Chief Executive Officer.

Related Party Transactions with Dr. Masahiro Kawahata and Yoshitami Arai

The Company paid $195,000 for fees to Dr. Kawahata and Mr. Arai, two former Directors, as a finder fee for their services in closing the Sumitomo transactions. The Company paid $60,000 on June 25, 2012 and $135,000 on July 25, 2012. On December 28, 2012, the Board of Directors ratified the resignation of Dr. Masahiro Kawahata as an independent director effective as of November 30, 2012.  On December 28, 2012, the Board ratified the resignation of Yoshitami Arai as an independent director effective as of December 26, 2012.

17.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company that are expected to have a material adverse effect on its cash flows, financial condition or results of operations.

The Company entered into an Option Agreement with Ascendiant dated April 26, 2013, pursuant to which we had the option to purchase from Ascendiant 4,000,000 shares of our common stock (the “Option Shares”) for an aggregate purchase price of $300,000.  On May 31, 2013, the Company exercised its option to purchase the 4,000,000 Option Shares from Ascendiant and paid to Ascendiant the $300,000 purchase price.  The option was required to be exercised and payment for the shares made on or before May 31, 2013.  On May 31, 2013, the Company exercised our option to purchase 4,000,000 Option Shares from Ascendiant and paid to Ascendiant the $300,000 purchase price.   Ascendiant delivered only 2,284,525 of the 4,000,000 Option Shares purchased by the Company and had failed to deliver the remaining 1,715,475 Option Shares. On June 17, 2013, the Company filed a complaint (the “Complaint”) against Ascendiant Capital Partners, LLC (“Ascendiant”) in the California Superior Court, County of Orange (Case No. 30-2013-00656770-CU-BC-CJC) for breach of contract, seeking damages, specific performance and injunctive relief against Ascendiant. On September 24, 2013, the California Superior Court granted Visualant’s motion, finding that Visualant was likely to prevail on the merits of its claim against Ascendiant.  The Court ordered Ascendiant to deliver 1,715,475 Option Shares to the Company by 4:00PM, September 27, 2013. The delivery occurred on September 27, 2013. The Company expects to pursue its damage claim.

EMPLOYMENT AGREEMENTS

Mr. Erickson, Mr. Scott and other named executive officers of Visualant do not have employment agreements.

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment.

Corporate Offices

The Company’s executive office is located at 500 Union Street, Suite 420, Seattle, Washington, USA, 98101. On August 1, 2012, we entered into a lease which expires August 31, 2014. The monthly lease rate was $1,944 for the year ending August 31, 2013 and $2,028 for the year ending August 31, 2014. On June 14, 2013, the Company amended the lease and added Suite 450, increasing its monthly payment to $3,978 through August 31, 2013, $4,057 from September 1, 2013 to May 31, 2014 and $4,140 from June 1, 2014 through August 31, 2014.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended September 30,	Total
2014	$93,608
2015	65,292
2016	23,755
2017	-
2018	-
Beyond	-
Total	$182,655

18.	INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Pretax losses arising from United States operations were approximately $6,200,000 for the year ended September 30, 2013.

Pretax losses arising from United States operations were approximately $2,700,000 for the year ended September 30, 2012.

The Company has net operating loss carryforwards of approximately $18,000,000, which expire in 2020-2032. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $6,200,000 and $4,100,000 was established as of September 30, 2013 and 2012 respectively. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

For the year ended September 30, 2013, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and warrants issued for services.

The principal components of the Company’s deferred tax assets at September 30, 2013 are as follows:

	2013	2012
U.S. operations loss carry forward at statutory rate of 34%	$(6,154,986)	$(4,137,426)
Non-U.S. operations loss carry forward at statutory rate of 20.5%	0	-
Total	(6,154,986)	(4,137,426)
Less Valuation Allowance	6,154,986	4,137,426
Net Deferred Tax Assets	-	-
Change in Valuation allowance	$6,154,986	$4,137,426

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the period ended September 30, 2013 and 2012 is as follows:

	2013	2012
Federal Statutory Rate	-34.0%	-34.0%
Increase in Income Taxes Resulting from:
Change in Valuation allowance	34.0%	34.0%
Effective Tax Rate	0.0%	0.0%

19.	SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued.

Services and License Agreement Invention Development Management Company, L.L.C.

On November 11, 2013, the Company entered into a Services and License Agreement with Invention Development Management Company, L.L.C., a Delaware limited liability company. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors, partners with pioneering companies and invests both expertise and capital in the process of invention.

The Agreement requires IDMC to identify and engage investors to develop new applications of the Company’s ChromaID™ development kits, present the developments to the Company for approval, and file patent applications to protect the developments. IDMC is responsible for the development and patent costs. The Company is providing the development kits to IDMC at no cost and is providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property he Company has agreed to delay the selling of the ChromaID development kits for 140 days except for certain select accounts. The Company will continue its business development efforts during this period and will work with IDMC and their global business development services to secure potential customers and licensees for its technology.

The Company receives a worldwide, nontransferable, exclusive license to the licensed IP developed under this Agreement, during the term of the Agreement, and solely within the identification, authentication and diagnostics field of use, to (a) make, have made, use, import, sell and offer for sale products and services; (b) make improvements; and (c) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

The Company receives a nonexclusive and nontransferrable option to acquire a worldwide, nontransferrable, nonexclusive license to the useful IP held by IDMC within the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer to sell products and services and (b) grant sublicenses to any and all of the foregoing rights. The option to acquire this license may be exercised for up to two years from the effective date of the Agreement.

IDMC may provide global business development services to the Company, including present Visualant IP and any licensed IP, if applicable, to potential customers, licensees, and distributors in markets or geographies not being pursued by Visualant. Also, IDMC may introduce Visualant to a potential customer, licensee, or distributor for the purpose of identifying and closing a license, sale, or distribution deal or other monetization event.

Visualant grants to IDMC a nonexclusive, worldwide, fully paid up, nontransferable, sublicenseable, perpetual license to the Visualant IP, solely outside the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer for sale products and services and (b) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

Visualant grants to IDMC a nonexclusive, worldwide, fully paid up, royalty-free, nontransferable, nonsublicenseable, perpetual license to access and use Visualant Technology solely for the purpose of marketing sublicenses to the Visualant IP to third parties.

As consideration for the exclusive IP license and application development services, Visualant has issued to IDMC a warrant to purchase up to 14,575,286 shares of common stock at twenty cents ($0.20) per share pursuant to the Warrant to Purchase Common Stock. The Warrant expires November 10, 2018 and the per share price is subject to adjustment.

The Company has agreed to pay IDMC a percentage of license revenue for the global development business services and a percentage of revenue received from any IDMC introduced company. The Company has also agreed to pay IDMC a royalty when Visualant receives royalty product revenue from an IDMC introduced company.

IDMC has agreed to pay Visualant a license fee for the nonexclusive license of the Visualant IP.

The term of the exclusive IP license and the nonexclusive IP license commences on the effective date of November 11, 2013, and terminates when all claims of the patents expire or are held in valid or unenforceable by a court of competent jurisdiction from which no appeal can be taken.

The term of the Agreement commences on the effective date until either party terminates the Agreement at any time following the fifth anniversary of the effective date by providing at least ninety days’ prior written notice to the other party.

Extension of Secured Credit Facility with BFI Finance Corp.

The Company finances its TransTech operations from operations and a Secured Credit Facility with BFI Finance Corp. On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with BFI Business Finance to fund its operations.   On December 12, 2013, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%), plus 2.5%. The credit facility includes accounts receivable borrowing based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including all assets of Visualant. Visualant believes any default would be satisfied by the assets of TransTech. Availability under this Secured Credit ranges from $0 to $100,000 ($60,000 currently) on a daily basis. The remaining balance on the accounts receivable line (currently $534,000) must be repaid by the time the secured credit facility expires on June 11, 2014, or the Company renews by automatic extension for the next successive 6 month term.

Loan from Mr. Erickson

On January 10, 2014, Mr. Erickson and/or entities in which Mr. Erickson has a beneficial interest have made advances and loans to us in the total principal amount of $200,000 at an average annual interest rate of 3.0%. The loan is due March 31, 2014.

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

The effectiveness of our internal control over financial reporting as of September 30, 2013 has not been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm.

/s/ Ronald P. Erickson	/s/ Mark Scott
Ronald P. Erickson	Mark Scott
Chief Executive Officer	Chief Financial Officer

Seattle, WA
January 13, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Visualant, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INC.

Date: January 13, 2014	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Ronald P. Erickson	Chief Executive Officer, President and Director	January 13, 2014
Ronald P. Erickson	(Principal Executive Officer)

/s/ Mark Scott	Chief Financial Officer and Secretary	January 13, 2014
Mark Scott	(Principal Financial/Accounting Officer)

/s/ Marco Hegyi	Chairman of the Board, Independent Director	January 13, 2014
Marco Hegyi

/s/ Jon Pepper	Independent Director	January 13, 2014
Jon Pepper

/s/ Ichiro Takesako	Management Director	January 13, 2014
Ichiro Takesako