Form 10-K/A
period 2013-09-30
VISUALANT INC
filed 2014-01-24
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment 1

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

Explanatory Paragraph
This report on Form 10K/A filed on January 24, 2013 includes revised Part I and III disclosures related to a warrant and changes in the ages of two directors. There were no other changes to the Form 10K that was filed with the SEC on January 13, 2014.

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

In addition, as of January 24, 2014, there are also options outstanding for the purchase of 12.7 million common shares at a $0.126 average strike price, and warrants for the purchase of 128.1 million common shares at a $0.176 average exercise price.

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
			75.1%

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is $.001 par value, 500,000,000 shares authorized and as of October 10, 2013, we had 165,263,674 issued and outstanding, held by 140 shareholders of record. The number of stockholders, including beneficial owners holding shares through nominee names is approximately 1,375. Each share of Common Stock entitles its holder to one vote on each matter submitted to the shareholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.  As of January 13, 2014, we had 128,072,223 shares of common stock reserved for issuance upon exercise of outstanding warrants.

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

FINANCING ACTIVITIES

Net cash provided by financing activities for the year ended September 30, 2013 was $3,121,000. This amount was primarily related to net proceeds the issuance of common stock of $4,852,000, proceeds from the line of credit of $309,000, offset by repayment of debt of $2,028,000.

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

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30 , 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or hire are as follows:

Name	Age	Positions and Offices Held	Since

Directors-
Ronald P. Erickson	70	Chief Executive Officer and President, Management Director	April 24, 2003

Jon Pepper	62	Independent Director	April 19, 2006

Marco Hegyi	56	Chairman of the Board, Independent Director	February 14, 2008

Ichiro Takesako	54	Management Director	December 28, 2012

Executive Officers-
Mark Scott	60	Chief Financial Officer and Secretary	May 1, 2010

Richard Mander, Ph.D.	53	Vice President, Product Management and Technology	June 26, 2012

Todd Martin Sames	59	Vice President of Business Development	September 5, 2012

Jeffrey Kruse	55	President of TransTech Systems, Inc.	July 17, 2013

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

	Shares Beneficially Owned
	Number	Percentage
Greater Than 5% Ownership

Ronald P. Erickson (1)	27,328,373	15.2%
500 Union Street , Suite 420
Seattle, WA 98101

Sumitomo Precision Products Co., Ltd./ Ichiro Takesako (2)	17,307,693	10.5%
1-10 Fuso-cho
Amagasaki
Hyogo 660-0891 Japan

Special Situations Technology Funds, L.P./ Adam Stettner (3)	47,700,000	24.2%
527 Madison Avenue
Suite 2600
New York, NY 10022

Invention Development Management Company, L.L.C.	14,575,286	8.1%
3150 139th Ave. SE, Building 4
Bellevue, WA 98005 USA

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

(4)           Reflects a warrant to purchase common stock totaling 14,575,286 shares granted to Invention Development Management, L.L.C.

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

10.36
Form of Placement Agent Warrant by and between Visualant, Inc. and placement agents. Filed as an Exhibit to  the Company’s Amended Registration Statement on Form S-1 dated and filed October 7, 2013, and incorporated  by reference.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.  Furnished as an exhibit to the Company’s Form 10-K filed with the SEC on January 13, 2014, and incorporated by reference.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at September 30 , 2013 and 2012 based upon the short-term nature of the assets and liabilities.

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
January 24 , 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Visualant, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INC.

Date: January 24 , 2014	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Ronald P. Erickson	Chief Executive Officer, President and Director	January 24 , 2014
Ronald P. Erickson	(Principal Executive Officer)

/s/ Mark Scott	Chief Financial Officer and Secretary	January 24 , 2014
Mark Scott	(Principal Financial/Accounting Officer)

/s/ Marco Hegyi	Chairman of the Board, Independent Director	January 24 , 2014
Marco Hegyi

/s/ Jon Pepper	Independent Director	January 24 , 2014
Jon Pepper

/s/ Ichiro Takesako	Management Director	January 24 , 2014
Ichiro Takesako