Form 10-Q
period 2013-12-31
VISUALANT INC
filed 2014-02-13
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of February 13, 2014: 165,263,674  shares

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	September 30, 2013
ASSETS		(audited)

CURRENT ASSETS:
Cash and cash equivalents	$51,553	$747,129
Accounts receivable, net of allowance of $40,750 and $40,750, respectively	602,965	1,007,074
Prepaid expenses	42,605	56,531
Inventories	510,069	600,790
Refundable tax assets	30,950	29,773
Total current assets	1,238,142	2,441,297

EQUIPMENT, NET	413,846	427,215

OTHER ASSETS
Intangible assets, net	686,074	770,882
Goodwill	983,645	983,645
Other assets	6,161	6,161

TOTAL ASSETS	$3,327,868	$4,629,200

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$2,120,691	$2,301,149
Accounts payable - related parties	40,783	66,025
Accrued expenses	59,369	80,926
Accrued expenses - related parties	68,538	-
Deferred revenue	201,130	-
Derivative liability - warrants	4,171,135	4,184,000
Notes payable - current portion of long term debt	244,965	753,129
Total current liabilities	6,906,611	7,385,229

LONG TERM LIABILITIES:
Long term debt	1,276	1,894

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.001 par value, 500,000,000 shares authorized, 165,263,674
and 165,263,674 shares issued and outstanding at 12/31/13 and 9/30/13, respectively	165,264	165,264
Additional paid in capital	17,589,071	17,565,568
Accumulated deficit	(21,399,592)	(20,537,825)
Total stockholders' deficit	(3,645,257)	(2,806,993)
Noncontrolling interest	65,238	49,070

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,327,868	$4,629,200

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,
	December 31, 2013	December 31, 2012

REVENUE	$1,877,089	$2,055,363
COST OF SALES	1,571,021	1,521,968
GROSS PROFIT	306,068	533,395
RESEARCH AND DEVELOPMENT EXPENSES	312,987	166,379
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	842,496	1,050,444
OPERATING LOSS	(849,415)	(683,428)

OTHER INCOME (EXPENSE):
Interest expense	(17,948)	(40,265)
Other income	7,722	12,870
Gain on change - derivative liability warrants	12,865	-
Total other income (expense)	2,639	(27,395)

LOSS BEFORE INCOME TAXES	(846,776)	(710,823)

Income taxes - current benefit	(1,177)	(9,887)

NET LOSS	(845,599)	(700,936)

NONCONTROLLING INTEREST	16,168	6,683

NET (LOSS) ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES COMMON SHAREHOLDERS	$(861,767)	$(707,619)

Basic and diluted income (loss) per common share attributable to Visualant, Inc. and subsidiaries common shareholders-
Basic and diluted income (loss) per share	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding- basic and diluted	165,263,674	93,401,103

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,
	December 31, 2013	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(845,599)	$(700,936)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation and amortization	97,688	102,080
Issuance of capital stock for services and expenses	-	19,500
Issuance of capital stock for accrued liabilities	-	14,602
Stock based compensation	23,503	16,014
Gain on sale of assets	(1,111)	(7,056)
Gain on change - derivative liability warrants	(12,865)	-
Provision for losses on accounts receivable	-	310
Changes in operating assets and liabilities:
Accounts receivable	404,109	265,599
Prepaid expenses	13,926	71,784
Inventory	90,721	(366,116)
Accounts payable - trade and accrued expenses	(158,719)	255,653
Deferred revenue	201,130	(250,000)
Income tax receivable	(1,177)	19,429
CASH (USED IN) OPERATING ACTIVITIES	(188,394)	(559,137)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(10,469)
Proceeds from sale of equipment	1,600	7,849
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	1,600	(2,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	(507,670)	(50,694)
Repayment of debt	-	(30,000)
Proceeds from the issuance of common stock	-	99,972
Repayments of capital leases	(1,112)	(3,292)
Change in noncontrolling interest	-	6,683
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(508,782)	22,669

NET INCREASE IN CASH AND CASH EQUIVALENTS	(695,576)	(539,088)

CASH AND CASH EQUIVALENTS, beginning of period	747,129	1,141,165

CASH AND CASH EQUIVALENTS, end of period	$51,553	$602,077

Supplemental disclosures of cash flow information:
Interest paid	$12,525	$14,470
Taxes paid	$-	$-

Non-cash investing and financing activities:
Debenture converted to common stock	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Visualant, Inc. (the “Company” or “Visualant”) was incorporated under the laws of the State of Nevada on October 8, 1998 and currently has authorized common stock of 500,000,000 shares at $0.001 par value. On September 13, 2002, 50,000,000 shares of preferred stock with a par value of $0.001 were authorized by the shareholders.  There are no preferred shares issued and the terms have not been determined. The Company’s executive offices are located in Seattle, Washington.

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

The Company’s first product, the ChromaID F12 Lab Kit, scans and identifies solid surfaces. The Company is marketing this product to customers who are considering licensing the technology. Target markets include, but are not limited to, plastic packing, semiconductors, pharmaceutical equipment manufacturers, medical waste, commercial paint manufacturers, process control companies, currency paper and ink manufacturers, security card, reader, and scanner manufacturers, food processing, and electronic gaming.

Through our wholly owned subsidiary, TransTech Systems, Inc., based in Aurora, Oregon, the Company provides value added security and authentication solutions to corporate and government security and law enforcement markets throughout the United States.

On November 11, 2013, the Company entered into a Services and License Agreement with Invention Development Management Company (“IDMC”), L.L.C., a Delaware limited liability company. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors, partners with pioneering companies and invests both expertise and capital in the process of invention. The Company shipped twenty ChromaID F12 Lab Kits inventors in the IDMC network during December 2013.

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

The Company’s Joint Development Agreement with Sumitomo Precision Products Co., Ltd., which focuses on the commercialization of the ChromaID™ technology expired December 31, 2013. The parties are currently defining their future commercial relationship. The Company has an License Agreement providing SPP with an exclusive license of the ChromaID™ technology in identified Asian territories. SPP is publicly traded in Japan and has operations in Japan, United States, China, United Kingdom, Canada and other parts of the world.

To date, the Company been issued six patents by the United States Office of Patents and Trademarks.  See page 19 for more detailed information regarding the Company’s patents and business.

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

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2013, our accumulated deficit was $21,399,592.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, our Chief Executive Officer. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2013 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

INVENTORIES - Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $10,000 reserve for impaired inventory as of December 31, 2013 and September 30, 2013.

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

Derivative Instruments – Warrants with the June 2013 Private Placement

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2013

Liabilities:
Derivative Instruments - Warrants	$-	$3,661,000	$-	$3,661,000

Total	$-	$3,661,000	$-	$3,661,000

Liabilities measured at fair value on a recurring basis are summarized as follows:

December 31, 2013
Market price and estimated fair value of common stock:	$0.090
Exercise price	$0.15-0.20
Expected term (years)	3-5 years
Divident yield	-
Expected volatility	90%
Risk-free interest rate	0.7%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The Company issued warrants to 104,600,000 shares of common stock in connection with the June 2013 Private Placement of 52,300,000 shares of common stock.  The strike price of these warrants is $0.15 to $0.20 per share.  These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  These warrants were issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished.

The proceeds from the Private Placement were allocated between the Common Shares and the Warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date at June 14, 2013, resulting in the aggregate amount of $2,494,710 to the Stockholders’ Equity and $2,735,290 to the warrant derivative.  During 2013, the Company recognized $1,448,710 of other expense resulting from the increase in the fair value of the warrant liability at September 30, 2013. During three months ended December 31, 2013, the Company recognized $523,000 of other income resulting from the decrease in the fair value of the warrant liability at December 31, 2013.

Derivative Instruments – Warrant with the November 2013 IDMC Services and License Agreement

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2013

Liabilities:
Derivative Instruments - Warrants	$-	$510,135	$-	$510,135

Total	$-	$510,135	$-	$510,135

Liabilities measured at fair value on a recurring basis are summarized as follows:

December 31, 2013
Market price and estimated fair value of common stock:	0.07
Exercise price	0.20
Expected term (years)	5
Divident yield	-
Expected volatility	166%
Risk-free interest rate	0.70%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The Company issued a warrant to purchase 14,575,286 shares of common stock as consideration for the exclusive IP license and application development services to IDMC signed on November 11, 2013. The warrant price of twenty cents ($0.20) per share expires November 10, 2018 and the per share price is subject to adjustment.  This warrant was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  This warrant was issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished.

During the three months ended December 31, 2013, the Company recognized $510,135 of other expense related to the IDMC warrant.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at December 31, 2013 and September 30, 2013 based upon the short-term nature of the assets and liabilities.

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

INCOME TAXES - Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of December 31, 2013 and September 30, 2013, the Company had refundable tax assets related to TransTech of $30,950 and $29,773, respectively.

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2013, there were options outstanding for the purchase of 12,710,000 common shares, warrants for the purchase of 128,072,223 common shares which could potentially dilute future earnings per share As of December 31, 2012, there were options outstanding for the purchase of 5,920,000 common shares, warrants for the purchase of 3,369,050 common shares, and an undetermined number shares of common stock related to convertible debt, which could potentially dilute future earnings per share.

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

The Company’s first product, the ChromaID F12 Lab Kit, scans and identifies solid surfaces. The Company is marketing this product to customers who are considering licensing the technology. Target markets include, but are not limited to, plastic packing, semiconductors, pharmaceutical equipment manufacturers, medical waste, commercial paint manufacturers, process control companies, currency paper and ink manufacturers, security card, reader, and scanner manufacturers, food processing, and electronic gaming.

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

Three months ended December 31, 2013- $312,987
Year ended September 30, 2013- $1,169,281
Year ended September 30, 2012-   $176,944

The Company employs two individuals and utilizes contractors at the RATLab LLC and other suppliers for its research and development.

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

The Agreement requires IDMC to identify and engage investors to develop new applications of the Company’s ChromaID™ development kits, present the developments to the Company for approval, and file at least ten (10) patent applications to protect the developments. IDMC is responsible for the development and patent costs. The Company is providing the development kits to IDMC at no cost and is providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property he Company has agreed to delay the selling of the ChromaID development kits for 140 days except for certain select accounts. The Company will continue its business development efforts during this period and will work with IDMC and their global business development services to secure potential customers and licensees for its technology. The Company shipped twenty ChromaID F12 Lab Kits to inventors in the IDMC network during December 2013.

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

The Company granted to IDMC a nonexclusive, worldwide, fully paid up, royalty-free, nontransferable, nonsublicenseable, perpetual license to access and use Visualant Technology solely for the purpose of marketing the aforementioned sublicenses to the Visualant IP to third parties outside the designated fields of use.

The Company issued a warrant to purchase 14,575,286 shares of common stock as consideration for the exclusive IP license and application development services to IDMC signed on November 11, 2013. The warrant price of twenty cents ($0.20) per share expires November 10, 2018 and the per share price is subject to adjustment.

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

On May 31, 2012, the Company entered into a Joint Research and Product Development Agreement with Sumitomo, a publicly-traded Japanese corporation, for the commercialization of our ChromaID™ technology.   On March 29, 2013, the Company entered into an Amendment to Joint Research and Product Development Agreement or Amended Agreement with Sumitomo. The Amended Agreement extended the Joint Development Agreement from March 31, 2013 to December 31, 2013.   The extension provided for continuing work between Sumitomo and Visualant focused upon advancing the ChromaID technology and market research aimed at identifying the most significant markets for the ChromaID technology. The parties have identified a commercial version of the ChromaID scanner as Version 7.  The market research assisted in refining the qualities of Version 7 for the marketplace.  Meanwhile, the current version of the technology, identified as Version 6D, was introduced to the marketplace as a part of our ChromaID F12 Lab Kit during the three months ended December 31, 2013. The Amended Agreement expired December 31, 2013 and the parties are currently defining their future commercial relationship.

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

Accounts receivable were $602,965 and $1,007,074, net of allowance, as of December 31, 2013 and September 30, 2013, respectively. The Company had one customer (13.6%) in excess of 10% of our consolidated revenues for the three months ended December 31, 2013. The Company did not have a customer with accounts receivable in excess of 10% as of December 31, 2013. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

8.	INVENTORIES

Inventories were $510,069 and $600,790 as of December 31, 2013 and September 30, 2013, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $10,000 reserve for impaired inventory as of December 31, 2013 and September 30, 2013.

9.	FIXED ASSETS

Property and equipment as of December 31, 2013 consisted of the following:

	Estimated	December 31, 2013
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$115,772	$87,038	$202,810
Leasehold improvements	5-20 years	603,612	-	603,612
Furniture and fixtures	3-10 years	73,539	101,260	174,799
Software and websites	3- 7 years	63,783	44,849	108,632
Less: accumulated depreciation		(455,618)	(220,389)	(676,007)
		$401,088	$12,758	$413,846

Fixed assets, net of accumulated depreciation, were $413,846 and $427,215 as of December 31, 2013 and September 30, 2013, respectively. Accumulated depreciation was $676,007 and $663,213 as of December 31, 2013 and September 30, 2013, respectively. Total depreciation expense was $12,794 and $17,273 for the three months ended December 31, 2013 and 2012, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

10.	INTANGIBLE ASSETS

Intangible assets as of December 31, 2013 and September 30, 2013 consisted of the following:

	Estimated	December 31,	September 30,
	Useful Lives	2013	2013

Customer contracts	5 years	$983,645	$983,645
Technology	5 years	712,500	$712,500
Less: accumulated amortization		(1,010,071)	(925,263)
Intangible assets, net		$686,074	$770,882

Total amortization expense was $84,808 and 84,807 for the three months ended December 31, 2013 and 2012, respectively.

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

Accounts payable were $2,120,691 and $2,301,149 as of December 31, 2013 and September 30, 2013, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.  The Company had 3 vendors (21.5%, 11.9%, and 11.5%) with accounts payable in excess of 10% of its accounts payable as of December 31, 2013. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

12.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of December 31, 2013 and September 30, 2013 consisted of the following:

	December 31,	September 30,
	2013	2013

BFI Business Finance Secured Credit Facility	$241,653	$749,323
TransTech capitalized leases, net of capitalized interest	4,588	5,700
Total debt	246,241	755,023
Less current portion of long term debt	(244,965)	(753,129)
Long term debt	$1,276	$1,894

BFI Finance Corp Secured Credit Facility

The Company finances its TransTech operations from operations and a Secured Credit Facility with BFI Finance Corp. On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with BFI Business Finance to fund its operations.   On December 12, 2013, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%), plus 2.5%. The credit facility includes accounts receivable borrowing based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including all assets of Visualant. Visualant believes any default would be satisfied by the assets of TransTech. Availability under this Secured Credit ranges from $0 to $125,000 ($114,000 as of December 31, 2013) on a daily basis. The remaining balance on the accounts receivable line ($241,653) as of December 31, 2013 must be repaid by the time the secured credit facility expires on June 11, 2014, or the Company renews by automatic extension for the next successive 6 month term.

Capitalized Leases

TransTech has capitalized leases for equipment. The leases have a remaining lease term of 0-19 months. The aggregate future minimum lease payments under capital leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended December 31,	Total
2014	$3,312
2015	1,276
2016	-
2017	-
2018	-
Total	4,588
Less current portion of capitalized leases	(3,312)
Long term capital leases	$1,276

The imputed interest rate in the capitalized leases is approximately 10.5%.

Aggregate maturities for notes payable, capitalized leases and long term debt by year are as follows:

Years Ended December 31,	Total
2014	$244,965
2015	1,276
2016	-
2017	-
2018	-
Total	$246,241

Note Payable to Umpqua Bank

On December 19, 2013, the Company entered into a $200,000 Note Payable with Umpqua Bank.  The Note Payable has a maturity date of December 31, 2014 and provides for interest of 2.79%, subject to adjustment annually. The cash from the Note Payable was received on January 14, 2014.

13.	EQUITY

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

The Company has compensated consultants and service providers with restricted common stock during the development of our technology and when our capital resources were not adequate to provide payment in cash.

All of the following transactions were to accredited investors.

The following equity issuances occurred during the three months ended December 31, 2013:

On November 11, 2013, the Company issued to IDMC a warrant to purchase up to 14,575,286 shares of common stock at twenty cents ($0.20) per share pursuant to the Warrant to Purchase Common Stock. The Warrant expires November 10, 2018 and the per share price is subject to adjustment. During the three months ended December 31, 2013, the Company recognized $510,135 of other expense related to the IDMC warrant.

During the three months ended December 31, 2013, warrants totaling 10,113 shares of common shares issued to John O’Brien and John Lane at the average purchase price of $0.302 per share expired.

A summary of the warrants issued as of December 31, 2013 were as follows:

	December 31, 2013
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	113,507,050	$0.307
Issued	14,575,286	0.200
Exercised	-	-
Forfeited	-	-
Expired	(10,113)	(0.214)
Outstanding at end of period	128,072,223	$0.176
Exerciseable at end of period	128,072,223

A summary of the status of the warrants outstanding as of December 31, 2013 is presented below:

	December 31, 2013
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
6,330,000	3.89	$0.10-013	6,330,000	$0.10-013
52,300,000	4.38	0.150	52,300,000	0.150
67,775,286	4.46	0.200	67,775,286	0.200
1,048,960	0.12	0.20-0.29	1,048,960	0.20-0.29
117,977	0.30	0.30-0.39	117,977	0.30-0.39
500,000	0.13	0.40-0.49	500,000	0.40-0.49
128,072,223	4.32	$0.176	128,072,223	$0.176

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended December 31, 2013 were as follows:

Dividend yield	0%
Expected life	3
Expected volatility	90%
Risk free interest rate	0.7%

At December 31, 2013, vested warrants of 128,072,223 had an aggregate intrinsic value of $0.

14.	STOCK OPTIONS

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

Stock Option Activity

During the three months ended December 31, 2013, Patricia Gingo, an employee of TransTech, forfeited a stock option grant for 25,000 shares of common stock at $0.24 per share.

There are currently 12,710,000 options to purchase common stock at an average exercise price of $0.126 per share outstanding at December 31, 2013 under the 2011 Stock Incentive Plan. The Company recorded $23,503 and $16,014 of compensation expense, net of related tax effects, relative to stock options for the three months ended December 31, 2013 and 2012 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00).

Stock option activity for the three months ended December 31, 2013 and the year ended September 30, 2013 and 2012:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2011	6,920,000	$0.296	$2,050,800
Granted	2,200,000	0.104	229,000
Exercised	-	-	-
Forfeitures	(3,200,000)	0.470	(1,503,000)
Outstanding as of September 30, 2012	5,920,000	0.131	776,800
Granted	6,830,000	0.122	836,000
Exercised	-	-	-
Forfeitures	(15,000)	0.240	(3,600)
Outstanding as of September 30, 2013	12,735,000	0.126	1,609,200
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(25,000)	0.240	(6,000)
Outstanding as of December 31, 2013	12,710,000	$0.126	$1,603,200

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
0.090	500,000	6.00 years	0.090	500,000	0.090
0.100	3,630,000	6.28 years	0.100	2,092,223	0.100
0.120	200,000	.50 years	0.120	133,334	0.120
0.130	5,100,000	5.93 years	0.130	4,177,777	0.130
0.150	3,100,000	6.03 years	0.150	3,100,000	0.150
0.240	180,000	1.50 years	0.240	180,000	0.240
	12,710,000	6.10 years	$0.126	10,183,334	$0.134

There is no aggregate intrinsic value of the exercisable options as of December 31, 2013.

15.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On January 10, 2014, the Company entered into a Demand Promissory Note with Mr. Erickson and/or entities in which Mr. Erickson has a beneficial interest in the total principal amount of $200,000 at an average annual interest rate of 3.0%. The Note is due March 31, 2014.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended December 31,	Total
2014	$81,437
2015	65,292
2016	9,502
2017	-
2018	-
Beyond	-
Total	$156,231

18.	SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to December 31, 2013, the following material transactions occurred:

Loan from Mr. Erickson

On January 10, 2014, the Company entered into a Demand Promissory Note with Mr. Erickson and/or entities in which Mr. Erickson has a beneficial interest in the total principal amount of $200,000 at an average annual interest rate of 3.0%. The Note is due March 31, 2014.

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

Our first product, the ChromaID F12 Lab Kit, scans and identifies solid surfaces. We are marketing this product to customers who are considering licensing the technology. Target markets include, but are not limited to, plastic packing, semiconductors, pharmaceutical equipment manufacturers, medical waste, commercial paint manufacturers, process control companies, currency paper and ink manufacturers, security card, reader, and scanner manufacturers, food processing, and electronic gaming.

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

Three months ended December 31, 2013- $312,987
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

The Agreement requires IDMC to identify and engage investors to develop new applications of the Company’s ChromaID™ development kits, present the developments to the Company for approval, and file at least ten (10) patent applications to protect the developments. IDMC is responsible for the development and patent costs. We are providing the development kits to IDMC at no cost and are providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property the Company has agreed to delay the selling of the ChromaID development kits for 140 days except for certain select accounts. The Company will continue its business development efforts during this period and will work with IDMC and their global business development services to secure potential customers and licensees for its technology. We shipped twenty ChromaID F12 Lab Kits to inventors in the IDMC network during December 2013.

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

We granted to IDMC a nonexclusive, worldwide, fully paid up, royalty-free, nontransferable, nonsublicenseable, perpetual license to access and use Visualant Technology solely for the purpose of marketing the aforementioned sublicenses to the Visualant IP to third parties outside the designated fields of use.

We issued a warrant to purchase 14,575,286 shares of common stock as consideration for the exclusive IP license and application development services to IDMC signed on November 11, 2013. The warrant price of twenty cents ($0.20) per share expires November 10, 2018 and the per share price is subject to adjustment.

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

Agreements with Sumitomo Precision Products Co., Ltd.

On May 31, 2012, we entered into a Joint Research and Product Development Agreement with Sumitomo, a publicly-traded Japanese corporation, for the commercialization of our ChromaID™ technology.   On March 29, 2013, we entered into an Amendment to Joint Research and Product Development Agreement or Amended Agreement with Sumitomo. The Amended Agreement extended the Joint Development Agreement from March 31, 2013 to December 31, 2013.   The extension provided for continuing work between Sumitomo and Visualant focused upon advancing the ChromaID technology and market research aimed at identifying the most significant markets for the ChromaID technology. The parties have identified a commercial version of the ChromaID scanner as Version 7.  The market research assisted in refining the qualities of Version 7 for the marketplace.  Meanwhile, the current version of the technology, identified as Version 6D, was introduced to the marketplace as a part of our ChromaID F12 Lab Kit during the three months ended December 31, 2013. The Amended Agreement expired December 31, 2013 and the parties are currently defining their future commercial relationship.

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

Markets

Regions: Revenues are derived from over 400 resellers and national accounts in the United States.

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

PRIMARY RISKS AND UNCERTAINTIES

We are exposed to various risks related to our need for additional financing, the sale of significant numbers of our shares, the potential adjustment in the exercise price of our warrants and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in Part II, Item 1A.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Three Months Ended December 31,
	2013	2012	$ Variance	% Variance

Revenue	$1,877	$2,055	$(178)	-8.7%
Cost of sales	1,571	1,522	49	-3.2%
Gross profit	306	533	(227)	-42.6%
Research and development expenses	313	166	147	-88.6%
Selling, general and administrative expenses	843	1,050	(207)	19.7%
Operating loss	(850)	(683)	(167)	-24.5%
Other income (expense):
Interest expense	(18)	(40)	22	55.0%
Other income	8	13	(5)	-38.5%
Gain on change - derivative liability warrants	13	-	13	100.0%
Total other expense	3	(27)	17	63.0%
Loss before income taxes	(847)	(710)	(150)	-21.1%
Income taxes - current benefit	(1)	(9)	8	-88.9%
Net loss	(846)	(701)	(158)	-22.5%
Non-controlling interest	16	7	9	-128.6%
Net loss attributable to Visualant, Inc. common shareholders	$(862)	$(708)	$(167)	-23.6%

THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2012

SALES

Net revenue for the three months ended December 31, 2013 decreased $178,000 to $1,877,000 as compared to $2,055,000 for the three months ended December 31, 2012. The increase was due to increased sales of $72,000 at TransTech, offset by a reduction of $250,000 in license revenue from Sumitomo. Sumitomo paid the Company an initial payment of $1 million under a License Agreement dated May 31, 2012 providing Sumitomo with an exclusive license of our technology in identified Asian territories. This license revenue was fully recognized by May 31, 2013. The TransTech increase primarily resulted from the release of new products, including radio frequency and asset tracking and kiosk printer products.

COST OF SALES

Cost of sales for the three months ended December 31, 2013 increased $49,000 to $1,571,000 as compared to $1,522,000 for the three months ended December 31, 2012. The increase was due to increased sales and product mix at TransTech.

Gross margin was $0 for our license revenue and $306,000 from TransTech for a total of $306,000 as compared to $533,000 for the three months December 31, 2012.The gross margin was 16.3% for the three months ended December 31, 2013 as compared to 26.0% for the three months ended December 31, 2012. The decrease relates to the reduction in Sumitomo license revenue, offset by an increase in TransTech gross margin from 15.7% to 16.3% related to the release of new products, including radio frequency and asset tracking and kiosk printer products.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended December 31, 2013 increased $147,000 to $313,000 as compared to $166,000 for the three months ended December 31, 2012. The increase was due to expenditures for personnel and suppliers related to the commercialization of Visualant’s ChromaID technology and the expenses incurred for the IDMC Agreement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended December 31, 2013 decreased $207,000 to $843,000 as compared to $1,050,000 for the three months ended December 31, 2012. The decrease was due to reduced business development expenses ($109,000), salaries at TransTech ($100,000), and an increase in other general expenses ($2,000). The reduction in business development expenses related to reduced expenses. The decrease in salaries related to the departure of James Gingo at TransTech. During the three months ended December 31, 2013, we recorded non-cash expenses of $107,000, including (i) depreciation and amortization of $98,000; and (ii) stock based compensation of $24,000, offset by gain on change – derivative liability warrants of $13,000 and other income of $2,000.  As part of the selling, general and administrative expenses for the three months ended December 31, 2013, we incurred investor relation expenses of $38,000 and business development expenses of 29,000.

For the three months ended December 31, 2012, we recorded non-cash expenses of $145,000 consisting of (i) depreciation and amortization of $102,000; (ii) issuance of shares for services of $34,000; (iii) stock based compensation of $16,000; (iv) and other income of ($7,000).

OTHER INCOME/EXPENSE

Other income for the three months ended December 31, 2013 was $3,000 as compared to other expense of $27,000 for the three months ended December 31, 2012. The expenses for the three months ended December 31, 2013 included $18,000 for interest expense, offset by $8,000 in other income and gain on change – derivative liability warrants of $13,000.

The other expense for the three months ended December 31, 2012 included interest expense of $40,000, offset by other income of $13,000.

NET LOSS

Net loss for the three months ended December 31, 2013 was $846,000 as compared to a net loss of $701,000 for the three months ended December 31, 2012 for the reasons discussed above. The net loss for the three months ended December 31, 2013 included non-cash expenses of $107,000, including (i) depreciation and amortization of $98,000; and (ii) stock based compensation of $24,000, offset by gain on change – derivative liability warrants of $13,000 and other income of $2,000. TransTech net income from operations was $2,000 for the three months ended December 31, 2013 as compared to a net loss of $109,000 for the three months ended December 31, 2012.

The net loss for the three months ended December 31, 2012 included non-cash expenses of $145,000 consisting of (i) depreciation and amortization of $102,000; (ii) issuance of shares for services of $34,000; (iii) stock based compensation of $16,000; and (iv) other expenses of ($7,000).

We expect losses to continue as we commercialize our ChromaID™ technology.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $52,000 and net working capital deficit of approximately $1,497,000 (excluding the derivative liability- warrants of $4,171,000) as of December 31, 2013.  We expect losses to continue as we commercialize our ChromaID™ technology. Our cash used in operations for the year ended September 30, 2013 was $(3,504,000). The cash flow from operations was positively impacted by $201,000 related to deferred revenue. The $201,000 was used to paydown the line of credit with BFI.

We will need to obtain additional financing in the future. There can be no assurance that we will be able to secure funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing, we may need to restructure our operations, and divest all or a portion of our business.

As part of the transaction with accredited investors which closed June 14, 2013, the Company issued to the investors Series A Warrants for the purchase of 52,300,00 common shares at $0.15 per share and Series B Warrants for the purchase of 52,300,000 common shares at $0.20 per share.  In addition, we issued a warrant to IDMC for the purchase of 14,575,286 common shares at $0.20 per share. If fully exercised, the warrants would provide the following liquidity (before fees) to fund the Company’s operations:

Series A Warrants - up to $7,845,000 and
Series B Warrants - up to $10,460,000.
IDMC Warrant – up to $2,915,000.

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

We finance TransTech operations from operations and a Secured Credit Facility with BFI Finance Corp. On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with BFI Business Finance to fund its operations.   On December 12, 2013, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%), plus 2.5%. The credit facility includes accounts receivable borrowing based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including all assets of Visualant. Visualant believes any default would be satisfied by the assets of TransTech. Availability under this Secured Credit ranges from $0 to $125,000 ($114,000 as of December 31, 2013) on a daily basis. The remaining balance on the accounts receivable line ($241,653) as of December 31, 2013 must be repaid by the time the secured credit facility expires on June 11, 2014, or the Company renews by automatic extension for the next successive 6 month term.

OPERATING ACTIVITIES

Net cash used in operating activities for the three months ended December 31, 2013 was $188,000. This amount was primarily related to a net loss of $846,000, a decrease in accounts payable and accrued expenses of $159,000, offset by a reduction in account receivable of $404,000, an increase in deferred revenue of $201,000 and depreciation and amortization and other non-cash expenses of $107,000.

INVESTING ACTIVITIES

Net cash provided by investing activities for the three months ended December 31, 2013 was $2,000. This amount was primarily related to proceeds from the sale of equipment of $2,000.

FINANCING ACTIVITIES

Net cash used in financing activities for the three months ended December 31, 2013 was $509,000. This amount was primarily related to repayment of debt of $509,000.

Our contractual cash obligations as of December 31, 2013 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$156,231	$81,437	$74,794	$0	$0
Notes payable	246,241	244,965	1,276	0	0
Capital expenditures	375,000	75,000	150,000	150,000	0
	$777,472	$401,402	$226,070	$150,000	$0

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee: While we have an audit committee, we lack a financial expert. During 2014, the Board expects to appoint an additional independent Director to serve as Audit Committee Chairman who is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002. In addition, this Director is expected to strengthen our governance processes.

b) Changes In Internal Control Over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There are certain inherent risks which will have an effect on the Company’s development in the future and the most significant risks and uncertainties known and identified by our management are described below.

WE NEED ADDITIONAL FINANCING TO SUPPORT OUR TECHNOLOGY DEVELOPMENT AND ONGOING OPERATIONS AND PAY OUR DEBTS.

We need additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business.

Although we secured financing in June 2013 as a result of its private placement with Special Situations Fund and other investors, the funds received by the Company in that transaction will not cover all debts. On January 10, 2014, we entered into a Demand Promissory Note with Mr. Erickson and/or entities in which Mr. Erickson has a beneficial interest in the total principal amount of $200,000 at an average annual interest rate of 3.0%. The Note is due March 31, 2014. We will need additional financing. If we raise additional capital through borrowing or other debt financing, we may incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. When we raise more equity capital in the future, it will result in substantial dilution to our current stockholders.

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of February 13, 2014, there were approximately 165.3 million shares of our common stock issued and outstanding.  If all 52,300,000 of the Series A Warrant shares and all 52,300,000 of the Series B Warrant shares that are covered by this prospectus and registration statement are issued upon exercise of all of such Warrants, approximately 276,500,000 of the Company’s currently authorized 500,000,000 shares of common stock will be issued and outstanding.

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

In addition, as of February 13, 2014, there are also options outstanding for the purchase of 12.7 million common shares at a $0.126 average strike price, and warrants for the purchase of 128.1 million common shares at a $0.176 average exercise price.

These options and warrants could result in further dilution to common stock holders and may affect the market price of the common stock.

OUR PRIVATE PLACEMENT WHICH CLOSED JUNE 14, 2013 AND THE IDMC WARRANT MAY REQUIRE ADJUSTMENT IN THE EXERCISE PRICE OF THE WARRANTS ISSUED

The warrants issued in connection with the recent transaction with Special Situations (Series A Warrants to purchase a total of 52,300,000 shares of common stock at $0.15 per share, and Series B Warrants to purchase a total of 52,300,000 shares of common stock at $0.20 per share and the IDMC warrant for 14.5 million shares of common stock at $0.20 per share) may require an adjustment in the exercise price of the warrants if we issue common stock, warrants or equity below the price that is reflected in the warrants.  Although the Company has no present intention of issuing any additional shares of common stock, warrants or other equity securities at a price below the exercise price of the Series A and Series B Warrants, if it should do so, it would result in a reduction in the exercise price of the Series A and Series B Warrants.  Upon exercise of these Warrants, the Company would receive substantially less capital to fund the Company’s operations.  This adjustment also could affect the market price of the common stock.

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

WE MAY INCUR LOSSES IN THE FUTURE.

We have experienced net losses since inception. As of December 31, 2013, we had an accumulated deficit of $21.4 million. There can be no assurance that we will achieve or maintain profitability.

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

In addition, under the rules implementing the Dodd-Frank Act, commencing with the first annual meeting of stockholders on or after January 21, 2013 and at least every three years thereafter, the Company’s stockholders are entitled to an advisory vote to approve the compensation of our executive officers.  The proxy statement for the Company’s annual stockholder meeting held on March 21, 2013 failed to include the required resolution providing for such advisory vote and resulted in the Company’s failure to hold the advisory vote and make the necessary disclosure of the outcome of such advisory vote in its subsequent Form 8-K filing.  To address this omission and correct this control weakness in the Company’s corporate governance compliance, the Company intends to hire a corporate governance and compliance consultant in early 2014 to fully review the Company’s proxy statements as well as the Company’s other filings with the Securities and Exchange Commission to insure that all necessary requirements are met. In addition, the CFO currently reports to the Audit Committee on any noncompliance issues, and we are using external service providers to ensure compliance with the Securities and Exchange Commission requirements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

All of the following transactions were to accredited investors.

During the three months ended December 31, 2013, we had the following unregistered sales of equity securities.

On November 11, 2013, we issued to IDMC a warrant to purchase up to 14,575,286 shares of common stock at twenty cents ($0.20) per share pursuant to the Warrant to Purchase Common Stock. The Warrant expires November 10, 2018 and the per share price is subject to adjustment.

During the three months ended December 31, 2013, warrants totaling 10,113 shares of common shares issued to John O’Brien and John Lane at the average purchase price of $0.302 per share expired.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)             Exhibits

10.1	Warrant to Purchase Common Stock dated November 11, 2013 by and between Visualant, Inc. and Invention Development Management Company, L.L.C. (1)

10.2	Services and License Agreement dated November 11, 2013 by and between Visualant, Inc. and Invention Development Management Company, L.L.C. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. (3)

32.1	Section 906 Certifications. (3)

32.2	Section 906 Certifications. (3)

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (4)

(1) Attached as an exhibit to the Company’s Form 8-K dated November 11, 2013 and filed with the SEC on November 21, 2013, and hereby incorporated by reference.

(2) Attached as an Exhibit to the Company’s Amended Registration Statement on Form S-1 dated and filed January 24, 2014, and incorporated by reference.

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

VISUALANT, INCORPORATED

(Registrant)

Date: February 13, 2014	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: February 13, 2014	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)