Form 10-Q
period 2014-03-31
VISUALANT INC
filed 2014-05-14
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of May 14, 2014: 165,263,674  shares

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	September 30, 2013
ASSETS		(audited)

CURRENT ASSETS:
Cash and cash equivalents	$65,938	$747,129
Accounts receivable, net of allowance of $40,750 and $40,750, respectively	857,281	1,007,074
Prepaid expenses	51,931	56,531
Inventories	492,223	600,790
Refundable tax assets	29,618	29,773
Total current assets	1,496,991	2,441,297

EQUIPMENT, NET	400,644	427,215

OTHER ASSETS
Intangible assets, net	601,267	770,882
Goodwill	983,645	983,645
Other assets	6,161	6,161

TOTAL ASSETS	$3,488,708	$4,629,200

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$2,332,886	$2,301,149
Accounts payable - related parties	50,472	66,025
Accrued expenses	45,356	80,926
Accrued expenses - related parties	61,125	-
Derivative liability - warrants	5,362,888	4,184,000
Notes payable - current portion of long term debt	908,300	753,129
Total current liabilities	8,761,027	7,385,229

LONG TERM LIABILITIES:
Long term debt	628	1,894

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.001 par value, 500,000,000 shares authorized, 165,263,674
and 165,263,674 shares issued and outstanding at 3/31/14 and 9/30/13, respectively	165,264	165,264
Additional paid in capital	17,611,448	17,565,568
Accumulated deficit	(23,119,263)	(20,537,825)
Total stockholders' deficit	(5,342,551)	(2,806,993)
Noncontrolling interest	69,604	49,070

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,488,708	$4,629,200

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

REVENUE	$2,025,366	$2,217,939	$3,902,455	$4,273,302
COST OF SALES	1,685,091	1,642,988	3,256,112	3,164,956
GROSS PROFIT	340,275	574,951	646,343	1,108,346
RESEARCH AND DEVELOPMENT EXPENSES	91,887	212,412	404,874	378,791
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	753,521	1,495,380	1,596,017	2,545,824
OPERATING LOSS	(505,133)	(1,132,841)	(1,354,548)	(1,816,269)

OTHER INCOME (EXPENSE):
Interest expense	(23,174)	(75,772)	(41,122)	(116,037)
Other income	6,087	7,040	13,809	19,910
Loss on change - derivative liability warrants	(1,191,753)	-	(1,178,888)	-
Loss on purchase of warrants and additionall investment right	-	(1,150,000)	-	(1,150,000)
Total other income (expense)	(1,208,840)	(1,218,732)	(1,206,201)	(1,246,127)

LOSS BEFORE INCOME TAXES	(1,713,973)	(2,351,573)	(2,560,749)	(3,062,396)

Income taxes - current benefit	1,332	(6,248)	155	(16,135)

NET LOSS	(1,715,305)	(2,345,325)	(2,560,904)	(3,046,261)

NONCONTROLLING INTEREST	4,366	1,643	20,534	8,326

NET (LOSS) ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES COMMON SHAREHOLDERS	$(1,719,671)	$(2,346,968)	$(2,581,438)	$(3,054,587)

Basic and diluted income (loss) per common share attributable to Visualant, Inc. and subsidiaries common shareholders-
Basic and diluted income (loss) per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average shares of common stock outstanding- basic and diluted	165,263,674	106,650,391	165,263,674	99,952,949

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	March 31, 2014	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,560,904)	$(3,046,261)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	195,697	202,934
Issuance of capital stock for services and expenses	-	254,500
Issuance of warrants for services and expenses	-	25,000
Issuance of capital stock for accrued liabilities	-	124,630
Stock based compensation	45,880	192,356
Gain on sale of assets	(1,111)	(10,380)
Loss on change - derivative liability warrants	1,178,888	-
Loss on purchase of warrants and additional investment right	-	850,000
Provision for losses on accounts receivable	-	620
Changes in operating assets and liabilities:
Accounts receivable	149,793	84,853
Prepaid expenses	4,600	88,010
Inventory	108,567	(296,396)
Accounts payable - trade and accrued expenses	41,739	723,098
Deferred revenue	-	(500,000)
Income tax receivable	155	12,653
CASH (USED IN) OPERATING ACTIVITIES	(836,696)	(1,294,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(14,703)
Proceeds from sale of equipment	1,600	11,251
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	1,600	(3,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	(249,335)	109,784
Proceeds from notes payable	200,000	-
Proceeds from notes payable- related party	205,000	-
Repayment of debt	-	(40,000)
Proceeds from the issuance of common stock	-	99,972
Repayments of capital leases	(1,760)	(6,690)
Change in noncontrolling interest	-	8,326
NET CASH PROVIDED BY FINANCING ACTIVITIES	153,905	171,392

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(681,191)	(1,126,443)

CASH AND CASH EQUIVALENTS, beginning of period	747,129	1,141,165

CASH AND CASH EQUIVALENTS, end of period	$65,938	$14,722

Supplemental disclosures of cash flow information:
Interest paid	$22,947	$15,545
Taxes paid	$-	$-

Non-cash investing and financing activities:
Debenture converted to common stock	$-	$750,000
Note payable issued for additional investment right	$-	$850,000

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

To date, the Company been issued six patents by the United States Office of Patents and Trademarks.  See page 10 for more detailed information regarding the Company’s patents and business.

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

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2014, our accumulated deficit was $23,119,263.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and currently from loans from Ronald P. Erickson, our Chief Executive Officer. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2013 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

INVENTORIES - Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $10,000 reserve for impaired inventory as of March 31, 2014 and September 30, 2013.

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

Derivative Instruments – Warrants with the June 2013 Private Placement

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	March 31, 2014

Liabilities:
Derivative Instruments - Warrants	$-	$4,707,000	$-	$4,707,000

Total	$-	$4,707,000	$-	$4,707,000

Liabilities measured at fair value on a recurring basis are summarized as follows:

March 31, 2014
Market price and estimated fair value of common stock:	$0.090
Exercise price	$0.15-0.20
Expected term (years)	3-5 years
Divident yield	-
Expected volatility	90%
Risk-free interest rate	0.78%

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

The proceeds from the Private Placement were allocated between the Common Shares and the Warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date at June 14, 2013, resulting in the aggregate amount of $2,494,710 to the Stockholders’ Equity and $2,735,290 to the warrant derivative.  The Company recognized $1,448,710 of other expense resulting from the increase in the fair value of the warrant liability at September 30, 2013. During the six months ended March 31, 2014, the Company recognized $523,000 of other expense resulting from the increase in the fair value of the warrant liability at March 31, 2014.

Derivative Instruments – Warrant with the November 2013 IDMC Services and License Agreement

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	March 31, 2014

Liabilities:
Derivative Instruments - Warrants	$-	$655,888	$-	$655,888

Total	$-	$655,888	$-	$655,888

Liabilities measured at fair value on a recurring basis are summarized as follows:

March 31, 2014
Market price and estimated fair value of common stock:	0.07
Exercise price	0.20
Expected term (years)	5
Divident yield	-
Expected volatility	90%
Risk-free interest rate	0.78%

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

During the six months ended March 31, 2014, the Company recognized $655,888 of other expense related to the IDMC warrant.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at March 31, 2014 and September 30, 2013 based upon the short-term nature of the assets and liabilities.

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

INCOME TAXES - Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of March 31, 2014 and September 30, 2013, the Company had refundable tax assets related to TransTech of $29,618 and $29,773, respectively.

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of March 31, 2014, there were options outstanding for the purchase of 12,705,000 common shares, warrants for the purchase of 126,454,286 common shares which could potentially dilute future earnings per share As of March 31, 2013, there were options outstanding for the purchase of 11,005,000 common shares, warrants for the purchase of 2,827,051 common shares, and an undetermined number shares of common stock related to convertible debt, which could potentially dilute future earnings per share.

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

Six months ended March 31, 2014- $404,874
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

The Agreement requires IDMC to identify and engage investors to develop new applications of the Company’s ChromaID™ development kits, present the developments to the Company for approval, and file at least ten (10) patent applications to protect the developments. IDMC is responsible for the development and patent costs. The Company is providing the development kits to IDMC at no cost and is providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property he Company has agreed to delay the selling of the ChromaID development kits for 140 days except for certain select accounts. The Company has continued its business development efforts during this period and has worked with IDMC and their global business development services to secure potential customers and licensees for its technology. The Company shipped twenty ChromaID F12 Lab Kits to inventors in the IDMC network during December 2013.

The Company received a worldwide, nontransferable, exclusive license to the licensed IP developed under this Agreement, during the term of the Agreement, and solely within the identification, authentication and diagnostics field of use, to (a) make, have made, use, import, sell and offer for sale products and services; (b) make improvements; and (c) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

The Company received a nonexclusive and nontransferrable option to acquire a worldwide, nontransferrable, nonexclusive license to the useful IP held by IDMC within the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer to sell products and services and (b) grant sublicenses to any and all of the foregoing rights. The option to acquire this license may be exercised for up to two years from the effective date of the Agreement.

IDMC is providing global business development services to the Company, including present Visualant IP and any licensed IP, if applicable, to potential customers, licensees, and distributors in markets or geographies not being pursued by Visualant. Also, IDMC has introduced Visualant to potential customers, licensees, or distributors for the purpose of identifying and closing a license, sale, or distribution deal or other monetization event.

Visualant granted to IDMC a nonexclusive, worldwide, fully paid up, nontransferable, sublicenseable, perpetual license to the Visualant IP, solely outside the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer for sale products and services and (b) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

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

On May 31, 2012, the Company entered into a Joint Research and Product Development Agreement with Sumitomo, a publicly-traded Japanese corporation, for the commercialization of our ChromaID™ technology.   On March 29, 2013, the Company entered into an Amendment to Joint Research and Product Development Agreement or Amended Agreement with Sumitomo. The Amended Agreement extended the Joint Development Agreement from March 31, 2013 to December 31, 2013.   The extension provided for continuing work between Sumitomo and Visualant focused upon advancing the ChromaID technology and market research aimed at identifying the most significant markets for the ChromaID technology. The current version of the technology, identified as Version 6D, was introduced to the marketplace as a part of our ChromaID F12 Lab Kit during the three months ended December 31, 2013. The Amended Agreement expired December 31, 2013.

Sumitomo invested $2,250,000 in exchange for 17,307,693 shares of restricted common shares priced at $0.13 per share that was funded on June 21, 2012.  Sumitomo also paid the Company an initial payment of $1 million in accordance for an exclusive License Agreement for the Spectral Pattern Matching technology which covers Japan, China, Taiwan, Korea and the entirety of Southeast Asia (Burma, Indonesia, Thailand, Cambodia, Laos, Vietnam, Singapore and the Philippines). A running royalty for the license granted under the License Agreement is expected be negotiated at the completion of the Joint Development Agreement. The Sumitomo License fee was recorded as revenue over the life the Joint Development Agreement and was fully recorded as of May 31, 2013.

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

Accounts receivable were $857,281 and $1,007,074, net of allowance, as of March 31, 2014 and September 30, 2013, respectively. The Company had one customer (10.7%) in excess of 10% of our consolidated revenues for the six months ended March 31, 2014. The Company had two customers (16.7% and 15.0%) with accounts receivable in excess of 10% as of March 31, 2014. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

8.	INVENTORIES

Inventories were $492,223 and $600,790 as of March 31, 2014 and September 30, 2013, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale for TransTech and ChromaID scanning devices. There is a $10,000 reserve for impaired inventory as of March 31, 2014 and September 30, 2013.

9.	FIXED ASSETS

Property and equipment as of March 31, 2014 consisted of the following:

	Estimated	March 31, 2014
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$116,457	$87,038	$203,495
Leasehold improvements	5-20 years	603,612	-	603,612
Furniture and fixtures	3-10 years	73,539	101,260	174,799
Software and websites	3- 7 years	63,783	44,849	108,632
Less: accumulated depreciation		(467,356)	(222,538)	(689,894)
		$390,035	$10,609	$400,644

Fixed assets, net of accumulated depreciation, were $400,644 and $427,215 as of March 31, 2014 and September 30, 2013, respectively. Accumulated depreciation was $689,694 and $663,213 as of March 31, 2014 and September 30, 2013, respectively. Total depreciation expense was $26,767 and $33,319 for the six months ended March 31, 2014 and 2013, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

10.	INTANGIBLE ASSETS

Intangible assets as of March 31, 2014 and September 30, 2013 consisted of the following:

	Estimated	March 31,	September 30,
	Useful Lives	2014	2013

Customer contracts	5 years	$983,645	$983,645
Technology	5 years	712,500	$712,500
Less: accumulated amortization		(1,094,878)	(925,263)
Intangible assets, net		$601,267	$770,882

Total amortization expense was $169,615 for the six months ended March 31, 2014 and 2013, respectively.

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

Accounts payable were $2,332,886 and $2,301,149 as of March 31, 2014 and September 30, 2013, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.  The Company had 3 vendors (24.7%, 13.8%, and 11.2%) with accounts payable in excess of 10% of its accounts payable as of March 31, 2014. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

12.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of March 31, 2014 and September 30, 2013 consisted of the following:

	March 31,	September 30,
	2014	2013

BFI Business Finance Secured Credit Facility	$499,988	$749,323
Note payable to Umpqua Bank	200,000	-
Note payable to J3E2A2Z LP - related party	205,000	-
TransTech capitalized leases, net of capitalized interest	3,940	5,700
Total debt	908,928	755,023
Less current portion of long term debt	(908,300)	(753,129)
Long term debt	$628	$1,894

BFI Finance Corp Secured Credit Facility

The Company finances its TransTech operations from operations and a Secured Credit Facility with BFI Finance Corp. On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with BFI Business Finance to fund its operations.   On December 12, 2013, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%), plus 2.5%. The credit facility includes accounts receivable borrowing based on 80% of eligible trade accounts receivable, not to exceed $895,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including all assets of Visualant. Visualant believes any default would be satisfied by the assets of TransTech. Availability under this Secured Credit ranges from $0 to $175,000 ($168,000 as of March 31, 2014) on a daily basis. The remaining balance on the accounts receivable line ($394,988) as of March 31, 2014 must be repaid by the time the secured credit facility expires on June 11, 2014, or the Company renews by automatic extension for the next successive 6 month term.

On March 19, 2014, TransTech entered into a Secured Promissory Note for $105,000 with BFI Finance Corp. This Note provides for prime interest of 4.5% (currently 4.5%), plus 2.5%. The $105,000 is repayable at $35,000 per month starting April 5, 2014, with a maturity of June 12, 2014. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including all assets of Visualant. Visualant believes any default would be satisfied by the assets of TransTech.

Note Payable to Umpqua Bank/ Ronald P. Erickson

On December 19, 2013, the Company entered into a $200,000 Note Payable with Umpqua Bank.  The Note Payable has a maturity date of December 31, 2014 and provides for interest of 2.79%, subject to adjustment annually. The cash from the Note Payable was received on January 14, 2014.  Related to this Note Payable and in the case of a default by the Company, the Company entered into a Demand Promissory Note on January 10, 2014 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest, for $200,000. The Note provides for interest of 3% per annum and is due March 31, 2014. On March 31, 2014, the Company entered into an Amendment to the Demand Promissory Note dated January 10, 2014 The Amendment to the January 10, 2014 Note extended the due date of this from March 31, 2014 to June 30, 2014. The Note provides for interest of 3% per annum.

Note Payable to Ronald P. Erickson

On March 31, 2014, Visualant, Inc. (the “Company”) entered into a Demand Promissory Note with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest, for $300,000. The March 31, 2014 Note provides for interest of 3% per annum and is due June 30, 2014. The Company has borrowed $205,000 under this Note as of March 31, 2014.

Capitalized Leases

TransTech has capitalized leases for equipment. The leases have a remaining lease term of 16 months. The aggregate future minimum lease payments under capital leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended March 31,	Total
2014	$3,312
2015	628
2016	-
2017	-
2018	-
Total	3,940
Less current portion of capitalized leases	(3,312)
Long term capital leases	$628

The imputed interest rate in the capitalized leases is approximately 10.5%.

Aggregate maturities for notes payable, capitalized leases and long term debt by year are as follows:

Years Ended March 31,	Total
2014	$908,300
2015	628
2016	-
2017	-
2018	-
Total	$908,928

13.	EQUITY

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

The following equity issuances occurred during the six months ended March 31, 2014:

On November 11, 2013, the Company issued to IDMC a warrant to purchase up to 14,575,286 shares of common stock at twenty cents ($0.20) per share pursuant to the Warrant to Purchase Common Stock. The Warrant expires November 10, 2018 and the per share price is subject to adjustment. During the six months ended March 31, 2014, the Company recognized $510,135 of other expense related to the IDMC warrant.

During the six months ended March 31, 2014, warrants totaling 1,628,050 shares of common shares at the average purchase price of $0.309 per share expired.

A summary of the warrants issued as of March 31, 2014 were as follows:

	March 31, 2014
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	113,507,050	$0.307
Issued	14,575,286	0.200
Exercised	-	-
Forfeited	-	-
Expired	(1,628,050)	(0.309)
Outstanding at end of period	126,454,286	$0.174
Exerciseable at end of period	126,454,286

A summary of the status of the warrants outstanding as of March 31, 2014 is presented below:

	March 31, 2014
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
6,330,000	3.64	$0.10-013	6,330,000	$0.10-013
52,300,000	4.13	0.150	52,300,000	0.150
67,775,286	4.22	0.200	67,775,286	0.200
49,000	0.13	0.30-0.39	49,000	0.30-0.39
126,454,286	4.17	0.174	126,454,286	0.174

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended March 31, 2014 were as follows:

Dividend yield	0%
Expected life	3
Expected volatility	90%
Risk free interest rate	0.7%

At March 31, 2014, vested warrants of 126,454,286 had an aggregate intrinsic value of $0.

14.	STOCK OPTIONS

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

Stock Option Activity

During the six months ended March 31, 2014, two employees of TransTech, forfeited stock option grants for 30,000 shares of common stock at $0.22 per share.

There are currently 12,705,000 options to purchase common stock at an average exercise price of $0.126 per share outstanding at March 31, 2014 under the 2011 Stock Incentive Plan. The Company recorded $45,880 and $192,356 of compensation expense, net of related tax effects, relative to stock options for the six months ended March 31, 2014 and 2013 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00).

Stock option activity for the three months ended March 31, 2014 and the year ended September 30, 2013 and 2012:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2011	6,920,000	$0.296	$2,050,800
Granted	2,200,000	0.104	229,000
Exercised	-	-	-
Forfeitures	(3,200,000)	0.470	(1,503,000)
Outstanding as of September 30, 2012	5,920,000	0.131	776,800
Granted	6,830,000	0.122	836,000
Exercised	-	-	-
Forfeitures	(15,000)	0.240	(3,600)
Outstanding as of September 30, 2013	12,735,000	0.126	1,609,200
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(30,000)	0.217	(6,500)
Outstanding as of March 31, 2014	12,705,000	$0.126	$1,602,700

The following table summarizes information about stock options outstanding and exercisable at March 31, 2014:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
0.090	500,000	5.75 years	$0.090	500,000	$0.090
0.100	3,625,000	6.03 years	0.100	2,236,389	0.100
0.120	200,000	.25 years	0.120	150,000	0.120
0.130	5,100,000	5.68 years	0.130	4,158,333	0.130
0.150	3,100,000	5.78 years	0.150	3,100,000	0.150
0.240	180,000	1.25 years	0.240	180,000	0.240
	12,705,000	5.61 years	$0.126	10,324,722	$0.134

There is no aggregate intrinsic value of the exercisable options as of March 31, 2014.

15.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Notes Payable to Ronald P. Erickson

See Note 12 for Notes Payable to Ronald P. Erickson, our Chief Executive Officer.

16.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended March 31,	Total
2014	$69,266
2015	60,541
2016	-
2017	-
2018	-
Beyond	-
Total	$129,807

17.	SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to March 31, 2014, the following material transactions occurred:

On April 2, 2014, the Company issued a warrant to purchase 1,000,000 shares of common stock to Thomas Furness, a supplier, at twenty cents ($0.20) per share. The Warrant expires April 1, 2019.

On April 2, 2014, the Company issued a warrant to purchase 200,000 shares of common stock to Delacore LLC, a supplier, at twenty cents ($0.20) per share. The Warrant expires April 1, 2017.

On April 2, 2014, The Company issued stock option grants to two employees totaling 395,000 shares at $0.10 per share. The grants vest quarterly over three years and expire on April 1, 2019.

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

Six months ended March 31, 2014- $404,874
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

The Agreement requires IDMC to identify and engage investors to develop new applications of the Company’s ChromaID™ development kits, present the developments to the Company for approval, and file at least ten (10) patent applications to protect the developments. IDMC is responsible for the development and patent costs. We are providing the development kits to IDMC at no cost and are providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property we have agreed to delay the selling of the ChromaID development kits for 140 days except for certain select accounts. We have continued our business development efforts during this period and have worked with IDMC and their global business development services to secure potential customers and licensees for its technology. We shipped twenty ChromaID F12 Lab Kits to inventors in the IDMC network during December 2013.

We received a worldwide, nontransferable, exclusive license to the licensed IP developed under this Agreement, during the term of the Agreement, and solely within the identification, authentication and diagnostics field of use, to (a) make, have made, use, import, sell and offer for sale products and services; (b) make improvements; and (c) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

We received a nonexclusive and nontransferrable option to acquire a worldwide, nontransferrable, nonexclusive license to the useful IP held by IDMC within the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer to sell products and services and (b) grant sublicenses to any and all of the foregoing rights. The option to acquire this license may be exercised for up to two years from the effective date of the Agreement.

IDMC is providing global business development services to the Company, including present Visualant IP and any licensed IP, if applicable, to potential customers, licensees, and distributors in markets or geographies not being pursued by Visualant. Also, IDMC has introduced Visualant to potential customers, licensees, or distributors for the purpose of identifying and closing a license, sale, or distribution deal or other monetization event.

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

IDMC agreed to pay us a license fee for the nonexclusive license of the Visualant IP.

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

Agreements with Sumitomo Precision Products Co., Ltd.

On May 31, 2012, we entered into a Joint Research and Product Development Agreement with Sumitomo, a publicly-traded Japanese corporation, for the commercialization of our ChromaID™ technology.   On March 29, 2013, we entered into an Amendment to Joint Research and Product Development Agreement or Amended Agreement with Sumitomo. The Amended Agreement extended the Joint Development Agreement from March 31, 2013 to December 31, 2013.   The extension provided for continuing work between Sumitomo and Visualant focused upon advancing the ChromaID technology and market research aimed at identifying the most significant markets for the ChromaID technology.  The current version of the technology, identified as Version 6D, was introduced to the marketplace as a part of our ChromaID F12 Lab Kit during the three months ended December 31, 2013. The Amended Agreement expired December 31, 2013.

Sumitomo invested $2,250,000 in exchange for 17,307,693 shares of restricted common shares priced at $0.13 per share that was funded on June 21, 2012.  Sumitomo also paid the Company an initial payment of $1 million in accordance for an exclusive License Agreement for the Spectral Pattern Matching technology which covers Japan, China, Taiwan, Korea and the entirety of Southeast Asia (Burma, Indonesia, Thailand, Cambodia, Laos, Vietnam, Singapore and the Philippines). A running royalty for the license granted under the License Agreement is expected be negotiated at the completion of the Joint Development Agreement. The Sumitomo License fee was recorded as revenue over the life the Joint Development Agreement and was fully recorded as of May 31, 2013.

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

Our first major license was signed May 31, 2012 with Sumitomo. Our Business Development team is pursuing other license opportunities with customers in our target markets.

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

(dollars in thousands)

	Three Months Ended March 31,
	2014	2013	$ Variance	% Variance

Revenue	$2,025	$2,218	$(193)	-8.7%
Cost of sales	1,685	1,643	42	-2.6%
Gross profit	340	575	(235)	-40.9%
Research and development expenses	92	212	(120)	56.6%
Selling, general and administrative expenses	753	1,495	(742)	49.6%
Operating loss	(505)	(1,132)	627	55.4%
Other income (expense):
Interest expense	(23)	(76)	53	69.7%
Other income	6	7	(1)	-14.3%
Loss on change - derivative liability warrants	(1,192)	-	(1,192)	-100.0%
Loss on purchase of warrants and additional investment rights	-	(1,150)	1,150	100.0%
Total other expense	(1,209)	(1,219)	10	0.8%
Loss before income taxes	(1,714)	(2,351)	637	27.1%
Income taxes - current benefit	1	(6)	7	-116.7%
Net loss	(1,715)	(2,345)	630	26.9%
Non-controlling interest	5	2	3	-150.0%
Net loss attributable to Visualant, Inc. common shareholders	$(1,720)	$(2,347)	$627	26.7%

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

SALES

Net revenue for the three months ended March 31, 2014 decreased $193,000 to $2,025,000 as compared to $2,218,000 for the three months ended March 31, 2013. The decrease was due to increased sales of $54,000 at TransTech and $3,000 at Visualant related to the first shipments of our ChromaID product, offset by a reduction of $250,000 in license revenue from Sumitomo. Sumitomo paid the Company an initial payment of $1 million under a License Agreement dated May 31, 2012 providing Sumitomo with an exclusive license of our technology in identified Asian territories. This license revenue was fully recognized by May 31, 2013. The TransTech increase primarily resulted from the release of new products, including radio frequency and asset tracking and kiosk printer products and sales to an aerospace company.

COST OF SALES

Cost of sales for the three months ended March 31, 2014 increased $42,000 to $1,685,000 as compared to $1,643,000 for the three months ended March 31, 2013. The increase was due to increased sales and product mix at TransTech.

Gross margin was $1 for our revenue and $339,000 from TransTech for a total of $340,000 as compared to $575,000 for the three months March 31, 2013.The gross margin was 16.8% for the three months ended March 31, 2014 as compared to 25.9% for the three months ended March 31, 2013. The decrease relates to the reduction in Sumitomo license revenue, offset by an increase in TransTech gross margin from 16.5% to 16.8% related to the release of new products, including radio frequency and asset tracking and kiosk printer products.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended March 31, 2014 decreased $120,000 to $92,000 as compared to $212,000 for the three months ended March 31, 2013. The decrease was due to reduced expenditures for suppliers related to the commercialization of Visualant’s ChromaID technology.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended March 31, 2014 decreased $742,000 to $753,000 as compared to $1,495,000 for the three months ended March 31, 2013. The decrease was due to reduced business development expenses ($103,000), reduced stock based compensation of ($354,000), reduced legal expenses of ($145,000), reduced expenses at TransTech ($79,000), and a decrease in other general expenses ($61,000). The reduction in business development, stock based compensation and legal expenses related to reduced expenses. The decrease in TransTech expenses related to the departure of James Gingo at TransTech. As part of the selling, general and administrative expenses for the three months ended March 31, 2014, we incurred investor relation expenses of $29,000 and business development expenses of $7,000.

OTHER INCOME/EXPENSE

Other expense for the three months ended March 31, 2014 was $1,209,000 as compared to other expense of $1,219,000 for the three months ended March 31, 2013. The expenses for the three months ended March 31, 2014 included $23,000 for interest expense and loss on change – derivative liability warrants of $1,192,000, offset by other income of $6,000. The loss on change- derivative liability warrants is the non-cash change in the fair value and relates to derivative instruments included in the June 2013 Private Placement and the November 2013 IDMC Services and License Agreement.

The other expense for the three months ended March 31, 2013 included interest expense of $76,000 and loss on purchase of warrants and additional investment rights of $1,150,000, offset by other income of $7,000.  On January 30, 2013, we entered into agreements with Gemini Master Fund, Ltd. and Ascendiant Capital Partners, LLC where we acquired certain warrant and additional investment rights related to Convertible Notes Payable dated May 19, 2011.

NET LOSS

Net loss for the three months ended March 31, 2014 was $1,715,000 as compared to a net loss of $2,345,000 for the three months ended March 31, 2013 for the reasons discussed above. The net loss for the three months ended March 31, 2014 included non-cash expenses of $1,313,000, including (i) depreciation and amortization of $99,000; (ii) stock based compensation of $22,000; and (iii)  loss on change – derivative liability warrants of $1,192,000.TransTech net income from operations was $17,000 for the three months ended March 31, 2014 as compared to a net loss of $77,000 for the three months ended March 31, 2013.

The net loss for the three months ended March 31, 2013 included non-cash expenses of $1,495,000 consisting of (i) depreciation and amortization of $101,000; (ii) issuance of shares for services of $370,000; (iii) stock based compensation of $168,000; (iv) loss on purchase of warrants and additional investment right of $850,000; and (v) other expenses of $6,000.

We expect losses to continue as we commercialize our ChromaID™ technology.

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

SIX MONTHS ENDED MARCH 31, 2014 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2013

	Six Months Ended March 31,
	2014	2013	$ Variance	% Variance

Revenue	$3,902	$4,273	$(371)	-8.7%
Cost of sales	3,256	3,165	91	-2.9%
Gross profit	646	1,108	(462)	-41.7%
Research and development expenses	405	379	26	-6.9%
Selling, general and administrative expenses	1,596	2,545	(949)	37.3%
Operating loss	(1,355)	(1,816)	461	25.4%
Other income (expense):
Interest expense	(41)	(116)	75	64.7%
Other income	15	20	(5)	-25.0%
Gain on change - derivative liability warrants	(1,179)	-	(1,179)	-100.0%
Loss on purchase of warrants and additional investment rights	-	(1,150)	1,150	100.0%
Total other expense	(1,205)	(1,246)	41	3.3%
Loss before income taxes	(2,560)	(3,062)	502	16.4%
Income taxes - current benefit	-	(15)	15	-100.0%
Net loss	(2,560)	(3,047)	487	16.0%
Non-controlling interest	21	8	13	-162.5%
Net loss attributable to Visualant, Inc. common shareholders	$(2,581)	$(3,055)	$474	15.5%

SALES

Net revenue for the six months ended March 31, 2014 decreased $371,000 to $3,902,000 as compared to $4,273,000 for the six months ended March 31, 2013. The decrease was due to increased sales of $126,000 at TransTech and $3,000 at Visualant related to the first shipments of our ChromaID product, offset by a reduction of $500,000 in license revenue from Sumitomo. Sumitomo paid the Company an initial payment of $1 million under a License Agreement dated May 31, 2012 providing Sumitomo with an exclusive license of our technology in identified Asian territories. This license revenue was fully recognized by May 31, 2013. The TransTech increase primarily resulted from the release of new products, including radio frequency and asset tracking and kiosk printer products and sales to an aerospace company.

COST OF SALES

Cost of sales for the six months ended March 31, 2014 increased $91,000 to $3,256,000 as compared to $3,165,000 for the six months ended March 31, 2013. The increase was due to increased sales and product mix at TransTech.

Gross margin was $1,000 for our revenue and $645,000 from TransTech for a total of $646,000 as compared to $1,108,000 for the six months ended March 31, 2013.The gross margin was 16.6% for the six months ended March 31, 2014 as compared to 25.9% for the six months ended March 31, 2013. The decrease relates to the reduction in Sumitomo license revenue, offset by and an increase in TransTech gross margin from 16.3% to 16.5% related to the release of new products, including radio frequency and asset tracking and kiosk printer products.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the six months ended March 31, 2014 increased $26,000 to $405,000 as compared to $379,000 for the six months ended March 31, 2013. The increase was due to expenditures for personnel and suppliers related to the commercialization of Visualant’s ChromaID technology.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended March 31, 2014 decreased $949,000 to $1,596,000 as compared to $2,545,000 for the six months ended March 31, 2013. The decrease was due to reduced business development expenses ($212,000), reduced stock based compensation of ($346,000), reduced legal expenses of ($146,000), reduced expenses at TransTech ($216,000), and an increase in other general expenses ($29,000). The reduction in business development, stock based compensation and legal expenses related to reduced expenses. The decrease in TransTech expenses related to the departure of James Gingo at TransTech. As part of the selling, general and administrative expenses for the three months ended March 31, 2014, we incurred investor relation expenses of $68,000 and business development expenses of $35,000.

OTHER INCOME/EXPENSE

Other expense for the six months ended March 31, 2014 was $1,205,000 as compared to other expense of $1,246,000 for the six months ended March 31, 2013. The expenses for the six months ended March 31, 2014 included $41,000 for interest expense, and loss on change – derivative liability warrants of $1,179,000, offset other income of $15,000. The loss on change- derivative liability warrants relates to derivative instruments included in the June 2013 Private Placement and the November 2013 IDMC Services and License Agreement.

The other expense for the six months ended March 31, 2013 included (i) $1,150,000 loss on the purchase of warrants and additional investment right; (ii) $116,000 for interest expense; and (iii) offset by $20,000 in other income. On January 30, 2013, we entered into agreements with Gemini Master Fund, Ltd. and Ascendiant Capital Partners, LLC where we acquired certain warrant and additional investment rights related to Convertible Notes Payable dated May 19, 2011.

NET LOSS

Net loss for the six months ended March 31, 2014 was $2,560,000 as compared to a net loss of $3,047,000 for the six months ended March 31, 2013 for the reasons discussed above. The net loss for the six months ended March 31, 2014 included non-cash expenses of $1,420,000, including (i) depreciation and amortization of $196,000; (ii) stock based compensation of $46,000; (iii) loss on change – derivative liability warrants of $1,179,000, offset by and other income of $1,000. TransTech net income from operations was $22,000 for the six months ended March 31, 2014 as compared to a net loss of $232,000 for the six months ended March 31, 2013.

The net loss for the six months ended March 31, 2013 included non-cash expenses of $1,640,000 consisting of (i) depreciation and amortization of $203,000; (ii) issuance of shares for services of $404,000; (iii) stock based compensation of $192,000; (iii) loss on purchase of warrants and additional investment right of $850,000 and (iv) other expenses of ($8,000).

We expect losses to continue as we commercialize our ChromaID™ technology.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $66,000 and net working capital deficit of approximately $1,901,000 (excluding the derivative liability- warrants of $5,363,000) as of March 31, 2014.  We expect losses to continue as we commercialize our ChromaID™ technology. Our cash used in operations for the six months ended March 31, 2014 was $(857,000).

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

We finance our TransTech operations from operations and a Secured Credit Facility with BFI Finance Corp. On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with BFI Business Finance to fund its operations.   On December 12, 2013, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%), plus 2.5%. The credit facility includes accounts receivable borrowing based on 80% of eligible trade accounts receivable, not to exceed $895,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including all assets of Visualant. Visualant believes any default would be satisfied by the assets of TransTech. Availability under this Secured Credit ranges from $0 to $175,000 ($168,000 as of March 31, 2014) on a daily basis. The remaining balance on the accounts receivable line ($394,988) as of March 31, 2014 must be repaid by the time the secured credit facility expires on June 11, 2014, or the Company renews by automatic extension for the next successive 6 month term.

On March 19, 2014, TransTech entered into a Secured Promissory Note for $105,000 with BFI Finance Corp. This Note provides for prime interest of 4.5% (currently 4.5%), plus 2.5%. The $105,000 is repayable at $35,000 per month starting April 5, 2014, with a maturity of June 12, 2014. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including all assets of Visualant. Visualant believes any default would be satisfied by the assets of TransTech.

OPERATING ACTIVITIES

Net cash used in operating activities for the six months ended March 31, 2014 was $837,000. This amount was primarily related to a net loss of $2,561,000, offset by a reduction in account receivable of $150,000, a reduction in inventory of $109,000 and non-cash expenses of $1,420,000, including (i) depreciation and amortization of $196,000; (ii) stock based compensation of $46,000; (iii) loss on change- derivative liability warrants of $1,179,000; and (iv) other of ($1,000). The loss on change- derivative liability warrants relates to derivative instruments included in the June 2013 Private Placement and the November 2013 IDMC Services and License Agreement.

INVESTING ACTIVITIES

Net cash provided by investing activities for the six months ended March 31, 2014 was $1,000. This amount was primarily related to capital expenditures of $1,000, offset by proceeds from the sale of equipment of $2,000.

FINANCING ACTIVITIES

Net cash used in financing activities for the six months ended March 31, 2014 was $154,000. This amount was primarily related to proceeds from notes payable- related party of $405,000, offset by repayment of debt of $251,000.  Ronald P. Erickson, our Chief Executive Officer, or entities affiliated with Mr. Erickson provided or guaranteed $405,000 related to Notes Payable during the six months ended March 31, 2014.

Our contractual cash obligations as of March 31, 2014 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$129,807	$69,266	$60,541	$0	$0
Notes payable	908,928	908,300	628	0	0
Capital expenditures	375,000	75,000	150,000	150,000	0
	$1,413,735	$1,052,566	$211,169	$150,000	$0

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee: While we have an audit committee, we lack a financial expert. During 2014, the Board expects to appoint an additional independent Director to serve as Audit Committee Chairman who is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002. In addition, this Director is expected to strengthen our governance processes. We are using external service providers to ensure compliance with the Securities and Exchange Commission requirements until we appoint the Audit Committee Chairman.

b) Changes In Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Although we secured financing in June 2013 as a result of its private placement with Special Situations Fund and other investors, the funds received by the Company in that transaction will not cover all debts. On January 10, 2014, we entered into a Demand Promissory Note with Mr. Erickson and/or entities in which Mr. Erickson has a beneficial interest in the total principal amount of $200,000 at an average annual interest rate of 3.0%. The Note was due March 31, 2014. On March 31, 2014, the due date was extended to June 30, 2014. On March 31, 2014, we entered into a Demand Promissory Note with Mr. Erickson and/or entities in which Mr. Erickson has a beneficial interest in the total principal amount of $350,000 at an average annual interest rate of 3.0%. The Note is due June 30, 2014.  We will need additional financing. If we raise additional capital through borrowing or other debt financing, we may incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. When we raise more equity capital in the future, it will result in substantial dilution to our current stockholders.

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of May 14, 2014, there were approximately 165.3 million shares of our common stock issued and outstanding.  If all 52,300,000 of the Series A Warrant shares and all 52,300,000 of the Series B Warrant shares that are covered by this prospectus and registration statement are issued upon exercise of all of such Warrants, approximately 276,500,000 of the Company’s currently authorized 500,000,000 shares of common stock will be issued and outstanding.

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

In addition, as of May 14, 2014, there are also options outstanding for the purchase of 13.1 million common shares at a $0.125 average strike price, and warrants for the purchase of 127.6 million common shares at a $0.175 average exercise price.

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

WE MAY INCUR LOSSES IN THE FUTURE.

We have experienced net losses since inception. As of March 31, 2014, we had an accumulated deficit of $21.9 million. There can be no assurance that we will achieve or maintain profitability.

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

OUR SERVICES AND LICENSE AGREEMENT WITH INVENTION DEVELOPMENT MANAGEMENT COMPANY, LLC
IS IMPORTANT TO OUR OPERATIONS

On November 11, 2013, we entered into a Services and License Agreement with Invention Development Management Company, L.L.C., a Delaware limited liability company. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors, partners with pioneering companies and invests both expertise and capital in the process of invention.

The Agreement requires IDMC to identify and engage investors to develop new applications of the Company’s ChromaID™ development kits, present the developments to the Company for approval, and file at least ten (10) patent applications to protect the developments. IDMC is responsible for the development and patent costs. We are providing the development kits to IDMC at no cost and are providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property we agreed to delay the selling of the ChromaID development kits for 140 days except for certain select accounts. We continued our business development efforts during this period and have worked with IDMC and their global business development services to secure potential customers and licensees for its technology. We shipped twenty ChromaID F12 Lab Kits to inventors in the IDMC network during December 2013.

We received a worldwide, nontransferable, exclusive license to the licensed IP developed under this Agreement, during the term of the Agreement, and solely within the identification, authentication and diagnostics field of use, to (a) make, have made, use, import, sell and offer for sale products and services; (b) make improvements; and (c) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

We received a nonexclusive and nontransferrable option to acquire a worldwide, nontransferrable, nonexclusive license to the useful IP held by IDMC within the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer to sell products and services and (b) grant sublicenses to any and all of the foregoing rights. The option to acquire this license may be exercised for up to two years from the effective date of the Agreement.

IDMC is providing global business development services to the Company, including present Visualant IP and any licensed IP, if applicable, to potential customers, licensees, and distributors in markets or geographies not being pursued by Visualant. Also, IDMC introduced Visualant potential customers, licensees, or distributors for the purpose of identifying and closing a license, sale, or distribution deal or other monetization event.

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

Failure to operate in accordance with the Services and License Agreement could result in the cancellation of this agreement.

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

THE COMPANY DOES NOT HAVE A FULL-TIME CHIEF FINANCIAL OFFICER AND THE COMPANY’S CHIEF FINANCIAL OFFICER HAS COMMITMENTS TO OTHER COMPANIES.

The Company’s Chief Financial Officer, Mark Scott, also serves as the Chief Financial Officer of one other company.  At this time, the Company does not require a full-time Chief Financial Officer but as the Company’s operations increase, it will consider retaining a full-time CFO.

Mr. Scott serves as a consulting CFO for Sonora Resources Corp. Sonora do not require any specific time commitment from Mr. Scott, and his work for this company is on an as-needed basis.  Mr. Scott works in excess of forty hours per week on for Visualant and he is able to accommodate all companies’ needs at this time.  Sonora is aware of Mr. Scott’s employment by the Company and Sonora does do not rely on Mr. Scott to identify or secure funding sources for their operations.  If, however, the needs of the Company or Sonora should change in the future requiring Mr. Scott to devote more time and/or requiring him to assist with identifying or securing funding sources, it could create material conflicts regarding the decisions he must make in allocating his time and the funding sources he might identify among the companies who employ him, which could have a material adverse effect on our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered sales of equity securities during the three months ended March 31, 2013.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)	Exhibits

10.1	Demand Promissory Note dated January 10, 2014 by and between Visualant, Inc. and J3E2A2Z LP. Attached as an exhibit to the Company’s Form 8-K dated January 10, 2014 and filed with the SEC on January 15, 2014, and hereby incorporated by reference.

10.2	Secured Promissory Note dated March 19, 2014 by and between TransTech System, Inc. and BFI Finance. Attached herewith.

10.3	Letter Agreement dated March 19, 2014. Attached herewith.

10.4	Demand Promissory Note dated March 31, 2014 by and between Visualant, Inc. and J3E2A2Z LP. Attached as an exhibit to the Company’s Form 8-K dated March 31, 2014 and filed with the SEC on April 3, 2014, and hereby incorporated by reference.

10.5	Amendment to Demand Promissory Note dated March 31, 2014 by and between Visualant, Inc. and J3E2A2Z LP. Attached as an exhibit to the Company’s Form 8-K dated March 31, 2014 and filed with the SEC on April 3, 2014, and hereby incorporated by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. Attached herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. Attached herewith.

32.1	Section 906 Certifications. Attached herewith.

32.2	Section 906 Certifications. Attached herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)

(1) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INCORPORATED

(Registrant)

Date: May 14, 2014	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)