Form 10-Q
period 2014-06-30
VISUALANT INC
filed 2014-08-14
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of August 14, 2014: 167,163,674  shares

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	September 30, 2013
ASSETS		(audited)

CURRENT ASSETS:
Cash and cash equivalents	$78,837	$747,129
Accounts receivable, net of allowance of $40,750 and $40,750, respectively	900,272	1,007,074
Prepaid expenses	31,920	56,531
Inventories	523,603	600,790
Refundable tax assets	32,466	29,773
Total current assets	1,567,098	2,441,297

EQUIPMENT, NET	392,153	427,215

OTHER ASSETS
Intangible assets, net	516,460	770,882
Goodwill	983,645	983,645
Other assets	6,161	6,161

TOTAL ASSETS	$3,465,517	$4,629,200

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$2,323,940	$2,301,149
Accounts payable - related parties	55,064	66,025
Accrued expenses	21,683	80,926
Accrued expenses - related parties	343,033	-
Derivative liability - warrants	3,366,059	4,184,000
Notes payable - current portion of long term debt	985,128	753,129
Total current liabilities	7,094,907	7,385,229

LONG TERM LIABILITIES:
Long term debt	-	1,894

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.001 par value, 500,000,000 shares authorized, 167,163,674
and 165,263,674 shares issued and outstanding at 3/31/14 and 9/30/13, respectively	167,164	165,264
Additional paid in capital	17,907,533	17,565,568
Accumulated deficit	(21,776,800)	(20,537,825)
Total stockholders' deficit	(3,702,103)	(2,806,993)
Noncontrolling interest	72,713	49,070

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,465,517	$4,629,200

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

REVENUE	$2,021,028	$2,060,250	$5,923,483	$6,333,552
COST OF SALES	1,709,848	1,642,240	4,965,960	4,807,196
GROSS PROFIT	311,180	418,010	957,523	1,526,356
RESEARCH AND DEVELOPMENT EXPENSES	165,880	341,231	570,754	720,022
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	780,699	1,018,083	2,376,716	3,570,911
OPERATING LOSS	(635,399)	(941,304)	(1,989,947)	(2,764,577)

OTHER INCOME (EXPENSE):
Interest expense	(27,316)	(38,605)	(68,438)	(154,642)
Other income	8,610	5,296	22,419	25,206
Gain (loss) on change - derivative liability warrants	1,996,829	(1,448,710)	817,941	(1,448,710)
Loss on purchase of warrants and additional investment right	-	-	-	(1,150,000)
Total other income (expense)	1,978,123	(1,482,019)	771,922	(2,728,146)

LOSS BEFORE INCOME TAXES	1,342,724	(2,423,323)	(1,218,025)	(5,492,723)

Income taxes - current benefit	3,109	(13,910)	(2,693)	(30,045)

NET LOSS	1,339,615	(2,409,413)	(1,215,332)	(5,462,678)

NONCONTROLLING INTEREST	3,109	(6,476)	23,643	(14,802)

NET (LOSS) ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES COMMON SHAREHOLDERS	$1,336,506	$(2,402,937)	$(1,238,975)	$(5,447,876)

Basic and diluted income (loss) per common share attributable to Visualant, Inc. and subsidiaries common shareholders-
Basic and diluted income (loss) per share	$0.01	$(0.02)	$(0.01)	$(0.05)

Weighted average shares of common stock outstanding- basic and diluted	166,152,685	124,638,584	165,560,011	108,181,494

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,215,332)	$(5,462,678)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	288,995	303,270
Issuance of capital stock for services and expenses	60,000	254,500
Issuance of warrants for services and expenses	57,150	25,000
Issuance of capital stock for accrued liabilities	160,000	136,630
Stock based compensation	66,715	227,335
Gain on sale of assets	(2,636)	(10,572)
(Gain) loss on change - derivative liability warrants	(817,941)	1,448,710
Loss on purchase of warrants and additional investment right	-	850,000
Provision for losses on accounts receivable	36	29,281
Changes in operating assets and liabilities:
Accounts receivable	106,766	301,700
Prepaid expenses	24,611	159,515
Inventory	77,187	(345,937)
Accounts payable - trade and accrued expenses	295,620	264,039
Deferred revenue	-	(666,667)
Income tax receivable	(2,693)	(729)
CASH (USED IN) OPERATING ACTIVITIES	(901,522)	(2,486,603)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(23,746)
Proceeds from sale of equipment	3,125	12,201
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	3,125	(11,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	(267,460)	109,337
Proceeds from notes payable	200,000	-
Proceeds from notes payable- related party	300,000	-
Repayment of debt	-	(1,899,500)
Proceeds from the issuance of common stock	-	4,852,372
Repayments of capital leases	(2,435)	(10,199)
Change in noncontrolling interest	-	14,802
NET CASH PROVIDED BY FINANCING ACTIVITIES	230,105	3,066,812

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(668,292)	568,664

CASH AND CASH EQUIVALENTS, beginning of period	747,129	1,141,165

CASH AND CASH EQUIVALENTS, end of period	$78,837	$1,709,829

Supplemental disclosures of cash flow information:
Interest paid	$35,751	$109,545
Taxes paid	$-	$-

Non-cash investing and financing activities:
Debenture converted to common stock	$-	$750,000
Note payable issued for additional investment right	$-	$850,000

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

On November 11, 2013, the Company entered into a Services and License Agreement with Invention Development Management Company (“IDMC”), L.L.C., a Delaware limited liability company. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors, partners with pioneering companies and invests both expertise and capital in the process of invention. The Company shipped twenty ChromaID F12 Lab Kits inventors in the IDMC network during December 2013 and January 2014.

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

To date, the Company been issued six patents by the United States Office of Patents and Trademarks.  See Note 4 for more detailed information regarding the Company’s patents and business.

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

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2014, our accumulated deficit was $21,776,800.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and currently from loans from Ronald P. Erickson, our Chief Executive Officer. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2013 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

3.	SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).

The unaudited consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.

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

INVENTORIES - Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $10,000 reserve for impaired inventory as of June 30, 2014 and September 30, 2013.

EQUIPMENT - Equipment consists of machinery, leasehold improvements, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 2-10 years, except for leasehold improvements which are depreciated over 5-20 years.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY – The Company amortizes the intangible assets and intellectual property acquired in connection with the acquisition of TransTech, over sixty months on a straight - line basis, which was the time frame that the management of the Company was able to project forward for future revenue, either under agreement or through expected continued business activities.  Intangible assets and intellectual property acquired from RATLab LLC and Javelin are recorded likewise. The Company performs annual assessments and has determined that no impairment is necessary. On June 7, 2011, the Company closed the acquisition of all Visualant related assets of the RATLab LLC, namely the rights to the medical field of use of the Chroma ID technology. On July 31, 2012, the Company closed the acquisition of all rights to the ChromaID technology in the environmental field of use from Javelin LLC.

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

Derivative Instruments – Warrants with the June 2013 Private Placement

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	June 30, 2014

Liabilities:
Derivative Instruments - Warrants	$-	$2,928,800	$-	$2,928,800

Total	$-	$2,928,800	$-	$2,928,800

Liabilities measured at fair value on a recurring basis are summarized as follows:

June 30, 2014
Market price and estimated fair value of common stock:	$0.080
Exercise price	$0.15-0.20
Expected term (years)	3-5 years
Divident yield	-
Expected volatility	76%
Risk-free interest rate	0.78%

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

The proceeds from the Private Placement were allocated between the Common Shares and the Warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date at June 14, 2013, resulting in the aggregate amount of $2,494,710 to the Stockholders’ Equity and $2,735,290 to the warrant derivative.  The Company recognized $1,448,710 of other expense resulting from the increase in the fair value of the warrant liability at September 30, 2013. During the nine months ended June 30, 2014, the Company recognized $1,255,200 of other income resulting from the decrease in the fair value of the warrant liability at June 30, 2014.

Derivative Instruments – Warrant with the November 2013 IDMC Services and License Agreement

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	June 30, 2014

Liabilities:
Derivative Instruments - Warrants	$-	$437,259	$-	$437,259

Total	$-	$437,259	$-	$437,259

Liabilities measured at fair value on a recurring basis are summarized as follows:

June 30, 2014
Market price and estimated fair value of common stock:	0.08
Exercise price	0.20
Expected term (years)	5
Divident yield	-
Expected volatility	76%
Risk-free interest rate	0.78%

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

During the nine months ended June 30, 2014, the Company recognized $437,259 of other expense related to the IDMC warrant.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at June 30, 2014 and September 30, 2013 based upon the short-term nature of the assets and liabilities.

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

INCOME TAXES - Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of June 30, 2014 and September 30, 2013, the Company had refundable tax assets related to TransTech of $32,466 and $29,773, respectively.

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of June 30, 2014, there were options outstanding for the purchase of 13,100,000 common shares, warrants for the purchase of 128,555,286 common shares which could potentially dilute future earnings per share As of June 30, 2013, there were options outstanding for the purchase of 11,005,000 common shares, warrants for the purchase of 112,357,050 common shares, and an undetermined number shares of common stock related to convertible debt, which could potentially dilute future earnings per share.

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

Nine months ended June 30, 2014- $570,754
Year ended September 30, 2013- $1,169,281
Year ended September 30, 2012-   $176,944

The Company employs two individuals and utilizes contractors at other suppliers for its research and development.

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

Services and License Agreement with Invention Development Management Company, L.L.C.

On November 11, 2013, the Company entered into a Services and License Agreement with Invention Development Management Company, L.L.C. (“IDMC”), a Delaware limited liability company. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors, partners with pioneering companies and invests both expertise and capital in the process of invention.

The Agreement requires IDMC to identify and engage investors to develop new applications of the Company’s ChromaID™ development kits, present the developments to the Company for approval, and file at least ten (10) patent applications to protect the developments. IDMC is responsible for the development and patent costs. The Company provided the development kits to IDMC at no cost and is providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property the Company delayed the selling of the ChromaID development kits for 140 days except for certain select accounts. The Company has continued its business development efforts during this period and has worked with IDMC and their global business development services to secure potential customers and licensees for its technology. The Company shipped twenty ChromaID F12 Lab Kits to inventors in the IDMC network during December 2013 and January 2014.

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

Accounts receivable were $900,272 and $1,007,074, net of allowance, as of June 30, 2014 and September 30, 2013, respectively. The Company had one customer (10.1%) in excess of 10% of our consolidated revenues for the nine months ended June 30, 2014. The Company had one customers (16.4%) with accounts receivable in excess of 10% as of June 30, 2014. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

8.	INVENTORIES

Inventories were $523,603 and $600,790 as of June 30, 2014 and September 30, 2013, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale for TransTech and ChromaID scanning devices. There is a $10,000 reserve for impaired inventory as of June 30, 2014 and September 30, 2013.

9.	FIXED ASSETS

Property and equipment as of June 30, 2014 consisted of the following:

	Estimated	June 30, 2014
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$115,914	$87,038	$202,952
Leasehold improvements	5-20 years	603,612	-	603,612
Furniture and fixtures	3-10 years	77,039	101,260	178,299
Software and websites	3- 7 years	63,783	44,849	108,632
Less: accumulated depreciation		(476,656)	(224,686)	(701,342)
		$383,692	$8,461	$392,153

Fixed assets, net of accumulated depreciation, were $392,153 and $427,215 as of June 30, 2014 and September 30, 2013, respectively. Accumulated depreciation was $701,342 and $663,213 as of June 30, 2014 and September 30, 2013, respectively. Total depreciation expense was $26,681 and $49,160 for the nine months ended June 30, 2014 and 2013, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

10.	INTANGIBLE ASSETS

Intangible assets as of June 30, 2014 and September 30, 2013 consisted of the following:

	Estimated	June 30,	September 30,
	Useful Lives	2014	2013

Customer contracts	5 years	$983,645	$983,645
Technology	5 years	712,500	$712,500
Less: accumulated amortization		(1,179,685)	(925,263)
Intangible assets, net		$516,460	$770,882

Total amortization expense was $254,442 for the nine months ended June 30, 2014 and 2013, respectively.

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

The fair value of the Javelin intellectual property acquired was $262,500 estimated by using a discounted cash flow approach based on future economic benefits associated with the assets acquired. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results.

11.	ACCOUNTS PAYABLE

Accounts payable were $2,323,940 and $2,301,149 as of June 30, 2014 and September 30, 2013, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.  The Company had 2 vendors (27.0% and 16.4%) with accounts payable in excess of 10% of its accounts payable as of June 30, 2014. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

12.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of June 30, 2014 and September 30, 2013 consisted of the following:

	June 30,	September 30,
	2014	2013

BFI Business Finance Secured Credit Facility	$481,863	$749,323
Note payable to Umpqua Bank	200,000	-
Note payable to J3E2A2Z LP - related party	300,000	-
TransTech capitalized leases, net of capitalized interest	3,265	5,700
Total debt	985,128	755,023
Less current portion of long term debt	(985,128)	(753,129)
Long term debt	$-	$1,894

BFI Finance Corp Secured Credit Facility

The Company finances its TransTech operations from operations and a Secured Credit Facility with BFI Finance Corp. On December 9, 2008 TransTech Systems, Inc. entered into a $1,000,000 secured credit facility with BFI Business Finance to fund its operations.   On June 12, 2014, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, Inc., including all assets of Visualant. Visualant believes any default would be satisfied by the assets of TransTech. Availability under this Secured Credit ranges from $0 to $175,000 ($80,589 as of June 30, 2014) on a daily basis. The remaining balance on the accounts receivable line ($481,863) as of June 30, 2014 must be repaid by the time the secured credit facility expires on December 11, 2014, or the Company renews by automatic extension for the next successive six month term.

Note Payable to Umpqua Bank/ Ronald P. Erickson or J3E2A2Z LP

On December 19, 2013, the Company entered into a $200,000 Note Payable with Umpqua Bank.  The Note Payable has a maturity date of December 31, 2014 and provides for interest of 2.79%, subject to adjustment annually. The cash from the Note Payable was received on January 14, 2014.  Related to this Note Payable and in the case of a default by the Company, the Company entered into a Demand Promissory Note on January 10, 2014 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest, for $200,000. The Note provides for interest of 3% per annum and was due March 31, 2014. On March 31, 2014, the Company entered into an Amendment to the Demand Promissory Note dated January 10, 2014 The Amendment to the January 10, 2014 Note extended the due date of this from March 31, 2014 to June 30, 2014. On July 17, 2014, the Company entered into an Amendment 2 to the Demand Promissory Note dated January 10, 2014 and as Amended on March 31, 2014. The Amendment 2 to the Demand Promissory Note for $200,000 extended the due date from June 30, 2014 to September 30, 2014. The Note provides for interest of 3% per annum and provides for a second lien on company assets if not repaid by September 30, 2014 or converted into convertible debentures or equity on terms acceptable to the Holder. The Company has accrued interest of $2,827 as of June 30, 2014.

Note Payable to Ronald P. Erickson or J3E2A2Z LP

On March 31, 2014, the Company entered into a Demand Promissory Note with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest, for $300,000. The March 31, 2014 Note provides for interest of 3% per annum and was due June 30, 2014. On July 17, 2014, the Company entered into an Amendment to Demand Promissory Note. The Amendment to Demand Promissory Note for $300,000 extended the due date of this from June 30, 2014 to September 30, 2014. The Note provides for interest of 3% per annum and provides for a second lien on company assets if not repaid by September 30, 2014 or converted into convertible debentures or equity on terms acceptable to the Holder. The Company has accrued interest of $2,244 as of June 30, 2014.

Aggregate maturities for notes payable, capitalized leases and long term debt by year are as follows:

Years Ended June 30,	Total
2014	$985,128
2015	-
2016	-
2017	-
2018	-
Total	$985,128

13.	EQUITY

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

The following equity issuances occurred during the nine months ended June 30, 2014:

On May 15, 2014, the Company issued 1,600,000 shares of common stock to White Oak Capital LLC related to a conversion under a 7% Convertible Debenture. The shares were valued at $160,000 or $0.10 per share.

On June 12, 2014, the Company issued 300,000 shares of common stock to Dynasty Wealth, Inc. related to Financial Public Relations Group dated June 9, 2014. The shares were valued at $60,000 or $0.20 per share.

The following warrant issuances occurred during the nine months ended June 30, 2014:

On November 11, 2013, the Company issued to IDMC a warrant to purchase up to 14,575,286 shares of common stock at twenty cents ($0.20) per share pursuant to the Warrant to Purchase Common Stock. The Warrant expires November 10, 2018 and the per share price is subject to adjustment. During the nine months ended June 30, 2014, the Company recognized $437,259 of other expense related to the IDMC warrant.

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

On June 11, 2014, the Company issued a warrant to purchase 500,000 shares of common stock to Designsense Ltd, a supplier, at twenty cents ($0.20) per share. The Warrant expires June 10, 2017.

On June 11, 2014, the Company issued a warrant to purchase 250,000 shares of common stock to Alan Tompkins, a supplier, at twenty cents ($0.20) per share. The Warrant expires June 10, 2017.

On June 12, 2014, the Company issued a warrant to purchase 200,000 shares of common stock to Dynasty Wealth, Inc. related to Financial Public Relations Group dated June 9, 2014 at twenty cents ($0.20) per share. The Warrant expires June 11, 2017.

During the nine months ended June 30, 2014, warrants totaling 1,677,050 shares of common shares at the average purchase price of $0.309 per share expired.

During the nine months ended June 30, 2014, the Company expensed $57,150 related to warrants.

A summary of the warrants issued as of June 30, 2014 were as follows:

	June 30, 2014
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	113,507,050	$0.307
Issued	16,725,286	0.200
Exercised	-	-
Forfeited	-	-
Expired	(1,677,050)	(0.309)
Outstanding at end of period	128,555,286	$0.175
Exerciseable at end of period	128,555,286

A summary of the status of the warrants outstanding as of June 30, 2014 is presented below:

	June 30, 2014
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
6,330,000	3.39	$0.10-013	6,330,000	$0.10-013
52,300,000	3.88	0.150	52,300,000	0.150
69,925,286	3.96	0.200	69,925,286	0.200

128,555,286	3.92	0.175	128,555,286	0.175

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended June 30, 2014 were as follows:

Assumptions
Dividend yield	0%
Expected life	3
Expected volatility	90%
Risk free interest rate	0.7%

There is no aggregate intrinsic value of the vested warrants as of June 30, 2014.

14.	STOCK OPTIONS

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

Stock Option Activity

During the nine months ended June 30, 2014, two employees of TransTech, forfeited stock option grants for 30,000 shares of common stock at $0.22 per share.

On April 2, 2014, the Company issued stock option grants to two employees totaling 395,000 shares at $0.10 per share. The grants vest quarterly over three years and expire on April 1, 2019.

There are currently 13,100,000 options to purchase common stock at an average exercise price of $0.125 per share outstanding at June 30, 2014 under the 2011 Stock Incentive Plan. The Company recorded $66,715 and $221,692 of compensation expense, net of related tax effects, relative to stock options for the nine months ended June 30, 2014 and 2013 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00).

Stock option activity for the three months ended June 30, 2014 and the year ended December 31, 2013 and 2012:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2011	6,920,000	$0.296	$2,050,800
Granted	2,200,000	0.104	229,000
Exercised	-	-	-
Forfeitures	(3,200,000)	0.470	(1,503,000)
Outstanding as of September 30, 2012	5,920,000	0.131	776,800
Granted	6,830,000	0.122	836,000
Exercised	-	-	-
Forfeitures	(15,000)	0.240	(3,600)
Outstanding as of September 30, 2013	12,735,000	0.126	1,609,200
Granted	395,000	-	39,500
Exercised	-	-	-
Forfeitures	(30,000)	0.217	(6,500)
Outstanding as of June 30, 2014	13,100,000	$0.125	$1,642,200

The following table summarizes information about stock options outstanding and exercisable at June 30, 2014:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
0.090	500,000	6.00 years	$0.090	500,000	$0.090
0.100	4,020,000	5.86 years	0.100	2,379,166	0.100
0.120	200,000	.25 years	0.120	166,666	0.120
0.130	5,100,000	4.72 years	0.130	4,333,332	0.130
0.150	3,100,000	5.90 years	0.150	3,100,000	0.150
0.240	180,000	1.13 years	0.240	180,000	0.240
	13,100,000	5.23 years	$0.125	10,659,164	$0.134

There is no aggregate intrinsic value of the exercisable options as of June 30, 2014.

15.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Notes Payable to Ronald P. Erickson

See Note 12 and 17 for Notes Payable to Ronald P. Erickson, our Chief Executive Officer Chief and/or entities in which Mr. Erickson has a beneficial interest. In addition, the Company recorded advances from Mr. Erickson of $306,588 as of June 30, 2014 as accrued liabilities – related parties.

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

Years Ended June 30,	Total
2014	$65,292
2015	38,008
2016	-
2017	-
2018	-
Beyond	-
Total	$103,300

17. SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to June 30, 2014, the following material transactions occurred:

On July 17, 2014, the Company entered into a Demand Promissory Note for $300,000 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. The July 17, 2014 Note provides for interest of 3% per annum and is due September 30, 2014. The Note provides for a second lien on company assets if not repaid by September 30, 2014 or converted into convertible debentures or equity on terms acceptable to the Holder. The Company has borrowed $275,000 under this Note as of July 17, 2014.

On July 17, 2014, the Company entered into an Amendment to Demand Promissory Note dated March 31, 2014 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. The Amendment to Demand Promissory Note for $300,000 extended the due date of this from June 30, 2014 to September 30, 2014. The Note provides for interest of 3% per annum and provides for a second lien on company assets if not repaid by September 30, 2014 or converted into convertible debentures or equity on terms acceptable to the Holder.

On July 17, 2014, the Company entered into an Amendment 2 to the Demand Promissory Note dated January 10, 2014 and as Amended on March 31, 2014 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. The Amendment 2 to the Demand Promissory Note for $200,000 extended the due date from June 30, 2014 to September 30, 2014. The Note provides for interest of 3% per annum and provides for a second lien on company assets if not repaid by September 30, 2014 or converted into convertible debentures or equity on terms acceptable to the Holder.

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

The following summarizes our plans for our ChromaID™ technology. Based on our expenditures on this technology, the management effort and the Intellectual Venture relationship, we expect our ChromaID™ technology to provide the majority of net revenues in future years from product sales, licenses, royalties and other revenue streams as discussed in the Business section. TransTech currently provides the majority of our net revenues. There is no government regulation of our business at this time.

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

Nine months ended June 30, 2014- $570,754
Year ended September 30, 2013- $1,169,281
Year ended September 30, 2012-   $176,944

We employ two individuals and utilize contractors at other suppliers for our research and development.

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

Services and License Agreement with Invention Development Management Company, L.L.C.

On November 11, 2013, we entered into a Services and License Agreement with Invention Development Management Company, L.L.C., a Delaware limited liability company. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors, partners with pioneering companies and invests both expertise and capital in the process of invention.

The Agreement requires IDMC to identify and engage investors to develop new applications of the Company’s ChromaID™ development kits, present the developments to the Company for approval, and file at least ten (10) patent applications to protect the developments. IDMC is responsible for the development and patent costs. We provided the development kits to IDMC at no cost and are providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property we delayed the selling of the ChromaID development kits for 140 days except for certain select accounts. We have continued our business development efforts during this period and have worked with IDMC and their global business development services to secure potential customers and licensees for its technology. We shipped twenty ChromaID F12 Lab Kits to inventors in the IDMC network during December 2013 and January 2014.

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

(dollars in thousands)

	Three Months Ended June 30,
	2014	2013	$ Variance	% Variance

Revenue	$2,021	$2,060	$(39)	-1.9%
Cost of sales	1,710	1,642	68	-4.1%
Gross profit	311	418	(107)	-25.6%
Research and development expenses	166	341	(175)	51.3%
Selling, general and administrative expenses	781	1,018	(237)	23.3%
Operating loss	(636)	(941)	305	32.4%
Other income (expense):
Interest expense	(27)	(38)	11	28.9%
Other income	9	5	4	80.0%
Gain (loss) on change - derivative liability warrants	1,997	(1,449)	3,446	237.8%
Total other income (expense)	1,979	(1,482)	3,461	233.5%
Income (loss) before income taxes	1,343	(2,423)	3,766	155.4%
Income taxes - current benefit	3	(14)	17	121.4%
Net income (loss)	1,340	(2,409)	3,749	155.6%
Non-controlling interest	3	(6)	9	150.0%
Net income (loss) attributable to Visualant, Inc. common shareholders	$1,337	$(2,403)	$3,740	155.6%

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

SALES

Net revenue for the three months ended June 30, 2014 decreased $39,000 to $2,021,000 as compared to $2,060,000 for the three months ended June 30, 2013. The decrease was due to increased sales of $128,000 at TransTech, offset by a reduction of $167,000 at Visualant in license revenue from Sumitomo. Sumitomo paid the Company an initial payment of $1 million under a License Agreement dated May 31, 2012 providing Sumitomo with an exclusive license of our technology in identified Asian territories. This license revenue was fully recognized by May 31, 2013. The TransTech increase primarily resulted from the release of new products, including radio frequency and asset tracking and kiosk printer products and sales to an aerospace company.

COST OF SALES

Cost of sales for the three months ended June 30, 2014 increased $68,000 to $1,710,000 as compared to $1,642,000 for the three months ended June 30, 2013. The increase was due to increased sales and product mix at TransTech.

Gross margin was $311,000 from TransTech as compared to $418,000 for the three months June 30, 2013.The gross margin was 15.4% for the three months ended June 30, 2014 as compared to 20.3% for the three months ended June 30, 2013. The decrease relates to the reduction in Sumitomo license revenue, offset by an increase in TransTech gross margin from 13.3% to 15.4% related to the release of new products, including radio frequency and asset tracking and kiosk printer products.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended June 30, 2014 decreased $175,000 to $166,000 as compared to $341,000 for the three months ended June 30, 2013. The decrease was due to reduced expenditures for suppliers related to the commercialization of Visualant’s ChromaID technology as result of the Services and License Agreement with IDMC.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 2014 decreased $237,000 to $781,000 as compared to $1,018,000 for the three months ended June 30, 2013. The decrease was due to reduced legal expenses of ($176,000), reduced expenses at TransTech ($64,000), and an increase in other general expenses ($3,000). The reduction in legal expenses related to reduced expenses. The decrease in TransTech expenses related to the departure of James Gingo at TransTech. As part of the selling, general and administrative expenses for the three months ended June 30, 2014, we incurred investor relation expenses of $14,000 and business development expenses of $93,000.

OTHER INCOME/EXPENSE

Other income for the three months ended June 30, 2014 was $1,997,000 as compared to other expense of $1,482,000 for the three months ended June 30, 2013. The income and expenses for the three months ended June 30, 2014 included $27,000 for interest expense, offset by gain on change – derivative liability warrants of $1,997,000 and other income of $9,000. The gain on change- derivative liability warrants is the non-cash change in the fair value and relates to derivative instruments included in the June 2013 Private Placement and the November 2013 IDMC Services and License Agreement.

The other expense for the three months ended June 30, 2013 included interest expense of $38,000 and loss on change – derivative liability warrants of $1,449,000, offset by other income of $5,000.  The loss on change- derivative liability warrants is the non-cash change in the fair value and relates to derivative instruments included in the June 2013 Private Placement.

NET INCOME (LOSS)

Net income for the three months ended June 30, 2014 was $1,340,000 as compared to a net loss of $2,409,000 for the three months ended June 30, 2013 for the reasons discussed above. The net loss for the three months ended June 30, 2014 included non-cash income of $1,607,000, including (i) depreciation and amortization of $93,000; and (ii) stock based compensation share and warrant issuances of $298,000; offset by (iii) gain on change- derivative liability warrants of ($1,997,000); and (iv) other income of $1,000. TransTech net loss from operations was $36,000 for the three months ended June 30, 2014 as compared to a net loss of $163,000 for the three months ended June 30, 2013.

The net loss for the three months ended June 30, 2013 included non-cash expenses of $1,624,000 consisting of (i) depreciation and amortization of $100,000; (ii) issuance of shares for services and stock based compensation of $46,000; (iv) loss on change- derivative liability warrants of $1,449,000; and (v) other expenses of $29,000.

We expect losses to continue as we commercialize our ChromaID™ technology.

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Nine Months Ended June 30,
	2014	2013	$ Variance	% Variance

Revenue	$5,923	$6,334	$(411)	-6.5%
Cost of sales	4,965	4,807	158	-3.3%
Gross profit	958	1,527	(569)	-37.3%
Research and development expenses	571	720	(149)	20.7%
Selling, general and administrative expenses	2,377	3,572	(1,195)	33.5%
Operating loss	(1,990)	(2,765)	775	28.0%
Other income (expense):
Interest expense	(68)	(154)	86	55.8%
Other income	22	25	(3)	-12.0%
Gain (loss) on change - derivative liability warrants	818	(1,449)	2,267	156.5%
Loss on purchase of warrants and additional investment rights	-	(1,150)	1,150	100.0%
Total other income (expense)	772	(2,728)	3,500	128.3%
Loss before income taxes	(1,218)	(5,493)	4,275	77.8%
Income taxes - current benefit	(3)	(30)	27	90.0%
Net loss	(1,215)	(5,463)	4,248	77.8%
Non-controlling interest	24	(15)	39	260.0%
Net loss attributable to Visualant, Inc. common shareholders	$(1,239)	$(5,448)	$4,209	77.3%

NINE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2013

SALES

Net revenue for the nine months ended June 30, 2014 decreased $411,000 to $5,923,000 as compared to $6,334,000 for the nine months ended June 30, 2013. The decrease was due to increased sales of $253,000 at TransTech and $3,000 at Visualant related to the first shipments of our ChromaID product, offset by a reduction of $667,000 in license revenue from Sumitomo. Sumitomo paid the Company an initial payment of $1 million under a License Agreement dated May 31, 2012 providing Sumitomo with an exclusive license of our technology in identified Asian territories. This license revenue was fully recognized by May 31, 2013. The TransTech increase primarily resulted from the release of new products, including radio frequency and asset tracking and kiosk printer products and sales to an aerospace company.

COST OF SALES

Cost of sales for the nine months ended June 30, 2014 increased $158,000 to $4,965,000 as compared to $4,807,000 for the nine months ended June 30, 2013. The increase was due to increased sales and product mix at TransTech.

Gross margin was $1,000 for our revenue and $957,000 from TransTech for a total of $958,000 as compared to $1,527,000 for the nine months ended June 30, 2013. The gross margin was 16.2% for the nine months ended June 30, 2014 as compared to 24.1% for the nine months ended June 30, 2013. The decrease relates to the reduction in Sumitomo license revenue, offset by and an increase in TransTech gross margin from 15.2% to 16.2% related to the release of new products, including radio frequency and asset tracking and kiosk printer products.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the nine months ended June 30, 2014 decreased $149,000 to $571,000 as compared to $720,000 for the nine months ended June 30, 2013. The decrease was due to reduced expenditures for suppliers related to the commercialization of Visualant’s ChromaID technology as result of the Services and License Agreement with IDMC.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended June 30, 2014 decreased $1,195,000 to $2,377,000 as compared to $3,572,000 for the nine months ended June 30, 2013. The decrease was due to reduced business development expenses ($168,000), reduced stock based compensation of ($361,000), reduced legal expenses of ($317,000), reduced expenses at TransTech ($280,000), and an increase in other general expenses ($69,000). The reduction in business development, stock based compensation and legal expenses related to reduced expenses. The decrease in TransTech expenses related to the departure of James Gingo at TransTech. As part of the selling, general and administrative expenses for the three months ended June 30, 2014, we incurred investor relation expenses of $81,000 and business development expenses of $129,000.

OTHER INCOME/EXPENSE

Other income for the nine months ended June 30, 2014 was $772,000 as compared to other expense of $2,728,000 for the nine months ended June 30, 2013. The expenses for the nine months ended June 30, 2014 included $68,000 for interest expense, offset by gain on change – derivative liability warrants of $818,000, offset other income of $22,000. The gain on change- derivative liability warrants relates to derivative instruments included in the June 2013 Private Placement and the November 2013 IDMC Services and License Agreement.

The other expense for the nine months ended June 30, 2013 included (i) $1,150,000 loss on the purchase of warrants and additional investment right; (ii) $154,000 for interest expense; (iii) loss on change – derivative liability warrants of $1,449,000; and offset (iv) by $25,000 in other income. On January 30, 2013, we entered into agreements with Gemini Master Fund, Ltd. and Ascendiant Capital Partners, LLC where we acquired certain warrant and additional investment rights related to Convertible Notes Payable dated May 19, 2011. The loss on change- derivative liability warrants relates to derivative instruments included in the June 2013 Private Placement.

NET LOSS

Net loss for the nine months ended June 30, 2014 was $1,215,000 as compared to a net loss of $5,463,000 for the nine months ended June 30, 2013 for the reasons discussed above. The net loss for the nine months ended June 30, 2014 non-cash expenses of $188,000, including (i) depreciation and amortization of $289,000; (ii) stock based compensation share and warrant issuances of $343,000; (iii) gain on change- derivative liability warrants of ($818,000); and (iv) other of ($2,000). TransTech net loss from operations was $31,000 for the nine months ended June 30, 2014 as compared to a net loss of $350,000 for the nine months ended June 30, 2013.

The net loss for the nine months ended June 30, 2013 included non-cash expenses of $3,264,000 consisting of (i) depreciation and amortization of $303,000; (ii) issuance of shares for services and stock based compensation of $643,000; (iii) loss on purchase of warrants and additional investment right of $850,000; (iv) loss on change – derivative liability warrants of $1,448,000; and (v) other expenses of $20,000.

We expect losses to continue as we commercialize our ChromaID™ technology.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $79,000 and net working capital deficit of approximately $2,162,000 (excluding the derivative liability- warrants of $3,366,000) as of June 30, 2014.  We expect losses to continue as we commercialize our ChromaID™ technology. Our cash used in operations for the nine months ended June 30, 2014 was $(902,000).

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

We finance our TransTech operations from operations and a Secured Credit Facility with BFI Finance Corp. On December 9, 2008 TransTech Systems, Inc. entered into a $1,000,000 secured credit facility with BFI Business Finance to fund its operations.   On June 12, 2014, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech with a guarantee by Visualant, including all assets of Visualant. Visualant believes any default would be satisfied by the assets of TransTech. Availability under this Secured Credit ranges from $0 to $175,000 ($80,589 as of June 30, 2014) on a daily basis. The remaining balance on the accounts receivable line ($481,863) as of June 30, 2014 must be repaid by the time the secured credit facility expires on December 11, 2014, or the Company renews by automatic extension for the next successive six month term.

OPERATING ACTIVITIES

Net cash used in operating activities for the nine months ended June 30, 2014 was $902,000. This amount was primarily related to a net loss of $1,215,000, non-cash expenses of $188,000, including (i) depreciation and amortization of $289,000; (ii) stock based compensation share and warrant issuances of $343,000; (iii) gain on change- derivative liability warrants of ($818,000); and (iv) other of ($2,000), offset by a reduction in account receivable of $107,000, a reduction in inventory of $77,000 and an increase in accounts payable and accrued liabilities of $296,000. The gain on change- derivative liability warrants relates to derivative instruments included in the June 2013 Private Placement and the November 2013 IDMC Services and License Agreement.

INVESTING ACTIVITIES

Net cash provided by investing activities for the nine months ended June 30, 2014 was $3,000. This amount was primarily related to proceeds from the sale of equipment of $3,000.

FINANCING ACTIVITIES

Net cash used in financing activities for the nine months ended June 30, 2014 was $230,000. This amount was primarily related to proceeds from notes payable- related party of $500,000, offset by repayment of debt of $267,000.  Ronald P. Erickson, our Chief Executive Officer, or entities affiliated with Mr. Erickson provided or guaranteed $500,000 related to Notes Payable during the nine months ended June 30, 2014.

Our contractual cash obligations as of June 30, 2014 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$103,300	$65,292	$38,008	$0	$0
Notes payable	985,128	985,128	-	-	-
Capital expenditures	375,000	75,000	150,000	150,000	-
	$1,463,428	$1,125,420	$188,008	$150,000	$0

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Although we secured financing in June 2013 as a result of its private placement with Special Situations Fund and other investors, the funds received by us in that transaction did not cover all debts. On July 17, 2014, we entered the following transactions with Ronald Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest; (i) a Demand Promissory Note for $300,000; (ii) an Amendment to Demand Promissory Note dated March 31, 2014 for $300,000; and (iii) Amendment 2 to the Demand Promissory Note dated January 10, 2014 and as Amended on March 31, 2014 for $200,000 extended the due date from June 30, 2014 to September 30, 2014. The Notes provide for a due date of September 30, 2014, interest of 3% per annum and a second lien on company assets if the notes are not repaid by September 30, 2014 or converted into convertible debentures or equity on terms acceptable to the Holder. In addition, Mr. Erickson has unreimbursed expenses totaling $98,000.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of August 14, 2014, there were approximately 167.2 million shares of our common stock issued and outstanding, stock options grants for the purchase of 13.1 million common shares at a $0.125 average strike price and warrants for the purchase of 126.6 million common shares at a $0.175 average exercise price. The Company may be obligated to issue up to 5.2 million additional placement agent warrants which have the potential to add additional shares to the total number of shares of common stock issued and outstanding.

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

WE MAY INCUR LOSSES IN THE FUTURE.

We have experienced net losses since inception. As of June 30, 2014, we had an accumulated deficit of $21.8 million. There can be no assurance that we will achieve or maintain profitability.

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

The Agreement requires IDMC to identify and engage investors to develop new applications of the Company’s ChromaID™ development kits, present the developments to the Company for approval, and file at least ten (10) patent applications to protect the developments. IDMC is responsible for the development and patent costs. We provided the development kits to IDMC at no cost and are providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property we delayed the selling of the ChromaID development kits for 140 days except for certain select accounts. We continued our business development efforts during this period and have worked with IDMC and their global business development services to secure potential customers and licensees for its technology. We shipped twenty ChromaID F12 Lab Kits to inventors in the IDMC network during December 2013 and January 2014.

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

OUR JOINT DEVELOPMENT AGREEMENT WITH SUMITOMO PRECISION PRODUCTS CO. LTD WAS IMPORTANT TO OUR OPERATIONS AND HAS EXPIRED.

On May 31, 2012, we entered into a Joint Research and Product Development Agreement with Sumitomo for the commercialization of our ChromaID technology. The term of the Joint Development Agreement expired December 31, 2013.  This Joint Development Agreement focused on the commercialization of our ChromaID™ technology. We have replaced Sumitomo with other suppliers.

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

THE COMPANY DOES NOT HAVE A FULL-TIME CHIEF FINANCIAL OFFICER AND THE COMPANY’S CHIEF FINANCIAL OFFICER HAS COMMITMENTS TO ANOTHER COMPANY.

Our Chief Financial Officer, Mark Scott, also serves as the Chief Financial Officer of one other company.  At this time, we does not require a full-time Chief Financial Officer but as the Company’s operations increase, it will consider retaining a full-time CFO.

Mr. Scott serves as a consulting CFO for GrowLife, Inc. Mr. Scott works in excess of forty hours per week for both companies and he is able to accommodate the needs of all companies at this time.  Both companies are aware of Mr. Scott’s employment and the companies do not rely on Mr. Scott to identify or secure funding sources for their operations.  If, however, the needs either Company should change in the future requiring Mr. Scott to devote more time and/or requiring him to assist with identifying or securing funding sources, it could create material conflicts regarding the decisions he must make in allocating his time and the funding sources he might identify among the companies who employ him, which could have a material adverse effect on our business.

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

During the three months ended June 30, 2014, we had the following unregistered sales of equity securities:

On May 15, 2014, we issued 1,600,000 shares of common stock to White Oak Capital LLC related to a conversion under a 7% Convertible Debenture. The shares were valued at $160,000 or $0.10 per share.

On June 12, 2014, we issued 300,000 shares of common stock to Dynasty Wealth, Inc. related to Financial Public Relations Group dated June 9, 2014. The shares were valued at $60,000 or $0.20 per share.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)	Exhibits

10.1	Demand Promissory Note dated March 31, 2014 by and between Visualant, Inc. and J3E2A2Z LP. Attached as an exhibit to the Company’s Form 8-K dated March 31, 2014 and filed with the SEC on April 3, 2014, and hereby incorporated by reference.

10.2	Amendment to Demand Promissory Note dated March 31, 2014 by and between Visualant, Inc. and J3E2A2Z LP. Attached as an exhibit to the Company’s Form 8-K dated March 31, 2014 and filed with the SEC on April 3, 2014, andhereby incorporated by reference.

10.3	Financial Public Relations Agreement dated June 9, 2014 by and between Visualant, Inc. and Dynasty Wealth, Inc. Attached herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. Attached herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. Attached herewith.

32.1	Section 906 Certifications. Attached herewith.

32.2	Section 906 Certifications. Attached herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)

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

VISUALANT, INCORPORATED

(Registrant)

Date: August 14, 2014	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)