Form 10-K
period 2014-09-30
VISUALANT INC
filed 2015-01-13
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

As of March 31, 2014 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $11,463,411.

As of January 13, 2015, the Company had 168,163,674 shares of common stock issued.

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

ITEM 1.    DESCRIPTION OF BUSINESS

THE COMPANY AND OUR BUSINESS

We were incorporated under the laws of the State of Nevada on October 8, 1998 with authorized common stock of 500,000,000 shares at $0.001 par value. On September 13, 2002, 50,000,000 shares of preferred stock with a par value of $0.001 were authorized by the shareholders.  There are no preferred shares issued and the terms have not been determined as of September 30, 2014. Our executive offices are located in Seattle, Washington.

The following summarizes our plans for our ChromaID™ technology. Based on our expenditures on this technology, the management effort and the Invention Development Management Company, L.L.C. relationship, we expect our ChromaID™ technology to provide the majority of net revenues in future years from product sales, licenses, royalties and other revenue streams as discussed in the Business section. TransTech currently provides the majority of our net revenues. There is no government regulation of our business at this time.

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

Our first product, the ChromaID Lab Kit, scans and identifies solid surfaces. We are marketing this product to customers who are considering licensing the technology. Target markets include, but are not limited to, commercial paint manufacturers, pharmaceutical equipment manufacturers, process control companies, currency paper and ink manufacturers, security card, reader, and scanner manufacturers, food processing companies, and many others.

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

Our research and development expenses were as follows:

Year ended September 30, 2014- $670,742
Year ended September 30, 2013- $1,169,281

Our research and development efforts are supported internally and through contractors at the RATLab LLC, the Invention Development Management Company LLC and other suppliers.

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

On November 21, 2014, we were issued US Patent No. 8,888,207 entitled “Systems, Methods, and Articles Related to Machine-Readable Indicia and Symbols” by the United States Office of Patents and Trademarks. The patent expires February 7, 2033.

We pursue an aggressive patent strategy to expand our unique intellectual property in the United States and other countries.

Services and License Agreement Invention Development Management Company, L.L.C.

On November 11, 2013, we entered into a Services and License Agreement with Invention Development Management Company, L.L.C. (“IDMC”), a Delaware limited liability company. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors, partners with pioneering companies and invests both expertise and capital in the process of invention. On November 19, 2014, we entered into an Amendment to Services and License Agreement with IDMC. This Amendment exclusively licenses ten filed patents to us.

The Agreement required IDMC to identify and engage investors to develop new applications of our ChromaID™ development kits, present the developments to us for approval, and file at least ten patent applications to protect the developments. IDMC is responsible for the development and patent costs. We provided the development kits to IDMC at no cost and is providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property we delayed the selling of the ChromaID development kits for 140 days except for certain select accounts. We have continued its business development efforts during this period and has worked with IDMC and their global business development services to secure potential customers and licensees for its technology. We shipped twenty ChromaID Lab Kits to inventors in the IDMC network during December 2013 and January 2014.

We received a worldwide, nontransferable, exclusive license to the licensed IP developed under this IDMC Agreement dated November 11, 2013, during the term of the Agreement, and solely within the identification, authentication and diagnostics field of use, to (a) make, have made, use, import, sell and offer for sale products and services; (b) make improvements; and (c) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

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

IDMC is providing global business development services to us or geographies not being pursued by Visualant. Also, IDMC has introduced us to potential customers, licensees, or distributors for the purpose of identifying and closing a license, sale, or distribution deal or other monetization event.

We granted to IDMC a nonexclusive, worldwide, fully paid up, nontransferable, sublicenseable, perpetual license to our IP, solely outside the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer for sale products and services and (b) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

We granted to IDMC a nonexclusive, worldwide, fully paid up, royalty-free, nontransferable, nonsublicenseable, perpetual license to access and use our Technology solely for the purpose of marketing the aforementioned sublicenses to our IP to third parties outside the designated fields of use.

We issued a warrant to purchase 14,575,286 shares of common stock as consideration for the exclusive IP license and application development services to IDMC signed on November 11, 2013. The warrant price of $0.20 per share expires November 10, 2018 and the per share price is subject to adjustment.

We agreed to pay IDMC a percentage of license revenue for the global development business services and a percentage of revenue received from any IDMC introduced company. We also have also agreed to pay IDMC a royalty when Visualant receives royalty product revenue from an IDMC introduced company.

IDMC has agreed to pay us a license fee for the nonexclusive license of our IP.

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

Agreements with Sumitomo Precision Products Co., Ltd.

On May 31, 2012, we entered into a Joint Research and Product Development Agreement with Sumitomo, a publicly-traded Japanese corporation, for the commercialization of our ChromaID™ technology.   On March 29, 2013, we entered into an Amendment to Joint Research and Product Development Agreement or Amended Agreement with Sumitomo. The Amended Agreement extended the Joint Development Agreement from March 31, 2013 to December 31, 2013.   The extension provided for continuing work between Sumitomo and Visualant focused upon advancing the ChromaID technology and market research aimed at identifying the most significant markets for the ChromaID technology.  The current version of the technology, identified as Version 6D, was introduced to the marketplace as a part of our ChromaID Lab Kit during the three months ended December 31, 2013. The Amended Agreement expired December 31, 2013.

Sumitomo invested $2,250,000 in exchange for 17,307,693 shares of restricted common shares priced at $0.13 per share that was funded on June 21, 2012.  Sumitomo also paid the Company an initial payment of $1 million in accordance for an exclusive License Agreement for the then extant Spectral Pattern Matching technology which covers Japan, China, Taiwan, Korea and the entirety of Southeast Asia (Burma, Indonesia, Thailand, Cambodia, Laos, Vietnam, Singapore and the Philippines). The Sumitomo License fee was recorded as revenue over the life the Joint Development Agreement and was fully recorded as of May 31, 2013.

Sumitomo is publicly traded in Japan and has operations in Japan, United States, China, United Kingdom, Canada and other parts of the world.

KEY MARKET PRIORITIES

Our Developing Markets and Customers.

Our plan is to develop markets and customers who have a need to identify, detect, or diagnose materials which include, but are not limited to, commercial paint manufacturers, pharmaceutical equipment manufacturers, process control companies, currency paper and ink manufacturers, security card, reader, and scanner manufacturers, food processing, and electronic gaming.

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

Our Commercialization Plans for our ChromaID Technology.

We started shipping our first ChromaID product, the ChromaID Lab Kit, during the last calendar quarter of 2013, after we complete final assembly and testing. This Lab Kit includes the following:

-
ChromaID Scanner. A small device made with electronic, optical, and software parts, which shines light onto a flat material and measures the amount of light that is reflected back. The device is the size of a flashlight (5.5” long and 1.25” diameter).

-
ChromaID Lab Software. A software application that runs on a Windows Personal Computer. This software configures and controls the ChromaID Scanner, displays the captured ChromaID Profile, and compares it to known ChromaID Profiles.

The ChromaID Scanner allows customers to evaluate the technology and determine if it is appropriate for their application. The main electronic and optical parts of the ChromaID scanner could be supplied to customers to put in their own products, these parts are called the ‘Scanhead’.  A set of ChromaID Developer Tools are also available, which allows customers to develop their own products based on the ChromaID technology.

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

Based on the commercialization plans outlined above, revenue can be derived from several sources:
-	Sale of the ChromaID Lab Kit and ChromaID Developer Tools.
-	Licensing of the ChromaID technology,
-	Sales of the Scanhead and associated licensing and royalties.
-	ChromaID database administration and management services.

Our Acceleration of Business Development in the United States and Around the World

We are coordinating the sales and marketing efforts of Visualant and its partners Sumitomo and IDMC to leverage market data and information in order to focus on specific target vertical markets which have the greatest potential for early adoption.  The ChromaID Lab Kit provides a means for us to demonstrate the technology to customers in these markets.

Development of License, Royalty and Other Opportunities

Our plan is to develop license and royalty producing opportunities and partners, including major companies in the US, Europe and Asia. We expect to expand our patent portfolio by continually extending the reach and application of our intellectual property.

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

On September 30, 2014, we sold our 51% controlling interest in IDVAL for $25,000. Total fair value of assets deconsolidated was $48,424 and the total fair value of liabilities deconsolidated was $21,020.  The gain/loss on the sale of TransTech’s investment in IDVAL was $25,065. TransTech Systems, Inc. has no financial investment in IDVAL as of September 30, 2014.

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

We should be able to leverage our TransTech channel of distribution and obtain a speed to market advantage.  At the same time, where appropriate, Visualant expects to utilize broad global channels of distribution for our ChromaID technology.  We also expect to enter into joint ventures with co-development partners who may have their own channels of distribution.

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

EMPLOYEES

As of January 13, 2015, we had seventeen full-time employees. Our senior management is located in the Seattle, Washington office.

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

On December 19, 2013, we entered into a $200,000 Note Payable with Umpqua Bank.  The Note Payable has a maturity date of December 31, 2014 and provided for interest of 2.79%, subject to adjustment annually. On December 19, 2014, this Note Payable maturity date was extended to December 31, 2015 and provides for interest at 3.25%.

The cash from the Note Payable was received on January 14, 2014.  Related to this Note Payable and in the case of a default by us, we entered into a Demand Promissory Note for $200,000 on January 10, 2014 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. On March 31, 2014, we entered into an Amendment to the Demand Promissory Note which extended the due date of this from March 31, 2014 to June 30, 2014. On July 17, 2014, we entered into Amendment 2 to the Demand Promissory Note which extended the due date from June 30, 2014 to September 30, 2014. On December 31, 2014, we entered into Amendment 3 to the Demand Promissory Note which extended the due date from September 30, 2014 to March 31, 2015. The Note provides for interest of 3% per annum and provides for a second lien on our assets if not repaid by March 31, 2015 or converted into convertible debentures or equity on terms acceptable to the Holder. We have accrued interest of $4,340 as of September 30, 2014.

On March 31, 2014, we entered into a Demand Promissory Note for $300,000 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. On July 17, 2014, we entered into an Amendment to Demand Promissory Note which extended the due date of this from June 30, 2014 to September 30, 2014. On December 31, 2014, we entered into Amendment 2 to Demand Promissory Note which extended the due date of this from September 30, 2014 to March 31, 2015. The Note provides for interest of 3% per annum and provides for a second lien on our assets if not repaid by March 31, 2015 or converted into convertible debentures or equity on terms acceptable to the Holder. We have accrued interest of $4,512 as of September 30, 2014.

On July 17, 2014, we entered into a Demand Promissory Note for $300,000 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. On December 31, 2014, we entered into an Amendment to Demand Promissory Note for $300,000 which extended the due date of this from September 30, 2014 to March 31, 2015. The Note provides for a second lien on our assets if not repaid by March 31, 2015 or converted into convertible debentures or equity on terms acceptable to the Holder.  We have accrued interest of $1,874 as of September 30, 2014.

We recorded advances from Mr. Erickson of $236,617 as of September 30, 2014 as accrued liabilities – related parties.

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

We entered into a Convertible Note Payable with KBM Worldwide, Inc. on August 25, 2014 for $103,500. The Note is due May 27, 2015 and provides for interest at 8%. The Company entered into a Convertible Note Payable with KBM Worldwide, Inc. on September 23, 2014 for $63,000. The Note is due June 26, 2015 and provides for interest at 8%. The Notes provided short term working capital while funding closes and we expect to repay the Notes at the closing of funding.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of January 13, 2015, there were approximately 168.2 million shares of our common stock issued and outstanding, stock options grants for the purchase of 12.9 million common shares at a $0.125 average strike price and warrants for the purchase of 134.6 million common shares at a $0.178 average exercise price. The Company may be obligated to issue up to 5.2 million additional placement agent warrants which have the potential to add additional shares to the total number of shares of common stock issued and outstanding.

In addition, there are 3,000,000 shares of common stock reserved for issuance upon conversion of Series A Convertible Preferred stock and an unknown number of shares related to the conversion of $166,500 in Convertible Promissory Notes due to KBM Worldwide, Inc. The Convertible Promissory Notes due to KBM are not convertible until the second fiscal quarter of 2015.

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

WE MAY INCUR LOSSES IN THE FUTURE.

We have experienced net losses since inception. As of September 30, 2014, we had an accumulated deficit of $21.5 million. There can be no assurance that we will achieve or maintain profitability.

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

OUR SERVICES AND LICENSE AGREEMENT WITH INVENTION DEVELOPMENT MANAGEMENT COMPANY, LLC
IS IMPORTANT TO OUR OPERATIONS

On November 11, 2013, we entered into a Services and License Agreement with Invention Development Management Company, L.L.C. (“IDMC”), a Delaware limited liability company. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors, partners with pioneering companies and invests both expertise and capital in the process of invention. On November 19, 2014, we entered into an Amendment to Services and License Agreement with IDMC. This Amendment exclusively licenses ten filed patents to us.

The Agreement required IDMC to identify and engage investors to develop new applications of our ChromaID™ development kits, present the developments to us for approval, and file at least ten patent applications to protect the developments. IDMC is responsible for the development and patent costs. We provided the development kits to IDMC at no cost and is providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property we delayed the selling of the ChromaID development kits for 140 days except for certain select accounts. We have continued its business development efforts during this period and has worked with IDMC and their global business development services to secure potential customers and licensees for its technology. We shipped twenty ChromaID Lab Kits to inventors in the IDMC network during December 2013 and January 2014.

We received a worldwide, nontransferable, exclusive license to the licensed IP developed under this IDMC Agreement dated November 11, 2013, during the term of the Agreement, and solely within the identification, authentication and diagnostics field of use, to (a) make, have made, use, import, sell and offer for sale products and services; (b) make improvements; and (c) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

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

IDMC is providing global business development services to us or geographies not being pursued by Visualant. Also, IDMC has introduced us to potential customers, licensees, or distributors for the purpose of identifying and closing a license, sale, or distribution deal or other monetization event.

We granted to IDMC a nonexclusive, worldwide, fully paid up, nontransferable, sublicenseable, perpetual license to our IP, solely outside the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer for sale products and services and (b) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

We granted to IDMC a nonexclusive, worldwide, fully paid up, royalty-free, nontransferable, nonsublicenseable, perpetual license to access and use our Technology solely for the purpose of marketing the aforementioned sublicenses to our IP to third parties outside the designated fields of use.

We issued a warrant to purchase 14,575,286 shares of common stock as consideration for the exclusive IP license and application development services to IDMC signed on November 11, 2013. The warrant price of $0.20 per share expires November 10, 2018 and the per share price is subject to adjustment.

We agreed to pay IDMC a percentage of license revenue for the global development business services and a percentage of revenue received from any IDMC introduced company. We also have also agreed to pay IDMC a royalty when Visualant receives royalty product revenue from an IDMC introduced company.

IDMC has agreed to pay us a license fee for the nonexclusive license of our IP.

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

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our financial statements and notes for the year ended September 30, 2014 indicate that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.   Such factors identified in the report result from net losses, negative working capital, and the need for additional financing to implement our business plan and service our debt repayments. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

In addition, under the rules implementing the Dodd-Frank Act, commencing with the first annual meeting of stockholders on or after January 21, 2013 and at least every three years thereafter, the Company’s stockholders are entitled to an advisory vote to approve the compensation of our executive officers.  The proxy statement for the Company’s annual stockholder meeting held on March 21, 2013 failed to include the required resolution providing for such advisory vote and resulted in the Company’s failure to hold the advisory vote and make the necessary disclosure of the outcome of such advisory vote in its subsequent Form 8-K filing.  To address this omission and correct this control weakness in the Company’s corporate governance compliance, the Company intends to hire a corporate governance and compliance consultant in early 2015 to fully review the Company’s proxy statements as well as the Company’s other filings with the Securities and Exchange Commission to insure that all necessary requirements are met. In addition, the CFO currently reports to the Audit Committee on any noncompliance issues, and we are using external service providers to ensure compliance with the Securities and Exchange Commission requirements.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Corporate Offices

Our executive office is located at 500 Union Street, Suite 420, Seattle, Washington, USA, 98101. On August 1, 2012, we entered into an Office Lease with Logan Building LLC for 2,244 square feet and which expired August 31, 2014. The monthly lease rate was $1,944 for the year ending August 31, 2013 and $2,028 for the year ending August 31, 2014. On June 14, 2013 we entered into Amendment One to the Office Lease, increasing our monthly payment to $3,978 through August 31, 2013, $4,057 from September 1, 2013 to May 31, 2014 and $4,140 from June 1, 2014 through August 31, 2014. On June 18, 2014, we entered into the Second Amendment to the Office Lease, which maintained our net monthly payment at $4,057.  On December 18, 2014, we entered into the Third Amendment to the Office Lease reducing our square footage to 2,244 square feet and decreasing our net monthly payment to $2,535 through the expiration date of February 28, 2015.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is $.001 par value, 500,000,000 shares authorized and as of January 13, 2015, we had 168,163,674 issued and outstanding, held by 121 shareholders of record. The number of stockholders, including beneficial owners holding shares through nominee names is approximately 1,375. Each share of Common Stock entitles its holder to one vote on each matter submitted to the shareholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.  As of January 13, 2015, we had 134,555,286 shares of common stock reserved for issuance upon exercise of outstanding warrants, 3,000,000 shares of common stock reserved for issuance upon conversion of Series A Convertible Preferred stock and an unknown number of shares related to the conversion of $166,500 in Convertible Promissory Notes due to KBM Worldwide, Inc.The Convertible Promissory Notes due to KBM Worldwide, Inc. are not convertible until the second fiscal quarter of 2015.

American Stock Transfer and Trust Company is the transfer agent and registrar for our Common Stock.

Preferred Stock

On September 13, 2002, 50,000,000 shares of preferred stock with a par value of $0.001 were authorized by the shareholders.  There are no preferred shares issued and the terms have not been determined as of September 30, 2014.

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

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock trades on OTCQB Exchange under the symbol "VSUL". The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

Period Ended	High	Low
Year Ending September 30, 2015
December 31, 2014	$0.12	$0.05

Year Ending September 30, 2014
September 30, 2014	$0.09	$0.06
June 30, 2014	$0.10	$0.06
March 31, 2014	$0.11	$0.07
December 31, 2013	$0.13	$0.06

Year Ended September 30, 2013
September 30, 2013	$0.10	$0.06
June 30, 2013	$0.15	$0.08
March 31, 2013	$0.15	$0.07
December 31, 2012	$0.20	$0.08

Holders

As of January 13, 2015, we had 121 stockholders of record of our common stock based upon the stockholder list provided by our transfer agent. The number of stockholders, including the beneficial owners’ shares through nominee names, is approximately 1,375.

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

Recent Sales of Unregistered Securities

During the three months ended September 30, 2014, we had the following sales of unregistered sales of equity securities.

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

All of the following transactions were to accredited investors. All issuances were structured to comply with the requirements of the safe harbor afforded by Rule 506 of Regulation D.

On August 27, 2014, we entered into an Addendum to a Financial Consultant Agreement or Agreement with D. Weckstein and Co, Inc. for financial consulting and investment banking services. Under the Addendum, Weckstein was awarded 1,000,000 shares of our common stock on August 27, 2014. The shares were valued at $0.20 per share by the parties. We expensed $70,000 during the year ended September 30, 2014 or $0.07, the closing price on August 27, 2014.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of September 30, 2014 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity compensation
	exercise of outstanding	outstanding options,	plan (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plan
approved by shareholders	13,100,000	0.125	-
Equity compensation plans
not approved by shareholders	-	-	-
Total	13,100,000	0.125	-

ITEM 6.    SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended September 30, 2014 and 2013. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended September 30,
	2014	2013	2012	2011	2010

STATEMENT OF OPERATIONS DATA:
Net revenue	$7,983	$8,573	$7,924	$9,136	$2,543
Cost of goods sold	6,694	6,717	6,344	7,570	2,095
Gross profit	1,289	1,856	1,580	1,566	448
Research and development expenses	670	1,169	177	134	91
General and administrative expenses	3,180	4,581	3,625	3,691	1,378
Operating (loss)	(2,561)	(3,894)	(2,222)	(2,259)	(1,021)
Other expense	1,538	(2,741)	(533)	(146)	(134)
Net profit (loss)	(1,023)	$(6,635)	$(2,755)	$(2,405)	$(1,155)
Income taxes current benefit	(6)	$(30)	$(29)	$(9)	$(8)
Net profit (loss)	(1,017)	(6,605)	(2,726)	(2,396)	(1,147)
Noncontrolling interest	-	$17	$6	$14	$2
Net profit (loss) attributable to Visualant, Inc. and Subsidiaries common shareholders	$(1,017)	$(6,622)	$(2,732)	$(2,410)	$(1,149)
Net (loss) per share	$(0.01)	$(0.05)	$(0.04)	$(0.06)	$(0.04)
Weighted average number of shares	166,344,657	122,934,436	65,557,376	42,682,795	30,728,036

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following summarizes our plans for our ChromaID™ technology. Based on our expenditures on this technology, the management effort and the Invention Development Management Company, L.L.C. relationship, we expect our ChromaID™ technology to provide the majority of net revenues in future years from product sales, licenses, royalties and other revenue streams as discussed in the Business section. TransTech currently provides the majority of our net revenues. There is no government regulation of our business at this time.

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

Our first product, the ChromaID Lab Kit, scans and identifies solid surfaces. We are marketing this product to customers who are considering licensing the technology. Target markets include, but are not limited to, commercial paint manufacturers, pharmaceutical equipment manufacturers, process control companies, currency paper and ink manufacturers, security card, reader, and scanner manufacturers, food processing companies, and many others.

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

On November 11, 2013, we entered into a Services and License Agreement with IDMC, a Delaware limited liability company. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors, partners with pioneering companies and invests both expertise and capital in the process of invention. On November 19, 2014, we entered into an Amendment to Services and License Agreement with IDMC. This Amendment exclusively licenses ten filed patents to us.

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

To date, we have been issued seven patents by the United States Office of Patents and Trademarks.  See page 5 for more detailed information regarding our patents and our business.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)
	Year Ended September 30,
	2014	2013	$ Variance	% Variance

Revenue	$7,983	$8,573	$(590)	-6.9%
Cost of sales	6,694	6,717	(23)	0.3%
Gross profit	1,289	1,856	(567)	-30.5%
Research and development expenses	670	1,169	(499)	42.7%
Selling, general and administrative expenses	3,180	4,581	(1,401)	30.6%
Operating loss	(2,561)	(3,894)	1,333	34.2%
Other income (expense):
Interest expense	(105)	(173)	68	39.3%
Loss on purchase of outstanding warrants	-	(1,150)	1,150	100.0%
Gaim (loss)on change- derivative liability warrants	1,605	(1,449)	3,054	-100.0%
Other income	38	31	7	22.6%
Total other income (expense)	1,538	(2,741)	4,279	156.1%
Loss before income taxes	(1,023)	(6,635)	5,612	84.6%
Income taxes - current benefit	(6)	(30)	24	80.0%
Net loss	(1,017)	(6,605)	5,588	84.6%
Non-controlling interest	-	17	(17)	100.0%
Net loss attributable to Visualant, Inc. common shareholders	$(1,017)	$(6,622)	$5,605	84.6%

YEAR ENDED SEPTEMBER 30, 2014 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2013

SALES

Net revenue for the year ended September 30, 2014 decreased $590,000 to $7,983,000 as compared to $8,573,000 for the year ended September 30, 2013.

The decrease was due to increased sales of $69,000 at TransTech and $8,000 at Visualant related to the first shipments of our ChromaID product, offset by a reduction of $667,000 in license revenue from Sumitomo. Sumitomo paid the Company an initial payment of $1 million under a License Agreement dated May 31, 2012 providing Sumitomo with an exclusive license of our technology in identified Asian territories. This license revenue was fully recognized by May 31, 2013. The TransTech increase primarily resulted from the release of new products, including radio frequency and asset tracking and kiosk printer products and sales to an aerospace company.

COST OF SALES

Cost of sales for the year ended September 30, 2014 decreased $23,000 to $6,694,000 as compared to $6,717,000 for the year ended September 30, 2013. The decrease was due to decreased sales, offset by the release of new products, including radio frequency and asset tracking and kiosk printer products at TransTech.

Gross margin was $6,000 for our revenue and $1,283,000 from TransTech for a total of $1,289,000 as compared to $1,856,000 for the year ended September 30, 2013. The gross margin was 16.1% for the nine months ended June 30, 2014 as compared to 21.6% for the year ended September 30, 2013. The decrease relates to the reduction in Sumitomo license revenue of $667,000, offset by and an increase in TransTech gross margin from 15.0% to 16.1% related to the release of new products, including radio frequency and asset tracking and kiosk printer products.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the year ended September 30, 2014 decreased $499,000 to $670,000 as compared to $1,169,000 for the year ended September 30, 2013. The decrease was due to reduced expenditures for suppliers related to the commercialization of Visualant’s ChromaID technology and the Services and License Agreement with IDMC.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the year ended September 30, 2014 decreased $1,401,000 to $3,180,000 as compared to $4,581,000 for the year ended September 30, 2013.

The decrease was due to reduced business development expenses ($132,000), reduced stock based compensation of ($362,000), reduced legal expenses of ($411,000), reduced consulting expenses of ($135,000), reduced public relation expenses of $47,000, reduced expenses at TransTech of ($259,000) and a decrease in other general expenses ($187,000). The reduction in business development, stock based compensation and legal expenses related to reduced expenses. The decrease in TransTech expenses related to the departure of the former Chief Executive Officer at TransTech. As part of the selling, general and administrative expenses for the three months ended June 30, 2014, we incurred investor relation expenses of $94,000 and business development expenses of $201,000.

OTHER INCOME/EXPENSE

Other income for the year ended September 30, 2014 was $1,538,000 as compared to other expense of $2,741,000 for the year ended September 30, 2013. The income for the year ended September 30, 2014 included gain on change - derivative liability of $1,605,000 and other income of $38,000, offset by interest expense of $104,000. The gain on change- derivative liability warrants relates to derivative instruments included in the June 2013 Private Placement and the November 2013 IDMC Services and License Agreement.

The expenses for the year ended September 30, 2013 included loss on change - derivative liability of $1,449,000 for the warrants issued on June 14, 2013, loss on the purchase of warrants and additional investment right of $1,150,000 and interest expense of $173,000, offset by $31,000 in other income.

NET LOSS

Net loss for the year ended September 30, 2014 was $1,017,000 as compared to a net loss of $6,605,000 for the year ended September 30, 2013 for the reasons discussed above. The net loss for the year ended September 30, 2014 included non-cash income of $819,000, including (i) depreciation and amortization of $418,000; (ii) stock based compensation of $88,000; and (iii) share and warrant issuances of $308,000, offset by (i) gain on change- derivative liability warrants of $1,605,000; and (ii) other of $28,000. TransTech net loss from operations was $64,000 for the year ended September 30, 2014 as compared to a net loss of $406,000 for the year ended September 30, 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $70,000 and net working capital deficit of approximately $2,697,000 (excluding the derivative liability- warrants of $2,579,000) as of September 30, 2014.  We expect losses to continue as we commercialize our ChromaID™ technology. Our cash used in operations for the year ended September 30, 2014 was $(1,379,000).

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

We finance our TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On December 12, 2014, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed
$1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($57,309 as of September 30, 2014) on a daily basis. The remaining balance on the accounts receivable line ($488,398) as of September 30, 2014 must be repaid by the time the secured credit facility expires on June 12, 2015, or we renew by automatic extension for the next successive six month term.

OPERATING ACTIVITIES

Net cash used in operating activities for the year ended September 30, 2014 was $1,379,000. This amount was primarily related to a net loss of $1,017,000, non-cash income of $819,000, including (i) depreciation and amortization of $418,000; (ii) stock based compensation of $88,000; and (iii) share and warrant issuances of $308,000, offset by (i) gain on change- derivative liability warrants of $1,605,000; and (ii) other of $28,000, offset by a reduction in account receivable of $192,000, a reduction in inventory of $88,000 and an increase in accounts payable and accrued liabilities of $144,000. The gain on change- derivative liability warrants relates to derivative instruments included in the June 2013 Private Placement and the November 2013 IDMC Services and License Agreement.

INVESTING ACTIVITIES

Net cash provided by investing activities for the year ended September 30, 2014 was $29,000. This amount was primarily related to proceeds from the sale of equipment of $29,000.

FINANCING ACTIVITIES

Net cash provided by financing activities for the year ended September 30, 2014 was $673,000. This amount was primarily related to proceeds from notes payable- related party of $600,000, proceeds from note payable of $200,000, proceeds from convertible notes payable of $167,000, offset by repayment of debt of $261,000.  Ronald P. Erickson, our Chief Executive Officer, or entities affiliated with Mr. Erickson provided $600,000 from a notes payable- related party and guaranteed a note payable for $200,000 during the year ended September 30, 2014.

Our contractual cash obligations as of September 30, 2014 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$93,028	$69,273	$23,755	$0	$0
Notes payable	1,290,960	1,290,960	-	-	-
Capital expenditures	225,000	75,000	75,000	75,000	-
	$1,608,988	$1,435,233	$98,755	$75,000	$0

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

Inventories

Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  We record a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $10,000 reserve for impaired inventory as of September 30, 2014 and 2013.

Derivative Instruments – Warrants

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

We issued warrants to 104,600,000 shares of common stock in connection with the June 2013 Private Placement of 52,300,000 shares of common stock.  The strike price of these warrants is $0.15 to $0.20 per share.  These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  These warrants were issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of our common stock or securities exercisable, convertible or exchangeable for our common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished.

The proceeds from the Private Placement were allocated between the Common Shares and the Warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date at June 14, 2013, resulting in the aggregate amount of $2,494,710 to the Stockholders’ Equity and $2,735,290 to the warrant derivative.  We recognized $1,448,710 of other expense resulting from the increase in the fair value of the warrant liability at September 30, 2013. During the year ended September 30, 2014, we recognized $2,092,000 of other income resulting from the decrease in the fair value of the warrant liability at June 30, 2014.

We issued a warrant to purchase 14,575,286 shares of common stock as consideration for the exclusive IP license and application development services to IDMC signed on November 11, 2013. The warrant price of $0.20 per share expires November 10, 2018 and the per share price is subject to adjustment.  This warrant was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  This warrant was issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of our common stock or securities exercisable, convertible or exchangeable for our common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished. During the year ended September 30, 2014, we recognized $320,657 of other expense related to the IDMC warrant.

We entered into a Convertible Note Payable with KBM Worldwide, Inc. on August 25, 2014 for $103,500. The Note is due May 27, 2015 and provides for interest at 8%. We entered into a Convertible Note Payable with KBM Worldwide, Inc. on September 23, 2014 for $63,000. The Note is due June 26, 2015 and provides for interest at 8%. The Notes are convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion; however, the Notes are not convertible until the second quarter of fiscal year 2015. The Notes provided short term working capital while funding closes and we expect to repay the Notes at the closing of funding. We have recorded a derivative liability for the conversion discount in the amount of $166,500 at September 30, 2014.

Revenue Recognition

Visualant and TransTech revenue are derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Sumitomo License fee was recorded as revenue over the life the Joint Development Agreement and was fully recorded as of May 31, 2013.

Stock Based Compensation

We have share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options to purchase shares of our common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by us at the grant date, based on the fair value of the award, over the requisite service period. For options issued to employees, we recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit.  Grants of stock options and stock to non-employees and other parties are accounted for in accordance with the ASC 505.

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

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September9 30, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended September 30, 2014 that were not filed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Director/ Executive Officer
Directors-
Ronald P. Erickson	71	Director, Chief Executive Officer, President and Chairman of the Nominations and Governance Committee
Jon Pepper *	63	Director (1)(2)(3)
Marco Hegyi *	56	Chairman of the Board, Director and Chairman of the Audit and Compensation Committees (1)
Ichiro Takesako	55	Director

Executive Officers-
Mark E. Scott	61	Chief Financial Officer and Secretary
Todd Martin Sames	60	Vice President of Business Development
Jeffrey Kruse	56	President of TransTech Systems, Inc.

* Independent director
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Nominations and Governance Committee.

All directors hold office until their successors are duly appointed or until their earlier resignation or removal.

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

In the past five years, Mr. Takesako has held the following executive position in Sumitomo and its affiliates:

June 2008:	appointed as General Manager of Sales and Marketing Department of Micro Technology Division
April 2009:	appointed as General Manager of Overseas Business Department of Micro Technology Division, in charge of M&A activity of certain business segment and assets of Aviza Technology, Inc.
July 2010:	appointed as Executive Director of Sumitomo Process Technology Systems, 100% owned subsidiary of Sumitomo stationed in Newport, Wales
August 2011:	appointed as General Manager, Corporate Strategic Planning Group
April 2013:	appointed as General Manager of Business Development Department
2013	appointed Chief Executive Officer of M2M Technologies, Inc., a subsidiary of Sumitomo.

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

MARCO HEGYI has served as an independent director since February 14, 2008 and as Chairman of the Board since May 2011. Mr. Hegyi was appointed President and a director of GrowLife, Inc. on December 11, 2013.  Previously, Mr. Hegyi was a principal with the Chasm Group from 2006 to December 2011, where he has provided business-consulting services.  As a management consultant, Mr. Hegyi applied his extensive technology industry experience to help early-stage companies.  During this period he has focused on business planning, operational management and financial supervision.

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

During Mr. Hegyi’s career he has served as President and CEO of private and public companies, Chairman and director of boards, finance, compensation and audit committee chairman, chief operating officer, vice-president of sales and marketing, senior director of product management, and he began his career as a systems software engineer.  He has eight issued patents issued to date in the fields of business process, technology and food safety.

Mr. Hegyi earned a Bachelor of Science degree in Information and Computer Sciences from the University of California, Irvine, and has completed advanced studies in innovation marketing, advanced management, and strategy at Harvard Business School, Stanford University, UCLA Anderson Graduate School of Management, and MIT Sloan School of Management.

Mr. Hegyi was asked to join the Visualant board because of his background in successfully commercializing innovative technologies.  His specific experience in marketing, engineering and administration, in both early-stage and established companies, has also provided assistance to the company.

Other Executive Officers

MARK E. SCOTT has significant financial, capital market and relations experience in public microcap companies.  Mr. Scott currently serves as (i) Chief Financial Officer, Secretary and Treasurer of Visualant, Inc., a position he has held since May 2010; and (ii) a member of the Board of Directors and Secretary of GrowLife, Inc. since May 21, 2014 and as Chairman of the Audit Committee since June 3, 2014. On July 31, 2014, Mr. Scott appointed Consulting Chief Financial Officer.

Mr. Scott was Chief Financial Officer of U.S. Rare Earths, Inc., a consulting position he held December 19, 2011 to April 30, 2014 and Chief Financial Officer of Sonora Resources Corporation, a consulting position he held from June 15, 2011 to August 31, 2014. Also, Mr. Scott was Chief Financial Officer, Secretary and Treasurer of WestMountain Gold from February 28, 2011 to December 31, 2013 and was a consultant from December 2010 to February 27, 2011. Mr. Scott previously served as Chief Financial Officer and Secretary of IA Global, Inc. from October 2003 to June 2011. Previously, he held executive financial positions with Digital Lightwave; Network Access Solutions; and Teltronics, Inc. He has also held senior financial positions at Protel, Inc., Crystals International, Inc., Ranks Hovis McDougall, LLP and Brittania Sportswear, and worked at Arthur Andersen. Mr. Scott is also a certified public accountant and received a Bachelor of Arts in Accounting from the University of Washington.

TODD MARTIN SAMES joined the Company as Vice President, Business Development on September 5, 2012.  Mr. Sames is responsible for business development, customer relations and creating new licensing agreements resulting in the commercialization of the company’s technology across a wide-range of applications with device and equipment manufacturers in several business verticals.

Mr. Sames brings over 25 years of successful emerging technology sales and sales management experience in the areas of enterprise software, audio and video conferencing and networking solutions to corporate clients. From 2010 to 2012, Mr. Sames held a Business Unit Director position at INX, focused on unified communications and collaboration solutions for Fortune 1000 clients.  From 2007 to 2010, Mr. Sames held a Regional Management position at BT Conferencing, Video.

During his career Mr. Sames has established successful business relationships and partnerships with several major corporations such as Disney, Unocal, Lockheed Martin, General Electric and Hewlett Packard and many other companies.

Mr. Sames was the original corporate sales resource for then start-up Portable Software, now Concur Technologies, closing the first licensing agreements with Pfizer, The New York Times and Revlon Corporation.

During his tenure at Egghead Software, Mr. Sames was the Midwest Regional Manager for Corporate Sales based in Chicago and ultimately Director of Corporate Relationships overseeing corporate purchasing contracts, special projects and innovative new corporate service programs. Mr. Sames has a Bachelor of Arts Degree from the University of Puget Sound and additional certifications in communications technology from Cisco Systems, Polycom, TANDBERG and other technology systems providers.

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

Audit	Compensation	Nominations and Governance
Marco Hegyi (Chairman)	Marco Hegyi (Chairman)	Ron Erickson (Chairman)
Jon Pepper	Jon Pepper	Marco Hegyi
Jon Pepper

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during the fiscal year ended September 30, 2014 served as an officer, former officer, or employee of the Company or participated in a related party transaction that would be required to be disclosed in this prospectus. Further, during this period, no executive officer of the Company served as:

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our executive officers named in the Compensation Table on page 15 under “Remuneration of Executive Officers” (the “Named Executive Officers”) who served during the year ended September 30, 2014. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure. The principles and guidelines discussed herein would also apply to any additional executive officers that the Company may hire in the future.

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter.  The members of the Compensation Committee are Marco Hegyi (Chairman) and Jon Pepper. We expect to appoint an additional independent Director to serve on the Compensation Committee by early 2015.

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

Setting Executive Compensation

The Compensation Committee believes that compensation for the Company’s executive officers must be managed to what we can afford and in a way that allows for us to meet our goals for overall performance. During 2014 and 2013, the Compensation Committee and the Board compensated its Chief Executive Officer with an annual salary of $180,000 effective June 1, 2012. During 2014 and 2013, the Committee compensated its Chief Financial Officer with an annual salary of $120,000 effective June 1, 2012. This compensation reflected the financial condition of the Company. Other Named Executive Officers were paid by us or TransTech during 2012. The Compensation Committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Executive Compensation Components for the Year Ended September 30, 2014

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the year that ended on September 30, 2014. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For the year that ended on September 30, 2014, the principal components of compensation for named executive officers were base salary.

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

Performance-Based Incentive Compensation

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s Named Executive Officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the Named Executive Officers during the year ended September 30, 2014 based on the financial condition of the Company except for Jeffrey Kruse. Mr. Kruse was paid $4,500 for achieving profitability at TransTech during the year ended September 30, 2014.

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

The Stock Option Program assists us by:

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

Options are awarded at the closing price of our common stock on the date of the grant or last trading day prior to the date of the grant. The Compensation Committee’s policy is not to grant options with an exercise price that is less than the closing price of our common stock on the grant date.

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

The Named Executive Officers received stock option grants during the year ended September 30, 2014 as outlined below.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the Named Executive Officers.

Perquisites and Other Personal Benefits

During the year ended September 30, 2014, we provided the Named Executive Officers with medical insurance. No other personal benefits were provided to these individuals. The committee expects to review the levels of perquisites and other personal benefits provided to Named Executive Officers annually.

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

THE COMPENSATION COMMITTEE

Marco Hegyi, Chairman
Jon Pepper

EXECUTIVE COMPENSATION

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the fiscal years ended September, 2014 and 2013:

Summary Compensation Table

						Incentive
					Stock	Plan	Option	Other
			Salary	Bonus	Awards	Compensation	Awards	Compensation	Total
Name	Principal Position		($)	($)	($) (6)	($)	($) (6)	($)	($)
Salary-
Ronald P. Erickson (1)	Chief Executive Officer	9/30/2014	$180,000	$-	$-	$-	$-	$-	$180,000
		9/30/2013	$180,000	$-	$120,000	$-	$130,000	$-	$430,000

Mark E. Scott (2)	Chief Financial Officer	9/30/2014	$120,000	$-	$-	$-	$-	$-	$120,000
	Secretary	9/30/2013	$120,000	$-	$20,000	$-	$130,000	$-	$270,000

Richard Mander, Ph.D. (3)	Chief Technology Officer	9/30/2014	$187,500	$-	$-	$-	$-	$12,000	$199,500
		9/30/2013	$150,000	$-	$-	$-	$180,000	$12,000	$342,000

Todd Martin Sames (4)	Vice President of Business Development	9/30/2014	$120,000	$-	$-	$-	$13,500	$-	$133,500
		9/30/2013	$120,000	$-	$-	$-	$130,000	$-	$250,000

Jeffrey Kruse (5)	President of TransTech Systems, Inc.	9/30/2014	$162,000	$4,500	$-	$-	$-	$6,780	$173,280
		9/30/2013	$153,000	$3,000	$-	$-	$80,000	$6,120	$242,120

(1)            During the year ended September 30, 2014 and 2013, Mr. Erickson was paid a monthly salary of $15,000. As of September 30, 2014, Mr. Erickson had accrued but unpaid salary of $105,000, which is expected to be paid during the year ended September 30, 2015. This accrual was based on the tight cash flow of the Company and agreed to by Mr. Erickson, but there was no formal deferral agreement. There was no accrued interest paid on the $105,000. The 2013 stock award amount for Mr. Erickson reflects 1,200,000 shares of restricted common stock issued by us on February 13, 2103. The restricted common stock was issued at the grant date market value of $0.10 per share.  The 2013 stock option grant amount for Mr. Erickson reflects 1,000,000 shares issued by us on March 21, 2013. The grant was issued at the grant date market value of $0.13 per share and vested by June 6, 2013.

(2)            During the year ended September 30, 2014 and 2013, Mr. Scott was paid a monthly salary of $10,000. The 2013 stock award amount for Mr. Scott reflects 200,000 shares of restricted common stock issued by us on February 13, 2013. The restricted common stock was issued at the grant date market value of $0.10 per share.  The 2013 stock option grant amount for Mr. Scott reflects 1,000,000 shares issued by us on March 21, 2013. The grant was issued at the grant date market value of $0.13 per share and vested by June 6, 2013.

(3)            Mr. Mander was paid a monthly salary of $12,500 from October 1, 2013 to December 31, 2013. From January 1, 2014 to September 30, 2014, Mr. Mander was paid a monthly salary of $16,667. Mr. Mander was paid $1,000 per month for medical expenses. The 2013 stock option grant amount for Mr. Mander reflects 1,000,000 shares issued by us on March 21, 2013. The grant was issued at the grant date market value of $0.13 per share and vested by June 26, 2015. In addition, another 2013 stock option grant amount for Mr. Mander reflects 500,000 shares issued by us on August 27, 2013. The grant was issued at the grant date market value of $0.10 per share and vested by August 26, 2016. On November 7, 2014, the Company accepted the resignation of Dr. Richard Mander as Chief Technology Officer.

(4)           During the year ended September 30, 2014 and 2013 Mr. Sames was paid a monthly salary of $10,000. The 2014 stock option grant amount for Mr. Sames reflects 300,000 shares issued by us on April 2, 2014. The grant was issued at the grant date market value of $0.10 per share and vested by April 1, 2016. The 2013 stock option grant amount for Mr. Sames reflects 1,000,000 shares issued by us on March 21, 2013. The grant was issued at the grant date market value of $0.13 per share and vested by September 15, 2015.

(5)            Mr. Kruse was appointed as President of TransTech in July 2013. As President, Mr. Kruse was paid at the monthly rate of $13,500 from July 2013 to September 30, 2014. Prior to July 2013, Mr. Kruse was an employee of TransTech and was paid at the monthly rate of $12,500. The 2013 stock option grant amount for Mr. Kruse reflects $80,000 or 800,000 shares issued by us on August 26, 2013 at the grant date market value of $0.10 per share. The stock option grant vests quarterly over three years.  Mr. Kruse was paid $4,500 and $3,000 for achieving profitability at TransTech during the years ended September 30, 2014 and 2013, respectively. Mr. Kruse also was eligible to participate in the TransTech 401k plan.

 (6)           These amounts reflect the grant date market value as required by Regulation S-K Item 402(r)(2), computed in accordance with FASB ASC Topic 718.

Grants of Stock Based Awards in Fiscal Year Then Ended September 30, 2014

The Compensation Committee approved the following performance-based incentive compensation to the Named Executive Officers during 2014:

											All Other Stock Awards; Number of Shares of Stock or Units		Option Awards; Number of Securities Underlying Options
Grant Date Fair Value of Stock and Option
		Estimated Future Payouts Under			Estimated Future Payouts Under										Exercise or Base Price of Option Awards
		Non-Equity Incentive Plan			Equity Incentive Plan
		Awards			Awards
	Grant	Threshold	Target	Maximum	Threshold		Target		Maximum
Name	Date	($)	($)	($)	(#	)	(#	)	(#	)	(#	)	(#	)	($/Sh)	Awards

Ronald P. Erickson		$-	$-	$-	-		-		-		-		-		$-	$-

Mark E. Scott		$-	$-	$-	-		-		-		-		-		$-	$-

Richard Mander, Ph.D.		$-	$-	$-	-		-		-		-		-		$-	$-

Todd Martin Sames		$-	$-	$-	-		-		-		-		300,000		$0.100	$13,500

Jeffrey Kruse		$-	$-	$-	-		-		-		-		-		$-	$-

Outstanding Equity Awards as of Fiscal Year Then Ended September 30, 2014

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexerciseable	Number of Securities Underlying Unexercised Unearned Options					Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
						Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested

				Option Exercise Price
					Option Expiration

Name	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)

Ronald P. Erickson	3,000,000	-	-	$0.15	5/9/2020	-	$-	-	$-
	1,000,000	-	-	$0.13	6/5/2022	-	$-	-	$-

Mark E. Scott	1,000,000	-	-	$0.13	6/5/2022	-	$-	-	$-

Richard Mander, Ph.D.	750,000	250,000	-	$0.13	6/25/2017	-	$-	-	$-
	180,556	319,444	-	$0.10	8/26/2018	-	$-	-	$-

Todd Martin Sames	694,444	305,556	-	$0.13	9/4/2017	-	$-	-	$-
	25,000	275,000	-	$0.10	4/1/2019	-	$-	-	$-

Jeffrey Kruse	300,000	-	-	$0.09	6/7/2020	-	$-	-	$-
	86,113	13,887	-	$0.12	11/28/2014	-	$-	-	$-
	288,889	511,111	-	$0.10	8/26/2018	-	$-	-	$-

Option Exercises and Stock Vested

Our Named Executive Officers did not exercise any stock options during the year ended September, 2014 and 2013.

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

DIRECTOR COMPENSATION

We primarily use stock options grants to incentive compensation to attract and retain qualified candidates to serve on the Board. This compensation reflected the financial condition of the Company. In setting director compensation, we consider the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by our members of the Board. During year then ended September 30, 2014, Ronald Erickson did not receive any compensation for his service as a director.  The compensation disclosed in the Summary Compensation Table on page 33 represents the total compensation.

Director Summary Compensation Table

The table below summarizes the compensation paid by us to non-employee directors during the year ended September 30, 2014.

	Stock	Option	Other
Name	Awards	Awards	Compensation	Total
Marco Hegyi (1)	$-	$-	$15,000	$15,000
Jon Pepper	-	-	-	-
Ichiro Takesako	-	-	-	-

Total	$-	$-	$15,000	$15,000

(1)         Reflects fees paid to Marco Hegyi, Chairman of the Board, for marketing consulting during the year ended September 30, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of January 13, 2015 by:

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

Unless otherwise indicated below, each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address of each beneficial owner of more than 5% of common stock is as follows:

	Shares Beneficially Owned
	Amount	Percentage
Directors and Officers-
Ronald P. Erickson (1)	27,328,373	15.0%
Mark E. Scott (2)	2,568,500	1.5%
Marco Hegyi	2,675,000	1.6%
Jon Pepper	1,650,000	1.0%
Todd Martin Sames	952,778	*
Jeffrey Kruse	855,556	*
Sumitomo Precision Products Co., Ltd./ Ichiro Takesako	17,307,693	10.3%
Total Directors and Officers (7 in total)	53,337,900	29.4%

* Less than 1%.

(1) Reflects the shares beneficially owned by Ronald Erickson, including stock option grants totaling 4,000,000 shares that Mr. Erickson has the right to acquire in sixty days, and also Series A and B Warrants totaling 10,000,000 shares related to the Private Placement which closed June 14, 2013.

(2) Reflects 1,268,500 shares of common shares beneficially owned and stock option grants totaling 1,000,000 shares that Mr. Scott has the right to acquire in sixty days, and also includes 100,000 shares and Series A and B Warrants totaling 200,000 shares related to the Private Placement which closed June 14, 2013.

	Shares Beneficially Owned
	Number	Percentage
Greater Than 5% Ownership

Ronald P. Erickson (1)	27,328,373	15.0%
500 Union Street , Suite 420
Seattle, WA 98101

Sumitomo Precision Products Co., Ltd./ Ichiro Takesako (2)	17,307,693	10.3%
1-10 Fuso-cho
Amagasaki
Hyogo 660-0891 Japan

Special Situations Technology Funds, L.P./ Adam Stettner (3)	47,700,000	23.9%
527 Madison Avenue
Suite 2600
New York, NY 10022

Invention Development Management Company, L.L.C. (4)	14,575,286	8.0%
3150 139th Ave. SE, Building 4
Bellevue, WA 98005 USA

(1)           Reflects the shares beneficially owned by Ronald Erickson, including stock option grants totaling 4,000,000 shares that Mr. Erickson has the right to acquire in sixty days, and also Series A and B Warrants totaling 10,000,000 shares related to the Private Placement which closed June 14, 2013.

(2)           Reflects the shares beneficially owned by Sumitomo Precision Products Co., Ltd as stated in a Schedule 13D filed with the SEC on June 23, 2012, and which has subsequently confirmed the ownership related to the Private Placement which closed June 14, 2013.

(3)          Reflects the shares beneficially owned by Special Situations Technology Funds, L.P. This total includes 15,900,000 shares and Series A and B Warrants totaling 31,800,000 shares related to the Private Placement which closed June 14, 2013.

(4)          Reflects a warrant to purchase common stock totaling 14,575,286 shares granted to Invention Development Management, L.L.C.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related party transactions for the year ended September 30, 2014 are detailed below and in the Footnotes to Form 10K.

Review and Approval of Related Person Transactions

We have operated under a Code of Conduct for many years. Our Code of Conduct requires all employees, officers and directors, without exception, to avoid the engagement in activities or relationships that conflict, or would be perceived to conflict, with the Company’s interests or adversely affect its reputation. It is understood, however, that certain relationships or transactions may arise that would be deemed acceptable and appropriate upon full disclosure of the transaction, following review and approval to ensure there is a legitimate business reason for the transaction and that the terms of the transaction are no less favorable to the Company than could be obtained from an unrelated person.

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

Relationship with Services and License Agreement Invention Development Management Company, L.L.C.

On November 11, 2013, we entered into a Services and License Agreement with Invention Development Management Company, L.L.C. (“IDMC”), a Delaware limited liability company. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors, partners with pioneering companies and invests both expertise and capital in the process of invention. On November 19, 2014, we entered into an Amendment to Services and License Agreement with IDMC. This Amendment exclusively licenses ten filed patents to us.

The Agreement required IDMC to identify and engage investors to develop new applications of our ChromaID™ development kits, present the developments to us for approval, and file at least ten patent applications to protect the developments. IDMC is responsible for the development and patent costs. We provided the development kits to IDMC at no cost and is providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property we delayed the selling of the ChromaID development kits for 140 days except for certain select accounts. We have continued its business development efforts during this period and has worked with IDMC and their global business development services to secure potential customers and licensees for its technology. We shipped twenty ChromaID Lab Kits to inventors in the IDMC network during December 2013 and January 2014.

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

IDMC is providing global business development services to us or geographies not being pursued by Visualant. Also, IDMC has introduced us to potential customers, licensees, or distributors for the purpose of identifying and closing a license, sale, or distribution deal or other monetization event.

We granted to IDMC a nonexclusive, worldwide, fully paid up, nontransferable, sublicenseable, perpetual license to our IP, solely outside the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer for sale products and services and (b) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

We granted to IDMC a nonexclusive, worldwide, fully paid up, royalty-free, nontransferable, nonsublicenseable, perpetual license to access and use our Technology solely for the purpose of marketing the aforementioned sublicenses to our IP to third parties outside the designated fields of use.

We issued a warrant to purchase 14,575,286 shares of common stock as consideration for the exclusive IP license and application development services to IDMC signed on November 11, 2013. The warrant price of $0.20 per share expires November 10, 2018 and the per share price is subject to adjustment.

We agreed to pay IDMC a percentage of license revenue for the global development business services and a percentage of revenue received from any IDMC introduced company. We also have also agreed to pay IDMC a royalty when Visualant receives royalty product revenue from an IDMC introduced company.

IDMC has agreed to pay us a license fee for the nonexclusive license of our IP.

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

Agreements with Sumitomo Precision Products Co., Ltd.

On May 31, 2012, we entered into a Joint Research and Product Development Agreement with Sumitomo, a publicly-traded Japanese corporation, for the commercialization of our ChromaID™ technology.   On March 29, 2013, we entered into an Amendment to Joint Research and Product Development Agreement or Amended Agreement with Sumitomo. The Amended Agreement extended the Joint Development Agreement from March 31, 2013 to December 31, 2013.   The extension provided for continuing work between Sumitomo and Visualant focused upon advancing the ChromaID technology and market research aimed at identifying the most significant markets for the ChromaID technology.  The current version of the technology, identified as Version 6D, was introduced to the marketplace as a part of our ChromaID Lab Kit during the three months ended December 31, 2013. The Amended Agreement expired December 31, 2013.

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

Related Party Transactions with Ronald P. Erickson

On December 19, 2013, we entered into a $200,000 Note Payable with Umpqua Bank.  The Note Payable has a maturity date of December 31, 2014 and provided for interest of 2.79%, subject to adjustment annually. On December 19, 2014, this Note Payable maturity date was extended to December 31, 2015 and provides for interest at 3.25%.

The cash from the Note Payable was received on January 14, 2014.  Related to this Note Payable and in the case of a default by us, we entered into a Demand Promissory Note for $200,000 on January 10, 2014 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. On March 31, 2014, we entered into an Amendment to the Demand Promissory Note which extended the due date of this from March 31, 2014 to June 30, 2014. On July 17, 2014, we entered into Amendment 2 to the Demand Promissory Note which extended the due date from June 30, 2014 to September 30, 2014. On December 31, 2014, we entered into Amendment 3 to the Demand Promissory Note which extended the due date from September 30, 2014 to March 31, 2015. The Note provides for interest of 3% per annum and provides for a second lien on our assets if not repaid by March 31, 2015 or converted into convertible debentures or equity on terms acceptable to the Holder. We have accrued interest of $4,340 as of September 30, 2014.

On March 31, 2014, we entered into a Demand Promissory Note for $300,000 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. On July 17, 2014, we entered into an Amendment to Demand Promissory Note which extended the due date of this from June 30, 2014 to September 30, 2014. On December 31, 2014, we entered into Amendment 2 to Demand Promissory Note which extended the due date of this from September 30, 2014 to March 31, 2015. The Note provides for interest of 3% per annum and provides for a second lien on our assets if not repaid by March 31, 2015 or converted into convertible debentures or equity on terms acceptable to the Holder. We have accrued interest of $4,512 as of September 30, 2014.

On July 17, 2014, we entered into a Demand Promissory Note for $300,000 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. On December 31, 2014, we entered into an Amendment to Demand Promissory Note for $300,000 which extended the due date of this from September 30, 2014 to March 31, 2015. The Note provides for a second lien on our assets if not repaid by March 31, 2015 or converted into convertible debentures or equity on terms acceptable to the Holder.  We have accrued interest of $1,874 as of September 30, 2014.

We recorded advances from Mr. Erickson of $236,617 as of September 30, 2014 as accrued liabilities – related parties.

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

Related Party Transaction with Mark Scott

Mr. Mark Scott, our Chief Financial Offer, invested $10,000 in the Private Placement which closed June 14, 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended September 30, 2014, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged PMB Helin Donovan LLP to perform an annual audit of the Company’s financial statements for the fiscal years ended September 30, 2014 and 2013. The following is the breakdown of aggregate fees paid to the auditors for the Company for the last two fiscal years:

	Year Ended	Year Ended
	September 30, 2014	September 30, 2013
Audit fees	$34,533	$35,600
Audit related fees	12,000	11,245
Tax fees	-	-
All other fees	3,000	8,570

	$49,533	$55,415

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

SECTION16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to us.

Based solely on a review of copies of reports furnished to us, as of September 30, 2014 our executive officers, directors and 10% holders complied with all filing requirements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) FINANCIAL STATEMENTS:

The company’s financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K, and are hereby incorporated by reference. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

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

3.3
Certificate and Amendment to Articles of Incorporation for Visualant, Inc. dated August 12, 2013. Filed as an exhibit to the Company’s Form 8-K dated August 12, 2013 and filed with the SEC on August 14, 2013, and incorporated by reference.

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

10.2
Stock Purchase Agreement dated May 31, 2012 by and between Visualant, Inc. and Sumitomo Precision Products Co., Ltd. Filed as an exhibit to the Company’s Form 8-K dated May 31, 2012 and filed with the SEC on June 4, 2012, and incorporated by reference.

10.3
Form of Purchase Agreement by and between Visualant, Inc. and investors. Filed as an exhibit to the Company’s Form 8-K dated June 14, 2013 and filed with the SEC on June 18, 2013, and incorporated by reference.

10.4
Form of Warrant A and B by and between Visualant, Inc. and investors. Filed as an exhibit to the Company’s Form 8-K dated June 14, 2013 and filed with the SEC on June 18, 2013, and incorporated by reference.

10.5
Form of Registration Rights Agreement by and between Visualant, Inc. and investors. Filed as an exhibit to the Company’s Form 8-K dated June 14, 2013 and filed with the SEC on June 18, 2013, and incorporated by reference.

10.6
Security Agreement dated June 12, 2013 by and between Visualant, Inc. and BFI Business Finance, filed as   an exhibit to the Company’s Form 10Q dated June 30, 2013 and filed August 15, 2013, and incorporated by reference.

10.7
General Continuing Guaranty dated June 12, 2013 by and between TransTech Systems Inc., Visualant, Inc. and BFI Business Finance. Filed as an Exhibit to the Company’s Amended Registration Statement on Form S-1 dated and filed October 7, 2013, and incorporated by reference.

10.8
Third Modification to Loan and Security Agreement dated June 12, 2013 by and between TransTech Systems Inc. and BFI Business Finance. Filed as an Exhibit to the Company’s Amended Registration Statement on Form S-1dated and filed October 7, 2013, and incorporated by reference.

10.9
Form of Placement Agent Warrant by and between Visualant, Inc. and placement agents. Filed as an   Exhibit to the Company’s Amended Registration Statement on Form S-1dated and filed October 7, 2013, and incorporated by reference.

10.10	Warrant to Purchase Common Stock dated November 11, 2013 by and between Visualant, Inc. and Invention Development Management Company, L.L.C. Attached as an exhibit to the Company’s Form 8-K dated November 11, 2013 and filed with the SEC on November 21, 2013, and hereby incorporated by reference.

10.11	Services and License Agreement dated November 11, 2013 by and between Visualant, Inc. and Invention

10.12
Demand Promissory Note dated January 10, 2014 by and between Visualant, Inc. and J3E2A2Z LP. Attached as an exhibit to the Company’s Form 8-K dated January 10, 2014 and filed with the SEC on  January 15, 2014, and hereby incorporated by reference.

10.13	Secured Promissory Note dated March 19, 2014 by and between TransTech System, Inc. and BFI Finance. Attached as an exhibit to the Company’s Form 10-Q dated March 31, 2014 and filed with the SEC on May 14, 2014, and hereby incorporated herewith

10.14	Letter Agreement dated March 19, 2014 by and between TransTech System, Inc. and BFI Finance. Attached as an exhibit to the Company’s Form 10-Q dated March 31, 2014 and filed with the SEC on May 14, 2014, and hereby incorporated herewith.

10.15	Demand Promissory Note dated March 31, 2014 by and between Visualant, Inc. and J3E2A2Z LP. Attached as an exhibit to the Company’s

10.16	Amendment to Demand Promissory Note dated March 31, 2014 by and between Visualant, Inc. and J3E2A2Z LP. Attached as an exhibit to the Company’s Form 8-K dated March 31, 2014 and filed with the SEC on April 3, 2014, and hereby incorporated by reference.

10.17
Financial Public Relations Agreement dated June 9, 2014 by and between Visualant, Inc. and Dynasty Wealth, Inc. Attached as an exhibit to the Company’s Form 10-Q dated June 30, 2014 and filed with the  SEC on August 14, 2014, and hereby incorporated herewith.

10.18
Demand Promissory Note dated July 17, 2014 by and between Visualant, Inc. and J3E2A2Z LP. Attached as an exhibit to the Company’s Form 8-K dated July 17, 2014 and filed with the SEC on July 18, 2014, and hereby incorporated by reference.

10.19
Amendment to Demand Promissory Note dated July 17, 2014 by and between Visualant, Inc. and J3E2A2Z LP. Attached as an exhibit to the Company’s Form 8-K dated July 17, 2014 and filed with the  SEC on July 18, 2014, and hereby incorporated by reference.

10.20
Amendment 2 to Demand Promissory Note dated July 17, 2014 by and between Visualant, Inc. and  J3E2A2Z LP. Attached as an exhibit to the Company’s Form 8-K dated July 17, 2014 and filed with the   SEC on July 18, 2014, and hereby incorporated by reference.

10.21	Addendum to Letter dated August 27, 2014 by and between Visualant, Inc. and D. Weckstein Co., Inc. Attached herewith.

10.22	Amendment to Services and License Agreement dated November 18, 2014 by and between Visualant, Inc. and Invention Development Management Company, LLC. Attached as an exhibit to the Company’s Form 8-K dated November 18, 2014 and filed with the SEC on November 25, 2014, and hereby incorporated by reference.

10.23	Amendment to Demand Promissory Note dated December 31, 2014 by and between Visualant, Inc. and J3E2A2Z LP. Attached as an exhibit to the Company’s Form 8-K dated December 31, 2014 and filed with the SEC on January 2, 2015, and hereby incorporated by reference.

10.24	Amendment 2 to Demand Promissory Note dated December 31, 2014 by and between Visualant, Inc. and J3E2A2Z LP. Attached as an exhibit to the Company’s Form 8-K dated December 31, 2014 and filed with the SEC on January 2, 2015, and hereby incorporated by reference.

10.25	Amendment 3 to Demand Promissory Note dated December 31, 2014 by and between Visualant, Inc. and J3E2A2Z LP. Attached as an exhibit to the Company’s Form 8-K dated December 31, 2014 and filed with the SEC on January 2, 2015, and hereby incorporated by reference.

10.26	Second Amendment to Office Lease dated June 18, 2014 by and between Visualant, Inc. and Logan Building LLC. Attached herewith.

10.27	Third Amendment to Office Lease dated December 18, 2014 by and between Visualant, Inc. and Logan Building LLC. Attached herewith.

21.1	Subsidiaries of the Registrant. Filed as an exhibit to the Company’s Form 10-K dated September 30, 2014 and filed with the SEC on January 13, 2015, and incorporated by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 906 Certifications.

32.2	Section 906 Certifications.

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

We have audited the accompanying consolidated balance sheets of Visualant, Inc. (the “Company”) as of September 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years ended September 30, 2014 and 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visualant, Inc. as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years ended September 30, 2014 and 2013 in conformity with generally accepted accounting principles in the United States of America.

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
PMB Helin Donovan, LLP /s/ PMB Helin Donovan, LLP January 13, 2015 Seattle, Washington

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	September 30, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$70,386	$747,129
Accounts receivable, net of allowance of $40,750 and $40,750, respectively	815,460	1,007,074
Prepaid expenses	25,067	56,531
Inventories	412,831	600,790
Refundable tax assets	29,590	29,773
Total current assets	1,353,334	2,441,297

EQUIPMENT, NET	447,236	427,215

OTHER ASSETS
Intangible assets, net	431,653	770,882
Goodwill	983,645	983,645
Other assets	5,070	6,161

TOTAL ASSETS	$3,220,938	$4,629,200

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$2,234,123	$2,301,149
Accounts payable - related parties	66,729	66,025
Accrued expenses	31,369	80,926
Accrued expenses - related parties	260,687	-
Derivative liability - warrants	2,579,157	4,184,000
Convertible notes payable	166,500	-
Notes payable - current portion of long term debt	1,290,960	753,129
Total current liabilities	6,629,525	7,385,229

LONG TERM LIABILITIES:
Long term debt	-	1,894

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 50,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.001 par value, 500,000,000 shares authorized, 168,163,674
and 165,263,674 shares issued and outstanding at 9/30/14 and 9/30/13, respectively	168,164	165,264
Additional paid in capital	17,958,368	17,565,568
Accumulated deficit	(21,535,119)	(20,537,825)
Total stockholders' deficit	(3,408,587)	(2,806,993)
Noncontrolling interest	-	49,070

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,220,938	$4,629,200

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	September 30, 2014	September 30, 2013

REVENUE	$7,983,352	$8,572,799
COST OF SALES	6,694,274	6,717,192
GROSS PROFIT	1,289,078	1,855,607
RESEARCH AND DEVELOPMENT EXPENSES	670,742	1,169,281
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,179,699	4,580,653
OPERATING LOSS	(2,561,363)	(3,894,327)

OTHER INCOME (EXPENSE):
Interest expense	(104,808)	(173,248)
Other income	38,534	31,881
Gain (loss) on change - derivative liability warrants	1,604,843	(1,448,710)
Loss on purchase of warrants and additionall investment right	-	(1,150,000)
Total other income (expense)	1,538,569	(2,740,077)

LOSS BEFORE INCOME TAXES	(1,022,794)	(6,634,404)

Income taxes - current benefit	(5,513)	(29,773)

NET LOSS	(1,017,281)	(6,604,631)

NONCONTROLLING INTEREST	-	17,263

NET (LOSS) ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES COMMON SHAREHOLDERS	$(1,017,281)	$(6,621,894)

Basic and diluted income (loss) per common share attributable to Visualant, Inc. and subsidiaries common shareholders-
Basic and diluted income (loss) per share	$(0.01)	$(0.05)

Weighted average shares of common stock outstanding- basic and diluted	166,344,657	122,934,436

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of September 30, 2012	90,992,954	$90,993	$13,995,554	$(13,915,931)	$170,616

Stock compensation expense - employee options	-	-	250,013	-	250,013
Issuance of common stock for services	2,800,000	2,800	311,700	-	314,500
Issuance of common stock	53,293,049	53,293	2,063,789	-	2,117,082
Issuance of common stock for debenture conversion	15,000,000	15,000	735,000	-	750,000
Issuance of common stock for accrued liabilities	2,612,603	2,613	134,017	-	136,630
Issuance of common stock for warrants - cashless	4,565,068	4,564	(4,564)	-	-
Issuance of warrants for services	-	-	76,060	-	76,060
Retirement of option shares	(4,000,000)	(3,999)	3,999	-	-
Net loss	-	-	-	(6,621,894)	(6,621,894)
Comprehensive loss					(6,621,894)

Balance as of September 30, 2013	165,263,674	$165,264	$17,565,568	$(20,537,825)	$(2,806,993)

Stock compensation expense - employee options	-	-	87,550	-	87,550
Issuance of common stock for services	1,300,000	1,300	89,700	-	91,000
Issuance of common stock for debt conversion	1,600,000	1,600	158,400	-	160,000
Issuance of warrants for services	-	-	57,150	-	57,150
Sale of noncontrolling interest	-	-	-	19,987	19,987
Net loss	-	-	-	(1,017,281)	(1,017,281)
Comprehensive loss					(1,017,281)

Balance as of September 30, 2014	168,163,674	$168,164	$17,958,368	$(21,535,119)	$(3,408,587)

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,017,281)	$(6,604,631)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	418,271	397,871
Issuance of capital stock for services and expenses	91,000	314,500
Issuance of warrants for services and expenses	57,150	76,060
Issuance of capital stock for accrued liabilities	160,000	136,630
Stock based compensation	87,550	250,013
Loss on sale of assets	(28,363)	(4,923)
(Gain) loss on change - derivative liability warrants	(1,604,843)	1,448,710
Provision for losses on accounts receivable	36	29,281
Changes in operating assets and liabilities:
Accounts receivable	191,578	(23,658)
Prepaid expenses	31,464	166,447
Inventory	87,959	(256,098)
Other assets	1,091	-
Loss on purchase of warrants and additional investment right	-	850,000
Accounts payable - trade and accrued expenses	144,808	383,342
Deferred revenue	-	(666,667)
Income tax receivable	183	(457)
CASH (USED IN) OPERATING ACTIVITIES	(1,379,397)	(3,503,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(25,841)
Proceeds from sale of equipment	29,300	13,908
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	29,300	(11,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) payments from line of credit	(260,925)	308,988
Proceeds from notes payable	200,000	-
Proceeds from notes payable- related party	600,000	-
Proceeds from convertible notes payable	166,500	-
Repayment of debt	-	(2,027,640)
Proceeds from the issuance of common stock	-	4,852,372
Repayments of capital leases	(3,138)	(12,243)
Change in noncontrolling interest	(29,083)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	673,354	3,121,477

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(676,743)	(394,036)

CASH AND CASH EQUIVALENTS, beginning of period	747,129	1,141,165

CASH AND CASH EQUIVALENTS, end of period	$70,386	$747,129

Supplemental disclosures of cash flow information:
Interest paid	$52,755	$112,076
Taxes paid	$-	$-

Non-cash investing and financing activities:
Debenture converted to common stock	$-	$750,000

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

The Company’s first product, the ChromaID Lab Kit, scans and identifies solid surfaces. The Company is marketing this product to customers who are considering licensing the technology. Target markets include, but are not limited to, commercial paint manufacturers, pharmaceutical equipment manufacturers, process control companies, currency paper and ink manufacturers, security card, reader, and scanner manufacturers, food processing, and electronic gaming.

Through our wholly owned subsidiary, TransTech Systems, Inc., based in Aurora, Oregon, the Company provides value added security and authentication solutions to corporate and government security and law enforcement markets throughout the United States.

On November 11, 2013, the Company entered into a Services and License Agreement with Invention Development Management Company, L.L.C. (“IDMC”), a Delaware limited liability company. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors, partners with pioneering companies and invests both expertise and capital in the process of invention. On November 19, 2014, the Company entered into an Amendment to Services and License Agreement with IDMC. This Amendment exclusively licenses ten filed patents to the Company.

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

To date, the Company been issued seven patents by the United States Office of Patents and Trademarks.  See page 5 for more detailed information regarding the Company’s patents and business.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,017,281 and $6,604,631 for the years ended September 30, 2014 and 2013, respectively. Our net cash used in operating activities was $1,404,462 for the year ended September 30, 2014.

The Company anticipates that it will record losses from operations for the foreseeable future. As of September 30, 2014, our accumulated deficit was $21,535,119.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, our Chief Executive Officer. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2014 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries, TransTech Systems, Inc. Inter-Company items and transactions have been eliminated in consolidation.

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

INVENTORIES - Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $10,000 reserve for impaired inventory as of September 30, 2014 and 2013.

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

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 1 – Quoted prices in active markets for identical assets and liabilities;

Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Derivative Instruments – Warrants with the June 2013 Private Placement

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2014

Liabilities:
Derivative Instruments - Warrants	$-	$2,092,000	$-	$2,092,000

Total	$-	$2,092,000	$-	$2,092,000

Liabilities measured at fair value on a recurring basis are summarized as follows:

September 30, 2014
Market price and estimated fair value of common stock:	$0.080
Exercise price	$0.15-0.20
Expected term (years)	3-5 years
Divident yield	-
Expected volatility	65.5%
Risk-free interest rate	0.78%

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

The proceeds from the Private Placement were allocated between the Common Shares and the Warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date at June 14, 2013, resulting in the aggregate amount of $2,494,710 to the Stockholders’ Equity and $2,735,290 to the warrant derivative.  The Company recognized $1,448,710 of other expense resulting from the increase in the fair value of the warrant liability at September 30, 2013. During the year ended September 30, 2014, the Company recognized $2,092,000 of other income resulting from the decrease in the fair value of the warrant liability at June 30, 2014.

Derivative Instruments – Warrant with the November 2013 IDMC Services and License Agreement:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2014

Liabilities:
Derivative Instruments - Warrants	$-	$320,657	$-	$320,657

Total	$-	$320,657	$-	$320,657

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities measured at fair value on a recurring basis are summarized as follows:

September 30, 2014
Market price and estimated fair value of common stock:	0.08
Exercise price	0.20
Expected term (years)	5
Divident yield	-
Expected volatility	65.5%
Risk-free interest rate	0.78%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.
The Company issued a warrant to purchase 14,575,286 shares of common stock as consideration for the exclusive IP license and application development services to IDMC signed on November 11, 2013. The warrant price of $0.20 per share expires November 10, 2018 and the per share price is subject to adjustment.  This warrant was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  This warrant was issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished.

During the year ended September 30, 2014, the Company recognized $320,657 of other expense related to the IDMC warrant.

Derivative Instrument – Convertible Note Payable

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2014

Liabilities:
Derivative Instruments - Convertible Promissory Note	$-	$103,500	$-	$103,500

Total	$-	$103,500	$-	$103,500

Liabilities measured at fair value on a recurring basis are summarized as follows:

September 30, 2014
Market price and estimated fair value of common stock:	0.07
Exercise price	0.07
Expected term (years)	0.75
Divident yield	-
Expected volatility	65.5%
Risk-free interest rate	0.78%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the Convertible Note Payable.

The Company entered into a Convertible Note Payable with KBM Worldwide, Inc. on August 25, 2014 for $103,500. The Note is due May 27, 2015 and provides for interest at 8%. The Note is convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion; however, the Note is not convertible until the second quarter of fiscal year 2015. The Note provides short term working capital while funding closes and the Company expects to repay the Note at the closing of funding.

The Company has recorded a derivative liability for the conversion discount in the amount of $103,500 at September 30, 2014.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instrument – Convertible Note Payable

				Carrying Amount at September 30, 2014
	Fair Value Measurements Using Inputs
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Derivative Instruments - Convertible Promissory Note	$-	$63,000	$-	$63,000

Total	$-	$63,000	$-	$63,000

Liabilities measured at fair value on a recurring basis are summarized as follows:

September 30, 2014
Market price and estimated fair value of common stock:	0.08
Exercise price	0.07
Expected term (years)	0.75
Divident yield	-
Expected volatility	65.5%
Risk-free interest rate	0.78%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the Convertible Note Payable.

The Company entered into a Convertible Note Payable with KBM Worldwide, Inc. on September 23, 2014 for $63,000. The Note is due June 26, 2015 and provides for interest at 8%. The Note is convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion; however, the Note is not convertible until the second quarter of fiscal year 2015. The Note provides short term working capital while funding closes and the Company expects to repay the Note at the closing of funding.

The Company has recorded a derivative liability for the conversion discount in the amount of $63,000 at September 30, 2014.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at September 30, 2014 and 2013 based upon the short-term nature of the assets and liabilities.

REVENUE RECOGNITION – Visualant and TransTech revenue are derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Sumitomo License fee was recorded as revenue over the life the Joint Development Agreement and was fully recorded as of May 31, 2013.

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

INCOME TAXES - Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of September 30, 2014 and September 30, 2013, the Company had refundable tax assets related to TransTech of $29,590 and $29,773, respectively.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of September 30, 2014, there were options outstanding for the purchase of 13,100,000 common shares, warrants for the purchase of 128,555,286 common shares and an unknown number of shares related to the conversion of $166,500 in Convertible Promissory Notes due to KBM Worldwide, Inc. which could potentially dilute future earnings per share. As of September 30, 2013, there were options outstanding for the purchase of 12,735,000 common shares, warrants for the purchase of 113,507,050 common shares which could potentially dilute future earnings per share.

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

In August 2014, FASB issued ASU 2014-15—Presentation of Financial Statements—Going Concern (ASC Subtopic 205-40): “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.   The update requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances.  All entities are required to apply the new requirements in annual periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted.  The Company is required to adopt these provisions for the annual period ending October 1, 2017.  The Company is currently evaluating the impact of FASB ASU 2014-15 but does not expect the adoption thereof to have a material effect on its financial statements.

In May 2014, FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606): “Section A—Summary and Amendments That Create Revenue from Contracts with Customers, (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40), Section B—Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables, Section C—Background Information and Basis for Conclusions”.   The guidance in this update affects any entity that enters into contracts with customers to transfer goods or services and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  The Company is required to adopt these provisions as of October 1, 2017, the beginning of the annual period ending September 30, 2018 and at the beginning of all interim periods ending after October 1, 2017.  The Company is currently evaluating the impact of FASB ASU 2014-09 but does not expect the adoption thereof to have a material effect on its financial statements.

In July 2013, FASB issued ASU 2013-11—Income Taxes (ASC Topic 740): “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this update provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted these provisions at the beginning of the interim period ending March 30, 2014. Adoption FASB ASU 2013-11 did not have a material effect on the Company’s financial statements.

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

The Company’s first product, the ChromaID Lab Kit, scans and identifies solid surfaces. The Company is marketing this product to customers who are considering licensing the technology. Target markets include, but are not limited to, commercial paint manufacturers, pharmaceutical equipment manufacturers, process control companies, currency paper and ink manufacturers, security card, reader, and scanner manufacturers, food processing, and electronic gaming.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s research and development expenses were as follows:

Year ended September 30, 2014- $670,742
Year ended September 30, 2013- $1,169,281

The Company’s research and development efforts are supported internally and through contractors at the RATLab LLC, the Invention Development Management Company LLC and other suppliers.

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

On November 21, 2014, the Company was issued US Patent No. 8,888,207 entitled “Systems, Methods, and Articles Related to Machine-Readable Indicia and Symbols” by the United States Office of Patents and Trademarks. The patent expires February 7, 2033.

The Company pursue an aggressive patent strategy to expand our unique intellectual property in the United States and other countries.

Services and License Agreement Invention Development Management Company, L.L.C.

On November 11, 2013, the Company entered into a Services and License Agreement with Invention Development Management Company, L.L.C. (“IDMC”), a Delaware limited liability company. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors, partners with pioneering companies and invests both expertise and capital in the process of invention. On November 19, 2014, the Company entered into an Amendment to Services and License Agreement with IDMC. This Amendment exclusively licenses ten filed patents to the Company.

The Agreement required IDMC to identify and engage investors to develop new applications of the Company’s ChromaID™ development kits, present the developments to the Company for approval, and file at least ten patent applications to protect the developments. IDMC is responsible for the development and patent costs. The Company provided the development kits to IDMC at no cost and is providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property the Company delayed the selling of the ChromaID development kits for 140 days except for certain select accounts. The Company has continued its business development efforts during this period and has worked with IDMC and their global business development services to secure potential customers and licensees for its technology. The Company shipped twenty ChromaID Lab Kits to inventors in the IDMC network during December 2013 and January 2014.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company received a worldwide, nontransferable, exclusive license to the licensed IP developed under this IDMC Agreement dated November 11, 2013, during the term of the Agreement, and solely within the identification, authentication and diagnostics field of use, to (a) make, have made, use, import, sell and offer for sale products and services; (b) make improvements; and (c) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

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

The Company issued a warrant to purchase 14,575,286 shares of common stock as consideration for the exclusive IP license and application development services to IDMC signed on November 11, 2013. The warrant price of $0.20 per share expires November 10, 2018 and the per share price is subject to adjustment.

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

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	AGREEMENTS WITH SUMITOMO PRECISION PRODUCTS CO., LTD.

On May 31, 2012, the Company entered into a Joint Research and Product Development Agreement with Sumitomo, a publicly-traded Japanese corporation, for the commercialization of our ChromaID™ technology.   On March 29, 2013, the Company entered into an Amendment to Joint Research and Product Development Agreement or Amended Agreement with Sumitomo. The Amended Agreement extended the Joint Development Agreement from March 31, 2013 to December 31, 2013.   The extension provided for continuing work between Sumitomo and Visualant focused upon advancing the ChromaID technology and market research aimed at identifying the most significant markets for the ChromaID technology.  The current version of the technology, identified as Version 6D, was introduced to the marketplace as a part of our ChromaID Lab Kit during the three months ended December 31, 2013. The Amended Agreement expired December 31, 2013.

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

On September 30, 2014, TransTech sold its 51% controlling interest in IDVAL for $25,000. Total fair value of assets deconsolidated was $48,424 and the total fair value of liabilities deconsolidated was $21,020.  The gain/loss on the sale of TransTech’s investment in IDVAL was $25,065. TransTech Systems, Inc. has no financial investment in IDVAL as of September 30, 2014.

7.	ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $814,460 and $1,007,074, net of allowance, as of September 30, 2014 and 2013, respectively. The Company had one customer (10.7%) in excess of 10% of our consolidated revenues for the year ended September 30, 2014. The Company had two customers (13.1% and 10.3%) with accounts receivable in excess of 10% as of September 30, 2014. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INVENTORIES

Inventories were $412,831 and $600,790 as of September 30, 2014 and 2013, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $10,000 reserve for impaired inventory as of September 30, 2014 and 2013.

9.	FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $447,236 and $427,215 as of September 30, 2014 and 2013, respectively. Accumulated depreciation was $742,676 and $663,213 as of September 30, 2014 and 2013, respectively. Total depreciation expense, was $64,357 and $66,557 for the years ended September 30, 2014 and 2013, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of September 30, 2014 was comprised of the following:

	Estimated	September 30, 2014
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$212,331	$87,038	$299,369
Leasehold improvements	5-20 years	603,612	-	603,612
Furniture and fixtures	3-10 years	77,039	101,260	178,299
Software and websites	3- 7 years	63,783	44,849	108,632
Less: accumulated depreciation		(515,841)	(226,835)	(742,676)
		$440,924	$6,312	$447,236

10.	INTANGIBLE ASSETS

Intangible assets as of September 30, and 2014 and 2013 consisted of the following:

	Estimated	September 30,	September 30,
	Useful Lives	2014	2013

Customer contracts	5 years	$983,645	$983,645
Technology	5 years	712,500	$712,500
Less: accumulated amortization		(1,264,492)	(925,263)
Intangible assets, net		$431,653	$770,882

Total amortization expense was $339,229 for the years ended September 30, 2014 and 2013, respectively.

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

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	ACCOUNTS PAYABLE

Accounts payable were $2,234,123 and $2,301,149 as of September 30, 2014 and 2013, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.  TransTech had 2 vendors (22.6% and 12.0%) with accounts payable in excess of 10% of its accounts payable as of September 30, 2014. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

12.	CONVERTIBLE NOTES PAYABLE

The Company entered into a Convertible Note Payable with KBM Worldwide, Inc. on August 25, 2014 for $103,500. The Note is due May 27, 2015 and provides for interest at 8%. The Company entered into a Convertible Note Payable with KBM Worldwide, Inc. on September 23, 2014 for $63,000. The Note is due June 26, 2015 and provides for interest at 8%. The Notes are convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion; however, the Notes are not convertible until the second quarter of fiscal year 2015. The Notes provided short term working capital while funding closes and the Company expects to repay the Notes at the closing of funding. The Company has accrued interest of $936 as of September 30, 2014.  The Company has recorded a derivative liability for the conversion discount in the amount of $166,500 at September 30, 2014.

13.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of September 30, 2014 and 2013 consisted of the following:

	September 30,	September 30,
	2014	2013

Capital Source Business Finance Group	$488,398	$749,323
Note payable to Umpqua Bank	200,000	-
Secured note payable to J3E2A2Z LP - related party	600,000	-
TransTech capitalized leases, net of capitalized interest	2,562	5,700
Total debt	1,290,960	755,023
Less current portion of long term debt	(1,290,960)	(753,129)
Long term debt	$-	$1,894

Capital Source Business Finance Group Secured Credit Facility

The Company finances its TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On December 12, 2014, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($57,309 as of September 30, 2014) on a daily basis. The remaining balance on the accounts receivable line ($488,398) as of September 30, 2014 must be repaid by the time the secured credit facility expires on June 12, 2015, or the Company renews by automatic extension for the next successive six month term.

Note Payable to Umpqua Bank/ Ronald P. Erickson or J3E2A2Z LP

On December 19, 2013, the Company entered into a $200,000 Note Payable with Umpqua Bank.  The Note Payable has a maturity date of December 31, 2014 and provided for interest of 2.79%, subject to adjustment annually. On December 19, 2014, this Note Payable maturity date was extended to December 31, 2015 and provides for interest at 3.25%.

The cash from the Note Payable was received on January 14, 2014.  Related to this Note Payable and in the case of a default by the Company, the Company entered into a Demand Promissory Note for $200,000 on January 10, 2014 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. On March 31, 2014, the Company entered into an Amendment to the Demand Promissory Note which extended the due date of this from March 31, 2014 to June 30, 2014. On July 17, 2014, the Company entered into Amendment 2 to the Demand Promissory Note which extended the due date from June 30, 2014 to September 30, 2014. On December 31, 2014, the Company entered into Amendment 3 to the Demand Promissory Note which extended the due date from September 30, 2014 to March 31, 2015. The Note provides for interest of 3% per annum and provides for a second lien on company assets if not repaid by March 31, 2015 or converted into convertible debentures or equity on terms acceptable to the Holder. The Company has accrued interest of $4,340 as of September 30, 2014.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Payables to Ronald P. Erickson or J3E2A2Z LP

On March 31, 2014, the Company entered into a Demand Promissory Note for $300,000 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. On July 17, 2014, the Company entered into an Amendment to Demand Promissory Note which extended the due date of this from June 30, 2014 to September 30, 2014. On December 31, 2014, the Company entered into Amendment 2 to Demand Promissory Note which extended the due date of this from September 30, 2014 to March 31, 2015. The Note provides for interest of 3% per annum and provides for a second lien on company assets if not repaid by March 31, 2015 or converted into convertible debentures or equity on terms acceptable to the Holder. The Company has accrued interest of $4,512 as of September 30, 2014.

On July 17, 2014, the Company entered into a Demand Promissory Note for $300,000 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. On December 31, 2014, the Company entered into an Amendment to Demand Promissory Note for $300,000 which extended the due date of this from September 30, 2014 to March 31, 2015. The Note provides for a second lien on company assets if not repaid by March 31, 2015 or converted into convertible debentures or equity on terms acceptable to the Holder.  The Company has accrued interest of $1,874 as of September 30, 2014.

Capitalized Leases

TransTech has capitalized leases for equipment. The leases have a remaining lease term of ten months. The aggregate future minimum lease payments under capital leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended September 30,	Total
2015	$2,562
2016	-
2017	-
2018	-
2019	-
Total	2,562
Less current portion of capitalized leases	(2,562)
Long term capital leases	$-

The imputed interest rate in the capitalized leases is approximately 10.5%.

Aggregate maturities for notes payable, capitalized leases and long term debt by year are as follows:

Years Ended September 30,	Total
2015	$1,290,960
2016	-
2017	-
2018	-
2019	-
Total	$1,290,960

14.	EQUITY

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

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the following transactions were to accredited investors (with the exception of a few issuances which are noted below). All issuances to accredited and non-accredited investors were structured to comply with the requirements of the safe harbor afforded by Rule 506 of Regulation D, including limiting the number of non-accredited investors to no more than 35.

The Company had the following equity transactions during the year ended September 30, 2014:

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

On August 27, 2014, we entered into an Addendum to a Financial Consultant Agreement or Agreement with D. Weckstein and Co, Inc. for financial consulting and investment banking services. Under the Addendum, Weckstein was awarded 1,000,000 shares of our common stock on August 27, 2014. The shares were valued at $0.20 per share by the parties. We expensed $70,000 during the year ended September 30, 2014 or $0.07, the closing price on August 27, 2014.

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

On February 13, 2013, the Company issued 150,000 shares of restricted common stock to David Markowski for services related to the acquisition of TransTech. The shares were valued at $0.10 per share. The Company expensed $15,000 during the year ended September 30, 2013. The shares do not have registration rights.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the warrants issued as of September 30, 2014 were as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	113,507,050	$0.173
Issued	16,725,286	0.200
Exercised	-	-
Forfeited	-	-
Expired	(1,677,050)	(0.309)
Outstanding at end of period	128,555,286	$0.175
Exerciseable at end of period	128,555,286

A summary of the status of the warrants outstanding as of September 30, 2014 is presented below:

	September 30, 2014
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
6,330,000	3.14	$0.10-013	6,330,000	$0.10-013
52,300,000	3.63	0.150	52,300,000	0.150
69,925,286	3.71	0.200	69,925,286	0.200

128,555,286	3.67	0.175	128,555,286	0.175

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the year ended September 30, 2014 were as follows:

Dividend yield	0%
Expected life	3
Expected volatility	90%
Risk free interest rate	0.7%

At September 30, 2014, vested warrants totaling 128,555,286 shares had an aggregate intrinsic value of $0.

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

Stock Option Activity

The Company had the following stock option transactions during the year ended September 30, 2014:

During the nine months ended June 30, 2014, two employees of TransTech, forfeited stock option grants for 30,000 shares of common stock at $0.22 per share.

On April 2, 2014, the Company issued stock option grants to two employees totaling 395,000 shares at $0.10 per share. The grants vest quarterly over three years and expire on April 1, 2019.

The Company had the following stock option transactions during the year ended September 30, 2013:

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

On August 27, 2013, the Company issued a stock option grant for 500,000 shares of common stock to Richard Mander, an employee, valued at $0.10 per share. The stock grant vested quarterly over three years.

On August 27, 2013, the Company issued stock option grants for 1,230,000 shares of common stock to twelve employees of TransTech valued at $0.10 per share. The stock grant vested quarterly over three years.

On March 31, 2013 an employee of TransTech, forfeited a stock option grant for 15,000 shares of common stock at $0.24 per share.

There are currently 13,100,000 options to purchase common stock at an average exercise price of $0.125 per share outstanding as of September 30, 2014 under the 2011 Stock Incentive Plan. The Company recorded $87,550 and $250,013 of compensation expense, net of related tax effects, relative to stock options for the year ended September 30, 2014 and 2013 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of September 30, 2014, there is approximately $306,254 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 5.26 years.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for the year ended September 30, 2014 and 2013 was as follows:
		Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2012	5,920,000	0.131		776,800
Granted	6,830,000	0.122		836,000
Exercised	-	-		-
Forfeitures	(15,000)	0.240		(3,600)
Outstanding as of September 30, 2013	12,735,000	0.126		1,609,200
Granted	395,000	0.100		39,500
Exercised	-	-		-
Forfeitures	(30,000)	0.217		(6,500)
Outstanding as of September 30, 2014	13,100,000	$0.125		$1,642,200

The following table summarizes information about stock options outstanding and exercisable at September 30, 2014:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
0.090	500,000	5.75 years	$0.090	500,000	$0.090
0.100	4,020,000	5.61 years	0.100	2,555,834	0.100
0.120	200,000	.13 years	0.120	172,226	0.120
0.130	5,100,000	5.18 years	0.130	4,508,333	0.130
0.150	3,100,000	5.65 years	0.150	3,100,000	0.150
0.240	180,000	.88 years	0.240	180,000	0.240
	13,100,000	5.26 years	$0.125	11,016,393	$0.133

There is no aggregate intrinsic value of the exercisable options as of September 30, 2014.

16.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Notes 13 and 19 for Notes Payable to Ronald P. Erickson, our Chief Executive Officer Chief and/or entities in which Mr. Erickson has a beneficial interest. In addition, the Company recorded advances from Mr. Erickson of $236,617 as of September 30, 2014 as accrued liabilities – related parties.

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

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment.

Corporate Offices

The Company’s executive office is located at 500 Union Street, Suite 420, Seattle, Washington, USA, 98101. On August 1, 2012, the Company entered into an Office Lease with Logan Building LLC for 2,244 square feet and which expired August 31, 2014. The monthly lease rate was $1,944 for the year ending August 31, 2013 and $2,028 for the year ending August 31, 2014. On June 14, 2013, the Company entered into Amendment One to the Office Lease, increasing our monthly payment to $3,978 through August 31, 2013, $4,057 from September 1, 2013 to May 31, 2014 and $4,140 from June 1, 2014 through August 31, 2014. On June 18, 2014, the Company entered into the Second Amendment to the Office Lease, which maintained our net monthly payment at $4,057.  On December 18, 2014, the Company entered into the Third Amendment to the Office Lease reducing our square footage to 2,244 square feet and decreasing our net monthly payment to $2,535 through the expiration date of February 28, 2015.

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

The aggregate future minimum lease payments under operating leases as of September 30, 2014, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended September 30,	Total
2015	$69,273
2016	23,755
2017	-
2018	-
2019	-
Beyond	-
Total	$93,028

18.	INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Pretax losses arising from United States operations were approximately $835,000 for the year ended September 30, 2014.

Pretax losses arising from United States operations were approximately $5,084,000 for the year ended September 30, 2013.

The Company has net operating loss carryforwards of approximately $18,090,000, which expire in 2020-2033. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $18,090,000 was established as of September 30, 2014. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

For the year ended September 30, 2014, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and warrants issued for services.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal components of the Company’s deferred tax assets at September 30, 2014 are as follows:

	2014	2013
U.S. operations loss carry forward at statutory rate of 34%	$(6,150,117)	$(5,866,156)
Non-U.S. operations loss carry forward at statutory rate of 20.5%	0	0
Total	(6,150,117)	(5,866,156)
Less Valuation Allowance	6,150,117	5,866,156
Net Deferred Tax Assets	-	-
Change in Valuation allowance	$6,150,117	$5,866,156

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the period ended September 30, 2014 and 2013 is as follows:

Federal Statutory Rate	-34.0%	-34.0%
Increase in Income Taxes Resulting from:
Change in Valuation allowance	34.0%	34.0%
Effective Tax Rate	0.0%	0.0%

19.	SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued.

Resignation of Dr. Richard Mander

On November 7, 2014, the Company accepted the resignation of Dr. Richard Mander as Chief Technology Officer. The Company expects to utilize Mr. Mander on a consulting basis. The Company is utilizing Dr. Tom Furness, the inventor of our ChromaID™ technology and our existing supplier base to develop the Company’s products.

Issuance of Seventh Patent on its ChromaID™ technology for Invisible Bar Codes

On November 21, 2014, the Company announced that it received its seventh patent on its ChromaID™ technology.

The Company’s latest patent provides for invisible bar codes or adds a new element to the encoding process by leveraging the Visualant ChromaID  scanner’s ability to recognize differences in molecular and atomic structures allowing new data to be added using conventional printing processes without changing the visual appearance of today’s codes.

The patent issued by the United States Office of Patents and Trademarks is US Patent No. 8,888,207 and is entitled “Systems, Methods, and Articles Related to Machine-Readable Indicia and Symbols.”

Amendment to Services and License Agreement with Invention Development Management Company, LLC (“IDMC”)

On November 19, 2014, the Company entered into an Amendment to Services and License Agreement with Invention Development Management Company, LLC. This Amendment exclusively licenses ten filed patents to Visualant, Inc.

On November 11, 2013, the Company entered into a Services and License Agreement with IDMC”), a Delaware limited liability company. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors, partners with pioneering companies and invests both expertise and capital in the process of invention.

The Agreement required IDMC to identify and engage investors to develop new applications of the Company’s ChromaID™ development kits, present the developments to the Company for approval, and file patent applications to protect the developments. IDMC was responsible for the development and patent costs.

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

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capital Source Business Finance Group Secured Credit Facility

The Company finances its TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On December 12, 2014, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($57,309 as of September 30, 2014) on a daily basis. The remaining balance on the accounts receivable line ($488,398) as of September 30, 2014 must be repaid by the time the secured credit facility expires on June 12, 2015, or the Company renews by automatic extension for the next successive six month term.

Series A Convertible Preferred Stock

During the three months ended December 31, 2014, the Company sold 3,000,000 Series A Preferred to one accredited investor of Series A Convertible Preferred Stock totaling $300,000 that is convertible into 3,000,000 shares of common stock at $0.10 over the next five years.  The Preferred Series A has voting rights and may not be called. The Company also issued (i) a Series C five year Warrant for 3,000,000 shares of common stock at $0.20 per share, which is callable at $0.40 per share; and (ii) ) a Series D five year Warrant for 3,000,000 shares of common stock at $0.30 per share, which is callable at $0.60 per share. The Preferred Series A and Series C and D Warrants have registration rights upon the closing of the offering. A notice filing under Regulation D will be filed with the SEC upon the closing of the offering.

Related Party Transactions with Ronald P. Erickson

On December 31, 2014, the Company entered into an Amendment to Demand Promissory Note for $300,000 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. The December 31, 2014 Amendment to Demand Promissory Note for $300,000 provides for interest of 3% per annum and is due March 31, 2015. The Amendment to Demand Promissory Note provides for a second lien on company assets if not repaid by March 31, 2015 or converted into convertible debentures or equity on terms acceptable to the Holder.

On December 31, 2014, the Company entered into an Amendment 2 to Demand Promissory Note dated March 31, 2014 and as Amended on July 17, 2014 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. The Amendment 2 to Demand Promissory Note for $300,000 extended the due date of this from September 30, 2014 to March 31, 2015. The Note provides for interest of 3% per annum and provides for a second lien on company assets if not repaid by March 31, 2015 or converted into convertible debentures or equity on terms acceptable to the Holder.

On December 31, 2014, the Company entered into an Amendment 3 to the Demand Promissory Note dated January 10, 2014 and as Amended on March 31, 2014 and July 17, 2014 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. The Amendment 3 to the Demand Promissory Note for $200,000 extended the due date from September 30, 2014 to March 31, 2015. The Note provides for interest of 3% per annum and provides for a second lien on company assets if not repaid by March 31, 2015 or converted into convertible debentures or equity on terms acceptable to the Holder.

On December 19, 2013, the Company entered into a $200,000 Note Payable with Umpqua Bank.  The Note Payable has a maturity date of December 31, 2014 and provided for interest of 2.79%, subject to adjustment annually. This Note Payable maturity date was extended to December 31, 2015 and provides for interest at 3.25%.

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

The effectiveness of our internal control over financial reporting as of September 30, 2014 has not been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm.

/s/ Ronald P. Erickson	/s/ Mark E. Scott
Ronald P. Erickson	Mark E. Scott
Chief Executive Officer	Chief Financial Officer

Seattle, WA
January 13, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Visualant, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INC.

Date: January 13, 2015	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Mark E. Scott
Mark Scott
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Ronald P. Erickson	Chief Executive Officer, President and Director	January 13, 2015
Ronald P. Erickson	(Principal Executive Officer)

/s/ Mark E. Scott	Chief Financial Officer and Secretary	January 13, 2015
Mark Scott	(Principal Financial/Accounting Officer)

/s/ Marco Hegyi	Chairman of the Board, Independent Director	January 13, 2015
Marco Hegyi

/s/ Jon Pepper	Independent Director	January 13, 2015
Jon Pepper

/s/ Ichiro Takesako	Management Director	January 13, 2015
Ichiro Takesako