Form 10-Q
period 2014-12-31
VISUALANT INC
filed 2015-02-10
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of February 10, 2015: 169,538,674 shares

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	September 30, 2014
ASSETS		(audited)

CURRENT ASSETS:
Cash and cash equivalents	$87,319	$70,386
Accounts receivable, net of allowance of $42,000 and $40,750, respectively	980,117	815,460
Prepaid expenses	33,858	25,067
Inventories	333,073	412,831
Refundable tax assets	28,927	29,590
Total current assets	1,463,294	1,353,334

EQUIPMENT, NET	426,255	447,236

OTHER ASSETS
Intangible assets, net	346,846	431,653
Goodwill	983,645	983,645
Other assets	5,070	5,070

TOTAL ASSETS	$3,225,110	$3,220,938

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$2,333,873	$2,234,123
Accounts payable - related parties	44,969	66,729
Accrued expenses	38,290	31,369
Accrued expenses - related parties	307,521	260,687
Derivative liability - warrants	5,230,164	2,579,157
Convertible notes payable	166,500	166,500
Notes payable - current portion of long term debt	1,346,354	1,290,960
Total current liabilities	9,467,671	6,629,525

LONG TERM LIABILITIES:
Long term debt	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 43,000,000 shares authorized, 0 and
shares issued and outstanding	-	-
Series A Convertible Preferred stock - $0.001 par value, 7,000,000 shares authorized,
3,000,000 shares issued and outstanding	3,000	-
Common stock - $0.001 par value, 500,000,000 shares authorized, 168,188,674
and 168,163,674 shares issued and outstanding at 12/31/14 and 9/30/14, respectively	168,189	168,164
Additional paid in capital	18,278,678	17,958,368
Accumulated deficit	(24,692,428)	(21,535,119)
Total stockholders' deficit	(6,242,561)	(3,408,587)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,225,110	$3,220,938

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,
	December 31, 2014	December 31, 2013

REVENUE	$1,843,213	$1,877,089
COST OF SALES	1,545,449	1,571,021
GROSS PROFIT	297,764	306,068
RESEARCH AND DEVELOPMENT EXPENSES	119,387	312,987
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	653,203	842,496
OPERATING LOSS	(474,826)	(849,415)

OTHER INCOME (EXPENSE):
Interest expense	(37,130)	(17,948)
Other income	6,317	7,722
(Loss) gain on change - derivative liability warrants	(2,651,007)	12,865
Total other (expense) income	(2,681,820)	2,639

LOSS BEFORE INCOME TAXES	(3,156,646)	(846,776)

Income taxes - current benefit	663	(1,177)

NET LOSS	(3,157,309)	(845,599)

NONCONTROLLING INTEREST	-	16,168

NET (LOSS) ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES COMMON SHAREHOLDERS	$(3,157,309)	$(861,767)

Basic and diluted income (loss) per common share attributable to Visualant, Inc. and subsidiaries common shareholders-
Basic and diluted income (loss) per share	$(0.02)	$(0.01)

Weighted average shares of common stock outstanding- basic and diluted	168,168,294	165,263,674

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,
	December 31, 2014	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,157,309)	$(845,599)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	104,378	97,688
Issuance of capital stock for services and expenses	2,500	-
Stock based compensation	20,835	23,503
(Gain) loss on sale of assets	(900)	(1,111)
Loss (gain) on change - derivative liability warrants	2,651,007	(12,865)
Provision for losses on accounts receivable	3,036	-
Changes in operating assets and liabilities:
Accounts receivable	(167,693)	404,109
Prepaid expenses	(8,791)	13,926
Inventory	79,758	90,721
Accounts payable - trade and accrued expenses	131,745	(158,719)
Deferred revenue	-	201,130
Income tax receivable	663	(1,177)
CASH (USED IN) OPERATING ACTIVITIES	(340,771)	(188,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	2,310	1,600
NET CASH PROVIDED BY INVESTING ACTIVITIES:	2,310	1,600

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) from line of credit	56,126	(507,670)
Proceeds from sale of preferred stock	300,000	-
Repayments of capital leases	(732)	(1,112)
NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	355,394	(508,782)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,933	(695,576)

CASH AND CASH EQUIVALENTS, beginning of period	70,386	747,129

CASH AND CASH EQUIVALENTS, end of period	$87,319	$51,553

Supplemental disclosures of cash flow information:
Interest paid	$52,755	$12,525
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,017,281 and $6,604,631 for the years ended September 30, 2014 and 2013, respectively. Our net cash used in operating activities was $340,771 and $1,379,397 for the three months ended December 31, 2014 and the year ended September 30, 2014, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2014, our accumulated deficit was $24,692,428.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, our Chief Executive Officer. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended September 30, 2014 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

The unaudited consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.

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

INVENTORIES - Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $15,000 and $10,000 reserve for impaired inventory as of December 31, 2014 and September 30, 2014, respectively.

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

Derivative Instruments – Warrants with the June 2013 Private Placement

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2014

Liabilities:
Derivative Instruments - Warrants	$-	$4,393,201	$-	$4,393,201

Total	$-	$4,393,201	$-	$4,393,201

Liabilities measured at fair value on a recurring basis are summarized as follows:

December 31, 2014
Market price and estimated fair value of common stock:	$0.110
Exercise price	$0.15-0.20
Expected term (years)	3-5 years
Divident yield	-
Expected volatility	76.7%
Risk-free interest rate	0.78%

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

The proceeds from the Private Placement were allocated between the Common Shares and the Warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date at June 14, 2013, resulting in the aggregate amount of $2,494,710 to the Stockholders’ Equity and $2,735,290 to the warrant derivative.  The Company recognized $1,448,710 of other expense resulting from the increase in the fair value of the warrant liability at September 30, 2013. During the year ended September 30, 2014, the Company recognized $2,092,000 of other income resulting from the decrease in the fair value of the warrant liability at June 30, 2014. During the three months ended December 31, 2014, the Company recognized $2,301,202 of other expense resulting from the decrease in the fair value of the warrant liability at December 31, 2014.

Derivative Instruments – Warrant with the November 2013 IDMC Services and License Agreement

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2014

Liabilities:
Derivative Instruments - Warrants	$-	$670,463	$-	$670,463

Total	$-	$670,463	$-	$670,463

Liabilities measured at fair value on a recurring basis are summarized as follows:

December 31, 2014
Market price and estimated fair value of common stock:	0.11
Exercise price	0.20
Expected term (years)	5
Divident yield	-
Expected volatility	76.7%
Risk-free interest rate	0.78%

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

During the year ended September 30, 2014, the Company recognized $320,657 of other expense related to the IDMC warrant. During the three months ended December 31, 2014, the Company recognized $349,807 of other expense related to the IDMC warrant.

Derivative Instrument – Convertible Note Payable

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2014

Liabilities:
Derivative Instruments - Convertible Promissory Note	$-	$103,500	$-	$103,500

Total	$-	$103,500	$-	$103,500

Liabilities measured at fair value on a recurring basis are summarized as follows:

December 31, 2014
Market price and estimated fair value of common stock:	0.11
Exercise price	0.07
Expected term (years)	0.75
Divident yield	-
Expected volatility	76.7%
Risk-free interest rate	0.78%

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

The Company has recorded a derivative liability for the conversion discount in the amount of $103,500 at December 31, 2014 and September 30, 2014.

Derivative Instrument – Convertible Note Payable

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2014

Liabilities:
Derivative Instruments - Convertible Promissory Note	$-	$63,000	$-	$63,000

Total	$-	$63,000	$-	$63,000

Liabilities measured at fair value on a recurring basis are summarized as follows:

December 31, 2014
Market price and estimated fair value of common stock:	0.11
Exercise price	0.07
Expected term (years)	0.75
Divident yield	-
Expected volatility	76.7%
Risk-free interest rate	0.78%

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at December 31, 2014 and September 30, 2014 based upon the short-term nature of the assets and liabilities.

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

INCOME TAXES - Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of December 31, 2014 and September 30, 2014, the Company had refundable tax assets related to TransTech of $28,927 and $29,590, respectively.

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2014, there were options outstanding for the purchase of 12,900,000 common shares, warrants for the purchase of 134,555,286 common shares, preferred stock for the conversion of 3,000,000 common shares and an unknown number of shares related to the conversion of $166,500 in Convertible Promissory Notes due to KBM Worldwide, Inc. which could potentially dilute future earnings per share. As of December 31, 2013, there were options outstanding for the purchase of 12,710,000 common shares, warrants for the purchase of 128,072,223 common shares which could potentially dilute future earnings per share.

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

Three months ended December 31, 2014- $119,387
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

The Company pursues an aggressive patent strategy to expand our unique intellectual property in the United States and other countries.

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

On May 31, 2012, the Company entered into a Joint Research and Product Development Agreement with Sumitomo, a publicly-traded Japanese corporation, for the commercialization of our ChromaID™ technology.   On March 29, 2013, the Company entered into an Amendment to Joint Research and Product Development Agreement or Amended Agreement with Sumitomo. The Amended Agreement extended the Joint Development Agreement from March 31, 2013 to December 31, 2013, which expired December 31, 2013.   The Agreements provided for continuing work between Sumitomo and Visualant focused upon advancing the ChromaID technology and market research aimed at identifying the most significant markets for the ChromaID technology. The current version of the technology, identified as Version 6D, was introduced to the marketplace as a part of our ChromaID Lab Kit during the three months ended December 31, 2013. The Amended Agreement expired December 31, 2013.

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

Accounts receivable were $980,117 and $815,460, net of allowance, as of December 31, 2014 and September 30, 2014, respectively. The Company had one customer (12.0%) in excess of 10% of our consolidated revenues for the three months ended December 31, 2014. The Company had two customers (21.6% and 12.9%) with accounts receivable in excess of 10% as of December 31, 2014. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

8.	INVENTORIES

Inventories were $333,073 and $412,831 as of December 31, 2014 and September 30, 2014, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $15,000 and $10,000 reserve for impaired inventory as of December 31, 2014 and September 30, 2014, respectively.

9.	FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $426,255 and $447,236 as of December 31, 2014 and September 30, 2014, respectively. Accumulated depreciation was $762,248 and $742,676 as of December 31, 2014 and September 30, 2014, respectively. Total depreciation expense, was $19,571 and $12,794 for the three months ended December 31, 2014 and 2013, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of December 31, 2014 was comprised of the following:

	Estimated	December 31, 2014
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$210,922	$87,038	$297,960
Leasehold improvements	5-20 years	603,612	-	603,612
Furniture and fixtures	3-10 years	77,039	101,260	178,299
Software and websites	3- 7 years	63,783	44,849	108,632
Less: accumulated depreciation		(533,265)	(228,983)	(762,248)
		$422,091	$4,164	$426,255

10.	INTANGIBLE ASSETS

Intangible assets as of December 31, 2014 and September 30, 2014 consisted of the following:

	Estimated	December 31,	September 30,
	Useful Lives	2014	2014

Customer contracts	5 years	$983,645	$983,645
Technology	5 years	712,500	$712,500
Less: accumulated amortization		(1,349,299)	(1,264,492)
Intangible assets, net		$346,846	$431,653

Total amortization expense was $84,807 and $84,808 for the three months ended December 31, 2014 and 2013, respectively.

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

Accounts payable were $2,333,873 and $2,234,123 as of December 31, 2014 and September 30, 2014, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.  The Company had 2 vendors (17.4% and 12.7%) with accounts payable in excess of 10% of its accounts payable as of December 31, 2014. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

12.	CONVERTIBLE NOTES PAYABLE

The Company entered into a Convertible Note Payable with KBM Worldwide, Inc. on August 25, 2014 for $103,500. The Note is due May 27, 2015 and provides for interest at 8%. The Company entered into a Convertible Note Payable with KBM Worldwide, Inc. on September 23, 2014 for $63,000. The Note is due June 26, 2015 and provides for interest at 8%. The Notes are convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion; however, the Notes are not convertible until the second quarter of fiscal year 2015. The Notes provided short term working capital while funding closes and the Company expects to repay the Notes at the closing of funding. The Company has accrued interest of $4,293 as of December 31, 2014.  The Company has recorded a derivative liability for the conversion discount in the amount of $166,500 at December 31, 2014.

13.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of December 31, 2014 and September 30, 2014 consisted of the following:

	December 31,	September 30,
	2014	2014

BFI Business Finance Secured Credit Facility	$544,524	$488,398
Note payable to Umpqua Bank	200,000	200,000
Secured note payable to J3E2A2Z LP - related party	600,000	600,000
TransTech capitalized leases, net of capitalized interest	1,830	2,562
Total debt	1,346,354	1,290,960
Less current portion of long term debt	(1,346,354)	(1,290,960)
Long term debt	$-	$-

Capital Source Business Finance Group Secured Credit Facility

The Company finances its TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On December 12, 2014, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($72,481 as of December 31, 2014) on a daily basis. The remaining balance on the accounts receivable line ($544,524) as of December 31, 2014 must be repaid by the time the secured credit facility expires on June 12, 2015, or the Company renews by automatic extension for the next successive six month term.

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

The cash from the Note Payable was received on January 14, 2014.  Related to this Note Payable and in the case of a default by the Company, the Company entered into a Demand Promissory Note for $200,000 on January 10, 2014 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. On March 31, 2014, the Company entered into an Amendment to the Demand Promissory Note which extended the due date of this from March 31, 2014 to June 30, 2014. On July 17, 2014, the Company entered into Amendment 2 to the Demand Promissory Note which extended the due date from June 30, 2014 to September 30, 2014. On December 31, 2014, the Company entered into Amendment 3 to the Demand Promissory Note which extended the due date from September 30, 2014 to March 31, 2015. The Note provides for interest of 3% per annum and provides for a second lien on company assets if not repaid by March 31, 2015 or converted into convertible debentures or equity on terms acceptable to the Holder. The Company has recorded accrued interest of $5,852 as of December 31, 2014.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

On March 31, 2014, the Company entered into a Demand Promissory Note for $300,000 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. On July 17, 2014, the Company entered into an Amendment to Demand Promissory Note which extended the due date of this from June 30, 2014 to September 30, 2014. On December 31, 2014, the Company entered into Amendment 2 to Demand Promissory Note which extended the due date of this from September 30, 2014 to March 31, 2015. The Note provides for interest of 3% per annum and provides for a second lien on company assets if not repaid by March 31, 2015 or converted into convertible debentures or equity on terms acceptable to the Holder. The Company has recorded accrued interest of $6,781 as of December 31, 2014.

On July 17, 2014, the Company entered into a Demand Promissory Note for $300,000 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. On December 31, 2014, the Company entered into an Amendment to Demand Promissory Note for $300,000 which extended the due date of this from September 30, 2014 to March 31, 2015. The Note provides for a second lien on company assets if not repaid by March 31, 2015 or converted into convertible debentures or equity on terms acceptable to the Holder.  The Company has recorded accrued interest of $4,142 as of December 31, 2014.

Capitalized Leases

TransTech has capitalized leases for equipment. The leases have a remaining lease term of seven months. The imputed interest rate in the capitalized leases is approximately 10.5%.

Aggregate maturities totaling $1,346,354 are all due within twelve months.

14.	EQUITY

Series A Convertible Preferred Stock

On January 26, 2015, the Board of Directors and the Nevada Secretary of State approved a Certificate of Designations, Preference and Rights for Series A Convertible Preferred Stock. The Company’s Series A Preferred is $0.10 par value, with 50,000,000 shares authorized and as of January 13, 2015, we had 3,000,000 shares issued and outstanding. Each holder of outstanding shares of Series A Preferred shall be entitled to the number of votes equal to the number of whole shares of common stock of the Corporation into which the shares of Series A Preferred held by such holder are then convertible as of the applicable record date. The Company cannot not amend, alter or repeal any preferences, rights, or other terms of the Series A Preferred so as to adversely affect the Series A Preferred, without the written consent or affirmative vote of the holders of at least sixty-six and two-thirds percent (66.66%) of the then outstanding shares of Series A Preferred, voting as a separate voting group, given by written consent or by vote at a meeting called for such purpose for which notice shall have been duly given to the holders of the Series A Preferred.

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

Common Stock

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

The following equity issuances occurred during the three months ended December 31, 2014:

On December 14, 2014, we entered into an Advisory Agreement with Lester Garfinkel for financial consulting services. Under the Advisory Agreement, Mr. Garfinkel was awarded 25,000 shares of our common stock. The shares were valued at $0.20 per share by the parties. We expensed $2,500 during the three months ended December 31, 2014 or $0.10, the closing price on December 14, 2014.

Warrants to Purchase Common Stock

The following warrant issuances occurred during the three months ended December 31, 2014:

The Company issued (i) a Series C five year Warrant for 3,000,000 shares of common stock at $0.20 per share, which is callable at $0.40 per share; and (ii) ) a Series D five year Warrant for 3,000,000 shares of common stock at $0.30 per share, which is callable at $0.60 per share. During the three months ended December 31, 2014, the Company sold 3,000,000 Series A Preferred to one accredited investor of Series A Convertible Preferred Stock totaling $300,000 that is convertible into 3,000,000 shares of common stock at $0.10 over the next five years.

During the three months ended December 31, 2014, the Company expensed $0 related to warrants.

A summary of the warrants issued as of December 31, 2014 were as follows:

	December 31, 2014
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	128,555,286	$0.175
Issued	6,000,000	0.250
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	134,555,286	$0.178
Exerciseable at end of period	134,555,286

A summary of the status of the warrants outstanding as of December 31, 2014 is presented below:

	December 31, 2014
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
6,330,000	2.86	$0.10-.13	6,330,000	$0.10-.13
52,300,000	3.38	0.150	52,300,000	0.150
75,925,286	3.59	0.200	75,925,286	0.200

134,555,286	3.50	0.178	134,555,286	0.178

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended December 31, 2014 were as follows:

Dividend yield	0%
Expected life	3
Expected volatility	90%
Risk free interest rate	0.7%

There were vested warrants of 5,830,000 as of December 31, 2014 with an aggregate intrinsic value of $58,300.

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

Stock Option Activity

The Company had the following stock option transactions during the three months ended December 31, 2014:

During the three months ended December 31, 2014, two employees of TransTech, forfeited stock option grants for 200,000 shares of common stock at $0.12 per share.

There are currently 12,900,000 options to purchase common stock at an average exercise price of $0.125 per share outstanding as of December 31, 2014 under the 2011 Stock Incentive Plan. The Company recorded $20,835 and $23,503 of compensation expense, net of related tax effects, relative to stock options for the three months ended December 31, 2014 and 2013 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). At December 31, 2014, there is approximately $308,565 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 5.09 years.

Stock option activity for the three months ended December 31, 2014 and the years ended September 30, 2014 and 2013 was as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2012	5,920,000	0.131	776,800
Granted	6,830,000	0.122	836,000
Exercised	-	-	-
Forfeitures	(15,000)	(0.240)	(3,600)
Outstanding as of September 30, 2013	12,735,000	0.126	1,609,200
Granted	395,000	0.100	39,500
Exercised	-	-	-
Forfeitures	(30,000)	(0.217)	(6,500)
Outstanding as of September 30, 2014	13,100,000	0.125	1,642,200
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(200,000)	(0.120)	(24,000)
Outstanding as of December 31, 2014	12,900,000	$0.125	$1,618,200

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2014:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
0.090	500,000	5.39 years	$0.090	500,000	$0.090
0.100	4,020,000	5.36 years	0.100	2,765,417	0.100
0.130	5,100,000	4.93 years	0.130	4,683,333	0.130
0.150	3,100,000	5.39 years	0.150	3,100,000	0.150
0.240	180,000	.63 years	0.240	180,000	0.240
	12,900,000	5.09 years	$0.125	11,228,750	$0.133

There were exercisable options of 3,265,417 as of December 31, 2014 with an aggregate intrinsic value of $37,654.

16.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Note 13 for Notes Payable to Ronald P. Erickson, our Chief Executive Officer Chief and/or entities in which Mr. Erickson has a beneficial interest. In addition, the Company recorded advances from Mr. Erickson of $268,010 as of December 31, 2014 as accrued liabilities – related parties.

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

The aggregate future minimum lease payments under operating leases as of December 31, 2014 were $62,162 and $9,502 for the years ended December 31, 2014 and 2013, respectively.

18.	SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to December 31, 2014, the following material transactions occurred:

On January 26, 2015, the Company approved (i) the cancellation of 1,150,000 in previous issued stock option grants from two employees; (ii) the issuance of 1,350,000 shares of common stock to board members and employees at $.10 per share in accordance with the 2011 Stock Incentive Plan; and (iii) the issuance of stock option grants to employees totaling 1,700,000 shares at $.10 per share in accordance with the 2011 Stock Incentive Plan. The stock option grants vest upon the achievement of performance targets during 2015.

The Company entered into a Convertible Note Payable with KBM Worldwide, Inc. on January 27, 2015 for $64,000. The Note is due October 27, 2015 and provides for interest at 8%. The Note is convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion; however, the Notes are not convertible until the first quarter of fiscal year 2016. The Note provides short term working capital while funding closes and the Company expects to repay the Notes at the closing of funding.

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

Three months ended December 31, 2014- $119,387
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

Agreements with Sumitomo Precision Products Co., Ltd.

On May 31, 2012, we entered into a Joint Research and Product Development Agreement with Sumitomo, a publicly-traded Japanese corporation, for the commercialization of our ChromaID™ technology.   On March 29, 2013, we entered into an Amendment to Joint Research and Product Development Agreement or Amended Agreement with Sumitomo. The Amended Agreement extended the Joint Development Agreement from March 31, 2013 to December 31, 2013, which expired December 31, 2013. The extension provided for continuing work between Sumitomo and Visualant focused upon advancing the ChromaID technology and market research aimed at identifying the most significant markets for the ChromaID technology.  The current version of the technology, identified as Version 6D, was introduced to the marketplace as a part of our ChromaID Lab Kit during the three months ended December 31, 2013.

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

(dollars in thousands)

	Three Months Ended December 31,
	2014	2013	$ Variance	% Variance

Revenue	$1,843	$1,877	$(34)	-1.8%
Cost of sales	1,545	1,571	(26)	1.7%
Gross profit	298	306	(8)	-2.6%
Research and development expenses	119	313	(194)	62.0%
Selling, general and administrative expenses	653	843	(190)	22.5%
Operating loss	(474)	(850)	376	44.2%
Other income (expense):
Interest expense	(37)	(18)	(19)	-105.6%
Other income	6	8	(2)	-25.0%
Gain on change - derivative liability warrants	(2,651)	13	(2,664)	-20492.3%
Total other (expense) income	(2,682)	3	(2,685)	-89500.0%
Loss before income taxes	(3,156)	(847)	(2,309)	-272.6%
Income taxes - current provision (benefit)	1	(1)	2	-200.0%
Net loss	(3,157)	(846)	(2,311)	-273.2%
Non-controlling interest	-	16	(16)	100.0%
Net loss attributable to Visualant, Inc. common shareholders	$(3,157)	$(862)	$(2,295)	-266.2%

THREE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2013

SALES

Net revenue for the three months ended December 31, 2014 decreased $34,000 to $1,843,000 as compared to $1,877,000 for the three months ended December 31, 2013.

The decrease was due to decreased sales of $34,000 at TransTech. The TransTech decrease primarily resulted from slightly lower sales at TransTech.

COST OF SALES

Cost of sales for the three months ended December 31, 2014 decreased $26,000 to $1,545,000 as compared to $1,571,000 for the three months ended December 31, 2013. The decrease was due to slightly lower gross margin at TransTech.

Gross margin was $298,000 from TransTech as compared to $306,000 for the three months ended December 31, 2013. The gross margin was 16.2% for the three ended December 31, 2014 as compared to 16.3% for the three months ended December 31, 2013. The decrease relates to slightly lower gross margin at TransTech.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended December 31, 2014 decreased $194,000 to $119,000 as compared to $313,000 for the three months ended December 31, 2013. The decrease was due to reduced expenditures for suppliers related to the commercialization of Visualant’s ChromaID technology and the Services and License Agreement with IDMC.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the three months ended December 31, 2014 decreased $190,000 to $653,000 as compared to $843,000 for the three months ended December 31, 2013.

The decrease was due to reduced legal expenses of ($86,000), reduced consulting expenses of ($26,000), reduced expenses at TransTech of ($17,000) and a decrease in other general expenses ($61,000). The reduction related to reduced expenses. As part of the selling, general and administrative expenses for the three months ended December 301 2014, we incurred investor relation expenses of $7,000 and business development expenses of $32,000.

OTHER INCOME/EXPENSE

Other expense for the three months ended December 31, 2014 was $2,682,000 as compared to other income of $3,000 for the three months ended December 31, 2013. The other expense for the three months ended December 31, 2014 included other income of $6,000, offset by loss on change - derivative liability of $2,651,000 and interest expense of $37,000. The loss on change- derivative liability warrants relates to derivative instruments included in the June 2013 Private Placement, the November 2013 IDMC Services and License Agreement and Convertible Notes Payable.

The expenses for the three months ended December 31, 2013 included $18,000 for interest expense, offset by $8,000 in other income and gain on change – derivative liability warrants of $13,000.

NET LOSS

Net loss for the three months ended December 31, 2014 was $3,157,000 as compared to a net loss of $846,000 for the three months ended December 31, 2013 for the reasons discussed above. The net loss for the three months ended December 31, 2014 included non-cash expense of $2,781,000, including (i) depreciation and amortization of $104,000; (ii) stock based compensation of $21,000; (iii) loss on change- derivative liability warrants of $2,651,000; (iv) share and warrant issuances of $3,000; and (v) other of $2,000. TransTech net profit from operations was $15,000 for the three months ended December 31, 2014 as compared to $2,000 for the three months ended December 31, 2013.

The net loss for the three months ended December 31, 2013 included non-cash expenses of $107,000, including (i) depreciation and amortization of $98,000; and (ii) stock based compensation of $24,000, offset by gain on change – derivative liability warrants of $13,000 and other income of $2,000.

We expect losses to continue as we commercialize our ChromaID™ technology.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $87,000 and net working capital deficit of approximately $2,774,000 (excluding the derivative liability- warrants of $5,230,000) as of December 31, 2014.  We expect losses to continue as we commercialize our ChromaID™ technology. Our cash used in operations for the three months ended December 31, 2014 and year ended September 30, 2014 was $341,000 and $(1,379,000), respectively.

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

We finance our TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008 TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On December 12, 2014, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($72,481 as of December 31, 2014) on a daily basis. The remaining balance on the accounts receivable line ($544,524) as of December 31, 2014 must be repaid by the time the secured credit facility expires on June 12, 2015, or the Company renews by automatic extension for the next successive six month term.

OPERATING ACTIVITIES

Net cash used in operating activities for the three months ended December 31, 2014 was ($341,000). This amount was primarily related to a net loss of $3,157,000 and an increase in account receivable of $168,000, offset by non-cash other expense of $2,781,000, including (i) depreciation and amortization of $104,000; (ii) stock based compensation of $21,000; (iii) loss on change- derivative liability warrants of $2,651,000; (iv) share and warrant issuances of $3,000; and (v) other of $2,000, an increase in accounts payable and accrued expenses totaling $132,000. The loss on change- derivative liability warrants relates to derivative instruments included in the June 2013 Private Placement, the November 2013 IDMC Services and License Agreement and Convertible Notes Payable.

INVESTING ACTIVITIES

Net cash provided by investing activities for the three months ended December 31, 2014 was $2,000. This amount was primarily related to proceeds from the sale of equipment of $2,000.

FINANCING ACTIVITIES

Net cash provided by financing activities for the three months ended December 31, 2014 was $355,000. This amount was primarily related to proceeds from the sale of preferred stock of $300,000 and proceeds from line of credit of $55,000.

Our contractual cash obligations as of December 31, 2014 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$71,664	$62,162	$9,502	$0	$0
Convertible notes payable	166,500	166,500	-	-	-
Notes payable	1,346,354	1,346,354	-	-	-
Capital expenditures	150,000	50,000	50,000	50,000	-
	$1,734,518	$1,625,016	$59,502	$50,000	$0
(1) Based on the end of period exchange rate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee: While we have an audit committee, we lack a financial expert. During 2015, the Board expects to appoint an additional independent Director to serve as Audit Committee Chairman who is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002. In addition, this Director is expected to strengthen our governance processes. We are using external service providers to ensure compliance with the Securities and Exchange Commission requirements until we appoint the Audit Committee Chairman.

b) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2014, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

WE NEED ADDITIONAL FINANCING TO SUPPORT OUR TECHNOLOGY DEVELOPMENT AND ONGOING OPERATIONS, PAY OUR DEBTS AND MAINTAIN OWNERSHIP OF OUR INTELLECTUAL PROPERTIES

We need additional financing to implement our business plan and to service our ongoing operations, pay our current debts and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business.

On December 19, 2013, we entered into a $200,000 Note Payable with Umpqua Bank.  The Note Payable had a maturity date of December 31, 2014 and provided for interest of 2.79%, subject to adjustment annually. On December 19, 2014, this Note Payable maturity date was extended to December 31, 2015 and provides for interest at 3.25%.

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

We recorded advances from Mr. Erickson of $268,010 as of December 31, 2014 as accrued liabilities – related parties.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of December 31, 2014, there were approximately 168.2 million shares of our common stock issued and outstanding, stock options grants for the purchase of 12.9 million common shares at a $0.125 average strike price and warrants for the purchase of 134.6 million common shares at a $0.178 average exercise price. The Company may be obligated to issue up to 5.2 million additional placement agent warrants which have the potential to add additional shares to the total number of shares of common stock issued and outstanding.

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

OUR PRIVATE PLACEMENT WHICH CLOSED JUNE 14, 2013, THE IDMC WARRANT AND SERIES C AND D WARRANTSMAY REQUIRE ADJUSTMENT IN THE EXERCISE PRICE OF THE WARRANTS ISSUED

The warrants issued in connection with the recent transaction with Special Situations (Series A Warrants to purchase a total of 52,300,000 shares of common stock at $0.15 per share, and Series B Warrants to purchase a total of 52,300,000 shares of common stock at $0.20 per share, the IDMC warrant for 14.5 million shares of common stock at $0.20 per share, Series C Warrants to purchase 3,000,000 shares of common stock at $0.20 per share and Series D Warrants to purchase 3,000,000 shares of common stock at $0.30 per share) may require an adjustment in the exercise price of the warrants if we issue common stock, warrants or equity below the price that is reflected in the warrants.  Although the Company has no present intention of issuing any additional shares of common stock, warrants or other equity securities at a price below the exercise price of the Series A, Series B Warrants, IDMC Warrant, Series C Warrant and Series D Warrant, if it should do so, it would result in a reduction in the exercise price of the Series A and Series B Warrants.  Upon exercise of these Warrants, the Company would receive substantially less capital to fund the Company’s operations.  This adjustment also could affect the market price of the common stock.

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

During the three months ended December 31, 2014, we had the following unregistered sales of equity securities:

During the three months ended December 31, 2014, we sold 300,000 Series A Preferred to one accredited investor of Series A Convertible Preferred Stock totaling $300,000 that is convertible into 3,000,000 shares of common stock at $0.10 over the next five years.  The Preferred Series A has voting rights and may not be called. We also issued (i) a Series C five year Warrant for 3,000,000 shares of common stock at $0.20 per share, which is callable at $0.40 per share; and (ii) ) a Series D five year Warrant for 3,000,000 shares of common stock at $0.30 per share, which is callable at $0.60 per share.

On December 14, 2014, we entered into an Advisory Agreement with Lester Garfinkel for financial consulting services. Under the Advisory Agreement, Mr. Garfinkel was awarded 25,000 shares of our common stock. The shares were valued at $0.20 per share by the parties. We expensed $2,500 during the three months ended December 31, 2014 or $0.10, the closing price on December 14, 2014.

ITEM 5.                       OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)             Exhibits

10.1
Amendment to Services and License Agreement dated November 18, 2014 by and between Visualant, Inc.and Invention Development Management Company, LLC. Attached as an exhibit to the Company’s Form 8-K dated November 18, 2014 and filed with the SEC on November 25, 2014, and hereby incorporated by reference.

10.2
Amendment to Demand Promissory Note dated December 31, 2014 by and between Visualant, Inc. andJ3E2A2Z LP. Attached as an exhibit to the Company’s Form 8-K dated December 31, 2014 and filed with the SEC on January 2, 2015, and hereby incorporated by reference.

10.3
Amendment 2 to Demand Promissory Note dated December 31, 2014 by and between Visualant, Inc. andJ3E2A2Z LP. Attached as an exhibit to the Company’s Form 8-K dated December 31, 2014 and filed with the SEC on January 2, 2015, and hereby incorporated by reference.

10.4
Amendment 3 to Demand Promissory Note dated December 31, 2014 by and between Visualant, Inc. andJ3E2A2Z LP. Attached as an exhibit to the Company’s Form 8-K dated December 31, 2014 and filed with the SEC on January 2, 2015, and hereby incorporated by reference.

10.5
Second Amendment to Office Lease dated June 18, 2014 by and between Visualant, Inc. and LoganBuilding LLC. Attached as an exhibit to the Company’s Form 10-K dated September 30, 2014 and filed with the SEC on January 13, 2015, and hereby incorporated by reference.

10.6
Third Amendment to Office Lease dated December 18, 2014 by and between Visualant, Inc. and LoganBuilding LLC. Attached as an exhibit to the Company’s Form 10-K dated September 30, 2014 and filed with the SEC on January 13, 2015, and hereby incorporated by reference.

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

VISUALANT, INCORPORATED

(Registrant)

Date: February 10, 2015	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: February 10, 2015	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)