Form 10-Q
period 2015-03-31
VISUALANT INC
filed 2015-05-14
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of May 14, 2015: 169,793,664 shares

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	September 30, 2014
ASSETS		(audited)

CURRENT ASSETS:
Cash and cash equivalents	$121,862	$70,386
Accounts receivable, net of allowance of $32,000 and $40,750, respectively	865,306	815,460
Prepaid expenses	34,791	25,067
Inventories	309,743	412,831
Refundable tax assets	32,679	29,590
Total current assets	1,364,381	1,353,334

EQUIPMENT, NET	405,559	447,236

OTHER ASSETS
Intangible assets, net	262,038	431,653
Goodwill	983,645	983,645
Other assets	5,070	5,070

TOTAL ASSETS	$3,020,693	$3,220,938

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$2,457,944	$2,234,123
Accounts payable - related parties	51,794	66,729
Accrued expenses	27,402	31,369
Accrued expenses - related parties	791,249	260,687
Derivative liability - warrants	2,215,861	2,579,157
Convertible notes payable	64,000	166,500
Notes payable - current portion of long term debt	1,200,666	1,290,960
Total current liabilities	6,808,916	6,629,525

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred stock - $0.001 par value, 50,000,000 shares authorized,
3,500,000 and 0 shares issued and outstanding at 3/31/15 and 9/30/14, respectively	3,500	-
Common stock - $0.001 par value, 500,000,000 shares authorized, 169,793,664
and 168,163,674 shares issued and outstanding at 3/31/15 and 9/30/14, respectively	169,794	168,164
Additional paid in capital	18,488,660	17,958,368
Accumulated deficit	(22,450,177)	(21,535,119)
Total stockholders' deficit	(3,788,223)	(3,408,587)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,020,693	$3,220,938

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	March 31, 2015	March 30, 2014	March 31, 2015	March 30, 2014

REVENUE	$1,435,097	$2,025,366	$3,278,310	$3,902,455
COST OF SALES	1,204,705	1,685,091	2,750,154	3,256,112
GROSS PROFIT	230,392	340,275	528,156	646,343
RESEARCH AND DEVELOPMENT EXPENSES	77,143	91,887	196,530	404,874
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	875,022	753,521	1,528,225	1,596,017
OPERATING LOSS	(721,773)	(505,133)	(1,196,599)	(1,354,548)

OTHER INCOME (EXPENSE):
Interest expense	(83,889)	(23,174)	(121,019)	(41,122)
Other income	12,131	6,087	18,448	13,809
Gain (loss) on change - derivative liability warrants	3,032,030	(1,191,753)	381,023	(1,178,888)
Total other income (expense)	2,960,272	(1,208,840)	278,452	(1,206,201)

INCOME (LOSS) BEFORE INCOME TAXES	2,238,499	(1,713,973)	(918,147)	(2,560,749)

Income taxes - current (benefit) provision	(3,752)	1,332	(3,089)	155
		.
NET INCOME (LOSS)	2,242,251	(1,715,305)	(915,058)	(2,560,904)

NONCONTROLLING INTEREST	-	4,366	-	20,534

NET INCOME (LOSS) ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES COMMON SHAREHOLDERS	$2,242,251	$(1,719,671)	$(915,058)	$(2,581,438)

Basic and diluted income (loss) per common share attributable to Visualant, Inc. and subsidiaries common shareholders-
Basic and diluted income (loss) per share	$0.01	$(0.01)	$(0.01)	$(0.02)

Weighted average shares of common stock outstanding- basic and diluted	169,313,503	165,263,674	168,734,606	165,263,674

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(915,058)	$(2,560,904)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	209,882	195,697
Issuance of capital stock for services and expenses	137,500	-
Stock based compensation	40,150	45,880
(Gain) on sale of assets	(18,650)	(1,111)
Gain (loss) on change - derivative liability warrants	(381,023)	1,178,888
Provision for losses on accounts receivable	3,036	-
Changes in operating assets and liabilities:
Accounts receivable	(52,882)	149,793
Prepaid expenses	(9,724)	4,600
Inventory	103,088	108,567
Accounts payable - trade and accrued expenses	760,980	41,739
Income tax receivable	(3,089)	155
CASH (USED IN) OPERATING ACTIVITIES	(125,790)	(836,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	20,060	1,600
NET CASH PROVIDED BY INVESTING ACTIVITIES:	20,060	1,600

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) from line of credit	(88,799)	(249,335)
Proceeds from sale of preferred stock	350,000	-
Proceeds from notes payable	-	200,000
Proceeds from notes payable- related party	-	205,000
Repayment of convertible notes	(166,500)	-
Proceeds from convertible note	64,000	-
Repayments of capital leases	(1,495)	(1,760)
NET CASH PROVIDED BY FINANCING ACTIVITIES	157,206	153,905

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,476	(681,191)

CASH AND CASH EQUIVALENTS, beginning of period	70,386	747,129

CASH AND CASH EQUIVALENTS, end of period	$121,862	$65,938

Supplemental disclosures of cash flow information:
Interest paid	$81,257	$22,947
Taxes paid	$-	$-

Non-cash investing and financing activities:
Gain (loss) on change - derivative liability warrants	$17,727	$-
Issuance of common stock for debt conversion	$25,499	$-

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Visualant, Inc. (the “Company” or “Visualant”) was incorporated under the laws of the State of Nevada in 1998.The Company has authorized 550,000,000 shares of capital stock, of which 500,000,000 are shares of voting common stock, par value $0.001 per share, and 50,000,000 are shares of voting Series A Convertible Preferred Stock, par value $0.001 per share.

Since 2007 the Company have been focused primarily on the development of a proprietary technology which is capable of uniquely identifying and authenticating almost any substance using light at the “photon” level to detect the unique digital “signature” of the substance.  The Company calls this its “ChromaID™” technology.

In 2010, the Company acquired TransTech Systems, Inc. as an adjunct to its business.  TransTech is a distributor of products for employee and personnel identification.  TransTech currently provides substantially all of the Company’s revenues.  The Company intends, however, to use a majority of the proceeds of this offering to further develop and market our ChromaID technology.

The Company is in the process of commercializing its ChromaID™ technology.  To date, the Company entered into one License Agreement with Sumitomo Precision Products Co., Ltd. and has a strategic relationship with Invention Development Management Company, L.L.C. (“IDMC”).

The Company believes that its commercialization success is dependent upon its ability to significantly increase the number of customers that are purchasing and using its products. To date the Company has generated minimal revenue from sales of its ChromaID products. The Company is currently not profitable. Even if the Company succeeds in introducing the ChromaID technology and related products to its target markets, the Company may not be able to generate sufficient revenue to achieve or sustain profitability.

ChromaID was invented by scientists from the University of Washington under contract with Visualant.  The Company has pursued an aggressive intellectual property strategy and have been granted seven patents.  The Company also has 22 patents pending.  The Company possess all right, title and interest to the issued patents.  Ten of the pending patents are licensed exclusively to the Company in perpetuity by our strategic partner, Intellectual Ventures through its subsidiary IDMC.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,017,281 and $6,604,631 for the years ended September 30, 2014 and 2013, respectively. Our net cash used in operating activities was $(125,790) and $(1,379,397) for the six months ended March 31, 2015 and the year ended September 30, 2014, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2015, the Company’s accumulated deficit was $22,450,177.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, our Chief Executive Officer. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2014 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

3.	SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation – The accompanying unaudited consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).

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

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries, TransTech Systems, Inc. Inter-Company items and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable consist primarily of amounts due to the Company from normal business activities. The Company maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of the customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required.

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $15,000 and $10,000 reserve for impaired inventory as of March 31, 2015 and September 30, 2014, respectively.

Equipment – Equipment consists of machinery, leasehold improvements, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 2-10 years, except for leasehold improvements which are depreciated over 5-20 years.

Intangible Assets/ Intellectual Property – The Company amortizes the intangible assets and intellectual property acquired in connection with the acquisition of TransTech, over sixty months on a straight - line basis, which was the time frame that the management of the Company was able to project forward for future revenue, either under agreement or through expected continued business activities.  Intangible assets and intellectual property acquired from RATLab LLC and Javelin are recorded likewise. The Company performs annual assessments and has determined that no impairment is necessary. On June 7, 2011, the Company closed the acquisition of all Visualant related assets of the RATLab LLC, namely the rights to the medical field of use of the Chroma ID technology. On July 31, 2012, the Company closed the acquisition of all rights to the ChromaID technology in the environmental field of use from Javelin LLC.

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

Derivative Instruments – Warrants with the June 2013 Private Placement

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	March 31, 2015

Liabilities:
Derivative Instruments - Warrants	$-	$1,725,900	$-	$1,725,900

Total	$-	$1,725,900	$-	$1,725,900

Liabilities measured at fair value on a recurring basis are summarized as follows:

March 31, 2015
Market price and estimated fair value of common stock:	$0.080
Exercise price	$0.15-0.20
Expected term (years)	2.753
Divident yield	-
Expected volatility	64.9%
Risk-free interest rate	0.78%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The Company issued warrants to purchase 104,600,000 shares of common stock in connection with our June 2013 private placement of 52,300,000 shares of common stock.  The exercise price of these warrants is $0.15 to $0.20 per share.  These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  These warrants were issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of our common stock or securities exercisable, convertible or exchangeable for our common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished.

The proceeds from the private placement were allocated between the shares of common stock and the warrants issued in connection with the private placement based upon their estimated fair values as of the closing date at June 14, 2013, resulting in the aggregate amount of $2,494,710 allocated to stockholders’ equity and $2,735,290 allocated to the warrant derivative.  The Company recognized $1,448,710 of other expense resulting from the increase in the fair value of the warrant liability at September 30, 2013. During the year ended September 30, 2014, the Company recognized $2,092,000 of other income resulting from the decrease in the fair value of the warrant liability at September 30, 2014. During the six months ended March 31, 2015, the Company recognized $366,100 of other income resulting from the decrease in the fair value of the warrant liability at March 31, 2015.

Derivative Instruments – Warrant with the November 2013 IDMC Services and License Agreement

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	March 31, 2015

Liabilities:
Derivative Instruments - Warrants	$-	$276,930	$-	$276,930

Total	$-	$276,930	$-	$276,930

Liabilities measured at fair value on a recurring basis are summarized as follows:

March 31, 2015
Market price and estimated fair value of common stock:	0.08
Exercise price	0.20
Expected term (years)	3.62
Divident yield	-
Expected volatility	64.9%
Risk-free interest rate	0.75%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The Company issued a warrant to purchase 14,575,286 shares of common stock in connection with the November 2013 IDMC Services and License Agreement. The warrant price of $0.20 per share expires November 10, 2018 and the per share price is subject to adjustment.  This warrant was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  This warrant was issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of our common stock or securities exercisable, convertible or exchangeable for our common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants was recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished. During the year ended September 30, 2014, the Company recognized $320,657 of other expense related to the IDMC warrant. During the six months ended March 31, 2015, the Company recognized $43,726 of other income related to the IDMC warrant.

Derivative Instrument – Convertible Note Payable

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	March 31, 2015

Liabilities:
Derivative Instruments - Convertible Promissory Note	$-	$38,031	$-	$38,031

Total	$-	$38,031	$-	$38,031

Liabilities measured at fair value on a recurring basis are summarized as follows:

March 31, 2015
Market price and estimated fair value of common stock:	0.08
Exercise price	0.052
Expected term (years)	0.6
Divident yield	-
Expected volatility	76.7%
Risk-free interest rate	0.78%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the Convertible Note Payable.

The Company entered into a Convertible Note Payable with KBM Worldwide, Inc. on August 25, 2014 for $103,500. The Note was paid off on March 2, 2015. The Company entered into a Convertible Note Payable with KBM on September 24, 2014 for $63,000. The Note was repaid March 27, 2015. The Company entered into a Convertible Note Payable with KBM on January 27, 2015 for $64,000. The KBM Note accrues interest at a rate of 8% per annum and becomes due on October 27, 2015 and is convertible into common stock on July 26, 2015. The outstanding KBM Notes is convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion; however, the outstanding KBM notes is not convertible until July 26, 2015. During the year ended September 30, 2014, the Company recognized $166,500 of other expense related to the KBM Notes. During the six months ended March 31, 2015, the Company recognized $29,529 of other income and allocated $98,940 to stockholder’s equity related to the KBM Notes.

Derivative Instrument – Series A Convertible Preferred Stock

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	March 31, 2015

Liabilities:
Derivative Instruments - Warrants	$-	$175,000	$-	$175,000

Total	$-	$175,000	$-	$175,000

Liabilities measured at fair value on a recurring basis are summarized as follows:

March 31, 2015
Market price and estimated fair value of common stock:	0.08
Exercise price	0.20
Expected term (years)	3.62
Divident yield	-
Expected volatility	64.9%
Risk-free interest rate	0.75%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the Series A Convertible Preferred Stock.

The Company issued 3,500,000 shares of Series A Convertible Preferred Stock with attached warrants during the six months ended March 31, 2015. The Company allocated $233,333 to stockholders equity and $116,667 to the derivative warrant liability. The warrants were issued with a down round provision. During the six months ended March 31, 2015, the Company recognized $175,000 of other expense related to the warrant liability.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at March 31, 2015 and September 30, 2014 based upon the short-term nature of the assets and liabilities.

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

Stock Based Compensation – The Company has share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit.  Grants of stock options and stock to non-employees and other parties are accounted for in accordance with the ASC 505.

Income Taxes – Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of March 31, 2015 and September 30, 2014, the Company had refundable tax assets related to TransTech of $32,679 and $29,590, respectively.

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of March 31, 2015, there were options outstanding for the purchase of 10,865,000 common shares, warrants for the purchase of 134,955,286 common shares, preferred stock for the conversion of 3,500,000 common shares and an unknown number of shares related to the conversion of a $64,000 Convertible Promissory Note which could potentially dilute future earnings per share. As of March 31, 2014, there were options outstanding for the purchase of 12,705,000 common shares, warrants for the purchase of 126,454,286 common shares which could potentially dilute future earnings per share.

Dividend Policy – The Company has never paid any cash dividends and intends, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company is focused primarily on the development of a proprietary technology which is capable of uniquely identifying and authenticating almost any substance using light to create, record and detect the unique digital “signature” of the substance.  The Company calls this our “ChromaID™” technology.

The Company’s ChromaID™ Technology

The Company has developed a proprietary technology to uniquely identify and authenticate almost any substance. This patented technology utilizes light at the photon (elementary particle of light) level through a series of emitters and detectors to generate a unique signature or “fingerprint” from a scan of almost any solid, liquid or gaseous material.  This signature of reflected or transmitted light is digitized, creating a unique ChromaID signature.  Each ChromaID signature is comprised of hundreds or thousands of specific data points.

The ChromaID technology looks beyond visible light frequencies to areas of near infra-red and ultraviolet light that are outside the humanly visible light spectrum. The data obtained allows the Company to create a very specific and unique ChromaID signature of the substance for a myriad of authentication and verification applications.

Traditional light-based identification technology, called spectrophotometry, has relied upon a complex system of prisms, mirrors and visible light.  Spectrophotometers typically have a higher cost and utilize a form factor more suited to a laboratory setting and require trained laboratory personnel to interpret the information. The ChromaID technology uses lower cost LEDs and photodiodes and specific frequencies of light resulting in a more accurate, portable and easy-to-use solution for a wide variety of applications.  The ChromaID technology not only has significant cost advantages as compared to spectrophotometry, it is also completely flexible is size, shape and configuration.  The ChromaID scan head can range in size from endoscopic to a scale that could be the size of a large ceiling-mounted florescent light fixture.

In normal operation, a ChromaID master or reference scan is generated and stored in a database. The Visualant scan head can then scan similar materials to identify, authenticate or diagnose them by comparing the new ChromaID digital signature scan to that of the original or reference ChromaID signature or scan result.

The following summarizes our plans for the Company’s proprietary ChromaID technology. Based on the Company’s anticipated expenditures on this technology, the expected efforts of our management and our relationship with Intellectual Ventures and its subsidiary, IDMC, and our other strategic partner, Sumitomo Precision Products, Ltd., we expect our ChromaID technology to provide an increasing portion of our revenues in future years from product sales, licenses, royalties and other revenue streams., as discussed further below.

ChromaID:  A Foundational Platform Technology

The Company’s ChromaID technology provides a platform upon which a myriad of applications can be developed.  As a platform technology, it is analogous to a smartphone, upon which an enormous number of previously unforeseen applications have been developed.  The ChromaID technology is an enabling technology that brings the science of light and photonics to low cost, real world commercialization opportunities across multiple industries. The technology is foundational and as such, the basis upon which the Company’s believe a significant business can be built.

As with other foundational technologies, a single application may reach across multiple industries. The ChromaID technology can, for example effectively differentiate and identify different brands of clear vodkas that appear identical to the human eye. By extension this same technology can identify pure water from water with contaminants present. It can provide real time detection of liquid medicines such as morphine that have been adulterated or compromised. It can detect if jet fuel has water contamination present. It could determine when it is time to change oil in a deep fat fryer. These are but a few of the potential applications of the ChromaID technology based upon extensions of its ability to identify different clear liquids.

The cornerstone of a company with a foundational platform technology is the Company’s intellectual property.  ChromaID was invented by scientists from the University of Washington under contract with Visualant.  The Company has pursued an aggressive intellectual property strategy and have been granted seven patents.  The Company currently has 22 patents pending.  The Company possesses all right, title and interest to the issued patents.  Ten of the pending patents are licensed exclusively to us in perpetuity by its strategic partner, IDMC.

At the Photonics West trade show held in San Francisco in February 2013, the Company was honored to receive a PRISM award from the Society of Photo-Optical Instrumentation Engineers International, better known as SPIE.

IDMC Relationship

In November 2013, the Company entered into a strategic relationship with IDMC, a subsidiary of Intellectual Ventures, a private intellectual property fund with over $5 billion under management.  Intellectual Ventures owns over 40,000 IP assets and has broad global relationships for the invention of technology, the filing of patents and the licensing of intellectual property.  IDMC has worked to expand the reach and the potential application of the ChromaID technology and has filed ten patents base on the ChromaID technology, which it has licensed to the Company.  In connection with IDMC’s work to expand the Company’s intellectual property portfolio, the Company agreed to curtail outbound marketing activities of its technology through the fourth fiscal quarter of 2014.

Initial testing in the Company’s laboratories and the work of the IDMC inventors have shown that the ChromaID technology has a number of broad and useful applications a few of which include:

•	Milk identification for quality, protein and fat content and impurities
•	Identification of liquids for counterfeits or contaminants
•	Detecting adulterants in food and food products compromising its quality
•	Color grading of diamonds
•	Identifying real cosmetics versus counterfeit cosmetics
•	Identifying counterfeit medications versus real medications
•	Identifying regular flour versus gluten free flour
•	Authenticating secure identification cards

Products

The Company first delivered product, the ChromaID Lab Kit, scans and identifies solid surfaces. The Company is marketing this product to customers who are considering licensing the technology. Target markets include, but are not limited to, commercial paint manufacturers, pharmaceutical equipment manufacturers, process control companies, currency paper and ink manufacturers, security cards, cosmetic companies, scanner manufactures and food processing companies.

The Company’s second product, the ChromaID Liquid Lab Kit, scans and identifies liquids.  This product is currently in prototype form.  Similar to the Company’s first product, it will be marketed to customers who are considering licensing the technology. Rather than use an LED emitter to reflect light off of a surface that is captured by a photodiode to generate a ChromaID signature the liquid analysis product shines light through the liquid (transmissive) with the LEDs positioned on one side of the liquid sample and the photo detectors on the opposite side. This device is in a functional state in our laboratory and the Company anticipates having a Liquid ChromaID Lab Kit available for customers by the Company’s fourth fiscal quarter ending September 30, 2015. Target markets include, but are not limited to, water companies, petrochemical companies, pharmaceutical companies, and numerous consumer applications.

The ChromaID Lab Kits allows potential licensors of our technology to work with our technology and develop solutions for their particular application.  Our contractual arrangements with IDMC are described in greater detail below.

Our Commercialization Plans for the ChromaID Technology.

The Company shipped our first ChromaID product, the ChromaID Lab Kits, to our strategic partner IDMC during the last calendar quarter of 2013 and first calendar quarter of 2014, after we completed final assembly and testing. As part of the Company’s agreement with IDMC, the Company curtailed its ChromaID marketing efforts through the fourth calendar quarter of 2014 while IDMC worked to expand our intellectual property portfolio. Thereafter, the Company began to actively market the ChromaID Lab Kits to interested and qualified customers. To date, the Company has achieved limited revenue from the sale of our ChromaID Lab Kits.

The Lab Kit includes the following:

ChromaID Scanner. A small device made with electronic and optical components and firmware which pulses light onto a flat material and records and digitizes the light that is reflected back from that material. The device is the size of a typical flashlight (5.5” long and 1.25” diameter).  However, the technology can be incorporated into almost any size, shape and configuration.

ChromaID Lab Software. A software application that runs on a Windows PC. The software allows for configuration of the scanner, controls the behavior of the ChromaID Scanner, displays a graph of the captured ChromaID signature profile, stores the ChromaID signature in a database and uses algorithms to compare the accuracy of the match of the unknown scan to the known ChromaID signature profile.  This software is intended for lab and experimental use only and is not required for commercialized product applications.

Software Development Toolkit. A collection of software applications, API (an abbreviation of application program interface – a set of routines, protocols, and tools for building software applications) definitions and file descriptions that allow a customer to extract the raw data from the ChromaID signatures and run their own software routines against that raw data.

The ChromaID Lab Kit allows customers to experiment with and evaluate the ChromaID technology and determine if it is appropriate for their specific applications. The primary electronic and optical parts of the ChromaID scanner, called the “scan head,” could be supplied to customers to integrate into their own products.  A set of ChromaID Developer Tools are also available.  These allow customers to develop their own products based on the ChromaID technology.

ChromaID signatures must be stored, managed, and readily accessible for comparison, matching and authentication purposes. The database can be owned and operated by the end customer, but in the case of thousands of ChromaID signatures, database management may be outsourced to us or a third party provider.  These database services could be made available on a per-access transaction basis or on a monthly or annual subscription basis.  The actual storage location of the database can be cloud-based, on a stand-alone scanning device or on a mobile device via a Bluetooth connection depending on the requirements of access, size of the database and security as defined by the customer. As a result, large databases can be accessed by cell phone or other mobile technologies using either local storage or cloud based storage.

Based on the commercialization plans outlined above, the Company’s business model anticipates deriving revenue from several sources:

•	Sales of the ChromaID Lab Kit and ChromaID Liquid Lab Kit
•	Non Recurring Engineering (NRE) fees to assist customers with scan integration into their products
•	Licensing of the ChromaID technology
•	Royalties per unit generated from the sales of scan heads
•	Per click transaction revenue from accessing the unique ChromaID signatures
•	Developing custom product applications for customers
•	ChromaID database administration and management services

Our Acceleration of Business Development in the United States and Around the World

The Company is coordinating its internal business development, sales and marketing efforts with those of our strategic partners IDMC, and Sumitomo Precision Products to leverage market data and information in order to focus on specific target vertical markets which have the greatest potential for early adoption.  The ChromaID Lab Kit provides a means for us to demonstrate the technology to customers in these markets.  It also allows customers to experiment with developing unique applications for their particular use.  Our Business Development team is pursuing license opportunities with customers in our target markets.

There is no requirement for FDA or other government approval for the current applications of our ChromaID technology. Over time, as the Company explores the application of our ChromaID technology for medical diagnostics and other applications, the Company expects that there will be requirements for FDA and other government approvals before applications using the technology in medical and other regulated fields can enter the marketplace.

Research and Development

The Company’s research and development efforts are primarily focused improving the core foundational ChromaID technology and developing new and unique applications for the technology.   As part of this effort, the Company typically conduct testing to ensure that ChromaID application methods are compatible with the customer’s requirements, and that they can be implemented in a cost effective manner. The Company is also actively involved in identifying new application methods.  Our team has considerable experience working with the application of light-based technologies and their application to various industries. The Company believes that its continued development of new and enhanced technologies relating to our core business is essential to its future success. The Company spent $1,169,281 on research and development activities for the year ended September 30, 2013 and $670,742 for the year ended September 30, 2014.  The Company’s research and development efforts are supported internally, through its relationship with IDMC and through contractors led by Dr. Tom Furness and his team at RATLab LLC.

The Company’s Patents

The Company believes that it’s seven patents, 22 patent applications, and two registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets for us. The Company’s patents will expire at various times between 2027 and 2033. The duration of the Company’s trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

The patents that have been granted to Visualant include:

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

The Company pursues an aggressive patent strategy to expand its unique intellectual property in the United States and other countries.

Services and License Agreement Invention Development Management Company, L.L.C.

In November 2013, the Company entered into a Services and License Agreement with IDMC. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors and partners with pioneering companies and invests both expertise and capital in the process of invention. On November 19, 2014, the Company amended the Services and License Agreement with IDMC. This amendment exclusively licenses 10 filed patents to us.

The agreement requires IDMC to identify and engage inventors to develop new applications of our ChromaID™ technology, present the developments to us for approval, and file at least 10 patent applications to protect the developments. IDMC is responsible for the development and patent costs. The Company provided the Chroma ID Lab Kits to IDMC at no cost and are providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property the Company delayed the selling of the ChromaID Lab Kits for 140 days except for certain select accounts. The Company continued its business development efforts during this period and have worked with IDMC and their global business development resources to secure potential customers and licensees for the ChromaID technology. The Company shipped 20 ChromaID Lab Kits to inventors in the IDMC network during December 2013 and January 2014. As part of our agreement with IDMC, the Company curtailed its ChromaID marketing efforts through the fourth calendar quarter of 2014 while IDMC worked to expand our intellectual property portfolio. Thereafter, the Company began to actively market the ChromaID Lab Kits to interested and qualified customers.

The Company has received a worldwide, nontransferable, exclusive license to the intellectual property developed under the IDMC agreement during the term of the agreement, and solely within the identification, authentication and diagnostics field of use, to (a) make, have made, use, import, sell and offer for sale products and services; (b) make improvements; and (c) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

The Company received a nonexclusive and nontransferable option to acquire a worldwide, nontransferable, nonexclusive license to the useful intellectual property held by IDMC within the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer to sell products and services and (b) grant sublicenses to any and all of the foregoing rights. The option to acquire this license may be exercised for up to two years from the effective date of the Agreement.

IDMC is providing global business development services to us for geographies not being pursued by Visualant. Also, IDMC has introduced the Company to potential customers, licensees and distributors for the purpose of identifying and pursuing a license, sale or distribution arrangement or other monetization event.

The Company granted to IDMC a nonexclusive, worldwide, fully paid, nontransferable, sublicenseable, perpetual license to our intellectual property solely outside the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer for sale products and services and (b) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

The Company granted to IDMC a nonexclusive, worldwide, fully paid up, royalty-free, nontransferable, non-sublicenseable, perpetual license to access and use the Company’s technology solely for the purpose of marketing the aforementioned sublicenses of our intellectual property to third parties outside the designated fields of use.

In connection with the original license agreement, the Company issued a warrant to purchase 14,575,286 shares of common stock to IDMC as consideration for the exclusive intellectual property license and application development services. The warrant has an exercise price of $0.20 per share and expires November 10, 2018. The per share price is subject to adjustment based on any issuances below $.20 per share except as described in the warrant.

The Company agreed to pay IDMC a percentage of license revenue for the global development business services and a percentage of revenue received from any company introduced to us by IDMC. The Company also have also agreed to pay IDMC a royalty when the Company receives royalty product revenue from an IDMC-introduced company. IDMC has agreed to pay the Company a license fee for the nonexclusive license of the Company’s intellectual property.

The term of both the exclusive intellectual property license and the nonexclusive intellectual property license commences on the effective date of November 11, 2013, and terminates when all claims of the patents expire or are held in valid or unenforceable by a court of competent jurisdiction from which no appeal can be taken.

The term of the Agreement commences on the effective date until either party terminates the Agreement at any time following the fifth anniversary of the effective date by providing at least ninety days’ prior written notice to the other party.

5.	AGREEMENTS WITH SUMITOMO PRECISION PRODUCTS CO., LTD.

In May 2012, the Company entered into a Joint Research and Product Development Agreement with Sumitomo Precision Products Co., Ltd., a publicly-traded Japanese corporation, for the commercialization of our ChromaID technology.   In March 2013, the Company entered into an amendment to this agreement, which extended the Joint Development Agreement from March 31, 2013 to December 31, 2013.  The extension provided for continuing work between Sumitomo and Visualant focused upon advancing the ChromaID technology and market research aimed at identifying the most significant markets for the ChromaID technology. This collaborative work supported the development of the ChromaID Lab Kit. This agreement expired December 31, 2013. The current version of the technology was introduced to the marketplace as a part of our ChromaID Lab Kit during the fourth quarter of 2013.  Sumitomo invested $2,250,000 in exchange for 17,307,693 shares of restricted shares of common stock priced at $0.13 per share that was funded on June 21, 2012.

The Company also entered into a License Agreement with Sumitomo in May 2012, under which Sumitomo paid the Company an initial payment of $1 million.  The License Agreement granted Sumitomo an exclusive license for the then extant ChromaID technology.  The territories covered by this license include Japan, China, Taiwan, Korea and the entirety of Southeast Asia (Burma, Indonesia, Thailand, Cambodia, Laos, Vietnam, Singapore and the Philippines). The Sumitomo License fee was recorded as revenue over the life the Joint Research and Product Development Agreement and was fully recorded as of May 31, 2013.

6.	ACQUISITION OF TRANSTECH SYSTEMS, INC.

The Company’s wholly owned subsidiary, TransTech Systems, Inc., is a distributor of products, including systems solutions, components and consumables, for employee and personnel identification in government and the private sector, document authentication, access control, and radio frequency identification.  TransTech provides these products and services, along with marketing and business development assistance to value-added resellers and system integrators throughout North America.

The Company expects its ownership of TransTech to accelerate our market entry and penetration through well-operated and positioned dealers of security and authentication systems, thus creating a natural distribution channel for products featuring its proprietary ChromaID technology.  TransTech currently provides substantially all of our revenues.  TransTech’s management team functions independently from Visualant’s and its operations require a minimal commitment of our management time and other resources.  The Company’s acquisition of TransTech in June 2010.

7.	ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $865,306 and $815,460, net of allowance, as of March 31, 2015 and September 30, 2014, respectively. The Company had one customer (10.6%) in excess of 10% of our consolidated revenues for the six months ended March 31, 2015. The Company had two customers (12.8% and 11.4%) with accounts receivable in excess of 10% as of March 31, 2015. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

8.	INVENTORIES

Inventories were $309,743 and $412,831 as of March 31, 2015 and September 30, 2014, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $15,000 and $10,000 reserve for impaired inventory as of March 31, 2015 and September 30, 2014, respectively.

9.	FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $405,559 and $447,236 as of March 31, 2015 and September 30, 2014, respectively. Accumulated depreciation was $766,118 and $742,676 as of March 31, 2015 and September 30, 2014, respectively. Total depreciation expense, was $40,357 and $26,767 for the six months ended March 31, 2015 and 2014, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of March 31, 2015 was comprised of the following:

	Estimated	March 31, 2015
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$194,096	$87,038	$281,134
Leasehold improvements	5-20 years	603,612	-	603,612
Furniture and fixtures	3-10 years	77,039	101,260	178,299
Software and websites	3- 7 years	63,783	44,849	108,632
Less: accumulated depreciation		(534,677)	(231,441)	(766,118)
		$403,853	$1,706	$405,559

10.	INTANGIBLE ASSETS

Intangible assets as of March 31, 2015 and September 30, 2014 consisted of the following:

	Estimated	March 31,	September 30,
	Useful Lives	2015	2014

Customer contracts	5 years	$983,645	$983,645
Technology	5 years	712,500	$712,500
Less: accumulated amortization		(1,434,107)	(1,264,492)
Intangible assets, net		$262,038	$431,653

Total amortization expense was $169,615 for the six months ended March 31, 2015 and 2014, respectively.

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

Accounts payable were $2,457,944 and $2,234,123 as of March 31, 2015 and September 30, 2014, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.  The Company had 2 vendors (12.8% and 12.2%) with accounts payable in excess of 10% of its accounts payable as of March 31, 2015. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

12.	CONVERTIBLE NOTES PAYABLE

The Company entered into a Convertible Note Payable with KBM Worldwide, Inc. on August 25, 2014 for $103,500. The Note was paid off on March 2, 2015. The Company entered into a Convertible Note Payable with KBM on September 24, 2014 for $63,000. The Note was repaid March 27, 2015. The Company entered into a Convertible Note Payable with KBM on January 27, 2015 for $64,000. The KBM Note accrues interest at a rate of 8% per annum and becomes due on October 27, 2015 and is convertible into common stock on July 26, 2015. The outstanding KBM Notes is convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion; however, the outstanding KBM notes is not convertible until July 26, 2015. During the year ended September 30, 2014, the Company recognized $166,500 of other expense related to the KBM Notes. During the six months ended March 31, 2015, the Company recognized $29,529 of other income and allocated $98,940 to stockholder’s equity related to the KBM Notes. The Company recorded accrued interest of $898 as of March 31, 2015.

13.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of March 31, 2015 and September 30, 2014 consisted of the following:

	March 31,	September 30,
	2015	2014

BFI Business Finance Secured Credit Facility	$399,599	$488,398
Note payable to Umpqua Bank	200,000	200,000
Secured note payable to J3E2A2Z LP - related party	600,000	600,000
TransTech capitalized leases, net of capitalized interest	1,067	2,562
Total debt	1,200,666	1,290,960
Less current portion of long term debt	(1,200,666)	(1,290,960)
Long term debt	$-	$-

Capital Source Business Finance Group Secured Credit Facility

The Company finances its TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On December 12, 2014, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($56,000 as of March 31, 2015) on a daily basis. The remaining balance on the accounts receivable line $399,599 as of March 31, 2015 must be repaid by the time the secured credit facility expires on June 12, 2015, or we renew by automatic extension for the next successive six-month term.

Note Payable to Umpqua Bank

The Company has a $200,000 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which currently matures on December 31, 2015 and provides for interest at 3.25% per year.  The cash from the Umpqua Loan was received on January 14, 2014.  Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $7,315 as of March 31, 2015.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

The Company also has two other demand promissory note payable to entities affiliated with Mr. Erickson, totaling $600,000.  Each of these notes were issued between January and July 2014, provide for interest of 3% per year and currently mature on June 30, 2015.  They also provide for a second lien on our assets if not repaid by June 30, 2015 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. The Company recorded accrued interest of $15,337 as of March 31, 2015.

Capitalized Leases

TransTech has capitalized leases for equipment. The leases have a remaining lease term of seven months. The imputed interest rate in the capitalized leases is approximately 10.5%.

Aggregate maturities totaling $1,200,166 are all due within twelve months.

14.	EQUITY

Voting Preferred Stock

On September 13, 2002, 50,000,000 shares of preferred stock with a par value of $0.001 were authorized by the stockholders.  There were no preferred shares issued and the terms had not been determined as of September 30, 2014.

On January 23, 2015 and February 23, 2015, respectively, the Board of Directors and the Nevada Secretary of State approved a Certificate of Designations, Preference and Rights for Series A Convertible Preferred Stock. The Company’s Series A Preferred is $0.001 par value, with 50,000,000 shares authorized. Each holder of outstanding shares of Series A Preferred shall be entitled to the number of votes equal to the number of whole shares of common stock of the Corporation into which the shares of Series A Preferred held by such holder are then convertible as of the applicable record date. The Company cannot not amend, alter or repeal any preferences, rights, or other terms of the Series A Preferred so as to adversely affect the Series A Preferred, without the written consent or affirmative vote of the holders of at least sixty-six and two-thirds percent (66.66%) of the then outstanding shares of Series A Preferred, voting as a separate voting group, given by written consent or by vote at a meeting called for such purpose for which notice shall have been duly given to the holders of the Series A Preferred.

During the six months ended March 31, 2015, the Company sold 3,500,000 Series A Preferred Stock to two investors totaling $350,000 that is convertible into 3,500,000 shares of common stock at $0.10 per share over the next five years.  The Company and the holders of the Series A Preferred Stock are in the process of amending the conversion price to $0.20 per share, subject to adjustment upon the occurrence of certain events.  The Series A Preferred Stock has voting rights and may not be redeemed without the consent of the holder. The Company also issued (i) a Series C five-year Warrant for 3,500,000 shares of common stock at an exercise price of $0.20 per share, which is callable at $0.40 per share; and (ii) ) a Series D five-year Warrant for 3,500,000 shares of common stock at an exercise price of $0.30 per share, which is callable at $0.60 per share. The Series A Preferred Stock and Series C and D Warrants have registration rights upon the closing of this offering.

Common Stock

All of the offerings and sales described below were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, all of whom were accredited investors and transfer was restricted by the company in accordance with the requirements of Regulation D and the Securities Act. All issuances to accredited and non-accredited investors were structured to comply with the requirements of the safe harbor afforded by Rule 506 of Regulation D, including limiting the number of non-accredited investors to no more than 35 investors who have sufficient knowledge and experience in financial and business matters to make them capable of evaluating the merits and risks of an investment in our securities.

The following equity issuances occurred during the six months ended March 31, 2015:

On December 14, 2014, the Company entered into an Advisory Agreement with Lester Garfinkel for financial consulting services. Under the Advisory Agreement, Mr. Garfinkel was awarded 25,000 shares of our common stock. The shares were valued at $0.20 per share by the parties. The Company expensed $2,500 during the three months ended March 31, 2015.

On January 23, 2015, the Company issued 1,350,000 shares of restricted common stock to seven employees and directors for services during 2014. The shares were issued in accordance with the 2011 Stock Incentive Plan and the Company expensed $135,000 during the six months ended March 31, 2015.

On February 23, 2015, the Company issued 254,990 shares of common stock to NVPR LLC related to a conversion of a $24,499 liability under a 7% Convertible Debenture.

Warrants to Purchase Common Stock

The following warrant issuances occurred during the six months ended March 31, 2015:

The Company issued (i) a Series C five-year Warrant for 3,500,000 shares of common stock at an exercise price of $0.20 per share, which is callable at $0.40 per share; and (ii) ) a Series D five-year Warrant for 3,500,000 shares of common stock at an exercise price of $0.30 per share, which is callable at $0.60 per share. The Comany allocated $233,333 to stockholders equity and $116,667 to the derivative warrant liability. The warrants were issued with a down round provision. During the six months ended March 31, 2015, the Company recognized $175,000 of other expense related to the warrant liability.

A summary of the warrants issued as of March 31, 2015 were as follows:

	March 31, 2015
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	128,555,286	$0.175
Issued	7,000,000	0.250
Exercised	-	-
Forfeited	-	-
Expired	(600,000)	0.100
Outstanding at end of period	134,955,286	$0.179
Exerciseable at end of period	134,955,286

A summary of the status of the warrants outstanding as of March 31, 2015 is presented below:

	March 31, 2015
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
5,730,000	2.88	$0.10-.13	5,730,000	$0.10-.13
52,300,000	3.13	0.150	52,300,000	0.150
73,425,286	3.28	0.200	73,425,286	0.200
3,500,000	4.62	0.300	3,500,000	0.300
134,955,286	3.28	0.179	134,955,286	0.179

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended March 31, 2015 were as follows:

Dividend yield	0%
Expected life	3
Expected volatility	90%
Risk free interest rate	0.7%

There were vested warrants of 134,955,286 as of March 31, 2015 with an aggregate intrinsic value of $0.

15.	STOCK OPTIONS

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

Stock Option Activity

The Company had the following stock option transactions during the six months ended March 31, 2015:

During the six months ended March 31, 2015, five employees and three directors, forfeited stock option grants for 3,935,000 shares of common stock at $0.132 per share.

On January 23, 2015, three employees were issued performance grants for 1,700,000 shares of common stock at $0.100 per share. The grants were issued in accordance with the 2011 Stock Incentive Plan, vest quarterly over three years after being earned and expire January 22, 2020. As of March 31, 2015, none of the stock option grants were earned.

There are currently 10,865,000 options to purchase common stock at an average exercise price of $0.119 per share outstanding as of March 31, 2015 under the 2011 Stock Incentive Plan. The Company recorded $40,150 and $45,880 of compensation expense, net of related tax effects, relative to stock options for the six months ended March 31, 2015 and 2014 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). At March 31, 2015, there is approximately $217,683 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 5.02 years.

Stock option activity for the six months ended March 31, 2015 and the years ended September 30, 2014 and 2013 was as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2012	5,920,000	$0.131	$776,800
Granted	6,830,000	0.122	836,000
Exercised	-	-	-
Forfeitures	(15,000)	(0.240)	(3,600)
Outstanding as of September 30, 2013	12,735,000	0.126	1,609,200
Granted	395,000	0.100	39,500
Exercised	-	-	-
Forfeitures	(30,000)	(0.217)	(6,500)
Outstanding as of September 30, 2014	13,100,000	0.125	1,642,200
Granted	1,700,000	0.100	170,000
Exercised	-	-	-
Forfeitures	(3,935,000)	(0.132)	(517,600)
Outstanding as of March 31, 2015	10,865,000	$0.119	$1,294,600

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2015:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
0.090	500,000	2.63	$0.090	500,000	$0.090
0.100	5,175,000	5.25	0.100	2,654,444	0.100
0.130	2,950,000	4.90	0.130	2,791,667	0.130
0.150	2,100,000	4.89	0.150	2,100,000	0.150
0.240	140,000	0.38	0.240	140,000	0.240
	10,865,000	5.02	$0.119	8,186,111	$0.130

There were exercisable options of 8,186,111 as of March 31, 2015 with an aggregate intrinsic value of $0.

16.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Note 13 for Notes Payable to Ronald P. Erickson, our Chief Executive Officer Chief and/or entities in which Mr. Erickson has a beneficial interest.

The Company has a $200,000 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which currently matures on December 31, 2015 and provides for interest at 3.25% per year.  The cash from the Umpqua Loan was received on January 14, 2014.  Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan.

The Company also has two other demand promissory note payable to entities affiliated with Mr. Erickson, totaling $600,000.  Each of these notes were issued between January and July 2014, provide for interest of 3% per year and currently mature on June 30, 2015.  They also provide for a second lien on our assets if not repaid by June 30, 2015 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. Mr. Erickson and/or entities with which he is affiliated also have advanced approximately $492,000 and have unreimbursed expenses and compensation of approximately $236,000.  As a result, the Company currently owes Mr. Erickson, or entities with which he is affiliated, approximately $1,328,000.

17.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

We may from time to time become a party to various legal proceedings arising in the ordinary course of our business.  We are currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to our business.

Employment Agreements

The Company does not have employment agreements with our Named Executive Officers.

Properties and Operating Leases

The Company is obligated under various non-cancelable operating leases for its various facilities and certain equipment.

Corporate Offices

The Company’s executive office is located at 500 Union Street, Suite 420, Seattle, Washington, USA, 98101. The Company leases 2,244 square feet and its net monthly payment is $2,535, through the expiration date of May 31, 2015.

TransTech Facilities

TransTech is located at 12142 NE Sky Lane, Suite 130, Aurora, OR 97002. TransTech leases a total of approximately 9,750 square feet of office and warehouse space for its administrative offices, product inventory and shipping operations. In March 2011, the lease was extended for a five year term at a monthly rental of $4,751. There are two additional five year renewals available with a set accelerating increase of 10% per 5 year term.

The aggregate future minimum lease payments under operating leases as of March 31, 2015 was $57,411.

18.	SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to March 31, 2015, the following material transactions occurred:

An employee and a director forfeited stock option grants for 2,095,000 shares of common stock at $0.101 per share.

On April 24, 2015, the Company filed a registration statement on Form S-1 to register $10 million of Company securities. The Company has applied for listing of the Company’s common stock and the warrants on The NASDAQ Capital Market.

On May 7, 2015, the Company filed an information statement on Schedule 14C in connection with the action by written consent of stockholders taken without a meeting related to (a) a reverse stock split of all our authorized and outstanding capital stock (consisting of common stock and Series A Convertible Preferred Stock) at a specific ratio to be determined by our board of directors within a range from 1-for-50 to 1-for-150 and (b) an amendment to our articles of incorporation to decrease the number of authorized shares of common stock from 500,000,000 to 100,000,000 and decrease the number of authorized shares of preferred stock from 50,000,000 to 5,000,000.

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

BUSINESS

We are focused primarily on the development of a proprietary technology which is capable of uniquely identifying and authenticating almost any substance using light to create, record and detect the unique digital “signature” of the substance.  We call this our “ChromaID™” technology.

Our ChromaID™ Technology

We have developed a proprietary technology to uniquely identify and authenticate almost any substance. This patented technology utilizes light at the photon (elementary particle of light) level through a series of emitters and detectors to generate a unique signature or “fingerprint” from a scan of almost any solid, liquid or gaseous material.  This signature of reflected or transmitted light is digitized, creating a unique ChromaID signature.  Each ChromaID signature is comprised of hundreds or thousands of specific data points.

The ChromaID technology looks beyond visible light frequencies to areas of near infra-red and ultraviolet light that are outside the humanly visible light spectrum. The data obtained allows us to create a very specific and unique ChromaID signature of the substance for a myriad of authentication and verification applications.

Traditional light-based identification technology, called spectrophotometry, has relied upon a complex system of prisms, mirrors and visible light.  Spectrophotometers typically have a higher cost and utilize a form factor more suited to a laboratory setting and require trained laboratory personnel to interpret the information. The ChromaID technology uses lower cost LEDs and photodiodes and specific frequencies of light resulting in a more accurate, portable and easy-to-use solution for a wide variety of applications.  The ChromaID technology not only has significant cost advantages as compared to spectrophotometry, it is also completely flexible is size, shape and configuration.  The ChromaID scan head can range in size from endoscopic to a scale that could be the size of a large ceiling-mounted florescent light fixture.

In normal operation, a ChromaID master or reference scan is generated and stored in a database. The Visualant scan head can then scan similar materials to identify, authenticate or diagnose them by comparing the new ChromaID digital signature scan to that of the original or reference ChromaID signature or scan result.

ChromaID was invented by scientists from the University of Washington under contract with Visualant.  We have pursued an aggressive intellectual property strategy and have been granted seven patents.  We also have 22 patents pending.  We possess all right, title and interest to the issued patents.  Ten of the pending patents are licensed exclusively to us in perpetuity by our strategic partner, Intellectual Ventures through its subsidiary IDMC.

In 2010, we acquired TransTech Systems, Inc. (“TransTech”) as an adjunct to our business.  TransTech is a distributor of products for employee and personnel identification.  TransTech currently provides substantially all of our revenues.  We intend, however, to use a majority of the proceeds of this offering to further develop and market our ChromaID technology.

The following summarizes our plans for our proprietary ChromaID technology. Based on our anticipated expenditures on this technology, the expected efforts of our management and our relationship with Intellectual Ventures and its subsidiary, IDMC, and our other strategic partner, Sumitomo Precision Products, Ltd., we expect our ChromaID technology to provide an increasing portion of our revenues in future years from product sales, licenses, royalties and other revenue streams., as discussed further below.

ChromaID:  A Foundational Platform Technology

Our ChromaID technology provides a platform upon which a myriad of applications can be developed.  As a platform technology, it is analogous to a smartphone, upon which an enormous number of previously unforeseen applications have been developed.  The ChromaID technology is an enabling technology that brings the science of light and photonics to low cost, real world commercialization opportunities across multiple industries. The technology is foundational and as such, the basis upon which we believe a significant business can be built.

As with other foundational technologies, a single application may reach across multiple industries. The ChromaID technology can, for example effectively differentiate and identify different brands of clear vodkas that appear identical to the human eye. By extension this same technology can identify pure water from water with contaminants present. It can provide real time detection of liquid medicines such as morphine that have been adulterated or compromised. It can detect if jet fuel has water contamination present. It could determine when it is time to change oil in a deep fat fryer. These are but a few of the potential applications of the ChromaID technology based upon extensions of its ability to identify different clear liquids.

The cornerstone of a company with a foundational platform technology is its intellectual property.  ChromaID was invented by scientists from the University of Washington under contract with Visualant.  We have pursued an aggressive intellectual property strategy and have been granted seven patents.  We currently have 22 patents pending.  We possess all right, title and interest to the issued patents.  Ten of the pending patents are licensed exclusively to us in perpetuity by its strategic partner, IDMC.

At the Photonics West trade show held in San Francisco in February 2013, we were honored to receive a PRISM award from the Society of Photo-Optical Instrumentation Engineers International, better known as SPIE.

IDMC Relationship

In November 2013, we entered into a strategic relationship with IDMC, a subsidiary of Intellectual Ventures, a private intellectual property fund with over $5 billion under management.  Intellectual Ventures owns over 40,000 IP assets and has broad global relationships for the invention of technology, the filing of patents and the licensing of intellectual property.  IDMC has worked to expand the reach and the potential application of the ChromaID technology and has filed ten patents base on the ChromaID technology, which it has licensed to us.  In connection with IDMC’s work to expand our intellectual property portfolio, we agreed to curtail outbound marketing activities of our technology through the fourth calendar quarter of 2014.

Initial testing in our laboratories and the work of the IDMC inventors have shown that the ChromaID technology has a number of broad and useful applications a few of which include:

•	Milk identification for quality, protein and fat content and impurities
•	Identification of liquids for counterfeits or contaminants
•	Detecting adulterants in food and food products compromising its quality
•	Color grading of diamonds
•	Identifying real cosmetics versus counterfeit cosmetics
•	Identifying counterfeit medications versus real medications
•	Identifying regular flour versus gluten free flour
•	Authenticating secure identification cards

Products

Our first delivered product, the ChromaID Lab Kit, scans and identifies solid surfaces. We are marketing this product to customers who are considering licensing the technology. Target markets include, but are not limited to, commercial paint manufacturers, pharmaceutical equipment manufacturers, process control companies, currency paper and ink manufacturers, security cards, cosmetic companies, scanner manufactures and food processing companies.

Our second product, the ChromaID Liquid Lab Kit, scans and identifies liquids.  This product is currently in prototype form.  Similar to our first product, it will be marketed to customers who are considering licensing the technology. Rather than use an LED emitter to reflect light off of a surface that is captured by a photodiode to generate a ChromaID signature the liquid analysis product shines light through the liquid (transmissive) with the LEDs positioned on one side of the liquid sample and the photo detectors on the opposite side. This device is in a functional state in our laboratory and we anticipate having a Liquid ChromaID Lab Kit available for customers by the Company’s fourth fiscal quarter ending September 30, 2015. Target markets include, but are not limited to, water companies, petrochemical companies, pharmaceutical companies, and numerous consumer applications.

The ChromaID Lab Kits allows potential licensors of our technology to work with our technology and develop solutions for their particular application.  Our contractual arrangements with IDMC are described in greater detail below.

Our Commercialization Plans for the ChromaID Technology

We shipped our first ChromaID product, the ChromaID Lab Kits, to our strategic partner IDMC during the last calendar quarter of 2013 and first calendar quarter of 2014, after we completed final assembly and testing. As part of our agreement with IDMC, we curtailed our ChromaID marketing efforts through the fourth calendar quarter of 2014 while IDMC worked to expand our intellectual property portfolio. Thereafter, we began to actively market the ChromaID Lab Kits to interested and qualified customers. To date, we have achieved limited revenue from the sale of our ChromaID Lab Kits.

The Lab Kit includes the following:

ChromaID Scanner. A small device made with electronic and optical components and firmware which pulses light onto a flat material and records and digitizes the light that is reflected back from that material. The device is the size of a typical flashlight (5.5” long and 1.25” diameter).  However, the technology can be incorporated into almost any size, shape and configuration.

ChromaID Lab Software. A software application that runs on a Windows PC. The software allows for configuration of the scanner, controls the behavior of the ChromaID Scanner, displays a graph of the captured ChromaID signature profile, stores the ChromaID signature in a database and uses algorithms to compare the accuracy of the match of the unknown scan to the known ChromaID signature profile.  This software is intended for lab and experimental use only and is not required for commercialized product applications.

Software Development Toolkit. A collection of software applications, API (an abbreviation of application program interface – a set of routines, protocols, and tools for building software applications) definitions and file descriptions that allow a customer to extract the raw data from the ChromaID signatures and run their own software routines against that raw data.

The ChromaID Lab Kit allows customers to experiment with and evaluate the ChromaID technology and determine if it is appropriate for their specific applications. The primary electronic and optical parts of the ChromaID scanner, called the “scan head,” could be supplied to customers to integrate into their own products.  A set of ChromaID Developer Tools are also available.  These allow customers to develop their own products based on the ChromaID technology.

ChromaID signatures must be stored, managed, and readily accessible for comparison, matching and authentication purposes. The database can be owned and operated by the end customer, but in the case of thousands of ChromaID signatures, database management may be outsourced to us or a third party provider.  These database services could be made available on a per-access transaction basis or on a monthly or annual subscription basis.  The actual storage location of the database can be cloud-based, on a stand-alone scanning device or on a mobile device via a Bluetooth connection depending on the requirements of access, size of the database and security as defined by the customer. As a result, large databases can be accessed by cell phone or other mobile technologies using either local storage or cloud based storage.

Based on the commercialization plans outlined above, our business model anticipates deriving revenue from several sources:

•	Sales of the ChromaID Lab Kit and ChromaID Liquid Lab Kit
•	Non Recurring Engineering (NRE) fees to assist customers with scan integration into their products
•	Licensing of the ChromaID technology
•	Royalties per unit generated from the sales of scan heads
•	Per click transaction revenue from accessing the unique ChromaID signatures
•	Developing custom product applications for customers
•	ChromaID database administration and management services

Our Acceleration of Business Development in the United States and Around the World

We are coordinating our internal business development, sales and marketing efforts with those of our strategic partners IDMC, and Sumitomo Precision Products to leverage market data and information in order to focus on specific target vertical markets which have the greatest potential for early adoption.  The ChromaID Lab Kit provides a means for us to demonstrate the technology to customers in these markets.  It also allows customers to experiment with developing unique applications for their particular use.  Our Business Development team is pursuing license opportunities with customers in our target markets.

There is no requirement for FDA or other government approval for the current applications of our ChromaID technology. Over time, as we explore the application of our ChromaID technology for medical diagnostics and other applications, we expect that there will be requirements for FDA and other government approvals before applications using the technology in medical and other regulated fields can enter the marketplace.

Research and Development

Our research and development efforts are primarily focused improving the core foundational ChromaID technology and developing new and unique applications for the technology.   As part of this effort, we typically conduct testing to ensure that ChromaID application methods are compatible with the customer’s requirements, and that they can be implemented in a cost effective manner. We are also actively involved in identifying new application methods.  Our team has considerable experience working with the application of light-based technologies and their application to various industries. We believe that our continued development of new and enhanced technologies relating to our core business is essential to our future success. We spent $1,169,281 on research and development activities for the year ended September 30, 2013 and $670,742 for the year ended September 30, 2014.  Our research and development efforts are supported internally, through our relationship with IDMC and through contractors led by Dr. Tom Furness and his team at RATLab LLC.

Our Patents

We believe that our seven patents, 22 patent applications, and two registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets for us. Our patents will expire at various times between 2027 and 2033. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

The patents that have been granted to Visualant include:

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

Services and License Agreement Invention Development Management Company, L.L.C.

In November 2013, we entered into a Services and License Agreement with IDMC. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors and partners with pioneering companies and invests both expertise and capital in the process of invention. On November 19, 2014, we amended the Services and License Agreement with IDMC. This amendment exclusively licenses 10 filed patents to us.

The agreement requires IDMC to identify and engage inventors to develop new applications of our ChromaID™ technology, present the developments to us for approval, and file at least 10 patent applications to protect the developments. IDMC is responsible for the development and patent costs. We provided the Chroma ID Lab Kits to IDMC at no cost and are providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property we delayed the selling of the ChromaID Lab Kits for 140 days except for certain select accounts. We have continued our business development efforts during this period and have worked with IDMC and their global business development resources to secure potential customers and licensees for the ChromaID technology. We shipped 20 ChromaID Lab Kits to inventors in the IDMC network during December 2013 and January 2014. As part of our agreement with IDMC, we curtailed our ChromaID marketing efforts through the fourth calendar quarter of 2014 while IDMC worked to expand our intellectual property portfolio. Thereafter, we began to actively market the ChromaID Lab Kits to interested and qualified customers.

We have received a worldwide, nontransferable, exclusive license to the intellectual property developed under the IDMC agreement during the term of the agreement, and solely within the identification, authentication and diagnostics field of use, to (a) make, have made, use, import, sell and offer for sale products and services; (b) make improvements; and (c) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

We received a nonexclusive and nontransferable option to acquire a worldwide, nontransferable, nonexclusive license to the useful intellectual property held by IDMC within the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer to sell products and services and (b) grant sublicenses to any and all of the foregoing rights. The option to acquire this license may be exercised for up to two years from the effective date of the Agreement.

IDMC is providing global business development services to us for geographies not being pursued by Visualant. Also, IDMC has introduced us to potential customers, licensees and distributors for the purpose of identifying and pursuing a license, sale or distribution arrangement or other monetization event.

We granted to IDMC a nonexclusive, worldwide, fully paid, nontransferable, sublicenseable, perpetual license to our intellectual property solely outside the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer for sale products and services and (b) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

We granted to IDMC a nonexclusive, worldwide, fully paid up, royalty-free, nontransferable, non-sublicenseable, perpetual license to access and use our technology solely for the purpose of marketing the aforementioned sublicenses of our intellectual property to third parties outside the designated fields of use.

In connection with the original license agreement, we issued a warrant to purchase 14,575,286 shares of common stock to IDMC as consideration for the exclusive intellectual property license and application development services. The warrant has an exercise price of $0.20 per share and expires November 10, 2018. The per share price is subject to adjustment based on any issuances below $.20 per share except as described in the warrant.

We agreed to pay IDMC a percentage of license revenue for the global development business services and a percentage of revenue received from any company introduce to us by IDMC. We also have also agreed to pay IDMC a royalty when we receive royalty product revenue from an IDMC-introduced company. IDMC has agreed to pay us a license fee for the nonexclusive license of our intellectual property.

The term of both the exclusive intellectual property license and the nonexclusive intellectual property license commences on the effective date of November 11, 2013, and terminates when all claims of the patents expire or are held in valid or unenforceable by a court of competent jurisdiction from which no appeal can be taken.

The term of the Agreement commences on the effective date until either party terminates the Agreement at any time following the fifth anniversary of the effective date by providing at least ninety days’ prior written notice to the other party.

TransTech Systems, Inc.

Our wholly owned subsidiary, TransTech Systems, Inc., is a distributor of products, including systems solutions, components and consumables, for employee and personnel identification in government and the private sector, document authentication, access control, and radio frequency identification.  TransTech provides these products and services, along with marketing and business development assistance to value-added resellers and system integrators throughout North America.

We expect our ownership of TransTech to accelerate our market entry and penetration through well-operated and positioned dealers of security and authentication systems, thus creating a natural distribution channel for products featuring our proprietary ChromaID technology.  TransTech currently provides substantially all of our revenues.  Its management team functions independently from Visualant’s and its operations require a minimal commitment of our management time and other resources.  Our acquisition of TransTech in June 2010 and its operations are described in greater detail below.

Agreements with Sumitomo Precision Products Co., Ltd.

In May 2012, we entered into a Joint Research and Product Development Agreement with Sumitomo Precision Products Co., Ltd., a publicly-traded Japanese corporation, for the commercialization of our ChromaID technology.   In March 2013, we entered into an amendment to this agreement, which extended the Joint Development Agreement from March 31, 2013 to December 31, 2013.  The extension provided for continuing work between Sumitomo and Visualant focused upon advancing the ChromaID technology and market research aimed at identifying the most significant markets for the ChromaID technology. This collaborative work supported the development of the ChromaID Lab Kit. This agreement expired December 31, 2013. The current version of the technology was introduced to the marketplace as a part of our ChromaID Lab Kit during the fourth quarter of 2013.  Sumitomo invested $2,250,000 in exchange for 17,307,693 shares of restricted shares of common stock priced at $0.13 per share that was funded on June 21, 2012.

We also entered into a License Agreement with Sumitomo in May 2012, under which Sumitomo paid the Company an initial payment of $1 million.  The License Agreement granted Sumitomo an exclusive license for the then extant ChromaID technology.  The territories covered by this license include Japan, China, Taiwan, Korea and the entirety of Southeast Asia (Burma, Indonesia, Thailand, Cambodia, Laos, Vietnam, Singapore and the Philippines). The Sumitomo License fee was recorded as revenue over the life the Joint Research and Product Development Agreement and was fully recorded as of May 31, 2013.

Potential Markets and Customers

Our plan is to develop markets and customers who have a need to authenticate, detect, identify, verify or diagnose materials or substances which may include, but are not limited to, commercial paint manufacturers, pharmaceutical equipment manufacturers, process control companies, water purification and quality companies, currency paper and ink manufacturers, security card manufacturers, cosmetic companies and food processing companies.

Market opportunities include identification, detection, or diagnosis of:

•	Pharmaceuticals – pill counting and verification
•	Food safety – testing for contaminants and quality
•	Gemstones – diamond color grading
•	Liquid analysis – water purity
•	Law enforcement - illicit drug identification for law enforcement applications
•	Paint – color matching
•	ID badges – counterfeit ID detection
•	Secure packaging - Container seals and packaging materials with invisible markings
•	Cosmetics – matching skin tones to correct products
•	Documents and Currency– detect counterfeit paper and inks
•	Medical - Noninvasive skin analysis for discovery of diseases or medical conditions

Our Strategy

To date, the substantial portion of our non-TransTech revenue has been generated from the development license with Sumitomo Precision Products and sales of our ChromaID Lab Kits. We expect to continue to grow revenues from sales of our Lab Kits, non-recurring engineering fees, licenses, per unit royalties and subscriptions, as well as “per click” revenues.  Key aspects of our strategy include:

Customize and Refine our Solutions to Meet Potential Customers’ Needs

We are continuously improving and expanding our potential product offerings by testing the incorporation of our technologies into different media, such as the new ChromaID Liquid Lab Kit that is in the prototype stage.  Each vertical market has specific requirements for their potential product application that will involve determining the range of LEDs and photodiodes that will provide optimum performance and the associated form factor required for their product.  Our goal is to develop a cost-effective scanning system for each potential industry and customer that can be incorporated into that potential customer’s products that they will then take to market.

Continue to Expand Applications for ChromaID Technology

While we have basic proof of concepts for applications in several large markets to date, we plan to continue our ongoing effort to expand proof-of-concept testing in other vertical markets that have yet to be tested. We have also identified and are further examining opportunities to collaborate with companies and universities to develop new applications for the ChromaID technology.  We believe the strength of our solutions is based on the unique and proprietary ChromaID signature that is created from every scan.

Target Potential High-Volume Markets

We will continue to focus our efforts on target vertical markets that are characterized by a high level of vulnerability to counterfeiting, product tampering, piracy, fraud, identity theft, contamination and adulteration.  We believe the ChromaID technology can be a lower cost, real time, flexible form factor solution in the following areas: access control, quality and process control, food safety, water quality, law enforcement support, standardization and medical diagnostics.  Our current target markets include pharmaceuticals, food quality and safety, gemstone grading, water purity, law enforcement, paint color matching, identity cards, chemical identification, cosmetics, currency, process control and healthcare. If and when we have significantly penetrated these markets, we intend to expand into additional related high volume markets.

Pursue Strategic Acquisitions and Alliances

We intend to pursue strategic acquisitions of companies and technologies that strengthen and complement our core technologies, improve our competitive positioning, allow us to penetrate new markets, and grow our customer base. We also intend to work in collaboration with potential strategic partners in order to continue to market and sell new product lines derived from, but not limited to, ChromaID technology.

Target Additional Markets

In fourth fiscal quarter of 2014, we began introducing our technology and services in Europe, the United States and Asia. Several potential customers are currently analyzing our technology. At the present time, we are focusing our efforts on the pharmaceutical industry, the food safety industry, law enforcement and homeland security.   In the future, we plan to expand our focus to include identification cards and other secure documents, industrial materials, agrochemicals, pharmaceuticals, consumer products, cosmetics, currency and medical diagnostics.

Industry Background

Visualant’s ChromaID is a part of the broad industry built upon photonics or light-based technology. Photonics science includes the generation, emission, transmission, modulation, signal processing, switching, amplification, and detection/sensing of light. Though covering all light's technical applications over the whole spectrum, most photonic applications are in the range of visible and near-infrared light. The term photonics developed as an outgrowth of the first practical semiconductor light emitters invented in the early 1960s and optical fibers developed in the 1970s.

Photonics came into common use in the 1980s as fiber-optic data transmission was adopted by telecommunications network operators. At that time, the term was used widely at Bell Laboratories. Its use was confirmed when the IEEE Lasers and Electro-Optics Society established an archival journal named Photonics Technology Letters at the end of the 1980s.

Photonics covers a huge range of science and technology applications, including laser manufacturing, biological and chemical sensing, medical diagnostics and therapy, display technology, and optical computing.

Applications of photonics includes all areas from everyday life to the most advanced science, e.g. light detection, telecommunications, information processing, lighting, metrology, spectroscopy, holography, medicine (surgery, vision correction, endoscopy, health monitoring), military technology, laser material processing, visual art, biophotonics, agriculture and robotics.

The world photonics market, according to the World Photonics Report of 2013 was a $350 billion market and will grow to a $650 billion market by 2020.

Our business model is focused on the use of structured light - a disruptive conceptual breakthrough in photonics. Light-emitting diodes (LEDs) shine a single wavelength of pulsed light in increasing steps of intensity onto a subject. Photodiodes capture the light that is returned via reflection or re emission of that light. The photodiode produces an analog signal that is then converted into a 24 bit digital data point for each pulse of light. A typical scan is comprised of hundreds of pulses of light across a number of specific frequency LED’s creating a unique ChromaID signature for the subject being scanned.  In a typical application a “reference” or “master” ChromaID signature is captured and stored in a database for that specific subject.  When an unknown substance is scanned to produce its own ChromaID signature, (the “discovery scan”), the unknown substance’s ChromaID signature is compared to that of the known (or “reference”) ChromaID signature. Algorithms are used to compare the two sets of data and determine if the “discovery” signature is the same as the “reference” ChromaID signature. This accuracy threshold can be adjusted from 51 % to 99.995 % accuracy based on the requirements for each specific application of the ChromaID technology.  Historically, a number of the applications for ChromaID technology were performed by spectrophotometers.  The sales of spectrophotometers by companies such as Ocean Optics, Perkin Elmer, Fisher Thermo Scientific and Agilent are multibillion dollar businesses.  Spectrophotometers combine broad-spectrum light; a diffraction grating to split it; and a linear array for graphical presentation in software. They tend to be bulky, fragile, and expensive; scanning and analysis are complex. We believe our ChromaID technology uses lower cost components, provides more accurate data, has a very flexible form factor and the information can be easily understood. The use of structured light by our ChromaID technology provides a platform for the development of a myriad of applications in the categories of identification, authentication and diagnostics.

We believe that the ChromaID technology is analogous to a smartphone, upon which an enormous number of previously unforeseen applications have been developed.  The ChromaID technology may be considered an enabling technology that brings the science of light and photonics to low cost, real world commercialization opportunities across multiple industries. The technology is foundational and as such, the basis upon which we believe a significant business can be built.

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

(dollars in thousands)

	Three Months Ended March 31, 2015
	2015	2014	$ Variance	% Variance

Revenue	$1,435	$2,025	$(590)	-29.1%
Cost of sales	1,205	1,685	(480)	28.5%
Gross profit	230	340	(110)	-32.4%
Research and development expenses	77	92	(15)	16.3%
Selling, general and administrative expenses	875	753	122	-16.2%
Operating loss	(722)	(505)	(217)	-43.0%
Other income (expense):
Interest expense	(84)	(23)	(61)	-265.2%
Other income	12	6	6	100.0%
Gain (loss) on change - derivative liability warrants	3,032	(1,192)	4,224	354.4%
Total other income (expense)	2,960	(1,209)	4,169	344.8%
Income (loss) before income taxes	2,238	(1,714)	3,952	230.6%
Income taxes - current (benefit) provision	(4)	1	(5)	-500.0%
Net income (loss)	2,242	(1,715)	3,957	230.7%
Non-controlling interest	-	5	(5)	100.0%
Net income (loss) attributable to Visualant, Inc. common shareholders	$2,242	$(1,720)	$3,962	230.3%

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

Sales

Net revenue for the three months ended March 31, 2015 decreased $590,000 to $1,435,000 as compared to $2,025,000 for the three months ended March 31, 2014.

The decrease was due to decreased sales of $3,000 at Visualant and $587,000 at TransTech. The TransTech decrease was attributable entirely to lower sales at TransTech.

Cost of Sales

Cost of sales for the three months ended March 31, 2015 decreased $480,000 to $1,205,000 as compared to $1,685,000 for the three months ended March 31, 2015. The decrease was due to lower sales and gross margins at TransTech.

Gross margin was $230,000 for the three months ended March 31, 2015 as compared to $340,000 for the three months ended March 31, 2014. Gross margin was 16.1% for the three ended March 31, 2015 as compared to 16.8% for the three months ended March 31, 2015. The decrease related to lower gross margins at TransTech.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2015 decreased $15,000 to $77,000 as compared to $92,000 for the three months ended March 31, 2014. The decrease was due to reduced expenditures for suppliers related to the commercialization of our ChromaID technology and the effect of the Services and License Agreement with IDMC, which required minimal cash expenditures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2015 increased $122,000 to $875,000 as compared to $753,000 for the three months ended March 31, 2014. The increase primarily was due to increased stock based compensation ($132,000) and a decrease in other general expenses ($10,000). As part of the selling, general and administrative expenses for the three months ended March 31, 2015, we incurred investor relation expenses of $12,000 and business development expenses of $51,000.

Other Income/Expense

Other income for the three months ended March 31, 2015 was $2,960,000 as compared to other expense of $1,209,000 for the three months ended March 31, 2014. The other income for the three months ended March 31, 2015 included other income of $12,000 and gain on change - derivative liability of $3,032,000, offset by interest expense of $84,000. The gain on change derivative liability warrants related to derivative instruments included in the June 2013 private placement, the November 2013 IDMC Services and License Agreement, our convertible notes payable and the issuance of Series A Convertible Preferred Stock.

The other expense for the three months ended March 31, 2014 included $6,000 in other income, offset by $18,000 for interest expense, offset by loss on change – derivative liability warrants of $1,192,000 and interest expense of $23,000.

Net Income (Loss)

Net income for the three months ended March 31, 2015 was $2,242,000 as compared to a net loss of $1,715,000 for the three months ended March 31, 2014 for the reasons discussed above. The net loss for the three months ended March 31, 2015, included non-cash income of $2,790,000, including (i) gain on change- derivative liability warrants of $3,032,000, (ii) other of $21,000, offset by (iii) depreciation and amortization of $106,000; (iv) stock based compensation of $19,000; and (v) share and warrant issuances of $138,000. TransTech’s net loss from operations was $44,000 for the three months ended March 31, 2015 as compared to a net income of $16,000 for the three months ended March 31, 2014.

The net loss for the three months ended March 31, 2014 included non-cash expenses of $1,313,000, including (i) depreciation and amortization of $99,000; (ii) stock based compensation of $22,000; and (iii) loss on change – derivative liability warrants of $1,192,000.

We expect losses to continue as we commercialize our ChromaID technology.

	Six Months Ended March 31, 2015
	2015	2014	$ Variance	% Variance

Revenue	$3,278	$3,902	$(624)	-16.0%
Cost of sales	2,750	3,256	(506)	15.5%
Gross profit	528	646	(118)	-18.3%
Research and development expenses	197	405	(208)	51.4%
Selling, general and administrative expenses	1,528	1,596	(68)	4.3%
Operating loss	(1,197)	(1,355)	158	11.7%
Other income (expense):
Interest expense	(121)	(41)	(80)	-195.1%
Other income	19	15	4	26.7%
Gain (loss) on change - derivative liability warrants	381	(1,179)	1,560	132.3%
Total other income (expense)	279	(1,205)	1,484	123.2%
Loss before income taxes	(918)	(2,560)	1,642	64.1%
Income taxes - current (benefit) provision	(3)	-	(3)	100.0%
Net loss	(915)	(2,560)	1,645	64.3%
Non-controlling interest	-	21	(21)	100.0%
Net loss attributable to Visualant, Inc. common shareholders	$(915)	$(2,581)	$1,666	64.5%

SIX MONTHS ENDED MARCH 31, 2015 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2014

Sales

Net revenue for the six months ended March 31, 2015 decreased $624,000 to $3,278,000 as compared to $3,902,000 for the six months ended March 31, 2014.

The decrease was due to decreased sales of $3,000 at Visualant and $621,000 at TransTech. The TransTech decrease was attributable entirely to lower sales at TransTech.

Cost of Sales

Cost of sales for the six months ended March 31, 2015 decreased $506,000 to $2,750,000 as compared to $3,256,000 for the six months ended March 31, 2015. The decrease was due to lower sales and gross margins at TransTech.

Gross margin was $528,000 for the six months ended March 31, 2015 as compared to $646,000 for the six months ended March 31, 2014. Gross margin was 16.1% for the three ended March 31, 2015 as compared to 16.6% for the six months ended March 31, 2015. The decrease related to lower gross margins at TransTech.

Research and Development Expenses

Research and development expenses for the six months ended March 31, 2015 decreased $208,000 to $197,000 as compared to $405,000 for the six months ended March 31, 2014. The decrease was due to reduced expenditures for suppliers related to the commercialization of our ChromaID technology and the effect of the Services and License Agreement with IDMC, which required minimal cash expenditures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2015 decreased $68,000 to $1,528,000 as compared to $1,596,000 for the six months ended March 31, 2014. The decrease primarily was due to lower legal costs ($70,000) and a decrease in other general expenses ($6,000), offset by increased stock based compensation ($132,000). As part of the selling, general and administrative expenses for the six months ended March 31, 2015, we incurred investor relation expenses of $20,000 and business development expenses of $83,000.

Other Income (Expense)

Other income for the six months ended March 31, 2015 was $279,000 as compared to other expense of $1,205,000 for the six months ended March 31, 2014. The other income for the six months ended March 31, 2015 included other income of $19,000 and gain on change - derivative liability of $381,000, offset by interest expense of $121,000. The gain on change derivative liability warrants related to derivative instruments included in the June 2013 private placement, the November 2013 IDMC Services and License Agreement, our convertible notes payable and the issuance of Series A Convertible Preferred Stock.

The expenses for the six months ended March 31, 2014 included $41,000 for interest expense, and loss on change – derivative liability warrants of $1,179,000, offset other income of $15,000.

Net Loss

Net loss for the six months ended March 31, 2015 was $915,000 as compared to a net loss of $2,560,000 for the six months ended March 31, 2014 for the reasons discussed above. The net loss for the six months ended March 31, 2015, included non-cash expense of $9,000, including (i) gain on change- derivative liability warrants of $381,000, (ii) other of $16,000, offset by (iii) depreciation and amortization of $210,000; (iv) stock based compensation of $40,000; and (v) share and warrant issuances of $138,000. TransTech’s net loss from operations was $364,000 for the six months ended March 31, 2015 as compared to a net income of $2,000 for the six months ended March 31, 2014.

The net loss for the six months ended March 31, 2014 included non-cash expenses of $1,420,000, including (i) depreciation and amortization of $196,000; (ii) stock based compensation of $46,000; (iii) loss on change – derivative liability warrants of $1,179,000, offset by and other income of $1,000.

We expect losses to continue as we commercialize our ChromaID technology.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

We had cash of $122,000 and net working capital deficit of approximately $3,229,000 (excluding the derivative liability- warrants of $2,216,000) as of March 31, 2015.  We expect losses to continue as we commercialize our ChromaID™ technology. Our cash used in operations for the six months ended March 31, 2015 and year ended September 30, 2014 was $(126,000) and $(1,379,000), respectively.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended September 30, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

We need additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business.  We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt.  Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

On April 24, 2015, we filed a registration statement on Form S-1 to register $10 million of Company securities. We have applied for listing of the Company’s common stock and the warrants on The NASDAQ Capital Market.

As part of the private placement which closed June 14, 2013, we issued to the investors Series A Warrants for the purchase of 52,300,000 shares of common stock at $0.15 per share and Series B Warrants for the purchase of 52,300,000 shares of common stock at $0.20 per share.  In addition, we issued a warrant to IDMC for the purchase of 14,575,286 shares of common stock at $0.20 per share. The Company also issued (i) a Series C Warrant to purchase 3,500,000 shares of common stock at an exercise price of $0.20 per share, which is callable at $0.40 per share; and (ii) ) a Series D Warrant to purchase 3,500,000 shares of common stock at an exercise price of $0.30 per share, which is callable at $0.60 per share. If fully exercised, the warrants would provide the following liquidity (before fees) to fund our operations:

•	Series A Warrants - up to $7,845,000,
•	Series B Warrants - up to $10,460,000.
•	IDMC Warrant – up to $2,915,000.
•	Series C Warrant – up to $700,000
•	Series D Warrant – up to $1,050,000

The exercise prices of the IDMC warrant and Series A, B, C and D warrants described above will be adjusted if we issue common stock, warrants or equity below the exercise price that is reflected in the warrant prices above.  If the per share price of our common stock in this offering is below the exercise prices of these outstanding warrants, or if we issue any additional shares of common stock, warrants or other equity securities at a price below the exercise prices of these outstanding warrants, it would result in a reduction in the exercise price of these outstanding warrants.  If such reduction in the exercise price of these outstanding warrants occurred, upon exercise of these warrants, we would receive substantially less capital to fund our operations.  A downward adjustment in the exercise price of these warrants could also affect the market price of our common stock.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the sale common stock, issuance of common stock in conjunction with an equity line of credit, and loans by our Chief Executive Officer.

We finance our TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On December 12, 2014, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($56,000 as of March 31, 2015) on a daily basis. The remaining balance on the accounts receivable line $400,000 as of March 31, 2015 must be repaid by the time the secured credit facility expires on June 12, 2015, or we renew by automatic extension for the next successive six-month term.

Operating Activities

Net cash used in operating activities for the six months ended March 31, 2015 was $(126,000). This amount was primarily related to a net loss of $915,000, non-cash other expense of $9,000, offset by a decrease in inventory of $103,000, an increase accounts payable and accrued expenses of $761,000.

Investing Activities

Net cash provided by investing activities for the six months ended March 31, 2015 was $20,000. This amount was primarily related to the investment of proceeds from the sale of equipment of $20,000.

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2015 was $157,000. This amount was primarily related to proceeds from the sale of preferred stock of $350,000 and proceeds from convertible note of $64,000, offset by repayment of line of credit of $89,000 and repayment of convertible note of $167,000.

Our contractual cash obligations as of March 31, 2015 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$57,411	$57,411	$0	$0	$0
Convertible notes payable	64,000	64,000	-	-	-
Notes payable	1,200,666	1,200,666	-	-	-
Capital expenditures	150,000	50,000	50,000	50,000	-
	$1,472,077	$1,372,077	$50,000	$50,000	$0

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There are certain inherent risks which will have an effect on the Company’s development in the future and the most significant risks and uncertainties known and identified by our management are described below.

Risks Relating to the Commercialization of Our Products

We may not be able to generate sufficient revenue from the commercialization of our ChromaID technology and related products to achieve or sustain profitability.

We are in the process of commercializing our ChromaID™ technology.  To date, we have entered into one License Agreement with Sumitomo Precision Products Co., Ltd. and have a strategic relationship with IDMC.  Failure to sell our ChromaID products, grant additional licenses and obtain royalties or develop other revenue streams will have a material adverse effect on our business, financial condition and results of operations.

We believe that our commercialization success is dependent upon our ability to significantly increase the number of customers that are using our products. To date, we have generated minimal revenue from sales of our ChromaID products. In addition, demand for our ChromaID products may not increase as quickly as planned and we may be unable to increase our revenue levels as expected. We are currently not profitable. Even if we succeed in introducing the ChromaID technology and related products to our target markets, we may not be able to generate sufficient revenue to achieve or sustain profitability.

We are in the early stages of commercialization and our ChromaID technology and related products may never achieve significant commercial market acceptance.

Our success depends on our ability to develop and market products that are recognized as accurate and cost-effective. Many of our potential customers may be reluctant to use our new technology. Market acceptance will depend on many factors, including our ability to convince potential customers that our ChromaID technology and related products are an attractive alternative to existing light-based technologies. We will need to demonstrate that our products provide accurate and cost-effective alternatives to existing light-based authentication technologies. Compared to most competing technologies, our technology is relatively new, and most potential customers have limited knowledge of, or experience with, our products. Prior to implementing our ChromaID technology and related products, potential customers are required to devote significant time and effort to testing and validating our products. In addition, during the implementation phase, customers may be required to devote significant time and effort to training their personnel on appropriate practices to ensure accurate results from our technology and products. Any failure of our ChromaID technology or related products to meet customer expectations could result in customers choosing to retain their existing testing methods or to adopt systems other than ours.

Many factors influence the perception of a system including its use by leaders in the industry.  If we are unable to induce industry leaders in our target markets to implement and use our ChromaID technology and related products, acceptance and adoption of our products could be slowed. In addition, if our products fail to gain significant acceptance in the marketplace and we are unable to expand our customer base, we may never generate sufficient revenue to achieve or sustain profitability.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

We commenced our formal commercial launch in the fourth fiscal quarter of 2014 and anticipate growth in our business operations. Since our inception in 1998, we have increased our number of employees to 16 as of March 31, 2015 and we expect to increase our number of employees further as our business grows. This future growth could create strain on our organizational, administrative and operational infrastructure, including quality control, customer service and sales and marketing. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and management controls, as well as our reporting systems and procedures. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure and staff and implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our operations. Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

Risks Relating to our Business and Financial Condition

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have experienced net losses since inception. As of March 31, 2015, we had an accumulated deficit of $22.5 million and net losses in the amount of $3,157,000 and $846,000 for fiscal years 2013 and 2014, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital.  Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer.  Our ChromaID business has produced limited revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

We need additional financing to support our technology development and ongoing operations, pay our debts and maintain ownership of our intellectual properties.

We are currently operating at a loss.  We believe that our cash on hand will be sufficient to fund our operations through at least the end of July 2015. We need the proceeds of this offering, and additional financing, to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.   We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt.  Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

Our services and license agreement with Invention Development Management, LLC is important to our business strategy and operations.

In November 2013, we entered into a Services and License Agreement with IDMC. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors, partners with companies and invests both expertise and capital in the process of invention. This agreement was amended in November 2014 to license ten patents filed by IDMC related to the ChromaID technology to us.

The amended agreement with IDMC covers a number of areas that are important to our operations, including the following:

•
The agreement requires IDMC to identify and engage inventors to develop new applications of our ChromaID technology, present the developments to us for approval, and file at least ten patent applications to protect the developments;

•	We received a worldwide, nontransferable, exclusive license to the licensed intellectual property developed under this agreement within the identification, authentication and diagnostics field of use;
•	We received a nonexclusive and nontransferable option to acquire a worldwide, nontransferable, nonexclusive license to intellectual property held by IDMC within that same field of use; and
•	We granted to IDMC certain licenses to our intellectual property outside the identification, authentication and diagnostics field of use.

Failure to operate in accordance with the IDMC agreement, or an early termination or cancellation of this agreement for any reason, would have a material adverse effect on ability to execute our business strategy and on our results of operations and business.

We need to continue as a going concern if our business is to succeed.

Because of our recurring losses and negative cash flows from operations, the audit report of our independent registered public accountants on our consolidated financial statements for the year ended September 30, 2014 contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.  Factors identified in the report include our historical net losses, negative working capital, and the need for additional financing to implement our business plan and service our debt repayments. If we are not able to attain profitability in the near future our financial condition could deteriorate further, which would have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment. Further, we may be unable to pay our debt obligations as they become due, which include obligations to secured creditors.  If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.  Additionally, we are subject to customary operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

We have obligations to repay approximately $1,692,000 in various loans in the near future, and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

We have a $200,000 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which currently matures on December 31, 2015 and provides for interest at 3.25% per year.  The cash from the Umpqua Loan was received on January 14, 2014.  Related to the Umpqua Loan, we entered into a demand promissory note for $200,000 on January 10, 2014 with an entity with which Ronald P. Erickson, our Chief Executive Officer, is affiliated.  This demand promissory note will be effective in case of a default by us under the Umpqua Loan.

We also have two other demand promissory note payable to entities with which Mr. Erickson is affiliated, totaling $600,000.  Each of these notes were issued between January and July 2014, provide for interest of 3% per year and currently mature on June 30, 2015.  They also provide for a second lien on our assets if not repaid by June 30, 2015 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. In addition, entities with which Mr. Erickson is affiliated have advanced approximately $492,000.  Mr. Erickson and/or entities with which he is affiliated also have unreimbursed expenses and compensation of approximately $236,000.  As a result, we currently owe Mr. Erickson approximately $1,328,000.

We also have a convertible note payable to KBM Worldwide, Inc. totaling $64,000 (the “KBM Note”) to fund short-term working capital.  The KBM Note accrues interest at a rate of 8% per annum and becomes due on October 27, 2015 and is convertible into common stock on July 26, 2015.

We require the proceeds of this offering, and possibly additional financing, to service and/or repay these debt obligations. If we raise additional capital through borrowing or other debt financing, we may incur substantial interest expense. If and when we raise more equity capital in the future, it will result in substantial dilution to our current stockholders.

Our management has concluded that we have material weaknesses in our internal controls over financial reporting and that our disclosure controls and procedures are not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. During the review of our financial statements for the three months ended March 31, 2015, our management identified material weaknesses in our internal control over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

In addition, our management has concluded that our disclosure controls and procedures were not effective due to the lack of an audit committee “financial expert.”  These material weaknesses, if not remediated, create an increased risk of misstatement of the Company’s financial results, which, if material, may require future restatement thereof. A failure to implement improved internal controls, or difficulties encountered in their implementation or execution, could cause future delays in our reporting obligations and could have a negative effect on us and the trading price of our common stock.

If the company were to dissolve or wind-up, holders of our common stock would not receive a liquidation preference.

If we were to wind-up or dissolve our company and liquidate and distribute our assets, our common stockholders would share in our assets only after we satisfy any amounts we owe to our creditors and preferred equity holders.  If our liquidation or dissolution were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution.  Accordingly, it is very unlikely that sufficient assets will remain available after the payment of our creditors and preferred equity holders to enable you to receive any liquidation distribution with respect to any common stock you hold.

If components used in our finished products become unavailable, or third-party manufacturers otherwise experience delays, we may incur delays in shipment to our customers, which would damage our business.

We depend on third-party suppliers for substantially all of our components and products. We purchase these products and components from third-party suppliers that serve the advanced lighting systems market and we believe that alternative sources of supply are readily available for most products and components. However, consolidation could result in one or more current suppliers being acquired by a competitor, rendering us unable to continue purchasing necessary amounts of key components at competitive prices. In addition, for certain of our customized components, arrangements for additional or replacement suppliers will take time and result in delays. We purchase products and components pursuant to purchase orders placed from time to time in the ordinary course of business. This means we are vulnerable to unanticipated price increases and product shortages. Any interruption or delay in the supply of components and products, or our inability to obtain components and products from alternate sources at acceptable prices in a timely manner, could harm our business, financial condition and results of operations.

While we believe alternative manufacturers for these products are available, we have selected these particular manufacturers based on their ability to consistently produce these products per our specifications ensuring the best quality product at the most cost effective price. We depend on our third-party manufacturers to satisfy performance and quality specifications and to dedicate sufficient production capacity within scheduled delivery times. Accordingly, the loss of all or one of these manufacturers or delays in obtaining shipments could have a material adverse effect on our operations until such time as an alternative manufacturer could be found.

We are dependent on key personnel.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace, including Ronald P. Erickson, our Chief Executive Officer. We do not maintain key person life insurance covering any of our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations, and the ability of all personnel to work together effectively as a team.  Our officers do not currently have employment agreements.  Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.   Our success also depends on our continued ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, manufacturing, administrative and sales and marketing personnel. Competition for these individuals is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in recruiting and retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new products and adversely impact our relationships with existing and future customers.  The inability to attract and retain necessary technical, managerial, manufacturing, administrative and sales and marketing personnel could harm our ability to obtain new customers and develop new products and could adversely affect our business and operating results.

We have limited insurance which may not cover claims by third parties against us or our officers and directors.

We have limited directors’ and officers’ liability insurance and commercial liability insurance policies. Claims by third parties against us may exceed policy amounts and we may not have amounts to cover these claims.  Any significant claims would have a material adverse effect on our business, financial condition and results of operations.  In addition, our limited directors’ and officers’ liability insurance may affect our ability to attract and retain directors and officers.

Our inability to effectively protect our intellectual property would adversely affect our ability to compete effectively, our revenue, our financial condition and our results of operations.

We rely on a combination of patent, trademark, and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights.  Obtaining and maintaining a strong patent position is important to our business.  Patent law relating to the scope of claims in the technology fields in which we operate is complex and uncertain, so we cannot be assured that we will be able to obtain or maintain patent rights, or that the patent rights we may obtain will be valuable, provide an effective barrier to competitors or otherwise provide competitive advantages. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, or demonstrate that we did not derive our invention from another, we may have to participate in interference or derivation proceedings in the USPTO or in court that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot be assured our patent applications will prevail over those filed by others. Also, our intellectual property rights may be subject to other challenges by third parties. Patents we obtain could be challenged in litigation or in administrative proceedings such as ex parte reexam, inter partes review, or post grant review in the United States or opposition proceedings in Europe or other jurisdictions.

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

Obtaining and maintaining a patent portfolio entails significant expense and resources. Part of the expense includes periodic maintenance fees, renewal fees, annuity fees, various other governmental fees on patents and/or applications due in several stages over the lifetime of patents and/or applications, as well as the cost associated with complying with numerous procedural provisions during the patent application process. We may or may not choose to pursue or maintain protection for particular inventions. In addition, there are situations in which failure to make certain payments or noncompliance with certain requirements in the patent process can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we choose to forgo patent protection or allow a patent application or patent to lapse purposefully or inadvertently, our competitive position could suffer.

Legal actions to enforce our patent rights can be expensive and may involve the diversion of significant management time. In addition, these legal actions could be unsuccessful and could also result in the invalidation of our patents or a finding that they are unenforceable. We may or may not choose to pursue litigation or interferences against those that have infringed on our patents, or used them without authorization, due to the associated expense and time commitment of monitoring these activities. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could have a material adverse effect on our results of operations and business.

Claims by others that our products infringe their patents or other intellectual property rights could prevent us from manufacturing and selling some of our products or require us to pay royalties or incur substantial costs from litigation or development of non-infringing technology.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may receive notices that claim we have infringed upon the intellectual property of others. Even if these claims are not valid, they could subject us to significant costs. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert our attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. We have engaged in litigation and litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. A successful claim of intellectual property infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results.

Our TransTech vendor base is concentrated.

Evolis, Fargo, Ultra Electronics - Magicard Division and NiSCA, are major vendors of TransTech whose products account for approximately 70% of TransTech’s revenue. TransTech buys, packages and distributes products from these vendors after issuing purchase orders. Any loss of any of these vendors would have a material adverse effect on our business, financial condition and results of operations.

We currently have a very small sales and marketing organization. If we are unable to secure a sales and marketing partner or establish satisfactory sales and marketing capabilities, we may not be able to successfully commercialize our ChromaID technology.

We currently have one full-time sales and business development manager for the ChromaID technology.  This individual oversees sales of our products and IP licensing and manages critical customer and partner relationships. In addition, he manages and coordinates the business development resources at our strategic partners IDMC and Sumitomo Precision Products as they relate to our ChromaID technology. We also work with third party entities that are focused in specific market verticals where they have business relationships that can be leveraged. Our subsidiary, TransTech Systems, has six sales and marketing employees on staff to support the ongoing sales efforts of that business. In order to commercialize products that are approved for commercial sales, we sell directly to our customers, collaborate with third parties that have such commercial infrastructure and work with our strategic business partners to generate sales. If we are not successful entering into appropriate collaboration arrangements, or recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty successfully commercializing our ChromaID technology, which would adversely affect our business, operating results and financial condition.

We may not be able to enter into collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure we may not realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize ChromaID without strategic partners or licensees include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

Government regulatory approval may be necessary before some of our products can be sold and there is no assurance such approval will be granted.

Although we do not need regulatory approval for our current applications, our ChromaID technology may have a number of potential applications in fields of use which will require prior governmental regulatory approval before the technology can be introduced to the marketplace. For example, we are exploring the use of our ChromaID technology for certain medical diagnostic applications.  There is no assurance that we will be successful in developing medical applications for our ChromaID technology.

If we were to be successful in developing medical applications of our technology, prior approval by the FDA and other governmental regulatory bodies may be required before the technology could be introduced into the marketplace.  There is no assurance that such regulatory approval would be obtained for a medical diagnostic or other applications requiring such approval.

We may engage in acquisitions, mergers, strategic alliances, joint ventures and divestures that could result in final results that are different than expected.

In the normal course of business, we engage in discussions relating to possible acquisitions, equity investments, mergers, strategic alliances, joint ventures and divestitures. Such transactions are accompanied by a number of risks, including the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt on potentially unfavorable terms as well as impairment expenses related to goodwill and amortization expenses related to other intangible assets, the possibility that we may pay too much cash or issue too many of our shares as the purchase price for an acquisition relative to the economic benefits that we ultimately derive from such acquisition, and various potential difficulties involved in integrating acquired businesses into our operations.

From time to time, we have also engaged in discussions with candidates regarding the potential acquisitions of our product lines, technologies and businesses. If a divestiture such as this does occur, we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to any purchaser; identify and separate the intellectual property to be divested from the intellectual property that we wish to retain; reduce fixed costs previously associated with the divested assets or business; and collect the proceeds from any divestitures.

If we do not realize the expected benefits of any acquisition or divestiture transaction, our financial position, results of operations, cash flows and stock price could be negatively impacted.

Our growth strategy depends in part on our ability to execute successful strategic acquisitions. We have made strategic acquisitions in the past and may do so in the future, and if the acquired companies do not perform as expected, this could adversely affect our operating results, financial condition and existing business.

We may continue to expand our business through strategic acquisitions. The success of any acquisition will depend on, among other things:

•	the availability of suitable candidates;

•	higher than anticipated acquisition costs and expenses;

•	competition from other companies for the purchase of available candidates;

•	our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

•	the availability of funds to finance acquisitions and obtaining any consents necessary under our credit facility;

•	the ability to establish new informational, operational and financial systems to meet the needs of our business;

•	the ability to achieve anticipated synergies, including with respect to complementary products or services; and

•	the availability of management resources to oversee the integration and operation of the acquired businesses.

We may not be successful in effectively integrating acquired businesses and completing acquisitions in the future. We also may incur substantial expenses and devote significant management time and resources in seeking to complete acquisitions. Acquired businesses may fail to meet our performance expectations. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do. If these risks materialize, our stock price could be materially adversely affected.

We are subject to corporate governance and internal control requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements could adversely affect our business.

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

Our management has concluded that our disclosure controls and procedures were not effective due to the lack of an audit committee “financial expert.”

Effective upon our listing on The NASDAQ Capital Market, we will appoint an additional independent director to serve as Audit Committee Chairman.  This director will be an “audit committee financial expert” as defined by the SEC. However, we cannot assure you that we will be able to fully comply with these laws, rules, and regulations that address corporate governance, internal control reporting, and similar matters in the future. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

The Capital Source credit facility contains covenants that may limit our flexibility in operating our business and failure to comply with any of these covenants could have a material adverse effect on our business.

In December 8, 2009, we entered into the Capital Source credit facility. These Capital Source credit facility contains covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	sell, transfer, lease or dispose of certain assets;

•	engage in certain mergers and consolidations;

•	incur debt or encumber or permit liens on certain assets, except in the limited circumstances permitted under the loan and security agreements;

•	make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and

•	enter into certain transactions with affiliates.

A breach of any of the covenants under the Capital Source credit facility could result in a default under the Capital Source credit facility. Upon the occurrence of an event of default under the Capital Source credit facility, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness.

Risks Relating to Our Stock

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of May 14, 2015, there were approximately 169.8 million shares of our common stock issued and outstanding, outstanding stock options grants for the purchase of 10.9 million shares of common stock at a $0.119 average exercise price and outstanding warrants for the purchase of 135.0 million shares of common stock at a $0.179 average exercise price. We may be obligated to issue up to 5.2 million additional placement agent warrants which have the potential to add additional shares to the total number of shares of common stock issued and outstanding.

In addition, there are 3,500,000 shares of common stock reserved for issuance upon conversion of Series A Convertible Preferred stock and an unknown number of shares related to the conversion of $64,000 in Convertible Promissory Notes due to KBM Worldwide, Inc. The Convertible Promissory Note due to KBM is convertible on July 26, 2015.

Significant shares of common stock are held by our principal stockholders, other company insiders and other large stockholders. As “affiliates” of Visualant, as defined under Securities and Exchange Commission Rule 144 under the Securities Act of 1933, our principal stockholders, other of our insiders and other large stockholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

These options, warrants and convertible preferred stock could result in further dilution to common stock holders and may affect the market price of the common stock.

The exercise prices of the IDMC warrant and Series A, B, C and D warrants may require adjustment.

In connection with the  Special Situations transaction, in June 2013 we issued Series A Warrants to purchase a total of 52,300,000 shares of common stock at an exercise price of $0.15 per share, and Series B Warrants to purchase a total of 52,300,000 shares of common stock at an exercise price of $0.20 per share, the IDMC warrant to purchase14.5 million shares of common stock at an exercise price of $0.20 per share, Series C Warrants to purchase 3,500,000 shares of common stock at an exercise price of $0.20 per share and Series D Warrants to purchase 3,500,000 shares of common stock at an exercise price of $0.30 per share (collectively, the “Special Situations Warrants”).  The Special Situations Warrants contain an adjustment provision that would require an adjustment in the exercise price of the Special Situations Warrants if we issue common stock, warrants or equity below the price that is reflected in the Special Situations Warrants.  If the per share price in this offering is below these exercise prices, or if we issue any additional shares of common stock, warrants or other equity securities at a price below the exercise prices of the Special Situations Warrants, it would result in a reduction in the exercise price of the Special Situations Warrants.  Upon exercise of the Special Situations Warrants, we would receive substantially less capital to fund our operations.  A downward adjustment in the exercise price of the Special Situations Warrants could also affect the market price of the common stock.

The exercise prices of the IDMC warrant and Series A, B, C and D warrants described above will be adjusted if we issue common stock, warrants or equity below the exercise price that is reflected in the warrant exercise prices above.  If the per share price of our common stock in this offering is below the exercise prices of our outstanding warrants, or if we issue any additional shares of common stock, warrants or other equity securities at a price below the exercise prices of our outstanding warrants, it would result in a reduction in the exercise price of the outstanding warrants.  If such reduction in the exercise price of the outstanding warrants occurred, upon exercise of these warrants, we would receive substantially less capital to fund our operations.  A downward adjustment in the exercise price of our outstanding warrants could also affect the market price of our common stock.

Trading in our stock may be limited in the future by the SEC’s penny stock regulations.

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

The price of our common stock is volatile, which may cause investment losses for our stockholders.

The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

•
Announcements by us regarding liquidity, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments and litigation;

•	Issuance of convertible or equity securities and related warrants for general or merger and acquisition purposes;
•	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes;
•	Sale of a significant number of shares of our common stock by stockholders;
•	General market and economic conditions;
•	Quarterly variations in our operating results;
•	Investor and public relation activities;
•	Announcements of technological innovations;
•	New product introductions by us or our competitors;
•	Competitive activities; and
•	Additions or departures of key personnel.

These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. These factors could have a material adverse effect on our business, financial condition and results of operations

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sale our stock.

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

Transfers of our securities may be restricted by virtue of state securities “blue sky” laws, which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

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

Future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders. We have and may issue preferred stock that could have rights that are preferential to the rights of common stock that could discourage potentially beneficially transactions to our common stockholders.

Pursuant to our certificate of incorporation, we currently have authorized 500,000,000 shares of common stock and 50,000,000 shares of preferred stock. To the extent that common shares are available for issuance, subject to compliance with applicable stock exchange listing rules, our board of directors has the ability to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of any additional securities could, among other things, result in substantial dilution of the percentage ownership of our stockholders at the time of issuance, result in substantial dilution of our earnings per share and adversely affect the prevailing market price for our common stock.

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

Future capital raises may dilute our existing stockholders’ ownership and/or have other adverse effects on our operations.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced and these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights senior to those of our common stock and the terms of the debt securities issued could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or candidate products, or to grant licenses on terms that are not favorable to us.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business, and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Anti-takeover provisions may limit the ability of another party to acquire our company, which could cause our stock price to decline.

Our certificate of incorporation, as amended, our bylaws and Nevada law contain provisions that could discourage, delay or prevent a third party from acquiring our company, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock; our Series A Preferred Stock contains provisions that restrict our ability to take certain actions without the consent of at least 66% of the Series A Preferred Stock then outstanding.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

In addition, our articles of incorporation restrict our ability to take certain actions without the approval of at least 66% of the Series A Preferred Stock then outstanding.  These actions include, among other things;

• authorizing, creating, designating, establishing or issuing an increased number of shares of Series A Preferred Stock or any other class or series of capital stock ranking senior to or on a parity with the Series A Preferred Stock;

• adopting a plan for the liquidation, dissolution or winding up the affairs of our company or any recapitalization plan (whether by merger, consolidation or otherwise);

• amending, altering or repealing, whether by merger, consolidation or otherwise, our articles of incorporation or bylaws in a manner that would adversely affect any right, preference, privilege or voting power of the Series A Preferred Stock; and

• declaring or paying any dividend (with certain exceptions) or directly or indirectly purchase, redeem, repurchase or otherwise acquire any shares of our capital stock, stock options or convertible securities (with certain exceptions).

Risks Associated with Our Proposed Reverse Stock Split

On May 6, 2015, the majority of our stockholders approved a reverse split of our common stock, in a ratio to be determined by our Board of Directors, of not less than 1-for-50 nor more than 1-for-150. We intend to effectuate the reverse split of our common stock in a ratio to be determined by our Board of Directors prior to consummation of an offering of our securities. However, the reverse stock split may not result in a proportionate increase in the price of our common stock, in which case we may not be able to list our common stock and the warrants sold in the offering on The NASDAQ Capital Market, in which case the offering will not be completed.

We expect that the proposed reverse stock split of our outstanding common stock will increase the market price of our common stock so that we will be able to meet the minimum bid price requirement of the listing rules of The NASDAQ Capital Market. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is possible that the market price of our common stock following the reverse stock split will not increase sufficiently for us to be in compliance with the minimum bid price requirement. If we are unable meet the minimum bid price requirement, we may be unable to list our shares on The NASDAQ Capital Market, in which case this offering will not be completed.

Even if the proposed reverse stock split achieves the requisite increase in the market price of our common stock, we cannot assure you that we will be able to continue to comply with the minimum bid price requirement of The NASDAQ Capital Market.

Even if the proposed reverse stock split achieves the requisite increase in the market price of our common stock to be in compliance with the minimum bid price of The NASDAQ Capital Market, there can be no assurance that the market price of our common stock following the reverse stock split will remain at the level required for continuing compliance with that requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the effectuation of the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to meet or maintain The NASDAQ Capital Market’s minimum bid price requirement.

Even if the proposed reverse stock split increases the market price of our common stock, there can be no assurance that we will be able to comply with other continued listing standards of The NASDAQ Capital Market.

Even if the market price of our common stock increases sufficiently so that we comply with the minimum bid price requirement, we cannot assure you that we will be able to comply with the other standards that we are required to meet in order to maintain a listing of our common stock and/or warrants sold in this offering on The NASDAQ Capital Market. Our failure to meet these requirements may result in our common stock and/or warrants sold in this offering being delisted from The NASDAQ Capital Market, irrespective of our compliance with the minimum bid price requirement.

The proposed reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the proposed reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the proposed reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following the proposed reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the proposed reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All of the offerings and sales described below were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, all of whom were accredited investors and transfer was restricted by the company in accordance with the requirements of Regulation D and the Securities Act. All issuances to accredited and non-accredited investors were structured to comply with the requirements of the safe harbor afforded by Rule 506 of Regulation D, including limiting the number of non-accredited investors to no more than 35 investors who have sufficient knowledge and experience in financial and business matters to make them capable of evaluating the merits and risks of an investment in our securities.

During the three months ended March 31, 2015, we had the following unregistered sales of equity securities:

Subsequent to September 30, 2014, we sold 3,500,000 Series A Preferred Stock to two investors totaling $350,000 that is convertible into 3,500,000 shares of common stock at $0.10 per share over the next five years.  The Company and the holders of the Series A Preferred Stock are in the process of amending the conversion price to $0.20 per share, subject to adjustment upon the occurrence of certain events.  The Series A Preferred Stock has voting rights and may not be redeemed without the consent of the holder. We also issued (i) a Series C five-year Warrant for 3,500,000 shares of common stock at an exercise price of $0.20 per share, which is callable at $0.40 per share; and (ii) ) a Series D five-year Warrant for 3,500,000 shares of common stock at an exercise price of $0.30 per share, which is callable at $0.60 per share. The Series A Preferred Stock and Series C and D Warrants have registration rights upon the closing of this offering.

On January 23, 2015, we issued 1,350,000 shares of restricted common stock to seven employees and directors for services during 2014. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $0.10 per share, the market price of our common stock.

On February 23, 2015, we issued 254,990 shares of common stock to NVPR LLC related to a conversion under a 7% Convertible Debenture.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)             Exhibits

3.1
Certificate of Designation, Preferences and Rights for the Company’s Series A Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 27, 2015).

10.1
Form of Purchase Agreement related to Series A Preferred Stock offering by and between Visualant, Incorporated and investors (incorporated by reference to the Company’s Registration Statement on Form S-1, filed April 24, 2015).

10.2	Form of Series C Warrant between Visualant, Incorporated and investors (incorporated by reference to the Company’s Registration Statement on Form S-1, filed April 24, 2015).

10.3	Form of Series D Warrant between Visualant, Incorporated and investors (incorporated by reference to the Company’s Registration Statement on Form S-1, filed April 24, 2015).

10.4
Form of Registration Rights Agreement related to preferred stock by and between Visualant, Incorporated and investors (incorporated by reference to the Company’s Registration Statement on Form S-1, filed April 24, 2015).

10.5	Amendment 2 to Demand Promissory Note dated March 31, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 3, 2015).

10.6	Amendment 3 to Demand Promissory Note dated March 31, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 3, 2015).

10.7	Amendment 4 to Demand Promissory Note dated March 31, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 3, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. Attached herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. Attached herewith.

32.1	Section 906 Certifications. Attached herewith.

32.2	Section 906 Certifications. Attached herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)

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

VISUALANT, INCORPORATED

(Registrant)

Date: May 14, 2015	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)