Form 10-Q
period 2015-06-30
VISUALANT INC
filed 2015-07-17
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of July 17, 2015: 1,132,019 shares

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	September 30, 2014
ASSETS		(audited)

CURRENT ASSETS:
Cash and cash equivalents	$47,569	$70,386
Accounts receivable, net of allowance of $32,000 and $40,750, respectively	672,279	815,460
Prepaid expenses	15,326	25,067
Inventories, net	269,304	412,831
Refundable tax assets	37,967	29,590
Total current assets	1,042,445	1,353,334

EQUIPMENT, NET	384,361	447,236

OTHER ASSETS
Intangible assets, net	193,625	431,653
Goodwill	983,645	983,645
Other assets	5,070	5,070

TOTAL ASSETS	$2,609,146	$3,220,938

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$2,453,087	$2,234,123
Accounts payable - related parties	65,096	66,729
Accrued expenses	88,059	31,369
Accrued expenses - related parties	1,001,563	260,687
Derivative liability - warrants	787,768	2,579,157
Convertible notes payable	64,000	166,500
Notes payable - current portion of long term debt	1,149,112	1,290,960
Deferred revenue	8,333	-
Total current liabilities	5,617,018	6,629,525

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred stock - $0.001 par value, 5,000,000 shares authorized,
11,667 and 0 shares issued and outstanding at 6/30/2015 and 9/30/2014, respectively	12	-
Common stock - $0.001 par value, 100,000,000 shares authorized, 1,132,019
and 1,121,150 shares issued and outstanding at 3/31/2015 and 9/30/2014, respectively	1,132	1,121
Additional paid in capital	18,673,882	18,125,411
Accumulated deficit	(21,682,898)	(21,535,119)
Total stockholders' deficit	(3,007,872)	(3,408,587)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,609,146	$3,220,938

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

REVENUE	$1,546,931	$2,021,028	$4,825,099	$5,923,483
COST OF SALES	1,291,046	1,709,848	4,041,058	4,965,960
GROSS PROFIT	255,885	311,180	784,041	957,523
RESEARCH AND DEVELOPMENT EXPENSES	89,097	165,880	285,627	570,754
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	821,101	780,699	2,349,326	2,376,716
OPERATING LOSS	(654,313)	(635,399)	(1,850,912)	(1,989,947)

OTHER INCOME (EXPENSE):
Interest expense	(17,124)	(27,316)	(138,144)	(68,438)
Other income	5,336	8,610	23,784	22,419
Gain on change - derivative liability warrants	1,428,093	1,996,829	1,809,116	817,941
Total other income (expense)	1,416,305	1,978,123	1,694,756	771,922

INCOME BEFORE INCOME TAXES	761,992	1,342,724	(156,156)	(1,218,025)

Income taxes - current (benefit) provision	(5,288)	3,109	(8,377)	(2,693)
		.
NET INCOME	767,280	1,339,615	(147,779)	(1,215,332)

NONCONTROLLING INTEREST	-	3,109	-	23,643

NET INCOME ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES
COMMON SHAREHOLDERS	$767,280	$1,336,506	$(147,779)	$(1,238,975)
Basic and diluted income per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Basic and diluted income per share	$0.68	$1.21	$(0.13)	$(1.12)

Weighted average shares of common stock outstanding- basic and diluted	1,131,960	1,107,685	1,127,252	1,103,733

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(147,779)	$(1,215,332)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	299,493	288,995
Issuance of capital stock for services and expenses	137,500	60,000
Issuance of warrants for services and expenses	-	57,150
Issuance of capital stock for accrued liabilities	-	160,000
Stock based compensation	53,222	66,715
(Gain) on sale of assets	(20,042)	(2,636)
(Gain) on change - derivative liability warrants	(1,809,116)	(817,941)
Provision for losses on accounts receivable	12,035	36
Changes in operating assets and liabilities:
Accounts receivable	131,146	106,766
Prepaid expenses	9,741	24,611
Inventory	143,527	77,187
Accounts payable - trade and accrued expenses	1,040,396	295,620
Income tax receivable	(8,377)	(2,693)
Deferred revenue	8,333	-
CASH (USED IN) OPERATING ACTIVITIES	(149,921)	(901,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	21,452	3,125
NET CASH PROVIDED BY INVESTING ACTIVITIES:	21,452	3,125

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments from line of credit	(139,558)	(267,460)
Proceeds from sale of preferred stock	350,000	-
Proceeds from notes payable	-	200,000
Proceeds from notes payable- related party	-	300,000
Repayment of convertible notes	(166,500)	-
Proceeds from convertible note	64,000	-
Repayments of capital leases	(2,290)	(2,435)
NET CASH PROVIDED BY FINANCING ACTIVITIES	105,652	230,105

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,817)	(668,292)

CASH AND CASH EQUIVALENTS, beginning of period	70,386	747,129

CASH AND CASH EQUIVALENTS, end of period	$47,569	$78,837

Supplemental disclosures of cash flow information:
Interest paid	$81,257	$35,751
Taxes paid	$-	$-

Non-cash investing and financing activities:
Gain (loss) on change - derivative liability warrants	$17,727	$-
Issuance of common stock for debt conversion	$25,499	$-

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Visualant, Incorporated (the “Company,” “Visualant, Inc.” or “Visualant”) was incorporated under the laws of the State of Nevada in 1998.The Company has authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

Since 2007 the Company has been focused primarily on the development of a proprietary technology which is capable of uniquely identifying and authenticating almost any substance using light at the “photon” level to detect the unique digital “signature” of the substance.  The Company calls this its “ChromaID™” technology.

In 2010, the Company acquired TransTech Systems, Inc. as an adjunct to its business.  TransTech is a distributor of products for employee and personnel identification.  TransTech currently provides substantially all of the Company’s revenues.

The Company is in the process of commercializing its ChromaID™ technology.  To date, the Company has entered into one License Agreement with Sumitomo Precision Products Co., Ltd. and has a strategic relationship with Invention Development Management Company, L.L.C. (“IDMC”).

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

ChromaID was invented by scientists from the University of Washington under contract with Visualant.  The Company has pursued an aggressive intellectual property strategy and have been granted eight patents.  The Company also has 22 patents pending.  The Company possess all right, title and interest to the issued patents.  Ten of the pending patents are licensed exclusively to the Company in perpetuity by the Company’s strategic partner, Intellectual Ventures through its subsidiary IDMC.

On May 6, 2015, the Company’s stockholders approved a reverse split of our common stock, in a ratio to be determined by the Company’s Board of Directors, of not less than 1-for-50 nor more than 1-for-150. On June 9, 2015, the Company’s Board of Directors determined that the ratio of the reverse split would be 1-for-150.  All warrant, option, share and per share information in this Form 10-Q gives retroactive effect for a 1-for-150 split with all numbers rounded up to the nearest whole share.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,017,281 and $6,604,631 for the years ended September 30, 2014 and 2013, respectively. Net cash used in operating activities was $(149,921) and $(1,379,397) for the nine months ended June 30, 2015 and the year ended September 30, 2014, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2015, the Company’s accumulated deficit was $21,682,898.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, our Chief Executive Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2014 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

3.	SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation – The accompanying unaudited consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these unaudited condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $15,000 and $10,000 reserve for impaired inventory as of June 30, 2015 and September 30, 2014, respectively.

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

Derivative Instruments – Warrants with the June 2013 Private Placement
	Fair Value Measurements Using Inputs			Carrying Amount at June 30, 2015

Financial Instruments	Level 1	Level 2	Level 3
Liabilities:
Derivative Instruments - Warrants	$-	$602,179	$-	$602,179

Total	$-	$602,179	$-	$602,179

Liabilities measured at fair value on a recurring basis are summarized as follows:

June 30, 2015
Market price and estimated fair value of common stock:	$5.450
Exercise price	$22.50-$30.00
Expected term (years)	2.503
Dividend yield	-
Expected volatility	85.2%
Risk-free interest rate	0.75%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The Company issued warrants to purchase 697,370 shares of common stock in connection with our June 2013 private placement of 348,685 shares of common stock.  The exercise price of these warrants is $22.50 to $30.00 per share.  These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  These warrants were issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of our common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished.

The proceeds from the private placement were allocated between the shares of common stock and the warrants issued in connection with the private placement based upon their estimated fair values as of the closing date at June 14, 2013, resulting in the aggregate amount of $2,494,710 allocated to stockholders’ equity and $2,735,290 allocated to the warrant derivative.  The Company recognized $1,448,710 of other expense resulting from the increase in the fair value of the warrant liability at September 30, 2013. During the year ended September 30, 2014, the Company recognized $2,092,000 of other income resulting from the decrease in the fair value of the warrant liability at September 30, 2014. During the nine months ended June 30, 2015, the Company recognized $1,489,821 of other income resulting from the decrease in the fair value of the warrant liability at June 30, 2015.

Derivative Instruments – Warrant with the November 2013 IDMC Services and License Agreement

	Fair Value Measurements Using Inputs			Carrying Amount at June 30, 2015

Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Derivative Instruments - Warrants	$-	$113,396	$-	$113,396

Total	$-	$113,396	$-	$113,396

Liabilities measured at fair value on a recurring basis are summarized as follows:

June 30, 2015
Market price and estimated fair value of common stock:	$5.45
Exercise price	$30.00
Expected term (years)	3.36
Dividend yield	-
Expected volatility	85.2%
Risk-free interest rate	0.75%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The Company issued a warrant to purchase 97,169 shares of common stock in connection with the November 2013 IDMC Services and License Agreement. The warrant price of $30.00 per share expires November 10, 2018 and the per share price is subject to adjustment.  This warrant was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  This warrant was issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of our common stock or securities exercisable, convertible or exchangeable for our common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants was recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished. During the year ended September 30, 2014, the Company recognized $320,657 of other expense related to the IDMC warrant. During the nine months ended June 30, 2015, the Company recognized $207,260 of other income related to the IDMC warrant.

Derivative Instrument – Convertible Note Payable

	Fair Value Measurements Using Inputs			Carrying Amount at June 30, 2015

Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Derivative Instruments - Convertible Promissory Note	$-	$6,881	$-	$6,881

Total	$-	$6,881	$-	$6,881

Liabilities measured at fair value on a recurring basis are summarized as follows:

June 30, 2015
Market price and estimated fair value of common stock:	$5.45
Exercise price	$5.45
Expected term (years)	0.1
Dividend yield	-
Expected volatility	85.2%
Risk-free interest rate	75.00%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the Convertible Note Payable.

The Company entered into a Convertible Note Payable with KBM Worldwide, Inc. on August 25, 2014 for $103,500. The Note was repaid on March 2, 2015. The Company entered into a Convertible Note Payable with KBM on September 24, 2014 for $63,000. The Note was repaid March 27, 2015. The Company entered into a Convertible Note Payable with KBM on January 27, 2015 for $64,000. The KBM Note accrues interest at a rate of 8% per annum and becomes due on October 27, 2015 and is convertible into common stock on July 26, 2015. The outstanding KBM Note is convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion; however, the outstanding KBM note is not convertible until July 26, 2015. During the year ended September 30, 2014, the Company recognized $166,500 of other expense related to the KBM Note. During the nine months ended June 30, 2015, the Company recognized $52,679 of other income and allocated $98,940 to stockholder’s equity related to the KBM Note.

Derivative Instrument – Series A Convertible Preferred Stock

	Fair Value Measurements Using Inputs			Carrying Amount at June 30, 2015

Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Derivative Instruments - Warrants	$-	$65,312	$-	$65,312

Total	$-	$65,312	$-	$65,312

Liabilities measured at fair value on a recurring basis are summarized as follows:

June 30, 2015
Market price and estimated fair value of common stock:	$5.45
Exercise price	$30.00-$45.00
Expected term (years)	4.25
Dividend yield	-
Expected volatility	85.2%
Risk-free interest rate	0.75%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the Series A Convertible Preferred Stock.

The Company issued 11,667 shares of Series A Convertible Preferred Stock with attached warrants during the nine months ended June 30, 2015. The Company allocated $233,322 to stockholders equity and $116,678 to the derivative warrant liability. The warrants were issued with a down round provision. During the nine months ended June 30, 2015, the Company recognized $65,312 of other expense related to the warrant liability.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at June 30, 2015 and September 30, 2014 based upon the short-term nature of the assets and liabilities.

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

Income Taxes – Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of June 30, 2015 and September 30, 2014, the Company had refundable tax assets related to TransTech of $37,967 and $29,590, respectively.

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants, except where their inclusion would be anti-dilutive. Total outstanding common stock equivalents at June 30, 2015, 2014 were 969,225 and 944,369, respectively.

Diluted common shares outstanding were calculated using the Treasury Stock Method for the three months ended June 30, 2015 and 2014 are as follows:

	June 30, 2015	June 30, 2014
Weighted average number of common shares used in basic net income per common share	1,131,960	1,107,685
Dilutive effects of outstanding stock options and warrants	-	-
Dilutive effects of convertible preferred shares	-	-
Weighted average number of common shares used in diluted net income per common share	1,131,960	1,107,685

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

The following summarizes the Company’s plans for its Company’s proprietary ChromaID technology. Based on the Company’s anticipated expenditures on this technology, the expected efforts of its management and its relationship with Intellectual Ventures and its subsidiary, IDMC, and the Company’s other strategic partner, Sumitomo Precision Products, Ltd., the Company expects its ChromaID technology to provide an increasing portion of its revenues in future years from product sales, licenses, royalties and other revenue streams., as discussed further below.

ChromaID:  A Foundational Platform Technology

The Company’s ChromaID technology provides a platform upon which a myriad of applications can be developed.  As a platform technology, it is analogous to a smartphone, upon which an enormous number of previously unforeseen applications have been developed.  The ChromaID technology is an enabling technology that brings the science of light and photonics to low cost, real world commercialization opportunities across multiple industries. The technology is foundational and as such, the basis upon which the Company believes a significant business can be built.

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

The cornerstone of a company with a foundational platform technology is the Company’s intellectual property.  ChromaID was invented by scientists from the University of Washington under contract with Visualant.  The Company has pursued an aggressive intellectual property strategy and have been granted eight patents.  The Company currently has 22 patents pending.  The Company possesses all right, title and interest to the issued patents.  Ten of the pending patents are licensed exclusively to Visualant in perpetuity by its strategic partner, IDMC.

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

The Company’s second product, the ChromaID Liquid Lab Kit, scans and identifies liquids.  This product is currently in prototype form.  Similar to the Company’s first product, it will be marketed to customers who are considering licensing the technology. Rather than use an LED emitter to reflect light off of a surface that is captured by a photodiode to generate a ChromaID signature the liquid analysis product shines light through the liquid (transmissive) with the LEDs positioned on one side of the liquid sample and the photo detectors on the opposite side. This device is in a functional state in our laboratory and the Company anticipates having a Liquid ChromaID Lab Kit available for customers by the Company during the fall of 2015. Target markets include, but are not limited to, water companies, petrochemical companies, pharmaceutical companies, and numerous consumer applications.

The ChromaID Lab Kits allows potential licensors of our technology to work with our technology and develop solutions for their particular application.  Our contractual arrangements with IDMC are described in greater detail below.

Our Commercialization Plans for the ChromaID Technology.

The Company shipped its first ChromaID product, the ChromaID Lab Kits, to our strategic partner IDMC during the last calendar quarter of 2013 and first calendar quarter of 2014, after we completed final assembly and testing. As part of the Company’s agreement with IDMC, the Company curtailed its ChromaID marketing efforts through the fourth calendar quarter of 2014 while IDMC worked to expand our intellectual property portfolio. Thereafter, the Company began to actively market the ChromaID Lab Kits to interested and qualified customers. To date, the Company has achieved limited revenue from the sale of our ChromaID Lab Kits.

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

The Company’s Acceleration of Business Development in the United States and Around the World

The Company is coordinating its internal business development, sales and marketing efforts with those of its strategic partners IDMC, and Sumitomo Precision Products to leverage market data and information in order to focus on specific target vertical markets which have the greatest potential for early adoption.  The ChromaID Lab Kit provides a means for us to demonstrate the technology to customers in these markets.  It also allows customers to experiment with developing unique applications for their particular use.  Visualant’s Business Development team is pursuing license opportunities with customers in our target markets.

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

Research and Development

The Company’s research and development efforts are primarily focused improving the core foundational ChromaID technology and developing new and unique applications for the technology.   As part of this effort, the Company typically conduct testing to ensure that ChromaID application methods are compatible with the customer’s requirements, and that they can be implemented in a cost effective manner. The Company is also actively involved in identifying new application methods.  Visualant’s team has considerable experience working with the application of light-based technologies and their application to various industries. The Company believes that its continued development of new and enhanced technologies relating to our core business is essential to its future success. The Company spent $285,627 during the nine months ended September 30, 2015, $1,169,281 for the year ended September 30, 2013 and $670,742 for the year ended September 30, 2014 on research and development activities.  The Company’s research and development efforts are supported internally, through its relationship with IDMC and through contractors led by Dr. Tom Furness and his team at RATLab LLC.

The Company’s Patents

The Company believes that its eight patents, 22 patent applications, and two registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets. The Company’s patents will expire at various times between 2027 and 2033. The duration of the Company’s trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

On November 21, 2014, the Company was issued US Patent No. 8,888,207 B2 entitled “Systems, Methods, and Articles Related to Machine-Readable Indicia and Symbols” by the United States Office of Patents and Trademarks. The patent expires February 7, 2033.

On March 23, 2015, the Company was issued US Patent No. 8,988,666 B2 entitled “Method, Apparatus, and Article to Facilitate Evaluation of Objects Using Electromagnetic Energy” by the United States Office of Patents and Trademarks. The patent expires July 31, 2027.

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

The agreement requires IDMC to identify and engage inventors to develop new applications of Visualant’s ChromaID™ technology, present the developments to us for approval, and file at least 10 patent applications to protect the developments. IDMC is responsible for the development and patent costs. The Company provided the Chroma ID Lab Kits to IDMC at no cost and are providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property the Company delayed the selling of the ChromaID Lab Kits for 140 days except for certain select accounts. The Company continued its business development efforts during this period and have worked with IDMC and their global business development resources to secure potential customers and licensees for the ChromaID technology. The Company shipped 20 ChromaID Lab Kits to inventors in the IDMC network during December 2013 and January 2014. As part of the agreement with IDMC, the Company curtailed its ChromaID marketing efforts through the fourth calendar quarter of 2014 while IDMC worked to expand our intellectual property portfolio. Thereafter, the Company began to actively market the ChromaID Lab Kits to interested and qualified customers.

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

In connection with the original license agreement, the Company issued a warrant to purchase 97,169 shares of common stock to IDMC as consideration for the exclusive intellectual property license and application development services. The warrant has an exercise price of $30.00 per share and expires November 10, 2018. The per share price is subject to adjustment based on any issuances below $30.00 per share except as described in the warrant.

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

In May 2012, the Company entered into a Joint Research and Product Development Agreement (the “Joint Development Agreement”) with Sumitomo Precision Products Co., Ltd., a publicly-traded Japanese corporation, for the commercialization of our ChromaID technology.   In March 2013, the Company entered into an amendment to this agreement, which extended the Joint Development Agreement from March 31, 2013 to December 31, 2013.   The extension provided for continuing work between Sumitomo and Visualant focused on advancing the ChromaID technology and market research aimed at identifying the most significant markets for the ChromaID technology. This agreement expired December 31, 2013. This collaborative work supported the development of the ChromaID Lab Kit. The current version of the technology was introduced to the marketplace as a part of our ChromaID Lab Kit during the fourth quarter of 2013.

The Company also entered into a License Agreement with Sumitomo in May 2012 which provides for an exclusive license for the then-extant ChromaID technology. The territories covered by this license include Japan, China, Taiwan, Korea and the entirety of Southeast Asia (Burma, Indonesia, Thailand, Cambodia, Laos, Vietnam, Singapore and the Philippines). On May 21, 2015, the Company entered into an amendment to the License Agreement, which, effective as of June 18, 2014, eliminates the Sumitomo exclusivity and provides that if the Company sells products in certain territories – Japan, China, Taiwan, Korea and the entirety of Southeast Asia (Burma, Indonesia, Thailand, Cambodia, Laos, Vietnam, Singapore and the Philippines) – the Company will pay Sumitomo a royalty rate of 2% of net sales (excluding non-recurring engineering revenues) over the remaining term of the five-year License Agreement (through May 2017).

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

Accounts receivable were $672,279 and $815,460, net of allowance, as of June 30, 2015 and September 30, 2014, respectively. The Company had one customer (11.1%) in excess of 10% of our consolidated revenues for the nine months ended June 30, 2015. The Company had two customers (17.5% and 10.1%) with accounts receivable in excess of 10% as of June 30, 2015. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

8.	INVENTORIES

Inventories were $269,304 and $412,831 as of June 30, 2015 and September 30, 2014, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $15,000 and $10,000 reserve for impaired inventory as of June 30, 2015 and September 30, 2014, respectively.

9.	FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $384,361 and $447,236 as of June 30, 2015 and September 30, 2014, respectively. Accumulated depreciation was $785,594 and $742,676 as of June 30, 2015 and September 30, 2014, respectively. Total depreciation expense, was $61,727 and $26,681 for the nine months ended June 30, 2015 and 2014, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of June 30, 2015 was comprised of the following:

	Estimated	June 30, 2015
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$192,374	$87,038	$279,412
Leasehold improvements	5-20 years	603,612	-	603,612
Furniture and fixtures	3-10 years	77,039	101,260	178,299
Software and websites	3- 7 years	63,783	44,849	108,632
Less: accumulated depreciation		(552,508)	(233,086)	(785,594)
		$384,300	$61	$384,361

10.	INTANGIBLE ASSETS

Intangible assets as of June 30, 2015 and September 30, 2014 consisted of the following:

	Estimated Useful Lives	June 30, 2015	September 30, 2014

Customer contracts	5 years	$983,645	$983,645
Technology	5 years	712,500	712,500
Less: accumulated amortization		(1,502,520)	(1,264,492)
Intangible assets, net		$193,625	$431,653

Total amortization expense was $238,028 and $254,482 for the nine months ended June 30, 2015 and 2014, respectively.

The fair value of the TransTech intellectual property acquired was $983,645, estimated by using a discounted cash flow approach based on future economic benefits associated with agreements with customers, or through expected continued business activities with its customers. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results. The TransTech intellectual property was fully amortized as of June 30, 2015.

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

Accounts payable were $2,453,087 and $2,234,123 as of June 30, 2015 and September 30, 2014, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.  The Company had two vendors (23.1% and 13.3%) with accounts payable in excess of 10% of its accounts payable as of June 30, 2015. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

12.	CONVERTIBLE NOTES PAYABLE

The Company entered into a Convertible Note Payable with KBM Worldwide, Inc. on August 25, 2014 for $103,500. The Note was paid off on March 2, 2015. The Company entered into a Convertible Note Payable with KBM on September 24, 2014 for $63,000. The Note was repaid March 27, 2015. The Company entered into a Convertible Note Payable with KBM on January 27, 2015 for $64,000. The KBM Note accrues interest at a rate of 8% per annum and becomes due on October 27, 2015 and is convertible into common stock on July 26, 2015. The outstanding KBM Note is convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion; however, the outstanding KBM note is not convertible until July 26, 2015. During the year ended September 30, 2014, the Company recognized $166,500 of other expense related to the KBM Note. During the nine months ended June 30, 2015, the Company recognized $29,529 of other income and allocated $98,940 to stockholder’s equity related to the KBM Note. The Company recorded accrued interest of $898 as of June 30, 2015.

13.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of June 30, 2015 and September 30, 2014 consisted of the following:

	June 30,	September 30,
	2015	2014

Capital Source Business Finance Group	$348,840	$488,398
Note payable to Umpqua Bank	200,000	200,000
Secured note payable to J3E2A2Z LP - related party	600,000	600,000
TransTech capitalized leases, net of capitalized interest	272	2,562
Total debt	1,149,112	1,290,960
Less current portion of long term debt	(1,149,112)	(1,290,960)
Long term debt	$-	$-

Capital Source Business Finance Group Secured Credit Facility

The Company finances its TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On June 12, 2015, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($85,211 as of June 30, 2015) on a daily basis. The remaining balance on the accounts receivable line of $348,840 as of June 30, 2015 must be repaid by the time the secured credit facility expires on December 12, 2015, or we renew by automatic extension for the next successive six-month term.

Note Payable to Umpqua Bank

The Company has a $200,000 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which currently matures on December 31, 2015 and provides for interest at 3.25% per year.  The cash from the Umpqua Loan was received on January 14, 2014.  Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $7,315 as of June 30, 2015.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000.  Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on September 30, 2015.  They also provide for a second lien on our assets if not repaid by September 30, 2015 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. The Company recorded accrued interest of $15,337 as of June 30, 2015.

Capitalized Leases

TransTech has capitalized leases for equipment. The leases have a remaining lease term of one month. The imputed interest rate in the capitalized leases is approximately 10.5%.

Aggregate maturities totaling $1,149,112 are all due within twelve months.

14.	EQUITY

Voting Preferred Stock

On September 13, 2002, 333,334 shares of preferred stock with a par value of $0.001 were authorized by the stockholders.  There were no preferred shares issued and the terms had not been determined as of September 30, 2014.

On January 23, 2015 and February 23, 2015, respectively, the Board of Directors and the Nevada Secretary of State approved a Certificate of Designations, Preference and Rights for Series A Convertible Preferred Stock. The Company’s Series A Preferred is $0.001 par value, with 333,334 shares authorized. Each holder of outstanding shares of Series A Preferred shall be entitled to the number of votes equal to the number of whole shares of common stock of the Corporation into which the shares of Series A Preferred held by such holder are then convertible as of the applicable record date. The Company cannot not amend, alter or repeal any preferences, rights, or other terms of the Series A Preferred so as to adversely affect the Series A Preferred, without the written consent or affirmative vote of the holders of at least sixty-six and two-thirds percent (66.66%) of the then outstanding shares of Series A Preferred, voting as a separate voting group, given by written consent or by vote at a meeting called for such purpose for which notice shall have been duly given to the holders of the Series A Preferred.

During the nine months ended June 30, 2015, the Company sold 11,667 Series A Preferred Stock to two investors totaling $350,000.  These shares are expected to be convertible into 11,667 shares of common stock at $30.00 per share, subject to adjustment, for a period of five years.  The Company and the holders of the Series A Preferred Stock are in the process of amending the conversion price to $30.00 per share, subject to adjustment upon the occurrence of certain events. The Series A Preferred Stock has voting rights and may not be redeemed without the consent of the holder. The Company also issued (i) a Series C five-year Warrant for 23,334 shares of common stock at an exercise price of $30.00 per share, which is callable at $60.00 per share; and (ii) a Series D five-year Warrant for 23,334 shares of common stock at an exercise price of $45.00 per share, which is callable at $90.00 per share. The Series A Preferred Stock and Series C and D Warrants have registration rights.

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

The following equity issuances occurred during the nine months ended June 30, 2015:

On December 14, 2014, the Company entered into an Advisory Agreement with Lester Garfinkel for financial consulting services. Under the Advisory Agreement, Mr. Garfinkel was awarded 167 shares of our common stock. The shares were valued at $30.00 per share by the parties. The Company expensed $25,000 during the nine months ended June 30, 2015.

On January 23, 2015, the Company issued 9,002 shares of restricted common stock to seven employees and directors for services during 2014. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $15.00 per share, the market price of our common stock. The Company expensed $135,000 during the nine months ended June 30, 2015.

On February 23, 2015, the Company issued 17,000 shares of common stock to NVPR LLC related to a conversion under a 7% Convertible Debenture.

On April 24, 2015, the Company filed a registration statement on Form S-1 to register $10 million of Company securities. The Company has applied for listing of the Company’s common stock and the warrants on The NASDAQ Capital Market.

On May 6, 2015, the Company’s stockholders approved a reverse split of our common stock, in a ratio to be determined by the Company’s Board of Directors, of not less than 1-for-50 nor more than 1-for-150. On June 9, 2015, the Company’s Board of Directors determined that the ratio of the reverse split would be 1-for-150.  All warrant, option, share and per share information in this Form 10-Q gives retroactive effect for a 1-for-150 split with all numbers rounded up to the nearest whole share.

Warrants to Purchase Common Stock

The following warrant issuances occurred during the nine months ended June 30, 2015:

The Company issued (i) a Series C five-year Warrant for 23,334 shares of common stock at an exercise price of $30.00 per share, which is callable at $60.00 per share; and (ii) ) a Series D five-year Warrant for 23,334 shares of common stock at an exercise price of $45.00 per share, which is callable at $90.00 per share.

A summary of the warrants issued as of June 30, 2015 were as follows:

	June 30, 2015
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	857,083	$26.280
Issued	46,667	37.50
Exercised	-	-
Forfeited	-	-
Expired	(4,000)	15.00
Outstanding at end of period	899,750	$26.86
Exerciseable at end of period	899,750

A summary of the status of the warrants outstanding as of June 30, 2015 is presented below:

	June 30, 2015
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
38,205	2.49	$19.50-22.50	38,205	$19.50-22.50
348,685	2.63	22.50	348,685	22.50
489,526	2.78	30.00	489,526	30.00
23,334	4.12	45.00	23,334	45.00
899,750	2.78	$26.86	899,750	$26.86

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended June 30, 2015 were as follows:

Dividend yield	0%
Expected life	3
Expected volatility	90%
Risk free interest rate	0.7%

There were vested warrants of 899,750 as of June 30, 2015 with an aggregate intrinsic value of $0.

15.	STOCK OPTIONS

Description of Stock Option Plan

On April 29, 2011, the Company’s 2011 Stock Incentive Plan was approved at the Annual Stockholder Meeting. The Company was authorized to issue options for, and has reserved for issuance, up to 46,667 shares of common stock under the 2011 Stock Incentive Plan. On March 21, 2013, an amendment to the Stock Option Plan was approved by the stockholders of the Company, increasing the number of shares reserved for issuance under the Plan to 93,333 shares.

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

Stock Option Activity

The Company had the following stock option transactions during the nine months ended June 30, 2015:

During the nine months ended June 30, 2015, eleven employees and directors, forfeited stock option grants for 40,860 shares of common stock at $18.23 per share.

On January 23, 2015, three employees were issued performance grants for 11,335 shares of common stock at $15.00 per share. The grants were issued in accordance with the 2011 Stock Incentive Plan, vest quarterly over three years after being earned and expire January 22, 2020. As of June 30, 2015, none of the stock option grants were earned.

There are currently 57,808 options to purchase common stock at an average exercise price of $18.462 per share outstanding as of June 30, 2015 under the 2011 Stock Incentive Plan. The Company recorded $53,222 and $66,715 of compensation expense, net of related tax effects, relative to stock options for the nine months ended June 30, 2015 and 2014 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.047) and ($.060) per share, respectively. At June 30, 2015, there is approximately $197,452 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.42 years.

Stock option activity for the nine months ended June 30, 2015 and the years ended September 30, 2014 and 2013 was as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2012	39,467	$19.682	$776,800
Granted	45,533	18.360	836,000
Exercised	-	-	-
Forfeitures	(100)	(36.000)	(3,600)
Outstanding as of September 30, 2013	84,900	18.954	1,609,200
Granted	2,633	15.000	39,500
Exercised	-	-	-
Forfeitures	(200)	(32.500)	(6,500)
Outstanding as of September 30, 2014	87,333	18.804	1,642,200
Granted	11,335	15.000	170,025
Exercised	-	-	-
Forfeitures	(40,860)	(18.232)	(744,978)
Outstanding as of June 30, 2015	57,808	$18.462	$1,067,247

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2015:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
13.500	3,334	2.50	$13.50	3,334	$13.50
15.000	21,204	4.07	15.00	6,190	15.00
19.500	19,002	4.75	19.50	19,002	19.50
22.500	13,334	4.64	22.50	13,334	22.50
36.000	934	0.06	36.00	934	36.00
	57,808	4.42	$18.46	42,794	$20.41

There were exercisable options of 42,794 as of June 30, 2015 with an aggregate intrinsic value of $0.

16.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

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

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000.  Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on September 30, 2015.  They also provide for a second lien on our assets if not repaid by September 30, 2015 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. Mr. Erickson and/or entities with which he is affiliated also have advanced approximately $638,500 and have unreimbursed expenses and compensation of approximately $289,800.  As a result, the Company currently owes Mr. Erickson, or entities with which he is affiliated, approximately $1,528,300 as of June 30, 2015.

17.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of our business.  The Company is currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to our business.

Properties and Operating Leases

The Company is obligated under various non-cancelable operating leases for its various facilities and certain equipment.

Corporate Offices

The Company’s executive office is located at 500 Union Street, Suite 420, Seattle, Washington, USA, 98101. The Company leases 2,244 square feet and its net monthly payment is $2,535. The Company leases this office on a month to month basis.

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

The aggregate future minimum lease payments under operating leases as of June 30, 2015 were $40,583.

18.	SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available. Subsequent to June 30, 2015, there were the following material transactions that require disclosure:

On July 1, 2015, the Company received commitments from debtors to convert $903,000 into common stock of the Company as part of the Company’s proposed listing on The NASDAQ Capital Market. These conversions are expected to increase stockholder’s equity by $903,000.

On July 15, 2015, the Company entered into amendments to two demand promissory notes, totaling $600,000, and an note payable for $200,000 related to the Umpqua Bank Business Loan Agreement with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. The amendments extend the due date from June 30, 2015 to September 30, 2015 and continue to provide for interest of 3% per annum and a second lien on company assets if not repaid by September 30, 2015 or converted into convertible debentures or equity on terms acceptable to the Holder.

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

ChromaID was invented by scientists from the University of Washington under contract with Visualant.  We have pursued an aggressive intellectual property strategy and have been granted eight patents.  We also have 22 patents pending.  We possess all right, title and interest to the issued patents.  Ten of the pending patents are licensed exclusively to us in perpetuity by our strategic partner, Intellectual Ventures through its subsidiary IDMC.

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

The cornerstone of a company with a foundational platform technology is its intellectual property.  ChromaID was invented by scientists from the University of Washington under contract with Visualant.  We have pursued an aggressive intellectual property strategy and have been granted eight patents.  We currently have 22 patents pending.  We possess all right, title and interest to the issued patents.  Ten of the pending patents are licensed exclusively to us in perpetuity by its strategic partner, IDMC.

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

Our second product, the ChromaID Liquid Lab Kit, scans and identifies liquids.  This product is currently in prototype form.  Similar to our first product, it will be marketed to customers who are considering licensing the technology. Rather than use an LED emitter to reflect light off of a surface that is captured by a photodiode to generate a ChromaID signature the liquid analysis product shines light through the liquid (transmissive) with the LEDs positioned on one side of the liquid sample and the photo detectors on the opposite side. This device is in a functional state in our laboratory and we anticipate having a Liquid ChromaID Lab Kit available for customers by the Company during the fall of 2015. Target markets include, but are not limited to, water companies, petrochemical companies, pharmaceutical companies, and numerous consumer applications.

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

Research and Development

Our research and development efforts are primarily focused improving the core foundational ChromaID technology and developing new and unique applications for the technology.   As part of this effort, we typically conduct testing to ensure that ChromaID application methods are compatible with the customer’s requirements, and that they can be implemented in a cost effective manner. We are also actively involved in identifying new application methods.  Our team has considerable experience working with the application of light-based technologies and their application to various industries. We believe that its continued development of new and enhanced technologies relating to our core business is essential to our future success. We spent $285,627 during the nine months ended September 30, 2015, $1,169,281 for the year ended September 30, 2013 and $670,742 for the year ended September 30, 2014 on research and development activities.  Our research and development efforts are supported internally, through its relationship with IDMC and through contractors led by Dr. Tom Furness and his team at RATLab LLC.

Our Patents

We believe that our eight patents, 22 patent applications, and two registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets for us. Our patents will expire at various times between 2027 and 2033. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

On November 21, 2014, we were issued US Patent No. 8,888,207 B2 entitled “Systems, Methods, and Articles Related to Machine-Readable Indicia and Symbols” by the United States Office of Patents and Trademarks. The patent expires February 7, 2033.

On March 23, 2015, we were issued US Patent No. 8,988,666 B2 entitled “Method, Apparatus, and Article to Facilitate Evaluation of Objects Using Electromagnetic Energy” by the United States Office of Patents and Trademarks. The patent expires July 31, 2027.

We pursue an aggressive patent strategy to expand our unique intellectual property in the United States and other countries.

Services and License Agreement Invention Development Management Company, L.L.C.

In November 2013, we entered into a Services and License Agreement with IDMC. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors and partners with pioneering companies and invests both expertise and capital in the process of invention. On November 19, 2014, we amended the Services and License Agreement with IDMC. This amendment exclusively licenses 10 filed patents to us

The agreement requires IDMC to identify and engage inventors to develop new applications of our ChromaID™ technology, present the developments to us for approval, and file at least 10 patent applications to protect the developments. IDMC is responsible for the development and patent costs. We provided the Chroma ID Lab Kits to IDMC at no cost and are providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property we delayed the selling of the ChromaID Lab Kits for 140 days except for certain select accounts. We have continued our business development efforts during this period and have worked with IDMC and their global business development resources to secure potential customers and licensees for the ChromaID technology. We shipped 20 ChromaID Lab Kits to inventors in the IDMC network during December 2013 and January 2014. As part of our agreement with IDMC, we curtailed our ChromaID marketing efforts through the fourth calendar quarter of 2014 while IDMC worked to expand our intellectual property portfolio. Thereafter, we began to actively market the ChromaID Lab Kits to interested and qualified customers.

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

In connection with the original license agreement, we issued a warrant to purchase 97,169 shares of common stock to IDMC as consideration for the exclusive intellectual property license and application development services. The warrant has an exercise price of $30.00 per share and expires November 10, 2018. The per share price is subject to adjustment based on any issuances below $30.00 per share except as described in the warrant.

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

Agreements with Sumitomo Precision Products Co., Ltd.

In May 2012, we entered into a Joint Research and Product Development Agreement with Sumitomo Precision Products Co., Ltd., a publicly-traded Japanese corporation, for the commercialization of our ChromaID technology.   In March 2013, we entered into an amendment to this agreement, which extended the Joint Development Agreement from March 31, 2013 to December 31, 2013.  The extension provided for continuing work between Sumitomo and Visualant focused upon advancing the ChromaID technology and market research aimed at identifying the most significant markets for the ChromaID technology. This collaborative work supported the development of the ChromaID Lab Kit. This agreement expired December 31, 2013. The current version of the technology was introduced to the marketplace as a part of our ChromaID Lab Kit during the fourth quarter of 2013.  Sumitomo invested $2,250,000 in exchange for 115,385 shares of restricted shares of common stock priced at $19.50 per share that was funded on June 21, 2012.

We also entered into a License Agreement with Sumitomo in May 2012, under which Sumitomo paid the Company an initial payment of $1 million.  The License Agreement granted Sumitomo an exclusive license for the then extant ChromaID technology.  The territories covered by this license include Japan, China, Taiwan, Korea and the entirety of Southeast Asia (Burma, Indonesia, Thailand, Cambodia, Laos, Vietnam, Singapore and the Philippines). The Sumitomo License fee was recorded as revenue over the life the Joint Research and Product Development Agreement and was fully recorded as of May 31, 2013. On May 21, 2015, we entered into an amendment to the License Agreement, which, effective as of June 18, 2014, eliminates the Sumitomo exclusivity and provides that if we sell products in certain territories – Japan, China, Taiwan, Korea and the entirety of Southeast Asia (Burma, Indonesia, Thailand, Cambodia, Laos, Vietnam, Singapore and the Philippines) – the Company will pay Sumitomo a royalty rate of 2% of net sales (excluding non-recurring engineering revenues) over the remaining term of the five-year License Agreement (through May 2017).

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

(dollars in thousands)

	Three Months Ended June 30,
	2015	2014	$ Variance	% Variance

Revenue	$1,547	$2,021	$(474)	-23.5%
Cost of sales	1,291	1,710	(419)	24.5%
Gross profit	256	311	(55)	-17.7%
Research and development expenses	89	166	(77)	46.4%
Selling, general and administrative expenses	821	780	41	-5.3%
Operating loss	(654)	(635)	(19)	-3.0%
Other income (expense):
Interest expense	(17)	(27)	10	37.0%
Other income	5	8	(3)	-37.5%
Gain on change - derivative liability warrants	1,428	1,997	(569)	28.5%
Total other income (expense)	1,416	1,978	(562)	28.4%
Income before income taxes	762	1,343	(581)	43.3%
Income taxes - current (benefit) provision	(5)	3	(8)	-266.7%
Net income	767	1,340	(573)	42.8%
Non-controlling interest	-	3	(3)	100.0%
Net income attributable to Visualant, Inc. common shareholders	$767	$1,337	$(570)	42.6%

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Sales

Net revenue for the three months ended June 30, 2015 decreased $474,000 to $1,547,000 as compared to $2,021,000 for the three months ended June 30, 2014. The decrease was due to lower sales at TransTech of $1,544,000 resulting from a reduction in sales from the products of one large vendor.

Cost of Sales

Cost of sales for the three months ended June 30, 2015 decreased $419,000 to $1,291,000 as compared to $1,710,000 for the three months ended June 30, 2015. The decrease was due to lower sales, offset by higher gross margins at TransTech,

Gross profit was $256,000 for the three months ended June 30, 2015 as compared to $311,000 for the three months ended June 30, 2014. Gross profit was 16.5% for the three ended June 30, 2015 as compared to 15.4% for the three months ended June 30, 2014. The gross profit increase related to increased sales of higher margin radio frequency identification products.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2015 decreased $77,000 to $89,000 as compared to $166,000 for the three months ended June 30, 2014. The decrease was due to reduced expenditures for suppliers related to the commercialization of our ChromaID technology and the effect of the Services and License Agreement with IDMC, which reduced cash expenditures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2015 increased $41,000 to $821,000 as compared to $780,000 for the three months ended June 30, 2014. The increase primarily was due to increased legal expenses of $118,000, offset by a reduction in business development expenses of ($71,000) and in other general expenses ($6,000). As part of the selling, general and administrative expenses for the three months ended June 30, 2015, we incurred investor relation expenses of $13,000 and business development expenses of $22,000. We incurred legal expenses for patents and the proposed listing on the The NASDAQ Capital Market.

Other Income/Expense

Other income for the three months ended June 30, 2015 was $1,416,000 as compared to other income of $1,978,000 for the three months ended June 30, 2014. The other income for the three months ended June 30, 2015 included other income of $5,000 and gain on change - derivative liability of $1,428,000, offset by interest expense of $17,000. The gain on change derivative liability warrants related to derivative instruments included in the June 2013 private placement, the November 2013 IDMC Services and License Agreement, our convertible notes payable and the issuance of Series A Convertible Preferred Stock.

The income and expenses for the three months ended June 30, 2014 included $27,000 for interest expense, offset by gain on change – derivative liability warrants of $1,997,000 and other income of $8,000. The gain on change- derivative liability warrants is the non-cash change in the fair value and relates to derivative instruments included in the June 2013 Private Placement and the November 2013 IDMC Services and License Agreement.

Net Income

Net income for the three months ended June 30, 2015 was $767,000 as compared to net income of $1,340,000 for the three months ended June 30, 2014 primarily due to gain on change - derivative liability of $1,428,000. Net income for the three months ended June 30, 2015, included non-cash income of $1,336,000, including (i) gain on change- derivative liability warrants of $1,408,000, (ii) other of $17,000, offset by (iii) depreciation and amortization of $89,000; and (iv) stock based compensation of $13,000. TransTech’s net loss from operations was $62,000 for the three months ended June 30, 2015 as compared to a net loss of $33,000 for the three months ended June 30, 2014.

The net loss for the three months ended June 30, 2014 included non-cash income of $1,607,000, including (i) depreciation and amortization of $93,000; and (ii) stock based compensation share and warrant issuances of $298,000; offset by (iii) gain on change- derivative liability warrants of ($1,997,000); and (iv) other income of $1,000.

We expect losses to continue as we commercialize our ChromaID technology.

	Nine Months Ended June 30,
	2015	2014	$ Variance	% Variance

Revenue	$4,825	$5,923	$(1,098)	-18.5%
Cost of sales	4,041	4,965	(924)	18.6%
Gross profit	784	958	(174)	-18.2%
Research and development expenses	286	571	(285)	49.9%
Selling, general and administrative expenses	2,349	2,377	(28)	1.2%
Operating loss	(1,851)	(1,990)	139	7.0%
Other income (expense):
Interest expense	(138)	(68)	(70)	-102.9%
Other income	24	22	2	9.1%
Gain on change - derivative liability warrants	1,809	818	991	-121.1%
Total other income (expense)	1,695	772	923	-119.6%
Loss before income taxes	(156)	(1,218)	1,062	87.2%
Income taxes - current (benefit) provision	(8)	(3)	(5)	100.0%
Net loss	(148)	(1,215)	1,067	87.8%
Non-controlling interest	-	24	(24)	100.0%
Net loss attributable to Visualant, Inc. common shareholders	$(148)	$(1,239)	$1,091	88.1%

NINE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2014

Sales

Net revenue for the nine months ended June 30, 2015 decreased $1,098,000 to $4,825,000 as compared to $5,923,000 for the nine months ended June 30, 2014. The decrease was due to lower sales at TransTech of $4,823,000 resulting from a reduction in sales from the products of one large vendor.

Cost of Sales

Cost of sales for the nine months ended June 30, 2015 decreased $924,000 to $4,041,000 as compared to $4,965,000 for the nine months ended June 30, 2014. The decrease was due to lower sales, offset by higher gross margins at TransTech,

Gross profit was $784,000 for the nine months ended June 30, 2015 as compared to $958,000 for the nine months ended June 30, 2014. Gross profit was 16.3% for the three ended June 30, 2015 as compared to 16.2% for the nine months ended June 30, 2014.

Research and Development Expenses

Research and development expenses for the nine months ended June 30, 2015 decreased $285,000 to $286,000 as compared to $571,000 for the nine months ended June 30, 2014. The decrease was due to reduced expenditures for suppliers related to the commercialization of our ChromaID technology and the effect of the Services and License Agreement with IDMC, which reduced cash expenditures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2015 decreased $28,000 to $2,349,000 as compared to $2,377,000 for the nine months ended June 30, 2014. The decrease primarily was due to lower stock based compensation expenses ($121,000) and a decrease in other general expenses ($46,000), offset by increased legal expenses of ($47,000). As part of the selling, general and administrative expenses for the nine months ended June 30, 2015, we incurred investor relation expenses of $32,000 and business development expenses of $105,000.

Other Income (Expense)

Other income for the nine months ended June 30, 2015 was $1,695,000 as compared to other income of $772,000 for the nine months ended June 30, 2014. The other income for the nine months ended June 30, 2015 included other income of $24,000 and gain on change - derivative liability of $1,809,000, offset by interest expense of $138,000. The gain on change derivative liability warrants related to derivative instruments included in the June 2013 private placement, the November 2013 IDMC Services and License Agreement, our convertible notes payable and the issuance of Series A Convertible Preferred Stock.

Other income for the nine months ended June 30, 2014 included gain on change – derivative liability warrants of $818,000, offset by $68,000 for interest expense. The gain on change- derivative liability warrants relates to derivative instruments included in the June 2013 Private Placement and the November 2013 IDMC Services and License Agreement.

Net Loss

Net loss for the nine months ended June 30, 2015 was $148,000 as compared to a net loss of $1,215,000 for the nine months ended June 30, 2014 primarily due to reduced research and development and selling general and administrative expenses and the gain on change - derivative liability of $1,809,000, offset by lower gross profit. The net loss for the nine months ended June 30, 2015, included non-cash income of $1,327,000, including (i) gain on change- derivative liability warrants of $1,809,000, (ii) other of $8,000, offset by (iii) depreciation and amortization of $299,000; (iv) stock based compensation of $53,000; and (v) share and warrant issuances of $138,000. TransTech’s net loss from operations was $98,000 for the nine months ended June 30, 2015 as compared to a net loss of $8,000 for the nine months ended June 30, 2014.

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

We had cash of $48,000 and net working capital deficit of approximately $3,787,000 (excluding the derivative liability- warrants of $788,000) as of June 30, 2015.  We expect losses to continue as we commercialize our ChromaID™ technology. Our cash used in operations for the nine months ended June 30, 2015 and year ended September 30, 2014 was ($150,000) and $(1,379,000), respectively.

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

As part of the private placement which closed June 14, 2013, we issued to the investors Series A Warrants for the purchase of 348,685 shares of common stock at $22.50 per share and Series B Warrants for the purchase of 348,685 shares of common stock at $30.00 per share.  In addition, we issued a warrant to IDMC for the purchase of 97,169 shares of common stock at $30.00 per share. The Company also issued (i) a Series C Warrant to purchase 23,334 shares of common stock at an exercise price of $30.00 per share, which is callable at $60.00 per share; and (ii) ) a Series D Warrant to purchase 23,334 shares of common stock at an exercise price of $45.00 per share, which is callable at $90.00 per share.

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

We finance our TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On June 12, 2015, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($85,211 as of June 30, 2015) on a daily basis. The remaining balance on the accounts receivable line $348,840 as of June 30, 2015 must be repaid by the time the secured credit facility expires on December 12, 2015, or we renew by automatic extension for the next successive six-month term.

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2015 was $150,000. This amount was primarily related to a net loss of $148,000, non-cash other expense of $1,326,000, offset by a decrease in accounts receivable of $131,000, a decrease in inventory of $144,000, an increase accounts payable and accrued expenses of $1,040,000.

Investing Activities

Net cash provided by investing activities for the nine months ended June 30, 2015 was $21,000. This amount was primarily related to the investment of proceeds from the sale of equipment of $21,000.

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2015 was $106,000. This amount was primarily related to proceeds from the sale of preferred stock of $350,000 and proceeds from convertible note of $64,000, offset by repayment of line of credit of $140,000 and repayment of convertible note of $167,000.

Our contractual cash obligations as of June 30, 2015 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$40,583	$40,583	$0	$0	$0
Convertible notes payable	64,000	64,000	-	-	-
Notes payable	1,149,112	1,149,112	-	-	-
Capital expenditures	150,000	50,000	50,000	50,000	-
	$1,403,695	$1,303,695	$50,000	$50,000	$0

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

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

We commenced our formal commercial launch in the fourth fiscal quarter of 2014 and anticipate growth in our business operations. Since our inception in 1998, we have increased our number of employees to 17 as of June 30, 2015 and we expect to increase our number of employees further as our business grows. This future growth could create strain on our organizational, administrative and operational infrastructure, including quality control, customer service and sales and marketing. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and management controls, as well as our reporting systems and procedures. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure and staff and implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our operations. Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

Risks Relating to our Business and Financial Condition

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have experienced net losses since inception. As of June 30, 2015, we had an accumulated deficit of $21.7 million and net losses in the amount of $148,000, $3,157,000 and $846,000 for the nine months ended June 30, 2015 and the fiscal years 2013 and 2014, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital.  Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer.  Our ChromaID business has produced limited revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

We have obligations to repay approximately $1,792,300 in various loans in the near future, and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

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

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000.  Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on September 30, 2015.  They also provide for a second lien on our assets if not repaid by September 30, 2015 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. Mr. Erickson and/or entities with which he is affiliated also have advanced approximately $638,500 and have unreimbursed expenses and compensation of approximately $289,800.  As a result, we currently owes Mr. Erickson, or entities with which he is affiliated, approximately $1,528,300 as of June 30, 2015.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. During the review of our financial statements for the three months ended December 31, 2014, our management identified material weaknesses in our internal control over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

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

We have limited insurance which may not cover claims by third parties against us or our officers and directors

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

If our securities are approved for listing on The NASDAQ Capital Market, we will appoint an additional independent director to serve as Audit Committee Chairman.  This director will be an “audit committee financial expert” as defined by the SEC.

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

The exercise prices of the IDMC warrant and Series A, B, C and D warrants will likely require adjustment.

In connection with the  Special Situations transaction, in June 2013 we issued Series A Warrants to purchase a total of 348,685 shares of common stock at an exercise price of $22.50 per share, and Series B Warrants to purchase a total of 348,685 shares of common stock at an exercise price of $30.00 per share, the IDMC warrant to purchase 97,169 shares of common stock at an exercise price of $30.00 per share, Series C Warrants to purchase 23,334 shares of common stock at an exercise price of $30.00 per share and Series D Warrants to purchase 23,334 shares of common stock at an exercise price of $45.00 per share (collectively, the “Special Situations Warrants”).  The Special Situations Warrants contain an adjustment provision that would require an adjustment in the exercise price of the Special Situations Warrants if we issue common stock, warrants or equity below the price that is reflected in the Special Situations Warrants.  If, as expected, the per share price in our offering is below these exercise prices, or if we issue any additional shares of common stock, warrants or other equity securities at a price below the exercise prices of the Special Situations Warrants, it would result in a reduction in the exercise price of the Special Situations Warrants to the public offering price of the securities in this offering.   A downward adjustment in the exercise price of the Special Situations Warrants could also affect the market price of the common stock.

Risks Relating to Our Stock

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of July 17, 2015, there were 1,132,019 shares of our common stock issued and outstanding, outstanding stock options grants for the purchase of 57,808 shares of common stock at an $18.46 average exercise price and outstanding warrants for the purchase of 899,750 shares of common stock at a $26.86 average exercise price.  We may be obligated to issue up to 34,871 additional placement agent warrants at $22.50 per share related to the funding which closed June 14, 2013 which have the potential to add additional shares to the total number of shares of common stock issued and outstanding.

In addition, there are 11,667 shares of common stock reserved for issuance upon conversion of Series A Convertible Preferred stock and an unknown number of shares related to the conversion of $64,000 in a Convertible Promissory Note due to KBM Worldwide, Inc. The Convertible Promissory Note due to KBM is convertible on July 26, 2015.

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

Pursuant to our certificate of incorporation, we currently have authorized 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. To the extent that common shares are available for issuance, subject to compliance with applicable stock exchange listing rules, our board of directors has the ability to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of any additional securities could, among other things, result in substantial dilution of the percentage ownership of our stockholders at the time of issuance, result in substantial dilution of our earnings per share and adversely affect the prevailing market price for our common stock.

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

Risks Associated with Our Reverse Stock Split

On May 6, 2015, our stockholders approved a reverse split of our common stock, in a ratio to be determined by our Board of Directors, of not less than 1-for-50 nor more than 1-for-150. On June 9, 2015, our Board of Directors determined that the ratio of the reverse split would be 1-for-150.  However, the reverse stock split may not result in a proportionate increase in the price of our common stock, in which case we may not be able to list our common stock and the warrants sold in our proposed offering for listing on The NASDAQ Capital Market, in which case the offering will not be completed.

We expect that the reverse stock split of our outstanding common stock will increase the market price of our common stock so that we will be able to meet the minimum bid price requirement of the listing rules of The NASDAQ Capital Market. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is possible that the market price of our common stock following the reverse stock split will not increase sufficiently for us to be in compliance with the minimum bid price requirement. If we are unable meet the minimum bid price requirement, we may be unable to list our shares on The NASDAQ Capital Market, in which case the proposed offering will not be completed.

Even if the reverse stock split achieves the requisite increase in the market price of our common stock, we cannot assure you that we will be able to continue to comply with the minimum bid price requirement of The NASDAQ Capital Market.

Even if the reverse stock split achieves the requisite increase in the market price of our common stock to be in compliance with the minimum bid price of The NASDAQ Capital Market, there can be no assurance that the market price of our common stock following the reverse stock split will remain at the level required for continuing compliance with that requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the effectuation of the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to meet or maintain The NASDAQ Capital Market’s minimum bid price requirement.

Even if the reverse stock split increases the market price of our common stock, there can be no assurance that we will be able to comply with other continued listing standards of The NASDAQ Capital Market.

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

The reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following the reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2015, we did not have any issuances of unregistered sales of equity securities.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)             Exhibits

3.1	Certificate of Amendment to the Restatement of the Articles of Incorporation dated June 11, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 17, 2015).

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

10.5
Amendment 2 to Demand Promissory Note dated March 31, 2015 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 3, 2015).

10.6
Amendment 3 to Demand Promissory Note dated March 31, 2015 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 3, 2015).

10.7
Amendment 4 to Demand Promissory Note dated March 31, 2015 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 3, 2015).

10.8
Amendment to License Agreement received May 21, 2015, effective June 18, 2014 by and betweenVisualant, Incorporated and Sumitomo Precision Products Co., Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 27, 2015.

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

VISUALANT, INCORPORATED

(Registrant)

Date: July 17, 2015	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: July 17, 2015	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)