Form 10-K
period 2015-09-30
VISUALANT INC
filed 2015-11-04
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

As of March 31, 2015 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $8,339,737.

As of November 4, 2015, the Company had 1,156,831 shares of common stock outstanding.

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

Forward-looking statements in this report reflect the good faith judgment of our management and these statements are based on facts and factors as we currently understand them. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below in “Risk Factors” and in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

ITEM 1.    DESCRIPTION OF BUSINESS

BACKGROUND AND CAPITAL STRUCTURE

Visualant, Incorporated (the “Company,” “Visualant, Inc.” or “Visualant”) was incorporated under the laws of the State of Nevada in 1998.  We have authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

As of November 3, 2015, there were 1,156,831 shares of our common stock issued and outstanding, outstanding stock options grants for the purchase of 57,407 shares of common stock at an $18.43 average exercise price and outstanding warrants for the purchase of 899,750 shares of common stock at a $3.19 average exercise price.  We also may be obligated to issue up to 34,871 additional placement agent warrants at $2.50 per share related to the funding which closed June 14, 2013, all of which have the potential to add additional shares to the total number of shares of common stock issued and outstanding.

In addition, there are 11,667 shares of common stock reserved for issuance upon conversion of Series A Convertible Preferred stock and an unknown number of shares related to the conversion of notes payable.

On May 6, 2015, our stockholders approved a reverse stock split of our common stock, in a ratio to be determined by our board of directors, of not less than 1-for-50 nor more than 1-for-150. On June 9, 2015, our Board of Directors determined that the ratio of the reverse split would be 1-for-150, and the reverse split became effective on June 17, 2015.  All warrant, option, share and per share information in this prospectus gives retroactive effect to the 1-for-150 reverse split with all numbers rounded up to the nearest whole share.

BUSINESS

We are focused primarily on the development of a proprietary technology which is capable of uniquely identifying and authenticating almost any substance using light to create, record and detect the unique digital “signature” of the substance.  We call this our “ChromaID™” technology.

Our ChromaID™ Technology

We have developed a proprietary technology to uniquely identify and authenticate almost any substance. This patented technology utilizes light at the photon (elementary particle of light) level through a series of emitters and detectors to generate a unique signature or “fingerprint” from a scan of almost any solid, liquid or gaseous material.  This signature of reflected or transmitted light is digitized, creating a unique ChromaID signature.  Each ChromaID signature is comprised of from hundreds to thousands of specific data points.

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

ChromaID was invented by scientists from the University of Washington under contract with Visualant.  We have pursued an aggressive intellectual property strategy and have been granted nine patents.  We also have 21 patents pending.  We possess all right, title and interest to the issued patents.  Ten of the pending patents are licensed exclusively to us in perpetuity by our strategic partner, Intellectual Ventures through its subsidiary IDMC.

In 2010, we acquired TransTech Systems, Inc. (“TransTech”) as an adjunct to our business.  TransTech is a distributor of products for employee and personnel identification.  TransTech currently provides substantially all of our revenues.  We intend, however, to further develop and market our ChromaID technology.

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

The cornerstone of a company with a foundational platform technology is its intellectual property.  ChromaID was invented by scientists from the University of Washington under contract with Visualant.  We have pursued an aggressive intellectual property strategy and have been granted nine patents.  We currently have 21 patents pending.  We possess all right, title and interest to the issued patents.  Ten of the pending patents are licensed exclusively to us in perpetuity by our strategic partner, the IDMC subsidiary of Intellectual Ventures.

At the Photonics West trade show held in San Francisco in February 2013, we were honored to receive a PRISM award from the Society of Photo-Optical Instrumentation Engineers International, better known as SPIE. The PRISM awards recognizes photonic products that break with conventional ideas, solve problems, and improve life through the application of light-based technologies.

IDMC Relationship

In November 2013, we entered into a strategic relationship with Invention Development Management Company, a subsidiary of Intellectual Ventures, a private intellectual property fund with over $5 billion under management.  Intellectual Ventures owns over 40,000 IP assets and has broad global relationships for the invention of technology, the filing of patents and the licensing of intellectual property.  IDMC has worked to expand the reach and the potential application of the ChromaID technology and has filed ten patents base on the ChromaID technology, which it has licensed to us.  In connection with IDMC’s work to expand our intellectual property portfolio, we agreed to curtail outbound marketing activities of our technology through the fourth calendar quarter of 2014.

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

Our Commercialization Plans for the ChromaID Technology

We shipped our first ChromaID product, the ChromaID Lab Kits, to our strategic partner IDMC during the last calendar quarter of 2013 and first calendar quarter of 2014, after we completed final assembly and testing. As part of our agreement with IDMC, we curtailed our ChromaID marketing efforts through the fourth calendar quarter of 2014 while IDMC worked to expand our intellectual property portfolio. Thereafter, we began to actively market the ChromaID Lab Kits to interested and qualified customers.  Some ChromaID Lab Kits are provided free of charge to potential customers.  Others are sold for a modest price.  To date, we have achieved limited revenue from the sale of our ChromaID Lab Kits.

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

The ChromaID Lab Kit allows customers to experiment with and evaluate the ChromaID technology and determine if it is appropriate for their specific applications. The primary electronic and optical parts of the ChromaID scanner, called the “scan head,” could be supplied to customers to integrate into their own products.  A set of ChromaID Developer Tools are also available.  These allow customers to develop their own applications and products based on the ChromaID technology.

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

Research and Development

Our research and development efforts are primarily focused improving the core foundational ChromaID technology and developing new and unique applications for the technology.   As part of this effort, we typically conduct testing to ensure that ChromaID application methods are compatible with the customer’s requirements, and that they can be implemented in a cost effective manner. We are also actively involved in identifying new application methods.  Our team has considerable experience working with the application of light-based technologies and their application to various industries. We believe that its continued development of new and enhanced technologies relating to our core business is essential to our future success. We spent $362,661 and $670,742 for the years ended September 30, 2015 and 2014, respectively, on development activities.  Our research and development efforts are supported internally, through its relationship with IDMC and through contractors led by Dr. Tom Furness and his team at RATLab LLC.

Our Patents

We believe that our nine patents, 21 patent applications, and two registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets for us. Our patents will expire at various times between 2027 and 2033. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

On May 26, 2015, we were patent US Patent No. 9,041,920 B2 entitled “Device for Evaluation of Fluids using Electromagnetic Energy” by the United States Office of Patents and Trademarks. The patent expires March 12, 2033.

We pursue an aggressive patent strategy to expand our unique intellectual property in the United States and other countries.

Services and License Agreement Invention Development Management Company, L.L.C.

In November 2013, we entered into a Services and License Agreement with Invention Development Management Company. IDMC is a subsidiary of Intellectual Ventures, which collaborates with inventors and partners with pioneering companies and invests both expertise and capital in the process of invention. On November 19, 2014, we amended the Services and License Agreement with IDMC. This amendment exclusively licenses 10 filed patents to us

The agreement requires IDMC to identify and engage inventors to develop new applications of our ChromaID™ technology, present the developments to us for approval, and file at least 10 patent applications to protect the developments. IDMC is responsible for the development and patent costs. We provided the Chroma ID Lab Kits to IDMC at no cost and are providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property we delayed the selling of the ChromaID Lab Kits for 140 days except for certain select accounts. We have continued our business development efforts during this period and have worked with IDMC and their global business development resources to secure potential customers and licensees for the ChromaID technology. We shipped 20 ChromaID Lab Kits to inventors in the IDMC network during December 2013 and January 2014. As part of our agreement with IDMC, we curtailed our ChromaID marketing efforts through the fourth calendar quarter of 2014 while IDMC worked to expand our intellectual property portfolio. Thereafter, we began to actively market the ChromaID Lab Kits to interested and qualified customers.

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

In connection with the original license agreement, we issued a warrant to purchase 97,169 shares of common stock to IDMC as consideration for the exclusive intellectual property license and application development services. The warrant has a current exercise price of $2.50 per share and expires November 10, 2018. The per share price is subject to adjustment based on any issuances below $2.50 per share except as described in the warrant.

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

We also entered into a License Agreement with Sumitomo in May 2012, under which Sumitomo paid the Company an initial payment of $1 million.  The License Agreement granted Sumitomo an exclusive license for the then extant ChromaID technology.  The territories covered by this license include Japan, China, Taiwan, Korea and the entirety of Southeast Asia (Burma, Indonesia, Thailand, Cambodia, Laos, Vietnam, Singapore and the Philippines). The Sumitomo License fee was recorded as revenue over the life the Joint Research and Product Development Agreement and was fully recorded as of May 31, 2013. On May 21, 2015, we entered into an amendment to the License Agreement, which, effective as of June 18, 2014, eliminated the Sumitomo exclusivity and provides that if we sell products in certain territories – Japan, China, Taiwan, Korea and the entirety of Southeast Asia (Burma, Indonesia, Thailand, Cambodia, Laos, Vietnam, Singapore and the Philippines) – the Company will pay Sumitomo a royalty rate of 2% of net sales (excluding non-recurring engineering revenues) over the remaining term of the five-year License Agreement (through May 2017).

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

Our business model is focused on the use of structured light - a disruptive conceptual breakthrough in photonics. Light-emitting diodes (LEDs) shine a single wavelength of pulsed light in increasing steps of intensity onto a subject. Photodiodes capture the light that is returned via reflection or re emission of that light. The photodiode produces an analog signal that is then converted into a 24 bit digital data point for each pulse of light. A typical scan is comprised of hundreds of pulses of light across a number of specific frequency LED’s creating a unique ChromaID signature for the subject being scanned.  In a typical application a “reference” or “master” ChromaID signature is captured and stored in a database for that specific subject.  When an unknown substance is scanned to produce its own ChromaID signature, (the “discovery scan”), the unknown substance’s ChromaID signature is compared to that of the known (or “reference”) ChromaID signature. Algorithms are used to compare the two sets of data and determine if the “discovery” signature is the same as the “reference” ChromaID signature. This accuracy threshold can be adjusted from 51 % to 99.995 % accuracy based on the requirements for each specific application of the ChromaID technology.  Historically, a number of the applications for ChromaID technology were performed by spectrophotometers.  The sales of spectrophotometers by companies such as Ocean Optics, Perkin Elmer, Fisher Thermo Scientific and Agilent are multibillion dollar businesses.  Spectrophotometers combine broad-spectrum light; a diffraction grating to split it; and a linear array for graphical presentation in software. They tend to be bulky, fragile, and expensive; scanning and analysis are complex. We believe our ChromaID technology uses lower cost components, provides more accurate data, has a very flexible form factor and the information it provides can be easily understood. The use of structured light by our ChromaID technology provides a platform for the development of a myriad of applications in the categories of identification, authentication and diagnostics.

We believe that the ChromaID technology is analogous to a smartphone, upon which an enormous number of previously unforeseen applications have been developed.  The ChromaID technology may be considered an enabling technology that brings the science of light and photonics to low cost, real world commercialization opportunities across multiple industries. ChromaID is a sensor technology which, with its low cost, small form factor, and ease of connectivity can be an enabling technology for the broad Internet of Things and integrated into many aspects of everyday life providing useful information relating health, life and safety. The technology is foundational and as such, the basis upon which we believe a significant business can be built.

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

EMPLOYEES

As of November 3, 2015, we had fifteen full-time employees. Our senior management is located in the Seattle, Washington office.

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

We commenced our formal commercial launch in the fourth fiscal quarter of 2014 and anticipate growth in our business operations. Since our inception in 1998, we have increased our number of employees to 15 as of September 30, 2015 and we expect to increase our number of employees further as our business grows. This future growth could create strain on our organizational, administrative and operational infrastructure, including quality control, customer service and sales and marketing. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and management controls, as well as our reporting systems and procedures. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure and staff and implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our operations. Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

Risks Relating to our Business and Financial Condition

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have experienced net losses since inception. As of September 30, 2015, we had an accumulated deficit of $24.2 million and net losses in the amount of $2,631,000 and $1,017,000 for the years ended September 30, 2015 and 2014, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital.  Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer.  Our ChromaID business has produced limited revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

We need additional financing to support our technology development and ongoing operations, pay our debts and maintain ownership of our intellectual properties.

We are currently operating at a loss.  We believe that our cash on hand will be sufficient to fund our operations through at least the end of December 2015. We need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.   We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt.  Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

Our services and license agreement with Invention Development Management Company, LLC is important to our business strategy and operations.

In November 2013, we entered into a Services and License Agreement with Invention Development Management Company. IDMC is a subsidiary of Intellectual Ventures, which collaborates with inventors, partners with companies and invests both expertise and capital in the process of invention. This agreement was amended in November 2014 to license ten patents filed by IDMC related to the ChromaID technology to us.

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

Because of our recurring losses and negative cash flows from operations, the audit report of our independent registered public accountants on our consolidated financial statements for the year ended September 30, 2015 contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.  Factors identified in the report include our historical net losses, negative working capital, and the need for additional financing to implement our business plan and service our debt repayments. If we are not able to attain profitability in the near future our financial condition could deteriorate further, which would have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment. Further, we may be unable to pay our debt obligations as they become due, which include obligations to secured creditors.  If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.  Additionally, we are subject to customary operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

We have obligations to repay approximately $2,191,656 in various loans in the near future, and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

We have a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which currently matures on December 31, 2015 and provides for interest at 3.25% per year.  Related to the Umpqua Loan, we entered into a demand promissory note for $200,000 on January 10, 2014 with an entity with which Ronald P. Erickson, our Chief Executive Officer, is affiliated.  This demand promissory note will be effective in case of a default by us under the Umpqua Loan.

We also have two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000.  Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on December 31, 2015.  They also provide for a second lien on our assets if not repaid by December 31, 2015 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. Mr. Erickson and/or entities with which he is affiliated also have advanced $708,500 and have unreimbursed expenses and compensation of approximately $344,221.  We owe Mr. Erickson, or entities with which he is affiliated, $1,652,721 as of September 30, 2015.

We also have a convertible note payable to Vis Vires Group, Inc. totaling $84,000 to fund short-term working capital.  The Vis Vires Note accrues interest at a rate of 8% per annum, becomes due on May 12, 2016 and is convertible into common stock on February 5, 2016. The Vis Vires Note is convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion.

We also have convertible notes payable to investors totaling $255,000 to fund short-term working capital.  These notes accrue interest at a rate of 8% per annum, become due during September and October 2016 and are convertible into common stock as part of our next financing, at a conversion price equal to the price of the common stock sold in that financing.

We require additional financing, to service and/or repay these debt obligations. If we raise additional capital through borrowing or other debt financing, we may incur substantial interest expense. If and when we raise more equity capital in the future, it will result in substantial dilution to our current stockholders.

Our management has concluded that we have material weaknesses in our internal controls over financial reporting and that our disclosure controls and procedures are not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. During the audit of our financial statements for the year ended September 30, 2015, our management identified material weaknesses in our internal control over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

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

Evolis, Fargo, Ultra Electronics - Magicard Division and NiSCA, are major vendors of TransTech whose products account for approximately 73% of TransTech’s revenue. TransTech buys, packages and distributes products from these vendors after issuing purchase orders. Any loss of any of these vendors would have a material adverse effect on our business, financial condition and results of operations.

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

We intend to apply for listing on The NASDAQ Capital Market in connection with our proposed public offering.  If our securities are approved for listing on The NASDAQ Capital Market, we will appoint an additional independent director to serve as Audit Committee Chairman.  This director will be an “audit committee financial expert” as defined by the SEC. However, we cannot assure you that we will be able to fully comply with these laws, rules, and regulations that address corporate governance, internal control reporting, and similar matters in the future. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

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

The exercise prices of the IDMC warrant and Series A, B, C and D warrants may require further adjustment.

In connection with the June 2013 Special Situations financing described below under “Liquidity and Capital Resources”, we issued Series A Warrants to purchase a total of 348,685 shares of common stock with a current exercise price of $2.50 per share, and Series B Warrants to purchase a total of 348,685 shares of common stock with a current exercise price of $2.50 per share, the IDMC warrant to purchase 97,169 shares of common stock with a current exercise price of $2.50 per share, Series C Warrants to purchase 23,334 shares of common stock with a current exercise price of $2.50 per share and Series D Warrants to purchase 23,334 shares of common stock at an exercise price of current exercise price of $2.50 per share (collectively, the “Special Situations Warrants”).  The Special Situations Warrants contain an adjustment provision that would require an adjustment in the exercise price of the Special Situations Warrants if we issue common stock, warrants or equity below the price that is reflected in the Special Situations Warrants (currently $2.50 per share).  If we issue any additional shares of common stock, warrants or other equity securities at a price below the exercise prices of the Special Situations Warrants, it would result in a reduction in the exercise price of the Special Situations Warrants. A downward adjustment in the exercise price of the Special Situations Warrants could also affect the market price of the common stock.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of November 3, 2015, there were 1,155,991 shares of our common stock issued and outstanding, outstanding stock options grants for the purchase of 57,407 shares of common stock at an $18.43 average exercise price and outstanding warrants for the purchase of 899,750 shares of common stock at a $3.19 average exercise price.  We may be obligated to issue up to 34,871 additional placement agent warrants at $2.50 per share related to the funding which closed June 14, 2013 which have the potential to add additional shares to the total number of shares of common stock issued and outstanding.

In addition, there are 11,667 shares of common stock reserved for issuance upon conversion of Series A Convertible Preferred stock and an unknown number of shares related to the conversion of notes payable.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Corporate Offices

Our executive office is located at 500 Union Street, Suite 420, Seattle, Washington, USA, 98101. We lease 2,244 square feet and our net monthly payment is $2,535. We lease this office on a month to month basis.  We believe our facilities are adequate for our foreseeable needs.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Authorized Capital Stock

We have authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares of voting preferred stock, par value $0.001 per share.

Voting Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

On July 21, 2015, we filed with the Nevada Secretary of State an Amended and Restated Certificate of Designations, Preferences and Rights for our Series A Convertible Preferred Stock. Among other things, the Amended and Restated Certificate changed the conversion price and the stated value of the Series A Preferred from $0.10 (pre reverse stock split) to $30.00 (post-reverse stock split), and added a provision adjusting the conversion price upon the occurrence of certain events.

Under the Amended and Restated Certificate, we have 11,667 shares of Series A Preferred authorized, all of which are outstanding. Each holder of outstanding shares of Series A Preferred is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred held by such holder are then convertible as of the applicable record date. We cannot amend, alter or repeal any preferences, rights, or other terms of the Series A Preferred so as to adversely affect the Series A Preferred, without the written consent or affirmative vote of the holders of at least 66% of the then outstanding shares of Series A Preferred, voting as a separate voting group, given by written consent or by vote at a meeting called for such purpose for which notice shall have been duly given to the holders of the Series A Preferred.

During the year ended September 30, 2015, we sold 11,667 Series A Preferred Stock to two investors totaling $350,000.  These shares are expected to be convertible into 11,667 shares of common stock at $30.00 per share, subject to adjustment, for a period of five years.   The Series A Preferred Stock has voting rights and may not be redeemed without the consent of the holder. We also issued (i) a Series C five-year Warrant for 23,334 shares of common stock at an exercise price of $30.00 per share, which is callable at $60.00 per share; and (ii) a Series D five-year Warrant for 23,334 shares of common stock at an exercise price of $45.00 per share, which is callable at $90.00 per share. The Series A Preferred Stock and Series C and D Warrants had registration rights.

On July 20, 2015, the two investors entered into an Amendment to Series A Preferred Stock Terms whereby they agreed to the terms of the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock and waived all registration rights.

On August 14, 2015, the warrant exercise price was adjusted to $2.50 per share due to the issuance of common stock at that price.

Common Stock

We are authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001. As of November 3, 2015, we had 1,156,831 shares of common stock issued and outstanding, held by 33 shareholders of record. The number of shareholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the shareholders for a vote, and no cumulative voting for directors is permitted.  Shareholders do not have any preemptive rights to acquire additional securities issued by us.  As of November 3, 2015, there were options outstanding for the purchase of 57,407 shares of common stock and warrants for the purchase of 899,750 shares of common stock.  In addition, 11,667 shares of our common stock are issuable upon the conversion of Series A Convertible Preferred Stock, up to 34,871 shares of our common stock are issuable upon the exercise of placement agent warrants and an unknown number of shares are issuable upon conversion of $339,000 in convertible promissory notes, all of  which could potentially dilute future earnings per share.

American Stock Transfer and Trust Company is the transfer agent and registrar for our Common Stock.

Stock Incentive Plan

On April 29, 2011, our 2011 Stock Incentive Plan was approved at the Annual Stockholder Meeting. We were authorized to issue options for, and has reserved for issuance, up to 46,667 shares of common stock under the 2011 Stock Incentive Plan. On March 21, 2013, an amendment to the Stock Option Plan was approved by our stockholders, increasing the number of shares reserved for issuance under the Plan to 93,333 shares.

Anti-Takeover Provisions

Nevada Revised Statutes

Acquisition of Controlling Interest Statutes.    Nevada's "acquisition of controlling interest" statutes contain provisions governing the acquisition of a controlling interest in certain Nevada corporations. These "control share" laws provide generally that any person who acquires a "controlling interest" in certain Nevada corporations may be denied certain voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights. These statutes provide that a person acquires a "controlling interest" whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the Nevada Revised Statutes, would enable that person to exercise (1) one-fifth or more, but less than one-third, (2) one-third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors. Once an acquirer crosses one of these thresholds, shares which it acquired in the transaction taking it over the threshold and within the 90 days immediately preceding the date when the acquiring person acquired or offered to acquire a controlling interest become "control shares" to which the voting restrictions described above apply. Our articles of incorporation and bylaws currently contain no provisions relating to these statutes, and unless our articles of incorporation or bylaws in effect on the tenth day after the acquisition of a controlling interest were to provide otherwise, these laws would apply to us if we were to (i) have 200 or more stockholders of record (at least 100 of which have addresses in the State of Nevada appearing on our stock ledger) and (ii) do business in the State of Nevada directly or through an affiliated corporation. As of July 17, 2014 we have less than 200 record stockholders. If these laws were to apply to us, they might discourage companies or persons interested in acquiring a significant interest in or control of the company, regardless of whether such acquisition may be in the interest of our stockholders.

Combinations with Interested Stockholders Statutes.    Nevada's "combinations with interested stockholders" statutes prohibit certain business "combinations" between certain Nevada corporations and any person deemed to be an "interested stockholder" for two years after the such person first becomes an "interested stockholder" unless (i) the corporation's board of directors approves the combination (or the transaction by which such person becomes an "interested stockholder") in advance, or (ii) the combination is approved by the board of directors and sixty percent of the corporation's voting power not beneficially owned by the interested stockholder, its affiliates and associates. Furthermore, in the absence of prior approval certain restrictions may apply even after such two-year period. For purposes of these statutes, an "interested stockholder" is any person who is (x) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (y) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term "combination" is sufficiently broad to cover most significant transactions between the corporation and an "interested stockholder". Subject to certain timing requirements set forth in the statutes, a corporation may elect not to be governed by these statutes. We have not included any such provision in our articles of incorporation.

The effect of these statutes may be to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our Board of Directors.

Articles of Incorporation and Bylaws Provisions

Our articles of incorporation, as amended and restated, and our bylaws, as amended and restated, contain provisions that could have the effect of discouraging potential acquisition proposals or tender offers or delaying or preventing a change in control, including changes a stockholder might consider favorable. In particular, our articles of incorporation and bylaws, among other things:

• permit our Board of Directors to alter our bylaws without stockholder approval;
• provide that vacancies on our Board of Directors may be filled by a majority of directors in office, although less than a quorum;

• authorize the issuance of preferred stock, which can be created and issued by our Board of Directors without prior stockholder approval, with rights senior to our common stock, which may render more difficult or discourage an attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise; and

• establish advance notice procedures with respect to stockholder proposals relating to the nomination of candidates for election as directors and other business to be brought before stockholder meetings, which notice must contain information specified in our bylaws.

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

Such provisions may have the effect of discouraging a third-party from acquiring us, even if doing so would be beneficial to our stockholders. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our Board of Directors and in the policies formulated by them, and to discourage some types of transactions that may involve an actual or threatened change in control of our company. These provisions are designed to reduce our vulnerability to an unsolicited acquisition proposal and to discourage some tactics that may be used in proxy fights. We believe that the benefits of increased protection of our potential ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure our company outweigh the disadvantages of discouraging such proposals because, among other things, negotiation of such proposals could result in an improvement of their terms.

However, these provisions could have the effect of discouraging others from making tender offers for our shares that could result from actual or rumored takeover attempts. These provisions also may have the effect of preventing changes in our management.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock is currently quoted on the OTCQB under the symbol "VSUL". In connection with our proposed public offering, we intend to apply for listing of our common stock and warrants on The NASDAQ Capital Market under the symbols "VSUL" and “VSULW”, respectively.  No assurance can be given that our application will be approved. The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions.

Trades in our common stock may be subject to Rule 15g-9 of the Exchange Act, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

Period Ended	High	Low
Year Ending September 30, 2015
September 30, 2015	$8.00	$2.80
June 30, 2015	$13.50	$6.00
March 31, 2015	$13.50	$7.50
December 31, 2014	$18.00	$7.50

Year Ending September 30, 2014
September 30, 2014	$13.50	$9.00
June 30, 2014	$15.00	$9.00
March 31, 2014	$16.50	$10.50
December 31, 2013	$19.50	$9.00

As of October 30, 2015, the high and low sales price of our common stock was $7.50 per share and $7.50 per share, respectively. As of November 3, 2015, there were 1,1,56,831 shares of common stock outstanding held by approximately 33 stockholders of record. This number does not include approximately 2,300 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company located at 6201 15th Avenue, Brooklyn, New York 11219, and their telephone number is (800) 937-5449.

NASDAQ Capital Market Listing

Our common stock is quoted on the OTCQB Marketplace, operated by OTC Markets Group, under the symbol "VSUL". We have applied for listing of our common stock and warrants on The NASDAQ Capital Market under the symbols "VSUL" and “VSULW”, respectively. No assurance can be given that our application will be approved.

Dividend Policy

We have not previously declared or paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to use all of our available funds to finance the growth and development of our business. We can give no assurances that we will ever have excess funds available to pay dividends. In addition, our articles of incorporation restrict our ability to pay any dividends on our common stock without the approval of 66% of our then outstanding Series A Preferred Stock.

Recent Sales of Unregistered Securities

During the three months ended September 30, 2015, we had the following sales of unregistered sales of equity securities.

On August 3, 10, 13 and 14, 2015, we issued a total of 23,010 shares of common stock to KBM Worldwide, Inc. related to the conversion of $64,000 of debt and interest of $2,560 pursuant to a Securities Purchase Agreement dated January 27, 2015. The shares were issued at an average of $2.785 per share, with a low price of $2.50 per share.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of September 30, 2015 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity compensation
	exercise of outstanding	outstanding options,	plan (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plan
approved by shareholders	57,407	18.425	20,926
Equity compensation plans
not approved by shareholders	-	-	-
Total	57,407	18.425	20,926

ITEM 6.    SELECTED FINANCIAL DATA

Summary Financial Information

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended September 30, 2015 and 2014. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended September 30,
	2015	2014	2013	2012	2011

STATEMENT OF OPERATIONS DATA:
Net revenue	$6,291	$7,983	$8,573	$7,924	$9,136
Cost of goods sold	5,274	6,694	6,717	6,344	7,570
Gross profit	1,017	1,289	1,856	1,580	1,566
Research and development expenses	363	670	1,169	177	134
General and administrative expenses	2,984	3,180	4,581	3,625	3,691
Operating (loss)	(2,330)	(2,561)	(3,894)	(2,222)	(2,259)
Other expense	(271)	1,538	(2,741)	(533)	(146)
Net profit (loss)	(2,601)	(1,023)	$(6,635)	$(2,755)	$(2,405)
Income taxes current benefit	30	(6)	$(30)	$(29)	$(9)
Net profit (loss)	(2,631)	(1,017)	(6,605)	(2,726)	(2,396)
Noncontrolling interest	-	-	$17	$6	$14
Net profit (loss) attributable to Visualant, Inc. and Subsidiaries common shareholders	$(2,631)	$(1,017)	$(6,622)	$(2,732)	$(2,410)
Net (loss) per share	$(2.33)	$(0.92)	$(8.06)	$(6.24)	$(8.42)
Weighted average number of shares	1,131,622	1,108,964	819,563	437,049	284,552

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing at the end of this prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the "Risk Factors" section of this prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

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

ChromaID was invented by scientists from the University of Washington under contract with Visualant.  We have pursued an aggressive intellectual property strategy and have been granted nine patents.  We also have 21 patents pending.  We possess all right, title and interest to the issued patents.  Ten of the pending patents are licensed exclusively to us in perpetuity by our strategic partner, Intellectual Ventures through its subsidiary IDMC.

In 2010, we acquired TransTech as an adjunct to our business.  TransTech is a distributor of products for employee and personnel identification.  TransTech currently provides substantially all of our revenues.  We intend, however, to further develop and market our ChromaID technology.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)

	Years Ended September 30,
	2015	2014	$ Variance	% Variance

Revenue	$6,291	$7,983	$(1,692)	-21.2%
Cost of sales	5,274	6,694	(1,420)	21.2%
Gross profit	1,017	1,289	(272)	-21.1%
Research and development expenses	363	670	(307)	45.8%
Selling, general and administrative expenses	2,984	3,180	(196)	6.2%
Operating loss	(2,330)	(2,561)	231	9.0%
Other income (expense):
Interest expense	(170)	(105)	(65)	-61.9%
Other income	41	38	3	7.9%
Loss on conversion of debt	(34)	-	(34)	-100.0%
(Loss) gain on change- derivative liability warrants	(108)	1,605	(1,713)	-100.0%
Total other (expense) income	(271)	1,538	(1,809)	-117.6%
Loss before income taxes	(2,601)	(1,023)	(1,578)	-154.3%
Income taxes - current (provision) benefit	30	(6)	36	-600.0%
Net loss	(2,631)	(1,017)	(1,614)	-158.7%
Noncontrolling interest	-	-	-	0.0%
Net loss attributable to Visualant, Inc. common shareholders	$(2,631)	$(1,017)	$(1,614)	-158.7%

YEAR ENDED SEPTEMBER 30, 2015 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2014

Sales

Net revenue for the year ended September 30, 2015 decreased $1,692,000 to $6,291,000 as compared to $7,983,000 for the year ended September 30, 2014. The decrease was due to lower sales at TransTech of $1,692,000 resulting from a reduction in sales from the products of one large vendor.

Cost of Sales

Cost of sales for the year ended September 30, 2015 decreased $1,420,000 to $5,274,000 as compared to $6,694,000 for the year ended September 30, 2014. The decrease was due to lower sales.

Gross profit was $1,017,000 for the year ended September 30, 2015 as compared to $1,289,000 for the year ended September 30, 2014. Gross profit was 16.2% for the year ended September 30, 2015 as compared to 16.1% for the year ended September 30, 2014.

Research and Development Expenses

Research and development expenses for the year ended September 30, 2015 decreased $307,000 to $363,000 as compared to $670,000 for the year ended September 30, 2014. The decrease was due to reduced expenditures for suppliers related to the commercialization of our ChromaID technology and the effect of the Services and License Agreement with IDMC, which reduced cash expenditures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2015 decreased $196,000 to $2,984,000 as compared to $3,180,000 for the year ended September 30, 2014.

The decrease primarily was due to lower expenses at TransTech ($127,000), reduced corporate development ($65,000), reduced amortization ($66,000), and a decrease in other general expenses ($72,000), offset by increased stock based compensation expenses ($134,000). As part of the selling, general and administrative expenses for the year ended September 30, 2015, we incurred investor relation expenses of $39,000 and business development expenses of $105,000.

Other Income (Expense)

Other expense for the year ended September 30, 2015 was $271,000 as compared to other income of $1,538,000 for the year ended September 30, 2014. The other expense for the year ended September 30, 2015 included other income of $41,000, offset by loss on change - derivative liability of $108,000, interest expense of $170,000. The loss on change derivative liability warrants related to derivative instruments included in the June 2013 private placement, the November 2013 IDMC Services and License Agreement, our convertible notes payable and the issuance of Series A Convertible Preferred Stock.

The income for the year ended September 30, 2014 included gain on change - derivative liability of $1,605,000 and other income of $38,000, offset by interest expense of $104,000. The gain on change- derivative liability warrants relates to derivative instruments included in the June 2013 Private Placement and the November 2013 IDMC Services and License Agreement.

Net Loss

Net loss for the year ended September 30, 2015 was $2,631,000 as compared to a net loss of $1,017,000 for the year ended September 30, 2015. The increase was primarily due to an increase in loss on change - derivative liability of $1,713,000. The net loss for the year ended September 30, 2015, included non-cash expenses of $706,000, including (i) loss on change- derivative liability warrants of $108,000, (ii) other of $42,000, offset by (iii) depreciation and amortization of $353,000; (iv) stock based compensation of $65,000; and (v) share and warrant issuances of $138,000. TransTech’s net loss from operations was $194,000 for the year ended September 30, 2015 as compared to a net loss of $64,000 for the year ended September 30, 2014.

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

We had cash of $828,000 and net working capital deficit of approximately $4,186,000 (excluding the derivative liability- warrants of $2,705,000) as of September 30, 2015.  We expect losses to continue as we commercialize our ChromaID™ technology. Our cash used in operations for the years ended September 30, 2015 and 2014 was ($240,000) and $(1,379,000), respectively.  We believe that our cash on hand will be sufficient to fund our operations through at least the end of December 2015

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended September 30, 2015 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

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

As of November 3, 2015, we received commitments from debtors to convert $1,000,000 into our common stock as part of our proposed listing on The NASDAQ Capital Market. These conversions are expected to increase stockholder’s equity by $1,000,000.

On April 24, 2015, we filed a registration statement on Form S-1 to register $10 million of Company securities in a public offering. We have applied for listing of the Company’s common stock and the warrants on The NASDAQ Capital Market.  The proposed offering has been delayed, and there can be no assurance that it will be completed.

On June 14, 2013, the Company entered into a Purchase Agreement, Warrants, and Registration Rights Agreement with Special Situations Technology Funds and 40 other accredited investors, pursuant to which the Company issued 348,685 shares of common stock at $15.00 per share for a total of $5,230,000, which amount includes the conversion of $500,000 in outstanding debt of the Company owed to one of its officers.

In connection with the  Special Situations transaction, in June 2013 we issued Series A Warrants to purchase a total of 348,685 shares of common stock with a current exercise price of $2.50 per share, and Series B Warrants to purchase a total of 348,685 shares of common stock with a current exercise price of $2.50 per share, the IDMC warrant to purchase 97,169 shares of common stock with a current exercise price of $2.50 per share, Series C Warrants to purchase 23,334 shares of common stock with a current exercise price of $2.50 per share and Series D Warrants to purchase 23,334 shares of common stock at an exercise price of current exercise price of $2.50 per share (collectively, the “Special Situations Warrants”).  The Special Situations Warrants contain an adjustment provision that would require an adjustment in the exercise price of the Special Situations Warrants if we issue common stock, warrants or equity below the price that is reflected in the Special Situations Warrants.  If we issue any additional shares of common stock, warrants or other equity securities at a price below the exercise prices of the Special Situations Warrants, it would result in a reduction in the exercise price of the Special Situations Warrants.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the sale common stock, issuance of common stock in conjunction with an equity line of credit, and loans by our Chief Executive Officer.

We finance our TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On June 12, 2015, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($24,000 as of September 30, 2015) on a daily basis. The remaining balance on the accounts receivable line of $364,757 as of September 30, 2015 must be repaid by the time the secured credit facility expires on December 12, 2015, or we renew by automatic extension for the next successive six-month term.

Operating Activities

Net cash used in operating activities for the year September 30, 2015 was $240,000. This amount was primarily related to a net loss of $2,631,000, offset by non-cash other expense of $706,000, decrease in accounts receivable of $167,000, a decrease in inventory of $195,000 and an increase accounts payable and accrued expenses of $1,290,000.

Investing Activities

Net cash provided by investing activities for the year ended September 30, 2015 was $21,000. This amount was primarily related to the investment of proceeds from the sale of equipment of $21,000.

Financing Activities

Net cash provided by financing activities for the year ended September 30, 2015 was $230,000. This amount was primarily related to proceeds from the sale of preferred stock of $350,000 and proceeds from convertible note of $173,000, offset by repayment of line of credit of $124,000, repayment of convertible note of $167,000 and repayment of capital leases of $3,000.

Our contractual cash obligations as of September 30, 2015 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$26,330	$26,330	$-	$-	$-
Convertible notes payable	109,000	109,000	-	-	-
Notes payable	1,164,692	1,164,692	-	-	-
Capital expenditures	100,000	20,000	40,000	40,000	-
	$1,400,022	$1,320,022	$40,000	$40,000	$-

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  We record a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $20,000 and $10,000 reserve for impaired inventory as of September 30, 2015 and 2014, respectively.

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

Stock Based Compensation – We have share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options to purchase shares of our common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by us at the grant date, based on the fair value of the award, over the requisite service period. For options issued to employees, we recognize stock compensation costs utilizing the fair value methodology over the related period of benefit.  Grants of stock options and stock to non-employees and other parties are accounted for in accordance with the ASC 505.

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

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended September 30, 2015 that were not filed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Director/ Executive Officer
Directors-
Ronald P. Erickson	71	Chairman of the Board, Chief Executive Officer and President (1)
Jon Pepper	64	Director (2)
Ichiro Takesako	56	Director

Executive Officers-
Mark E. Scott	62	Chief Financial Officer and Secretary
Todd Martin Sames	61	Executive Vice President of Business Development

(1) Chairman of the Nomination and Governance Committee.
(2) Chairman of the Audit and Compensation Committees.

All directors hold office until their successors are duly appointed or until their earlier resignation or removal.

Ronald P. Erickson has been a director and officer of Visualant since April 2003. He was appointed as our CEO and President in November 2009 and as Chairman of the Board in February 2015. Previously, Mr. Erickson was our President and Chief Executive Officer from September 2003 through August 2004, and was Chairman of the Board from August 2004 until May 2011.

A senior executive with more than 30 years of experience in the high technology, telecommunications, micro-computer, and digital media industries, Mr. Erickson was the founder of Visualant. He is formerly Chairman, CEO and Co-Founder of Blue Frog Media, a mobile media and entertainment company; Chairman and CEO of eCharge Corporation, an Internet-based transaction procession company,  Chairman, CEO and Co-founder of GlobalTel Resources, a provider of telecommunications services; Chairman, Interim President and CEO of Egghead Software, Inc. a software reseller where he was an original investor; Chairman and CEO of NBI, Inc.; and Co-founder of MicroRim, Inc. the database software developer. Earlier, Mr. Erickson practiced law in Seattle and worked in public policy in Washington, DC and New York, NY. Additionally, Mr. Erickson has been an angel investor and board member of a number of public and private technology companies.  In addition to his business activities, Mr. Erickson serves on the Board of Trustees of Central Washington University where he received his BA degree. He also holds a MA from the University of Wyoming and a JD from the University of California, Davis. He is licensed to practice law in the State of Washington.

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

In the past few years, Mr. Takesako has held the following executive position in Sumitomo and its affiliates:

June 2008:	appointed as General Manager of Sales and Marketing Department of Micro Technology Division
April 2009:	appointed as General Manager of Overseas Business Department of Micro Technology Division, in charge of M&A activity of certain business segment and assets of Aviza Technology, Inc.
July 2010:	appointed as Executive Director of SPP Process Technology Systems, 100% owned subsidiary of Sumitomo Precision Products then, stationed in Newport, Wales
August 2011:	appointed as General Manager, Corporate Strategic Planning Group
January 2013:	appointed as Chief Executive Officer of M2M Technologies, Inc., a company invested by Sumitomo Precision products
April 2013:	appointed as General Manager of Business Development Department, in parallel of CEO of M2M Technologies, Inc.
April 2014:	relieved from General Manager of Business Development Department and is responsible for M2M Technologies Inc. as its CEO

Mr. Takesako was appointed as a Director based on his position with Sumitomo and Sumitomo's significant partnership with the Company.

Jon Pepper has served as an independent director since April 2006. Mr. Pepper founded Pepcom in 1980, and continues as the founding partner of Pepcom, an industry leader at producing press-only technology showcase events around the country. Prior to that, Mr. Pepper started the DigitalFocus newsletter, a ground-breaking newsletter on digital imaging that was distributed to leading influencers worldwide. Mr. Pepper has been closely involved with the high technology revolution since the beginning of the personal computer era. He was formerly a well-regarded journalist and columnist; his work on technology subjects appeared in The New York Times, Fortune, PC Magazine, Men's Journal, Working Woman, PC Week, Popular Science and many other well-known publications. Pepper was educated at Union College in Schenectady, New York and the Royal Academy of Fine Arts in Copenhagen.

Other Executive Officers

Mark E. Scott been our Chief Financial Officer, Secretary and Treasurer since May 2010.  Mr. Scott has significant financial, capital market and relations experience in public microcap companies.  He currently serves as Consulting Chief Financial Officer of GrowLife, Inc., a publicly traded cultivation services provider, since July 2014. Mr. Scott also served as a member of the Board of Directors and Secretary and Chairman of the Audit Committee of GrowLife from June 2014 to October 2015.

Mr. Scott was Chief Financial Officer of U.S. Rare Earths, Inc., a consulting position he held from December 2011 to April 2014, and Chief Financial Officer of Sonora Resources Corporation, a consulting position he held from June 2011 to August 2014. Mr. Scott was Chief Financial Officer, Secretary and Treasurer of WestMountain Gold from February 2011 to December 2013 and was a consultant to that company from December 2010 to February 2011. Mr. Scott previously served as Chief Financial Officer and Secretary of IA Global, Inc. from October 2003 to June 2011. Previously, he held executive financial positions with Digital Lightwave; Network Access Solutions; and Teltronics, Inc. He has also held senior financial positions at Protel, Inc., Crystals International, Inc., Ranks Hovis McDougall, LLP and Brittania Sportswear, and worked at Arthur Andersen. Mr. Scott is also a certified public accountant and received a Bachelor of Arts in Accounting from the University of Washington.

Todd Martin Sames joined the Company as Vice President, Business Development in September 2012.  Mr. Sames was appointed Executive Vice President, Business Development in March 2015. Mr. Sames is responsible for global business development and sales of the ChromaID technology, customer relations and creating new licensing agreements resulting in the commercialization of Visualant’s technology across a wide range of applications with device and equipment manufacturers in several business verticals.

Mr. Sames brings over 25 years of successful emerging technology sales and sales management experience in the areas of enterprise software, audio and video conferencing and networking solutions to corporate clients. From 2010 to 2012, Mr. Sames held a Business Unit Director position at INX, focused on unified communications and collaboration solutions for Fortune 1000 clients.  From 2007 to 2010, Mr. Sames held a Regional Management position at BT Conferencing, Video.  Prior to that, Mr. Sames was the original corporate sales resource for then start-up Portable Software, now Concur Technologies.

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

Board Committees

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are currently the Audit Committee, the Nominations and Governance Committee, and the Compensation Committee. The Committees were formed in July 2010. The Audit and Compensation Committees are comprised solely of non-employee, independent directors. The Nominations and Governance Committee has one management director, Ronald Erickson, as Chairman. Charters for each committee are available on our website at www.visualant.net. The discussion below describes current membership for each of the standing Board committees.

Audit	Compensation	Nominations and Governance
Jon Pepper (Chairman)	Jon Pepper (Chairman)	Ron Erickson (Chairman)
Jon Pepper

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during the fiscal year ended September 30, 2015 served as an officer, former officer, or employee of the Company or participated in a related party transaction that would be required to be disclosed in this prospectus. Further, during this period, no executive officer of the Company served as:

•
a member of the Compensation Committee or equivalent of any other entity, one of whose executive officers served as one of our directors or was an immediate family member of a director, or served on our Compensation Committee; or

•	a director of any other entity, one of whose executive officers or their immediate family member served on our Compensation Committee.

Code of Ethics

We have adopted conduct and ethics standards titled the code of ethics, which is available at www.visualant.net. These standards were adopted by our Board of Directors to promote transparency and integrity. The standards apply to our Board of Directors, executives and employees. Waivers of the requirements of our code of ethics or associated polices with respect to members of our Board of Directors or executive officers are subject to approval of the full board.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our executive officers named in the Compensation Table on page 37 under “Remuneration of Executive Officers” (the “Named Executive Officers”) who served during the year ended September 30, 2015. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure. The principles and guidelines discussed herein would also apply to any additional executive officers that the Company may hire in the future.

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter.  The members of the Compensation Committee are Jon Pepper. We expect to appoint an additional independent Director to serve on the Compensation Committee by early 2016.

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

Setting Executive Compensation

The Compensation Committee believes that compensation for the Company’s executive officers must be managed to what we can afford and in a way that allows for us to meet our goals for overall performance. During 2015 and 2014, the Compensation Committee and the Board compensated its Chief Executive Officer with an annual salary of $180,000 (all accrued, not paid)effective June 1, 2012. During 2015 and 2014, the Committee compensated its Chief Financial Officer with an annual salary of $120,000 ($80,000 paid and $40,000 accrued) effective June 1, 2012. This compensation reflected the financial condition of the Company. Other Named Executive Officers were paid by us or TransTech during 2015. The Compensation Committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Executive Compensation Components for the Year Ended September 30, 2015

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the year that ended on September 30, 2015. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For the year that ended on September 30, 2015, the principal components of compensation for named executive officers were base salary.

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

Performance-Based Incentive Compensation

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s Named Executive Officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the Named Executive Officers during the year ended September 30, 2015 based on the financial condition of the Company except for Jeffrey Kruse. Mr. Kruse was paid $3,000 and $4,500 for achieving profitability at TransTech during the years ended September 30, 2015 and 2014, respectively.

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

The Named Executive Officers received stock grants and option awards during the year ended September 30, 2015 as outlined below.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the Named Executive Officers.

Perquisites and Other Personal Benefits

During the year ended September 30, 2015, we provided the Named Executive Officers with medical insurance. No other personal benefits were provided to these individuals. The committee expects to review the levels of perquisites and other personal benefits provided to Named Executive Officers annually.

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

THE COMPENSATION COMMITTEE

Jon Pepper, Chairman

EXECUTIVE COMPENSATION

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the fiscal years ended September, 2015 and 2014:

Summary Compensation Table

							All
					Stock	Option	Other
			Salary	Bonus	Awards	Awards	Compensation	Total
Name	Principal Position		($)	($)	($) (6)	($) (6)	($)	($)
Salary-
Ronald P. Erickson (1)	Chief Executive Officer	9/30/2015	$180,000	$-	$-	$-	$-	$180,000
		9/30/2014	$180,000	$-	$-	$-	$-	$180,000

Mark E. Scott (2)	Chief Financial Officer	9/30/2015	$120,000	$-	$20,010	$-	$-	$140,010
	Secretary	9/30/2014	$120,000	$-	$-	$-	$-	$120,000

Richard Mander, Ph.D. (3)	Chief Technology Officer	9/30/2015	$20,834	$-	$-	$-	$1,250	$22,084
		9/30/2014	$187,500	$-	$-	$-	$12,000	$199,500

Todd Martin Sames (4)	Vice President of Business	9/30/2015	$120,000	$-	$15,000	$-	$-	$135,000
	Development	9/30/2014	$120,000	$-	$-	$13,500	$-	$133,500

Jeffrey Kruse (5)	President of TransTech	9/30/2015	$162,000	$3,000	$15,000	$-	$5,760	$185,760
	Systems, Inc.	9/30/2014	$162,000	$4,500	$-	$-	$6,780	$173,280

(1)            During the years ended September 30, 2015 and 2014, Mr. Erickson was paid a monthly salary of $15,000. As of September 30, 2015 and 2014, Mr. Erickson had accrued but unpaid salary of $180,000 and $105,000, respectively, which is expected to be paid during the year ended September 30, 2016. This accrual was based on the tight cash flow of the Company and agreed to by Mr. Erickson, but there was no formal deferral agreement. There was no accrued interest paid on the unpaid salary.

(2)            During the year ended September 30, 2014 and 2013, Mr. Scott was paid a monthly salary of $10,000. As of September 30, 2015, Mr. Scott had accrued but unpaid salary of $40,000 which is expected to be paid during the year ended September 30, 2016. This accrual was based on the tight cash flow of the Company and agreed to by Mr. Scott, but there was no formal deferral agreement. The 2015 stock award amount for Mr. Scott reflects 1,334 shares of restricted common stock issued by us on January 23, 2015. The restricted common stock was issued at the grant date market value of $15.00 per share.

(3)            Mr. Mander was paid a monthly salary of $12,500 from October 1, 2013 to December 31, 2013. From January 1, 2014 to September 30, 2014, Mr. Mander was paid a monthly salary of $16,667. Mr. Mander was paid $1,000 per month for medical expenses. On November 7, 2014, the Company accepted the resignation of Mr. Mander as Chief Technology Officer. Mr. Mander’s stock option grants expired March 31, 2015 in connection with his resignation.

(4)           During the year ended September 30, 2014 and 2013 Mr. Sames was paid a monthly salary of $10,000. As of September 30, 2015, Mr. Sames had accrued but unpaid salary of $40,000 which is expected to be paid during the year ended September 30, 2016. This accrual was based on the tight cash flow of the Company and agreed to by Mr. Sames, but there was no formal deferral agreement. The 2015 stock award amount for Mr. Sames reflects 1,000 shares of restricted common stock issued by us on January 23, 2015. The restricted common stock was issued at the grant date market value of $15.00 per share.  The 2014 stock option grant amount for Mr. Sames reflects 2,000 shares issued by us on April 2, 2014. The grant was issued at the grant date market value of $15.00 per share and vested by April 1, 2017.

(5)            Mr. Kruse was appointed as President of TransTech in July 2013. As President, Mr. Kruse was paid at the monthly rate of $13,500 from July 2013 to September 30, 2015. As of September 30, 2015, Mr. Kruse had accrued but unpaid salary of $21,000 which is expected to be paid during the year ended September 30, 2016. This accrual was based on the tight cash flow of the Company and agreed to by Mr. Kruse, but there was no formal deferral agreement. Mr. Kruse was paid bonuses of $3,000 and $4,500 for achieving profitability at TransTech during quarters in the years ended September 30, 2015 and 2014, respectively. The 2015 stock award amount for Mr. Kruse reflects 1,000 shares of restricted common stock issued by us on January 23, 2015. The restricted common stock was issued at the grant date market value of $15.00 per share.  Mr. Kruse also was eligible to participate in the TransTech 401k plan.  Mr. Kruse has assumed the part time position of General Manager of TransTech effective September 30, 2015. Mr. Kruse is no longer considered a 16 (b) officer of Visualant or TransTech.

 (6)           These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Grants of Stock Based Awards in Fiscal Year Then Ended September 30, 2015

The Compensation Committee approved the following performance-based incentive compensation to the Named Executive Officers during 2015:

All Other
								All Other	Option Awards;
		Estimated Future Payouts Under			Estimated Future Payouts Under			Stock Awards;	Number of
		Non-Equity Incentive Plan			Equity Incentive Plan			Number of	Securities	Exercise or	Grant Date
		Awards			Awards			Shares of	Underlying	Base Price of	Fair Value of
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or Units	Options	Option Awards	Stock and
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh) (4)	Option Awards

Ronald P. Erickson		$-	$-	$-	-	-	-	-	-	$-	$-

Mark E. Scott (1)		$-	$-	$-	-	-	-	1,334	-	$-	$-

Richard Mander, Ph.D.		$-	$-	$-	-	-	-	-	-	$-	$-

Todd Martin Sames (2)		$-	$-	$-	-	-	-	1,000	6,668	$15.000	$-

Jeffrey Kruse (3)		$-	$-	$-	-	-	-	1,000	3,335	$15.000	$-

(1)            The 2015 stock award amount for Mr. Scott reflects 1,334 shares of restricted common stock issued by us on January 23, 2015. The restricted common stock was issued at the grant date market value of $15.00 per share.

(2)            The 2015 stock award amount for Mr. Sames reflects 1,000 shares of restricted common stock issued by us on January 23, 2015. The restricted common stock was issued at the grant date market value of $15.00 per share.  The 2015 stock option grant for Mr. Sames reflects 6,668 shares at an exercise price of $15.00 per share. The grant vests quarterly over three years after being earned and expires January 22, 2020. As of September 30, 2015, the stock option grant was not earned.

(3)           The 2015 stock award amount for Mr. Kruse reflects 1,000 shares of restricted common stock issued by us on January 23, 2015. The restricted common stock was issued at the grant date market value of $15.00 per share.  The 2015 stock option grant for Mr. Kruse reflects 3,334 shares at an exercise price of $15.00 per share. The grant vests quarterly over three years after being earned and expires January 22, 2020. As of September 30, 2015, the stock option grant was not earned.

(4)           These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards as of Fiscal Year Then Ended September 30, 2015

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	Exercisable	Unexerciseable	Price	Expiration
Name	(#)	(#)	($) (6)	Date

Ronald P. Erickson (1)	13,334	-	$22.50	5/9/2020
	6,667	-	$19.50	6/5/2022

Mark E. Scott (2)	5,668	-	$19.50	6/5/2022

Richard Mander, Ph.D. (3)	-	-	$-
	-	-	$-

Todd Martin Sames (4)	6,667	-	$19.50	9/4/2017
	1,111	889	$15.00	4/1/2019
	-	6,668	$15.00	1/22/2020

Jeffrey Kruse (5)	2,000	-	$13.50	6/7/2020
	4,001	1,334	$15.00	8/26/2018
	-	3,334	$15.00	1/22/2020

(1)	Mr. Erickson’s stock option grants consist of (i) 20,000 shares which vested quarterly over two years from May 10, 2010; and (ii) 6,667 shares which vested quarterly over one year from June 5, 2012.

(2)	Mr. Scott’s stock option grants consist of (i) 3,334 shares which vested March 21, 2013; and (ii) 3,334 shares which vested quarterly over one year from June 5, 2012.

(3)
Mr. Mander’s stock option grants consist of (i) 6,667 shares which vest quarterly over three years from June 26, 2012; and (ii) 3,334 shares which vest quarterly over three years from August 27, 2013. Mr. Mander’s stock option grants expired March 31, 2015.

(4)
Mr. Sames’ stock options grants consist of (i) 6,667 shares which vest quarterly over three years from September 5, 2012; and (ii) 2,000 shares which vest quarterly over three years from April 1, 2014. The 2015 stock option grant for Mr. Sames reflects 6,668 shares at an exercise price of $15.00 per share. The grant vests quarterly over three years after being earned and expires January 22, 2020. As of September 30, 2015, the stock option grant was not earned.

(5)
Mr. Kruse’s stock options grants consist of (i) 2,000 shares which vested 25% at six months and 25%  annually thereafter from June 8, 2010; (ii) 667 shares which vested quarterly over three years from November 29, 2011; (ii) 2,000 shares which vest quarterly over three years from April 1, 2014; and (iii) 5,334 shares which vest quarterly over three years from August 27, 2013. The 2015 stock option grant for Mr. Kruse reflects 3,334 shares at an exercise price of $15.00 per share. The grant vests quarterly over three years after being earned and expires January 22, 2020. As of September 30, 2015, the stock option grant was not earned.

(6)	These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Option Exercises and Stock Vested

Our Named Executive Officers did not exercise any stock options during the year ended September, 2015 and 2014.

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

DIRECTOR COMPENSATION

We primarily use stock options grants to incentive compensation to attract and retain qualified candidates to serve on the Board. This compensation reflected the financial condition of the Company. In setting director compensation, we consider the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by our members of the Board. During year then ended September 30, 2015, Ronald Erickson did not receive any compensation for his service as a director.  The compensation disclosed in the Summary Compensation Table on page 37 represents the total compensation.

Director Summary Compensation Table

The table below summarizes the compensation paid by us to non-employee directors during the year ended September 30, 2014.

	Stock	Option	Other
Name	Awards	Awards	Compensation	Total
Marco Hegyi (1)	$40,005	$-	$-	$40,005
Jon Pepper	30,000	-	-	30,000
Ichiro Takesako (2)	-	-	-	-

Total	$70,005	$-	$-	$70,005

(1)	Mr. Hegyi’s stock award amount reflects 2,667 restricted shares issued at the grant date market value of $15.00 per share. Mr. Hegyi resigned as a director in February 2015.
(2)	Mr. Pepper’s stock award amount reflects 2,000 restricted shares issued at the grant date market value of $15.00 per share.
(3)	These amounts reflect the grant date market value as required by Regulation S-K Item 402(r)(2), computed in accordance with FASB ASC Topic 718.

Compensation Paid to Board Members

Our independent non-employee directors are not compensated in cash.   The only compensation has been in the form of stock awards (see Director Compensation Table). There is no formal stock compensation plan for independent non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of November 3, 2015 by:

•	each director and nominee for director;

•	each person known by us to own beneficially 5% or more of our common stock;

•	each executive officer named in the summary compensation table elsewhere in this report; and

•	all of our current directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power,” which includes the power to vote or to direct the voting of such security, or has or shares “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise indicated below, each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address for each person shown in the table is c/o Visualant, Inc. 500 Union Street, Suite 420, Seattle Washington, unless otherwise indicated.

	Shares Beneficially Owned
	Amount	Percentage
Directors and Officers-
Ronald P. Erickson (1)	175,524	14.1%
Mark E. Scott (2)	17,459	1.5%
Jon Pepper	13,000	1.1%
Richard Mander (3)	-	*
Todd Martin Sames (4)	9,445	*
Jeffrey Kruse (5)	8,335	*
Sumitomo Precision Products Co., Ltd./ Ichiro Takesako	115,385	10.0%
Total Directors and Officers (7 in total)	339,148	26.7%

* Less than 1%.

(1)    Includes 86,668 shares of shares of common stock beneficially owned and stock option grants to purchase 20,001 shares of our common stock that are exercisable within 60 days, and also includes 66,667 Series A and B Warrants to purchase shares of our common stock that are exercisable within 60 days.

(2)    Includes 10,457 shares of shares of common stock beneficially owned and stock option grants totaling 5,668 shares that Mr. Scott has the right to acquire in 60 days, and also includes 1,334 Series A and B Warrants to purchase shares of our common stock that are exercisable within 60 days.

(3)   Includes stock option grants for 10,000 shares which Mr. Mander forfeited on March 31, 2015 in connection with his resignation.

(4)    Includes 1,667 shares of shares of common stock beneficially owned and stock option grants totaling 7,778 shares that Mr. Sames has the right to acquire in 60 days.

(5)    Includes 2,334 shares of shares of common stock beneficially owned and stock option grants totaling 6,001 shares that Mr. Kruse has the right to acquire in 60 days.

	Shares Beneficially Owned
	Number	Percentage
Greater Than 5% Ownership

Sumitomo Precision Products Co., Ltd./ Ichiro Takesako (1)	115,385	10.0%

Special Situations Technology Funds, L.P./ Adam Stettner (2)	318,000	23.2%

Invention Development Management Company, L.L.C. (3)	97,169	7.8%

(1)        Reflects the shares beneficially owned by Sumitomo Precision Products Co., Ltd as stated in a Schedule 13D filed with the SEC on June 23, 2012, and which has subsequently confirmed the ownership related to the private placement which closed June 14, 2013. Their address is 1-10 Fuso-cho, Amagasaki, Hyogo, Japan.

(2)       Reflects the shares beneficially owned by Special Situations Technology Funds, L.P. This total includes 106,000 shares and a total of 212,000 Series A and B Warrants to purchase shares of our common stock.  The address of Special Situations Technology Funds, L.P. is 527 Madison Avenue, Suite 2600, New York City, New York.

(3)       Reflects a warrant to purchase 97,169 shares of our common stock that are exercisable within 60 days.  The address for Invention Development Management Company, L.L.C. is 3150 139th Avenue SE, Building 4, Bellevue, Washington.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related party transactions for the year ended September 30, 2015 are detailed below and in the Footnotes to Form 10K.

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

Director Independence

The Board has affirmatively determined that Mr. Pepper is an independent director.  For purposes of making that determination, the Board used NASDAQ’s Listing Rules even though the Company is not currently listed on NASDAQ.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Since October 1, 2013, we have engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities and affiliates, or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

Policies and Procedures for Related Person Transactions

We have operated under a Code of Conduct and Ethics since December 28, 2012. Our Code of Conduct and Ethics requires all employees, officers and directors, without exception, to avoid the engagement in activities or relationships that conflict, or would be perceived to conflict, with our interests.

Prior to the adoption of our related person transaction policy, there was a legitimate business reason for all the related person transactions described above and we believe that, where applicable, the terms of the transactions are no less favorable to us than could be obtained from an unrelated person.

Our Audit Committee reviews all relationships and transactions in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest.

As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed.

Services and License Agreement Invention Development Management Company, L.L.C.

In November 2013, we entered into a Services and License Agreement with IDMC. IDMC is a subsidiary of Intellectual Ventures, which collaborates with inventors and partners with pioneering companies and invests both expertise and capital in the process of invention. On November 19, 2014, we amended the Services and License Agreement with IDMC. This amendment exclusively licenses 10 filed patents to us.

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

In connection with the original license agreement, we issued a warrant to purchase 97,169 shares of common stock to IDMC as consideration for the exclusive intellectual property license and application development services. The warrant has a current exercise price of $2.50 per share and expires November 10, 2018. The per share price is subject to adjustment based on any issuances below $2.50 per share except as described in the warrant.

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

Purchase Agreement with Special Situations and forty other Accredited Investors which closed June 14, 2013

On June 14, 2013, we entered into a Purchase Agreement, Warrants, and Registration Rights Agreement with Special Situations Technology Funds and forty other accredited investors, pursuant to which we issued 348,685 shares of common stock at $15.00 per share for a total of $5,230,000, which amount includes the conversion of $500,000 in outstanding debt of the Company owed to one of its officers.  As part of the transaction, which closed on June 14, 2013, we issued to the investors (i) five year Series A Warrants to purchase a total of 348,685 shares of common stock at $22.50 per share; and (ii) five year Series B Warrants to purchase a total of 348,685 shares of common stock at $30.00 per share.  We also issued 34,871 placement agent warrants exercisable at $15.00 per share to GVC Capital, with an obligation to issue up to 34,871 additional placement agent warrants exercisable at $22.50 per share.  The placement agent warrants shall issue only upon the exercise of the Series A Warrants by the investors, and are issuable ratably based upon the number of Warrants exercised by the investors.  The placement agent warrants have a term of five years from the date of closing of the transaction. The transaction was entered into to strengthen our balance sheet, complete the purchase of our TransTech subsidiary, and provide working capital to support the rapid movement of our ChromaID technology into the marketplace. On August 14, 2015, the warrant exercise price was adjusted to $2.50 per share due the issuance of common stock at this price.

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

We also entered into a License Agreement with Sumitomo in May 2012, under which Sumitomo paid the Company an initial payment of $1 million.  The License Agreement granted Sumitomo an exclusive license for the then extant ChromaID technology.  The territories covered by this license include Japan, China, Taiwan, Korea and the entirety of Southeast Asia (Burma, Indonesia, Thailand, Cambodia, Laos, Vietnam, Singapore and the Philippines). The Sumitomo License fee was recorded as revenue over the life the Joint Research and Product Development Agreement and was fully recorded as of May 31, 2013. On May 21, 2015, we entered into an amendment to the License Agreement, which, effective as of June 18, 2014, eliminated the Sumitomo exclusivity and provides that if we sell products in certain territories – Japan, China, Taiwan, Korea and the entirety of Southeast Asia (Burma, Indonesia, Thailand, Cambodia, Laos, Vietnam, Singapore and the Philippines) – the Company will pay Sumitomo a royalty rate of 2% of net sales (excluding non-recurring engineering revenues) over the remaining term of the five-year License Agreement (through May 2017).

Related Party Transactions with Ronald P. Erickson

Entities affiliated with Mr. Erickson have made advances and loans to us in the total principal amount of $960,000 on or before the date hereof at an average annual interest rate of 4.2%. In addition, Mr. Erickson and/or entities with which Mr. Erickson is affiliated also have unreimbursed 2013 expenses and unpaid salary and interest from 2013 on the outstanding principal amount of the Loans totaling approximately $65,000 as of June 14, 2013. Mr. Erickson and related entities converted $500,000 of the advances and loans as part of the private placement which closed June 14, 2013. The remaining amounts were paid to Mr. Erickson and related entities prior to June 30, 2013.

We have a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which currently matures on December 31, 2015 and provides for interest at 3.25% per year.  Related to the Umpqua Loan, we entered into a demand promissory note for $200,000 on January 10, 2014 with an entity with which Ronald P. Erickson, our Chief Executive Officer, is affiliated.  This demand promissory note will be effective in case of a default by us under the Umpqua Loan.

We also have two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000.  Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on December 31, 2015.  They also provide for a second lien on our assets if not repaid by December 31, 2015 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. Mr. Erickson and/or entities with which he is affiliated also have advanced $708,500 and have unreimbursed expenses and compensation of approximately $344,221.  We owe Mr. Erickson, or entities with which he is affiliated, $1,652,721 as of September 30, 2015.

On January 26, 2015, Mr. Erickson cancelled 6,667 in previous issued stock option at $22.50 per share.

Related Party Transaction with Mark E. Scott

Mr. Mark E. Scott, our Chief Financial Offer, invested $10,000 in the private placement which closed June 14, 2013.

On January 26, 2015, Mr. Scott cancelled 1,000 in previous issued stock option at $19.50 per share.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended September 30, 2015, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged PMB Helin Donovan LLP to perform an annual audit of the Company’s financial statements for the fiscal years ended September 30, 2015 and 2014. The following is the breakdown of aggregate fees paid to the auditors for the Company for the last two fiscal years:

	Year Ended	Year Ended
	September 30, 2015	September 30, 2014
Audit fees	$33,388	$34,533
Audit related fees	22,500	12,000
Tax fees	-	-
All other fees	7,220	3,000

	$63,108	$49,533

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

- “All other fees for 2015 related to the review of registration statements on Form S-1.

SECTION16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to us.

Based solely on a review of copies of reports furnished to us, as of September 30, 2015 our executive officers, directors and 10% holders complied with all filing requirements.

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

(b)	Exhibits

Exhibit No.	Description

3.1	Restatement of the Articles of Incorporation dated September 13, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K/A2, filed September 17, 2013)

3.2
Certificate of Designation, Preferences and Rights for the Company’s Series A Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 27, 2015)

3.3	Amended and Restated Bylaws (incorporated by reference to the Company’s Form 8-K, filed August 17, 2012)

3.4	Certificate of Amendment to the Restatement of the Articles of Incorporation dated June 11, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 17, 2015)

3.5
Amended and Restated Certificate of Designations, Preferences and Rights of the Company’s Series A Convertible Preferred Stock dated July 21, 2015 Report on Form 8-K, filed July 29, 2015) (incorporated by reference to the Company’s Current

4.1	2011 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed January 11, 2013)

10.1
Financial Consulting Agreement effective October 5, 2011 by and between Visualant, Incorporated and D. Weckstein & Co. Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed August 16, 2013)

10.2
License Agreement dated May 31, 2012 by and between Visualant, Incorporated and Sumitomo Precision Products Co., Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 4, 2012)

10.3
Joint Research and Product Development Agreement dated May 31, 2012 by and between Visualant, Incorporated and Sumitomo Precision Products Co. (incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed October 7, 2013)

10.4	Lease dated July 11, 2012 by and between Visualant, Inc. and Harbor Properties Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed September 16, 2013)

10.5
Amendment to Joint Research and Product Development Agreement dated March 29, 2013 by and between Visualant, Incorporated and Sumitomo Precision Products Co. (incorporated by reference to the Company’s Registration Statement on Form S1/A, filed September 16, 2013)

10.6
Stock Purchase Agreement dated May 31, 2012 by and between Visualant, Incorporated and Sumitomo Precision Products Co., Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 4, 2012)

10.7	Form of Purchase Agreement by and between Visualant, Incorporated and investors (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 18, 2013)

10.8	Form of Series A and Series B Warrant by and between Visualant, Incorporated and investors (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 18, 2013)

10.9	Form of Registration Rights Agreement by and between Visualant, Incorporated and investors (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 18, 2013)

10.10	Security Agreement dated June 12, 2013 by and between Visualant, Incorporated and BFI Business Finance (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed August 15, 2013)

10.11
General Continuing Guaranty dated June 12, 2013 by and between TransTech Systems Inc., Visualant, Incorporated and BFI Business Finance (incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed October 7, 2013)

10.12
Third Modification to Loan and Security Agreement dated June 12, 2013 by and between TransTech Systems Inc. and BFI Business Finance (incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed October 7, 2013)

10.13	Amendment No. 1 to Lease dated June 14, 2013 by and between Visualant, Inc. and Logan Building (incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed August 16, 2013)

10.14	Form of Placement Agent Warrant by and between Visualant, Incorporated and placement agents (incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed October 7, 2013)

10.15
Warrant to Purchase Common Stock dated November 11, 2013 by and between Visualant, Incorporated and Invention Development Management Company, L.L.C. (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 21, 2013)

10.16
Services and License Agreement dated November 11, 2013 by and between Visualant, Incorporated and Invention Development Management Company, L.L.C (incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed January 24, 2014)

10.17	Demand Promissory Note dated January 10, 2014 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 15, 2014)

10.18	Secured Promissory Note dated March 19, 2014 by and between TransTech System, Inc. and BFI Finance (incorporated by reference to the Company’s Quarterly Report Form 10-Q, filed May 14, 2014)

10.19	Letter Agreement dated March 19, 2014 by and between TransTech System, Inc. and BFI Finance (incorporated by reference to the Company’s Quarterly Report Form 10-Q, filed May 14, 2014)

10.20	Demand Promissory Note dated March 31, 2014 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 3, 2014)

10.21
Amendment to Demand Promissory Note dated March 31, 2014 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 3, 2014)

10.22
Financial Public Relations Agreement dated June 9, 2014 by and between Visualant, Incorporated and Dynasty Wealth, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2014)

10.23
Second Amendment to Office Lease dated June 18, 2014 by and between Visualant, Incorporated and Logan Building LLC (incorporated by reference to the Company’s Annual Report on Form 10-K, filed January 13, 2015)

10.24
Demand Promissory Note dated July 17, 2014 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2014, and incorporated by reference.

10.25
Amendment to Demand Promissory Note dated July 17, 2014 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2014)

10.26
Amendment 2 to Demand Promissory Note dated July 17, 2014 by and between Visualant, Incorporated and J3E2A2Z LP(incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2014)

10.27
Addendum to Letter dated August 27, 2014 by and between Visualant, Incorporated and D. Weckstein Co., Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed January 13, 2015)

10.28
Amendment to Services and License Agreement dated November 18, 2014 by and between Visualant, Inc. and Invention Development Management Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 25, 2014)

10.29
Third Amendment to Office Lease dated December 18, 2014 by and between Visualant, Incorporated and Logan Building LLC (incorporated by reference to the Company’s Annual Report on Form 10-K, filed January 13, 2015)

10.30
Amendment to Demand Promissory Note dated December 31, 2014 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 2, 2015)

10.31
Amendment 2 to Demand Promissory Note dated December 31, 2014 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 2, 2015)

10.32
Amendment 3 to Demand Promissory Note dated December 31, 2014 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 2, 2015)

10.33
Form of Purchase Agreement related to Series A Preferred Stock offering by and between Visualant, Incorporated and investors (incorporated by reference to the Company’s Registration Statement on Form S-1, filed April 24, 2015)

10.34	Form of Series C Warrant between Visualant, Incorporated and investors (incorporated by reference to the Company’s Registration Statement on Form S-1, filed April 24, 2015)

10.35	Form of Series D Warrant between Visualant, Incorporated and investors (incorporated by reference to the Company’s Registration Statement on Form S-1, filed April 24, 2015)

10.36
Form of Registration Rights Agreement related to preferred stock by and between Visualant, Incorporated and investors (incorporated by reference to the Company’s Registration Statement on Form S-1, filed April 24, 2015)

10.37	Amendment 2 to Demand Promissory Note dated March 31, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 3, 2015)

10.38	Amendment 3 to Demand Promissory Note dated March 31, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 3, 2015)

10.39	Amendment 4 to Demand Promissory Note dated March 31, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 3, 2015)

10.40
Amendment to License Agreement received May 21, 2015, effective June 18, 2014 by and between Visualant, Incorporated and Sumitomo Precision Products Co., Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 27, 2015)

10.41	Amendment 3 to Demand Promissory Note dated July 15, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 17, 2015)

10.42	Amendment 4 to Demand Promissory Note dated July 15, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 17, 2015)

10.43	Amendment 5 to Demand Promissory Note dated July 15, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 17, 2015)

10.44	Form of Amendment to Series A Preferred Stock Terms (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 29, 2015)

10.45
Amendment 5 to Demand Promissory Note dated September 30, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2015)

10.46
Amendment 5 to Demand Promissory Note dated September 30, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2015)

10.47
Amendment 6 to Demand Promissory Note dated September 30, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2015)

14.1	Code of Conduct and Ethics dated November 30, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 3, 2013)

21.1	Subsidiaries of the Registrant (incorporated by reference to the Company’s Annual Report on Form 10-K, filed November 4, 2015)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. Attached herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. Attached herewith.

32.1	Section 906 Certifications. Attached herewith.

32.2	Section 906 Certifications. Attached herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)

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

We have audited the accompanying consolidated balance sheets of Visualant, Inc. (the “Company”) as of September 30, 2015 and 2014 and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years ended September 30, 2015 and 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visualant, Inc. as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years ended September 30, 2015 and 2014 in conformity with generally accepted accounting principles in the United States of America.

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
PMB Helin Donovan, LLP /s/ PMB Helin Donovan, LLP November 4, 2015 Seattle, Washington

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	September 30, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$82,266	$70,386
Accounts receivable, net of allowance of $40,000 and $39,000, respectively	619,849	815,460
Prepaid expenses	27,774	25,067
Inventories, net	217,824	412,831
Refundable tax assets	-	29,590
Total current assets	947,713	1,353,334

EQUIPMENT, NET	366,250	447,236

OTHER ASSETS
Intangible assets, net	158,000	431,653
Goodwill	983,645	983,645
Other assets	5,070	5,070

TOTAL ASSETS	$2,460,678	$3,220,938

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$2,520,223	$2,234,123
Accounts payable - related parties	73,455	66,729
Accrued expenses	4,068	31,369
Accrued expenses - related parties	1,256,861	260,687
Derivative liability - warrants	2,704,840	2,579,157
Convertible notes payable	109,000	166,500
Notes payable - current portion of long term debt	1,164,692	1,290,960
Deferred revenue	5,833	-
Total current liabilities	7,838,972	6,629,525

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred stock - $0.001 par value, 5,000,000 shares authorized,
11,667 and 0 shares issued and outstanding at 9/30/2015 and 9/30/2014, respectively	12	-
Common stock - $0.001 par value, 100,000,000 shares authorized, 1,155,991
and 1,121,150 shares issued and outstanding at 9/30/2015 and 9/30/2014, respectively	1,156	1,121
Additional paid in capital	18,786,694	18,125,411
Accumulated deficit	(24,166,156)	(21,535,119)
Total stockholders' deficit	(5,378,294)	(3,408,587)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,460,678	$3,220,938

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	September 30, 2015	September 30, 2014

REVENUE	$6,290,794	$7,983,352
COST OF SALES	5,274,334	6,694,274
GROSS PROFIT	1,016,460	1,289,078
RESEARCH AND DEVELOPMENT EXPENSES	362,661	670,742
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,983,751	3,179,699
OPERATING LOSS	(2,329,952)	(2,561,363)

OTHER INCOME (EXPENSE):
Interest expense	(170,157)	(104,818)
Other income	40,653	38,534
Loss on conversion of debt	(34,035)	-
(Loss) gain on change - derivative liability warrants	(107,956)	1,604,843
Total other (expense) income	(271,495)	1,538,559

LOSS BEFORE INCOME TAXES	(2,601,447)	(1,022,804)

Income taxes - current provision (benefit)	29,590	(5,513)
		.
NET LOSS	(2,631,037)	(1,017,291)

NONCONTROLLING INTEREST	-	-

NET LOSS ATTRIBUTABLE TO VISUALANT, INC. AND SUBSIDIARIES
COMMON SHAREHOLDERS	$(2,631,037)	$(1,017,291)
Basic and diluted loss per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(2.33)	$(0.92)

Weighted average shares of common stock outstanding- basic and diluted	1,131,622	1,108,964

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Amount	Amount	Amount	Amount	Capital	Deficit	(Deficit)
Balance as of September 30, 2013	-	-	1,101,817	1,101	17,729,731	(20,537,825)	(2,806,993)

Stock compensation expense - employee options	-	-	-	-	87,550	-	87,550
Issuance of common stock for services	-	-	8,667	9	90,991	-	91,000
Issuance of common stock for debt conversion	-	-	10,667	11	159,989	-	160,000
Issuance of warrants for services	-	-	-	-	57,150	-	57,150
Sale of noncontrolling interest	-	-	-	-	-	19,987	19,987
Net loss	-	-	-	-	-	(1,017,281)	(1,017,281)
Comprehensive loss							(1,017,281)

Balance as of September 30, 2014	-	-	1,121,150	1,121	18,125,411	(21,535,119)	(3,408,587)

Stock compensation expense - employee options	-	-	-	-	65,463	-	65,463
Issuance of preferred stock	11,667	12	-	-	233,310	-	233,322
Issuance of common stock for services	-	-	9,169	9	137,491	-	137,500
Issuance of common stock for debt conversion	-	-	24,710	25	91,781	-	91,806
Reversal of derivative liability for debt repayment	-	-	-	-	98,940	-	98,940
Effect of reverse stock split	-	-	962	1	263	-	264
Loss on conversion of debt	-	-	-	-	34,035	-	34,035
Net loss	-	-	-	-	-	(2,631,037)	(2,631,037)
Comprehensive loss							(2,631,037)

Balance as of September 30, 2015	11,667	12	1,155,991	$1,156	$18,786,694	$(24,166,156)	$(5,378,294)

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Months Ended,
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,631,037)	$(1,017,281)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	353,229	418,271
Issuance of capital stock for services and expenses	137,500	91,000
Issuance of warrants for services and expenses	-	57,150
Issuance of capital stock for accrued liabilities	-	160,000
Stock based compensation	65,463	87,550
(Gain) on sale of assets	(20,042)	(28,363)
Loss (gain) on change - derivative liability warrants	107,956	(1,604,843)
Provision for losses on accounts receivable	28,266	36
Loss on conversion of debt	34,035	-
Changes in operating assets and liabilities:	-
Accounts receivable	167,345	191,578
Prepaid expenses	(2,707)	31,464
Inventory	195,007	87,959
Other assets	-	1,091
Accounts payable - trade and accrued expenses	1,289,685	144,808
Income tax receivable	29,590	183
Deferred revenue	5,833	-
CASH (USED IN) OPERATING ACTIVITIES	(239,877)	(1,379,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	21,452	29,300
NET CASH PROVIDED BY INVESTING ACTIVITIES:	21,452	29,300

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments from line of credit	(123,633)	(260,925)
Proceeds from sale of preferred stock	350,000	-
Proceeds from notes payable	-	200,000
Proceeds from notes payable- related party	-	600,000
Repayment of convertible notes	(166,500)	-
Proceeds from convertible notes payable	173,000	166,500
Repayments of capital leases	(2,562)	(3,138)
Change in controlling interest	-	(29,083)
NET CASH PROVIDED BY FINANCING ACTIVITIES	230,305	673,354

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,880	(676,743)

CASH AND CASH EQUIVALENTS, beginning of period	70,386	747,129

CASH AND CASH EQUIVALENTS, end of period	$82,266	$70,386

Supplemental disclosures of cash flow information:
Interest paid	$114,907	$52,755
Taxes paid	$-	$-

Non-cash investing and financing activities:
Loss (gain) on change - derivative liability warrants	$17,727	$-
Issuance of common stock for debt conversion	$91,806	$-

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Visualant, Incorporated (the “Company,” “Visualant, Inc.” or “Visualant”) was incorporated under the laws of the State of Nevada in 1998.  The Company has authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share. On July 21, 2015, the Company filed with the Secretary of State of Nevada an Amended and Restated Certificate of Designations, Preferences and Rights for our Series A Convertible Preferred Stock.

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

On May 6, 2015, the Company’s stockholders approved a reverse split of our common stock, in a ratio to be determined by the Company’s Board of Directors, of not less than 1-for-50 nor more than 1-for-150. On June 9, 2015, the Company’s Board of Directors determined that the ratio of the reverse split would be 1-for-150.  All warrant, option, share and per share information in this Form 10-K gives retroactive effect for a 1-for-150 split with all numbers rounded up to the nearest whole share.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,631,037 and $1,017,291 for the years ended September 30, 2015 and 2014, respectively. Net cash used in operating activities was $(239,877) and $(1,379,397) for the years ended September 30, 2015 and 2014, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of September 30, 2015, the Company’s accumulated deficit was $24,166,156.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, our Chief Executive Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2015 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $20,000 and $10,000 reserve for impaired inventory as of September 30, 2015 and 2014, respectively.

Equipment – Equipment consists of machinery, leasehold improvements, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 2-10 years, except for leasehold improvements which are depreciated over 5-20 years.

Intangible Assets/ Intellectual Property – The Company amortized the intangible assets and intellectual property acquired in connection with the acquisition of TransTech, over sixty months on a straight - line basis, which was the time frame that the management of the Company was able to project forward for future revenue, either under agreement or through expected continued business activities.  Intangible assets and intellectual property acquired from RATLab LLC and Javelin are recorded likewise. The Company performs annual assessments and has determined that no impairment is necessary. On June 7, 2011, the Company closed the acquisition of all Visualant related assets of the RATLab LLC, namely the rights to the medical field of use of the Chroma ID technology. On July 31, 2012, the Company closed the acquisition of all rights to the ChromaID technology in the environmental field of use from Javelin LLC.

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

Derivative Instruments – Warrants with the June 2013 Private Placement

Liabilities measured at fair value on a recurring basis are summarized as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2015

Liabilities:
Derivative Instruments - Warrants	$-	$2,196,716	$-	$2,196,716

Total	$-	$2,196,716	$-	$2,196,716

September 30, 2015
Market price and estimated fair value of common stock:	$5.600
Exercise price	2.50
Expected term (years)	0.25
Dividend yield	-
Expected volatility	105.1%
Risk-free interest rate	0.001%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The Company issued warrants to purchase 697,370 shares of common stock in connection with our June 2013 private placement of 348,685 shares of common stock.  The exercise price of these warrants is $2.50 per share.  These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  These warrants were issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of our common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished.

The proceeds from the private placement were allocated between the shares of common stock and the warrants issued in connection with the private placement based upon their estimated fair values as of the closing date at June 14, 2013, resulting in the aggregate amount of $2,494,710 allocated to stockholders’ equity and $2,735,290 allocated to the warrant derivative.  The Company recognized $1,448,710 of other expense resulting from the increase in the fair value of the warrant liability at September 30, 2013. During the year ended September 30, 2014, the Company recognized $2,092,000 of other income resulting from the decrease in the fair value of the warrant liability at September 30, 2014. During the year ended September 30, 2015, the Company recognized $104,716 of other expense resulting from the decrease in the fair value of the warrant liability at September 30, 2015.

Liabilities measured at fair value on a recurring basis are summarized as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2015

Liabilities:
Derivative Instruments - Warrants	$-	$306,082	$-	$306,082

Total	$-	$306,082	$-	$306,082

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

September 30, 2015
Market price and estimated fair value of common stock:	$5.60
Exercise price	2.50
Expected term (years)	0.25
Dividend yield	-
Expected volatility	105.1%
Risk-free interest rate	0.001%

The Company issued a warrant to purchase 97,169 shares of common stock in connection with the November 2013 IDMC Services and License Agreement. The warrant price of $30.00 per share expires November 10, 2018 and the per share price is subject to adjustment.  This warrant was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  This warrant was issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of our common stock or securities exercisable, convertible or exchangeable for our common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants was recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished. During the year ended September 30, 2014, the Company recognized $320,657 of other expense related to the IDMC warrant. During the year ended September 30, 2015, the Company recognized $14,574 of other income related to the IDMC warrant.

Derivative Instrument – Convertible Note Payable KBM Worldwide, Inc.

The Company entered into a Convertible Note Payable with KBM Worldwide, Inc. on August 25, 2014 for $103,500. The Note was paid off on March 2, 2015. The Company entered into a Convertible Note Payable with KBM on September 24, 2014 for $63,000. The Note was repaid March 27, 2015. The Company entered into a Convertible Note Payable with KBM on January 27, 2015 for $64,000. The KBM Note accrued interest at a rate of 8% per annum and becomes due on October 27, 2015 and was convertible into common stock on July 26, 2015. On August 3, 10, 13 and 14, 2015, the Company issued a total of 23,010 shares of common stock to KBM Worldwide, Inc. related to the conversion of $64,000 of debt and interest of $2,560 pursuant to a Securities Purchase Agreement dated January 27, 2015. The shares were issued at an average of $2.785 per share, with a low price of $2.50 per share.

During the year ended September 30, 2014, the Company recognized $166,500 of other expense related to the KBM Note. During the year ended September 30, 2015, the Company recognized $29,529 of other income and allocated $98,940 to stockholder’s equity related to the KBM Note. The Company recorded accrued interest of $898 as of June 30, 2015. The Company recorded on a loss on conversion of $34,035 and allocated $34,035 to stockholder’s equity.

Derivative Instrument – Series A Convertible Preferred Stock

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2015

Liabilities:
Derivative Instruments - Warrants	$-	$147,004	$-	$147,004

Total	$-	$147,004	$-	$147,004

Liabilities measured at fair value on a recurring basis are summarized as follows:

September 30, 2015
Market price and estimated fair value of common stock:	$5.60
Exercise price	2.50
Expected term (years)	0.25
Dividend yield	-
Expected volatility	105.1%
Risk-free interest rate	0.001%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the Series A Convertible Preferred Stock.

The Company issued 11,667 shares of Series A Convertible Preferred Stock with attached warrants during the year ended September 30, 2015. The Company allocated $233,322 to stockholders equity and $116,678 to the derivative warrant liability. The warrants were issued with a down round provision. During the year ended September 30, 2015, the Company recognized $30,338 of other expense related to the warrant liability.

Derivative Instrument – Convertible Note Payable Vis Vires Group, Inc.

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2015

Liabilities:
Derivative Instruments - Convertible Promissory Note	$-	$55,038	$-	$55,038

Total	$-	$55,038	$-	$55,038

Liabilities measured at fair value on a recurring basis are summarized as follows:

September 30, 2015
Market price and estimated fair value of common stock:	$5.60
Exercise price	3.64
Expected term (years)	0.375
Dividend yield	-
Expected volatility	105.1%
Risk-free interest rate	0.75%

The Company entered into a Convertible Note Payable with Vis Vires Group, Inc. on August 10, 2015 for $84,000 to fund short-term working capital.  The Vis Vires Note accrues interest at a rate of 8% per annum and becomes due on May 12, 2016 and is convertible into common stock on February 5, 2016. The Vis Vires Note is convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion. The Company recorded accrued interest of $405 as of September 30, 2015.

During the year ended September 30, 2015, the Company recognized $55,038 of other expense related to the Vis Vires Note.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at September 30, 2015 and 2014 based upon the short-term nature of the assets and liabilities.

Revenue Recognition – Visualant and TransTech revenue are derived from products and services. Revenue is considered realized when the products or services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, the Company defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned.

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

Convertible Securities – Based upon ASC 815-15, we have adopted a sequencing approach regarding the application of ASC 815-40 to convertible securities issued subsequent to September 30, 2015. We will evaluate our contracts based upon the earliest issuance date. In the event partial reclassification of contracts subject to ASC 815-40-25 is necessary, due to our inability to demonstrate we have sufficient shares authorized and unissued, shares will be allocated on the basis of issuance date, with the earliest issuance date receiving first allocation of shares. If a reclassification of an instrument were required, it would result in the instrument issued latest being reclassified first.

Income Taxes – Income taxes are calculated based upon the asset and liability method of accounting.  Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard to allow for recognition of such an asset.  In addition, realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements.  Further, the recognition of tax benefits recorded in the financial statements, if any, is based on the amount most likely to be realized assuming a review by tax authorities having all relevant information.

The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of September 30, 2015 and 2014, the Company had refundable tax assets related to TransTech of $0 and $29,590, respectively.

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of September 30, 2015, there were options outstanding for the purchase of 57,407 common shares, warrants for the purchase of 899,750 common shares, 11,667 shares of our common stock issuable upon the conversion of Series A Convertible Preferred Stock, up to 34,871 shares of our common stock issuable upon the exercise of placement agent warrants and an unknown number of shares related to the conversion of $109,000 in convertible promissory notes which could potentially dilute future earnings per share. As of September 30, 2014, there were options outstanding for the purchase of 87,333 common shares, warrants for the purchase of 857,083 common shares and up to 34,871 shares of our common stock issuable upon the exercise of placement agent warrants and an unknown number of shares related to the conversion of $166,500 in convertible promissory notes which could potentially dilute future earnings per share.

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

In August 2014, FASB issued ASU 2014-15—Presentation of Financial Statements—Going Concern (ASC Subtopic 205-40): “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The update requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. All entities are required to apply the new requirements in annual periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. As such, GrowLife, Inc. is required to adopt these provisions for the annual period ending December 31, 2016. The Company is currently evaluating the impact of FASB ASU 2014-15 but does not expect the adoption thereof to have a material effect on the Company’s financial statements.

In May 2014, FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606): “Section A—Summary and Amendments That Create Revenue from Contracts with Customers, (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40), Section B—Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables, Section C—Background Information and Basis for Conclusions”. The guidance in this update affects any entity that enters into contracts with customers to transfer goods or services and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. As such, GrowLife, Inc. is required to adopt these provisions as of December 31, 2016. The Company is currently evaluating the impact of FASB ASU 2014-09 but does not expect the adoption thereof to have a material effect on the Company’s financial statements.

In July 2013, FASB issued ASU 2013-11—Income Taxes (ASC Topic 740): “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this update provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of FASB ASU 2013-11 did not have a material effect on the Company’s financial statements.

New Accounting Standards Issued But Not Yet Adopted

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"). This ASU requires inventories measured under any methods other than last-in, first-out ("LIFO") or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Subsequent measurement of inventory using LIFO or the retail inventory method is unchanged by this ASU. ASU 2015-11 is effective for public companies for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact that this standard will have on the consolidated financial statements and does not anticipate a significant impact to the Company's financial position as a result of this change.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for us on January 1, 2016, with early adoption permitted. The Company does not believe that this pronouncement will have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for the Company on January 1, 2016, with early adoption permitted.  The Company is currently evaluating the potential changes from this ASU to the Company’s future financial reporting and disclosures.

4.	DEVELOPMENT OF OUR CHROMAID™ TECHNOLOGY

The Company is focused primarily on the development of a proprietary technology which is capable of uniquely identifying and authenticating almost any substance using light to create, record and detect the unique digital “signature” of the substance.  The Company calls this its “ChromaID™” technology.

The Company’s ChromaID™ Technology

The Company has developed a proprietary technology to uniquely identify and authenticate almost any substance. This patented technology utilizes light at the photon (elementary particle of light) level through a series of emitters and detectors to generate a unique signature or “fingerprint” from a scan of almost any solid, liquid or gaseous material.  This signature of reflected or transmitted light is digitized, creating a unique ChromaID signature.  Each ChromaID signature is comprised of from hundreds or thousands of specific data points.

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

The cornerstone of a company with a foundational platform technology is its intellectual property.  ChromaID was invented by scientists from the University of Washington under contract with Visualant.  The Company has pursued an aggressive intellectual property strategy and has been granted nine patents.  The Company currently have 21 patents pending.  The Company possesses all right, title and interest to the issued patents.  Ten of the pending patents are licensed exclusively to us in perpetuity by our strategic partner, the IDMC subsidiary of Intellectual Ventures.

At the Photonics West trade show held in San Francisco in February 2013, we were honored to receive a PRISM award from the Society of Photo-Optical Instrumentation Engineers International, better known as SPIE. The PRISM awards recognizes photonic products that break with conventional ideas, solve problems, and improve life through the application of light-based technologies.

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

Our Commercialization Plans for the ChromaID Technology.

The Company shipped its first ChromaID product, the ChromaID Lab Kits, to our strategic partner IDMC during the last calendar quarter of 2013 and first calendar quarter of 2014, after we completed final assembly and testing. As part of the Company’s agreement with IDMC, the Company curtailed its ChromaID marketing efforts through the fourth calendar quarter of 2014 while IDMC worked to expand our intellectual property portfolio. Thereafter, the Company began to actively market the ChromaID Lab Kits to interested and qualified customers. Some ChromaID Lab Kits are provided free of charge to potential customers.  Others are sold for a modest price. To date, the Company has achieved limited revenue from the sale of our ChromaID Lab Kits.

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

The ChromaID Lab Kit allows customers to experiment with and evaluate the ChromaID technology and determine if it is appropriate for their specific applications. The primary electronic and optical parts of the ChromaID scanner, called the “scan head,” could be supplied to customers to integrate into their own products.  A set of ChromaID Developer Tools are also available.  These allow customers to develop their own applications and products based on the ChromaID technology.

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

Research and Development

The Company’s research and development efforts are primarily focused improving the core foundational ChromaID technology and developing new and unique applications for the technology.   As part of this effort, the Company typically conduct testing to ensure that ChromaID application methods are compatible with the customer’s requirements, and that they can be implemented in a cost effective manner. The Company is also actively involved in identifying new application methods.  Visualant’s team has considerable experience working with the application of light-based technologies and their application to various industries. The Company believes that its continued development of new and enhanced technologies relating to our core business is essential to its future success. The Company spent $362,661 and $670,742 during the years ended September 30, 2015 and 2014, respectively, on research and development activities.  The Company’s research and development efforts are supported internally, through its relationship with IDMC and through contractors led by Dr. Tom Furness and his team at RATLab LLC.

The Company’s Patents

The Company believes that it’s nine patents, 21 patent applications, and two registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets. The Company’s patents will expire at various times between 2027 and 2033. The duration of the Company’s trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

On May 26, 2015, the Company was issued patent US Patent No. 9,041,920 B2 entitled “Device for Evaluation of Fluids using Electromagnetic Energy” by the United States Office of Patents and Trademarks. The patent expires March 12, 2033.

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

In connection with the original license agreement, the Company issued a warrant to purchase 97,169 shares of common stock to IDMC as consideration for the exclusive intellectual property license and application development services. The warrant has a current exercise price of $2.50 per share and expires November 10, 2018. The per share price is subject to adjustment based on any issuances below $2.50 per share except as described in the warrant.

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

The Company also entered into a License Agreement with Sumitomo in May 2012 which provides for an exclusive license for the then-extant ChromaID technology. The territories covered by this license include Japan, China, Taiwan, Korea and the entirety of Southeast Asia (Burma, Indonesia, Thailand, Cambodia, Laos, Vietnam, Singapore and the Philippines). On May 21, 2015, the Company entered into an amendment to the License Agreement, which, effective as of June 18, 2014, which eliminated the Sumitomo exclusivity and provides that if the Company sells products in certain territories – Japan, China, Taiwan, Korea and the entirety of Southeast Asia (Burma, Indonesia, Thailand, Cambodia, Laos, Vietnam, Singapore and the Philippines) – the Company will pay Sumitomo a royalty rate of 2% of net sales (excluding non-recurring engineering revenues) over the remaining term of the five-year License Agreement (through May 2017).

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

Accounts receivable were $619,845 and $815,460, net of allowance, as of September 30, 2015 and 2014, respectively. The Company had one customer (11.1%) in excess of 10% of the Company’s consolidated revenues for the year ended September 30, 2015. The Company had  two customers (13.5% and 11.1%) with accounts receivable in excess of 10% as of September 30, 2015. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

8.	INVENTORIES

Inventories were $217,824 and $412,831 as of September 30, 2015 and 2014, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $20,000 and $10,000 reserve for impaired inventory as of September 30, 2015 and 2014, respectively.

9.	FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $366,250 and $447,236 as of September 30, 2015 and 2014, respectively. Accumulated depreciation was $803,705 and $742,676 as of September 30, 2015 and 2014, respectively. Total depreciation expense, was $79,576 and $64,357 for the years ended September 30, 2015 and 2014, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of September 30, 2015 was comprised of the following:

	Estimated	June 30, 2015
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$192,374	$87,038	$279,412
Leasehold improvements	5-20 years	603,612	-	603,612
Furniture and fixtures	3-10 years	77,039	101,260	178,299
Software and websites	3- 7 years	63,783	44,849	108,632
Less: accumulated depreciation		(570,558)	(233,147)	(803,705)
		$366,250	$-	$366,250

10.	INTANGIBLE ASSETS

Intangible assets as of September 30, 2015 and 2014 consisted of the following:

	Estimated	September 30,	September 30,
	Useful Lives	2015	2014

Customer contracts	5 years	$983,645	$983,645
Technology	5 years	712,500	712,500
Less: accumulated amortization		(1,538,145)	(1,264,492)
Intangible assets, net		$158,000	$431,653

Total amortization expense was $273,653 and $339,229 for the years ended September 30, 2015 and 2014, respectively.

The fair value of the TransTech intellectual property acquired was $983,645, estimated by using a discounted cash flow approach based on future economic benefits associated with agreements with customers, or through expected continued business activities with its customers. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results. The TransTech intellectual property was fully amortized as of September 30, 2015.

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

Accounts payable were $2,520,223 and $2,234,123 as of September 30, 2015 and 2014, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.  The Company had one vendor (12.5%) with accounts payable in excess of 10% of its accounts payable as of September 30, 2015. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

12.	CONVERTIBLE NOTES PAYABLE

The Company entered into a Convertible Note Payable with KBM Worldwide, Inc. on August 25, 2014 for $103,500. The Note was paid off on March 2, 2015. The Company entered into a Convertible Note Payable with KBM on September 24, 2014 for $63,000. The Note was repaid March 27, 2015. The Company entered into a Convertible Note Payable with KBM on January 27, 2015 for $64,000. The KBM Note accrued interest at a rate of 8% per annum and becomes due on October 27, 2015 and was convertible into common stock on July 26, 2015. On August 3, 10, 13 and 14, 2015, the Company issued a total of 23,010 shares of common stock to KBM Worldwide, Inc. related to the conversion of $64,000 of debt and interest of $2,560 pursuant to a Securities Purchase Agreement dated January 27, 2015. The shares were issued at an average of $2.785 per share, with a low price of $2.50 per share.

During the year ended September 30, 2014, the Company recognized $166,500 of other expense related to the KBM Note. During the year ended September 30, 2015, the Company recognized $29,529 of other income and allocated $98,940 to stockholder’s equity related to the KBM Note. The Company recorded accrued interest of $898 as of June 30, 2015. The Company recorded on a loss on conversion of $34,035 and allocated $34,035 to stockholder’s equity.

The Company entered into a Convertible Note Payable with Vis Vires Group, Inc. on August 10, 2015 for $84,000 to fund short-term working capital.  The Vis Vires Note accrues interest at a rate of 8% per annum and becomes due on May 12, 2016 and is convertible into common stock on February 5, 2016. The Vis Vires Note is convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion. The Company recorded accrued interest of $405 as of September 30, 2015.

The Company entered into a Convertible Promissory Note with Planning Partners, Inc. on September 24, 2015 for $25,000 to fund short-term working capital.  The Planning Partners Note accrues interest at a rate of 8% per annum and becomes due on September 23, 2016 and is convertible into common stock as part of our next financing. The Company recorded accrued interest of $38 as of September 30, 2015.

13.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of September 30, 2015 and 2014 consisted of the following:

	September 30,	September 30,
	2015	2014

Capital Source Business Finance Group	$364,757	$488,398
Note payable to Umpqua Bank	199,935	200,000
Secured note payable to J3E2A2Z LP - related party	600,000	600,000
TransTech capitalized leases, net of capitalized interest	0	2,562
Total debt	1,164,692	1,290,960
Less current portion of long term debt	(1,164,692)	(1,290,960)
Long term debt	$-	$-

Capital Source Business Finance Group Secured Credit Facility

The Company finances its TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On June 12, 2015, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($24,000 as of September 30, 2015) on a daily basis. The remaining balance on the accounts receivable line of $364,757 as of September 30, 2015 must be repaid by the time the secured credit facility expires on December 12, 2015, or we renew by automatic extension for the next successive six-month term.

Note Payable to Umpqua Bank

The Company has a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which currently matures on December 31, 2015 and provides for interest at 3.25% per year.  Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $10,340 as of September 30, 2015.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000.  Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on December 31, 2015.  They also provide for a second lien on our assets if not repaid by December 31, 2015 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. The Company recorded accrued interest of $22,167 as of September 30, 2015.

Aggregate maturities totaling $1,164,692 are all due within twelve months.

14.	EQUITY

Authorized Capital Stock

The Company has authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares of voting preferred stock, par value $0.001 per share.

Voting Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

On July 21, 2015, the Company filed with the Nevada Secretary of State an Amended and Restated Certificate of Designations, Preferences and Rights for our Series A Convertible Preferred Stock. Among other things, the Amended and Restated Certificate changed the conversion price and the stated value of the Series A Preferred from $0.10 (pre reverse stock split) to $30.00 (post-reverse stock split), and added a provision adjusting the conversion price upon the occurrence of certain events.

Under the Amended and Restated Certificate, the Company has 11,667 shares of Series A Preferred authorized, all of which are outstanding. Each holder of outstanding shares of Series A Preferred is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred held by such holder are then convertible as of the applicable record date. The Company cannot amend, alter or repeal any preferences, rights, or other terms of the Series A Preferred so as to adversely affect the Series A Preferred, without the written consent or affirmative vote of the holders of at least 66% of the then outstanding shares of Series A Preferred, voting as a separate voting group, given by written consent or by vote at a meeting called for such purpose for which notice shall have been duly given to the holders of the Series A Preferred.

During the year ended September 30, 2015, the Company sold 11,667 Series A Preferred Stock to two investors totaling $350,000.  These shares are expected to be convertible into 11,667 shares of common stock at $30.00 per share, subject to adjustment, for a period of five years.   The Series A Preferred Stock has voting rights and may not be redeemed without the consent of the holder. The Company also issued (i) a Series C five-year Warrant for 23,334 shares of common stock at an exercise price of $30.00 per share, which is callable at $60.00 per share; and (ii) a Series D five-year Warrant for 23,334 shares of common stock at an exercise price of $45.00 per share, which is callable at $90.00 per share. The Series A Preferred Stock and Series C and D Warrants had registration rights.

On July 20, 2015, the two investors entered into an Amendment to Series A Preferred Stock Terms whereby they agreed to the terms of the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock and waived all registration rights.

On August 14, 2015, the warrant exercise price was adjusted to $2.50 per share due to the issuance of common stock at that price.

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

The following equity issuances occurred during the year ended September 30, 2015:

On December 14, 2014, the Company entered into an Advisory Agreement with Lester Garfinkel for financial consulting services. Under the Advisory Agreement, Mr. Garfinkel was awarded 167 shares of our common stock. The Company expensed $2,500 during the year ended September 30, 2015.

On January 23, 2015, the Company issued 9,002 shares of restricted common stock to seven employees and directors for services during 2014. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $15.00 per share, the market price of our common stock. The Company expensed $135,000 during the year ended September 30, 2015.

On February 23, 2015, the Company issued 1,700 shares of common stock to NVPR LLC related to a conversion of $25,499 under a 7% Convertible Debenture.

On April 24, 2015, the Company filed a registration statement on Form S-1 to register $10 million of Company securities in a proposed public offering. The Company has applied for listing of the Company’s common stock and the warrants on The NASDAQ Capital Market.

On May 6, 2015, the Company’s stockholders approved a reverse split of our common stock, in a ratio to be determined by the Company’s Board of Directors, of not less than 1-for-50 nor more than 1-for-150. On June 9, 2015, the Company’s Board of Directors determined that the ratio of the reverse split would be 1-for-150 , and the reverse split became effective on June 17, 2015.  All warrant, option, share and per share information in this Form 10-Q gives retroactive effect for a 1-for-150 split with all numbers rounded up to the nearest whole share. The Company issued 962 fractional shares related to the reverse split.

On August 3, 10, 13 and 14, 2015, the Company issued a total of 23,010 shares of common stock to KBM Worldwide, Inc. related to the conversion of $64,000 of debt and interest of $2,560 pursuant to a Securities Purchase Agreement dated January 27, 2015. The shares were issued at an average of $2.785 per share, with a low price of $2.50 per share. The Company recorded on a loss on conversion of $34,035 and allocated $34,035 to stockholder’s equity.

The Company had the following equity transactions during the year ended September 30, 2014:

On May 15, 2014, the Company issued 10,667 shares of common stock to White Oak Capital LLC related to a conversion under a 7% Convertible Debenture. The shares were valued at $160,000 or $15.00 per share.

On June 12, 2014, the Company issued 2,000 shares of common stock to Dynasty Wealth, Inc. related to Financial Public Relations Group dated June 9, 2014. The shares were valued at $60,000 or $30.00 per share.

On August 27, 2014, the Company entered into an Addendum to a Financial Consultant Agreement or Agreement with D. Weckstein and Co, Inc. for financial consulting and investment banking services. Under the Addendum, Weckstein was awarded 6,667 shares of the Company’s common stock on August 27, 2014. The shares were valued at $30.00 per share by the parties. The Company expensed $70,000 during the year ended September 30, 2014 or $10.50, the closing price on August 27, 2014.

Warrants to Purchase Common Stock

The following warrant issuances occurred during the year ended September 30, 2015:

On June 14, 2013, the Company entered into a Purchase Agreement, Warrants, and Registration Rights Agreement with Special Situations Technology Funds and forty other accredited investors, pursuant to which the Company issued 348,685 shares of common stock at $15.00 per share for a total of $5,230,000, which amount includes the conversion of $500,000 in outstanding debt of the Company owed to one of its officers.  As part of the transaction, which closed on June 14, 2013, the Company issued to the investors (i) five year Series A Warrants to purchase a total of 348,685 shares of common stock at $22.50 per share; and (ii) five year Series B Warrants to purchase a total of 348,685 shares of common stock at $30.00 per share.  The Company also issued 34,871 placement agent warrants exercisable at $15.00 per share to GVC Capital, with an obligation to issue up to 34,871 additional placement agent warrants exercisable at $22.50 per share.  The placement agent warrants shall issue only upon the exercise of the Series A Warrants by the investors, and are issuable ratably based upon the number of Warrants exercised by the investors.  The placement agent warrants have a term of five years from the date of closing of the transaction. On August 14, 2015, the warrant exercise price was adjusted to $2.50 per share due the issuance of common stock at this price.

Warrants to purchase 4,000 shares of common stock at $15.00 per share were forfeited.

The following warrant issuances occurred during the year ended September 30, 2014:

The Company issued a warrant to purchase 97,169 shares of common stock as consideration for the exclusive IP license and application development services to IDMC signed on November 11, 2013. The warrant price of $30.00 per share expires November 10, 2018 and the per share price is subject to adjustment.  On August 14, 2015, the warrant exercise price was adjusted to $2.50 per share due the issuance of common stock at this price.

On April 2, 2014, the Company issued a warrant to purchase 6,667 shares of common stock to Thomas Furness, a supplier, at an exercise price of $30.00 per share. The Warrant expires on April 1, 2019.

On April 2, 2014, the Company issued a warrant to purchase 1,334 shares of common stock to Delacore LLC, a supplier, at an exercise price of $30.00 per share. The Warrant expires on April 1, 2017.

On June 11, 2014, the Company issued a warrant to purchase 3,334 shares of common stock to Designsense Ltd, a supplier, at an exercise price of $30.00 per share. The Warrant expires on June 10, 2017.

On June 11, 2014, the Company issued a warrant to purchase 1,667 shares of common stock to Alan Tompkins, a supplier, at an exercise price of $30.00 per share. The Warrant expires on June 10, 2017.

On June 12, 2014, the Company issued a warrant for 1,334 shares of common stock to Dynasty Wealth, Inc. The warrants vested on June 12, 2014, are exercisable at $30.00 per share expire on September 3, 2016.

Warrants to purchase 11,180 shares of common stock at $46.35 per share were forfeited.

A summary of the warrants issued as of September 30, 2015 were as follows:

	September 30, 2015
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	857,083	$26.28
Issued	46,667	37.50
Exercised	-	-
Forfeited	-	-
Expired	(4,000)	15.00
Outstanding at end of period	899,750	$3.18
Exerciseable at end of period	899,750

A summary of the status of the warrants outstanding as of September 30, 2015 is presented below:

	September 30, 2015
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
876,078	3.31	$2.50	876,078	$2.50
3,334	1.13	19.50-22.50	3,334	19.50-22.50
20,338	1.83	30.00	20,338	30.00
899,750	2.94	$3.18	899,750	$3.18

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the year ended September 30, 2015 were as follows:

Dividend yield	0%
Expected life	3
Expected volatility	90%
Risk free interest rate	0.7%

At September 30, 2015, vested warrants totaling 876,078 shares had an aggregate intrinsic value of $2,715,842.

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

Stock Option Activity

The Company had the following stock option transactions during the year ended September 30, 2015:

During the year ended September 30, 2015, twelve employees and directors, forfeited stock option grants for 41,621 shares of common stock at $18.29 per share.

On January 23, 2015, three employees were issued performance grants for 11,335 shares of common stock at $15.00 per share. The grants were issued in accordance with the 2011 Stock Incentive Plan, vest quarterly over three years after being earned and expire January 22, 2020. As of September 30, 2015, none of the stock option grants were earned.

The Company had the following stock option transactions during the year ended September 30, 2014:

During the year ended September 30, 2015, two employees of TransTech, forfeited stock option grants for 200 shares of common stock at $31.50 per share.

On April 2, 2014, the Company issued stock option grants to two employees totaling 2,633 shares at $15.00 per share. The grants vest quarterly over three years and expire on April 1, 2019.

There are currently 57,407 options to purchase common stock at an average exercise price of $18.435 per share outstanding as of September 30, 2015 under the 2011 Stock Incentive Plan. The Company recorded $65,463 and $87,550 of compensation expense, net of related tax effects, relative to stock options for the years ended September 30, 2015 and 2014 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.058) and ($.079) per share, respectively. At September 30, 2015, there is approximately $185,211 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.24 years.

Stock option activity for the year ended September 30, 2015 and 2014 was as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2013	84,900	18.954	1,609,200
Granted	2,633	15.000	39,500
Exercised	-	-	-
Forfeitures	(200)	(32.500)	(6,500)
Outstanding as of September 30, 2014	87,333	18.804	1,642,200
Granted	11,335	15.000	170,025
Exercised	-	-	-
Forfeitures	(41,261)	(18.286)	(754,500)
Outstanding as of September 30, 2015	57,407	$18.425	$1,057,725

The following table summarizes information about stock options outstanding and exercisable at September 30, 2015:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
13.500	3,334	2.38	$13.50	3,334	$13.50
15.000	20,970	3.83	15.00	6,837	15.00
19.500	19,002	4.50	19.50	19,002	19.50
22.500	13,334	4.63	22.50	13,334	22.50
36.000	767	-	36.00	934	36.00
	57,407	4.24	$18.43	43,441	$20.35

There is no aggregate intrinsic value of the exercisable options as of September 30, 2015.

16.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Note 13 for Notes Payable to Ronald P. Erickson, our Chief Executive Officer Chief and/or entities in which Mr. Erickson has a beneficial interest.

The Company a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which currently matures on December 31, 2015 and provides for interest at 3.25% per year.  Related to the Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity with which Ronald P. Erickson, our Chief Executive Officer, is affiliated.  This demand promissory note will be effective in case of a default by us under the Umpqua Loan.

The Company have two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000.  Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on December 31, 2015.  They also provide for a second lien on our assets if not repaid by December 31, 2015 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. Mr. Erickson and/or entities with which he is affiliated also have advanced $708,500 and have unreimbursed expenses and compensation of approximately $344,221.  The Company Mr. Erickson, or entities with which he is affiliated, $1,652,721 as of September 30, 2015.

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

The aggregate future minimum lease payments under operating leases as of June 30, 2015 were $26,330.

18.	INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Pretax losses arising from United States operations were approximately $773,000 for the year ended September 30, 2015.

Pretax losses arising from United States operations were approximately $835,000 for the year ended September 30, 2014.

The Company has net operating loss carryforwards of approximately $18,901,000, which expire in 2020-2033. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $6,426,000 was established as of September 30, 2015. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control. The Company is subject to possible tax examination for the years 2011 through 2015.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

For the year ended September 30, 2015, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and warrants issued for services.

The principal components of the Company’s deferred tax assets at September 30, 2015 are as follows:

	2015	2014
U.S. operations loss carry forward at statutory rate of 34%	$(6,426,360)	$(6,163,645)
Non-U.S. operations loss carry forward at statutory rate of 20.5%	0	0
Total	(6,426,360)	(6,163,645)
Less Valuation Allowance	6,426,360	6,163,645
Net Deferred Tax Assets	-	-
Change in Valuation allowance	$6,426,360	$6,163,645

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the period ended September 30, 2015 and 2014 is as follows:

	2015	2014
Federal Statutory Rate	-34.0%	-34.0%
Increase in Income Taxes Resulting from:
Change in Valuation allowance	34.0%	34.0%
Effective Tax Rate	0.0%	0.0%

19.	SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued.

As of November 3, 2015, the Company received commitments from debtors to convert $1,000,000 into common stock of the Company as part of the Company’s proposed listing on The NASDAQ Capital Market. These conversions are expected to increase stockholder’s equity by $1,000,000.

The Company entered into convertible notes payable with accredited investors during September 2015 and October 2015 totaling $255,000 to fund short-term working capital.  Notes payable accrue interest at a rate of 8% per annum and becomes due during September and October 2016 and are convertible into common stock as part of the Company’s next financing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Visualant, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INC.

Date: November 4, 2015	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Mark E. Scott
Mark Scott
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Ronald P. Erickson	Chief Executive Officer, President and Director	November 4, 2015
Ronald P. Erickson	(Principal Executive Officer)

/s/ Mark E. Scott	Chief Financial Officer and Secretary	November 4, 2015
Mark Scott	(Principal Financial/Accounting Officer)

/s/ Jon Pepper	Independent Director	November 4, 2015
Jon Pepper

/s/ Ichiro Takesako	Management Director	November 4, 2015
Ichiro Takesako