Form 10-Q
period 2015-12-31
VISUALANT INC
filed 2016-02-16
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of February 16, 2016: 1,191,570 shares

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	September 30, 2015
ASSETS		(audited)

CURRENT ASSETS:
Cash and cash equivalents	$141,059	$82,266
Accounts receivable, net of allowance of $40,000 and $40,000, respectively	611,777	619,849
Prepaid expenses	33,635	27,774
Inventories, net	188,936	217,824
Total current assets	975,407	947,713

EQUIPMENT, NET	348,153	366,250

OTHER ASSETS
Intangible assets, net	122,375	158,000
Goodwill	983,645	983,645
Other assets	5,070	5,070

TOTAL ASSETS	$2,434,650	$2,460,678

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$2,454,638	$2,520,223
Accounts payable - related parties	33,000	73,455
Accrued expenses	54,224	4,068
Accrued expenses - related parties	1,231,549	1,256,861
Derivative liability - warrants	4,050,800	2,704,840
Convertible notes payable	479,000	109,000
Notes payable - current portion of long term debt	1,386,149	1,164,692
Deferred revenue	3,333	5,833
Total current liabilities	9,692,693	7,838,972

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred stock - $0.001 par value, 5,000,000 shares authorized,
11,667 shares issued and outstanding at 12/31/2015 and 9/30/2015, respectively	12	12
Common stock - $0.001 par value, 100,000,000 shares authorized, 1,176,708
and 1,155,991 shares issued and outstanding at 12/31/2015 and 9/30/2015, respectively	1,183	1,156
Additional paid in capital	18,919,244	18,786,694
Accumulated deficit	(26,178,482)	(24,166,156)
Total stockholders' deficit	(7,258,043)	(5,378,294)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,434,650	$2,460,678

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,
	December 31, 2015	December 31, 2014

REVENUE	$1,284,800	$1,843,213
COST OF SALES	1,086,678	1,545,449
GROSS PROFIT	198,122	297,764
RESEARCH AND DEVELOPMENT EXPENSES	91,962	119,387
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	736,207	653,203
OPERATING LOSS	(630,047)	(474,826)

OTHER INCOME (EXPENSE):
Interest expense	(38,639)	(37,130)
Other income	2,320	6,317
(Loss) on change - derivative liability warrants	(1,345,960)	(2,651,007)
Total other (expense)	(1,382,279)	(2,681,820)

LOSS BEFORE INCOME TAXES	(2,012,326)	(3,156,646)

Income taxes - current provision	-	663
		.
NET LOSS	$(2,012,326)	$(3,157,309)

Basic and diluted loss per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(1.73)	$(2.82)

Weighted average shares of common stock outstanding- basic and diluted	1,161,366	1,121,122

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,
	December 31, 2015	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,012,326)	$(3,157,309)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	53,722	104,378
Issuance of capital stock for services and expenses	104,476	2,500
Stock based compensation	11,837	20,835
(Gain) on sale of assets	-	(900)
Loss on change - derivative liability warrants	1,346,264	2,651,007
Provision for losses on accounts receivable	-	3,036
Changes in operating assets and liabilities:
Accounts receivable	7,768	(167,693)
Prepaid expenses	(5,861)	(8,791)
Inventory	28,888	79,758
Accounts payable - trade and accrued expenses	(81,196)	131,745
Income tax receivable	-	663
Deferred revenue	(2,500)	-
CASH (USED IN) OPERATING ACTIVITIES	(548,928)	(340,771)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	2,310
NET CASH PROVIDED BY INVESTING ACTIVITIES:	-	2,310

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	221,457	56,126
Proceeds from sale of preferred stock	-	300,000
Proeeds from warrant exercises	16,264	-
Proceeds from convertible notes payable	370,000	-
Repayments of capital leases	-	(732)
NET CASH PROVIDED BY FINANCING ACTIVITIES	607,721	355,394

NET INCREASE IN CASH AND CASH EQUIVALENTS	58,793	16,933

CASH AND CASH EQUIVALENTS, beginning of period	82,266	70,386

CASH AND CASH EQUIVALENTS, end of period	$141,059	$87,319

Supplemental disclosures of cash flow information:
Interest paid	$15,190	$52,755
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

ChromaID was invented by scientists from the University of Washington under contract with Visualant.  The Company has pursued an aggressive intellectual property strategy and have been granted nine patents.  The Company also has 21 patents pending.  The Company possess all right, title and interest to the issued patents.  Ten of the pending patents are licensed exclusively to the Company in perpetuity by the Company’s strategic partner, Intellectual Ventures through its subsidiary IDMC.

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

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2015, the Company’s accumulated deficit was $26,178,482.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, our Chief Executive Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2015 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $20,000 for impaired inventory as of December 31, 2015 and September 30, 2015, respectively.

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

Derivative Instruments – Warrants with the June 2013 Private Placement

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2015

Liabilities:
Derivative Instruments - Warrants	$-	$3,313,949	$-	$3,313,949

Total	$-	$3,313,949	$-	$3,313,949

Liabilities measured at fair value on a recurring basis are summarized as follows:

December 31, 2015
Market price and estimated fair value of common stock:	$7.27
Exercise price	2.50
Expected term (years)	0.25
Dividend yield	-
Expected volatility	108.3%
Risk-free interest rate	0.001%

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

The proceeds from the private placement were allocated between the shares of common stock and the warrants issued in connection with the private placement based upon their estimated fair values as of the closing date at June 14, 2013, resulting in the aggregate amount of $2,494,710 allocated to stockholders’ equity and $2,735,290 allocated to the warrant derivative.  The Company recognized $1,448,710 of other expense resulting from the increase in the fair value of the warrant liability at September 30, 2013. During the year ended September 30, 2014, the Company recognized $2,092,000 of other income resulting from the decrease in the fair value of the warrant liability at September 30, 2014. During the year ended September 30, 2015, the Company recognized $104,716 of other expense resulting from the decrease in the fair value of the warrant liability at September 30, 2015. During the three months ended December 31, 2015, the Company recognized $1,117,234 of other expense resulting from the increase in the fair value of the warrant liability at December 31, 2015.

Derivative Instruments – Warrant with the November 2013 IDMC Services and License Agreement

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2015

Liabilities:
Derivative Instruments - Warrants	$-	$465,537	$-	$465,537

Total	$-	$465,537	$-	$465,537

Liabilities measured at fair value on a recurring basis are summarized as follows:

December 31, 2015
Market price and estimated fair value of common stock:	$7.27
Exercise price	2.50
Expected term (years)	0.25
Dividend yield	-
Expected volatility	108.3%
Risk-free interest rate	0.001%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The Company issued a warrant to purchase 97,169 shares of common stock in connection with the November 2013 IDMC Services and License Agreement. The warrant price of $30.00 per share expires November 10, 2018 and the per share price is subject to adjustment.  This warrant was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  This warrant was issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of our common stock or securities exercisable, convertible or exchangeable for our common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants was recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished. During the year ended September 30, 2014, the Company recognized $320,657 of other expense related to the IDMC warrant. During the year ended September 30, 2015, the Company recognized $14,574 of other income related to the IDMC warrant. During the three months ended December 31, 2015, the Company recognized $159,454 of other expense resulting from the increase in the fair value of the warrant liability at December 31, 2015.

Derivative Instrument – Series A Convertible Preferred Stock

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2015

Liabilities:
Derivative Instruments - Warrants	$-	$223,586	$-	$223,586

Total	$-	$223,586	$-	$223,586

Liabilities measured at fair value on a recurring basis are summarized as follows:

December 31, 2015
Market price and estimated fair value of common stock:	$7.27
Exercise price	2.50
Expected term (years)	0.25
Dividend yield	-
Expected volatility	108.3%
Risk-free interest rate	0.001%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the Series A Convertible Preferred Stock.

The Company issued 11,667 shares of Series A Convertible Preferred Stock with attached warrants during the year ended September 30, 2015. The Company allocated $233,322 to stockholder’s equity and $116,678 to the derivative warrant liability. The warrants were issued with a down round provision. During the year ended September 30, 2015, the Company recognized $30,338 of other expense related to the warrant liability. During the three months ended December 31, 2015, the Company recognized $76,582 of other expense resulting from the increase in the fair value of the warrant liability at December 31, 2015.

Derivative Instrument – Convertible Note Payable Vis Vires Group, Inc.

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2015

Liabilities:
Derivative Instruments - Convertible Promissory Note	$-	$47,728	$-	$47,728

Total	$-	$47,728	$-	$47,728

Liabilities measured at fair value on a recurring basis are summarized as follows:

December 31, 2015
Market price and estimated fair value of common stock:	$7.27
Exercise price	4.73
Expected term (years)	0.125
Dividend yield	-
Expected volatility	108.3%
Risk-free interest rate	0.001%

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

During the year ended September 30, 2015, the Company recognized $55,038 of other expense related to the Vis Vires Note. During the three months ended December 31, 2015, the Company recognized $7,310 of other income resulting from the decrease in the fair value of the warrant liability at December 31, 2015.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at December 31, 2015 and September 30, 2015 based upon the short-term nature of the assets and liabilities.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2015, there were options outstanding for the purchase of 56,641 common shares, warrants for the purchase of 893,244 common shares, 11,667 shares of our common stock issuable upon the conversion of Series A Convertible Preferred Stock, up to 34,031 shares of our common stock issuable upon the exercise of placement agent warrants and an unknown number of shares related to the conversion of $479,000 in convertible promissory notes which could potentially dilute future earnings per share. As of December 31, 2014, there were options outstanding for the purchase of 12,900,000 common shares, warrants for the purchase of 134,555,286 common shares, preferred stock for the conversion of 3,000,000 common shares and an unknown number of shares related to the conversion of $166,500 in Convertible Promissory Notes due to KBM Worldwide, Inc. which could potentially dilute future earnings per share.

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

The Company expects its ownership of TransTech to accelerate our market entry and penetration through well-operated and positioned dealers of security and authentication systems, thus creating a natural distribution channel for products featuring its proprietary ChromaID technology.  TransTech currently provides substantially all of our revenues.  TransTech’s management team functions independently from Visualant’s and its operations require a minimal commitment of our management time and other resources.  The Company’s acquisition of TransTech closed in June 2010.

7.	ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $611,777 and $619,849, net of allowance, as of December 31, 2015 and September 30, 2015, respectively. The Company had one customer (14.4%) in excess of 10% of our consolidated revenues for the three months ended December 31, 2015. The Company had one customer (32.0%) with accounts receivable in excess of 10% as of December 31, 2015. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

8.	INVENTORIES

Inventories were $188,936 and $217,824 as of December 31, 2015 and September 30, 2015, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $20,000 reserve for impaired inventory as of December 31, 2015 and September 30, 2015, respectively.

9.	FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $348,153 and $366,250 as of December 31, 2015 and September 30, 2015, respectively. Accumulated depreciation was $821,802 and $803,705 as of December 31, 2015 and September 30, 2015, respectively. Total depreciation expense, was $18,097 and $19,571 for the three months ended December 31, 2015 and 2014, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of December 31, 2015 was comprised of the following:

	Estimated	December 31, 2015
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$192,374	$87,038	$279,412
Leasehold improvements	5-20 years	603,612	-	603,612
Furniture and fixtures	3-10 years	77,039	101,260	178,299
Software and websites	3- 7 years	63,783	44,849	108,632
Less: accumulated depreciation		(588,655)	(233,147)	(821,802)
		$348,153	$-	$348,153

10.	INTANGIBLE ASSETS

Intangible assets as of December 31, 2015 and September 30, 2015 consisted of the following:

	Estimated	December 31.	September 30,
	Useful Lives	2015	2015

Customer contracts	5 years	$983,645	$983,645
Technology	5 years	712,500	712,500
Less: accumulated amortization		(1,573,770)	(1,538,145)
Intangible assets, net		$122,375	$158,000

Total amortization expense was $35,625 and $84,087 for the three months ended December 31, 2015 and 2014, respectively.

The fair value of the TransTech intellectual property acquired was $983,645, estimated by using a discounted cash flow approach based on future economic benefits associated with agreements with customers, or through expected continued business activities with its customers. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results. The TransTech intellectual property was fully amortized as of December 31, 2015.

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

Accounts payable were $2,454,638 and $2,520,233 as of December 31, 2015 and September 30, 2015, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.  The Company had three vendors (13.3%, 10.2% and 10.0%) with accounts payable in excess of 10% of its accounts payable as of December 31, 2015. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

12.	CONVERTIBLE NOTES PAYABLE

The Company entered into a Convertible Note Payable with Vis Vires Group, Inc. on August 10, 2015 for $84,000 to fund short-term working capital.  The Vis Vires Note accrued interest at a rate of 8% per annum and becomes due on May 12, 2016 and was convertible into common stock on February 5, 2016. The Vis Vires Note was convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion. The Company recorded accrued interest of $2,099 as of December 31, 2015. On February 6, 2015, the Company paid $114,979 to Vis Vires to repay the Note Payable in full.

The Company entered into Convertible Promissory Notes totaling $395,000 with accredited investors during September to November 2015 to fund short-term working capital.  The Notes accrue interest at a rate of 8% per annum and become due September 2016 to November 2016 and are convertible into common stock as part of our next financing. The Company recorded accrued interest of $6,088 as of December 31, 2015.

13.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of December 31, 2015 and December 31, 2014 consisted of the following:

	December 31,	September 30,
	2015	2015

Capital Source Business Finance Group	$410,624	$364,757
AMEX Merchant Services Financing Loan	175,590	-
Note payable to Umpqua Bank	199,935	199,935
Secured note payable to J3E2A2Z LP - related party	600,000	600,000
Total debt	1,386,149	1,164,692
Less current portion of long term debt	(1,386,149)	(1,164,692)
Long term debt	$-	$-

Capital Source Business Finance Group Secured Credit Facility

The Company finances its TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On December 12, 2015, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($6,000 as of December 31, 2015) on a daily basis. The remaining balance on the accounts receivable line of $410,624 as of December 31, 2015 must be repaid by the time the secured credit facility expires on June 12, 2016, or we renew by automatic extension for the next successive six-month term.

AMEX Merchant Services Financing Loan

TransTech entered into a one year Loan in the amount of $214,000 on November 25, 2015 with AMEX Merchant Financing.  The loan fees were $25,680.  The total Loan of $239,680 will be paid with monthly payments of 25% of Credit Card Receipts on Monthly Sales.  The amount of the loan was based on historical usage of credit card processing.  No prepayment penalty for accelerated payments and or the balance before the maturity date of November 24, 2016. The remaining balance on the loan is $175,590 as of December 31, 2015.

Note Payable to Umpqua Bank

The Company has a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which matures on December 31, 2015 and provides for interest at 3.25% per year.  On December 19, 2015, the Umpqua Loan maturity was extended to December 31, 2016 and provides for interest at 3.50% per year Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $11,852 as of December 31, 2015.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000.  Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on March 31, 2016.  They also provide for a second lien on our assets if not repaid by March 31, 2016 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. The Company recorded accrued interest of $26,704 as of December 31, 2015.

Aggregate maturities totaling $1,386,149 are all due within twelve months.

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

The following equity issuances occurred during the three months ended December 31, 2015:

Four investors converted warrants into 6,506 shares of common stock at $250 per share or $16,265.

On October 21, 2015, the Company entered into a Public Relations Agreement with Financial Genetics LLC for public relation services. Under the Agreement, Financial Genetics was awarded 12,500 shares of our common stock. The Company expensed $92,500 during the three months ended December 31, 2015.

On October 6, 2015, the Company entered into a Consulting Agreement with Joshua Conroy for business development services. Under the Agreement, Mr. Conroy was awarded 1,711 shares of our common stock. The Company expensed $11,977 during the three months ended December 31, 2015.

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

Warrants to Purchase Common Stock

The following warrant exercises occurred during the three months ended December 31, 2015:

Four investors converted warrants into 6,506 shares of common stock at $250 per share or $16,265.

A summary of the warrants issued as of December 31, 2015 were as follows:

	December 31, 2015
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	899,750	$3.18
Issued	-	-
Exercised	(6,506)	(2.50)
Forfeited	-	-
Expired	-	-
Outstanding at end of period	893,244	$3.19
Exerciseable at end of period	893,244

A summary of the status of the warrants outstanding as of December 31, 2015 is presented below:

	December 31, 2015
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
869,572	2.26	$2.50	869,572	$2.50
3,334	0.88	19.50-22.50	3,334	19.50-22.50
20,338	1.58	30.00	20,338	30.00
893,244	2.08	$3.19	893,244	$3.19

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended December 31, 2015 were as follows:

Dividend yield	0%
Expected life	3
Expected volatility	90%
Risk free interest rate	0.7%

There were vested warrants of 899,750 as of December 31, 2015 with an aggregate intrinsic value of $4,147,858.

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

Stock Option Activity

The Company had the following stock option transactions during the three months ended December 31, 2015:

During the three months ended December 31, 2015, employees forfeited stock option grants for 767 shares of common stock at $36.03 per share.

There are currently 56,641 options to purchase common stock at an average exercise price of $18.187 per share outstanding as of December 31, 2015 under the 2011 Stock Incentive Plan. The Company recorded $11,837 and $20,835 of compensation expense, net of related tax effects, relative to stock options for the three months ended December 31, 2015 and 2014 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.010) and ($.019) per share, respectively. At December 31, 2015, there is approximately $173,374 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.02 years.

Stock option activity for the three months ended December 31, 2015 and the years ended September 30, 2015 and 2014 was as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2013	84,900	$18.954	$1,609,200
Granted	2,633	15.002	39,500
Exercised	-	-	-
Forfeitures	(200)	(32.500)	(6,500)
Outstanding as of September 30, 2014	87,333	18.804	1,642,200
Granted	11,335	15.000	170,025
Exercised	-	-	-
Forfeitures	(41,261)	(18.286)	(754,500)
Outstanding as of September 30, 2015	57,407	18.43	1,057,725
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(766)	(36.034)	(27,602)
Outstanding as of December 31, 2015	56,641	$18.187	$1,030,123

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2015:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
13.500	3,334	2.25	$13.50	3,334	$13.50
15.000	20,970	3.58	15.00	7,639	15.00
19.500	19,003	4.34	19.50	19,002	19.50
22.500	13,334	4.38	22.50	13,334	22.50
	56,641	4.02	$18.19	43,309	$19.64

There were exercisable options of 43,909 as of December 31, 2015 with an aggregate intrinsic value of $0.

16.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Note 13 for Notes Payable to Ronald P. Erickson, our Chief Executive Officer Chief and/or entities in which Mr. Erickson has a beneficial interest.

The Company has a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which matures on December 31, 2015 and provides for interest at 3.25% per year.  On December 19, 2015, the Umpqua Loan maturity was extended to December 31, 2016 and provides for interest at 3.50% per year Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $11,852 as of December 31, 2015.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000.  Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on March 31, 2016.  They also provide for a second lien on our assets if not repaid by March 31, 2016 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. The Company recorded accrued interest of $26,704 as of December 31, 2015.

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

The aggregate future minimum lease payments under operating leases as of December 31, 2015 were $12,077.

18.	SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available. Subsequent to December 31, 2015, there were the following material transactions that require disclosure:

The Company entered into 10% Convertible Promissory Notes and Securities Purchase Agreements with three accredited investors on February 4, 2016 totaling $165,000 to fund short-term working capital. The Notes become due on February 3, 2017 and are convertible into common stock after six months from issuance. The Notes are convertible at 60% of the average of the lowest trading price in the 25 days prior to conversion. The Company issued a total of 10,500 shares of restricted common stock to the investors. The Company received $128,500 net of all fees.

The Company entered into a Convertible Note Payable with Vis Vires Group, Inc. on August 10, 2015 for $84,000 to fund short-term working capital.  The Vis Vires Note accrued interest at a rate of 8% per annum and becomes due on May 12, 2016 and was convertible into common stock on February 5, 2016. The Vis Vires Note was convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion. The Company recorded accrued interest of $2,099 as of December 31, 2015. On February 6, 2015, the Company paid $114,979 to Vis Vires to repay the Note Payable in full.

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

(dollars in thousands)

	Three Months Ended December 31,
	2015	2014	$ Variance	% Variance

Revenue	$1,285	$1,843	$(558)	-30.3%
Cost of sales	1,087	1,545	(458)	29.6%
Gross profit	198	298	(100)	-33.6%
Research and development expenses	92	119	(27)	22.7%
Selling, general and administrative expenses	736	653	83	-12.7%
Operating loss	(630)	(474)	(156)	-32.9%
Other income (expense):
Interest expense	(39)	(37)	(2)	-5.4%
Other income	2	6	(4)	-66.7%
(Loss) on change - derivative liability warrants	(1,345)	(2,651)	1,306	49.3%
Total other (expense)	(1,382)	(2,682)	1,300	48.5%
Loss before income taxes	(2,012)	(3,156)	1,144	36.2%
Income taxes - current provision	-	1	(1)	-100.0%
Net loss	$(2,012)	$(3,157)	$1,145	36.3%

THREE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THE THREE MONTHS ENDED DECEMBER  31, 2014

Sales

Net revenue for the three months ended December 31, 2015 decreased $558,000 to $1,285,000 as compared to $1,843,000 for the three months ended December 31, 2014. The decrease was due to lower sales at TransTech of $1,282,000 resulting from a reduction in sales from the products of one large vendor.

Cost of Sales

Cost of sales for the three months ended December 31, 2015 decreased $458,000 to $1,087,000 as compared to $1,545,000 for the three months ended December 31, 2014. The decrease was due to lower sales and gross margins at TransTech, Gross profit was $198,000 for the three months ended December 31, 2015 as compared to $298,000 for the three months ended December 31, 2014. Gross profit was 15.4% for the three ended December 31, 2015 as compared to 16.2% for the three months ended December 31, 2014. The gross profit increase related to lower sales prices at TransTech.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2015 decreased $27,000 to $92,000 as compared to $119,000 for the three months ended December 31, 2014. The decrease was due to reduced expenditures for suppliers related to the commercialization of our ChromaID technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2015 increased $83,000 to $736,000 as compared to $653,000 for the three months ended December 31, 2014. The increase primarily was due to increase in investor relations expenses of $89,000 and consulting expenses of $43,000, offset by a decrease in business development expenses of $24,000 and in other general expenses $25,000. As part of the selling, general and administrative expenses for the three months ended December 31, 2015, we incurred investor relation expenses of $96,000 and business development expenses of $8,000.

Other Income/Expense

Other expense for the three months ended December 31, 2015 was $1,382,000 as compared to $2,682,000 for the three months ended December 31, 2014. The other expense for the three months ended December 31, 2015 included other income of $2,00, offset by loss on change - derivative liability of $1,345,000, and interest expense of $39,000. The loss on change derivative liability warrants related to derivative instruments included in the June 2013 private placement, the November 2013 IDMC Services and License Agreement, our convertible notes payable and the issuance of Series A Convertible Preferred Stock.

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

Net Loss

Net loss for the three months ended December 31, 2015 was $2,012,000 as compared to $3,157,000 for the three months ended December 31, 2014. Net loss for the three months ended December 31, 2015 included non-cash other expense of $1,516,000 including (i) depreciation and amortization of $54,000; (ii) issuance of capital stock for services and expenses of $104,000; (iii) stock based compensation of $12,000; and (iv) loss on change – derivative liability warrants of $1,346,000. TransTech’s net loss from operations was $86,000 for the three months ended December 31, 2015 as compared net income of $15,000 for the three months ended December 31, 2014.

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

We had cash of $141,000 and net working capital deficit of approximately $4,666,000 (excluding the derivative liability- warrants of $4,051,000) as of December 31, 2015.  We expect losses to continue as we commercialize our ChromaID™ technology. Our cash used in operations for the years ended September 30, 2015 and 2014 was ($240,000) and $(1,379,000), respectively.  We believe that our cash on hand will be sufficient to fund our operations through March 31, 2015.

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

In connection with the  Special Situations transaction, in June 2013 we have outstanding Series A Warrants to purchase a total of 345,018 shares of common stock with a current exercise price of $2.50 per share, and Series B Warrants to purchase a total of 346,685 shares of common stock with a current exercise price of $2.50 per share, the IDMC warrant to purchase 97,169 shares of common stock with a current exercise price of $2.50 per share, Series C Warrants to purchase 23,334 shares of common stock with a current exercise price of $2.50 per share and Series D Warrants to purchase 23,334 shares of common stock at an exercise price of current exercise price of $2.50 per share (collectively, the “Special Situations Warrants”).  The Special Situations Warrants contain an adjustment provision that would require an adjustment in the exercise price of the Special Situations Warrants if we issue common stock, warrants or equity below the price that is reflected in the Special Situations Warrants.  If we issue any additional shares of common stock, warrants or other equity securities at a price below the exercise prices of the Special Situations Warrants, it would result in a reduction in the exercise price of the Special Situations Warrants.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the sale common stock, issuance of common stock in conjunction with an equity line of credit, loans by our Chief Executive Officer and the exercise of warrants.

We finance our TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On December 12, 2015, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($6,000 as of December 31, 2015) on a daily basis. The remaining balance on the accounts receivable line of $410,624 as of December 31, 2015 must be repaid by the time the secured credit facility expires on June 12, 2016, or we renew by automatic extension for the next successive six-month term.

Operating Activities

Net cash used in operating activities for the three months ended December 31, 2015 was $549,000. This amount was primarily related to a net loss of $2,012,000 and a decrease in accounts payable and accrued expenses of $81,000, offset by non-cash other expense of $1,516,000 and a decrease in inventory of $28,000. The non-cash other expense of $1,516,000 includes (i) depreciation and amortization of $54,000; (ii) issuance of capital stock for services and expenses of $104,000; (iii) stock based compensation of $12,000; and (iv) loss on change – derivative liability warrants of $1,346,000.

Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2015 was $608,000. This amount was primarily related to (i) proceeds from the exercise of warrants of $16,000; (ii) proceeds from convertible notes of $370,000; and proceeds from line of credit of $222,000.

Our contractual cash obligations as of December 31, 2015 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$12,077	$12,077	$-	$-	$-
Convertible notes payable	479,000	479,000	-	-	-
Notes payable	1,386,149	1,386,149	-	-	-
Capital expenditures	100,000	20,000	40,000	40,000	-
	$1,977,226	$1,897,226	$40,000	$40,000	$-

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

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

We commenced our formal commercial launch in the fourth fiscal quarter of 2014 and anticipate growth in our business operations. Since our inception in 1998, we have increased our number of employees to 15 as of December 31, 2015 and we expect to increase our number of employees further as our business grows. This future growth could create strain on our organizational, administrative and operational infrastructure, including quality control, customer service and sales and marketing. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and management controls, as well as our reporting systems and procedures. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure and staff and implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our operations. Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

Risks Relating to our Business and Financial Condition

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have experienced net losses since inception. As of December 31, 2015, we had an accumulated deficit of $26.2 million and net losses in the amount of $2,631,000 and $1,017,000 for the years ended September 30, 2015 and 2014, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital.  Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer.  Our ChromaID business has produced limited revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

We need additional financing to support our technology development and ongoing operations, pay our debts and maintain ownership of our intellectual properties.

We are currently operating at a loss.  We believe that our cash on hand will be sufficient to fund our operations through March 31, 2016. We need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.   We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt.  Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

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

We have obligations to repay approximately $2,335,991 in various loans in the near future, and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

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

We also have two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000.  Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on March 31, 2016.  They also provide for a second lien on our assets if not repaid by March 31, 2016 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. Mr. Erickson and/or entities with which he is affiliated also have advanced $668,500 and have unreimbursed expenses and compensation of approximately $368,556.  We owe Mr. Erickson, or entities with which he is affiliated, $1,657,056 as of December 31, 2015.

We also have a convertible note payable to Vis Vires Group, Inc. totaling $84,000 to fund short-term working capital.  The Vis Vires Note accrues interest at a rate of 8% per annum, becomes due on May 12, 2016 and is convertible into common stock on February 5, 2016. The Vis Vires Note is convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion.

We also have convertible notes payable to investors totaling $395,000 to fund short-term working capital.  These notes accrue interest at a rate of 8% per annum, become due during September and October 2016 and are convertible into common stock as part of our next financing, at a conversion price equal to the price of the common stock sold in that financing.

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

In connection with the June 2013 Special Situations financing described below under “Liquidity and Capital Resources”, we have outstanding Series A Warrants to purchase a total of 345,018 shares of common stock with a current exercise price of $2.50 per share, and Series B Warrants to purchase a total of 346,685 shares of common stock with a current exercise price of $2.50 per share, the IDMC warrant to purchase 97,169 shares of common stock with a current exercise price of $2.50 per share, Series C Warrants to purchase 23,334 shares of common stock with a current exercise price of $2.50 per share and Series D Warrants to purchase 23,334 shares of common stock at an exercise price of current exercise price of $2.50 per share (collectively, the “Special Situations Warrants”).  The Special Situations Warrants contain an adjustment provision that would require an adjustment in the exercise price of the Special Situations Warrants if we issue common stock, warrants or equity below the price that is reflected in the Special Situations Warrants (currently $2.50 per share).  If we issue any additional shares of common stock, warrants or other equity securities at a price below the exercise prices of the Special Situations Warrants, it would result in a reduction in the exercise price of the Special Situations Warrants. A downward adjustment in the exercise price of the Special Situations Warrants could also affect the market price of the common stock.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of December 31, 2015, there were 1,176,708 shares of our common stock issued and outstanding, outstanding stock options grants for the purchase of 56,641 shares of common stock at an $18.19 average exercise price and outstanding warrants for the purchase of 893,244 shares of common stock at a $3.19 average exercise price.  We may be obligated to issue up to 34,035 additional placement agent warrants at $2.50 per share related to the funding which closed June 14, 2013 which have the potential to add additional shares to the total number of shares of common stock issued and outstanding.

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

During the three months ended December 31, 2015, we had the following issuances of unregistered sales of equity securities:

Four investors converted warrants into 6,506 shares of common stock at $250 per share or $16,265.

On October 21, 2015, we entered into a Public Relations Agreement with Financial Genetics LLC for public relation services. Under the Agreement, Financial Genetics was awarded 12,500 shares of our common stock. We expensed $92,500 during the three months ended December 31, 2015.

On October 6, 2015, we entered into a Consulting Agreement with Joshua Conroy for business development services. Under the Agreement, Mr. Conroy was awarded 1,711 shares of our common stock. We expensed $11,977 during the three months ended December 31, 2015.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)         Exhibits

10.1	Amendment 5 to Demand Promissory Note dated December 31, 2015 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 4, 2016).

10.2	Amendment 6 to Demand Promissory Note dated December 31, 2015 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 4, 2016).

10.3	Amendment 7 to Demand Promissory Note dated December 31, 2015 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 4, 2016).

10.4	Form of Note and Warrant Purchase Agreement (filed herewith).

10.5	Form of Subordinated Convertible Promissory Note (filed herewith).

10.6	Form of Warrant to Purchase Shares (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith).

32.1	Section 906 Certifications (filed herewith).

32.2	Section 906 Certifications (filed herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)

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

VISUALANT, INCORPORATED

(Registrant)

Date: February 16, 2016	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: February 16, 2016	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)