Form 10-Q
period 2016-03-31
VISUALANT INC
filed 2016-05-05
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of May 5, 2016: 1,261,344 shares

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	September 30, 2015
ASSETS		(audited)

CURRENT ASSETS:
Cash and cash equivalents	$520,281	$82,266
Accounts receivable, net of allowance of $40,000 and $40,000, respectively	810,484	619,849
Prepaid expenses	35,321	27,774
Inventories, net	253,963	217,824
Total current assets	1,620,049	947,713

EQUIPMENT, NET	344,244	366,250

OTHER ASSETS
Intangible assets, net	86,750	158,000
Goodwill	983,645	983,645
Other assets	5,070	5,070

TOTAL ASSETS	$3,039,758	$2,460,678

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$2,557,359	$2,520,223
Accounts payable - related parties	30,480	73,455
Accrued expenses	71,517	4,068
Accrued expenses - related parties	1,250,415	1,256,861
Derivative liability	3,574,346	2,704,840
Convertible notes payable	868,749	109,000
Notes payable - current portion of long term debt	1,307,632	1,164,692
Deferred revenue	833	5,833
Total current liabilities	9,661,331	7,838,972

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 3/31/2016 and 9/30/2015, respectively	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 23,334
and 11,667 issued and outstanding at 3/31/2016 and 9/30/2015, respectively	23	12
Series B Redeemable Convertible Preferred stock - $0.001 par value, 5,000 shares authorized,
255 and 0 shares issued and outstanding at 3/31/2016 and 9/30/2015, respectively	5	-
Common stock - $0.001 par value, 100,000,000 shares authorized, 1,259,644
and 1,155,991 shares issued and outstanding at 3/31/2016 and 9/30/2015, respectively	1,260	1,156
Additional paid in capital	19,850,314	18,786,694
Accumulated deficit	(26,473,175)	(24,166,156)
Total stockholders' deficit	(6,621,573)	(5,378,294)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,039,758	$2,460,678

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

REVENUE	$1,467,465	$1,435,097	$2,752,265	$3,278,310
COST OF SALES	1,252,275	1,204,705	2,338,953	2,750,154
GROSS PROFIT	215,190	230,392	413,312	528,156
RESEARCH AND DEVELOPMENT EXPENSES	81,765	77,143	173,727	196,530
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	817,778	875,022	1,553,985	1,528,225
OPERATING LOSS	(684,353)	(721,773)	(1,314,400)	(1,196,599)

OTHER INCOME (EXPENSE):
Interest expense	(87,737)	(83,889)	(126,378)	(121,019)
Other income	945	12,131	3,265	18,448
Gain (loss) on change - derivative liability	476,454	3,032,030	(869,506)	381,023
Total other income (expense)	389,662	2,960,272	(992,619)	278,452

LOSS BEFORE INCOME TAXES	(294,691)	2,238,499	(2,307,019)	(918,147)

Income taxes - current provision	-	(3,752)	-	(3,089)
		.		.
NET (LOSS) INCOME	$(294,691)	$2,242,251	$(2,307,019)	$(915,058)

Basic and diluted (loss) income per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Basic and diluted l(oss ) income per share	$(0.24)	$1.99	$(1.95)	$(0.81)

Weighted average shares of common stock outstanding- basic and diluted	1,210,141	1,128,757	1,185,620	1,124,897

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,307,019)	$(915,058)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	94,546	209,882
Issuance of capital stock for services and expenses	184,827	137,500
Stock based compensation	23,674	40,150
(Gain) on sale of assets	(800)	(18,650)
Loss on change - derivative liability	869,506	(381,023)
Provision for losses on accounts receivable	649	3,036
Non-cash related to issuance of convertible notes payable	131,507	-
Changes in operating assets and liabilities:
Accounts receivable	(191,284)	(52,882)
Prepaid expenses	(7,547)	(9,724)
Inventory	(36,139)	103,088
Accounts payable - trade and accrued expenses	55,164	760,980
Income tax receivable	-	(3,089)
Deferred revenue	(5,000)	-
CASH (USED IN) OPERATING ACTIVITIES	(1,187,916)	(125,790)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,290)	-
Proceeds from sale of equipment	800	20,060
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:	(490)	20,060

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	142,940	(88,799)
Proceeds from sale of preferred stock	505,000	350,000
Proeeds from warrant exercises	169,360	-
Proceeds from convertible notes payable	924,500	64,000
Repayments of convertible notes	(114,979)	(166,500)
Repayments of capital leases	-	(1,495)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,626,821	157,206

NET INCREASE IN CASH AND CASH EQUIVALENTS	438,415	51,476

CASH AND CASH EQUIVALENTS, beginning of period	82,266	70,386

CASH AND CASH EQUIVALENTS, end of period	$520,681	$121,862

Supplemental disclosures of cash flow information:
Interest paid	$26,460	$81,257
Taxes paid	$-	$-

Gain (loss) on change - derivative liability warrants	$-	$17,727
Issuance of common stock for debt conversion	$-	$25,499

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Visualant, Incorporated (the “Company,” “Visualant, Inc.” or “Visualant”) was incorporated under the laws of the State of Nevada in 1998.  The Company has authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share. On July 21, 2015, the Company filed with the Secretary of State of Nevada an Amended and Restated Certificate of Designations, Preferences and Rights for our Series A Convertible Preferred Stock. On March 8, 2016, the Company received approval from the State of Nevada for the Certificate of Designations of Preferences, Powers, Rights and Limitations of Series B Redeemable Convertible Preferred Stock. The Certificate authorized 5,000 shares of Series B Preferred Stock at a par value of $.001 per share that is convertible into common stock at $7.50 per share, subject to certain adjustments as set forth in the Certificate.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $ 2,307,019, $2,631,037 and $1,017,291 for the six months ended March 31, 2016 and the years ended September 30, 2015 and 2014, respectively. Net cash used in operating activities was $(1,187,916), $(239,877) and $(1,379,397) for the for the six months ended March 31, 2016 and the years ended September 30, 2015 and 2014, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2016, the Company’s accumulated deficit was $26,473,175. The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, our Chief Executive Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2015 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

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

The unaudited consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $20,000 for impaired inventory as of March 31, 2016 and September 30, 2015, respectively.

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

Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at March 31, 2016 and September 30, 2015 based upon the short-term nature of the assets and liabilities.

Derivative financial instruments -The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Convertible Securities – Based upon ASC 815-15, we have adopted a sequencing approach regarding the application of ASC 815-40 to convertible securities issued subsequent to September 30, 2015. We will evaluate our contracts based upon the earliest issuance date. In the event partial reclassification of contracts subject to ASC 815-40-25 is necessary, due to our inability to demonstrate we have sufficient shares authorized and unissued, shares will be allocated on the basis of issuance date, with the earliest issuance date receiving first allocation of shares. If a reclassification of an instrument were required, it would result in the instrument issued latest being reclassified first

Income Taxes – Income taxes are calculated based upon the asset and liability method of accounting.  Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard to allow for recognition of such an asset.  In addition, realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements.  Further, the recognition of tax benefits recorded in the financial statements, if any, is based on the amount most likely to be realized assuming a review by tax authorities having all relevant information.

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of March 31, 2016, there were (i) options outstanding for the purchase of 56,641 common shares;  (ii) warrants for the purchase of 931,755 common shares; (iii) 23,334 shares of our common stock issuable upon the conversion of Series A Convertible Preferred Stock; (iv) up to 28,554 shares of our common stock issuable upon the exercise of placement agent warrants; (v) an unknown number of shares related to the conversion of $975,000 in convertible promissory notes and an unknown number of our common shares issuable upon the exercise of $719,000 of warrants related to Convertible Notes Payable; and (vi)  and unknown number of shares related to the conversion of Series B Redeemable Preferred Stock which could potentially dilute future earnings per share. As of March 31, 2015, there were (i) options outstanding for the purchase of 72,433 common shares; (ii) warrants for the purchase of 899,702 common shares; (iii) preferred stock for the conversion of 23,334 common shares; and (iv) an unknown number of shares related to the conversion of a $64,000 Convertible Promissory Note which could potentially dilute future earnings per share.

Dividend Policy – The Company has never paid any cash dividends and intends, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Patent Policy—The Company expenses all costs incurred for patents applications and registered trademarks.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for us on January 1, 2016, with early adoption permitted. The Company does not believe that this pronouncement had no impact on the Company’s consolidated financial statements.

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

IDMC Relationship

In November 2013, the Company entered into a strategic relationship with IDMC, a subsidiary of Intellectual Ventures, a private intellectual property fund. IDMC has worked to expand the reach and the potential application of the ChromaID technology and has filed ten patents base on the ChromaID technology, which it has licensed to the Company.  In connection with IDMC’s work to expand the Company’s intellectual property portfolio, the Company agreed to curtail outbound marketing activities of its technology through the fourth fiscal quarter of 2014.

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

The Company’s next planned product should be an exemplar product is a prototype that will be produced to address several markets. The primary purpose of this prototype will be to demonstrate the technology to prospective business partners, and will consist of a small, hand held, battery powered, Bluetooth enabled scanning device.  The scanner should wirelessly connect to a smart phone or tablet to transfer the scanned data.  The smart phone application will include two or three industry specific but generic applications that allow for the demonstration of the scanning and matching of the ChromaID signatures. The applications will focus on drug identification, food safety and liquid detection. The prototype device will lend itself to consumer applications and can be a consumer product as well.

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

6.	ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $810,484 and $619,849, net of allowance, as of March 31, 2016 and September 30, 2015, respectively. The Company had one customer (16.1%) in excess of 10% of our consolidated revenues for the six months ended March 31, 2016. The Company had two customers (35.3% and 12.4%) with accounts receivable in excess of 10% as of March 31, 2016. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

7.	INVENTORIES

Inventories were $253,963 and $217,824 as of March 31, 2016 and September 30, 2015, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $20,000 reserve for impaired inventory as of March 31, 2016 and September 30, 2015, respectively.

8.	FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $344,244 and $366,250 as of March 31, 2016 and September 30, 2015, respectively. Accumulated depreciation was $788.472 and $803,705 as of March 31, 2016 and September 30, 2015, respectively. Total depreciation expense, was $36,278 and $40,357 for the three months ended March 31, 2016 and 2015, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of March 31, 2016 was comprised of the following:

	Estimated	March 31, 2016
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$249,350	$69,581	$318,931
Leasehold improvements	5-20 years	603,612	-	603,612
Furniture and fixtures	3-10 years	73,977	101,260	175,237
Software and websites	3- 7 years	34,936	-	34,936
Less: accumulated depreciation		(617,631)	(170,841)	(788,472)
		$344,244	$-	$344,244

Depreciation expense was $23,296 and $40,150 for the six months ended March 31, 2016 and 2015, respectively.

9.	DERIVATIVE INSTRUMENTS

In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants or conversion features with such provisions are no longer recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price.

Derivative liability as of March 31, 2016 is as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	March 31, 2016

Liabilities:
Derivative Instruments	$-	$3,574,346	$-	$3,574,346

Total	$-	$3,574,346	$-	$3,574,346

Derivative liability as of September 30, 2015 is as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2015

Liabilities:
Derivative Instruments	$-	$2,704,840	$-	$2,704,840

Total	$-	$2,704,840	$-	$2,704,840

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

Derivative Instruments – Warrants with the June 2013 Private Placement

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

The proceeds from the private placement were allocated between the shares of common stock and the warrants issued in connection with the private placement based upon their estimated fair values as of the closing date at June 14, 2013, resulting in the aggregate amount of $2,494,710 allocated to stockholders’ equity and $2,735,290 allocated to the warrant derivative.  The Company recognized $1,448,710 of other expense resulting from the increase in the fair value of the warrant liability at September 30, 2013. During the year ended September 30, 2014, the Company recognized $2,092,000 of other income resulting from the decrease in the fair value of the warrant liability at September 30, 2014. During the year ended September 30, 2015, the Company recognized $104,716 of other expense resulting from the decrease in the fair value of the warrant liability at September 30, 2015. During the six months ended March 31, 2016, the Company recognized $668,194 of other expense resulting from the increase in the fair value of the warrant liability at March 31, 2016.

Derivative Instruments – Warrant with the November 2013 IDMC Services and License Agreement

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The Company issued a warrant to purchase 97,169 shares of common stock in connection with the November 2013 IDMC Services and License Agreement. The warrant price of $30.00 per share expires November 10, 2018 and the per share price is subject to adjustment. In August 2015 the exercise price was reset to $2.50 per shares. This warrant was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  This warrant was issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of our common stock or securities exercisable, convertible or exchangeable for our common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants was recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished. During the year ended September 30, 2014, the Company recognized $320,657 of other expense related to the IDMC warrant. During the year ended September 30, 2015, the Company recognized $14,574 of other income related to the IDMC warrant. During the six months ended March 31, 2016, the Company recognized $131,644 of other expense resulting from the increase in the fair value of the warrant liability at March 31, 2016.

Derivative Instrument – Series A Convertible Preferred Stock

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the Series A Convertible Preferred Stock.

The Company issued 11,667 shares of Series A Convertible Preferred Stock with attached warrants during the year ended September 30, 2015. The Company allocated $233,322 to stockholder’s equity and $116,678 to the derivative warrant liability. The warrants were issued with a down round provision. The warrants have a term of five years, 23,334 are exercisable at $30 per common share and 23,334 are exercisable at $45 per common share. On August 14, 2015 the exercise price was adjusted to $2.50 per share. During the year ended September 30, 2015, the Company recognized $30,338 of other expense related to the warrant liability. During the six months ended March 31, 2016, the Company recognized $63,235 of other expense resulting from the increase in the fair value of the warrant liability at March 31, 2016.

Derivative Instrument – Convertible Note Payable Vis Vires Group, Inc.

The Company entered into a Convertible Note Payable with Vis Vires Group, Inc. on August 10, 2015 for $84,000 to fund short-term working capital.  The Vis Vires Note accrues interest at a rate of 8% per annum and becomes due on May 12, 2016 and is convertible into common stock on February 5, 2016. The Vis Vires Note is convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion. The Company recorded accrued interest of $405 as of September 30, 2015. During the year ended September 30, 2015, the Company recognized $55,038 of other expense related to the Vis Vires Note. On February 6, 2016, we paid $114,979 to Vis Vires to repay the Note Payable in full. The Company recognized other income of $47,028 during the six months ended March 31, 2016.

Liabilities measured at fair value on a recurring basis for the above derivatives are summarized as follows:

March 31, 2016
Market price and estimated fair value of common stock:	$7.00
Exercise price	2.50
Expected term (years)	0.25
Dividend yield	-
Expected volatility	85.8%
Risk-free interest rate	0.01%

Derivative Instrument – Convertible Note Payable Vis Vires Group, Inc.

The Company entered into a Convertible Note Payable with Vis Vires Group, Inc. on February 19, 2016 for $100,000 to fund short-term working capital.  The Vis Vires Note accrues interest at a rate of 8% per annum and becomes due on November 22, 2016 and is convertible into common stock on August 19, 2016. The Vis Vires Note is convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion. The Company recorded accrued interest of $921 as of March 31, 2016. During the three months ended March 31, 2016, the Company recognized a $65,278 debt discount resulting from the the fair value of the conversion option and a change in the fair value of the liability in the amount of $3,827 at March 31, 2016.  The Company also recorded other financing expense in the amount of $14,000 as a debt discount to be amortized over the term of the note.

Liabilities measured at fair value on a recurring basis for the Vis Vires Convertible Note Payable are summarized as follows:

March 31, 2016
Market price and estimated fair value of common stock:	$7.00
Exercise price	4.55
Expected term (years)	0.75
Dividend yield	-
Expected volatility	113.0%
Risk-free interest rate	0.75%

10.	INTANGIBLE ASSETS

Intangible assets as of March 31, 2016 and September 30, 2015 consisted of the following:

	Estimated	March 31,	September 30,
	Useful Lives	2016	2015

Customer contracts	5 years	$983,645	$983,645
Technology	5 years	712,500	712,500
Less: accumulated amortization		(1,609,395)	(1,538,145)
Intangible assets, net		$86,750	$158,000

Total amortization expense was $71,250 and $169,615 for the six months ended March 31, 2016 and 2015, respectively.

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

Accounts payable were $2,557,359 and $2,520,233 as of March 31, 2016 and September 30, 2015, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.  The Company had two vendors (16.0% and 10.6%) with accounts payable in excess of 10% of its accounts payable as of March 31, 2016. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

12.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of March 31, 2016 consisted of the following:

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

The Company entered into Convertible Promissory Notes totaling $710,000 with accredited investors during September 2015 to February 2016 to fund short-term working capital.  The Notes accrue interest at a rate of 8% per annum and become due September 2016 to February 2017 and are convertible into common stock at the same price of our next financing. The Company recorded accrued interest of $17,113 as of March 31, 2016. The investors received $710,000 in warrants that are exercisable into common stock at the price equal to the price of the common stock sold in our next public financing.

The Company entered into 8%-10% Convertible Promissory Notes and Securities Purchase Agreements with three accredited investors on February 4, 2016, totaling $165,000 with an original issue discount of $15,000 to fund short-term working capital. The Notes become due on February 3, 2017 and are convertible into common stock after six months from issuance. The Notes are convertible at 60% of the average of the lowest trading price in the 25 days prior to conversion but not less than $0.001 per share. The Company issued a total of 10,500 shares of restricted common stock to the investors valued at $70,875 and paid $7,500 in legal fees and recorded a total debt discount of $165,000 during the six months ended March 31, 2016. The Company received $128,500 net of all fees.

On February 5, 2016, the Company valued the beneficial conversion feature of this senior secured convertible redeemable debenture at $110,000 and recorded additional paid in capital of $110,000. During the six months March 31, 2016, the Company recorded interest expense of $12,962, related to the amortization of the debt discount associated with the Convertible Promissory Notes.

The Company entered into a Convertible Note Payable with Vis Vires Group, Inc. on February 18, 2016 for $100,000 to fund short-term working capital.  The Vis Vires Note accrues interest at a rate of 8% per annum, becomes due on November 22, 2016 and is convertible into common stock beginning on August 19, 2016. The Vis Vires Note is convertible at 65% of the average of the lowest three-day trading price in the 10 days prior to conversion and includes a down round provision. The Company recorded a debt discount of $79,278 related to the conversion option derivative and a discount of $14,000 for issuance fees. We received $86,000 from the sale of the Vis Vires Not, net of all fees. The Company recorded accrued interest of $921 and $6,098 related to the amortization of the debt discount as of March 31, 2016.

13.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of March 31, 2016 and September 30, 2015 consisted of the following:

	March 31,	September 30,
	2016	2015

Capital Source Business Finance Group	$507,697	$364,757
Note payable to Umpqua Bank	199,935	199,935
Secured note payable to J3E2A2Z LP - related party	600,000	600,000
Total debt	1,307,632	1,164,692
Less current portion of long term debt	(1,307,632)	(1,164,692)
Long term debt	$-	$-

Capital Source Business Finance Group Secured Credit Facility

The Company finances its TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On December 12, 2015, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($49,045 as of March 31, 2016) on a daily basis. The remaining balance on the accounts receivable line of $507,697 as of March 31, 2016 must be repaid by the time the secured credit facility expires on June 12, 2016, or we renew by automatic extension for the next successive six-month term.

AMEX Merchant Services Financing Loan

TransTech entered into a one year Loan in the amount of $214,000 on November 25, 2015 with AMEX Merchant Financing.  The loan fees were $25,680.  The total Loan of $239,680 will be paid with monthly payments of 25% of Credit Card Receipts on Monthly Sales.  The amount of the loan was based on historical usage of credit card processing.  No prepayment penalty for accelerated payments and or the balance before the maturity date of November 24, 2016. The remaining balance on the loan is $0 as of March 31, 2016.

Note Payable to Umpqua Bank

The Company has a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which matures on March 31, 2016 and provides for interest at 3.25% per year.  On December 19, 2015, the Umpqua Loan maturity was extended to December 31, 2016 and provides for interest at 3.50% per year related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $13,348 as of March 31, 2016.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000.  Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on March 31, 2016.  They also provide for a second lien on our assets if not repaid by March 31, 2016 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. The Company recorded accrued interest of $31,192 as of March 31, 2016.

Aggregate maturities totaling $1,307,632 are all due within twelve months.

14.	EQUITY

Authorized Capital Stock

The Company has authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares of voting preferred stock, par value $0.001 per share.

Voting Preferred Stock

As of March 31, 2016, the Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

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

Under the Amended and Restated Certificate, the Company had 11,667 shares of Series A Preferred authorized, all of which are outstanding. Each holder of outstanding shares of Series A Preferred is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred held by such holder are then convertible as of the applicable record date. The Company cannot amend, alter or repeal any preferences, rights, or other terms of the Series A Preferred so as to adversely affect the Series A Preferred, without the written consent or affirmative vote of the holders of at least 66% of the then outstanding shares of Series A Preferred, voting as a separate voting group, given by written consent or by vote at a meeting called for such purpose for which notice shall have been duly given to the holders of the Series A Preferred.

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

On March 8, 2016, the Company received approval from the State of Nevada for the Correction to the Company’s Amended and Restated Certificate of Designations, Preferences and Rights of its Series A Convertible Preferred Stock.    The Amended and Restated Certificate filed July 21, 2015 changed the conversion price and the stated value from $0.10 (pre reverse stock split) to $30.00 (post-reverse stock split), and adding a provision adjusting the conversion price upon the occurrence of certain events. On February 19, 2016, the holders of Series A Convertible Preferred Stock entered into Amendment 2 of Series A Preferred Stock Terms and increased the number of Preferred Stock Shares to properly account for the reverse stock split. We have 23,334 Series A Preferred Stock issued and outstanding.

Series B Redeemable Convertible Preferred Stock

On March 8, 2016, the Company received approval from the State of Nevada for the Certificate of Designations of Preferences, Powers, Rights and Limitations of Series B Redeemable Convertible Preferred Stock. The Certificate authorized 5,000 shares of Series B Preferred Stock at a par value of $.001 per share that is convertible into common stock at $7.50 per share, subject to certain adjustments as set forth in the Certificate.

The Company entered into a Stock Purchase Agreement with an institutional investor pursuant to which the Company issued 255 Shares of Series B Redeemable Preferred Shares (“Series B Preferred Shares”) of the Company at $10,000 per share with a 5.0% original issue discount for the sum of $2,500,000.

At closing, the Company sold 51 Series B Preferred Shares in exchange for payment to the Company of $500,000 in cash and issued an additional 204 Series B Preferred Shares in exchange for delivery of a full recourse 1% Promissory Note (“Note”) for $1,995,000 and payment to the Company of $5,000 in cash (paid). The Note is collateralized by the Series B Preferred Shares. Under the terms of the Note, the Company is to receive an additional $500,000 for each $5 million, or in certain cases a lower amount, in aggregate trading volume of the common stock, so long as it meets certain other requirements. Any remaining balance under the Note is payable at its maturity in seven years.  Due to the uncertainty on the receipt of achieving future funding, the Company has not booked the full recourse 1% Promissory Note.

The Series B Preferred Shares are convertible into common stock at $7.50 per share; provided that the institutional investor may not convert any Series B Preferred Shares into common stock until that portion of the Note underlying the purchase of the converted portion of Series B Preferred Shares is paid in cash to Company.

The Company may issue, at our sole discretion in lieu of cash, as a conversion premium or in payment of dividends on such shares of Series B Preferred Shares. The number of additional common shares that we may issue as a conversion premium or in payment of dividends, is dependent on the dividend rate which can vary depending on our underlying stock price at the time of conversion and assuming no triggering event has occurred.

The Company has file a Registration Statement on Form S-1 to register the resale of all shares of common stock issuable upon conversion of the Series B Shares and to make reasonable best efforts to cause such Registration Statement to be declared effective under the Act as promptly as practicable.

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

The following equity issuances occurred during the six months ended March 31, 2016:

Nine investors exercised warrants at $2.50 per share and received 67,745 shares of common stock, for a total of $169,360 in proceeds to the Company.

On October 21, 2015, the Company entered into a Public Relations Agreement with Financial Genetics LLC for public relation services. Under the Agreement, Financial Genetics was awarded 21,696 shares of our common stock. The Company expensed $158,250 during the six months ended March 31, 2016.

On October 6, 2015, the Company entered into a Consulting Agreement with Joshua Conroy for business development services. Under the Agreement, Mr. Conroy was awarded 1,711 shares of our common stock. The Company expensed $11,977 during the three months ended December 31, 2015.

The Company entered into Convertible Promissory Notes totaling $710,000 with accredited investors during September 2015 to February 2016 to fund short-term working capital.  The Notes accrue interest at a rate of 8% per annum and become due September 2016 to February 2017 and are convertible into common stock as part of our next financing. The investors received $710,000 in warrants that are exercisable into common stock at the price equal to the price of the common stock sold in our next public financing.

The Company entered into 8%-10% Convertible Promissory Notes and Securities Purchase Agreements with three accredited investors on February 4, 2016, totaling $165,000 with an original issue discount of $15,000 to fund short-term working capital. The Notes become due on February 3, 2017 and are convertible into common stock after six months from issuance. The Notes are convertible at 60% of the average of the lowest trading price in the 25 days prior to conversion but not less than $0.001 per share. The Company issued a total of 10,500 shares of restricted common stock to the investors valued at $70,875 and paid $7,500 in legal fees and recorded a total debt discount of $165,000 during the six months ended March 31, 2016. The Company received $128,500 net of all fees.

On February 23, 2016, the Company entered into a Consulting Agreement with David Markowski for business development services. On February 29, 2016, Mr. Markowski was awarded 2,000 shares of our common stock. The Company expensed $14,600 during the three months ended March 31, 2016.

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

Warrants to Purchase Common Stock

The following warrant exercises occurred during the six months ended March 31, 2016:

Nine investors exercised warrants at $2.50 per share and received 67,745 shares of common stock, for a total of $169,360 in proceeds to the Company.

A warrant to acquire 1,679 shares of common stock at $19.36 per share expired.

The Company entered into Convertible Promissory Notes totaling $710,000 with accredited investors during September 2015 to February 2016 to fund short-term working capital.  The investors received $710,000 in warrants that are exercisable into common stock at the price equal to the price of the common stock sold in our next public financing. The number of warrants convertible into shares of common stock is not known at this time as the number of shares is determined by the price of the next up-lift offering by an investment banker.

A summary of the warrants issued as of March 31, 2016 were as follows:

	March 31, 2016
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	899,750	$3.18
Issued	-	-
Exercised	(67,745)	(2.50)
Forfeited	-	-
Expired	(1,679)	19.36
Outstanding at end of period	830,326	$3.21
Exerciseable at end of period	830,326

A summary of the status of the warrants outstanding as of March 31, 2016 is presented below:

	March 31, 2016
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
808,321	2.03	$2.50	808,321	$2.50
1,667	0.63	19.50-22.50	1,667	19.50-22.50
20,338	1.33	30.00	20,338	30.00
830,326	1.85	$3.21	830,326	$3.21

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended March 31, 2016 were as follows:

Dividend yield	0%
Expected life	3
Expected volatility	90%
Risk free interest rate	0.7%

There were vested warrants of 808,321 as of March 31, 2016 with an aggregate intrinsic value of $3,637,445.

15.	STOCK OPTIONS

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

Stock Option Activity

The Company had the following stock option transactions during the six months ended March 31, 2016:

During the six months ended March 31, 2016, employees forfeited stock option grants for 766 shares of common stock at $36.03 per share.

There are currently 56,641 options to purchase common stock at an average exercise price of $18.19 per share outstanding as of March 31, 2016 under the 2011 Stock Incentive Plan. The Company recorded $23,674 and $40,150 of compensation expense, net of related tax effects, relative to stock options for the three months ended March 31, 2016 and 2014 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.02) and ($0.04) per share, respectively. At March 31, 2016, there is approximately $161,537 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.77 years.

Stock option activity for the three months ended March 31, 2016 and the years ended September 30, 2015 and 2014 was as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2013	84,900	$18.954	$1,609,200
Granted	2,633	15.002	39,500
Exercised	-	-	-
Forfeitures	(200)	(32.500)	(6,500)
Outstanding as of September 30, 2014	87,333	18.804	1,642,200
Granted	11,335	15.000	170,025
Exercised	-	-	-
Forfeitures	(41,261)	(18.286)	(754,500)
Outstanding as of September 30, 2015	57,407	18.43	1,057,725
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(766)	(36.034)	(27,602)
Outstanding as of March 31, 2016	56,641	$18.187	$1,030,123

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2016:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
13.500	3,334	2.13	$13.50	3,334	$13.50
15.000	20,970	3.33	15.00	8,331	15.00
19.500	19,003	4.09	19.50	19,002	19.50
22.500	13,334	4.13	22.50	13,334	22.50
	56,641	3.83	$18.19	44,001	$19.58

There were exercisable options of 44,001 as of March 31, 2016 with an aggregate intrinsic value of $0.

16.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Note 13 for Notes Payable to Ronald P. Erickson, our Chief Executive Officer Chief and/or entities in which Mr. Erickson has a beneficial interest.

Note Payable to Umpqua Bank

The Company has a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which matures on March 31, 2016 and provides for interest at 3.25% per year.  On December 19, 2015, the Umpqua Loan maturity was extended to December 31, 2016 and provides for interest at 3.50% per year Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $13,348 as of March 31, 2016.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000.  Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on March 31, 2016.  They also provide for a second lien on our assets if not repaid by March 31, 2016 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. The Company recorded accrued interest of $31,192 as of March 31, 2016.

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

TransTech Facilities

TransTech is located at 12142 NE Sky Lane, Suite 130, Aurora, OR 97002. TransTech leases a total of approximately 9,750 square feet of office and warehouse space for its administrative offices, product inventory and shipping operations. The Company leases this office until June 30, 2016 for $5,486 per month.

The aggregate future minimum lease payments under operating leases as of March 31, 2016 were $19,033.

18.	SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available. Subsequent to March 31, 2016, there were no material transactions that require disclosure:

On April 29, 2016, the Company entered into amendments to two demand promissory notes, totaling $600,000, and a note payable for $200,000 related to the Umpqua Bank Business Loan Agreement with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. The amendments extend the due date from March 31, 2016 to June 30, 2016 and continue to provide for interest of 3% per annum and a second lien on company assets if not repaid by June 30, 2016 or converted into convertible debentures or equity on terms acceptable to the Holder.

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

Our next planned product should be an exemplar product is a prototype that will be produced to address several markets. The primary purpose of this prototype will be to demonstrate the technology to prospective business partners, and will consist of a small, hand held, battery powered, Bluetooth enabled scanning device.  The scanner should wirelessly connect to a smart phone or tablet to transfer the scanned data.  The smart phone application will include two or three industry specific but generic applications that allow for the demonstration of the scanning and matching of the ChromaID signatures. The applications will focus on drug identification, food safety and liquid detection. The prototype device will lend itself to consumer applications and can be a consumer product as well.

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

Based on the commercialization plans outlined above, our business model anticipates deriving revenue from several sources:

•	Sales of the ChromaID Lab Kit and ChromaID Liquid Lab Kit
•	Non Recurring Engineering (NRE) fees to assist customers with scan integration into their products
•	Licensing of the ChromaID technology
•	Royalties per unit generated from the sales of scan heads
•	Multi-unit sales of the above referenced exemplar product for as yet to be determined consumer product applications
•	Per click transaction revenue from accessing the unique ChromaID signatures
•	Developing custom product applications for customers
•	ChromaID database administration and management services

Our Acceleration of Business Development in the United States and Around the World

We are coordinating our internal business development, sales and marketing efforts with those of our strategic partners IDMC, and Sumitomo Precision Products to leverage market data and information in order to focus on specific target vertical markets which have the greatest potential for early adoption.  The ChromaID Lab Kit provides a means for us to demonstrate the technology to customers in these markets.  It also allows customers to experiment with developing unique applications for their particular use.  Our Business Development team is pursuing license opportunities with customers in our target markets. As an example, in March 2016 we entered into a Collaboration Agreement and License with Intellicheck Mobilisa. The agreement provides Intellicheck with exclusive rights to our ChromaID technology in the areas of homeland security, law enforcement and crime prevention.

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

(dollars in thousands)

	Three Months Ended March 31,
	2016	2015	$ Variance	% Variance

Revenue	$1,467	$1,435	$32	2.2%
Cost of sales	1,252	1,205	47	-3.9%
Gross profit	215	230	(15)	-6.5%
Research and development expenses	82	77	5	-6.5%
Selling, general and administrative expenses	817	875	(58)	6.6%
Operating loss	(684)	(722)	38	5.3%
Other income (expense):
Interest expense	(88)	(84)	(4)	-4.8%
Other income	1	12	(11)	-91.7%
Gain on change - derivative liability	476	3,032	(2,556)	-84.3%
Total other income	389	2,960	(2,571)	-86.9%
Loss before income taxes	(295)	2,238	(2,533)	-113.2%
Income taxes - current (benefit)	-	(4)	4	100.0%
Net loss	$(295)	$2,242	$(2,537)	-113.2%

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

Sales

Net revenue for the three months ended March 31, 2016 increased $32,000 to $1,467,000 as compared to $1,435,000 for the three months ended March 31, 2015. The increase was due to higher sales at TransTech of $1,465,000.

Cost of Sales

Cost of sales for the three months ended March 31, 2016 increased $47,000 to $1,252,000 as compared to $1,205,000 for the three months ended March 31, 2015. The increase was due to higher sales, offset by slightly lower gross margins at TransTech.

Gross profit was $215,000 for the three months ended March 31, 2016 as compared to $230,000 for the three months ended March 31, 2015. Gross profit was 14.5% for the three ended March 31, 2016 as compared to 16.0% for the three months ended March 31, 2015. The gross profit increase related to lower sales prices at TransTech.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2016 increased $5,000 to $82,000 as compared to $77,000 for the three months ended March 31, 2015. The increase was due to increased expenditures for suppliers related to the commercialization of our ChromaID technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2016 decreased $58,000 to $817,000 as compared to $875,000 for the three months ended March 31, 2015. The decrease primarily was due to decrease in business development expenses of $45,000 and consulting expenses of $18,000, offset by a decrease in all other expenses of $5,000 As part of the selling, general and administrative expenses for the three months ended March 31, 2016, we incurred investor relation expenses of $4,000 and business development expenses of $238,000.

Other Income/Expense

Other income for the three months ended March 31, 2016 was $389,000 as compared to $2,960,000 for the three months ended March 31, 2015. The other income for the three months ended March 31, 2016 included other income of $1,000 and change - derivative liability of $476,000, offset by interest expense of $88,000. The gain on change derivative liability related to derivative instruments included in the June 2013 private placement, the November 2013 IDMC Services and License Agreement, our convertible notes payable and the issuance of Series A Convertible Preferred Stock and Series B Redeemable Preferred Stock.

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

Net (Loss) Income

Net loss for the three months ended March 31, 2016 was $295,000 as compared to net income of $2,242,000 for the three months ended March 31, 2015. Net loss for the three months ended March 31, 2016 was net of change – derivative liability of $476,000, offset by included non-cash other expense of $222,000 including (i) depreciation and amortization of $49,000; (ii) issuance of capital stock for services and expenses of $80,000; (iii) stock based compensation of $11,000; and (iv) other expense of $82,000. TransTech’s net loss from operations was $41,000 for the three months ended March 31, 2016 as compared net loss of $44,000 for the three months ended March 31, 2015.

The net loss for the three months ended March 31, 2015, included non-cash income of $2,790,000, including (i) gain on change- derivative liability of $3,032,000, (ii) other of $21,000, offset by (iii) depreciation and amortization of $106,000; (iv) stock based compensation of $19,000; and (v) share and warrant issuances of $138,000.

We expect losses to continue as we commercialize our ChromaID technology.

(dollars in thousands)

	Six Months Ended March 31,
	2016	2015	$ Variance	% Variance

Revenue	$2,752	$3,278	$(526)	-16.0%
Cost of sales	2,339	2,750	(411)	14.9%
Gross profit	413	528	(115)	-21.8%
Research and development expenses	174	197	(23)	11.7%
Selling, general and administrative expenses	1,553	1,528	25	-1.6%
Operating loss	(1,314)	(1,197)	(117)	-9.8%
Other income (expense):
Interest expense	(126)	(121)	(5)	-4.1%
Other income	3	19	(16)	-84.2%
(Loss) gain on change - derivative liability	(870)	381	(1,251)	-328.3%
Total other (expense) income	(993)	279	(1,272)	-455.9%
Loss before income taxes	(2,307)	(918)	(1,389)	-151.3%
Income taxes - current (benefit)	-	(3)	3	-100.0%
Net loss	$(2,307)	$(915)	$(1,392)	-152.1%

SIX MONTHS ENDED MARCH 31, 2016 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2015

Sales

Net revenue for the six months ended March 31, 2016 decreased $526,000 to $2,752,000 as compared to $3,278,000 for the six months ended March 31, 2015. The decrease was due to lower sales at TransTech of $1,282,000 resulting from a reduction in sales from the products of one large vendor.

Cost of Sales

Cost of sales for the six months ended March 31, 2016 decreased $411,000 to $2,339,000 as compared to $2,750,000 for the six months ended March 31, 2015. The decrease was due to lower sales and gross margins at TransTech.

Gross profit was $413,000 for the six months ended March 31, 2016 as compared to $528,000 for the six months ended March 31, 2015. Gross profit was 15.0% for the six ended March 31, 2016 as compared to 16.1% for the six months ended March 31, 2015. The gross profit increase related to lower sales prices at TransTech.

Research and Development Expenses

Research and development expenses for the six months ended March 31, 2016 decreased $23,000 to $174,000 as compared to $197,000 for the six months ended March 31, 2015. The decrease was due to reduced expenditures for suppliers related to the commercialization of our ChromaID technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2016 increased $25,000 to $1,553,000 as compared to $1,528,000 for the six months ended March 31, 2015. The increase primarily was due to increase in investor relations expenses of $82,000, consulting expenses of $62,000, and other expense of $21,000, offset by a decrease in amortization expense of $98,000. As part of the selling, general and administrative expenses for the six months ended March 31, 2016, we incurred investor relation expenses of $100,000 and business development expenses of $246,000.

Other Income/Expense

Other expense for the six months ended March 31, 2016 was $993,000 as compared to $279,000 for the six months ended March 31, 2015. The other expense for the six months ended March 31, 2016 included other income of $3,000, offset by loss on change - derivative liability of $870.000, and interest expense of $126,000. The loss on change derivative liability related to derivative instruments included in the June 2013 private placement, the November 2013 IDMC Services and License Agreement, our convertible notes payable and the issuance of Series A Convertible Preferred Stock and Series B Redeemable Preferred Stock.

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

Net Loss

Net loss for the six months ended March 31, 2016 was $2,307,000 as compared to $915,000 for the six months ended March 31, 2015. Net loss for the six months ended March 31, 2016 included non-cash other expense of $1,304,000 including (i) depreciation and amortization of $94,000; (ii) issuance of capital stock for services and expenses of $185,000; (iii) stock based compensation of $24,000; (iv) change – derivative liability of $870,000; and (v)expenses related to the issuance of convertible notes payable of $131,000. TransTech’s net loss from operations was $127,000 for the six months ended March 31, 2016 as compared net loss of $36,000 for the six months ended March 31, 2015.

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

We had cash of $521,000 and net working capital deficit of approximately $4,467,000 (excluding the derivative liability- warrants of $3,574,000) as of March 31, 2016.  We expect losses to continue as we commercialize our ChromaID™ technology. Our cash used in operations for the six months ended March 31, 2016 and the years ended September 30, 2015 and 2014 was $(1,188,000)  ($240,000) and $(1,379,000), respectively.  We believe that our cash on hand will be sufficient to fund our operations through June 30, 2016.

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

We have outstanding Series A Warrants to purchase a total of 316,223 shares of common stock with a current exercise price of $2.50 per share, and Series B Warrants to purchase a total of 319,717 shares of common stock with a current exercise price of $2.50 per share, the IDMC warrant to purchase 97,169 shares of common stock with a current exercise price of $2.50 per share, placement warrants to purchase 28,554 shares of common stock with a current exercise price of $2.50 per share and Series C and D Warrants to purchase 23,334 shares of common stock at an exercise price of current exercise price of $2.50 per share. The above Warrants contain an adjustment provision that would require an adjustment in the exercise price of the above Warrants if we issue common stock, warrants or equity below the price that is reflected in the above Warrants.  If we issue any additional shares of common stock, warrants or other equity securities at a price below the exercise prices of the above Warrants, it would result in a reduction in the exercise price of the above Warrants.

We issued convertible notes payable to investors totaling $710,000 to fund short-term working capital.  These notes accrue interest at a rate of 8% per annum, become due during September 2016 to February 2017 and are convertible into common stock as part of our next public financing, at a conversion price equal to the price of the common stock sold in our next public financing. The investors received $710,000 in warrants that are exercisable into common stock at the price equal to the price of the common stock sold in our next public financing.

We entered into 10% Convertible Promissory Notes and Securities Purchase Agreements with three accredited investors on February 4, 2016, totaling $165,000, to fund short-term working capital. The Notes become due on February 3, 2017 and are convertible into common stock after six months from issuance. The Notes are convertible at 60% of the average of the lowest trading price in the 25 days prior to conversion. We issued a total of 10,500 shares of restricted common stock to the investors, and received $128,500 net of all fees.

We entered into a Convertible Note Payable with Vis Vires Group, Inc. on February 18, 2016 for $100,000 to fund short-term working capital.  The Vis Vires Note accrued interest at a rate of 8% per annum, becomes due on November 22, 2016 and is convertible into common stock beginning on August 19, 2016. The Vis Vires Note is convertible at 65% of the average of the lowest three-day trading price in the 10 days prior to conversion. We received $86,000 from the sale of the Vis Vires Not, net of all fees.

On March 8, 2016, we received approval from the State of Nevada for the Certificate of Designations of Preferences, Powers, Rights and Limitations of Series B Redeemable Convertible Preferred Stock. The Certificate authorized 5,000 shares of Series B Preferred Stock at a par value of $.001 per share that is convertible into common stock at $7.50 per share, subject to certain adjustments as set forth in the Certificate.

We entered into a Stock Purchase Agreement with the selling stockholder pursuant to which the Company issued 255 Shares of Series B Redeemable Preferred Shares (“Series B Preferred Shares”) of the Company at $10,000 per share with a 5.0% original issue discount for the sum of $2,500,000.

At closing, the Company sold 51 Series B Preferred Shares in exchange for payment to the Company of $500,000 in cash and issued an additional 204 Series B Preferred Shares in exchange for delivery of a full recourse 1% Promissory Note (“Note”) for $1,995,000 and payment to the Company of $5,000 in cash. The Note is collateralized by the Series B Preferred Shares. Under the terms of the Note, the Company is to receive an additional $500,000 for each $5 million, or in certain cases a lower amount, in aggregate trading volume of the common stock, so long as it meets certain other requirements. Any remaining balance under the Note is payable at its maturity in seven years.

The Series B Preferred Shares are convertible into common stock at $7.50 per share; provided that the investor may not convert any Series B Preferred Shares into common stock until that portion of the Note underlying the purchase of the converted portion of Series B Preferred Shares is paid in cash to Company.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the issuance of preferred stock, the sale common stock, issuance of common stock in conjunction with an equity line of credit, loans by our Chief Executive Officer and the exercise of warrants.

We finance our TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On December 12, 2015, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($49,000 as of March 31, 2016) on a daily basis. The remaining balance on the accounts receivable line of $508,000 as of March 31, 2016 must be repaid by the time the secured credit facility expires on June 12, 2016, or we renew by automatic extension for the next successive six-month term.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $1,188,000. This amount was primarily related to a net loss of $2,307,000 and an increase in accounts receivable of $191,000 offset by non-cash other expense of $1,304,000 and other of $6,000. The non-cash other expense of $1,244,000 includes (i) depreciation and amortization of $94,000; (ii) issuance of capital stock for services and expenses of $185,000; (iii) stock based compensation of $24,000; (iv) change – derivative liability of $870,000; and (v)expenses related to the issuance of convertible notes payable of $131,000.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $1,629,000. This amount was primarily related to (i) proceeds from the exercise of warrants of $169,000; (ii) proceeds from convertible notes of $925,000; (iii) proceeds from line of credit of $143,000; and (iv) proceeds from the issuance of Series B Redeemable Preferred Stock of $505,000, offset by the repayment of convertible notes of $115,000.

Our contractual cash obligations as of March 31, 2016 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$19,033	$19,033	$-	$-	$-
Convertible notes payable	975,000	975,000	-	-	-
Notes payable	1,307,632	1,307,632	-	-	-
Capital expenditures	100,000	20,000	40,000	40,000	-
	$2,401,665	$2,321,665	$40,000	$40,000	$-

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

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2016 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee: While we have an audit committee, we lack a financial expert. During 2016, the Board expects to appoint an additional independent Director to serve as Audit Committee Chairman who is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002. In addition, this Director is expected to strengthen our governance processes. We are using external service providers to ensure compliance with the Securities and Exchange Commission requirements until we appoint the Audit Committee Chairman.

b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

We commenced our formal commercial launch in the fourth fiscal quarter of 2014 and anticipate growth in our business operations. Since our inception in 1998, we have increased our number of employees to 16 as of March 31, 2016 and we expect to increase our number of employees further as our business grows. This future growth could create strain on our organizational, administrative and operational infrastructure, including quality control, customer service and sales and marketing. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and management controls, as well as our reporting systems and procedures. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure and staff and implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our operations. Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

Risks Relating to our Business and Financial Condition

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have experienced net losses since inception. As of March 31, 2016, we had an accumulated deficit of $26.5 million and net losses in the amount of $2,335.000, $2,631,000 and $1,017,000 for the six months ended March 31, 2016 and the years ended September 30, 2015 and 2014, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital.  Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer.  Our ChromaID business has produced limited revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

We need additional financing to support our technology development and ongoing operations, pay our debts and maintain ownership of our intellectual properties; we will not receive any of the proceeds from the sale of the common stock by the selling stockholder.

We are currently operating at a loss.  We believe that our cash on hand will be sufficient to fund our operations through June 30, 2016. We need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.   We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt.  Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

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

We have obligations to repay approximately $2,849,935 in various loans in the near future, and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

We have a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which currently matures on December 31, 2016 and provides for interest at 3.25% per year.  Related to the Umpqua Loan, we entered into a demand promissory note for $200,000 on January 10, 2014 with an entity with which Ronald P. Erickson, our Chief Executive Officer, is affiliated.  This demand promissory note will be effective in case of a default by us under the Umpqua Loan.

We also have two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000.  Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on March 31, 2016.  They also provide for a second lien on our assets if not repaid by March 31, 2016 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. Mr. Erickson and/or entities with which he is affiliated also have advanced $668,500 and have unreimbursed expenses and compensation of approximately $386,500.  We owe Mr. Erickson, or entities with which he is affiliated, $1,675,000 as of March 31, 2016.

We also have convertible notes payable to investors totaling $710,000 to fund short-term working capital.  These notes accrue interest at a rate of 8% per annum, become due during September 2016 and February 2017 and are convertible into common stock as part of our next financing, at a conversion price equal to the price of the common stock sold in our next public financing. The investors received $710,000 in warrants that are exercisable into common stock at the price equal to the price of the common stock sold in our next public financing.

We entered into 10% Convertible Promissory Notes and Securities Purchase Agreements with three accredited investors on February 4, 2016 totaling $165,000 to fund short-term working capital. The Notes become due on February 3, 2017 and are convertible into common stock after six months from issuance. The Notes are convertible at 60% of the average of the lowest trading price in the 25 days prior to conversion. We issued a total of 10,500 shares of restricted common stock to the investors. We received $128,500 net of all fees.

We entered into a Convertible Note Payable with Vis Vires Group, Inc. on February 18, 2016 for $100,000 to fund short-term working capital.  The Vis Vires Note accrued interest at a rate of 8% per annum and becomes due on November 22, 2016 and was convertible into common stock on August 19, 2016. The Vis Vires Note was convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion. We received $86,000 net of all fees.

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

Our management has concluded that our disclosure controls and procedures were not effective due to the lack of an audit committee “financial expert.”  We expect to appoint an additional independent director to serve as Audit Committee Chairman.  This director will be an “audit committee financial expert” as defined by the SEC. However, we cannot assure you that we will be able to fully comply with these laws, rules, and regulations that address corporate governance, internal control reporting, and similar matters in the future. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

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

The exercise prices of the IDMC warrant, Series A, B, C and D placement agent warrants and the Series B Redeemable Preferred Shares may require further adjustment.

In connection with the June 2013 Special Situations financing described below under “Liquidity and Capital Resources”, we have outstanding Series A Warrants to purchase a total of 316,223 shares of common stock with a current exercise price of $2.50 per share, and Series B Warrants to purchase a total of 319.717 shares of common stock with a current exercise price of $2.50 per share, the IDMC warrant to purchase 97,169 shares of common stock with a current exercise price of $2.50 per share, Series C and D Warrants to purchase 23,334 shares of common stock with a current exercise price of $2.50 per share and placement agent warrants to purchase 28,554 shares of common stock at an exercise price of current exercise price of $2.50 per share (collectively, the “Special Situations Warrants”).  The Special Situations Warrants contain an adjustment provision that would require an adjustment in the exercise price of the Special Situations Warrants if we issue common stock, warrants or equity below the price that is reflected in the Special Situations Warrants (currently $2.50 per share).  If we issue any additional shares of common stock, warrants or other equity securities at a price below the exercise prices of the Special Situations Warrants, it would result in a reduction in the exercise price of the Special Situations Warrants. A downward adjustment in the exercise price of the Special Situations Warrants could also affect the market price of the common stock. The Series B Redeemable Preferred Stock convert into common shares at an assumed exercise price of $7.50 per share, subject to certain adjustments.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 31, 2016, there were 1,259,644 shares of our common stock issued and outstanding, outstanding stock options grants for the purchase of 56,641 shares of common stock at an $18.19 average exercise price and outstanding warrants for the purchase of 830,326 shares of common stock at a $3.21 average exercise price.  We may be obligated to issue up to 28,554 additional placement agent warrants at $2.50 per share related to the funding which closed June 14, 2013 which have the potential to add additional shares to the total number of shares of common stock issued and outstanding.

In addition, there are 23,334 shares of common stock reserved for issuance upon conversion of Series A Convertible Preferred stock and an unknown number of shares related to the conversion of notes payable.

There are an unknown number of shares of our common stock issuable upon the conversion of $975,000 of Convertible Notes Payable.

There are an unknown number shares of our common stock issuable upon the conversion of Series B Redeemable Preferred Stock at an assumed exercise price of $7.50 per share, subject to certain adjustments.

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

These options, warrants, convertible notes payable and convertible preferred stock could result in further dilution to common stock holders and may affect the market price of the common stock.

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

During the three months ended March 31, 2016, we had the following issuances of unregistered sales of equity securities:

Seven investors converted warrants into 61,240 shares of common stock at $2.50 per share or $153,100.

On October 21, 2015, we entered into a Public Relations Agreement with Financial Genetics LLC for public relation services. On January 6, 2016 Financial Genetics was issued 9,196 shares of our common stock. We expensed $65,791 during the three months ended March 31, 2016.

On February 23, 2016, we entered into a Consulting Agreement with David Markowski for business development services. On February 29, 2016, Mr. Markowski was awarded 2,000 shares of our common stock. We expensed $14,600 during the three months ended March 31, 2016.

We issued convertible notes payable to investors totaling $315,000 to fund short-term working capital.  These notes accrue interest at a rate of 8% per annum, become due during February 2017 and are convertible into common stock as part of our next public financing, at a conversion price equal to the price of the common stock sold in our next public financing. The investors received $315,000 in warrants that are exercisable into common stock at the price equal to the price of the common stock sold in our next public financing.

We entered into 8%-10% Convertible Promissory Notes and Securities Purchase Agreements with three accredited investors on February 4, 2016, totaling $165,000 with an original issue discount of $15,000 to fund short-term working capital. The Notes become due on February 3, 2017 and are convertible into common stock after six months from issuance. The Notes are convertible at 60% of the average of the lowest trading price in the 25 days prior to conversion but not less than $0.001 per share. We issued a total of 10,500 shares of restricted common stock to the investors valued at $70,875 and paid $7,500 in legal fees and recorded a total debt discount of $165,000 during the six months ended March 31, 2016. The Company received $128,500 net of all fees.

We entered into a Convertible Note Payable with Vis Vires Group, Inc. on February 18, 2016 for $100,000 to fund short-term working capital.  The Vis Vires Note accrues interest at a rate of 8% per annum, becomes due on November 22, 2016 and is convertible into common stock beginning on August 19, 2016. The Vis Vires Note is convertible at 65% of the average of the lowest three-day trading price in the 10 days prior to conversion and includes a down round provision. The Company recorded a debt discount of $79,278 related to the conversion option derivative and a discount of $14,000 for issuance fees. We received $86,000 from the sale of the Vis Vires Not, net of all fees.

On March 8, 2016, we entered into a Stock Purchase Agreement with an institutional investor pursuant to which the Company issued 255 Shares of Series B Redeemable Preferred Shares (“Series B Preferred Shares”) of the Company at $10,000.00 per share with a 5.0% original issue discount for the sum of $2,500,000.

At closing, the Company sold 51 Series B Preferred Shares in exchange for payment to the Company of $500,000 in cash and issued an additional 204 Series B Preferred Shares in exchange for delivery of a full recourse 1% Promissory Note (“Note”) for $1,995,000 and payment to the Company of $5,000 in cash. The Note is collateralized by the Series B Preferred Shares. Under the terms of the Note, the Company is to receive an additional $500,000 for each $5 million, or in certain cases a lower amount, in aggregate trading volume of the common stock, so long as it meets certain other requirements. Any remaining balance under the Note is payable at its maturity in seven years.

The Series B Preferred Shares are convertible into common stock at $7.50 per share; provided that the investor may not convert any Series B Preferred Shares into common stock until that portion of the Note underlying the purchase of the converted portion of Series B Preferred Shares is paid in cash to Company.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)             Exhibits

3.1
Correction to Amended and Restated Certificate of Designations, Preferences and Rights of its Series A Convertible  Preferred Stock dated March 8, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 15, 2016).

3.2	Amendment 2 of Series A Preferred Stock Terms dated February 19, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 15, 2016).

3.3
Certificate of Designations of Preferences, Powers, Rights and Limitations of Series B Redeemable Convertible Preferred Stock dated March 8, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 15, 2016).

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

10.4
Stock Purchase Agreement dated March 8, 2016 by and between Visualant, Incorporated and an institutional investor (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 10, 2016).

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

VISUALANT, INCORPORATED

(Registrant)

Date: May 5, 2016	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: May 5, 2016	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)