Form 10-Q
period 2016-06-30
VISUALANT INC
filed 2016-07-29
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of July 29, 2016: 1,564,866 shares

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	September 30, 2015
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$276,879	$82,266
Accounts receivable, net of allowance of $40,000 and $40,000, respectively	1,102,821	619,849
Prepaid expenses	19,742	27,774
Inventories, net	306,529	217,824
Total current assets	1,705,971	947,713

EQUIPMENT, NET	303,584	366,250

OTHER ASSETS
Intangible assets, net	56,875	158,000
Goodwill	983,645	983,645
Other assets	5,070	5,070

TOTAL ASSETS	$3,055,145	$2,460,678

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$2,655,741	$2,520,223
Accounts payable - related parties	3,996	73,455
Accrued expenses	37,190	4,068
Accrued expenses - related parties	1,288,743	1,256,861
Derivative liability	738,984	2,704,840
Convertible notes payable	957,310	109,000
Notes payable - current portion of long term debt	1,547,587	1,164,692
Deferred revenue	-	5,833
Total current liabilities	7,229,551	7,838,972

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 6/30/2016 and 9/30/2015, respectively	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 23,334
and 11,667 issued and outstanding at 6/30/2016 and 9/30/2015, respectively	23	12
Series B Redeemable Convertible Preferred stock - $0.001 par value, 5,000 shares authorized,
221 and 0 shares issued and outstanding at 6/30/2016 and 9/30/2015, respectively	5	-
Common stock - $0.001 par value, 100,000,000 shares authorized, 1,410,628
and 1,155,991 shares issued and outstanding at 6/30/2016 and 9/30/2015, respectively	1,411	1,156
Additional paid in capital	20,585,633	18,786,694
Accumulated deficit	(24,761,478)	(24,166,156)
Total stockholders' deficit	(4,174,406)	(5,378,294)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,055,145	$2,460,678

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

REVENUE	$1,833,283	$1,546,931	$4,585,548	$4,825,099
COST OF SALES	1,495,568	1,291,046	3,834,521	4,041,058
GROSS PROFIT	337,715	255,885	751,027	784,041
RESEARCH AND DEVELOPMENT EXPENSES	69,387	89,097	243,114	285,627
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	743,016	821,101	2,297,001	2,349,326
OPERATING LOSS	(474,688)	(654,313)	(1,789,088)	(1,850,912)

OTHER INCOME (EXPENSE):
Interest expense	(118,486)	(17,124)	(254,557)	(138,144)
Other (expense) income	(14,199)	5,336	(10,934)	23,784
Gain on change - derivative liability	2,835,362	1,428,093	1,965,856	1,809,116
(Loss) on conversion of debt	(506,599)	-	(506,599)	-
Total other income	2,196,078	1,416,305	1,193,766	1,694,756

INCOME (LOSS) BEFORE INCOME TAXES	1,721,390	761,992	(595,322)	(156,156)

Income taxes - current provision	-	(5,288)	-	(8,377)
		.		.
NET INCOME (LOSS)	$1,721,390	$767,280	$(595,322)	$(147,779)

Basic income (loss) per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Basic income (loss) per share	$1.29	$0.68	$(0.48)	$(0.13)

Weighted average shares of common stock outstanding- basic	1,339,484	1,131,960	1,236,721	1,127,252

Diluted income (loss) per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Diluted income (loss) per share	$0.97	$0.68	$(0.48)	$(0.13)

Weighted average shares of common stock outstanding- diluted	1,779,650	1,131,960	1,236,721	1,127,252

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(595,322)	$(147,779)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	136,129	299,493
Issuance of capital stock for services and expenses	222,061	137,500
Stock based compensation	35,511	53,222
Loss (gain) on sale of assets	22,367	(20,042)
Gain on change - derivative liability	(1,965,856)	(1,809,116)
Provision for losses on accounts receivable	211	12,035
Non-cash related to issuance of convertible notes payable	148,790	-
Issuance of common stock related to convertible notes payable
and Series B Redeemable Convertible Preferred stock	577,478	-
Changes in operating assets and liabilities:
Accounts receivable	(483,183)	131,146
Prepaid expenses	8,032	9,741
Inventory	(88,705)	143,527
Accounts payable - trade and accrued expenses	131,063	1,040,396
Income tax receivable	-	(8,377)
Deferred revenue	(5,833)	8,333
CASH (USED IN) OPERATING ACTIVITIES	(1,857,257)	(149,921)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,290)	-
Proceeds from sale of equipment	6,585	21,452
NET CASH PROVIDED BY INVESTING ACTIVITIES:	5,295	21,452

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) from line of credit	382,895	(139,558)
Proceeds from sale of preferred stock	505,000	350,000
Proeeds from warrant exercises	349,159	-
Proceeds from convertible notes payable	924,500	64,000
Repayments of convertible notes	(114,979)	(166,500)
Repayments of capital leases	-	(2,290)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,046,575	105,652

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	194,613	(22,817)

CASH AND CASH EQUIVALENTS, beginning of period	82,266	70,386

CASH AND CASH EQUIVALENTS, end of period	$276,879	$47,569

Supplemental disclosures of cash flow information:
Interest paid	$33,646	$97,290
Taxes paid	$-	$-

Gain on change - derivative liability warrants	$-	$17,727
Issuance of common stock for debt conversion	$-	$25,499

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

ChromaID was invented by scientists from the University of Washington under contract with Visualant. The Company has pursued an aggressive intellectual property strategy and have been granted ten patents. The Company also has 20 patents pending. The Company possess all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to the Company in perpetuity by the Company’s strategic partner, Intellectual Ventures through its subsidiary IDMC.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $595,322, $2,631,037 and $1,017,291 for the nine months ended June 30, 2016 and the years ended September 30, 2015 and 2014, respectively. Net cash used in operating activities was $1,857,257, $239,877 and $1,379,397 for the for the nine months ended June 30, 2016 and the years ended September 30, 2015 and 2014, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2016, the Company’s accumulated deficit was $24,761,478. The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, our Chief Executive Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2015 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $20,000 for impaired inventory as of June 30, 2016 and September 30, 2015, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at June 30, 2016 and September 30, 2015 based upon the short-term nature of the assets and liabilities.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants, except where their inclusion would be anti-dilutive. Total outstanding common stock equivalents at June 30, 2016 and 2015 were 772,833 and 969,225 respectively. Diluted common shares outstanding were calculated using the Treasury Stock Method for the three months ended June 30, 2016 and 2015 were as follows:

	June 30, 2016	June 30, 2015
Weighted average number of common shares used in basic net income per common share	1,339,484	1,131,960
Dilutive effects of outstanding stock options and warrants	440,166	-
Weighted average number of common shares used in diluted net income per common share	1,779,650	1,131,960

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

The cornerstone of a company with a foundational platform technology is its intellectual property. ChromaID was invented by scientists from the University of Washington under contract with Visualant. The Company has pursued an aggressive intellectual property strategy and has been granted nine patents. The Company currently has 20 patents pending. The Company possesses all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to us in perpetuity by our strategic partner, the IDMC subsidiary of Intellectual Ventures.

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

Research and Development

The Company’s research and development efforts are primarily focused improving the core foundational ChromaID technology and developing new and unique applications for the technology. As part of this effort, the Company typically conduct testing to ensure that ChromaID application methods are compatible with the customer’s requirements, and that they can be implemented in a cost effective manner. The Company is also actively involved in identifying new application methods. Visualant’s team has considerable experience working with the application of light-based technologies and their application to various industries. The Company believes that its continued development of new and enhanced technologies relating to our core business is essential to its future success. The Company spent $243,114 during the nine months ended June 30, 2016 and $362,661 and $670,742 during the years ended September 30, 2015 and 2014, respectively, on research and development activities. The Company’s research and development efforts are supported internally, through its relationship with IDMC and through contractors led by Dr. Tom Furness and his team at RATLab LLC.

The Company’s Patents

The Company believes that it’s ten patents, 20 patent applications, and two registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets. The Company’s patents will expire at various times between 2027 and 2033. The duration of the Company’s trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

On April 19, 2016, the Company was issued patent US Patent No. 9,316,581 B2 entitled “Method, Apparatus, and Article to Facilitate Evaluation of Substances Using Electromagnetic Energy” by the United States Office of Patents and Trademarks. The patent expires March 12, 2033.

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

Accounts receivable were $1,102,821 and $619,849, net of allowance, as of June 30, 2016 and September 30, 2015, respectively. The Company had one customer (14.8%) in excess of 10% of our consolidated revenues for the nine months ended June 30, 2016. The Company had three customers (28.1%, 14.5% and 11.2%) with accounts receivable in excess of 10% as of June 30, 2016. The Company does expect to have customers with consolidated revenues or accounts receivable balances of 10% of total accounts receivable in the foreseeable future.

7.	INVENTORIES

Inventories were $306,529 and $217,824 as of June 30, 2016 and September 30, 2015, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $20,000 reserve for impaired inventory as of June 30, 2016 and September 30, 2015, respectively.

8.	FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $303,584 and $366,250 as of June 30, 2016 and September 30, 2015, respectively. Accumulated depreciation was $778,313 and $803,705 as of June 30, 2016 and September 30, 2015, respectively. Total depreciation expense, was 55,100 and $61,727 for the nine months ended June 30, 2016 and 2015, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of June 30, 2016 was comprised of the following:

	Estimated	June 30, 2016
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$252,636	$69,581	$322,217
Leasehold improvements	5-20 years	548,612	-	548,612
Furniture and fixtures	3-10 years	73,977	101,260	175,237
Software and websites	3- 7 years	35,831	-	35,831
Less: accumulated depreciation		(607,472)	(170,841)	(778,313)
		$303,584	$-	$303,584

9.	DERIVATIVE INSTRUMENTS

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

Derivative liability as of June 30, 2016 is as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	June 30, 2016

Liabilities:
Derivative Instruments	$-	$738,984	$-	$738,984

Total	$-	$738,984	$-	$738,984

Derivative liability as of September 30, 2015 is as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2015

Liabilities:
Derivative Instruments	$-	$2,704,840	$-	$2,704,840

Total	$-	$2,704,840	$-	$2,704,840

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

The proceeds from the private placement were allocated between the shares of common stock and the warrants issued in connection with the private placement based upon their estimated fair values as of the closing date at June 14, 2013, resulting in the aggregate amount of $2,494,710 allocated to stockholders’ equity and $2,735,290 allocated to the warrant derivative.  The Company recognized $1,448,710 of other expense resulting from the increase in the fair value of the warrant liability at September 30, 2013. During the year ended September 30, 2014, the Company recognized $2,092,000 of other income resulting from the decrease in the fair value of the warrant liability at September 30, 2014. During the year ended September 30, 2015, the Company recognized $104,716 of other expense resulting from the decrease in the fair value of the warrant liability at September 30, 2015. During the nine months ended June 30, 2016, the Company recognized $1,650,339 of other income resulting from the increase in the fair value of the warrant liability at June 30, 2016.

Derivative Instruments – Warrant with the November 2013 IDMC Services and License Agreement

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The Company issued a warrant to purchase 97,169 shares of common stock in connection with the November 2013 IDMC Services and License Agreement. The warrant price of $30.00 per share expires November 10, 2018 and the per share price is subject to adjustment. In August 2015 the exercise price was reset to $2.50 per shares. This warrant was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  This warrant was issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of our common stock or securities exercisable, convertible or exchangeable for our common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants was recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished. During the year ended September 30, 2014, the Company recognized $320,657 of other expense related to the IDMC warrant. During the year ended September 30, 2015, the Company recognized $14,574 of other income related to the IDMC warrant. During the nine months ended June 30, 2016, the Company recognized $213,286 of other income from the increase in the fair value of the warrant liability at June 30, 2016.

Derivative Instrument – Series A Convertible Preferred Stock

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the Series A Convertible Preferred Stock.

The Company issued 11,667 shares of Series A Convertible Preferred Stock with attached warrants during the year ended September 30, 2015. The Company allocated $233,322 to stockholder’s equity and $116,678 to the derivative warrant liability. The warrants were issued with a down round provision. The warrants have a term of five years, 23,334 are exercisable at $30 per common share and 23,334 are exercisable at $45 per common share. On August 14, 2015 the exercise price was adjusted to $2.50 per share. During the year ended September 30, 2015, the Company recognized $30,338 of other expense related to the warrant liability. During the nine months ended June 30, 2016, the Company recognized $102,436 of other income resulting from the increase in the fair value of the warrant liability at June 30, 2016.

Derivative Instrument – Convertible Note Payable Vis Vires Group, Inc.

The Company entered into a Convertible Note Payable with Vis Vires Group, Inc. on February 19, 2016 for $100,000 to fund short-term working capital. The Vis Vires Note accrues interest at a rate of 8% per annum and becomes due on November 22, 2016 and is convertible into common stock on August 19, 2016. The Vis Vires Note is convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion. The Company recorded accrued interest of $2,915 as of June 30, 2016. During the nine months ended June 30, 2016, the Company recognized a $65,278 debt discount resulting from the fair value of the conversion option and other income resulting from the increase in the fair value of the warrant liability at June 30, 2016 of $55,243. The Company also recorded other financing expense in the amount of $14,000 which was expensed to interest immediately due to the short term nature of the note.

Liabilities measured at fair value on a recurring basis for the Vis Vires Convertible Note Payable are summarized as follows:

June 30, 2016
Market price and estimated fair value of common stock:	$3.25
Exercise price	2.50
Expected term (years)	0.25
Dividend yield	-
Expected volatility	86.8%
Risk-free interest rate	0.01%

Derivative Instrument – Convertible Note Payable Vis Vires Group, Inc.

The Company entered into a Convertible Note Payable with Vis Vires Group, Inc. on August 10, 2015 for $84,000 to fund short-term working capital. The Vis Vires Note accrued interest at a rate of 8% per annum and was due on May 12, 2016 and was convertible into common stock on February 5, 2016. The Vis Vires Note was convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion. The Company recorded accrued interest of $405 as of September 30, 2015. During the year ended September 30, 2015, the Company recognized $55,038 of other expense related to the Vis Vires Note. On February 6, 2016, the Company paid $114,979 to Vis Vires to repay the Note Payable in full. The Company recognized other income of $47,028 during the nine months ended June 30, 2016.

10.	INTANGIBLE ASSETS

Intangible assets as of June 30, 2016 and September 30, 2015 consisted of the following:

	Estimated	June 30,	September 30,
	Useful Lives	2016	2015

Customer contracts	5 years	$983,645	$983,645
Technology	5 years	712,500	712,500
Less: accumulated amortization		(1,639,270)	(1,538,145)
Intangible assets, net		$56,875	$158,000

Total amortization expense was $101,125 and $238,028 for the nine months ended June 30, 2016 and 2015, respectively.

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

Accounts payable were $2,655,741 and $2,520,233 as of June 30, 2016 and September 30, 2015, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.

The Company had two vendors (12.0% and 10.9%) with accounts payable in excess of 10% of its accounts payable as of June 30, 2016. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

12.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of June 30, 2016 consisted of the following:

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

The Company entered into Convertible Promissory Notes totaling $710,000 with accredited investors during September 2015 to February 2016 to fund short-term working capital. The Notes accrue interest at a rate of 8% per annum and become due September 2016 to February 2017 and are convertible into common stock at the same price of our next financing. The Company recorded accrued interest of $31,275 as of June 30, 2016. The investors received $710,000 in warrants that are exercisable into common stock at the price equal to the price of the common stock sold in our next public financing.

The Company entered into 8%-10% Convertible Promissory Notes and Securities Purchase Agreements with three accredited investors on February 4, 2016, totaling $165,000 with an original issue discount of $15,000 to fund short-term working capital. The Notes become due on February 3, 2017 and are convertible into common stock after six months from issuance. The Notes are convertible at 60% of the average of the lowest trading price in the 25 days prior to conversion but not less than $0.001 per share. The Company issued a total of 10,500 shares of restricted common stock to the investors valued at $70,875 and paid $7,500 in legal fees. The Company received $128,500 net of all fees. Due to the short term of the note the Company expensed all fees and interest immediately.

On February 5, 2016, the Company valued the beneficial conversion feature of this senior secured convertible redeemable debenture at $110,000 and recorded additional paid in capital of $110,000. During the nine months June 30, 2016, the Company recorded interest expense of $142,086, related to the amortization of the debt discount associated with the Convertible Promissory Notes. As of June 30, 2016, the Company has $33,087 to be amortized to expense related to debt discount associated with the Convertible Promissory Notes.

The Company entered into a Convertible Note Payable with Vis Vires Group, Inc. on February 19, 2016 for $100,000 to fund short-term working capital. The Vis Vires Note accrues interest at a rate of 8% per annum and becomes due on November 22, 2016 and is convertible into common stock on August 19, 2016. The Vis Vires Note is convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion. The Company recorded accrued interest of $2,915 as of June 30, 2016. During the nine months ended June 30, 2016, the Company recognized a $65,278 debt discount resulting from the fair value of the conversion option and other income resulting from the increase in the fair value of the warrant liability at June 30, 2016 of $55,243. The Company also recorded other financing expense in the amount of $14,000 which was expensed to interest immediately due to the short term nature of the note.

13.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of June 30, 2016 and September 30, 2015 consisted of the following:

	June 30,	September 30,
	2016	2015

Capital Source Business Finance Group	$747,652	$364,757
Note payable to Umpqua Bank	199,935	199,935
Secured note payable to J3E2A2Z LP - related party	600,000	600,000
Total debt	1,547,587	1,164,692
Less current portion of long term debt	(1,547,587)	(1,164,692)
Long term debt	$-	$-

Capital Source Business Finance Group Secured Credit Facility

The Company finances its TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On June 9, 2016, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($20,000 as of June 30, 2016) on a daily basis. The remaining balance on the accounts receivable line of $747,652 as of June 30, 2016 must be repaid by the time the secured credit facility expires on December 12, 2016, or we renew by automatic extension for the next successive six-month term.

Note Payable to Umpqua Bank

The Company has a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which matures on June 30, 2016 and provides for interest at 3.25% per year. On December 19, 2015, the Umpqua Loan maturity was extended to December 31, 2016 and provides for interest at 3.50% per year related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $14,844 as of June 30, 2016.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on September 30, 2016. They also provide for a second lien on our assets if not repaid by September 30, 2016 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. The Company recorded accrued interest of $35,679 as of June 30, 2016.

Aggregate maturities totaling $1,547,587 are all due within twelve months.

14.	EQUITY

Authorized Capital Stock

The Company has authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares of voting preferred stock, par value $0.001 per share.

Voting Preferred Stock

As of June 30, 2016, the Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

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
The Company filed a Registration Statement on Form S-1, which was declared effective May 6, 2016, to register $2,675,000 for the resale of all shares of common stock issuable upon conversion of the Series B Shares.

During the three months ended June 30, 2016, the Company issued 74,084 shares of common stock to this institutional investor at $5.591 or $339,998 and expensed $506,599 related to the conversion of 34 Series B Preferred Shares. The institutional investor has presented conversion notices for an additional 29,166 to 161,428 shares of common stock related to the conversion of 34 Series B Preferred Shares. The Company has denied these requests and expects to negotiate with the institutional investor.

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

The following equity issuances occurred during the nine months ended June 30, 2016:

Eleven investors exercised warrants at $2.50 per share and were issued 139,668 shares of common stock, for a total of $349,165 in proceeds to the Company.

On October 21, 2015, the Company entered into a Public Relations Agreement with Financial Genetics LLC for public relation services. Under the Agreement, Financial Genetics was issued 26,696 shares of our common stock. The Company expensed $195,171 during the nine months ended June 30, 2016.

On October 6, 2015, the Company entered into a Consulting Agreement with Joshua Conroy for business development services. Under the Agreement, Mr. Conroy was issued 1,711 shares of our common stock. The Company expensed $11,977 during the nine months ended June 30, 2016.

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

The Company entered into 8%-10% Convertible Promissory Notes and Securities Purchase Agreements with three accredited investors on February 4, 2016, totaling $165,000 with an original issue discount of $15,000 to fund short-term working capital. The Notes become due on February 3, 2017 and are convertible into common stock after six months from issuance. The Notes are convertible at 60% of the average of the lowest trading price in the 25 days prior to conversion but not less than $0.001 per share. The Company issued a total of 10,500 shares of restricted common stock to the investors valued at $70,875 and paid $7,500 in legal fees and recorded a total debt discount of $165,000 during the nine months ended June 30, 2016. The Company received $128,500 net of all fees.

On February 23, 2016, the Company entered into a Consulting Agreement with David Markowski for business development services. On February 29, 2016, Mr. Markowski was issued 2,000 shares of our common stock. The Company expensed $14,600 during the nine months ended June 30, 2016.

During the three months ended June 30, 2016, the Company issued 74,084 shares of common stock to this institutional investor at $5.591 or $339,998 and expensed $506,599 related to the conversion of 34 Series B Preferred Shares.

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

Warrants to Purchase Common Stock

The following warrant exercises occurred during the nine months ended June 30, 2016:

Eleven investors exercised warrants at $2.50 per share and were issued 139,668 shares of common stock, for a total of $349,165 in proceeds to the Company.

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

A summary of the warrants issued as of June 30, 2016 were as follows:

	June 30, 2016
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	899,750	$3.18
Issued	-	-
Exercised	(139,668)	(2.50)
Forfeited	-	-
Expired	(1,679)	19.36
Outstanding at end of period	758,403	$3.27
Exerciseable at end of period	758,403

A summary of the status of the warrants outstanding as of June 30, 2016 is presented below:

	June 30, 2016
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
736,398	1.71	$2.50	736,398	$2.50
1,667	0.38	19.50-22.50	1,667	19.50-22.50
20,338	1.09	30.00	20,338	30.00
758,403	1.54	$3.27	758,403	$3.27

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended June 30, 2016 were as follows:

Dividend yield	0%
Expected life	3
Expected volatility	90%
Risk free interest rate	0.7%

There were vested warrants of 736,398 as of June 30, 2016 with an aggregate intrinsic value of $414,224.

15.	STOCK OPTIONS

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

Stock Option Activity

The Company had the following stock option transactions during the nine months ended June 30, 2016:

During the nine months ended June 30, 2016, employees forfeited stock option grants for 797 shares of common stock at $36.21 per share.

There are currently 56,610 options to purchase common stock at an average exercise price of $18.19 per share outstanding as of June 30, 2016 under the 2011 Stock Incentive Plan. The Company recorded $35,511 and $53,222 of compensation expense, net of related tax effects, relative to stock options for the nine months ended June 30, 2016 and 2015 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.03) and ($0.05) per share, respectively. At June 30, 2016, there is approximately $149,700 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.58 years.

Stock option activity for the nine months ended June 30, 2016 and the years ended September 30, 2015 and 2014 was as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2013	84,900	$18.954	$1,609,200
Granted	2,633	15.002	39,500
Exercised	-	-	-
Forfeitures	(200)	(32.500)	(6,500)
Outstanding as of September 30, 2014	87,333	18.804	1,642,200
Granted	11,335	15.000	170,025
Exercised	-	-	-
Forfeitures	(41,261)	(18.286)	(754,500)
Outstanding as of September 30, 2015	57,407	18.43	1,057,725
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(797)	(35.210)	(28,062)
Outstanding as of June 30, 2016	56,610	$18.189	$1,029,663

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2016:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
13.500	3,334	2.00	$13.50	3,334	$13.50
15.000	20,939	3.08	15.00	9,103	15.00
19.500	19,003	3.84	19.50	19,002	19.50
22.500	13,334	3.88	22.50	13,334	22.50
	56,610	3.58	$18.19	44,773	$19.58

There were exercisable options of 56,610 as of June 30, 2016 with an aggregate intrinsic value of $0.

16.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Note 13 for Notes Payable to Ronald P. Erickson, our Chief Executive Officer Chief and/or entities in which Mr. Erickson has a beneficial interest.

Note Payable to Umpqua Bank

The Company has a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which matures on June 30, 2016 and provides for interest at 3.25% per year. On December 19, 2015, the Umpqua Loan maturity was extended to December 31, 2016 and provides for interest at 3.50% per year related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $14,844 as of June 30, 2016.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on September 30, 2016. They also provide for a second lien on our assets if not repaid by September 30, 2016 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. The Company recorded accrued interest of $35,679 as of June 30, 2016.

Other Amounts Due to Mr. Erickson

Mr. Erickson and/or entities with which he is affiliated also have advanced $668,500 and have unreimbursed expenses and compensation of approximately $398,004. We owe Mr. Erickson, or entities with which he is affiliated, $1,686,503 as of June 30, 2016.

17.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of our business. The Company is currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to our business.

During the three months ended June 30, 2016, the Company issued 74,084 shares of common stock to this institutional investor at $5.591 or $339,998 and expensed $506,599 related to the conversion of 34 Series B Preferred Shares. The institutional investor has presented conversion notices for an additional 29,166 to 161,428 shares of common stock related to the conversion of 34 Series B Preferred Shares. The Company has denied these requests and expects to negotiate with the institutional investor.

Properties and Operating Leases

The Company is obligated under various non-cancelable operating leases for its various facilities and certain equipment.

Corporate Offices

The Company’s executive office is located at 500 Union Street, Suite 420, Seattle, Washington, USA, 98101. The Company leases 1,014 square feet and its net monthly payment is $2,535. The Company leases this office on a month to month basis.

TransTech Facilities

TransTech is located at 12142 NE Sky Lane, Suite 130, Aurora, OR 97002. TransTech leases a total of approximately 9,750 square feet of office and warehouse space for its administrative offices, product inventory and shipping operations. We leased this office until June 30, 2016 for $5,486 per month. Effective July 1, 2016, the Company leases this office on a month to month basis at $6,120 per month.

The aggregate future minimum lease payments under operating leases as of June 30, 2016 were $20,826.

18.	SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available. Subsequent to June 30, 2016, there were no material transactions that require disclosure:

Subsequent to June 30, 2016, executives of the Company exercised warrants at $2.50 per share and were issued 68,001 shares of common stock.

On July 12, 2016, a supplier converted accounts payable totaling $232,966 into 77,665 shares of common stock valued at $3.00 per share.

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

ChromaID was invented by scientists from the University of Washington under contract with Visualant. We have pursued an aggressive intellectual property strategy and have been granted ten patents. We also have 20 patents pending. We possess all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to us in perpetuity by our strategic partner, Intellectual Ventures through its subsidiary IDMC.

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

The cornerstone of a company with a foundational platform technology is its intellectual property. ChromaID was invented by scientists from the University of Washington under contract with Visualant. We have pursued an aggressive intellectual property strategy and have been granted ten patents. We currently have 20 patents pending. We possess all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to us in perpetuity by our strategic partner, the IDMC subsidiary of Intellectual Ventures.

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

Initial testing in our laboratories and the work of the IDMC inventors have shown that the ChromaID technology has a number of broad and useful applications a few of which include:

●
Milk identification for quality, protein and fat content and impurities
●
Identification of liquids for counterfeits or contaminants
●
Detecting adulterants in food and food products compromising its quality
●
Color grading of diamonds
●
Identifying real cosmetics versus counterfeit cosmetics
●
Identifying counterfeit medications versus real medications
●
Identifying regular flour versus gluten free flour
●
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

●
Sales of the ChromaID Lab Kit and ChromaID Liquid Lab Kit
●
Non Recurring Engineering (NRE) fees to assist customers with scan integration into their products
●
Licensing of the ChromaID technology
●
Royalties per unit generated from the sales of scan heads
●
Multi-unit sales of the above referenced exemplar product for as yet to be determined consumer product applications
●
Per click transaction revenue from accessing the unique ChromaID signatures
●
Developing custom product applications for customers
●
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

Research and Development

Our research and development efforts are primarily focused improving the core foundational ChromaID technology and developing new and unique applications for the technology. As part of this effort, we typically conduct testing to ensure that ChromaID application methods are compatible with the customer’s requirements, and that they can be implemented in a cost effective manner. We are also actively involved in identifying new application methods. Our team has considerable experience working with the application of light-based technologies and their application to various industries. We believe that its continued development of new and enhanced technologies relating to our core business is essential to our future success. We spent $243,114 during the nine months ended September 30, 2016 and $362,661 and $670,742 for the years ended September 30, 2015 and 2014, respectively, on development activities. Our research and development efforts are supported internally, through its relationship with IDMC and through contractors led by Dr. Tom Furness and his team at RATLab LLC.

Our Patents

We believe that our ten patents, 20 patent applications, and two registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets for us. Our patents will expire at various times between 2027 and 2033. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

On April 19, 2016, we were issued patent US Patent No. 9,316,581 B2 entitled “Method, Apparatus, and Article to Facilitate Evaluation of Substances Using Electromagnetic Energy” by the United States Office of Patents and Trademarks. The patent expires March 12, 2033.

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

Market opportunities include identification, detection, or diagnosis of:

●
Pharmaceuticals – pill counting and verification
●
Food safety – testing for contaminants and quality
●
Gemstones – diamond color grading
●
Liquid analysis – water purity
●
Law enforcement - illicit drug identification for law enforcement applications
●
Paint – color matching
●
ID badges – counterfeit ID detection
●
Secure packaging - Container seals and packaging materials with invisible markings
●
Cosmetics – matching skin tones to correct products
●
Documents and Currency– detect counterfeit paper and inks
●
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

(dollars in thousands)

	Three Months Ended June 30,
	2016	2015	$ Variance	% Variance

Revenue	$1,833	$1,547	$286	18.5%
Cost of sales	1,496	1,291	205	-15.9%
Gross profit	337	256	81	31.6%
Research and development expenses	69	89	(20)	22.5%
Selling, general and administrative expenses	743	821	(78)	9.5%
Operating loss	(475)	(654)	179	27.4%
Other income (expense):
Interest expense	(118)	(17)	(101)	-594.1%
Other (expense) income	(14)	5	(19)	-380.0%
Gain on change - derivative liability	2,835	1,428	1,407	98.5%
(Loss) on conversion of debt	(507)	-	(507)	-100.0%
Total other income	2,196	1,416	780	55.1%
Income before income taxes	1,721	762	959	125.9%
Income taxes - current (benefit)	-	(5)	5	100.0%
Net income	$1,721	$767	$954	124.4%

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

Sales

Net revenue for the three months ended June 30, 2016 increased $286,000 to $1,833,000 as compared to $1,547,000 for the three months ended June 30, 2015. The increase was due to higher sales at TransTech of $1,832,000.

Cost of Sales

Cost of sales for the three months ended June 30, 2016 increased $205,000 to $1,496,000 as compared to $1,291,000 for the three months ended June 30, 2015. The increase was due to higher sales and higher lower gross margins at TransTech.

Gross profit was $337,000 for the three months ended June 30, 2016 as compared to $256,000 for the three months ended June 30, 2015. Gross profit was 18.4% for the three ended June 30, 2016 as compared to 16.5% for the three months ended June 30, 2015. The gross profit increase related to increased gross margins at TransTech.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2016 decreased $20,000 to $69,000 as compared to $89,000 for the three months ended June 30, 2015. The decrease was due to reduced expenditures for suppliers related to the commercialization of our ChromaID technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2016 decreased $78,000 to $743,000 as compared to $821,000 for the three months ended June 30, 2015. The decrease primarily was due to decrease in legal expenses of $50,000 and other expenses of $28,000. As part of the selling, general and administrative expenses for the three months ended June 30, 2016, we incurred investor relation expenses of $4,000 and business development expenses of $38,000.

Other Income/Expense

Other income for the three months ended June 30, 2016 was $2,196,000 as compared to $1,416,000 for the three months ended June 30, 2015. The other income for the three months ended June 30, 2016 included change - derivative liability of $2,835,000, offset by other expense of $14,000, interest expense of $118,000 and loss on settlement of debt of $507,000. The gain on change derivative liability related to derivative instruments included in the June 2013 private placement, the November 2013 IDMC Services and License Agreement, our convertible notes payable and the issuance of Series A Convertible Preferred Stock and Series B Redeemable Preferred Stock.

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

Net Income

Net income for the three months ended June 30, 2016 was $1,721,000 as compared to net income of $767,000 for the three months ended June 30, 2015. Net income for the three months ended June 30, 2016 included non-cash other income of $2,127,000 and included change – derivative liability of $2,835,000, offset by (i) depreciation and amortization of $41,000; (ii) issuance of capital stock for services and expenses of $37,000; (iii) stock based compensation of $11,000; (iv) expenses related to the issuance of convertible notes payable of $17,000; (v) issuance of common stock related to convertible notes payable and Series B Redeemable Convertible Preferred Stock of $577,000; and (vi) loss on sale of assets of $21,000. TransTech’s net income from operations was $8,000 for the three months ended June 30, 2016 as compared net loss of $62,000 for the three months ended June 30, 2015.

Net income for the three months ended June 30, 2015, included non-cash income of $1,336,000, including (i) gain on change- derivative liability warrants of $1,408,000, (ii) other of $17,000, offset by (iii) depreciation and amortization of $89,000; and (iv) stock based compensation of $13,000.

We expect losses to continue as we commercialize our ChromaID technology.

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Nine Months Ended June 30,
	2016	2015	$ Variance	% Variance

Revenue	$4,586	$4,825	$(239)	-5.0%
Cost of sales	3,835	4,041	(206)	5.1%
Gross profit	751	784	(33)	-4.2%
Research and development expenses	243	286	(43)	15.0%
Selling, general and administrative expenses	2,297	2,349	(52)	2.2%
Operating loss	(1,789)	(1,851)	62	3.3%
Other income (expense):
Interest expense	(255)	(138)	(117)	-84.8%
Other (expense) income	(10)	24	(34)	-141.7%
Gain on change - derivative liability	1,966	1,809	157	8.7%
(Loss) on conversion of debt	(507)	-	(507)	-100.0%
Total other income	1,194	1,695	(501)	-29.6%
Loss before income taxes	(595)	(156)	(439)	-281.4%
Income taxes - current (benefit)	-	(8)	8	-100.0%
Net loss	$(595)	$(148)	$(447)	-302.0%

NINE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2015

Sales

Net revenue for the nine months ended June 30, 2016 decreased $239,000 to $4,586,000 as compared to $4,825,000 for the nine months ended June 30, 2015. The increase was due to higher sales at TransTech of $4,580,000.

Cost of Sales

Cost of sales for the nine months ended June 30, 2016 decreased $206,000 to $2,835,000 as compared to $4,041,000 for the nine months ended June 30, 2015. The decrease was due to lower sales at TransTech.

Gross profit was $751,000 for the nine months ended June 30, 2016 as compared to $784,000 for the nine months ended June 30, 2015. Gross profit was 16.4% for the nine ended June 30, 2016 as compared to 16.3% for the nine months ended June 30, 2015.

Research and Development Expenses

Research and development expenses for the nine months ended June 30, 2016 decreased $43,000 to $243,000 as compared to $286,000 for the nine months ended June 30, 2015. The decrease was due to decreased expenditures for suppliers related to the commercialization of our ChromaID technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2016 decreased $52,000 to $2,297,000 as compared to $2,349,000 for the nine months ended June 30, 2015. The decrease primarily was due to decrease in legal expenses of $64,000, offset by other expenses of $12,000. As part of the selling, general and administrative expenses for the nine months ended June 30, 2016, we incurred investor relation expenses of $104,000 and business development expenses of $284,000.

Other Income/Expense

Other income for the nine months ended June 30, 2016 was $1,194,000 as compared to $1,695,000 for the nine months ended June 30, 2015. The other income for the nine months ended June 30, 2016 included change - derivative liability of $1,966,000, offset by interest expense of $255,000, interest expense of $10,000 and loss on settlement of debt of $507,000. The gain on change derivative liability related to derivative instruments included in the June 2013 private placement, the November 2013 IDMC Services and License Agreement, our convertible notes payable and the issuance of Series A Convertible Preferred Stock and Series B Redeemable Preferred Stock.

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

Net (Loss) Income

Net loss for the nine months ended June 30, 2016 was $595,000 as compared to net loss of $148,000 for the nine months ended June 30, 2015. Net loss for the nine months ended June 30, 2016 included non-cash other income of $823,000 and included change – derivative liability of $1,966,000, offset by (i) depreciation and amortization of $136,000; (ii) issuance of capital stock for services and expenses of $222,000; (iii) stock based compensation of $36,000; (iv) expenses related to the issuance of convertible notes payable of $149,000; (v) issuance of common stock related to convertible notes payable and Series B Redeemable Convertible Preferred Stock of $577,000; and (vi) loss on sale of assets of $23,000. TransTech’s net loss from operations was $97,000 for the nine months ended June 30, 2016 as compared net loss of $98,000 for the nine months ended June 30, 2015.

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

We had cash of $276,000 and net working capital deficit of approximately $4,785,000 (excluding the derivative liability- warrants of $739,000 as of June 30, 2016.  We expect losses to continue as we commercialize our ChromaID™ technology. Our cash used in operations for the nine months ended June 30, 2016 and the years ended September 30, 2015 and 2014 was $1,857,000, $240,000 and $1,379,000, respectively. We believe that our cash on hand will be sufficient to fund our operations through July 30, 2016.

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

We have outstanding Series A Warrants to purchase a total of 286,061 shares of common stock with a current exercise price of $2.50 per share, and Series B Warrants to purchase a total of 286,061 shares of common stock with a current exercise price of $2.50 per share, the IDMC warrant to purchase 97,169 shares of common stock with a current exercise price of $2.50 per share, Series C and D Warrants to purchase 23,334 shares of common stock with a current exercise price of $2.50 per share and placement agent warrants to purchase 20,439 shares of common stock at an exercise price of current exercise price of $2.50 per share (collectively, the “Special Situations Warrants”). The Special Situations Warrants contain an adjustment provision that would require an adjustment in the exercise price of the Special Situations Warrants if we issue common stock, warrants or equity below the price that is reflected in the Special Situations Warrants (currently $2.50 per share).  If we issue any additional shares of common stock, warrants or other equity securities at a price below the exercise prices of the Special Situations Warrants, it would result in a reduction in the exercise price of the Special Situations Warrants. A downward adjustment in the exercise price of the Special Situations Warrants could also affect the market price of the common stock. The Series B Redeemable Preferred Stock convert into common shares at an assumed exercise price of $7.50 per share, subject to certain adjustments. During the three months ended June 30, 2016, the Company issued 74,084 shares of common stock to this institutional investor at $5.591 or $339,998 and expensed $506,599 related to the conversion of 34 Series B Preferred Shares. The institutional investor has presented conversion notices for an additional 29,166 to 161,428 shares of common stock related to the conversion of 34 Series B Preferred Shares.

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

We finance our TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On June 9, 2016, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($20,000 as of June 30, 2016) on a daily basis. The remaining balance on the accounts receivable line of $747,652 as of June 30, 2016 must be repaid by the time the secured credit facility expires on December 12, 2016, or we renew by automatic extension for the next successive six-month term.

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2016 was $1,857,000. This amount was primarily related to a net loss of $595,000 and an increase in accounts receivable of $483,000, an increase in inventory of $89,000 and non-cash other income of $823,000 and other of $6,000, offset by an increase in accounts payable of $131,000 and other of $8,000. The non-cash other income of $823,000 includes change – derivative liability of $1,966,000, offset by (i) depreciation and amortization of $136,000; (ii) issuance of capital stock for services and expenses of $222,000; (iii) stock based compensation of $36,000; (iv) expenses related to the issuance of convertible notes payable of $149,000; (v) issuance of common stock related to convertible notes payable and Series B Redeemable Convertible Preferred Stock of $577,000; and (vi) loss on sale of assets of $23,000.

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2016 was $2,047,000. This amount was primarily related to (i) proceeds from the exercise of warrants of $349,000; (ii) proceeds from convertible notes of $925,000; (iii) proceeds from line of credit of $383,000; and (iv) proceeds from the issuance of Series B Redeemable Preferred Stock of $505,000, offset by the repayment of convertible notes of $115,000.

Our contractual cash obligations as of June 30, 2016 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$23,401	$23,401	$-	$-	-
Convertible notes payable	957,310	957,310	-	-	-
Notes payable	1,547,587	1,547,587	-	-	-
Capital expenditures	100,000	20,000	40,000	40,000	-
	$2,628,298	$2,548,298	$40,000	$40,000	$-

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

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2016 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

We commenced our formal commercial launch in the fourth fiscal quarter of 2014 and anticipate growth in our business operations. Since our inception in 1998, we have increased our number of employees to 16 as of June 30, 2016 and we expect to increase our number of employees further as our business grows. This future growth could create strain on our organizational, administrative and operational infrastructure, including quality control, customer service and sales and marketing. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and management controls, as well as our reporting systems and procedures. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure and staff and implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our operations. Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

Risks Relating to our Business and Financial Condition

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have experienced net losses since inception. As of June 30, 2016, we had an accumulated deficit of $24.8 million and net losses in the amount of $595,000, $2,631,000 and $1,017,000 for the nine months ended June 30, 2016 and the years ended September 30, 2015 and 2014, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our ChromaID business has produced limited revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

We need additional financing to support our technology development and ongoing operations, pay our debts and maintain ownership of our intellectual properties; we will not receive any of the proceeds from the sale of the common stock by the selling stockholder.

We are currently operating at a loss. We believe that our cash on hand will be sufficient to fund our operations through July 31, 2016. We need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.  We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

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

●
The agreement requires IDMC to identify and engage inventors to develop new applications of our ChromaID technology, present the developments to us for approval, and file at least ten patent applications to protect the developments;
●
We received a worldwide, nontransferable, exclusive license to the licensed intellectual property developed under this agreement within the identification, authentication and diagnostics field of use;
●
We received a nonexclusive and nontransferable option to acquire a worldwide, nontransferable, nonexclusive license to intellectual property held by IDMC within that same field of use; and
●
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

We have obligations to repay approximately $2,861,438 in various loans in the near future, and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

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

We also have two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on September 30, 2016. They also provide for a second lien on our assets if not repaid by September 30, 2016 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. Mr. Erickson and/or entities with which he is affiliated also have advanced $668,500 and have unreimbursed expenses and compensation of approximately $398,004. We owe Mr. Erickson, or entities with which he is affiliated, $1,686,503 as of June 30, 2016.

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

There can be no assurance that:

●	any of our existing patents will continue to be held valid, if challenged;
●	patents will be issued for any of our pending applications;
●	any claims allowed from existing or pending patents will have sufficient scope or strength to protect us;
●	our patents will be issued in the primary countries where our products are sold in order to protect our rights and potential commercial advantage; or
●	any of our products or technologies will not infringe on the patents of other companies.

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

We may not be able to enter into collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure we may not realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize ChromaID without strategic partners or licensees include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

We may continue to expand our business through strategic acquisitions. The success of any acquisition will depend on, among other things:

●	the availability of suitable candidates;

●	higher than anticipated acquisition costs and expenses;

●	competition from other companies for the purchase of available candidates;

●	our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

●	the availability of funds to finance acquisitions and obtaining any consents necessary under our credit facility;

●	the ability to establish new informational, operational and financial systems to meet the needs of our business;

●	the ability to achieve anticipated synergies, including with respect to complementary products or services; and

●	the availability of management resources to oversee the integration and operation of the acquired businesses.

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

In December 8, 2009, we entered into the Capital Source credit facility. These Capital Source credit facility contains covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

●	sell, transfer, lease or dispose of certain assets;

●	engage in certain mergers and consolidations;

●	incur debt or encumber or permit liens on certain assets, except in the limited circumstances permitted under the loan and security agreements;

●	make certain restricted payments, including paying dividends on, or repurchasing or making distributions with respect to, our common stock; and

●	enter into certain transactions with affiliates.

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

In connection with the June 2013 Special Situations financing described below under “Liquidity and Capital Resources”, we have outstanding Series A Warrants to purchase a total of 286,061 shares of common stock with a current exercise price of $2.50 per share, and Series B Warrants to purchase a total of 286,061 shares of common stock with a current exercise price of $2.50 per share, the IDMC warrant to purchase 97,169 shares of common stock with a current exercise price of $2.50 per share, Series C and D Warrants to purchase 23,334 shares of common stock with a current exercise price of $2.50 per share and placement agent warrants to purchase 20,439 shares of common stock at an exercise price of current exercise price of $2.50 per share (collectively, the “Special Situations Warrants”). The Special Situations Warrants contain an adjustment provision that would require an adjustment in the exercise price of the Special Situations Warrants if we issue common stock, warrants or equity below the price that is reflected in the Special Situations Warrants (currently $2.50 per share).  If we issue any additional shares of common stock, warrants or other equity securities at a price below the exercise prices of the Special Situations Warrants, it would result in a reduction in the exercise price of the Special Situations Warrants. A downward adjustment in the exercise price of the Special Situations Warrants could also affect the market price of the common stock. The Series B Redeemable Preferred Stock convert into common shares at an assumed exercise price of $7.50 per share, subject to certain adjustments. During the three months ended June 30, 2016, the Company issued 74,084 shares of common stock to this institutional investor at $5.591 or $339,998 and expensed $506,599 related to the conversion of 34 Series B Preferred Shares. The institutional investor has presented conversion notices for an additional 29,166 to 161,428 shares of common stock related to the conversion of 34 Series B Preferred Shares.

Risks Relating to Our Stock

We are in Dispute with an Institutional Investor related to our Series B Redeemable Convertible Preferred Stock

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
The Company filed a Registration Statement on Form S-1, which was declared effective May 6, 2016, to register $2,675,000 for the resale of all shares of common stock issuable upon conversion of the Series B Shares.

During the three months ended June 30, 2016, the Company issued 74,084 shares of common stock to this institutional investor at $5.591 or $339,998 and expensed $506,599 related to the conversion of 34 Series B Preferred Shares. The institutional investor has presented conversion notices for an additional 29,166 to 161,428 shares of common stock related to the conversion of 34 Series B Preferred Shares. The Company has denied these requests and expects to negotiate with the institutional investor. Failure to negotiate a settlement with the institutional investor should cause litigation, the issuance of significant shares of common stock and would impact our financial position, results of operations, cash flows and stock price negatively.

The price of our common stock is volatile, which may cause investment losses for our stockholders.

The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

●
Announcements by us regarding liquidity, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments and litigation;

●	Issuance of convertible or equity securities and related warrants for general or merger and acquisition purposes;
●	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes;
●	Sale of a significant number of shares of our common stock by stockholders;
●	General market and economic conditions;
●	Quarterly variations in our operating results;
●	Investor and public relation activities;
●	Announcements of technological innovations;
●	New product introductions by us or our competitors;
●	Competitive activities; and
●	Additions or departures of key personnel.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of June 30, 2016, there were 1,410,628 shares of our common stock issued and outstanding, outstanding stock options grants for the purchase of 56,610 shares of common stock at an $18.19 average exercise price and outstanding warrants for the purchase of 758,403 shares of common stock at a $3.28 average exercise price. We may be obligated to issue up to 34,671 additional placement agent warrants at $2.50 per share related to the funding which closed June 14, 2013 which have the potential to add additional shares to the total number of shares of common stock issued and outstanding. In addition, there are 6,667 placement agent warrants at an unknown price.

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

● authorizing, creating, designating, establishing or issuing an increased number of shares of Series A Preferred Stock or any other class or series of capital stock ranking senior to or on a parity with the Series A Preferred Stock;

● adopting a plan for the liquidation, dissolution or winding up the affairs of our company or any recapitalization plan (whether by merger, consolidation or otherwise);

● amending, altering or repealing, whether by merger, consolidation or otherwise, our articles of incorporation or bylaws in a manner that would adversely affect any right, preference, privilege or voting power of the Series A Preferred Stock; and

● declaring or paying any dividend (with certain exceptions) or directly or indirectly purchase, redeem, repurchase or otherwise acquire any shares of our capital stock, stock options or convertible securities (with certain exceptions).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2016, we had the following issuances of unregistered sales of equity securities:

Eleven investors exercised warrants at $2.50 per share and were issued 71,920 shares of common stock, for a total of $179,800 in proceeds to us.

On October 21, 2015, we entered into a Public Relations Agreement with Financial Genetics LLC for public relation services. On January 6, 2016 Financial Genetics was issued 5,000 shares of our common stock. We expensed 37,450 during the three months ended June 30, 2016.

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

During the three months ended June 30, 2016, we issued 74,084 shares of common stock to this institutional investor at $5.591 or $339,998 and expensed $506,599 related to the conversion of 34 Series B Preferred Shares.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)             Exhibits

10.1
Amendment 6 to Demand Promissory Note dated April 29, 2016 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 2, 2016).

10.2
Amendment 7 to Demand Promissory Note dated April 29, 2016 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 2, 2016).

10.3
Amendment 8 to Demand Promissory Note dated April 29, 2016 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 2, 2016).

10.4
Stock Purchase Agreement dated March 8, 2016 by and between Visualant, Incorporated and an institutional investor (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 10, 2016).

10.5
Amendment 7 to Demand Promissory Note dated June 30, 2016 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 6, 2016).

10.6
Amendment 8 to Demand Promissory Note dated June 30, 2016 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 6, 2016).

10.7
Amendment 9 to Demand Promissory Note dated June 30, 2016 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 6, 2016).

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

VISUALANT, INCORPORATED

(Registrant)

Date: July 29, 2016	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: July 29, 2016	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)