Form 10-K
period 2016-09-30
VISUALANT INC
filed 2017-01-13
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

As of March 31, 2016 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $6,469,953.

As of January 13, 2017, the Company had 3,570,010 shares of common stock outstanding.

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

As of January 13, 2017, we had 3,570,010 shares of common stock issued and outstanding, held by 54 shareholders of record. The number of shareholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the shareholders for a vote, and no cumulative voting for directors is permitted.  Shareholders do not have any preemptive rights to acquire additional securities issued by us.  As of January 13, 2017, there were options outstanding for the purchase of 50,908 shares of common stock and warrants for the purchase of 4,494,080 shares of common stock. In addition, 2,184,048 shares of our common stock are issuable upon the conversion of Preferred Stock, up to 270,439 shares of our common stock are issuable upon the exercise of placement agent warrants and an unknown number of shares are issuable upon conversion of $490,000 in convertible promissory notes, all of which could potentially dilute future earnings per share.

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

IDMC Relationship

In November 2013, we entered into a strategic relationship with Invention Development Management Company, a subsidiary of Intellectual Ventures, a private intellectual property fund with over $5 billion under management. In May of 2016, Intellectual Ventures was spun out IDMC into an independent company called Xinova.  The relationship remains intact. Intellectual Ventures owns over 40,000 IP assets and has broad global relationships for the invention of technology, the filing of patents and the licensing of intellectual property. IDMC has worked to expand the reach and the potential application of the ChromaID technology and has filed ten patents base on the ChromaID technology, which it has licensed to us. In connection with IDMC’s work to expand our intellectual property portfolio, we agreed to curtail outbound marketing activities of our technology through the fourth calendar quarter of 2014.

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

Research and Development

Our research and development efforts are primarily focused improving the core foundational ChromaID technology and developing new and unique applications for the technology. As part of this effort, we typically conduct testing to ensure that ChromaID application methods are compatible with the customer’s requirements, and that they can be implemented in a cost effective manner. We are also actively involved in identifying new application methods. Our team has considerable experience working with the application of light-based technologies and their application to various industries. We believe that its continued development of new and enhanced technologies relating to our core business is essential to our future success. We spent $325,803 and $362,661 during the years ended September 30, 2016 and 2015, respectively, on development activities. Our research and development efforts are supported internally, through its relationship with IDMC and through contractors led by Dr. Tom Furness and his team at RATLab LLC.

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

Services and License Agreement Invention Development Management Company, L.L.C.

In November 2013, we entered into a Services and License Agreement with Invention Development Management Company. IDMC is a subsidiary of Intellectual Ventures, which collaborates with inventors and partners with pioneering companies and invests both expertise and capital in the process of invention. On November 19, 2014, we amended the Services and License Agreement with IDMC. This amendment exclusively licenses 10 filed patents to us. In May of 2016, Intellectual Ventures was spun out IDMC into an independent company called Xinova. The relationship remains intact.

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

In connection with the original license agreement, we issued a warrant to purchase 97,169 shares of common stock to IDMC as consideration for the exclusive intellectual property license and application development services. The warrant has a current exercise price of $0.70 per share and expires November 10, 2018. The per share price is subject to adjustment based on any issuances below $0.70 per share except as described in the warrant.

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

EMPLOYEES

As of January 13, 2017, we had twenty full-time employees. Our senior management is located in the Seattle, Washington office.

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
We commenced our formal commercial launch in the fourth fiscal quarter of 2014 and anticipate growth in our business operations. Since our inception in 1998, we have increased our number of employees to 20 as of January 13, 2017 and we expect to increase our number of employees further as our business grows. This future growth could create strain on our organizational, administrative and operational infrastructure, including quality control, customer service and sales and marketing. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and management controls, as well as our reporting systems and procedures. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure and staff and implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our operations. Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

Risks Relating to our Business and Financial Condition

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have experienced net losses since inception. As of September 30, 2016, we had an accumulated deficit of $27.1 million and net losses in the amount of $1,746,000 and $2,631,000 for the years ended September 30, 2016 and 2015, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our ChromaID business has produced limited revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

We need additional financing to support our technology development and ongoing operations, pay our debts and maintain ownership of our intellectual properties; we will not receive any of the proceeds from the sale of the common stock by the selling stockholder.

We are currently operating at a loss. We believe that our cash on hand will be sufficient to fund our operations through January 31, 2017. We need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.  We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

If our development and license agreement with Intellicheck is terminated for any reason it may have a material adverse effect on our business strategy and our results of operations may suffer.

In March 2016, we entered into a Collaboration Agreement and License with Intellicheck Mobilisa, Inc. that provides Intellicheck exclusive rights to our ChromaID technology for threat assessment and document verification in the areas of homeland security, law enforcement and crime prevention.

We are working with Intellicheck to develop solutions for threat assessment and document verification solutions for markets in the United States and abroad. Documents that can potentially be verified include driver’s licenses, access control cards, commercial instruments, currency, birth certificates and other so-called “breeder” documents which can allow the holder to obtain a passport and various other documents.

Failure to operate in accordance with the Intellicheck agreement, or an early termination or cancellation of this agreement for any reason, would have a material adverse effect on our ability to execute our business strategy and our results of operations and financial condition may be materially adversely affected.

Our services and license agreement with Invention Development Management Company, LLC is important to our business strategy and operations.

In November 2013, we entered into a Services and License Agreement with Invention Development Management Company. IDMC is a subsidiary of Intellectual Ventures, which collaborates with inventors, partners with companies and invests both expertise and capital in the process of invention. This agreement was amended in November 2014 to license ten patents filed by IDMC related to the ChromaID technology to us. In May of 2016, Intellectual Ventures was spun out IDMC into an independent company called Xinova.  The relationship remains intact.

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

Because of our recurring losses and negative cash flows from operations, the audit report of our independent registered public accountants on our consolidated financial statements for the year ended September 30, 2016 contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.  Factors identified in the report include our historical net losses, negative working capital, and the need for additional financing to implement our business plan and service our debt repayments. If we are not able to attain profitability in the near future our financial condition could deteriorate further, which would have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment. Further, we may be unable to pay our debt obligations as they become due, which include obligations to secured creditors. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.  Additionally, we are subject to customary operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

As of September 30, 2016, we have obligations to repay approximately $2,631,640 in various loans in the near future, and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

We have a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which matures on December 31, 2017 and provides for interest at 3.25% per year. Related to this Umpqua Loan, we entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. We recorded accrued interest of $16,340 as of September 30, 2016.

We also have two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on March 31, 2017. The notes payable also provide for a second lien on our assets if not repaid by March 31, 2017 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. We recorded accrued interest of $40,167 as of September 30, 2016.

Mr. Erickson and/or entities with which he is affiliated also have advanced $521,833 and have unreimbursed expenses and compensation of approximately $424,872. We owe Mr. Erickson, or entities with which he is affiliated, $1,546,705 as of September 30, 2016.

On September 30, 2016, we entered into a $175,000 Convertible Promissory Note with Clayton A. Struve, an accredited investor and affiliate of the Company, to fund short-term working capital. The Convertible Promissory Note accrues interest at a rate of 10% per annum and becomes due on March 30, 2017. The Note holder can convert to common stock at $0.70 per share. We recorded a beneficial conversion feature of $10,500 and expensed an additional $24,500 related to the convertible note.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. During the audit of our financial statements for the year ended September 30, 2016, our management identified material weaknesses in our internal control over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

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
We currently have one full-time sales and business development manager for the ChromaID technology. This individual oversees sales of our products and IP licensing and manages critical customer and partner relationships. In addition, hemanages and coordinates the business development resources at our strategic partners IDMC and Sumitomo Precision Products as they relate to our ChromaID technology. We also work with third party entities that are focused in specific market verticals where they have business relationships that can be leveraged. Our subsidiary, TransTech Systems, has six sales and marketing employees on staff to support the ongoing sales efforts of that business. In order to commercialize products that are approved for commercial sales, we sell directly to our customers, collaborate with third parties that have such commercial infrastructure and work with our strategic business partners to generate sales. If we are not successful entering into appropriate collaboration arrangements, or recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty successfully commercializing our ChromaID technology, which would adversely affect our business, operating results and financial condition.
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

The exercise prices of certain warrants and the Series A and C Preferred Shares may require further adjustment.

In the future, if we sell our common stock at a price below $0.70 per share, the exercise prices of certain warrants and Series A and Series C  Preferred Shares may require further adjustment from $0.70 per share.
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

Two individual investors could have significant influence over matters submitted to stockholders for approval.

As of September 30, 2016, two individuals in the aggregate, assuming the exercise of all warrants to purchase common stock, hold shares representing approximately 80% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, the agreement with one of these individuals limits his ownership to 4.99% individually. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of January 13, 2017, we had 3,570,010 shares of common stock issued and outstanding, held by 54 shareholders of record. The number of shareholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the shareholders for a vote, and no cumulative voting for directors is permitted.  Shareholders do not have any preemptive rights to acquire additional securities issued by us.  As of January 13, 2017, there were options outstanding for the purchase of 50,908 shares of common stock and warrants for the purchase of 4,494,080 shares of common stock. In addition, 2,184,048 shares of our common stock are issuable upon the conversion of Preferred Stock, up to 270,439 shares of our common stock are issuable upon the exercise of placement agent warrants and an unknown number of shares are issuable upon conversion of $490,000 in convertible promissory notes, all of which could potentially dilute future earnings per share.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Corporate Offices

Our executive office is located at 500 Union Street, Suite 420, Seattle, Washington, USA, 98101. We lease 1,014 square feet and our net monthly payment is $2,535. We also lease this office on a month to month basis.

TransTech Facilities

TransTech is located at 12142 NE Sky Lane, Suite 130, Aurora, OR 97002. TransTech leases a total of approximately 9,750 square feet of office and warehouse space for its administrative offices, product inventory and shipping operations. We lease this office on a month to month basis at $6,942 per month.

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

Under the Amended and Restated Certificate, we had 11,667 shares of Series A Preferred authorized, all of which are outstanding. Each holder of outstanding shares of Series A Preferred is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred held by such holder are then convertible as of the applicable record date. We cannot amend, alter or repeal any preferences, rights, or other terms of the Series A Preferred so as to adversely affect the Series A Preferred, without the written consent or affirmative vote of the holders of at least 66% of the then outstanding shares of Series A Preferred, voting as a separate voting group, given by written consent or by vote at a meeting called for such purpose for which notice shall have been duly given to the holders of the Series A Preferred.

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

On August 4, 2016, the price of the Series A Preferred Stock was adjusted to $0.70 per share due to the issuance of common stock at that price.

On March 8, 2016, we received approval from the State of Nevada for the Correction to the Company’s Amended and Restated Certificate of Designations, Preferences and Rights of its Series A Convertible Preferred Stock. The Amended and Restated Certificate filed July 21, 2015 changed the conversion price and the stated value from $0.10 (pre reverse stock split) to $30.00 (post-reverse stock split), and adding a provision adjusting the conversion price upon the occurrence of certain events. On February 19, 2016, the holders of Series A Convertible Preferred Stock entered into Amendment 2 of Series A Preferred Stock Terms and increased the number of Preferred Stock Shares to properly account for the reverse stock split. We have 23,334 Series A Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

On August 5, 2016, we closed a Series C Preferred Stock and Warrant Purchase Agreement with an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred has a yield of 8% and an ownership blocker of 4.99%. In addition, the investor received 100% warrant coverage with five year warrants having a strike price of $0.70. Both the Series C and warrants were included in a registration statement filed by us.

On August 11, 2016, we applied with the State of Nevada for the approval of the Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock. The Certificate designated 1,785,715 shares as Series C Convertible Preferred Stock at a par value of $.001 per share that is convertible into common stock at $0.70 per share, with certain adjustments as set forth in the Certificate. On August 31, 2016, we filed with the State of Nevada a Certificate of Correction to the Certificate of Designations of Preferences, Powers, Rights and Limitations for the Series C Redeemable Convertible Preferred Stock. The Certificate authorized 5,000 shares of Series C Preferred Stock at a par value of $.001 per share that is convertible into common stock at $0.70 per share, with certain adjustments as set forth in the Certificate.

Common Stock

We are authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001. As of January 13, 2017, we had 3,570,010 shares of common stock issued and outstanding, held by 54 shareholders of record. The number of shareholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the shareholders for a vote, and no cumulative voting for directors is permitted.  Shareholders do not have any preemptive rights to acquire additional securities issued by us.  As of January 13, 2017, there were options outstanding for the purchase of 50,908 shares of common stock and warrants for the purchase of 4,494,080 shares of common stock. In addition, 2,184,048 shares of our common stock are issuable upon the conversion of Preferred Stock, up to 270,439 shares of our common stock are issuable upon the exercise of placement agent warrants and an unknown number of shares are issuable upon conversion of $490,000 in convertible promissory notes, all of which could potentially dilute future earnings per share.

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
● permit our Board of Directors to alter our bylaws without stockholder approval;
● provide that vacancies on our Board of Directors may be filled by a majority of directors in office, although less than a quorum;
● authorize the issuance of preferred stock, which can be created and issued by our Board of Directors without prior stockholder approval, with rights senior to our common stock, which may render more difficult or discourage an attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise; and
● establish advance notice procedures with respect to stockholder proposals relating to the nomination of candidates for election as directors and other business to be brought before stockholder meetings, which notice must contain information specified in our bylaws.

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

Period Ended	High	Low
Year Ending September 30, 2016
July 1, 2016 to September 30, 2016	$3.50	$0.60
June 30, 2016	$9.35	$2.25
March 31, 2016	$8.04	$5.00
December 31, 2015	$9.00	$4.30

Year Ending September 30, 2015
September 30, 2015	$8.00	$2.80
June 30, 2015	$13.50	$6.00
March 31, 2015	$13.50	$7.50
December 31, 2014	$18.00	$7.50

As of January 9, 2017, the high and low sales price of our common stock was $0.75 per share and $0.65 per share, respectively. As of January 13, 2016, there were 3,570,010 shares of common stock outstanding held by approximately 54 stockholders of record. This number does not include approximately 2,300 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.
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
Recent Sales of Unregistered Securities
During the three months ended September 30, 2016, we had the following sales of unregistered sales of equity securities:
Two investors exercised warrants at $2.50 per share and were issued 68,001 shares of common stock, for a total of $170,003 in proceeds to us.
On October 21, 2015, we entered into a Public Relations Agreement with Financial Genetics LLC for public relation services. Under the Agreement, Financial Genetics was issued 8,572 shares of our common stock during the three months ended September 30, 2016.
On July 12, 2016, a supplier converted accounts payable totaling $232,966 into 77,665 shares of common stock valued at $3.00 per share.
On August 1, 2016, we entered an Agreement with Axiom Financial, Inc. for business development services. Under the Agreement, we issued 25,000 shares of our common stock.
On August 10, 2016, we closed a Stock Purchase Agreement with Dale Broadrick, an accredited investor and affiliate of the Company for the purchase of $500,000 of our common stock at $0.70 per share or 714,286 shares of common stock. In addition, the investor received 100% warrant coverage with a five year warrant having a strike price of $0.70. These common shares and warrants are not subject to a registration statement.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of September 30, 2016 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity compensation
	exercise of outstanding	outstanding options,	plan (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plan
approved by shareholders	50,908	18.045	27,425
Equity compensation plans
not approved by shareholders	-	-	-
Total	50,908	18.045	27,425

ITEM 6.    SELECTED FINANCIAL DATA
Summary Financial Information

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended September 30, 2016 and 2015. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands)

	Years Ended September 30,
	2016	2015	2014	2013	2012

STATEMENT OF OPERATIONS DATA:
Net revenue	$6,024	$6,291	$7,983	$8,573	$7,924
Cost of goods sold	5,036	5,274	6,694	6,717	6,344
Gross profit	988	1,017	1,289	1,856	1,580
Research and development expenses	326	363	670	1,169	177
General and administrative expenses	3,355	2,984	3,180	4,581	3,625
Operating (loss)	(2,693)	(2,330)	(2,561)	(3,894)	(2,222)
Other expense	947	(271)	1,538	(2,741)	(533)
Net profit (loss)	(1,746)	(2,601)	(1,023)	$(6,635)	$(2,755)
Income taxes current benefit	-	30	(6)	$(30)	$(29)
Net profit (loss)	(1,746)	(2,631)	(1,017)	(6,605)	(2,726)
Noncontrolling interest	-	-	-	$17	$6
Net profit (loss) attributable to Visualant, Inc. and Subsidiaries common shareholders	$(1,746)	$(2,631)	$(1,017)	$(6,622)	$(2,732)
Net (loss) per share	$(1.22)	$(2.33)	$(1.24)	$(15.11)	$(9.58)
Weighted average number of shares	1,428,763	1,131,622	819,563	437,049	284,552

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

In 2010, we acquired TransTech Systems as an adjunct to our business. TransTech is a distributor of products for employee and personnel identification. TransTech currently provides substantially all of our revenues. We intend, however, to further develop and market our ChromaID technology.

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

(dollars in thousands)

	Years Ended September 30,
	2016	2015	$ Variance	% Variance

Revenue	$6,024	$6,291	$(267)	-4.2%
Cost of sales	5,036	5,274	(238)	4.5%
Gross profit	988	1,017	(29)	-2.9%
Research and development expenses	326	363	(37)	10.2%
Selling, general and administrative expenses	3,355	2,984	371	-12.4%
Operating loss	(2,693)	(2,330)	(363)	-15.6%
Other income (expense):
Interest expense	(324)	(170)	(154)	-90.6%
Other (expense) income	(11)	41	(52)	-126.8%
Gain (loss) on change- derivative liability warrants	2,560	(108)	2,668	2470.4%
(Loss) on conversion of debt	(1,278)	(34)	(1,244)	-3658.8%
Total other income	947	(271)	1,218	449.4%
Income before income taxes	(1,746)	(2,601)	855	32.9%
Income taxes - current (benefit)	-	30	(30)	-100.0%
Net income	(1,746)	(2,631)	885	33.6%

Sales

Net revenue for the year ended September 30, 2016 decreased $267,000 to $6,024,000 as compared to $6,291,000 for the year ended September 30, 2015. The decrease was due to lower sales at TransTech resulting from a reduction in product sales.

Cost of Sales

Cost of sales for the year ended September 30, 2016 decreased $238,000 to $5,036,000 as compared to $5,274,000 for the year ended September 30, 2015. The decrease was due to lower sales.

Gross profit was $988,000 for the year ended September 30, 2016 as compared to $1,017,000 for the year ended September 30, 2015. Gross profit was 16.4% for the year ended September 30, 2016 as compared to 16.2% for the year ended September 30, 2015.

Research and Development Expenses

Research and development expenses for the year ended September 30, 2016 decreased $37,000 to $326,000 as compared to $363,000 for the year ended September 30, 2015. The decrease was due to reduced expenditures for suppliers related to the commercialization of our ChromaID technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2016 increased $371,000 to $3,355,000 as compared to $2,984,000 for the year ended September 30, 2015.

The increase primarily was due to increased business development expenses of $466,000, investor relation expenses of $69.000, consulting expenses of $82,000 and other expenses of $63,000, offset by reduced amortization expenses of $154,000 and stock based compensation of $155,000. As part of the selling, general and administrative expenses for the year ended September 30, 2016, we incurred investor relation expenses of $107,000 and business development expenses of $571,000.

Other Income (Expense)

Other income for the year ended September 30, 2016 was $947,000 as compared to other expense of $271,000 for the year ended September 30, 2015. The other income for the year ended September 30, 2016 included change in the value of derivatives of $2,560,000, offset by the loss on the retirement of debt of $1,278,000, interest expenses of $324,000 and other expenses of $11,000. The gain on the value of the derivative instruments is a result of the decline of the derivative liability as our underlying stock price has declined.

The other expense for the year ended September 30, 2015 included other income of $41,000, offset by loss on change - derivative liability of $108,000, interest expense of $170,000 and loss on conversion of debt of $34,000. The loss on change derivative liability warrants related to derivative instruments included in the June 2013 private placement, the November 2013 IDMC Services and License Agreement, our convertible notes payable and the issuance of Series A Convertible Preferred Stock.

Net Loss

Net loss for the year ended September 30, 2016 was $1,746,000 as compared to $2,631,000 for the year ended September 30, 2015. The decrease was primarily due to a gain on change - derivative liability of $2,560,000.

The net loss for the year ended September 30, 2016, included non-cash income of $956,000, including (i) gain on change- derivative liability warrants of $2,560,000, offset by (ii) other of $34,000, (iii) depreciation and amortization of $179,000; (iv) stock based compensation of $46,000;(v) share and warrant issuances of $395,000; (vi) non-cash convertible debentures expenses of $177,000; and (vii) loss on conversion of debt of $773,000. TransTech’s net loss from operations was $192,000 for the year ended September 30, 2016 as compared to a net loss of $194,000 for the year ended September 30, 2015.

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

We had cash of $188,000 and net working capital deficit of approximately $3,982,000 (excluding the derivative liability- warrants of $145,000 as of September 30, 2016.  We expect losses to continue as we commercialize our ChromaID™ technology. Our cash used in operations for years ended September 30, 2016 and 2015 was $3,373,000 and $240,000, respectively. We believe that our cash on hand will be sufficient to fund our operations through January 31, 2017.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended September 30, 2016 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

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

We intend to issue up to 3,125,000 Series D Shares (and an equal number of warrants) for gross proceeds of $2,500,000 pursuant on a “best efforts” basis.

We finance our TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On December 12, 2016, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($33,000 as of September 30, 2016) on a daily basis. The remaining balance on the accounts receivable line of $370,404 as of September 30, 2016 must be repaid by the time the secured credit facility expires on June 12, 2017, or we renew by automatic extension for the next successive six-month term.

Operating Activities

Net cash used in operating activities for the year ended September 30, 2016 was $3,374,000. This amount was primarily related to a net loss of $1,746,000, an increase in accounts receivable of $189,000, an increase in inventory of $77,000, a decrease in accounts payable of $406,000, and non-cash other income of $956,000. The non-cash other income of $956,000 includes (i) gain on change- derivative liability warrants of $2,560,000, offset by (ii) other of $34,000, (iii) depreciation and amortization of $179,000; (iv) stock based compensation of $46,000; (v) share and warrant issuances of $395,000; (vi) non-cash convertible debentures expenses of $177,000; and (vii) loss on conversion of debt of $773,000.

Financing Activities

Net cash provided by financing activities for the year ended September 30, 2016 was $3,497,000. This amount was primarily related to (i) proceeds from the exercise of warrants of $519,000; (ii) proceeds from convertible notes of $1,175,000; (iii) proceeds from line of credit of $6,000; and (iv) proceeds from the sale of common and preferred stock of $2,883,000, offset by the repayment of convertible notes of $580,000 and redemption of preferred stock of $505,000.

Our contractual cash obligations as of September 30, 2016 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$10,030	$10,030	$-	$-	$-
Convertible notes payable	909,500	909,500	-	-	-
Notes payable	1,170,339	1,170,339	-	-	-
Capital expenditures	100,000	20,000	40,000	40,000	-
	$2,189,869	$2,109,869	$40,000	$40,000	$-

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  We record a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $25,000 and $20,000 reserve for impaired inventory as of September 30, 2016 and 2015, respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2016 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee: While we have an audit committee, we lack a financial expert. During 2017, the Board expects to appoint an additional independent Director to serve as Audit Committee Chairman who is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002.

b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended September 30, 2016 that were not filed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Director/ Executive Officer
Directors-
Ronald P. Erickson	72	Chairman of the Board, Chief Executive Officer and President (1)
Jon Pepper	65	Director (2)
Ichiro Takesako	57	Director

Executive Officers-
Jeff Wilson	55	Chief Financial Officer and Secretary
Todd Martin Sames	62	Executive Vice President of Business Development

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

Mr. Takesako has recently held a number of executive position at Sumitomo and its affiliates. Since January, 2013 he has been CEO of M2M Technologies, Inc., a portfolio company of Sumitomo Precision Products. During a portion of his time as CEO of M2M he has also served as General Manager of the Business Development Department of Sumitomo Precision Products. From August, 2011 to January, 2013 he served as General Manager, Corporate Strategic Planning Group, of Sumitomo Precision Products. From July, 2010 to August, 2011 he served as Executive Director of SPP Process Technology Systems, a wholly- owned subsidiary of Sumitomo Precision Products located in Newport, Wales in the United Kingdom. From April, 2009 to July, 2010 he served as General Manager of the Overseas Business Department of Micro Technology Division, where he was in charge of M&A activity of certain business segments and assets of Aviza Technology, Inc. From June, 2008 until April, 2009, he was General Manager of Sales and Marketing Department of Sumitomo’s Micro Technology Division.

Mr. Takesako’s career at Sumitomo Precision Products, Ltd and Sumitomo began in 1983.

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

Other Executive Officers

Jeff T. Wilson has been our Chief Financial Officer since September 2016. Mr. Wilson has significant financial, capital markets and operations experience in public technology companies. Most recently, Mr. Wilson was the Chief Financial Officer for Command Center, a publicly traded staffing company. From 2010 to 2015 Mr. Wilson also served on the Board of Directors for Command Center and was Chairman of the Audit Committee.

During the previous 25 years, Mr. Wilson held senior finance roles in a number of companies bringing new technologies to market. From 2013 to 2014 Mr. Wilson was the Chief Financial Officer for Acuamtica Inc., a developer of cloud-based ERP systems. From 1999 to 2013, Mr. Wilson was the Controller and later Chief Financial Officer of Microvision Inc., a developer of miniature display technologies. Earlier in his career, Mr. Wilson held several finance positions at Siemens Medical Systems and was an audit manager at Price Waterhouse Coopers. Mr. Wilson is a CPA and holds a Bachelor of Science degree in Accounting from Oklahoma State University.

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

●
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

●	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
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
●
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

●
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

●
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
Jon Pepper

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during the fiscal year ended September 30, 2016 served as an officer, former officer, or employee of the Company or participated in a related party transaction that would be required to be disclosed in this prospectus. Further, during this period, no executive officer of the Company served as:

●
a member of the Compensation Committee or equivalent of any other entity, one of whose executive officers served as one of our directors or was an immediate family member of a director, or served on our Compensation Committee; or

●	a director of any other entity, one of whose executive officers or their immediate family member served on our Compensation Committee.
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

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter.  The members of the Compensation Committee are Jon Pepper. We expect to appoint an additional independent Director to serve on the Compensation Committee by early 2017.

Compensation Philosophy and Objectives

The major compensation objectives for the Company’s executive officers are as follows:

●	to attract and retain highly qualified individuals capable of making significant contributions to our long-term success;

●	to motivate and reward named executive officers whose knowledge, skills, and performance are critical to our success;

●	to closely align the interests of our named executive officers and other key employees with those of its shareholders; and

●	to utilize incentive based compensation to reinforce performance objectives and reward superior performance.

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

Setting Executive Compensation

The Compensation Committee believes that compensation for the Company’s executive officers must be managed to what we can afford and in a way that allows for us to meet our goals for overall performance. During 2016 and 2015, the Compensation Committee and the Board compensated its Chief Executive Officer with an annual salary of $180,000 effective June 1, 2012. During 2016 and 2015, the Committee compensated its Chief Financial Officer with an annual salary of $120,000 effective June 1, 2012. This compensation reflected the financial condition of the Company. Other Named Executive Officers were paid by us during 2016. The Compensation Committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Executive Compensation Components for the Year Ended September 30, 2016

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the year that ended on September 30, 2016. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For the year that ended on September 30, 2016, the principal components of compensation for named executive officers were base salary.

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

Base salaries for the Company’s named executive officers are initially established based on their prior experience, the scope of their responsibilities and the applicable competitive market compensation paid by other companies for similar positions. Mr. Erickson, Mr. Scott and Mr. Wilson were compensated as described above based on the financial condition of the Company.

Performance-Based Incentive Compensation

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s Named Executive Officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the Named Executive Officers during the year ended September 30, 2016 based on our financial condition.

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

The Named Executive Officers did not receive stock grants and option awards during the year ended September 30, 2016.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the Named Executive Officers.

Perquisites and Other Personal Benefits

During the year ended September 30, 2016, we provided the Named Executive Officers with medical insurance. No other personal benefits were provided to these individuals. The committee expects to review the levels of perquisites and other personal benefits provided to Named Executive Officers annually.

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

THE COMPENSATION COMMITTEE

Jon Pepper, Chairman

EXECUTIVE COMPENSATION

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the fiscal years ended September, 2016 and 2015:

Summary Compensation Table

							All
					Stock	Option	Other
			Salary	Bonus	Awards	Awards	Compensation	Total
Name	Principal Position		($)	($)	($) (5)	($)	($)	($)
Salary-
Ronald P. Erickson (1)	Chief Executive Officer	9/30/2016	$180,000	$-	$-	$-	$-	$180,000
		9/30/2015	$180,000	$-	$-	$-	$-	$180,000

Jeff T Wilson (2)	Chief Financial Officer	9/30/2016	$8,300	$-	$-	$-	$-	$8,300
		9/30/2015	$-	$-	$-	$-	$-	$-

Mark E. Scott (3)	Former Chief Financial Officer and	9/30/2016	$110,000	$-		$-	$-	$110,000
	Secretary	9/30/2015	$120,000	$-	$20,010	$-	$-	$140,010

Todd Martin Sames (4)	Vice President of Business Development	9/30/2016	$120,000	$-		$-	$-	$120,000
		9/30/2015	$120,000	$-	$15,000	$-	$-	$135,000

(1)           During the years ended September 30, 2016 and 2015, Mr. Erickson was compensated at a monthly salary of $15,000. As of September 30, 2016 and 2015, Mr. Erickson had accrued but unpaid salary of $105,000 and $180,000, respectively, This accrual was based on the tight cash flow of the Company and agreed to by Mr. Erickson, but there was no formal deferral agreement. There was no accrued interest paid on the unpaid salary.

(2)            During the period from September 6, 2016 to September 30, 2016, Mr. Wilson was paid $8,300. Mr. Wilson was appointed Chief Financial Officer on September 6, 2016.

(3)           During the year ended September 30, 2016 and 2015, Mr. Scott was compensated at a monthly salary of $10,000. As of September 30, 2016 and 2015, Mr. Scott had accrued but unpaid salary of $0 and $40,000, respectively The 2015 stock award amount for Mr. Scott reflects 1,334 shares of restricted common stock issued by us on January 23, 2015. The restricted common stock was issued at the grant date market value of $15.00 per share.  Mr. Scott resigned as Chief Financial Officer on August 12, 2016, effective Augut 31, 2016.

(4)           During the year ended September 30, 2016 and 2015, Mr. Sames was compensated at a monthly salary of $10,000. As of September 30, 2016 and 2015, Mr. Sames had accrued but unpaid salary of $25,000 and $40,000, respectively, This accrual was based on the tight cash flow of the Company and agreed to by Mr. Sames, but there was no formal deferral agreement. There was no accrued interest paid on the unpaid salary. The 2015 stock award amount for Mr. Sames reflects 1,000 shares of restricted common stock issued by us on January 23, 2015. The restricted common stock was issued at the grant date market value of $15.00 per share.

(5)           These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Grants of Stock Based Awards in Fiscal Year Then Ended September 30, 2016

The Compensation Committee did not approve any performance-based incentive compensation to the Named Executive Officers during 2016.

Outstanding Equity Awards as of Fiscal Year Then Ended September 30, 2016

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	Exercisable	Unexerciseable	Price	Expiration
Name	(#)	(#)	($) (4)	Date

Ronald P. Erickson (1)	13,334	-	$22.50	5/9/2020
	6,667	-	$19.50	6/5/2022

Jeff T Wilson	-	-	$-

Mark E.Scott (2)	-	-	$-

Todd Martin Sames (3)	6,667	-	$19.50	9/4/2017
	1,778	222	$15.00	4/1/2019
	-	6,668	$15.00	1/22/2020

(1)
Mr. Erickson’s stock option grants consist of (i) 13,334 shares which vested quarterly over two years from May 10, 2010; and (ii) 6,667 shares which vested quarterly over one year from June 5, 2012.
(2)
Mr. Scott resigned as Chief Financial Officer on August 12, 2016, effective Augut 31, 2016. Mr. Scott forfeited stock option grants of 5,668 shares at $19.50 per share.

(3)
Mr. Sames’ stock options grants consist of (i) 6,667 shares which vest quarterly over three years from September 5, 2012; and (ii) 2,000 shares which vest quarterly over three years from April 1, 2014. The 2015 stock option grant for Mr. Sames reflects 6,668 shares at an exercise price of $15.00 per share. The grant vests quarterly over three years after being earned and expires January 22, 2020. As of September 30, 2016, the stock option grant was not earned.

(4)
 These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Option Exercises and Stock Vested

Our Named Executive Officers did not exercise any stock options during the year ended September, 2016 and 2015.

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

DIRECTOR COMPENSATION

We primarily use stock options grants to incentive compensation to attract and retain qualified candidates to serve on the Board. This compensation reflected the financial condition of the Company. In setting director compensation, we consider the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by our members of the Board. During year then ended September 30, 2016, Ronald Erickson did not receive any compensation for his service as a director.  The compensation disclosed in the Summary Compensation Table on page 37 represents the total compensation for Mr.Erickson.

Compensation Paid to Board Members

No compensation was paid by us to non-employee directors during the year ended September 30, 2016. Our independent non-employee directors are not compensated in cash.   The only compensation generally has been in the form of stock awards. There is no formal stock compensation plan for independent non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of September 30, 2016 by:

●	each director and nominee for director;

●	each person known by us to own beneficially 5% or more of our common stock;

●	each executive officer named in the summary compensation table elsewhere in this report; and

●	all of our current directors and executive officers as a group.

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

	Shares Beneficially Owned
	Amount	Percentage
Directors and Officers-
Ronald P. Erickson (1)	175,087	7.4%
Jeff Wilson (2)	-	*
Mark E. Scott (3)	11,791	*
Jon Pepper (4)	13,000	*
Todd Martin Sames (5)	10,112	*
Sumitomo Precision Products Co., Ltd./ Ichiro Takesako (6)	115,385	4.9%
Total Directors and Officers (6 in total)	325,375	13.8%

* Less than 1%.

(1) Includes 155,086 shares of shares of common stock beneficially owned and stock option grants to purchase 20,001 shares of our common stock that are exercisable within 60 days.

(2) Mr. Wilson was appointed Chief Finncia Officer and he does not have any beneficial ownership.

(3) Includes 11,791 shares of shares of common stock beneficially owned. Mr. Scott resigned as Chief Financial Officer on August 12, 2016, effective August 31, 2016.

(4) Includes 13,000 shares of shares of common stock beneficially owned by Mr. Pepper.

(5) Includes 1,667 shares of shares of common stock beneficially owned and stock option grants totaling 8,445 shares that Mr. Sames has the right to acquire in 60 days.

(6) Includes 115,385 shares of shares of common stock beneficially owned by Sumitomo Precision Products, Co. Ltd.

	Shares Beneficially Owned
	Amount	Percentage
Greater Than 5% Ownership

Special Situations Technology Funds, L.P./ Adam Stettner (1)	318,000	12.4%
	Blocker at 9.99%

Clayton A. Struve (2)	3,821,428	61.9%
	Blocker at 4.99%

Dale Broadrick (3)	1,768,087	57.6%

(1)      Reflects the shares beneficially owned by Special Situations Technology Funds, L.P. This total includes 106,000 shares and a total of 212,000 Series A and B Warrants to purchase shares of our common stock. The address of Special Situations Technology Funds, L.P. is 527 Madison Avenue, Suite 2600, New York City, New York.

(2)      Reflects the shares beneficially owned by Clayton A. Struve. This total includes Series C Preferred Stock that converts into 1,785,714 shares of common stock, a warrant to purchase 1,785,714 shares of common stock and a Convertible note that converts into 250,000 shares of common stock. The address of Clayton A. Struve is 175 West Jackson Blvd, Suite 440, Chicago, Illinois.

(3)      Reflects the shares beneficially owned by Dale Broadrick. This total includes 1,053,801 shares and a total of 714,286 Warrants to purchase shares of our common stock. The address of Dale Broadrick is 3003 Brick Church Pike, Nashville, Tennessee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related party transactions for the year ended September 30, 2016 are detailed below and in the Footnotes to Form 10K.

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
Services and License Agreement Invention Development Management Company, L.L.C.

In November 2013, we entered into a Services and License Agreement with Invention Development Management Company. IDMC is a subsidiary of Intellectual Ventures, which collaborates with inventors and partners with pioneering companies and invests both expertise and capital in the process of invention. On November 19, 2014, we amended the Services and License Agreement with IDMC. This amendment exclusively licenses 10 filed patents to us. In May of 2016, Intellectual Ventures was spun out IDMC into an independent company called Xinova. The relationship remains intact.

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

In connection with the original license agreement, we issued a warrant to purchase 97,169 shares of common stock to IDMC as consideration for the exclusive intellectual property license and application development services. The warrant has a current exercise price of $0.70 per share and expires November 10, 2018. The per share price is subject to adjustment based on any issuances below $0.70 per share except as described in the warrant.

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

Purchase Agreement with Special Situations and forty other Accredited Investors which closed June 14, 2013

On June 14, 2013, we entered into a Purchase Agreement, Warrants, and Registration Rights Agreement with Special Situations Technology Funds and forty other accredited investors, pursuant to which we issued 348,685 shares of common stock at $15.00 per share for a total of $5,230,000, which amount includes the conversion of $500,000 in outstanding debt of the Company owed to one of its officers.  As part of the transaction, which closed on June 14, 2013, we issued to the investors (i) five year Series A Warrants to purchase a total of 348,685 shares of common stock at $22.50 per share; and (ii) five year Series B Warrants to purchase a total of 348,685 shares of common stock at $30.00 per share.  We also issued 34,871 placement agent warrants exercisable at $15.00 per share to GVC Capital, with an obligation to issue up to 34,871 additional placement agent warrants exercisable at $22.50 per share. The placement agent warrants shall issue only upon the exercise of the Series A Warrants by the investors, and are issuable ratably based upon the number of Warrants exercised by the investors. The placement agent warrants have a term of five years from the date of closing of the transaction. The transaction was entered into to strengthen our balance sheet, complete the purchase of our TransTech subsidiary, and provide working capital to support the rapid movement of our ChromaID technology into the marketplace. On August 4, 2016, the warrant exercise price was adjusted to $0.70 per share due the issuance of common stock at this price.

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

Related Party Transactions with Ronald P. Erickson

We have a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which matures on December 31, 2017 and provides for interest at 3.25% per year. Related to this Umpqua Loan, we entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. We recorded accrued interest of $16,340 as of September 30, 2016.

We also have two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on March 31, 2017. The notes payable also provide for a second lien on our assets if not repaid by March 31, 2017 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. We recorded accrued interest of $40,167 as of September 30, 2016.

Mr. Erickson and/or entities with which he is affiliated also have advanced $521,833 and have unreimbursed expenses and compensation of approximately $424,872. We owe Mr. Erickson, or entities with which he is affiliated, $1,546,705 as of September 30, 2016.

On July 12, 2016, Mr. Erickson and/or entities with which he is affiliated exercised a warrant for 66,667 shares of our common stock at $2.50 per share or $166,668.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended September 30, 2016, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged SD Mayer and Associates, LLP to perform an annual audit of the Company’s financial statements for the fiscal years ended September 30, 2016 and 2015. Prior to June 2016, the Company had engaged PMB Helin Donovan LLP to audit the Company’s financial statements. The following is the breakdown of aggregate fees paid to auditors for the Company for the last two fiscal years:

	Year Ended	Year Ended
	September 30, 2016	September 30, 2015
Audit fees	$37,920	$33,388
Audit related fees	22,000	22,500
Tax fees	16,450	-
All other fees	26,200	7,220

	$102,570	$63,108

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

Based solely on a review of copies of reports furnished to us, as of September 30, 2016 our executive officers, directors and 10% holders complied with all filing requirements.

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

3.1
Restatement of the Articles of Incorporation dated September 13, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K/A2, filed September 17, 2013)

3.2
Certificate of Designation, Preferences and Rights for the Company’s Series A Convertible Preferred Stock(incorporated by reference to the Company’s Current Report on Form 8-K, filed February 27, 2015)

3.3
Amended and Restated Bylaws (incorporated by reference to the Company’s Form 8-K, filed August 17, 2012)

3.4
Certificate of Amendment to the Restatement of the Articles of Incorporation dated June 11, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 17, 2015)

3.5
Amended and Restated Certificate of Designations, Preferences and Rights of the Company’s Series A Convertible Preferred Stock dated July 21, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 29, 2015)

3.6
Correction to Amended and Restated Certificate of Designations, Preferences and Rights of its Series A Convertible Preferred Stock dated March 8, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 15, 2016)

3.7
Amendment 2 of Series A Preferred Stock Terms dated February 19, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 15, 2016)

3.8
Certificate of Designations of Preferences, Powers, Rights and Limitations of Series B Redeemable Convertible Preferred Stock dated March 8, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 15, 2016)

3.9
Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 11, 2016)

3.10
Cancellation of Certificate of Designations of Preferences, Powers, Rights and Limitations of Series B Redeemable Convertible Preferred Stock dated March 8, 2016 (incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 1, 2016)

3.11
Form of Series C Convertible Preferred Stock 2016 (incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 1, 2016)

3.12
Certificate of Correction and Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to the Company’s Amended Current Report on Form 8-K/A, filed January 9, 2017)

4.1
2011 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed January 11, 2013)

10.1
Financial Consulting Agreement effective October 5, 2011 by and between Visualant, Incorporated and D. Weckstein & Co. Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed August 16, 2013)

10.2
License Agreement dated May 31, 2012 by and between Visualant, Incorporated and Sumitomo Precision Products Co., Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 4, 2012)

10.3
Joint Research and Product Development Agreement dated May 31, 2012 by and between Visualant, Incorporated and Sumitomo Precision Products Co. (incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed October 7, 2013)

10.4
Lease dated July 11, 2012 by and between Visualant, Inc. and Harbor Properties Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed September 16, 2013)

10.5
Job Offer Letter dated August 9, 2012 by and between Visualant, Inc. and Todd Sames (incorporated by reference to the Company’s Registration Statement on Form S-1, filed April 24, 2015)

10.6
Settlement and Release Agreement dated September 6, 2012 by and between Visualant, Incorporated and Bradley E. Sparks (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 11, 2012)

10.7
Amendment to Joint Research and Product Development Agreement dated March 29, 2013 by and between Visualant, Incorporated and Sumitomo Precision Products Co. (incorporated by reference to the Company’s Registration Statement on Form S1/A, filed September 16, 2013)

10.8
Stock Purchase Agreement dated May 31, 2012 by and between Visualant, Incorporated and Sumitomo Precision Products Co., Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 4, 2012)

10.9
Form of Purchase Agreement by and between Visualant, Incorporated and investors (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 18, 2013)

10.10
Form of Series A and Series B Warrant by and between Visualant, Incorporated and investors (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 18, 2013)

10.11
Form of Stock Purchase Agreement by and between Visualant, Incorporated and investors (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 18, 2013)

10.12
Security Agreement dated June 12, 2013 by and between Visualant, Incorporated and BFI Business Finance (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed August 15, 2013)

10.13
General Continuing Guaranty dated June 12, 2013 by and between TransTech Systems Inc., Visualant, Incorporated and BFI Business Finance (incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed October 7, 2013)

10.14
Third Modification to Loan and Security Agreement dated June 12, 2013 by and between TransTech Systems Inc. and BFI Business Finance (incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed October 7, 2013)

10.15
[Intentionally Omitted]

10.16
Amendment No. 1 to Lease dated June 14, 2013 by and between Visualant, Inc. and Logan Building (incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed August 16, 2013)

10.17
Form of Placement Agent Warrant by and between Visualant, Incorporated and placement agents (incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed October 7, 2013)

10.18
Warrant to Purchase Common Stock dated November 11, 2013 by and between Visualant, Incorporated and Invention Development Management Company, L.L.C. (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 21, 2013)

10.19
Services and License Agreement dated November 11, 2013 by and between Visualant, Incorporated and Invention Development Management Company, L.L.C (incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed January 24, 2014)

10.20
Demand Promissory Note dated January 10, 2014 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 15, 2014)

10.21
Secured Promissory Note dated March 19, 2014 by and between TransTech System, Inc. and BFI Finance (incorporated by reference to the Company’s Quarterly Report Form 10-Q, filed May 14, 2014)

10.22
Letter Agreement dated March 19, 2014 by and between TransTech System, Inc. and BFI Finance (incorporated by reference to the Company’s Quarterly Report Form 10-Q, filed May 14, 2014)

10.23
Demand Promissory Note dated March 31, 2014 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 3, 2014)

10.24
Amendment to Demand Promissory Note dated March 31, 2014 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 3, 2014)

10.25
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

10.27
Demand Promissory Note dated July 17, 2014 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2014, and incorporated by reference.

10.28
Amendment to Demand Promissory Note dated July 17, 2014 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2014)

10.29
Amendment 2 to Demand Promissory Note dated July 17, 2014 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2014)

10.30
Addendum to Letter dated August 27, 2014 by and between Visualant, Incorporated and D. Weckstein Co., Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed January 13, 2015)

10.31
Amendment to Services and License Agreement dated November 18, 2014 by and between Visualant, Inc. and Invention Development Management Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 25, 2014)

10.32
Third Amendment to Office Lease dated December 18, 2014 by and between Visualant, Incorporated and Logan Building LLC (incorporated by reference to the Company’s Annual Report on Form 10-K, filed January 13, 2015)

10.33
Amendment to Demand Promissory Note dated December 31, 2014 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 2, 2015)

10.34
Amendment 2 to Demand Promissory Note dated December 31, 2014 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 2, 2015)

10.35
Amendment 3 to Demand Promissory Note dated December 31, 2014 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 2, 2015)

10.36
Form of Purchase Agreement related to Series A Preferred Stock offering by and between Visualant, Incorporated and investors (incorporated by reference to the Company’s Registration Statement on Form S-1, filed April 24, 2015)

10.37
Form of Series C Warrant between Visualant, Incorporated and investors (incorporated by reference to the Company’s Registration Statement on Form S-1, filed April 24, 2015)

10.38
Form of Series D Warrant between Visualant, Incorporated and investors (incorporated by reference to the Company’s Registration Statement on Form S-1, filed April 24, 2015)

10.39
Form of Stock Purchase Agreement related to preferred stock by and between Visualant, Incorporated and investors (incorporated by reference to the Company’s Registration Statement on Form S-1, filed April 24, 2015)

10.40
Amendment 2 to Demand Promissory Note dated March 31, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 3, 2015)

10.41
Amendment 3 to Demand Promissory Note dated March 31, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 3, 2015)

10.42
Amendment 4 to Demand Promissory Note dated March 31, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 3, 2015)

10.43
Amendment to License Agreement received May 21, 2015, effective June 18, 2014 by and between Visualant, Incorporated and Sumitomo Precision Products Co., Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 27, 2015)

10.44
Amendment 3 to Demand Promissory Note dated July 15, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 17, 2015)

10.45
Amendment 4 to Demand Promissory Note dated July 15, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 17, 2015)

10.46
Amendment 5 to Demand Promissory Note dated July 15, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 17, 2015)

10.47
Form of Amendment to Series A Preferred Stock Terms (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 29, 2015)

10.48
Amendment 5 to Demand Promissory Note dated September 30, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2015)

10.49
Amendment 5 to Demand Promissory Note dated September 30, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2015)

10.50
Amendment 6 to Demand Promissory Note dated September 30, 2015 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2015)

10.51
Amendment 5 to Demand Promissory Note dated December 31, 2015 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 4, 2016)

10.52
Amendment 6 to Demand Promissory Note dated December 31, 2015 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 4, 2016)

10.53
Amendment 7 to Demand Promissory Note dated December 31, 2015 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 4, 2016)

10.54
Form of Note and Warrant Purchase Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed February 16, 2016)

10.55
Form of Subordinated Convertible Promissory Note Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed February 16, 2016)

10.56
Form of Warrant to Purchase Shares Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed February 16, 2016)

10.57
Stock Purchase Agreement dated March 8, 2016 by and between Visualant, Incorporated and institutional investor (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 10, 2016)

10.58
Amendment 6 to Demand Promissory Note dated April 29, 2016 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 2, 2016)

10.59
Amendment 7 to Demand Promissory Note dated April 29, 2016 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 2, 2016)

10.60
Amendment 8 to Demand Promissory Note dated April 29, 2016 by and between Visualant, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 2, 2016)

10.61
Amendment 7 to Demand Promissory Note dated June 30, 2016 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 6, 2016).

10.62
Amendment 8 to Demand Promissory Note dated June 30, 2016 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 6, 2016).

10.63
Amendment 9 to Demand Promissory Note dated June 30, 2016 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 6, 2016).

10.64
Form of Preferred Stock and Warrant Purchase Agreement by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 11, 2016)

10.65
Form of Warrant to Purchase Shares by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 11, 2016)

10.66
Form of Registration Rights Agreement by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 11, 2016)

10.67
Form of Stock Purchase Agreement by and between Visualant, Incorporated and Dale Broadrick (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 11, 2016)

10.68
Form of Warrant for the Purchase of Common Stock by and between Visualant, Incorporated and Dale Broadrick (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 11, 2016)

10.69
First Amendment to Stock Purchase Agreement by and between Visualant, Incorporated and institutional investor (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 11, 2016)

10.70
Notice, Consent, Amendment and Waiver Agreement by and between Visualant, Incorporated and Clayton A. Stuve (incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 1, 2016)

10.71
Job Offer Letter dated September 6, 2016 by and between Visualant, Inc. and Jeff T. Wilson (attached herewith)

14.1
Code of Conduct and Ethics dated November 30, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 3, 2013)

16.1
Letter dated July 14, 2016 from PMB Helin Donovan LLP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 14, 2016)

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Visualant, Incorporated.:

We have audited the accompanying consolidated balance sheets of Visualant, Incorported (the “Company”) as of September 30, 2016 and 2015 and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the years ended September 30, 2016 and 2015.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visualant, Incorporated as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years ended September 30, 2016 and 2015 in conformity with generally accepted accounting principles in the United States of America.

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
SD Mayer and Associates, LLP /s/ SD Mayer and Associates, LLP January 13, 2016 Seattle, Washington

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	September 30, 2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$188,309	$82,266
Accounts receivable, net of allowance of $55,000 and $40,000, respectively	808,955	619,849
Prepaid expenses	20,483	27,774
Inventories, net	295,218	217,824
Total current assets	1,312,965	947,713

EQUIPMENT, NET	285,415	366,250

OTHER ASSETS
Intangible assets, net	43,750	158,000
Goodwill	983,645	983,645
Other assets	5,070	5,070

TOTAL ASSETS	$2,630,845	$2,460,678

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,984,326	$2,520,223
Accounts payable - related parties	41,365	73,455
Accrued expenses	80,481	4,068
Accrued expenses - related parties	1,109,046	1,256,861
Derivative liability	145,282	2,704,840
Convertible notes payable	909,500	109,000
Notes payable - current portion of long term debt	1,170,339	1,164,692
Deferred revenue	-	5,833
Total current liabilities	5,440,339	7,838,972

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 9/30/2016 and 9/30/2015, respectively	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 23,334
and 11,667 issued and outstanding at 9/30/2016 and 9/30/2015, respectively	23	12
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 and 0 shares issued and outstanding at 9/30/2016 and 9/30/2015, respectively	1,790	-
Common stock - $0.001 par value, 100,000,000 shares authorized, 2,356,152
and 1,155,991 shares issued and outstanding at 6/30/2016 and 9/30/2015, respectively	2,356	1,156
Additional paid in capital	24,259,702	18,786,694
Accumulated deficit	(27,073,365)	(24,166,156)
Total stockholders' deficit	(2,809,494)	(5,378,294)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,630,845	$2,460,678

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended,
	September 30, 2016	September 30, 2015

REVENUE	$6,023,600	$6,290,794
COST OF SALES	5,035,699	5,274,334
GROSS PROFIT	987,901	1,016,460
RESEARCH AND DEVELOPMENT EXPENSES	325,803	362,661
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,355,263	2,983,751
OPERATING LOSS	(2,693,165)	(2,329,952)

OTHER INCOME (EXPENSE):
Interest expense	(323,928)	(170,176)
Other (expense) income	(11,228)	40,672
Gain on change - derivative liability	2,559,558	(107,956)
(Loss) on conversion of debt	(1,277,732)	(34,035)
Total other income	946,670	(271,495)

(LOSS) BEFORE INCOME TAXES	(1,746,495)	(2,601,447)

Income taxes - current provision	-	29,590
		.
NET (LOSS)	$(1,746,495)	$(2,631,037)

Basic and diluted loss per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(1.22)	$(2.33)

Weighted average shares of common stock outstanding- basic and diluted	1,428,763	1,131,622

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

	Series A Convertible		Series B Redeemable Convertible		Series C Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Capital	Deficit	(Deficit)
Balance as of September 30, 2014	-	$-	-	$-	-	$-	1,121,151	$1,121	$18,125,411	$(21,535,119.0)	$(3,408,587)

Stock compensation expense - employee options	-	-	-	-	-	-	-	-	65,463	-	65,463
Issuance of Series A Convertible Preferred Stock	11,667	12	-	-	-	-	-	-	233,310	-	233,322
Issuance of common stock for services	-	-	-	-	-	-	9,169	9	137,491	-	137,500
Issuance of common stock for debt conversion	-	-	-	-	-	-	24,710	25	91,781	-	91,806
Reversal of derivative liability for debt repayment	-	-	-	-	-	-	-	-	98,940	-	98,940
Effect of reverse stock split	-	-	-	-	-	-	962	1	263	-	264
Loss on conversion of debt	-	-	-	-	-	-	-	-	34,035	-	34,035
Net loss	-	-	-	-	-	-	-	-	-	(2,631,037)	(2,631,037)

Balance as of September 30, 2015	11,667	12	-	-	-	-	1,155,992	1,156	18,786,694	(24,166,156)	(5,378,294)

Stock compensation expense - employee options	-	-	-	-	-	-	-	-	46,398	-	46,398
Issuance of common stock for services	-	-	-	-	-	-	63,979	63	273,948	-	274,011
Issuance of warrant for services	-	-	-	-	-	-	-	-	120,751	-	120,751
Issuance of common stock for warrant exercise	-	-	-	-	-	-	207,666	207	518,955	-	519,162
Issuance of common stock	-	-	-	-	-	-	850,850	852	1,245,626	-	1,246,478
Issuance of convertible notes payable	-	-	-	-	-	-	-	-	120,501	-	120,501
Issuance of Series A Convertible Preferred Stock	11,667	11	-	-	-	-	-	-	(11)	-	-
Issuance of Series B Redeemable Convertible Preferred Stock	-	-	5,000	5	-	-	-	-	504,995	-	505,000
Cancellation of Series B Redeemable Convertible Preferred Stock	-	-	(5,000)	(5)	-	-	-	-	-	-	(5)
Issuance of Series C Convertible Preferred Stock	-	-	-	-	-	1,790	-	-	1,248,214	-	1,250,004
Benefical conversion feature of Preferred Stock/dividend	-	-	-	-	-	-	-	-	1,160,714	(1,160,714)	-
Issuance of common stock for conversion of liabilities	-	-	-	-	-	-	77,665	78	232,917	-	232,995
Net loss	-	-	-	-	-	-	-	-	-	(1,746,495)	(1,746,495)

Balance as of September 30, 2016	$23,334	23	$-	-	$-	$1,790	$2,356,152	$2,356	$24,259,702	$(27,073,365)	(2,809,494)

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,746,495)	$(2,631,037)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	178,762	353,229
Issuance of capital stock for services and expenses	394,825	137,500
Stock based compensation	46,398	65,463
Loss (gain) on sale of assets	34,027	(20,042)
(Gain) loss on change - derivative liability	(2,559,558)	107,956
Provision for losses on accounts receivable	-	28,266
Non-cash related to issuance of convertible notes payable	177,011	-
Loss on conversion of debt	772,732	34,035

Changes in operating assets and liabilities:
Accounts receivable	(189,106)	167,345
Prepaid expenses	7,291	(2,707)
Inventory	(77,394)	195,007
Accounts payable - trade and accrued expenses	(406,394)	1,289,685
Income tax receivable	-	29,590
Deferred revenue	(5,833)	5,833
NET CASH (USED IN) OPERATING ACTIVITIES	(3,373,734)	(239,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,437)	-
Proceeds from sale of equipment	6,585	21,452
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:	(16,852)	21,452

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) from line of credit	5,647	(123,633)
Proceeds from sale of common and preferred stock, net	2,882,405	350,000
Proceeds from warrant exercises	519,162	-
Proceeds from convertible notes payable	1,174,500	173,000
Redemption of Preferred Stock	(505,000)
Repayments of convertible notes	(580,085)	(166,500)
Repayments of capital leases	-	(2,562)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,496,629	230,305

NET INCREASE IN CASH AND CASH EQUIVALENTS	106,043	11,880

CASH AND CASH EQUIVALENTS, beginning of period	82,266	70,386

CASH AND CASH EQUIVALENTS, end of period	$188,309	$82,266

Supplemental disclosures of cash flow information:
Interest paid	$50,327	$114,907
Taxes paid	$-	$-

Gain on change - derivative liability warrants	$-	$17,727
Issuance of common stock for debt conversion	$-	$91,806

 The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

On August 11, 2016, the Company applied with the State of Nevada for the approval of the Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock. The Certificate designated 1,785,715 shares as Series C Convertible Preferred Stock at a par value of $.001 per share that is convertible into common stock at $0.70 per share, with certain adjustments as set forth in the Certificate. On August 31, 2016, the Company filed with the State of Nevada a Certificate of Correction to the Certificate of Designations of Preferences, Powers, Rights and Limitations for the Series C Redeemable Convertible Preferred Stock. The Certificate authorized 5,000 shares of Series C Preferred Stock at a par value of $.001 per share that is convertible into common stock at $0.70 per share, with certain adjustments as set forth in the Certificate.

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
The Company is in the process of commercializing its ChromaID™ technology. To date, the Company has entered into License Agreements with Sumitomo Precision Products Co., Ltd. and Intellicheck, Inc. In addition, it has a strategic relationship with Invention Development Management Company, L.L.C. (“IDMC”).
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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,746,495 and $2,631,037 for the years ended September 30, 2016 and 2015, respectively. Net cash used in operating activities was $(3,373,734) and $(239,877) for the years ended September 30, 2016 and 2015, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of September 30, 2016, the Company’s accumulated deficit was $27,073,365.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, our Chief Executive Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2016 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $25,000 and $20,000 reserve for impaired inventory as of September 30, 2016 and 2015, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at September 30, 2016 and 2015 based upon the short-term nature of the assets and liabilities.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of September 30, 2016, there were options outstanding for the purchase of 50,908 common shares, warrants for the purchase of 3,182,732 common shares, 1,809,048 shares of our common stock issuable upon the conversion of Series A and Series C Convertible Preferred Stock, up to 270,439 shares of our common stock issuable upon the exercise of placement agent warrants and an unknown number of shares related to the conversion of $885,000 in convertible promissory notes. As of September 30, 2015, there were options outstanding for the purchase of 57,407 common shares, warrants for the purchase of 899,750 common shares, 11,667 shares of our common stock issuable upon the conversion of Series A Convertible Preferred Stock, up to 34,871 shares of our common stock issuable upon the exercise of placement agent warrants and an unknown number of shares related to the conversion of $109,000 in convertible promissory notes which could potentially dilute future earnings per share.

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

Recent Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted effective January 1, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. The Company currently evaluating which transition approach we will utilize and the impact of adopting this accounting standard on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items. The objective of this Update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-220—Income Statement—Extraordinary Items (Subtopic 225-20), which has been deleted. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. the Company’s does not expect this update to have a material impact on financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, as long as all of the amendments are adopted in the same period. The Company is currently evaluating the impact of adopting ASU 2016-09 on the Company’s financial statements.

In June 2016, the FASB issued Accounting Standards Update ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. This ASU is not expected to have a material impact on the Company’s financial statements.

In August 2016, the FASB issued Accounting Standards Update ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Accounting Standards Update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rateof the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230.This Update is the final version of Proposed Accounting Standards Update EITF-15F—Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments (Topic 230), which has been deleted. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted as all of the amendments are adopted in the same period. This ASU is not expected to have a material impact on the Company’s financial statements.

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

Traditional light-based identification technology, called spectrophotometry, has relied upon a complex system of prisms, mirrors and visible light. Spectrophotometers typically have a higher cost and utilize a form factor more suited to a laboratory setting and require trained laboratory personnel to interpret the information. TheChromaID technology uses lower cost LEDs and photodiodes and specific frequencies of light resulting in a more accurate, portable and easy-to-use solution for a wide variety of applications. The ChromaID technology not only has significant cost advantages as compared to spectrophotometry, it is also completely flexible is size, shape and configuration. The ChromaID scan head can range in size from endoscopic to a scale that could be the size of a large ceiling-mounted florescent light fixture.

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

IDMC Relationship

In November 2013, the Company entered into a strategic relationship with IDMC, a subsidiary of Intellectual Ventures, a private intellectual property fund. In May of 2016, Intellectual Ventures was spun out IDMC into an independent company called Xinova. The relationship remains intact. IDMC has worked to expand the reach and the potential application of the ChromaID technology and has filed ten patents base on the ChromaID technology, which it has licensed to the Company. In connection with IDMC’s work to expand the Company’s intellectual property portfolio, the Company agreed to curtail outbound marketing activities of its technology through the fourth fiscal quarter of 2014.

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

Research and Development

The Company’s research and development efforts are primarily focused improving the core foundational ChromaID technology and developing new and unique applications for the technology. As part of this effort, the Company typically conduct testing to ensure that ChromaID application methods are compatible with the customer’s requirements, and that they can be implemented in a cost effective manner. The Company is also actively involved in identifying new application methods. Visualant’s team has considerable experience working with the application of light-based technologies and their application to various industries. The Company believes that its continued development of new and enhanced technologies relating to our core business is essential to its future success. The Company spent $325,803 and $362,661 during the years ended September 30, 2016 and 2015, respectively, on research and development activities. The Company’s research and development efforts are supported internally, through its relationship with IDMC and through contractors led by Dr. Tom Furness and his team at RATLab LLC.

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

Services and License Agreement Invention Development Management Company, L.L.C.

In November 2013, the Company entered into a Services and License Agreement with IDMC. IDMC is affiliated with Intellectual Ventures, which collaborates with inventors and partners with pioneering companies and invests both expertise and capital in the process of invention. On November 19, 2014, the Company amended the Services and License Agreement with IDMC. This amendment exclusively licenses 10 filed patents to us. In May of 2016, Intellectual Ventures was spun out IDMC into an independent company called Xinova. The relationship remains intact.

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

In connection with the original license agreement, the Company issued a warrant to purchase 97,169 shares of common stock to IDMC as consideration for the exclusive intellectual property license and application development services. The warrant has a current exercise price of $0.70 per share and expires November 10, 2018. The per share price is subject to adjustment based on any issuances below $0.70 per share except as described in the warrant.

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

6.
ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $808,955 and $619,849, net of allowance, as of September 30, 2016 and 2015, respectively. The Company had one customer (13.3%) in excess of 10% of the Company’s consolidated revenues for the year ended September 30, 2016. The Company had one customer (35.3%) with accounts receivable in excess of 10% as of September 30, 2016.

7.
INVENTORIES

Inventories were $295,218 and $217,824 as of September 30, 2016 and 2015, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $25,000 and $20,000 reserve for impaired inventory as of September 30, 2016 and 2015, respectively.

8.
FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $285,415 and $366,250 as of September 30, 2016 and 2015, respectively. Accumulated depreciation was $796,481 and $803,705 as of September 30, 2016 and 2015, respectively. Total depreciation expense, was $64,512 and $79,576 for the years ended September 30, 2016 and 2015, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of September 30, 2016 was comprised of the following:

	Estimated	September 30, 2016
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$252,636	$69,581	$322,217
Leasehold improvements	5-20 years	548,612	-	548,612
Furniture and fixtures	3-10 years	73,977	101,260	175,237
Software and websites	3- 7 years	35,830	-	35,830
Less: accumulated depreciation		(625,640)	(170,841)	(796,481)
		$285,415	$-	$285,415

9.
INTANGIBLE ASSETS

Intangible assets as of September 30, 2016 and 2015 consisted of the following:

	Estimated	September 30,	September 30,
	Useful Lives	2016	2015

Customer contracts	5 years	$983,645	$983,645
Technology	5 years	712,500	712,500
Less: accumulated amortization		(1,652,395)	(1,538,145)
Intangible assets, net		$43,750	$158,000

Total amortization expense was $114,250 and $273,653 for the years ended September 30, 2016 and 2015, respectively.

The fair value of the TransTech intellectual property acquired was $983,645, estimated by using a discounted cash flow approach based on future economic benefits associated with agreements with customers, or through expected continued business activities with its customers. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results. The TransTech intellectual property was fully amortized as of September 30, 2016.

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

10.
ACCOUNTS PAYABLE

Accounts payable were $1,984,326 and $2,520,223 as of September 30, 2016 and 2015, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company. The Company had one vendor (11.0%) with accounts payable in excess of 10% of its accounts payable as of September 30, 2016. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

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

Derivative liability as of September 30, 2016 is as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2016

Liabilities:
Derivative Instruments	$-	$145,282	$-	$145,282

Total	$-	$145,282	$-	$145,282

Derivative liability as of September 30, 2015 is as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2015

Liabilities:
Derivative Instruments	$-	$2,704,840	$-	$2,704,840

Total	$-	$2,704,840	$-	$2,704,840

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

Derivative Instruments – Warrants with the June 2013 Private Placement

The Company issued warrants to purchase 697,370 shares of common stock in connection with our June 2013 private placement of 348,685 shares of common stock.  The per share price is subject to adjustment. In August 2016 the exercise price was reset to $0.70 per share. These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  These warrants were issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of our common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished.

The proceeds from the private placement were allocated between the shares of common stock and the warrants issued in connection with the private placement based upon their estimated fair values as of the closing date at June 14, 2013, resulting in the aggregate amount of $2,494,710 allocated to stockholders’ equity and $2,735,290 allocated to the warrant derivative.  The Company recognized $1,448,710 of other expense resulting from the increase in the fair value of the warrant liability at September 30, 2013. During the year ended September 30, 2014, the Company recognized $2,092,000 of other income resulting from the decrease in the fair value of the warrant liability at September 30, 2014. During the year ended September 30, 2015, the Company recognized $104,716 of other expense resulting from the decrease in the fair value of the warrant liability at September 30, 2015. During the year ended September 30, 2016, the Company recognized $2,085,536 of other income resulting from the increase in the fair value of the warrant liability at September 30, 2016.

Derivative Instruments – Warrant with the November 2013 IDMC Services and License Agreement

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The Company issued a warrant to purchase 97,169 shares of common stock in connection with the November 2013 IDMC Services and License Agreement. The warrant price of $30.00 per share expires November 10, 2018 and the per share price is subject to adjustment. In August 2016 the exercise price was reset to $0.70 per share. This warrant was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  This warrant was issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of our common stock or securities exercisable, convertible or exchangeable for our common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants was recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished. During the year ended September 30, 2014, the Company recognized $320,657 of other expense related to the IDMC warrant. During the year ended September 30, 2015, the Company recognized $14,574 of other income related to the IDMC warrant. During the year ended September 30, 2016, the Company recognized $286,260 of other income from the increase in the fair value of the warrant liability at September 30, 2016.

Derivative Instrument – Series A Convertible Preferred Stock

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the Series A Convertible Preferred Stock.

The Company issued 11,667 shares of Series A Convertible Preferred Stock with attached warrants during the year ended September 30, 2015. The Company allocated $233,322 to stockholder’s equity and $116,678 to the derivative warrant liability. The warrants were issued with a down round provision. The warrants have a term of five years, 23,334 are exercisable at $30 per common share and 23,334 are exercisable at $45 per common share. On August 4, 2016 the exercise price was adjusted to $0.70 per share. During the year ended September 30, 2015, the Company recognized $30,338 of other expense related to the warrant liability. During the year ended September 30, 2016, the Company recognized $132,724 of other income resulting from the increase in the fair value of the warrant liability at September 30, 2016.

Derivative Instrument – Convertible Note Payable Vis Vires Group, Inc.

The Company entered into a Convertible Note Payable with Vis Vires Group, Inc. on February 19, 2016 for $100,000 to fund short-term working capital. The Vis Vires Note accrues interest at a rate of 8% per annum and became due on November 22, 2016 and was convertible into common stock on August 19, 2016. The Vis Vires Note was convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion. On August 11, 2016, the Company paid $136,770 to Vis Vires Group, Inc. to repay the Note Payable in full and recorded a loss on debt settlement of $35,784. The Company recognized other income resulting from the decrease in the fair value of the warrant liability at September 30, 2016 of $55,243.

Derivative Instrument – Convertible Note Payable Vis Vires Group, Inc.

The Company entered into a Convertible Note Payable with Vis Vires Group, Inc. on August 10, 2015 for $84,000 to fund short-term working capital. The Vis Vires Note accrued interest at a rate of 8% per annum and was due on May 12, 2016 and was convertible into common stock on February 5, 2016. The Vis Vires Note was convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion. The Company recorded accrued interest of $405 as of September 30, 2015. During the year ended September 30, 2015, the Company recognized $55,038 of other expense related to the Vis Vires Note. On February 6, 2016, the Company paid $114,979 to Vis Vires to repay the Note Payable in full. The Company recognized other income of $47,028 during the year ended September 30, 2016.

12.
CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of September 30, 2016 consisted of the following:

The Company entered into Convertible Promissory Notes totaling $710,000 with accredited investors during September 2015 to February 2016 to fund short-term working capital. The Notes accrue interest at a rate of 8% per annum and become due September 2016 to February 2017 and are convertible into common stock at the same price of our next financing. The Company recorded accrued interest of $45,436 as of September 30, 2016. The investors received $710,000 in warrants that are exercisable into common stock at the price equal to the price of the common stock sold in our next public financing.

The Company entered into 8%-10% Convertible Promissory Notes and Securities Purchase Agreements with three accredited investors on February 4, 2016, totaling $165,000 with an original issue discount of $15,000. The Notes become due on February 3, 2017 and are convertible into common stock after six months from issuance. The Notes were convertible at 60% of the average of the lowest trading price in the 25 days prior to conversion but not less than $0.001 per share. The Company issued a total of 10,500 shares of restricted common stock to the investors valued at $70,875 and paid $7,500 in legal fees. The Company received $128,500 net of all fees. On February 5, 2016, the Company valued the beneficial conversion feature of this senior secured convertible redeemable debenture at $110,000 and recorded additional paid in capital of $110,000. During the year ended September 30, 2016, $175,173 was amortized to interest expense related to debt discount associated with the Convertible Promissory Notes. On August 5, 2016, the Company paid $217,366 to the three accredited investors to repay the Notes Payable in full and recorded a loss on debt settlement of $52,336.

The Company entered into a Convertible Note Payable with Vis Vires Group, Inc. on February 19, 2016 for $100,000 to fund short-term working capital. The Vis Vires Note accrues interest at a rate of 8% per annum and became due on November 22, 2016 and was convertible into common stock on August 19, 2016. The Vis Vires Note was convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion. On August 11, 2016, the Company paid $136,770 to Vis Vires Group, Inc. to repay the Note Payable in full and recorded a loss on debt settlement of $35,784.

The Company entered into a Convertible Promissory Note with JSJ Investments, Inc. on August 2, 2016 for $100,000 to fund short-term working capital. The Note accrues interest at a rate of 12% per annum and became due on May 1, 2017. On August 31, 2016, the Company paid $110,000 to JSJ Investments, Inc. to repay the Note Payable in full and recorded a loss on debt settlement of $9,014.

On September 30, 2016, the Company entered into a $175,000 Convertible Promissory Note with Clayton A. Struve, an accredited investor and affiliate of the Company, to fund short-term working capital. The Convertible Promissory Note accrues interest at a rate of 10% per annum and becomes due on March 30, 2017. The Note holder can convert to common stock at $0.70 per share. The Company recorded a beneficial conversion feature of $10,500 and expensed an additional $24,500 related to the convertible note.

13.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of September 30, 2016 and 2015 consisted of the following:

	September 30,	September 30,
	2016	2015

Capital Source Business Finance Group	$370,404	$364,757
Note payable to Umpqua Bank	199,935	199,935
Secured note payable to J3E2A2Z LP - related party	600,000	600,000
Total debt	1,170,339	1,164,692
Less current portion of long term debt	(1,170,339)	(1,164,692)
Long term debt	$-	$-

The Company finances its TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On December 12, 2016, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($33,000 as of September 30, 2016) on a daily basis. The remaining balance on the accounts receivable line of $370,404 as of September 30, 2016 must be repaid by the time the secured credit facility expires on June 12, 2017, or we renew by automatic extension for the next successive six-month term.

Note Payable to Umpqua Bank

The Company has a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which matures on December 31, 2017 and provides for interest at 3.25% per year. Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $16,340 as of September 30, 2016.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on March 31, 2017. The notes payable also provide for a second lien on our assets if not repaid by March 31, 2017 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. The Company recorded accrued interest of $40,167 as of September 30, 2016.

Aggregate maturities totaling $1,170,339 are all due within twelve months.

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

Under the Amended and Restated Certificate, the Company had 23,334 shares of Series A Preferred authorized, all of which are outstanding. Each holder of outstanding shares of Series A Preferred is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred held by such holder are then convertible as of the applicable record date. The Company cannot amend, alter or repeal any preferences, rights, or other terms of the Series A Preferred so as to adversely affect the Series A Preferred, without the written consent or affirmative vote of the holders of at least 66% of the then outstanding shares of Series A Preferred, voting as a separate voting group, given by written consent or by vote at a meeting called for such purpose for which notice shall have been duly given to the holders of the Series A Preferred.

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

On August 4, 2016, the price of the Series A Preferred Stock was adjusted to $0.70 per share due to the issuance of common stock at that price.

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

On August 5, 2016, the Company closed the First Amendment to Stock Purchase Agreement with the institutional investor. As a consequence of this amendment agreement and the payment by the Company of the sum of $505,000 to the institutional investor the parties terminated the relationship and all aspects of the Stock Purchase Agreement described below in its entirety. On September 1, 2016, the Company filed a Withdrawal of Certificate of Designations of Preferences, Powers, Rights and Limitations of Series B Redeemable Convertible Preferred Stock with the State of Nevada. In August 15, 2016, the SEC approval the withdrawal of the Registration Statement on Form S-1.
During the year ended September 30, 2016, the Company issued 74,084 shares of common stock to this institutional investor at $5.591 and received $339,998 and (i) issued 52,000 shares of common stock valued at $169,000; (ii) paid $505,000; and (iii) expensed $506,599 or $1,180,599 related to the conversion of 34 Series B Preferred Shares and cancellation of the agreement.

Series C Convertible Preferred Stock

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred has a yield of 8% and an ownership blocker of 4.99%. In addition, the investor received 100% warrant coverage with five year warrants having a strike price of $0.70. Both the Series C and warrants were included in a registration statement filed by the Company.

On August 11, 2016, the Company applied with the State of Nevada for the approval of the Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock. The Certificate designated 1,785,715 shares as Series C Convertible Preferred Stock at a par value of $.001 per share that is convertible into common stock at $0.70 per share, with certain adjustments as set forth in the Certificate. On August 31, 2016, the Company filed with the State of Nevada a Certificate of Correction to the Certificate of Designations of Preferences, Powers, Rights and Limitations for the Series C Redeemable Convertible Preferred Stock. The Certificate authorized 5,000 shares of Series C Preferred Stock at a par value of $.001 per share that is convertible into common stock at $0.70 per share, with certain adjustments as set forth in the Certificate.

To determine the effective conversion price, a portion of the proceeds received by the Company upon issuance of the Series C Preferred Stock was first allocated to the freestanding warrants issued as part of this transaction. Given that the warrants will not subsequently be measured at fair value, the Company determined that the warrants should receive an allocation of the proceeds based on their relative fair value. This is based on the understanding that the FASB staff and the SEC staff believe that a freestanding instrument issued in a basket transaction should be initially measured at fair value if it is required to be subsequently measured at fair value pursuant to US generally accepted accounting principles (“GAAP”), with the residual proceeds from the transaction allocated to any remaining instruments based on their relative fair values. As such, the warrants were allocated a fair value of approximately $514,706 upon issuance, with the remaining $735,294 of proceeds allocated to the Series C Preferred Stock.

Proportionately, this allocation resulted in approximately 59% of the face amount of the Series C Preferred Stock issuance remaining, which applied to the stated conversion price of $0.70 resulted in an effective conversion price of approximately $0.41.

Having determined the effective conversion price, the Company then compared this to the fair value of the underlying Common Stock as of the commitment date, which was approximately $1.06 per share, and concluded that the conversion feature did have an intrinsic value of $0.65 per share. As such, the Company concluded that the Series C Preferred Stock did contain a beneficial conversion feature and an accounting entry and additional financial statement disclosure was required.

Because our preferred stock is perpetual, with no stated maturity date, and the conversions may occur any time from inception, the dividend is recognized immediately when a beneficial conversion exists at issuance. During the year ending September 30, 2016, the Company. recognized preferred stock dividends of $1.16 million on Series C preferred stock related to the beneficial conversion feature arising from a common stock effective conversion rate of $0.41 versus a current market price of $1.06 per common share.

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

The following equity issuances occurred during the year ended September 30, 2016:

Thirteen investors exercised warrants at $2.50 per share and were issued 207,667 shares of common stock, for a total of $519,162 in proceeds to the Company.

On October 21, 2015, the Company entered into a Public Relations Agreement with Financial Genetics LLC for public relation services. Under the Agreement, Financial Genetics was issued 35,268 shares of our common stock. The Company expensed $218,653 during the year ended September 30, 2016.

On October 6, 2015, the Company entered into a Consulting Agreement with Joshua Conroy for business development services. Under the Agreement, Mr. Conroy was issued 1,711 shares of our common stock. The Company expensed $11,977 during the year ended September 30, 2016.

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

The Company entered into 8%-10% Convertible Promissory Notes and Securities Purchase Agreements with three accredited investors on February 4, 2016, totaling $165,000 with an original issue discount of $15,000. The Company issued a total of 10,500 shares of restricted common stock to the investors valued at $70,875 and paid $7,500 in legal fees. The Company received $128,500 net of all fees.

On February 23, 2016, the Company entered into a Consulting Agreement with David Markowski for business development services. On February 29, 2016, Mr. Markowski was issued 2,000 shares of our common stock. The Company expensed $14,600 during the year ended September 30, 2016.

On July 12, 2016, a supplier converted accounts payable totaling $232,966 into 77,665 shares of common stock valued at $3.00 per share.

On August 1, 2016, the Company entered an Agreement with Axiom Financial, Inc. for business development services. Under the Agreement, the Company issued 25,000 shares of our common stock. The Company expensed $29,000 during the year ended September 30, 2016.

On August 10, 2016, the Company closed a Stock Purchase Agreement with Dale Broadrick, an accredited investor and affiliate of the Company for the purchase of $500,000 of the Company’s common stock at $0.70 per share or 714,286 shares of common stock. In addition, the investor received 100% warrant coverage with a five year warrant having a strike price of $0.70. These common shares and warrants are not subject to a registration statement.

During the year ended September 30, 2016, the Company issued 74,084 shares of common stock to this institutional investor at $5.591 and received $339,998 and (i) issued 52,000 shares of common stock valued at $169,000; (ii) paid $505,000; and (iii) expensed $506,599 or $1,180,599 related to the conversion of 34 Series B Preferred Shares and cancellation of the agreement with the institutional investor.

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

Warrants to Purchase Common Stock

The following warrant issuances occurred during the year ended September 30, 2016:

The Company previously issued warrants to investors and partners which contained a provision that would require an adjustment in the exercise price if the Company issues common stock, warrants or equity below the price that is reflected in the warrants. These warrants included the following:

1.
Series A Warrants to purchase a total of 252,060 shares of common stock at a current exercise price of $2.50 per share.
2.
Series B Warrants to purchase a total of 252,060 shares of common stock at a current exercise price of $2.50 per share.
3.
A warrant issued to IDMC to purchase 97,169 shares of common stock at a current exercise price of $2.50 per share.
4.
Series C Warrants to purchase 23,334 shares of common stock at a current exercise price of $2.50 per share.
5.
Series D Warrants to purchase 23,334 shares of common stock at a current exercise price of $2.50 per share.
6.
Placement Agent Warrants to purchase a total of 20,439 shares of common stock at a current exercise price of $2.50 per share.
7.
Series A Convertible Preferred Stock to purchase a total of 23,334 shares of common stock at a current exercise price of $15.00.

On August 4, 2016, the Company adjusted the exercise price of the warrants and conversion price of the Series A Convertible Preferred Stock detailed above to $0.70 per share.

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. Both the Series C and warrants will be included in a registration statement to be filed by the Company.

On August 10, 2016, the Company closed a Stock Purchase Agreement with Dale Broadrick, an accredited investor and affiliate of the Company for the purchase of $500,000 of the Company’s common stock at $0.70 per share. In addition, the investor received a five year warrant to acquire 714,286 shares of common stock at $0.70 per share. These common shares and warrants are not subject to a registration statement.

The Company issued a five year warrant to Garden State Securities, Inc. to acquire 250,000 shares of common stock at $1.00 per share. The warrants were valued at $120,750.

The Company issued five year warrants to placement agents to acquire 20,439 shares of common stock at $0.70 per share.

Thirteen investors exercised warrants at $2.50 per share and were issued 207,670 shares of common stock, for a total of $519,162 in proceeds to the Company.

Warrants to acquire 9,348 shares of common stock at $26.22 per share expired.

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

The following warrant issuances occurred during the year ended September 30, 2015:

On June 14, 2013, the Company entered into a Purchase Agreement, Warrants, and Registration Rights Agreement with Special Situations Technology Funds and forty other accredited investors, pursuant to which the Company issued 348,685 shares of common stock at $15.00 per share for a total of $5,230,000, which amount includes the conversion of $500,000 in outstanding debt of the Company owed to one of its officers.  As part of the transaction, which closed on June 14, 2013, the Company issued to the investors (i) five year Series A Warrants to purchase a total of 348,685 shares of common stock at $22.50 per share; and (ii) five year Series B Warrants to purchase a total of 348,685 shares of common stock at $30.00 per share.  The Company also issued 34,871 placement agent warrants exercisable at $15.00 per share to GVC Capital, with an obligation to issue up to 34,871 additional placement agent warrants exercisable at $22.50 per share. The placement agent warrants shall issue only upon the exercise of the Series A Warrants by the investors, and are issuable ratably based upon the number of Warrants exercised by the investors. The placement agent warrants have a term of five years from the date of closing of the transaction. On August 4, 2016, the warrant exercise price was adjusted to $0.70 per share due the issuance of common stock at this price.

Warrants to purchase 4,000 shares of common stock at $15.00 per share were forfeited.

A summary of the warrants issued as of September 30, 2016 were as follows:

	September 30, 2016
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	899,750	$3.18
Issued	2,770,439	0.73
Exercised	(207,670)	(2.50)
Forfeited	-	-
Expired	(9,348)	(26.22)
Outstanding at end of period	3,453,171	$0.84
Exerciseable at end of period	3,453,171

A summary of the status of the warrants outstanding as of September 30, 2016 is presented below:

	September 30, 2016
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
3,188,835	4.10	$0.70	3,188,835	$0.70
250,000	4.83	1.00	250,000	1.00
14,336	1.24	$30.00	14,336	30.00
3,453,171	3.74	$0.84	3,453,171	$0.84

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the year ended September 30, 2016 were as follows:

Dividend yield	0%
Expected life	..25-3
Expected volatility	90%
Risk free interest rate	..01-.07%

At September 30, 2016, vested warrants totaling 3,188,835 shares had an aggregate intrinsic value of $127,553.

15.	STOCK OPTIONS

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

Stock Option Activity

The Company had the following stock option transactions during the year ended December 31, 2016:

During the year ended September 30, 2016, employees forfeited stock option grants for 6,499 shares of common stock at $21.40 per share.

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

There are currently 50,908 options to purchase common stock at an average exercise price of $18.05 per share outstanding as of September 30, 2016 under the 2011 Stock Incentive Plan. The Company recorded $46,398 and $65,463 of compensation expense, net of related tax effects, relative to stock options for the year ended September 30, 2016 and 2015 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.03) and ($0.06) per share, respectively. As of September 30, 2016, there is approximately $113,163 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.12years.

Stock option activity for the year ended September 30, 2016 and 2015 was as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2014	87,333	18.804	1,642,200
Granted	11,335	15.000	170,025
Exercised	-	-	-
Forfeitures	(41,261)	(18.286)	(754,500)
Outstanding as of September 30, 2015	57,407	18.43	1,057,725
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(6,499)	(21.403)	(139,098)
Outstanding as of September 30, 2016	50,908	$18,045	$918,627

The following table summarizes information about stock options outstanding and exercisable at September 30, 2016:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
13.500	3,334	1.88	$13.50	3,334	$13.50
15.000	20,906	2.83	15.00	9,348	15.00
19.500	13,334	2.92	19.50	13,334	19.50
22.500	13,334	3.63	22.50	13,334	22.50
	50,908	3.12	$18.04	39,350	$18.94

There is no aggregate intrinsic value of the exercisable options as of September 30, 2016.

16.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Note 13 for Notes Payable to Ronald P. Erickson, our Chief Executive Officer Chief and/or entities in which Mr. Erickson has a beneficial interest.

Note Payable to Umpqua Bank

The Company has a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which matures on December 31, 2017 and provides for interest at 3.25% per year. Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $16,340 as of September 30, 2016.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on March 31, 2017. The notes payable also provide for a second lien on our assets if not repaid by March 31, 2017 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. The Company recorded accrued interest of $40,167 as of September 30, 2016.

Other Amounts Due to Mr. Erickson

Mr. Erickson and/or entities with which he is affiliated also have advanced $521,833 and have unreimbursed expenses and compensation of approximately $424,872. The Company owes Mr. Erickson, or entities with which he is affiliated, $1,546,705 as of September 30, 2016.

Issuance of Common Stock to Mr. Erickson

On July 12, 2016, Mr. Erickson and/or entities with which he is affiliated exercised a warrant for 66,667 shares of the Company’s common stock at $2.50 per share or $166,668.

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

TransTech Facilities

TransTech is located at 12142 NE Sky Lane, Suite 130, Aurora, OR 97002. TransTech leases a total of approximately 9,750 square feet of office and warehouse space for its administrative offices, product inventory and shipping operations. The Company leases this office on a month to month basis at $6,942 per month.

The aggregate future minimum lease payments under operating leases as of September 30, 2016 were $10,030.

18.
INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Pretax losses arising from United States operations were approximately $2,650,000 for the year ended September 30, 2016.

Pretax losses arising from United States operations were approximately $773,000 for the year ended September 30, 2015.

The Company has net operating loss carryforwards of approximately $22,721,000, which expire in 2021-2034. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $7,725,000 was established as of September 30, 2016. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future. The Company is subject to possible tax examination for the years 2011 through 2016.

For the year ended September 30, 2016, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and warrants issued for services.

The principal components of the Company’s deferred tax assets at September 30, 2016 and 2015 are as follows:

	2016	2015
U.S. operations loss carry forward at statutory rate of 34%	$(7,724,974)	$(6,824,141)
Non-U.S. operations loss carry forward at statutory rate of 20.5%	0	0
Total	(7,724,974)	(6,824,141)
Less Valuation Allowance	7,724,974	6,824,141
Net Deferred Tax Assets	-	-
Change in Valuation allowance	$7,724,974	$6,824,141

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended September 30, 2016 and 2015 are as follows:

	2016	2015
Federal Statutory Rate	-34.0%	-34.0%
Increase in Income Taxes Resulting from:
Change in Valuation allowance	34.0%	34.0%
Effective Tax Rate	0.0%	0.0%
19.	SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued.

Extension of Related Party Notes

On October 14, 2016, the Company entered into amendments to two demand promissory notes, totaling $600,000, and a note payable for $200,000 related to the Umpqua Bank Business Loan Agreement with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. The amendments extend the due date from September 30, 2016 to December 31, 2016 and continue to provide for interest of 3% per annum and a second lien on company assets if not repaid by December 31, 2016 or converted into convertible debentures or equity on terms acceptable to the Holder.

Extension of Services Agreement

On October 18, 2016, the Company agreed to a six month extention to our investor relations agreement with Financial Genetics. The Company agreed to issue Financial Genetics 33,333 shares of our common stock per month for their services.

Issuance of Convertible Notes

On November 2, 2016, the Company closed two 10% Convertible Redeemable Note Purchase Agreements with an accredited investor and an affiliate of the Company for aggregate gross proceeds to the Company of $300,000. The notes are due on May 1, 2017 and may be paid in either $330,000 in cash or converted into equity securities on the same terms as the Company’s next financing transaction.

Garden State Securities, Inc., a FINRA member, acted as our exclusive placement agent. They received a 10% ($30,000) cash fee on the transaction.

Purchase of Original Issue Discount Convertible Promissory Note from Pulse Biologics

On November 2, 2016, Pulse Biologics, Inc. issued an Original Issue Discount Convertible Promissory Note to the Company. Pursuant to the Note, the Company loaned $260,000 with a principal amount of $286,000 to Pulse Biologics, Inc. The Note matures one year from issuance and bears interest at 5%. The principal and interest can be converted to Biologic common stock at the option of the Company. The Company will receive 150,000 shares of Pulse Biologics common stock as partial consideration for purchasing the Note.

In addition, the Company and Pulse Biologics agreed to negotiate in good faith to enter a joint development agreement and subsequent merger transaction prior to calendar year-end 2017.

Issuance of Series D Convertible Preferred Stock

On November 14, 2016, the Company issued 187,500 shares of Series D Convertible Preferred Stock (the “Series D Shares”) and a warrant to purchase 187,500 shares of common stock in a private placement to certain accredited investors for gross proceeds of $150,000 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated November 10, 2016.

On December 19, 2016, the Company issued 187,500 shares of Series D Shares and a warrant to purchase 187,500 shares of common stock in a private placement to an accredited investor for gross proceeds of $150,000 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated December 14, 2016.

The initial conversion price of the Series D Shares is $0.80 per share, subject to certain adjustments. The initial exercise price of the warrant is $1.00 per share, also subject to certain adjustments.

As part of the Purchase Agreement, the Company has agreed to register the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the warrant for resale or other disposition.

The Series D Shares and warrant were issued in a transaction that was not registered under the Securities Act of 1933, as Amended (the “Act”) in reliance upon applicable exemptions from registration under Section 4(2) of the Act and Rule 506(b) of SEC Regulation D under the Act.

The Company intends to issue up to 3,125,000 Series D Shares (and an equal number of warrants) for gross proceeds of $2,500,000 pursuant on a “best efforts” basis.

Conversion of Promissory Notes

On November 30, 2016, holders of $695,000 of our Convertible Promissory Notes converted the principal and outstanding interest into 936,347 shares of common stock at a conversion rate of $0.80 per share and warrants to purchase 936,347 shares of common stock at a price of $1.00 per share.

Extension of Secured Credit Facility

On December 9, 2008, TransTech entered a $1,000,000 secured credit facility with Capital Source to fund its operations. On December 12, 2016, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($33,000 as of September 30, 2016,) on a daily basis. The remaining balance on the accounts receivable line of $370,404 as of September 30, 2016, must be repaid by the time the secured credit facility expires on June 12, 2017, or we renew by automatic extension for the next successive six-month term.

Extension of Secured Credit Facility

The Company has a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”). On December 22, 2016, the Umpqua Loan maturity was extended to December 31, 2017 and provides for interest at 3.25% per year. Related to this Umpqua Loan, the Company entered a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan.

Extension of Related Party Notes

On January 9, 2017, the Company entered into amendments to two demand promissory notes, totaling $600,000, and a note payable for $200,000 related to the Umpqua Bank Business Loan Agreement with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. The amendments extend the due date from December 31, 2016 to March 31, 2017 and continue to provide for interest of 3% per annum and a second lien on company assets if not repaid by March 31, 2017 or converted into convertible debentures or equity on terms acceptable to the Holder.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Visualant, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INC.

Date: January 13, 2017	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Jeff T. Wilson
Jeff T. Wilson
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Ronald P. Erickson	Chief Executive Officer, President and Director	January 13, 2017
Ronald P. Erickson	(Principal Executive Officer)

/s/ Jeff T. Wilson	Chief Financial Officer and Secretary	January 13, 2017
Jeff T. Wilson	(Principal Financial/Accounting Officer)

/s/ Jon Pepper	Independent Director	January 13, 2017
Jon Pepper

/s/ Ichiro Takesako	Management Director	January 13, 2017
Ichiro Takesako