Form 10-Q
period 2016-12-31
VISUALANT INC
filed 2017-02-21
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of February 21, 2017: 3,750,962 shares

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	September 30, 2016
		(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$180,847	$188,309
Accounts receivable, net of allowance of $175,000 and $55,000, respectively	635,471	808,955
Prepaid expenses	17,233	20,483
Inventories, net	210,717	295,218
Total current assets	1,044,268	1,312,965

EQUIPMENT, NET	276,213	285,415

OTHER ASSETS
Intangible assets, net	30,625	43,750
Goodwill	500,000	983,645
Other assets	5,070	5,070

TOTAL ASSETS	$1,856,176	$2,630,845

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$2,098,895	$1,984,326
Accounts payable - related parties	33,334	41,365
Accrued expenses	66,706	80,481
Accrued expenses - related parties	1,082,839	1,109,046
Derivative liability	562,714	145,282
Convertible notes payable	555,000	909,500
Notes payable - current portion of long term debt	1,100,071	1,170,339
Total current liabilities	5,499,559	5,440,339

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 12/31/2016 and 9/30/2016, respectively	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 23,334
issued and outstanding at 12/31/2016 and 9/30/2016, respectively	23	23
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 12/31/2016 and 9/30/2016, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 3,906,250 shares authorized,
375,000 and 0 shares issued and outstanding at 12/31/2016 and 9/30/2016, respectively	375	-
Common stock - $0.001 par value, 100,000,000 shares authorized, 3,570,010
and 2,356,152 shares issued and outstanding at 12/31/2016 and 9/30/2016, respectively	3,570	2,356
Additional paid in capital	26,090,915	24,259,702
Accumulated deficit	(29,740,056)	(27,073,365)
Total stockholders' deficit	(3,643,383)	(2,809,494)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,856,176	$2,630,845

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	Three Months Ended,
	December 31, 2016	December 31, 2015

REVENUE	$1,148,800	$1,284,800
COST OF SALES	958,442	1,086,678
GROSS PROFIT	190,358	198,122
RESEARCH AND DEVELOPMENT EXPENSES	40,608	91,962
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,791,213	736,207
OPERATING LOSS	(1,641,463)	(630,047)

OTHER INCOME (EXPENSE):
Interest expense	(52,273)	(38,639)
Other income	3,607	2,320
(Loss) on change - derivative liability	(417,432)	(1,345,960)
Total other expense	(466,098)	(1,382,279)

(LOSS) BEFORE INCOME TAXES	(2,107,561)	(2,012,326)

Income taxes - current provision	-	-
		.
NET (LOSS)	$(2,107,561)	$(2,012,326)

Basic and diluted loss per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.65)	$(1.73)

Weighted average shares of common stock outstanding- basic and diluted	3,227,351	1,161,366

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended,
	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,107,561)	$(2,012,326)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	22,327	53,722
Issuance of capital stock for services and expenses	206,831	104,476
Conversion of interest	56,454	-
Stock based compensation	10,887	11,837
Gain on sale of assets	(1,034)	-
Loss on change - derivative liability	417,432	1,346,264
Amortization of debt discount	10,000	-
Provision for losses on accounts receivable	121,041	-
Impairment of goodwill	483,645	-

Changes in operating assets and liabilities:
Accounts receivable	52,443	7,768
Prepaid expenses	3,250	(5,861)
Inventory	84,501	28,888
Accounts payable - trade and accrued expenses	66,556	(81,196)
Deferred revenue	-	(2,500)
NET CASH (USED IN) OPERATING ACTIVITIES	(573,228)	(548,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in BioMedx, Inc., net	-	-
Proceeds from sale of equipment	1,034	-
NET CASH PROVIDED BY INVESTING ACTIVITIES:	1,034	-

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds from line of credit	(35,268)	221,457
Proceeds from warrant exercises	-	16,264
Proceeds from convertible notes payable	300,000	370,000
Proceeds from issuance of common/preferred stock, net of costs	300,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	564,732	607,721

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,462)	58,793

CASH AND CASH EQUIVALENTS, beginning of period	188,309	82,266

CASH AND CASH EQUIVALENTS, end of period	$180,847	$141,059

Supplemental disclosures of cash flow information:
Interest paid	$14,245	$15,190
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,107,561, $1,746,495 and $2,631,037 for the three months ended December 31, 2016 and the years ended September 30, 2016 and 2015, respectively. Net cash used in operating activities was $(573,228), $(3,373,734) and $(239,877) for the three months ended December 31, 2017 and the years ended September 30, 2016 and 2015, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2016, the Company’s accumulated deficit was $29,740,056.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, our Chief Executive Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2016 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

We believe that our cash on hand will be sufficient to fund our operations until February 28, 2017. We need additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.

2.	ORGANIZATION

Visualant, Incorporated (the “Company,” “Visualant, Inc.” or “Visualant”) was incorporated under the laws of the State of Nevada in 1998. The Company has authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

On July 21, 2015, the Company filed with the Nevada Secretary of State an Amended and Restated Certificate of Designations, Preferences and Rights for its Series A Convertible Preferred Stock. Among other things, the Amended and Restated Certificate changed the conversion price and the stated value from $0.10 (pre-reverse stock split) to $30.00 (post-reversestock split), and added a provision adjusting the conversion price upon the occurrence of certain events. As a result of the foregoing, the Company currently has 23,334 Series A Preferred Stock issued and outstanding, with a conversion price of $0.70 per share.

On August 11, 2016, the Company applied with the State of Nevada for the approval of the Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock. The Certificate designated 1,250,000 shares as Series C Convertible Preferred Stock with a par value of $.001 per share. The Series C Convertible Preferred Stock is convertible into common stock at $0.70 per share, with certain adjustments as set forth in the Certificate. On August 31, 2016, the Company filed with the State of Nevada a Certificate of Correction to the Certificate of Designations of Preferences, Powers, Rights and Limitations for the Series C Convertible Preferred Stock to correct the number of authorized shares. The Certificate authorized 1,785,715 shares of Series C Preferred Stock with a par value of $.001 per share. The Series C Convertible Preferred Stock is convertible into common stock at $0.70 per share, with certain adjustments as set forth in the Certificate. As a result of the foregoing, the Company currently has 1,785,715 shares of Series C Preferred Stock issued and outstanding, with a conversion price of $0.70 per share.

On November 8, 2016, the Company applied with the State of Nevada for the approval of the Certificate of Designations, Preferences, and Rights of Series D Convertible Preferred Stock. The Certificate designated up to 3,906,250 shares with a par value of $.001 per share. The Series D Convertible Preferred Stock is convertible into common stock at $0.80 per share, with certain adjustments as set forth in the Certificate. The Company has issued 375,000 shares of Series D Convertible Preferred Stock through February 21, 2017, and intends to issue up to 3,125,000 Series D Shares (and an equal number of warrants) for gross proceeds of $2,500,000 pursuant on a “best efforts” basis.

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
The Company is in the process of commercializing its ChromaID™ technology. To date, the Company has entered into License Agreements with Sumitomo Precision Products Co., Ltd. and Intellicheck, Inc. In addition, it has a strategic relationship with Xinova., formerly Invention Development Management Company, a subsidiary of Intellectual Ventures.
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
ChromaID was invented by scientists from the University of Washington under contract with Visualant. The Company has pursued an intellectual property strategy and have been granted ten patents. The Company also has 20 patents pending. The Company possess all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to the Company in perpetuity by the Company’s strategic partner, Xinova

In June 2015, the Company effected a 1-for-150 reverse stock split of our common stock. All warrant, option, share and per share information in this Form 10-Q gives retroactive effect to the 1-for-150 reverse split with all numbers rounded up to the nearest whole share.

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $25,000 reserve for impaired inventory as of December 31, 2016 and September 30, 2016, respectively.

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

Goodwill – Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. With the adoption of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but are combined when reporting units within the same segment have similar economic characteristics. Under the criteria set forth by ASC 350, the Company has one reporting unit based on the current structure.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The Company determined that its goodwill related to the 2010 acquisition of TransTech Systems was impaired and recorded an impairment of $483,645 as selling, general and administrative expenses during the three months ended December 31, 2016.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at December 31, 2016 and 2015 based upon the short-term nature of the assets and liabilities.

Derivative financial instruments -The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Stock Based Compensation – The Company has share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measuredby the Company at the grant date, based on the fair value of the award, over the requisite service period. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit.  Grants of stock options and stock to non-employees and other parties are accounted for in accordance with the ASC 505.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2016, there were options outstanding for the purchase of 50,908 common shares, warrants for the purchase of 4,494,080 common shares, 2,184,048 shares of our common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock and up to 332,940 shares of our common stock issuable upon the exercise of placement agent warrants. As of December 31, 2015, there were options outstanding for the purchase of 56,641 common shares, warrants for the purchase of 893,244 common shares, 11,667 shares of our common stock issuable upon the conversion of Series A Convertible Preferred Stock, up to 34,031 shares of our common stock issuable upon the exercise of placement agent warrants and an unknown number of shares related to the conversion of $479,000 in convertible promissory notes which could potentially dilute future earnings per share.

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
The following summarizes the Company’s plans for its Company’s proprietary ChromaID technology. Based on the Company’s anticipated expenditures on this technology, the expected efforts of its management and its relationship with Xinova and the Company’s other strategic partner, Sumitomo Precision Products, Ltd., the Company expects its ChromaID technology to provide an increasing portion of its revenues in future years from product sales, licenses, royalties and other revenue streams., as discussed further below.

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

The cornerstone of a company with a foundational platform technology is its intellectual property. ChromaID was invented by scientists from the University of Washington under contract with Visualant. The Company has pursued an intellectual property strategy and has been granted nine patents. The Company currently has 20 patents pending. The Company possesses all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to us in perpetuity by our strategic partner, Xinova.

Xinova Relationship

In November 2013, the Company entered into a strategic relationship with Xinova, formerly Invention Development Management Company, a subsidiary of Intellectual Ventures, a private intellectual property fund. Xinova has worked to expand the reach and the potential application of the ChromaID technology and has filed ten patents base on the ChromaID technology, which it has licensed to us.

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

The ChromaID Lab Kits allows potential licensors of our technology to work with our technology and develop solutions for their particular application. Our contractual arrangements with Xinova are described in greater detail below.

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

The Company pursues a patent strategy to expand its unique intellectual property in the United States and other countries.

Services and License Agreement with Xinova

In November 2013, the Company entered into a strategic relationship with Xinova, formerly Invention Development Management Company, a subsidiary of Intellectual Ventures, a private intellectual property fund. Xinova has worked to expand the reach and the potential application of the ChromaID technology and has filed ten patents base on the ChromaID technology, which it has licensed to us.

The agreement requires Xinova to identify and engage inventors to develop new applications of Visualant’s ChromaID™ technology, present the developments to us for approval, and file at least 10 patent applications to protect the developments. Xinova is responsible for the development and patent costs. The Company provided the Chroma ID Lab Kits to Xinova at no cost and are providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property the Company delayed the selling of the ChromaID Lab Kits for 140 days except for certain select accounts. The Company continued its business development efforts during this period and have worked with Xinova and their global business development resources to secure potential customers and licensees for the ChromaID technology. The Company shipped 20 ChromaID Lab Kits to inventors in the Xinova network during December 2013 and January 2014.

The Company has received a worldwide, nontransferable, exclusive license to the intellectual property developed under the Xinova agreement during the term of the agreement, and solely within the identification, authentication and diagnostics field of use, to (a) make, have made, use, import, sell and offer for sale products and services; (b) make improvements; and (c) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

The Company received a nonexclusive and nontransferable option to acquire a worldwide, nontransferable, nonexclusive license to the useful intellectual property held by Xinova within the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer to sell products and services and (b) grant sublicenses to any and all of the foregoing rights. The option to acquire this license may be exercised for up to two years from the effective date of the Agreement.

Xinova is providing global business development services to us for geographies not being pursued by Visualant. Also, Xinova has introduced the Company to potential customers, licensees and distributors for the purpose of identifying and pursuing a license, sale or distribution arrangement or other monetization event.

The Company granted to Xinova a nonexclusive, worldwide, fully paid, nontransferable, sublicenseable, perpetual license to our intellectual property solely outside the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer for sale products and services and (b) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

The Company granted to Xinova a nonexclusive, worldwide, fully paid up, royalty-free, nontransferable, non-sublicenseable, perpetual license to access and use the Company’s technology solely for the purpose of marketing the aforementioned sublicenses of our intellectual property to third parties outside the designated fields of use.

In connection with the original license agreement, the Company issued a warrant to purchase 97,169 shares of common stock to Xinova as consideration for the exclusive intellectual property license and application development services. The warrant has a current exercise price of $0.70 per share and expires November 10, 2018. The per share price is subject to adjustment based on any issuances below $0.70 per share except as described in the warrant.

The Company agreed to pay Xinova a percentage of license revenue for the global development business services and a percentage of revenue received from any company introduced to us by Xinova. The Company also have also agreed to pay Xinova a royalty when the Company receives royalty product revenue from an Xinova-introduced company. Xinova has agreed to pay the Company a license fee for the nonexclusive license of the Company’s intellectual property.

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

6.
ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $635,471 and $808,955, net of allowance, as of December 31, 2016 and September 30, 2016, respectively. The Company had no customers in excess of 10% of the Company’s consolidated revenues for the three months ended December 31, 2016. The Company had one customer (31.9%) with accounts receivable in excess of 10% as of December 31, 2016. The customer has not made a payment on the account since December 31, 2016 and the Company reserved $120,000 during the three months ended December 31, 2016 as selling, general and administrative expenses. The Company intends to aggressively pursue collection of the balance.

7.
INVENTORIES

Inventories were $210,717 and $295,218 as of December 31, 2016 and September 30, 2016, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $25,000 reserve for impaired inventory as of December 31, 2016 and September 30, 2016, respectively.

8.
NOTES RECEIVABLE

On November 1, 2016, the Company purchased an Original Issue Discount Convertible Promissory Note from BioMedx, Inc. The Company paid $260,000 for the Note with a principal amount of $286,000. The Note matures one year from issuance and bears interest at 5%. The principal and interest can be converted to Biologic common stock at the option of the Company. The Company received 150,000 shares of Pulse Biologics common stock as partial consideration for purchasing the Note. In addition, if BioMedx does not repay the Promissory Note, the Company will have the right to convert the Promissory Note into 51% of the ownership of BioMedx.

In addition, the Company and Pulse Biologics agreed to negotiate in good faith to enter into a joint development agreement and subsequent merger transaction prior to December 31, 2017.

BioMedx is an early stage company that owns a royalty bearing license, for medical applications, to certain technology developed by Pulse Evolution. The Company’s management concluded BioMedx’s ability to repay Promissory Note is contingent on BioMedx obtaining additional financing. In addition, BioMedx will require additional financing to commercialize the licensed technology. Due to the inherent uncertainty involved in these activities, the Company’s management has determined the value of the Promissory Note and BioMedx common stock is zero at December 31, 2016 and recorded a reserve for the full value.

9.
FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $276,213 and $285,415 as of December 31, 2016 and September 30, 2016, respectively. Accumulated depreciation was $805,251 and $796,481 as of December 31, 2016 and September 30, 2016, respectively. Total depreciation expense, was $9,700 and $18,097 for the three months ended December 31, 2016 and 2015, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of December 31, 2016 was comprised of the following:

	Estimated	December 31, 2016
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$252,204	$69,581	$321,785
Leasehold improvements	5-20 years	548,612	-	548,612
Furniture and fixtures	3-10 years	73,977	101,260	175,237
Software and websites	3- 7 years	35,830	-	35,830
Less: accumulated depreciation		(634,410)	(170,841)	(805,251)
		$276,213	$-	$276,213

10.
INTANGIBLE ASSETS

Intangible assets as of December 31, 2016 and September 30, 2016 consisted of the following:

	Estimated	December 31,	September 30,
	Useful Lives	2016	2016

Customer contracts	5 years	$983,645	$983,645
Technology	5 years	712,500	712,500
Less: accumulated amortization		(1,665,520)	(1,652,395)
Intangible assets, net		$30,625	$43,750

Total amortization expense was $13,125 and $35,625 for the three months ended December 31, 2016 and 2015, respectively.

The fair value of the TransTech intellectual property acquired was $983,645, estimated by using a discounted cash flow approach based on future economic benefits associated with agreements with customers, or through expected continued business activities with its customers. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results. The TransTech intellectual property was fully amortized as of December 31, 2016.

The fair value of the RATLab intellectual property associated with the assets acquired was $450,000 estimated by using a discounted cash flow approach based on future economic benefits. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results. The RATLab intellectual property was fully amortized as of December 31, 2016.

The fair value of the Javelin intellectual property acquired was $262,500 estimated by using a discounted cash flow approach based on future economic benefits associated with the assets acquired. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results.

11.
GOODWILL

The Company’s TransTech business is very capital intensive. The Company reviewed TransTech’s operations based on its overall financial constraints and determined the value has been impaired. The company recorded an impairment of goodwill associated with TransTech of $483,645 during the three months December 31, 2016.

12.
ACCOUNTS PAYABLE

Accounts payable were $2,098,895 and $1,984,326 as of December 31, 2016 and 2015, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company. The Company had one vendor (11.1%) with accounts payable in excess of 10% of its accounts payable as of December 31, 2016. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

13.
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

Derivative liability as of December 31, 2016 is as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2016

Liabilities:
Derivative Instruments	$-	$562,714	$-	$562,714

Total	$-	$562,714	$-	$562,714

Derivative liability as of September 30, 2016 is as follows:
				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2016

Liabilities:
Derivative Instruments	$-	$145,282	$-	$145,282

Total	$-	$145,282	$-	$145,282

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants, historical volatility was 130% and the stock price was $0.70 at December 31, 2016.

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

The proceeds from the private placement were allocated between the shares of common stock and the warrants issued in connection with the private placement based upon their estimated fair values as of the closing date at June 14, 2013, resulting in the aggregate amount of $2,494,710 allocated to stockholders’ equity and $2,735,290 allocated to the warrant derivative.  The Company recognized $1,448,710 of other expense resulting from the increase in the fair value of the warrant liability at September 30, 2013. During the year ended September 30, 2014, the Company recognized $2,092,000 of other income resulting from the decrease in the fair value of the warrant liability at September 30, 2014. During the year ended September 30, 2015, the Company recognized $104,716 of other expense resulting from the decrease in the fair value of the warrant liability at September 30, 2015. During the year ended September 30, 2016, the Company recognized $2,085,536 of other income resulting from the decrease in the fair value of the warrant liability at September 30, 2016. During the three months December 31, 2016, the Company recognized $67,170 of other expense resulting from the increase in the fair value of the warrant liability at December 31, 2016.

Derivative Instruments – Warrant with the November 2013 Xinova Services and License Agreement

The Company issued a warrant to purchase 97,169 shares of common stock in connection with the November 2013 Xinova Services and License Agreement. The warrant price of $30.00 per share expires November 10, 2018 and the per share price is subject to adjustment. In August 2016 the exercise price was reset to $0.70 per share. This warrant was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  This warrant was issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of our common stock or securities exercisable, convertible or exchangeable for our common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants was recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished. During the year ended September 30, 2014, the Company recognized $320,657 of other expense related to the Xinova warrant. During the year ended September 30, 2015, the Company recognized $14,574 of other income related to the Xinova warrant. During the year ended September 30, 2016, the Company recognized $286,260 of other income from the increase in the fair value of the warrant liability at September 30, 2016. During the quarter ended December 31, 2016, the Company recognized $13,118 of other expense resulting from the increase in the fair value of the warrant liability at December 31, 2016.

Derivative Instrument – Series A Convertible Preferred Stock

The Company issued 11,667 shares of Series A Convertible Preferred Stock with attached warrants during the year ended September 30, 2015. The Company allocated $233,322 to stockholder’s equity and $116,678 to the derivative warrant liability. The warrants were issued with a down round provision. The warrants have a term of five years, 23,334 are exercisable at $30 per common share and 23,334 are exercisable at $45 per common share. On August 4, 2016 the exercise price was adjusted to $0.70 per share. During the year ended September 30, 2015, the Company recognized $30,338 of other expense related to the warrant liability. During the year ended September 30, 2016, the Company recognized $132,724 of other income resulting from the increase in the fair value of the warrant liability at September 30, 2016. During the three months December 31, 2016, the Company recognized $9,520 of other expense resulting from the increase in the fair value of the warrant liability at December 31, 2016.

14.
CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of December 31, 2016 and September 30, 2016 consisted of the following:

The Company entered into Convertible Promissory Notes totaling $710,000 with accredited investors during September 2015 to February 2016 to fund short-term working capital. The Notes accrue interest at a rate of 8% per annum and become due September 2016 to February 2017 and are convertible into common stock at the same price of our next financing. On November 31, 2016 holders of $695,000 of the Convertible Promissory Notes converted to 944,948 shares of common stock and five year warrants to purchase common stock at a price of $1.00 per share. The Company recorded accrued interest of $14,687 during the three months ended December 31, 2016.

On September 30, 2016, the Company entered into a $175,000 Convertible Promissory Note with Clayton A. Struve, an accredited investor and affiliate of the Company, to fund short-term working capital. The Convertible Promissory Note accrues interest at a rate of 10% per annum and becomes due on March 30, 2017. The Note holder can convert to common stock at $0.70 per share. During the three months ended December 31, 2016 the Company recorded interest of $5,367 related to the convertible note.

The Company entered into two Convertible Promissory Notes totaling $330,000 with accredited investors during on November 1, 2016. The Notes accrue interest at a rate of 10% per annum and become due May 1,2017 and are convertible into Preferred stock at a conversion price of $0.80 per share and a five-year warrant to purchase a share of common stock at $1.00 per share. The company first allocated the value received the warrants based on the Black Scholes value assuming a 1 year life, 130% volatility and .7% risk free interest rate. The remaining value was below the fair market value on the date of issuance and as a result the company recorded and beneficial conversion dividend of $326,687 at the time issuance. The Company recorded accrued interest of $5,683 as of December 31, 2016.

15.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of December 31, 2016 and September 30, 2016 consisted of the following:

	December 31,	September 30,
	2016	2016

Capital Source Business Finance Group	$300,136	$370,404
Note payable to Umpqua Bank	199,935	199,935
Secured note payable to J3E2A2Z LP - related party	600,000	600,000
Total debt	1,100,071	1,170,339
Less current portion of long term debt	(1,100,071)	(1,170,339)
Long term debt	$-	$-

Capital Source Business Finance Group

The Company finances its TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On December 12, 2016, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($10,000 as of September 30, 2016) on a daily basis. The remaining balance on the accounts receivable line of $300,136 as of September 30, 2016 must be repaid by the time the secured credit facility expires on June 12, 2017, or we renew by automatic extension for the next successive six-month term.

Note Payable to Umpqua Bank

The Company has a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which matures on December 31, 2017 and provides for interest at 3.25% per year. Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $17,852 as of December 31, 2016.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on March 31, 2017. The notes payable also provide for a second lien on our assets if not repaid by March 31, 2017 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. The Company recorded accrued interest of $44,704 as of December 31, 2016.

16.	EQUITY

Authorized Capital Stock

The Company has authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares of voting preferred stock, par value $0.001 per share.

Voting Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

Series A Convertible Preferred Stock

On July 21, 2015, the Company filed with the Nevada Secretary of State an Amended and Restated Certificate of Designations, Preferences and Rights for its Series A Convertible Preferred Stock. Among other things, the Amended and Restated Certificate changed the conversion price and the stated value from $0.10 (pre-reverse stock split) to $30.00 (post-reverse stock split), and added a provision adjusting the conversion price upon the occurrence of certain events. As a result of the foregoing, the Company currently have 23,334 Series A Preferred Stock issued and outstanding, with a conversion price of $0.70 per share.

Under the Amended and Restated Certificate, the Company has 23,334 shares of Series A Preferred authorized, all of which are outstanding. Each holder of outstanding shares of Series A Preferred is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred held by such holder are then convertible as of the applicable record date. The Company cannot amend, alter or repeal any preferences, rights, or other terms of the Series A Preferred so as to adversely affect the Series A Preferred, without the written consent or affirmative vote of the holders of at least 66% of the then outstanding shares of Series A Preferred, voting as a separate voting group.

During the year ended September 30, 2015, the Company sold 11,667 Series A Preferred Stock to two investors for total consideration of $350,000. These shares are were convertible into 11,667 shares of common stock at $30.00 per share, subject to adjustment, for a period of five years.   The Series A Preferred Stock has voting rights and may not be redeemed without the consent of the holder.

The Company also issued to these investors (i) a Series C five-year Warrant for 23,334 shares of common stock at an exercise price of $30.00 per share, which is callable at $60.00 per share; and (ii) a Series D five-year Warrant for 23,334 shares of common stock at an exercise price of $45.00 per share, which is callable at $90.00 per share. The Series A Preferred Stock and Series C and D Warrants had registration rights.

On July 20, 2015, the two investors entered into an Amendment to Series A Preferred Stock Terms whereby they agreed to the terms of the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock and waived all registration rights.

On August 4, 2016, the conversion price of the Series A Preferred Stock was adjusted to $0.70 per share due to the Company’s issuance of common stock at that price.

On March 8, 2016, the Company received approval from the State of Nevada for a Correction to the Company’s Amended and Restated Certificate of Designations, Preferences and Rights of its Series A Convertible Preferred Stock. The Amended and Restated Certificate filed July 21, 2015 changed the conversion price and the stated value from $0.10 (pre-reverse stock split) to $30.00 (post-reversestock split), and added a provision adjusting the conversion price upon the occurrence of certain events. On February 19, 2016, the holders of Series A Convertible Preferred Stock entered into Amendment 2 of Series A Preferred Stock Terms and increased the number of Preferred Stock Shares to properly account for the reverse stock split. As a result of the foregoing, we currently have 23,334 Series A Preferred Stock issued and outstanding, with a conversion price of $0.70 per share.

Series C Convertible Preferred Stock

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The Series C Convertible Preferred Stock has a yield of 8% and an ownership blocker of 4.99%. In addition, the investor received 100% warrant coverage with five-year warrants with an exercise price of $0.70. Shares issuable upon the conversion of the Series C Convertible Preferred Stock and the shares issuable upon exercise of the warrants were included in a registration statement filed by the Company.

On August 11, 2016, the Company applied with the State of Nevada for the approval of the Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock. The Certificate designated 1,785,715 shares as Series C Convertible Preferred Stock with a par value of $.001 per share. The Series C Convertible Preferred Stock is convertible into common stock at $0.70 per share, with certain adjustments as set forth in the Certificate. On August 31, 2016, the Company filed with the State of Nevada a Certificate of Correction to the Certificate of Designations of Preferences, Powers, Rights and Limitations for the Series C Convertible Preferred Stock to correct the number of authorized shares. The Certificate authorized 1,785,715 shares of Series C Preferred Stock with a par value of $.001 per share. The Series C Convertible Preferred Stock is convertible into common stock at $0.70 per share, with certain adjustments as set forth in the Certificate. As a result of the foregoing, the Company currently has 1,785,715 shares of Series C Preferred Stock issued and outstanding, with a conversion price of $0.70 per share.

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

Because the Company’s preferred stock is perpetual, with no stated maturity date, and the conversions may occur any time from inception, the dividend is recognized immediately when a beneficial conversion exists at issuance. During the year ending September 30, 2016, the Company recognized preferred stock dividends of $1.16 million on Series C preferred stock related to the beneficial conversion feature arising from a common stock effective conversion rate of $0.41 versus a current market price of $1.06 per common share.

Series D Convertible Preferred Stock

On November 14, 2016, the Company issued 187,500 shares of Series D Convertible Preferred Stock and a warrant to purchase 187,500 shares of common stock in a private placement to certain accredited investors for gross proceeds of $150,000 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated November 10, 2016.

On December 19, 2016, the Company issued 187,500 shares of Series D Convertible Preferred Stock and a warrant to purchase 187,500 shares of common stock in a private placement to an accredited investor for gross proceeds of $150,000 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated December 14, 2016.

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

On November 8, 2016, the Company applied with the State of Nevada for the approval of the Certificate of Designations, Preferences, and Rights of Series D Convertible Preferred Stock. The Certificate designated up to 3,906,250 shares with a par value of $.001 per share. The Series D Convertible Preferred Stock is convertible into common stock at $0.80 per share, with certain adjustments as set forth in the Certificate. The Company has issued 375,000 shares of Series D Convertible Preferred Stock through February 21, 2017, and intends to issue up to 3,125,000 Series D Shares (and an equal number of warrants) for gross proceeds of $2,500,000 pursuant on a “best efforts” basis.

To determine the effective conversion price, a portion of the proceeds received by the Company upon issuance of the Series D Preferred Stock was first allocated to the freestanding warrants issued as part of this transaction. Given that the warrants are subject to repricing in the event of a future financing below $0.80 per share, the Company determined that the warrants should receive an allocation of the proceeds based on their relative fair value.

As such, the warrants associated with the November 14, 2016 issuance were allocated a fair value of approximately $56,539 upon issuance, with the remaining $63,539 of net proceeds allocated to the Series D Preferred Stock. Proportionately, this allocation resulted in approximately 53% of the amount of the Series D Preferred Stock issuance remaining, which applied to the stated conversion price of $0.80 resulted in an effective conversion price of approximately $0.34. Having determined the effective conversion price, the Company then compared this to the fair value of the underlying Common Stock as of the commitment date, which was approximately $1.14 per share, and concluded that the conversion feature did have an intrinsic value of $0.80 per share. As such, the Company concluded that the Series D Preferred Stock did contain a beneficial conversion feature of $150,211 which was recorded as a beneficial conversion in stockholders’ equity.

The warrants associated with the December 19, 2016 issuance were allocated a fair value of approximately $60,357 upon issuance, with the remaining $69,643 of net proceeds allocated to the Series D Preferred Stock. Proportionately, this allocation resulted in approximately 54% of the amount of the Series D Preferred Stock issuance remaining, which applied to the stated conversion price of $0.80 resulted in an effective conversion price of approximately $0.37. Having determined the effective conversion price, the Company then compared this to the fair value of the underlying Common Stock as of the commitment date, which was approximately $0.81 per share, and concluded that the conversion feature did have an intrinsic value of $0.44 per share. As such, the Company concluded that the Series C Preferred Stock did contain a beneficial conversion feature of 82,232 which was recorded as a beneficial conversion in stockholders’ equity.

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

The following equity issuances occurred during the three months ended December 31, 2016:

On October 21, 2015, the Company entered into a Public Relations Agreement with Financial Genetics LLC for public relation services. On October 18, 2016, the Company entered into an Amendment to Public Relations Agreement with Financial Genetics LLC. Under the Agreements, Financial Genetics was issued 168,910 shares of our common stock during the three months ended December 31, 2016. The Company expensed $136,833 during the three months ended December 31, 2016.

On October 6, 2016, the Company entered into a Services Agreement with Redwood Investment Group LLC for financial services. Under the Agreement, Redwood was issued 100,000 shares of our common stock. The Company expensed $70,000 during the three months ended December 31, 2016.

The Company entered into Convertible Promissory Notes totaling $710,000 with accredited investors during September 2015 to February 2016 to fund short-term working capital. The Notes accrued interest at a rate of 8% per annum and became due September 2016 to February 2017 and were convertible into common stock as part of our next financing. On November 30, 2016, the Company converted $695,000 of the /Convertible Promissory Notes and interest of $54,078 into 936,348 shares of comment stock at $0.80 per share. The Company also issued warrants to purchase 936,348 shares of the Company’s common stock. The five year warrants are exerciseable at $1.00 per share, subject to adjustment.

On December 22, 2016, a supplier converted accounts payable totaling $6,880 into 8,600 shares of common stock valued at $0.80 per share.

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

Warrants to Purchase Common Stock

The following warrants were issued during the three months ended December 31, 2016:

The Company entered into Convertible Promissory Notes totaling $710,000 with accredited investors during September 2015 to February 2016 to fund short-term working capital. The Notes accrued interest at a rate of 8% per annum and became due September 2016 to February 2017 and were convertible into common stock as part of our next financing. On November 30, 2016, the Company converted $695,000 of the /Convertible Promissory Notes and interest of $54,078 into 936,348 shares of comment stock at $0.80 per share. The Company also issued warrants to purchase 936,348 shares of the Company’s common stock. The five year warrants are exercisable at $1.00 per share, subject to adjustment.

On November 14, 2016, the Company issued 187,500 shares of Series D Convertible Preferred Stock and a warrant to purchase 187,500 shares of common stock in a private placement to certain accredited investors for gross proceeds of $150,000 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated November 10, 2016.

On December 19, 2016, the Company issued 187,500 shares of Series D Convertible Preferred Stock and a warrant to purchase 187,500 shares of common stock in a private placement to an accredited investor for gross proceeds of $150,000 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated December 14, 2016.

The initial conversion price of the Series D Shares is $0.80 per share, subject to certain adjustments. The initial exercise price of the warrant is $1.00 per share, also subject to certain adjustments.

During the three months ended December 31, 2016, the Company revised five year placement agent warrants to purchase 312,500 shares of common stock. The price was reduced from $1.00 to $0.70 per share and the exercise price is now subject to adjustment. The Company recorded 250,000 shares during the year ended September 30, 2016 the fair value of these warrants is $104,125 at December 31, 2016.

A summary of the warrants outstanding as of December 31, 2016 were as follows:

	December 31, 2016
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	3,453,171	$0.84
Issued	1,373,849	0.93
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	4,827,020	$0.87
Exerciseable at end of period	4,827,020

A summary of the status of the warrants outstanding as of December 31, 2016 is presented below:

	December 31, 2016
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
3,501,336	3.94	$0.70	3,501,336	$0.70
1,311,348	4.92	1.00	1,311,348	1.00
14,336	1.12	30.00	14,336	30.00
4,827,020	3.96	$0.87	4,827,020	$0.87

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended December 31, 2016 were as follows:

Dividend yield	0%
Expected life	..25-3
Expected volatility	130%
Risk free interest rate	..01-.07%

There were vested warrants of 4,827,020 as of December 31, 2016 with an aggregate intrinsic value of $0.

17.	STOCK OPTIONS

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

Stock Option Activity

The Company had no stock option transactions during the three months ended December 31, 2016:

There are currently 50,908 options to purchase common stock at an average exercise price of $18.05 per share outstanding as of December 31, 2016 under the 2011 Stock Incentive Plan. The Company recorded $10,887 and $11,837 of compensation expense, net of related tax effects, relative to stock options for the three months ended December 31, 2016 and 2015 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00) and ($0.01) per share, respectively. As of December 31, 2016, there is approximately $102,276 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 2.78 years.

Stock option activity for the three months ended December 31, 2016 and the years ended September 30, 2016 and 2015 was as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2014	87,333	18.80	1,642,200
Granted	11,335	15.00	170,025
Exercised	-	-	-
Forfeitures	(41,261)	(18.29)	(754,500)
Outstanding as of September 30, 2015	57,407	18.43	1,057,725
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(6,499)	(21.40)	(139,098)
Outstanding as of September 30, 2016	50,908	18.04	918,627
Granted	-	-	-
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding as of December 31, 2016	50,908	$18.045	$918,627

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2016:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
13.500	3,334	1.75	$13.50	3,334	$13.50
15.000	20,906	2.58	15.00	9,514	15.00
19.500	13,334	2.67	19.50	13,334	19.50
22.500	13,334	3.38	22.50	13,334	22.50
	50,908	2.87	$18.04	39,516	$18.92

There were exercisable options of 50,908 as of December 31, 2016 with an aggregate intrinsic value of $0.

18.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Note 13 for Notes Payable to Ronald P. Erickson, our Chief Executive Officer Chief and/or entities in which Mr. Erickson has a beneficial interest.

Note Payable to Umpqua Bank

The Company has a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which matures on December 31, 2017 and provides for interest at 3.25% per year. Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $17,852 as of December 31, 2016.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on March 31, 2017. The notes payable also provide for a second lien on our assets if not repaid by March 31, 2017 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. The Company recorded accrued interest of $44,704 as of December 31, 2016.

Other Amounts Due to Mr. Erickson

Mr. Erickson and/or entities with which he is affiliated also have advanced $529,833 and have unreimbursed expenses and compensation of approximately $430,056. The Company owes Mr. Erickson, or entities with which he is affiliated, $1,559,889 as of December 31, 2016.

19.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

The aggregate future minimum lease payments under operating leases as of December 31, 2016 were $10,030.

20.
SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available. Subsequent to December 31, 2016, there were the following material transactions that require disclosure:

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

Issuance of Equity

On October 21, 2015, the Company entered into a Public Relations Agreement with Financial Genetics LLC for public relation services. On October 18, 2016, the Company entered into an Amendment to Public Relations Agreement with Financial Genetics LLC. Under the Agreements, Financial Genetics was issued 80,952 shares of our common stock and expensed $66,666 subsequent to the three months ended December 31, 2016.

On October 6, 2015, the Company entered into a Services Agreement with Redwood Investment Group LLC for financial services. Under the Agreement, Redwood was issued 100,000 shares of our common stock and expensed $70,000 subsequent to the three months ended December 31, 2016.

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

As of December 31, 2016, we had 3,570,010 shares of common stock issued and outstanding, held by 54 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of December 31, 2016, there were options outstanding for the purchase of 50,908 common shares, warrants for the purchase of 4,494,080 common shares, 2,184,048 shares of our common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock and up to 332,940 shares of our common stock issuable upon the exercise of placement agent warrants.

In June 2015, we effected a 1-for-150 reverse stock split of our common stock. All warrant, option, share and per share information in this Form 10-Q gives retroactive effect to the 1-for-150 reverse split with all numbers rounded up to the nearest whole share.

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
ChromaID was invented by scientists from the University of Washington under contract with Visualant. We have pursued an intellectual property strategy and have been granted ten patents. We also have 20 patents pending. We possess all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to us in perpetuity by Xinova.

In 2010, we acquired TransTech Systems, Inc. (“TransTech”) as an adjunct to our business. TransTech is a distributor of products for employee and personnel identification. TransTech currently provides substantially all of our revenues. We intend, however, to further develop and market our ChromaID technology.

The following summarizes our plans for our proprietary ChromaID technology. Based on our anticipated expenditures on this technology, the expected efforts of our management and our relationship with Xinova, and our other strategic partner, Sumitomo Precision Products, Ltd., we expect our ChromaID technology to provide an increasing portion of our revenues in future years from product sales, licenses, royalties and other revenue streams., as discussed further below.

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

The cornerstone of a company with a foundational platform technology is its intellectual property. ChromaID was invented by scientists from the University of Washington under contract with Visualant. We have pursued an intellectual property strategy and have been granted ten patents. We currently have 20 patents pending. We possess all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to us in perpetuity by our strategic partner Xinova.

At the Photonics West trade show held in San Francisco in February 2013, we were honored to receive a PRISM award from the Society of Photo-Optical Instrumentation Engineers International, better known as SPIE. The PRISM awards recognizes photonic products that break with conventional ideas, solve problems, and improve life through the application of light-based technologies.

Xinova Relationship

In November 2013, we entered into a strategic relationship with Xinova, formerly Invention Development Management Company, a subsidiary of Intellectual Ventures, a private intellectual property fund with over $5 billion under management. Xinova owns over 40,000 IP assets and has broad global relationships for the invention of technology, the filing of patents and the licensing of intellectual property. Xinova has worked to expand the reach and the potential application of the ChromaID technology and has filed ten patents base on the ChromaID technology, which it has licensed to us.

Initial testing in our laboratories and the work of the Xinova inventors have shown that the ChromaID technology has a number of broad and useful applications a few of which include:

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

The ChromaID Lab Kits allows potential licensors of our technology to work with our technology and develop solutions for their particular application. Our contractual arrangements with Xinova are described in greater detail below.

Our next planned product should be an exemplar product is a prototype that will be produced to address several markets. The primary purpose of this prototype will be to demonstrate the technology to prospective business partners, and will consist of a small, hand held, battery powered, Bluetooth enabled scanning device. The scanner shouldwirelessly connect to a smart phone or tablet to transfer the scanned data. The smart phone application will include two or three industry specific but generic applications that allow for the demonstration of the scanning and matching of the ChromaID signatures. The applications will focus on drug identification, food safety and liquid detection. The prototype device will lend itself to consumer applications and can be a consumer product as well.

Our Commercialization Plans for the ChromaID Technology

We shipped our first ChromaID product, the ChromaID Lab Kits, to our strategic partner Xinova during the last calendar quarter of 2013 and first calendar quarter of 2014, after we completed final assembly and testing. Some ChromaID Lab Kits are provided free of charge to potential customers. Others are sold for a modest price. To date, we have achieved limited revenue from the sale of our ChromaID Lab Kits.

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
Developing custom product applications for customers
●
ChromaID database administration and management services

Our Acceleration of Business Development in the United States and Around the World

We are coordinating our internal business development, sales and marketing efforts with those of our strategic partners Xinova, and Sumitomo Precision Products to leverage market data and information in order to focus on specific target vertical markets which have the greatest potential for early adoption. The ChromaID Lab Kit provides a means for us to demonstrate the technology to customers in these markets. It also allows customers to experiment with developing unique applications for their particular use. Our Business Development team is pursuing license opportunities with customers in our target markets. As an example, in March 2016 we entered into a Collaboration Agreement and License with Intellicheck Mobilisa. The agreement provides Intellicheck with exclusive rights to our ChromaID technology in the areas of homeland security, law enforcement and crime prevention.
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

We pursue a patent strategy to expand our unique intellectual property in the United States and other countries.

Services and License Agreement Invention Development Management Company, L.L.C.

In November 2013, we entered into a strategic relationship with Xinova, formerly Invention Development Management Company, a subsidiary of Intellectual Ventures, a private intellectual property fund with over $5 billion under management. Xinova owns over 40,000 IP assets and has broad global relationships for the invention of technology, the filing of patents and the licensing of intellectual property. Xinova has worked to expand the reach and the potential application of the ChromaID technology and has filed ten patents base on the ChromaID technology, which it has licensed to us.

The agreement requires Xinova to identify and engage inventors to develop new applications of our ChromaID™ technology, present the developments to us for approval, and file at least 10 patent applications to protect the developments. Xinova is responsible for the development and patent costs. We provided the Chroma ID Lab Kits to Xinova at no cost and are providing ongoing technical support. In addition, to provide time for this accelerated expansion of its intellectual property we delayed the selling of the ChromaID Lab Kits for 140 days except for certain select accounts. We have continued our business development efforts during this period and have worked with Xinova and their global business development resources to secure potential customers and licensees for the ChromaID technology. We shipped 20 ChromaID Lab Kits to inventors in the Xinova network during December 2013 and January 2014. As part of our agreement with Xinova, we curtailed our ChromaID marketing efforts through the fourth calendar quarter of 2014 while Xinova worked to expand our intellectual property portfolio. Thereafter, we began to actively market the ChromaID Lab Kits to interested and qualified customers.

We have received a worldwide, nontransferable, exclusive license to the intellectual property developed under the Xinova agreement during the term of the agreement, and solely within the identification, authentication and diagnostics field of use, to (a) make, have made, use, import, sell and offer for sale products and services; (b) make improvements; and (c) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

We received a nonexclusive and nontransferable option to acquire a worldwide, nontransferable, nonexclusive license to the useful intellectual property held by Xinova within the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer to sell products and services and (b) grant sublicenses to any and all of the foregoing rights. The option to acquire this license may be exercised for up to two years from the effective date of the Agreement.

Xinova is providing global business development services to us for geographies not being pursued by Visualant. Also, Xinova has introduced us to potential customers, licensees and distributors for the purpose of identifying and pursuing a license, sale or distribution arrangement or other monetization event.

We granted to Xinova a nonexclusive, worldwide, fully paid, nontransferable, sublicenseable, perpetual license to our intellectual property solely outside the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer for sale products and services and (b) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

We granted to Xinova a nonexclusive, worldwide, fully paid up, royalty-free, nontransferable, non-sublicenseable, perpetual license to access and use our technology solely for the purpose of marketing the aforementioned sublicenses of our intellectual property to third parties outside the designated fields of use.

In connection with the original license agreement, we issued a warrant to purchase 97,169 shares of common stock to Xinova as consideration for the exclusive intellectual property license and application development services. The warrant has a current exercise price of $0.70 per share and expires November 10, 2018. The per share price is subject to adjustment based on any issuances below $0.70 per share except as described in the warrant.

We agreed to pay Xinova a percentage of license revenue for the global development business services and a percentage of revenue received from any company introduce to us by Xinova. We also have also agreed to pay Xinova a royalty when we receive royalty product revenue from an Xinova-introduced company. Xinova has agreed to pay us a license fee for the nonexclusive license of our intellectual property.

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

Our business model is focused on the use of structured light - a disruptive conceptual breakthrough in photonics. Light-emitting diodes (LEDs) shine a single wavelength of pulsed light in increasing steps of intensity onto a subject. Photodiodes capture the light that is returned via reflection or re emission of that light. The photodiode produces an analog signal that is then converted into a 24 bit digital data point for each pulse of light. A typical scan is comprised of hundreds of pulses of light across a number of specific frequency LED’s creating a unique ChromaID signature for the subject being scanned. In a typical application, a “reference” or “master” ChromaID signature is captured and stored in a database for that specific subject. When an unknown substance is scanned to produce its own ChromaID signature, (the “discovery scan”), the unknown substance’s ChromaID signature is compared to that of the known (or “reference”) ChromaID signature. Algorithms are used to compare the two sets of data and determine if the “discovery” signature is the same as the “reference” ChromaID signature. This accuracy threshold can be adjusted from 51 % to 99.995 % accuracy based on the requirements for each specific application of the ChromaID technology. Historically, a number of the applications for ChromaID technology were performed by spectrophotometers. The sales of spectrophotometers by companies such as Ocean Optics, Perkin Elmer, Fisher Thermo Scientific and Agilent are multibillion dollar businesses. Spectrophotometers combine broad-spectrum light; a diffraction grating to split it; and a linear array for graphical presentation in software. They tend to be bulky, fragile, and expensive; scanning and analysis are complex. We believe our ChromaID technology uses lower cost components, provides more accurate data, has a very flexible form factor and the information it provides can be easily understood. The use of structured light by our ChromaID technology provides a platform for the development of a myriad of applications in the categories of identification, authentication and diagnostics.

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

(dollars in thousands)

	Three Months Ended December 31,
	2016	2015	$ Variance	% Variance

Revenue	$1,149	$1,285	$(136)	-10.6%
Cost of sales	959	1,087	(128)	11.8%
Gross profit	190	198	(8)	-4.0%
Research and development expenses	41	92	(51)	55.4%
Selling, general and administrative expenses	1,791	736	1,055	-143.3%
Operating loss	(1,642)	(630)	(1,012)	-160.6%
Other income (expense):
Interest expense	(52)	(39)	(13)	-33.3%
Other income	4	2	2	100.0%
(Loss) on change- derivative liability warrants	(418)	(1,345)	927	68.9%
Total other income	(466)	(1,382)	916	66.3%
Net (loss)	$(2,108)	$(2,012)	$(96)	-4.8%

THREE MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2015

Sales

Net revenue for the three months ended December 31, 2016 decreased $136,000 to 1,149,000 as compared to $1,285,000 for the three months ended December 31, 2015. The decrease was due to lower sales at TransTech resulting from a reduction in product sales.

Cost of Sales

Cost of sales for the for the three months ended December 31, 2016 decreased $128,000 to $959,000 as compared to $1,087,000 for the year ended September 30, 2015. The decrease was due to lower sales TransTech resulting from a reduction in product sales.

Gross profit was $190,000 for the three months ended December 31, 2016 as compared to $198,000 for the three months ended December 31, 2015. Gross profit was 16.6% for the three months ended December 31, 2016 as compared to 15.4% for the three months ended December 31, 2015.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2016 decreased $51,000 to $41,000 as compared to $92,000 for the three months ended December 31, 2015. The decrease was due to reduced expenditures for the RATLab and suppliers related to the commercialization of our ChromaID technology. The RATLab is no longer providing us with services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2016 increased $1,055,000 to $1,791,000 as compared to $736,000 for the three months ended December 31, 2015.

The increase primarily was due to (i) increased business development, investor relation expenses and consulting expenses of $125,000; (ii) a reserve for accounts receivable at TransTech of $120,000; (iii) an impairment of goodwill of $484,000; (iv) increased legal expenses of $27,000; (v) the impairment of an investment in a note receivable from BioMedx of $250,000 and an increase in other expenses of $22,000. As part of the selling, general and administrative expenses for the three months ended December 31, 2016, we incurred investor relation expenses and business development expenses of $282,000.

We are in dispute with a TransTech customer and reserved $120,000 during the three months ended December 31, 2016 as selling, general and administrative expenses. We determined that our goodwill related to the 2010 acquisition of TransTech Systems was impaired and recorded an impairment of $483,645 as selling, general and administrative expenses during the three months ended December 31, 2016. On November 2, 2016, Pulse Biologics, Inc. (BioMedx) issued an Original Issue Discount Convertible Promissory Note to us. Pursuant to the Note, we loaned $260,000 with a principal amount of $286,000 to Pulse Biologics, Inc. The Note matures one year from issuance and bears interest at 5%. The principal and interest can be converted to Biologic common stock at our option. We impaired the investment in a note receivable from BioMedx of $250,000 during the three months ended December 31, 2016 until the note is repaid’’.

Other Income (Expense)
Other expense for the three months ended December 31, 2016 was $466,000 as compared to other expense of $1,382,000 for the three months ended December 31, 2015. The other expense for the three months ended December 31, 2016 included change in the value of derivatives of $418,000, interest expenses of $52,000. Offset by other income of $4,000. The loss on the value of the derivative instruments is a result of the decline of the derivative liability as our underlying stock price has declined.

The other expense for the three months ended December 31, 2015 included other income of $2,000, offset by loss on change - derivative liability of $1,345,000, and interest expense of $39,000. The loss on change derivative liability warrants related to derivative instruments included in the June 2013 private placement, the November 2013 Xinova Services and License Agreement, our convertible notes payable and the issuance of Series A Convertible Preferred Stock.

Net Loss

Net loss for the three months ended December 31, 2016 was $2,108,000 as compared to $2,012,000 for the three months ended December 31, 2015.

The net loss for the three months ended December 31, 2016, included non-cash expense of $1,328,000, including (i) loss on change- derivative liability warrants of $417,000;(ii) other of $10,000, (iii) depreciation and amortization of $22,000;(iv) stock based compensation of $11,000;(v) issuance of capital stock for services and expenses of $207,000; (vi) conversion of interest of $56,000; (vii) provision for losses on accounts receivable of $121,000; and (viii) impairment of goodwill of $484,000. TransTech’s net loss from operations was $101,000 for the three months ended December 31, 2016 as compared to a net loss of $86,000 for the three months ended December 31, 2015. The loss from operations excluded the provision for losses on accounts receivable of $121,000 and the impairment of goodwill of $484,000.

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

We had cash of $181,000 and net working capital deficit of approximately $3,893,000 (excluding the derivative liability- warrants of $563,000 as of December 31, 2016.  We expect losses to continue as we commercialize our ChromaID™ technology. Our cash used in operations for years ended September 30, 2016 and 2015 was $3,373,000 and $240,000, respectively. We believe that our cash on hand will be sufficient to fund our operations through February 28, 2017.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended September 30, 2016 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

We need additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the issuance of preferred stock, the sale common stock, issuance of common stock in conjunction with an equity line of credit, loans by our Chief Executive Officer and the exercise of warrants.

We intend to issue up to 3,125,000 Series D Shares (and an equal number of warrants) for gross proceeds of $2,500,000 pursuant on a “best efforts” basis, but there can be no assurance that we will be able to sell that number of shares, if any.

We finance our TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations. On December 12, 2016, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($10,000 as of September 30, 2016) on a daily basis. The remaining balance on the accounts receivable line of $300,136 as of September 30, 2016 must be repaid by the time the secured credit facility expires on June 12, 2017, or we renew by automatic extension for the next successive six-month term.

Operating Activities

Net cash used in operating activities for the three months ended December 31, 2016 was $573,000. This amount was primarily related to a net loss of $2,108,000, offset by a decrease in accounts receivable of $52,000, a decrease in inventory of $85,000, an increase in accounts payable and accrued expenses of $67,000, other items of $3,000 and non-cash items of $1,328,000. The non-cash items of $1,328,000 includes (i) loss on change- derivative liability warrants of $417,000; (ii) other of $10,000, (iii) depreciation and amortization of $22,000; (iv) stock based compensation of $11,000; (v) issuance of capital stock for services and expenses of $207,000; (vi) conversion of interest of $56,000; (vii) provision for losses on accounts receivable of $121,000; and (viii) impairment of goodwill of $484,000.

On November 1, 2016, we purchased an Original Issue Discount Convertible Promissory Note from BioMedx, Inc. We paid $260,000 for the Note with a principal amount of $286,000. The Note matures one year from issuance and bears interest at 5%. The principal and interest can be converted to Biologic common stock at the option of the Company. We received 150,000 shares of Pulse Biologics common stock as partial consideration for purchasing the Note. In addition, if BioMedx does not repay the Promissory Note, we will have the right to convert the Promissory Note into 51% of the ownership of BioMedx.

BioMedx is an early stage company that owns a royalty bearing license, for medical applications, to certain technology developed by Pulse Evolution. Our management concluded BioMedx’s ability to repay Promissory Note is contingent on BioMedx obtaining additional financing. In addition, BioMedx will require additional financing to commercialize the licensed technology. Due to the inherent uncertainty involved in these activities, our management has determined the value of the Promissory Note and BioMedx common stock is zero at December 31, 2016 and recorded a reserve for the full value.

Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2016 was $565,000. This amount was primarily related to (i) proceeds from convertible notes of $300,000;(ii) proceeds from the sale of common and preferred stock of $300,000, offset by (iii) repayment from line of credit of $35,000.

Our contractual cash obligations as of December 31, 2016 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$10,030	$10,030	$-	$-	$-
Convertible notes payable	555,000	555,000	-	-	-
Notes payable	1,100,071	1,100,071	-	-	-
Capital expenditures	100,000	20,000	40,000	40,000	-
	$1,765,101	$1,685,101	$40,000	$40,000	$-

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

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2016 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Financial Reporting: There were several delinquent SEC filings from October 1, 2016 to February 9, 2017. In addition, we believe there is a lack of segregation of duties over financial reporting and issues with the proper recording of certain equity transactions. The Company is working to resolve these issues and is using consultants to ensure accurate financial reporting.

b) Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2016, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

We are currently operating at a loss. We believe that our cash on hand will be sufficient to fund our operations through February 28, 2017. We need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.  We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected. We are currently attempting to raise up to $2,500,000 in gross proceeds through the sale of up to 3,125,000 shares of Series D Preferred Stock (and an equal number of warrants) on a “best efforts” basis. There can there can be no assurance that we will be able to sell that number of shares, if any. Furthermore, we do not currently have a sufficient number of shares of Preferred Stock authorized under our Articles of Incorporation to cover this sale and we will be required to amend the Articles of Incorporation in order to complete the full offering

We need to continue as a going concern if our business is to succeed.

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

As of December 31, 2016, we have obligations to repay approximately $2,314,824 in various loans in the near future, and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

We have a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which matures on December 31, 2017 and provides for interest at 3.25% per year. Related to this Umpqua Loan, we entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by us under the Umpqua Loan. We recorded accrued interest of $17,852 as of December 31, 2016.

We also have two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on March 31, 2017. The notes payable also provide for a second lien on our assets if not repaid by March 31, 2017 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. We recorded accrued interest of $44,704 as of December 31, 2016.

Mr. Erickson and/or entities with which he is affiliated also have advanced $529,833 and have unreimbursed expenses and compensation of approximately $430,056. We owe Mr. Erickson, or entities with which he is affiliated, $1,559,889 as of December 31, 2016.

We have $555,000 in convertible notes payable.

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

We have experienced net losses since inception. As of September 30, 2016, we had an accumulated deficit of $27.1 million and net losses in the amount of $1,746,000 and $2,631,000 for the years ended September 30, 2016 and 2015, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our ChromaID business has produced minimal revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

If the company were to dissolve or wind-up operations, holders of our common stock would not receive a liquidation preference.

If we were to wind-up or dissolve our company and liquidate and distribute our assets, our common stockholders would share in our assets only after we satisfy any amounts we owe to our creditors and preferred equity holders.  If our liquidation or dissolution were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution.  Accordingly, it is very unlikely that sufficient assets will remain available after the payment of our creditors and preferred equity holders to enable common stockholders to receive any liquidation distribution with respect to any common stock.

We may not be able to generate sufficient revenue from the commercialization of our ChromaID technology and related products to achieve or sustain profitability.

We are in the early stages of commercializing our ChromaID™ technology.  To date, we have entered into one License Agreement with Sumitomo Precision Products Co., Ltd. and have a strategic relationship with Xinova. More recently, we have entered into a Collaboration Agreement and License with Intellicheck Mobilisa, Inc. None of these relationships have generated any significant revenue. Failure to sell our ChromaID products, grant additional licenses and obtain royalties or develop other revenue streams will have a material adverse effect on our business, financial condition and results of operations.
To date, we have generated minimal revenue from sales of our ChromaID products. We believe that our commercialization success is dependent upon our ability to significantly increase the number of customers that are using our products.  In addition, demand for our ChromaID products may not materialize, or increase as quickly as planned, and we may therefore be unable to increase our revenue levels as expected. We are currently not profitable. Even if we succeed in introducing the ChromaID technology and related products to our target markets, we may not be able to generate sufficient revenue to achieve or sustain profitability.

We currently rely upon external resources for engineering and product development services. If we are unable to secure an engineering or product development partner or establish satisfactory engineering and product development capabilities, we may not be able to successfully commercialize our ChromaID technology.

Our success depends upon our ability to develop products that are accurate and provide solutions for our customers. Achieving the desired results for our customers requires solving engineering issues in concert with them. Any failure of our ChromaID technology or related products to meet customer expectations could result in customers choosing to retain their existing testing methods or to adopt systems other than ours.

We do not currently have internal resources which can work on engineering and product development matters. We have used third parties in the past and will continue to do so. Historically, our primary third-party research, partner was RATLab LLC, a Seattle based private research organization. As we move toward commercialization of our ChromaID technology, the RATLab is no longer providing us with these services. We are in the process of identifying a engineering and product development partner to work with us on engineering and product development issues. These resources are not always readily available and the absence of their availability could inhibit our research and development efforts and our responsiveness to our customers. We have had internal engineering and product development resources in the Company and plan to re-establish those resources in the future. Our inability to secure those resources could impact our ability to provide engineering and product development services and could have an impact on our customers’ willingness to use our ChromaID technology.
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

Our services and license agreement with Xinova is important to our business strategy and operations.

In November 2013, we entered into a strategic relationship with Xinova, formerly Invention Development Management Company, a subsidiary of Intellectual Ventures, a private intellectual property fund with over $5 billion under management. Xinova owns over 40,000 IP assets and has broad global relationships for the invention of technology, the filing of patents and the licensing of intellectual property. Xinova has worked to expand the reach and the potential application of the ChromaID technology and has filed ten patents base on the ChromaID technology, which it has licensed to us.

The amended agreement with Xinova covers a number of areas that are important to our operations, including the following:

●
The agreement requires Xinova to identify and engage inventors to develop new applications of our ChromaID technology, present the developments to us for approval, and file at least ten patent applications to protect the developments;
●
We received a worldwide, nontransferable, exclusive license to the licensed intellectual property developed under this agreement within the identification, authentication and diagnostics field of use;
●
We received a nonexclusive and nontransferable option to acquire a worldwide, nontransferable, nonexclusive license to intellectual property held by Xinova within that same field of use; and
●
We granted to Xinova certain licenses to our intellectual property outside the identification, authentication and diagnostics field of use.

Failure to operate in accordance with the Xinova agreement, or an early termination or cancellation of this agreement for any reason, would have a material adverse effect on ability to execute our business strategy and on our results of operations and business.
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

Evolis, Fargo, Ultra Electronics - Magicard Division and NiSCA, are major vendors of TransTech whose products account for approximately 61% of TransTech’s revenue. TransTech buys, packages and distributes products from these vendors after issuing purchase orders. Any loss of any of these vendors would have a material adverse effect on our business, financial condition and results of operations.

We currently have a very small sales and marketing organization. If we are unable to secure a sales and marketing partner or establish satisfactory sales and marketing capabilities, we may not be able to successfully commercialize our ChromaID technology.
We currently have one full-time sales and business development manager for the ChromaID technology. This individual oversees sales of our products and IP licensing and manages critical customer and partner relationships. In addition, he manages and coordinates the business development resources at our strategic partners Xinova and Sumitomo Precision Products as they relate to our ChromaID technology. We also work with third party entities that are focused in specific market verticals where they have business relationships that can be leveraged. Our subsidiary, TransTech Systems, has six sales and marketing employees on staff to support the ongoing sales efforts of that business. In order to commercialize products that are approved for commercial sales, we sell directly to our customers, collaborate with third parties that have such commercial infrastructure and work with our strategic business partners to generate sales. If we are not successful entering into appropriate collaboration arrangements, or recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty successfully commercializing our ChromaID technology, which would adversely affect our business, operating results and financial condition.
We may not be able to enter into collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure we may not realize a positive return on this investment. In addition, we must compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize ChromaID without strategic partners or licensees include:

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

In the future, if we sell our common stock at a price below $0.70 per share, the exercise prices of certain warrants and Series A, Series C and Series D Preferred Shares may require further adjustment from $0.70 per share.
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

Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "blue sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities held by many of our stockholders have not been registered for resale underthe blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. Investors should consider the secondary market for our securities to be a limited one.

Two individual investors could have significant influence over matters submitted to stockholders for approval.

As of December 31, 2016, two individuals in the aggregate, assuming the exercise of all warrants to purchase common stock, hold shares representing approximately 80% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, the agreement with one of these individuals limits his ownership to 4.99% individually. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of December 31, 2016, we had 3,570,010 shares of common stock issued and outstanding, held by 54 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of December 31, 2016, there were options outstanding for the purchase of 50,908 common shares, warrants for the purchase of 4,494,080 common shares, 2,184,048 shares of our common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock and up to 332,940 shares of our common stock issuable upon the exercise of placement agent warrants, all of which could potentially dilute future earnings per share.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2016, we had the following issuances of unregistered sales of equity securities:

On October 21, 2015, we entered into a Public Relations Agreement with Financial Genetics LLC for public relation services. On October 18, 2016, we entered into an Amendment to Public Relations Agreement with Financial Genetics LLC. Under the Agreements, Financial Genetics was issued 168,910 shares of our common stock during the three months ended December 31, 2016.

On October 6, 2016, we entered into a Services Agreement with Redwood Investment Group LLC for financial services. Under the Agreement, Redwood was issued 100,000 shares of our common stock during the three months ended December 31, 2016.

We entered into Convertible Promissory Notes totaling $710,000 with accredited investors during September 2015 to February 2016 to fund short-term working capital. The Notes accrued interest at a rate of 8% per annum and became due September 2016 to February 2017 and were convertible into common stock as part of our next financing. On November 30, 2016, we converted $695,000 of the Convertible Promissory Notes and interest of $54,078 into 936,348 shares of comment stock at $0.80 per share. We also issued warrants to purchase 936,348 shares of the Company’s common stock. The five year warrants are exerciseable at $1.00 per share, subject to adjustment.

On December 22, 2016, a supplier converted accounts payable totaling $6,880 into 8,600 shares of common stock valued at $0.80 per share.

ITEM 5.
OTHER INFORMATION

This item is not applicable.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)             Exhibits

3.1	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 10, 2017)

10.1	Form of 10% Convertible Redeemable Note due May 1, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 7, 2016)

10.2	Form of Securities Purchase Agreement by and between Visualant, Incorporated and an accredited investor and an affiliate (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 7, 2016)

10.3	Form of Original Issue Discount Convertible Promissory Note issued by Pulse Biologics due October 31, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 7, 2016)

10.4	Amendment 8 to Demand Promissory Note dated June 30, 2016 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 14, 2016)

10.5	Amendment 9 to Demand Promissory Note dated June 30, 2016 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 14, 2016)

10.6	Amendment 11 to Demand Promissory Note dated June 30, 2016 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 14, 2016)

10.7	Preferred Stock and Warrant Purchase Agreement by and between Visualant, Incorporated and Clayton Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 18, 2016)

10.8	Registration Rights Agreement by and between Visualant, Inc and Clayton Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 18, 2016)

10.9	Series F Warrant to Purchase Common Stock (incorporated by reference to the Company’s Current Report on Form 8- K, filed on November 18, 2016)

10.10	Preferred Stock and Warrant Purchase Agreement by and between Visualant, Incorporated and Clayton Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 23, 2016)

10.11	Registration Rights Agreement by and between Visualant, Inc and Clayton Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 23, 2016)

10.12	Series F Warrant to Purchase Common Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 23, 2016)

10.13	Amendment to Public Relations Agreement dated October 18, 2016 by and between Visualant, Incorporated and Financial Genetics LLC. Attached herewith.

10.14	Services Agreement dated September 15, 2016 by and between Visualant, Incorporated and Redwood Investment Group LLC. Attached herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. Attached herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. Attached herewith.

32.1	Section 906 Certifications. Attached herewith.

32.2	Section 906 Certifications. Attached herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)

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

VISUALANT, INCORPORATED

(Registrant)

Date: February 21, 2017	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: February 21, 2017	By:	/s/ Jeff T. Wilson
Jeff T. Wilson
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)