Form 10-K/A
period 2016-09-30
VISUALANT INC
filed 2017-04-13
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

EXPLANATORY NOTE

 This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended September 30, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on January 13, 2017 (the “Original Filing”).

The purpose of this Amendment No. 1 on Form 10-K/A is to respond to certain comments received from the Staff of the SEC. For convenience and ease of reference, the Company is filing this Form 10-K/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of the filing date of the Original Filing. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-K that may have been affected by events or transactions occurring subsequent to such filing date.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-K. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our CEO and our CFO, to allow timely decisions regarding required disclosure. A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

 During the year ended September 30, 2016, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls over financial reporting:

●
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

(b) Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2016.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

(c) Changes in internal controls over financial reporting.

There have been no changes in our internal control over financial reporting in the fiscal year ended September 30, 2016, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.64
Form of Preferred Stock and Warrant Purchase Agreement by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 11, 2016)

10.65
Form of Warrant to Purchase Shares by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 11, 2016)

10.66
Form of Registration Rights Agreement by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 11, 2016)

10.67
Form of Stock Purchase Agreement by and between Visualant, Incorporated and Dale Broadrick (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 11, 2016)

10.68
Form of Warrant for the Purchase of Common Stock by and between Visualant, Incorporated and Dale Broadrick (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 11, 2016)

10.69
First Amendment to Stock Purchase Agreement by and between Visualant, Incorporated and institutional investor (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 11, 2016)

10.70
Notice, Consent, Amendment and Waiver Agreement by and between Visualant, Incorporated and Clayton A. Stuve (incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 1, 2016)

10.71
Job Offer Letter dated September 6, 2016 by and between Visualant, Inc. and Jeff T. Wilson (incorporated by reference to the Company’s Annual Report on Form 10-K, filed January 13, 2017)

14.1
Code of Conduct and Ethics dated November 30, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 3, 2013)

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
SD Mayer and Associates, LLP /s/ SD Mayer and Associates, LLP January 13, 2017 Seattle, Washington

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

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended,
	September 30, 2016	September 30, 2015

REVENUE	$6,023,600	$6,290,794
COST OF SALES	5,035,699	5,274,334
GROSS PROFIT	987,901	1,016,460
RESEARCH AND DEVELOPMENT EXPENSES	325,803	362,661
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,355,263	2,983,751
OPERATING LOSS	(2,693,165)	(2,329,952)

OTHER INCOME (EXPENSE):
Interest expense	(323,928)	(170,176)
Other (expense) income	(11,228)	40,672
Gain on change - derivative liability	2,559,558	(107,956)
(Loss) on conversion of debt	(1,277,732)	(34,035)
Total other income	946,670	(271,495)

(LOSS) BEFORE INCOME TAXES	(1,746,495)	(2,601,447)

Income taxes - current provision	-	29,590
		.
NET (LOSS)	$(1,746,495)	$(2,631,037)

Basic and diluted loss per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(1.22)	$(2.33)

Weighted average shares of common stock outstanding- basic and diluted	1,428,763	1,131,622

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

	Series A Convertible		Series B Redeemable Convertible		Series C Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of September 30, 2014	-	$-	-	$-	-	$-	1,121,151	$1,121	$18,125,411	$(21,535,119)	$(3,408,587)

Stock compensation expense - employee options	-	-	-	-	-	-	-	-	65,463	-	65,463
Issuance of Series A Convertible Preferred Stock	11,667	12	-	-	-	-	-	-	233,310	-	233,322
Issuance of common stock for services	-	-	-	-	-	-	9,169	9	137,491	-	137,500
Issuance of common stock for debt conversion	-	-	-	-	-	-	24,710	25	91,781	-	91,806
Reversal of derivative liability for debt repayment	-	-	-	-	-	-	-	-	98,940	-	98,940
Effect of reverse stock split	-	-	-	-	-	-	962	1	263	-	264
Loss on conversion of debt	-	-	-	-	-	-	-	-	34,035	-	34,035
Net loss	-	-	-	-	-	-	-	-	-	(2,631,037)	(2,631,037)

Balance as of September 30, 2015	11,667	12	-	-	-	-	1,155,992	1,156	18,786,694	(24,166,156)	(5,378,294)

Stock compensation expense - employee options	-	-	-	-	-	-	-	-	46,398	-	46,398
Issuance of common stock for services	-	-	-	-	-	-	63,979	63	273,948	-	274,011
Issuance of warrant for services	-	-	-	-	-	-	-	-	120,751	-	120,751
Issuance of common stock for warrant exercise	-	-	-	-	-	-	207,666	207	518,955	-	519,162
Issuance of common stock	-	-	-	-	-	-	724,786	726	570,152	-	570,878
Issuance of convertible notes payable	-	-	-	-	-	-	-	-	120,501	-	120,501
Issuance of Series A Convertible Preferred Stock	11,667	11	-	-	-	-	-	-	(11)	-	-
Issuance of Series B Redeemable Convertible Preferred Stock	-	-	51	-	-	-	-	-	504,995	-	505,000
Issuance of Common Stock for Conversion of Series B Convertible Stock	-	-	(51)	-	-	-	126,064	126	675,474	-	675,695
Issuance of Series C Convertible Preferred Stock	-	-	-	-	-	1,790	-	-	1,248,214	-	1,250,004
Benefical conversion feature of Preferred Stock/dividend	-	-	-	-	-	-	-	-	1,160,714	(1,160,714)	-
Issuance of common stock for conversion of liabilities	-	-	-	-	-	-	77,665	78	232,917	-	232,995
Net loss	-	-	-	-	-	-	-	-	-	(1,746,495)	(1,746,495)

Balance as of September 30, 2016	23,334	$23	-	$-	-	$1,790	2,356,152	$2,356	$24,259,702	$(27,073,365)	$(2,809,494)

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

On August 5, 2016, the Company closed the First Amendment to Stock Purchase Agreement with the institutional investor. As a result of this amendment agreement the Company paid the sum of $505,000 to the institutional investor, issued 52,000 restricted shares of common stock valued at $169,000 for the conversion of the remaining preferred shares that the investor had purchased, cancelled the remaining 204 shares of Series B Preferred Stock that had not been purchased, and the parties terminated the relationship and all aspects of the Stock Purchase Agreement described above in its entirety. We recorded an expense of $674,000 related to this Amendment Agreement during the three months ended September 30, 2016.

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

VISUALANT, INC.

Date: April 13, 2017	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Jeff T. Wilson
Jeff T. Wilson
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Ronald P. Erickson	Chief Executive Officer, President and Director	April 13, 2017
Ronald P. Erickson	(Principal Executive Officer)

/s/ Jeff T. Wilson	Chief Financial Officer and Secretary	April 13, 2017
Jeff T. Wilson	(Principal Financial/Accounting Officer)

/s/ Jon Pepper	Independent Director	April 13, 2017
Jon Pepper

/s/ Ichiro Takesako	Management Director	April 13, 2017
Ichiro Takesako