Form 10-Q
period 2017-03-31
VISUALANT INC
filed 2017-05-22
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to ________

Commission File number               000-30262

VISUALANT, INCORPORATED

(Exact name of registrant as specified in charter)

Nevada	90-0273142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Union Street, Suite 810, Seattle, Washington USA	98101
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of May 18, 2017: 3,798,581 shares

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	September 30, 2016
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$151,590	$188,309
Accounts receivable, net of allowance of $180,000 and $55,000, respectively	740,488	808,955
Prepaid expenses	19,520	20,483
Inventories, net	236,549	295,218
Total current assets	1,148,147	1,312,965

EQUIPMENT, NET	268,016	285,415

OTHER ASSETS
Intangible assets, net	19,738	43,750
Goodwill	-	983,645
Other assets	5,070	5,070

TOTAL ASSETS	$1,440,971	$2,630,845

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$2,389,598	$1,984,326
Accounts payable - related parties		41,365
Accrued expenses	87,736	80,481
Accrued expenses - related parties	899,832	1,109,046
Derivative liability	1,367,837	145,282
Convertible notes payable	210,000	909,500
Notes payable - current portion of long term debt	1,165,493	1,170,339
Total current liabilities	6,120,497	5,440,339

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 12/31/2016 and 9/30/2016, respectively	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 23,334
issued and outstanding at 12/31/2016 and 9/30/2016, respectively	23	23
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 12/31/2016 and 9/30/2016, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 3,906,250 shares authorized,
658,861 and 0 shares issued and outstanding at 12/31/2016 and 9/30/2016, respectively	658	-
Common stock - $0.001 par value, 100,000,000 shares authorized, 3,798,581
and 2,356,152 shares issued and outstanding at 12/31/2016 and 9/30/2016, respectively	3,799	2,356
Additional paid in capital	26,548,796	24,259,702
Accumulated deficit	(31,234,591)	(27,073,365)
Total stockholders' deficit	(4,679,525)	(2,809,494)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,440,971	$2,630,845

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

REVENUE	$1,497,019	$1,467,462	2,645,819	$3,278,310
COST OF SALES	1,192,474	1,252,275	2,150,916	2,750,154
GROSS PROFIT	304,545	215,187	494,903	528,156
RESEARCH AND DEVELOPMENT EXPENSES	6,875	81,765	47,483	196,530
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	560,980	817,778	1,818,126	1,528,225
IMPAIRMENT OF GOODWILL			983,645
OPERATING LOSS	(263,310)	(684,356)	(2,354,351)	(1,196,599)

OTHER INCOME (EXPENSE):
Interest expense	(16,058)	(87,737)	(68,330)	(121,019)
Other income	39,533	945	43,140	18,448
(Loss) on change - derivative liability	(805,123)	476,454	(1,222,555)	381,023
Total other expense	(781,648)	389,662	(1,247,745)	278,452

(LOSS) BEFORE INCOME TAXES	(1,044,958)	(294,694)	(3,602,096)	(918,147)

Income taxes - current provision	-	-	-	(3,089)
		.
NET (LOSS)	$(1,044,958)	$(294,694)	(3,602,096)	$(915,058)

Basic and diluted loss per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.28)	$(0.24)	(1.04)	$(0.81)

Weighted average shares of common stock outstanding- basic and diluted	3,713,078	1,210,141	3,479,895	1,124,897

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,602,096)	$(2,307,019)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	41,411	94,546
Issuance of capital stock for services and expenses	376,989	184,827
Conversion of interest	87,694
Stock based compensation	21,774	23,674
(Gain) on sale of assets	(1,034)	(800)
Loss on change - derivative liability	1,222,555	869,506
Amortization of debt discount	10,500	131,507
Provision for losses on accounts receivable	120,000	649
Impairment of goodwill	983,645	-

Changes in operating assets and liabilities:
Accounts receivable	(51,533)	(191,284)
Prepaid expenses	963	(7,547)
Inventory	58,669	(36,139)
Accounts payable - trade and accrued expenses	161,883	55,164
Deferred revenue	-	(5,000)
NET CASH (USED IN) OPERATING ACTIVITIES	(568,580)	(1,187,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in BioMedx, Inc.	(260,000)	-
Proceeds from investment in BioMedx, Inc.	290,608	-
Capital expenditures		(1,290)
Proceeds from sale of equipment	1,034	800
NET CASH PROVIDED BY (USED) INVESTING ACTIVITIES:	31,642	(490)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds from line of credit	(4,781)	142,940
Proceeds from warrant exercises		169,360
Proceeds from convertible notes payable	330,000	924,500
Repayments of convertible notes	(125,000)	(114,979)
Proceeds from issuance of common/preferred stock, net of costs	300,000	505,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	500,219	1,626,821

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(36,719)	438,415

CASH AND CASH EQUIVALENTS, beginning of period	188,309	82,266

CASH AND CASH EQUIVALENTS, end of period	$151,590	$520,681

Supplemental disclosures of cash flow information:
Interest paid	$14,245	$26,460
Conversion of convertible debt	$695,000
Beneficial conversion feature	$559,130
Conversion of convertible debt to preferred shares	$220,000

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements have been prepared by Visualant, Inc. (“the Company”, “us,” “we,” or “our”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included.

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2016. The results of operations for the three and six months ended March 31, 2017 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period

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

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2017, the Company’s accumulated deficit was $31,234,591.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, our Chief Executive Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2016 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

We believe that our cash on hand will be sufficient to fund our operations until May 31, 2017. We need additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.

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

On November 8, 2016, the Company applied with the State of Nevada for the approval of the Certificate of Designations, Preferences, and Rights of Series D Convertible Preferred Stock. The Certificate designated up to 3,906,250 shares with a par value of $.001 per share. The Series D Convertible Preferred Stock is convertible into common stock at $0.80 per share, with certain adjustments as set forth in the Certificate. The Company has issued 658,861 shares of Series D Convertible Preferred Stock through March 31,, 2017, and plans to issue up to 3,125,000 Series D Shares (and an equal number of warrants) for gross proceeds of $2,500,000 pursuant on a “best efforts” basis.

Since 2007, the Company has been focused primarily on the development of a proprietary technology, which is capable of uniquely identifying and authenticating almost any substance using light at the “photon” level to detect the unique digital “signature” of the substance. The Company calls this its “ChromaID™” technology.

In 2010, the Company acquired TransTech Systems, Inc. as an adjunct to its business. TransTech is a distributor of products for employee and personnel identification. TransTech currently provides substantially all of the Company’s revenues.

The Company is in the process of commercializing its ChromaID™ technology. To date, the Company has entered into License Agreements with Sumitomo Precision Products Co., Ltd. and Intellicheck, Inc. In addition, it has a technology license agreement with Xinova., formerly Invention Development Management Company, a subsidiary of Intellectual Ventures.

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

ChromaID was invented by scientists from the University of Washington under contract with Visualant. The Company has pursued an intellectual property strategy and have been granted eleven patents. The Company also has 20 patents pending. The Company possess all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to the Company in perpetuity by the Company’s strategic partner, Xinova

3.
ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $740,488 and $808,955, net of allowance, as of March 31, 2017 and September 30, 2016, respectively. The Company had no customers in excess of 10% of the Company’s consolidated revenues for the three or six months ended March 31, 2017. The Company had one customer (31.9%) with accounts receivable in excess of 10% as of March 31, 2017. The customer has not made a payment on the account since March 31, 2016 and the Company reserved $120,000 during the six months ended March 31, 2017 as selling, general and administrative expenses. The Company intends to aggressively pursue collection of the balance. The Company has a total allowance for bad debt in the amount of $180,000 at March 31, 2017.

4.
INVENTORIES

Inventories were $236,549 and $295,218 as of March 31, 2017 and September 30, 2016, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $25,000 reserve for impaired inventory as of March 31, 2017 and September 30, 2016, respectively.

5.
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

Due to the inherent uncertainty involved with a start-up company, The Company’s management has determined the value of the Promissory Note and BioMedx common stock is zero at December 31, 2016 and recorded a reserve for the full value. During the three months ended March 31, 2017 BiomedX paid the Company $290,608 in full satisfaction of the Note. The Company recorded the gain as a reduction in SG&A expense during the period.

6.
FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $268,016 and $285,415 as of March 31, 2017 and September 30, 2016, respectively. Accumulated depreciation was $805,251 and $796,481 as of March 31, 2017 and September 30, 2016, respectively. Total depreciation expense, was $17,399 and $36,278 for the six months ended March 31, 2017 and 2016, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

7.
INTANGIBLE ASSETS

Total amortization expense was $24,012 and $35,625 for the six months ended March 31, 2017 and 2016, respectively.

8.
GOODWILL

The Company’s TransTech business is very capital intensive. The Company reviewed TransTech’s operations based on its overall financial constraints and determined the value has been impaired. The company recorded an impairment of goodwill associated with TransTech of $983,645 during the six months March 31, 2017.

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

Derivative liability as of March 31, 2017 is as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	March 31, 2017

Liabilities:
Derivative Instruments	$-	$1,367,837	$-	$1,367,837

Total	$-	$1,367,837	$-	$1,367,837

Derivative liability as of September 30, 2016 is as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2016

Liabilities:
Derivative Instruments	$-	$145,282	$-	$145,282

Total	$-	$145,282	$-	$145,282

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants, historical volatility was 130% and the stock price was $0.70 at March 31, 2017.

Derivative Instruments – Warrants with the June 2013 Private Placement

The Company issued warrants to purchase 697,370 shares of common stock in connection with our June 2013 private placement of 348,685 shares of common stock.  The per share price is subject to adjustment. In August 2016, the exercise price was reset to $0.70 per share. These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  These warrants were issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of our common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished.

The proceeds from the private placement were allocated between the shares of common stock and the warrants issued in connection with the private placement based upon their estimated fair values as of the closing date at June 14, 2013, resulting in the aggregate amount of $2,494,710 allocated to stockholders’ equity and $2,735,290 allocated to the warrant derivative.  The Company recognized $1,448,710 of other expense resulting from the increase in the fair value of the warrant liability at September 30, 2013. During the year ended September 30, 2014, the Company recognized $2,092,000 of other income resulting from the decrease in the fair value of the warrant liability at September 30, 2014. During the year ended September 30, 2015, the Company recognized $104,716 of other expense resulting from the decrease in the fair value of the warrant liability at September 30, 2015. During the year ended September 30, 2016, the Company recognized $2,085,536 of other income resulting from the decrease in the fair value of the warrant liability at September 30, 2016. During the six months March 31, 2017, the Company recognized $7,370 of other expense resulting from the increase in the fair value of the warrant liability at March 31, 2017.

Derivative Instruments – Warrant with the November 2013 Xinova Services and License Agreement

The Company issued a warrant to purchase 97,169 shares of common stock in connection with the November 2013 Xinova Services and License Agreement. The warrant price of $30.00 per share expires November 10, 2018 and the per share price is subject to adjustment. In August 2016, the exercise price was reset to $0.70 per share. This warrant was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  This warrant was issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of our common stock or securities exercisable, convertible or exchangeable for our common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants was recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished. During the year ended September 30, 2014, the Company recognized $320,657 of other expense related to the Xinova warrant. During the year ended September 30, 2015, the Company recognized $14,574 of other income related to the Xinova warrant. During the year ended September 30, 2016, the Company recognized $286,260 of other income from the increase in the fair value of the warrant liability at September 30, 2016. During the six months ended March 31, 2017, the Company recognized $2,138 of other expense resulting from the increase in the fair value of the warrant liability at March 31, 2017.

Derivative Instrument – Series A Convertible Preferred Stock

The Company issued 11,667 shares of Series A Convertible Preferred Stock with attached warrants during the year ended September 30, 2015. The Company allocated $233,322 to stockholder’s equity and $116,678 to the derivative warrant liability. The warrants were issued with a down round provision. The warrants have a term of five years, 23,334 are exercisable at $30 per common share and 23,334 are exercisable at $45 per common share. On August 4, 2016, the exercise price was adjusted to $0.70 per share. During the year ended September 30, 2015, the Company recognized $30,338 of other expense related to the warrant liability. During the year ended September 30, 2016, the Company recognized $132,724 of other income resulting from the increase in the fair value of the warrant liability at September 30, 2016. During the six months March 31, 2017, the Company recognized $1,450 of other expense resulting from the increase in the fair value of the warrant liability at March 31, 2017.

Derivative Instrument – Series C Convertible Preferred Stock

The Company issued shares of Series C Convertible Preferred Stock with attached warrants during the year ended September 30, 2016. In February 2017, the Company modified the term of the warrants to provide a down round provision. The Company recognized $769,643 of other expense resulting from the fair value of the warrant liability at March 31, 2017.

10.
CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of March 31, 2017 and September 30, 2016 consisted of the following:

The Company entered into Convertible Promissory Notes totaling $710,000 with accredited investors during September 2015 to February 2016 to fund short-term working capital. The Notes accrue interest at a rate of 8% per annum and become due September 2016 to February 2017 and are convertible into common stock at the same price of our next financing. On November 31, 2016, holders of $695,000 of the Convertible Promissory Notes converted to 944,948 shares of common stock and five year warrants to purchase common stock at a price of $1.00 per share. The Company recorded accrued interest of $14,687 during the six months ended March 31, 2017.

On February 15, 2017 the Company repaid the remaining $15,000 Promissory Note and accrued interest in cash.

On September 30, 2016, the Company entered into a $175,000 Convertible Promissory Note with Clayton A. Struve, an accredited investor and affiliate of the Company, to fund short-term working capital. The Convertible Promissory Note accrues interest at a rate of 10% per annum and becomes due on March 30, 2017. The Note holder can convert to common stock at $0.70 per share. During the six months ended March 31, 2017, the Company recorded interest of $ 8,750 related to the convertible note.

The Company entered into two Convertible Promissory Notes totaling $330,000 with accredited investors during on November 1, 2016. The Notes accrue interest at a rate of 10% per annum and become due May 1, 2017 and are convertible into Preferred stock at a conversion price of $0.80 per share and a five-year warrant to purchase a share of common stock at $1.00 per share. The company first allocated the value received to the warrants based on the Black Scholes value assuming a 1 year life, 130% volatility and .7% risk free interest rate. The remaining value was below the fair market value on the date of issuance and as a result the company recorded and beneficial conversion dividend of $326,687 at the time issuance. The Company recorded interest of $10,633 as of February 24, 2017. On February 24, 2016, The Company paid $113,544 in full payment of an Original Issue Discount Convertible Promissory Note issued to an accredited investor on November 1, 2016. On February 24, 2017, the holder of an Original Issue Discount Convertible Promissory Note issued on November 1, 2016 converted the principal and outstanding interest of $227,088 into 283,861 shares of the Company’s Series D Preferred Stock and a five-year warrant to purchase 283,861 shares of common stock.

The warrants were issued with a down round provision. The warrants have a term of five years, and are exercisable at $1.00 per common share. The Company recorded the fair value of the warrants as a derivative liability. During the six months March 31, 2017, the Company recognized $122,344 of other expense related to the value of the warrants.

11.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long-term debt as of March 31, 2017 and September 30, 2016 consisted of the following:

	March 31,	September 30,
	2017	2016

Capital Source Business Finance Group	$365,558	$370,404
Note Payable to Umpqua Bank	199,935	199,935
Secured note payable to J3E2A2Z LP - related party	600,000	600,000
Total debt	1,165,493	1,170,339
Less current portion of long term debt	(1,165,493)	(1,170,339)
Long term debt	$-	$-

Capital Source Business Finance Group

The Company finances its TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations.   On December 12, 2016, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. Availability under this Secured Credit ranges from $0 to $175,000 ($10,000 as of September 30, 2016) on a daily basis. The remaining balance on the accounts receivable line of $365,588 as of March 31, 2017 must be repaid by the time the secured credit facility expires on June 12, 2017, or we renew by automatic extension for the next successive six-month term.

Note Payable to Umpqua Bank

The Company has a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which matures on December 31, 2017 and provides for interest at 3.25% per year. Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $17,852 as of March 31, 2017.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on March 31, 2017. The notes payable also provide for a second lien on our assets if not repaid by March 31, 2017 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. The Company recorded accrued interest of $49,204 as of March 31, 2017.

12.	EQUITY

Authorized Capital Stock

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

On February 28, 2017, the Company issued 283,861 shares of Series D Convertible Preferred Stock and a warrant to purchase 283,861 shares of common stock in a private placement to an accredited investor for conversion of a $220,000 Promissory Note and accrued interest of $7,089 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated February 28, 2017.

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

The warrants associated with the December 19, 2016 issuance were allocated a fair value of approximately $60,357 upon issuance, with the remaining $69,643 of net proceeds allocated to the Series D Preferred Stock. Proportionately, this allocation resulted in approximately 54% of the amount of the Series D Preferred Stock issuance remaining, which applied to the stated conversion price of $0.80 resulted in an effective conversion price of approximately $0.37. Having determined the effective conversion price, the Company then compared this to the fair value of the underlying Common Stock as of the commitment date, which was approximately $0.81 per share, and concluded that the conversion feature did have an intrinsic value of $0.44 per share. As such, the Company concluded that the Series C Preferred Stock did contain a beneficial conversion feature of $82,232 which was recorded as a beneficial conversion in stockholders’ equity.

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

The following equity issuances occurred during the six months ended March 31, 2017:

On October 21, 2015, the Company entered into a Public Relations Agreement with Financial Genetics LLC for public relation services. On October 18, 2016, the Company entered into an Amendment to Public Relations Agreement with Financial Genetics LLC. Under the Agreements, Financial Genetics was issued 297,481 shares of our common stock during the six months ended March 31, 2017. The Company expensed $238,261 during the six months ended March 31, 2017.

On October 6, 2016, the Company entered into a Services Agreement with Redwood Investment Group LLC for financial services. Under the Agreement, Redwood was issued 200,000 shares of our common stock. The Company expensed $140,000 during the six months ended March 31, 2017.

The Company entered into Convertible Promissory Notes totaling $710,000 with accredited investors during September 2015 to February 2016 to fund short-term working capital. The Notes accrued interest at a rate of 8% per annum and became due September 2016 to February 2017 and were convertible into common stock as part of our next financing. On November 30, 2016, the Company converted $695,000 of the /Convertible Promissory Notes and interest of $54,078 into 936,348 shares of comment stock at $0.80 per share. The Company also issued warrants to purchase 936,348 shares of the Company’s common stock. The five-year warrants are exercisable at $1.00 per share, subject to adjustment.

On December 22, 2016, a supplier converted accounts payable totaling $6,880 into 8,600 shares of common stock valued at $0.80 per share.

Warrants to Purchase Common Stock

The following warrants were issued during the six months ended March 31, 2017:

The Company entered into Convertible Promissory Notes totaling $710,000 with accredited investors during September 2015 to February 2016 to fund short-term working capital. The Notes accrued interest at a rate of 8% per annum and became due September 2016 to February 2017 and were convertible into common stock as part of our next financing. On November 30, 2016, the Company converted $695,000 of the /Convertible Promissory Notes and interest of $54,078 into 936,348 shares of comment stock at $0.80 per share. The Company also issued warrants to purchase 936,348 shares of the Company’s common stock. The five-year warrants are exercisable at $1.00 per share, subject to adjustment.

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

On February 28, 2017, the Company issued 283,861 shares of Series D Convertible Preferred Stock and a warrant to purchase 283,861 shares of common stock in a private placement to an accredited investor for conversion of a $220,000 Promissory Note and accrued interest of $7,089 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated February 28, 2017

The initial conversion price of the Series D Shares is $0.80 per share, subject to certain adjustments. The initial exercise price of the warrant is $1.00 per share, also subject to certain adjustments.

During the six months ended March 31, 2017, the Company revised five year placement agent warrants to purchase 312,500 shares of common stock. The price was reduced from $1.00 to $0.70 per share and the exercise price is now subject to adjustment. The Company recorded 250,000 shares during the year ended September 30, 2016 the fair value of these warrants is $137,812 at March 31, 2017.

A summary of the warrants outstanding as of March 31, 2017 were as follows:

	March 31, 2017
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	3,453,171	$0.84
Issued	1,698,263	0.94
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	5,151,434	$0.88
Exercisable at end of period	5,151,434

Intrinsic value	-	-

A summary of the status of the warrants outstanding as of March 31, 2017 is presented below:

	March 31,2017
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exercisable	Price
3,501,336	3.69	$0.70	3,501,336	$0.70
1,635,762	3.74	1.00	1,635,762	1.00
14,336	0.87	30.00	14,336	30.00
5,151,434	3.80	$0.88	5,151,434	$0.88

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended March 31, 2017 were as follows:

Assumptions
Dividend yield	0%
Expected life	..25-5
Expected volatility	130%
Risk free interest rate	..05-1.0%

There were vested warrants of 5,151,434 as of March 31, 2017 with an aggregate intrinsic value of $0.

13.	STOCK OPTIONS

Description of Stock Option Plan

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

Stock Option Activity

The Company had no stock option transactions during the six months ended March 31, 2017:

There are currently 50,908 options to purchase common stock at an average exercise price of $18.05 per share outstanding as of March 31, 2017 under the 2011 Stock Incentive Plan. The Company recorded $21,774 and $23,674 of compensation expense, net of related tax effects, relative to stock options for the six months ended March 31, 2017 and 2016 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00) and ($0.01) per share, respectively. As of March 31, 2017, there is approximately $91,643 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 2.78 years.

Stock option activity for the six months ended March 31, 2017 and the year ended September 30, 2016 was as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2016	50,908	18.04	918,627
Granted	-	-	-
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding as of December 31, 2016	50,908	$18.045	$918,627
Granted
Exercised
Forfeitures
Outstanding as of March 31, 2017	50,908	$18.045	$918,627

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2017:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
13.500	3,334	1.72	$13.50	3,334	$13.50
15.000	20,906	2.52	15.00	9,514	15.00
19.500	13,334	2.61	19.50	13,334	19.50
22.500	13,334	3.31	22.50	13,334	22.50
	50,908	2.81	$18.04	39,516	$18.92

There were exercisable options of 50,908 as of March 31, 2017 with an aggregate intrinsic value of $0.

14.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Note 13 for Notes Payable to Ronald P. Erickson, our Chief Executive Officer Chief and/or entities in which Mr. Erickson has a beneficial interest.

Note Payable to Umpqua Bank

The Company has a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which matures on December 31, 2017 and provides for interest at 3.25% per year. Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $19,476 as of March 31, 2017.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on March 31, 2017. The notes payable also provide for a second lien on our assets if not repaid by March 31, 2017 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. The Company recorded accrued interest of $49,204 as of March 31, 2017.

Other Amounts Due to Mr. Erickson

Mr. Erickson and/or entities with which he is affiliated also have advanced $524,832 and have unreimbursed expenses and compensation of approximately $375,000. The Company owes Mr. Erickson, or entities with which he is affiliated, $1,499,832 as of March 31, 2017.

15.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

Corporate Offices

The Company’s executive office is located at 500 Union Street, Suite 810, Seattle, Washington, USA, 98101. The Company leases 1,014 square feet and its net monthly payment is $2,535. The Company leases this office on a month to month basis.

TransTech Facilities

TransTech is located at 12142 NE Sky Lane, Suite 130, Aurora, OR 97002. TransTech leases a total of approximately 9,750 square feet of office and warehouse space for its administrative offices, product inventory and shipping operations. The Company leases this office on a month to month basis at $6,942 per month.

16.
SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available. Subsequent to March 31, 2017, there were the following material transactions that require disclosure:

On May 1, 2017, Visualant Inc., (the “Company”) issued 357,143 shares of Series D Convertible Preferred Stock (the “Series D Shares”) and a warrant to purchase 357,143 shares of common stock in a private placement to an accredited investor for gross proceeds of $250,000 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated May 1, 2016.

The initial conversion price of the Series D Shares is $0.70 per share, subject to certain adjustments. The initial exercise price of the warrant is $0.70 per share, also subject to certain adjustments. The Company also amended and restated the Certificate of Designation for the Series D Shares, resulting in an adjustment to the conversion price of all currently outstanding Series D Shares to $0.70 per share

The transaction triggered a provision in the 500,000 outstanding shares of Series A Preferred Stock, 1,785,714 outstanding shares of Series C Preferred Stock and 752,984 outstanding shares Series D Preferred Stock to adjust the conversion price to $0.70 per share. In addition, the exercise price of 2,358,914 outstanding warrants was adjusted to $0.70 per share.

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

Our Patents

We believe that our eleven patents, 20 patent applications, and two registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets for us. Our patents will expire at various times between 2027 and 2033. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

(dollars in thousands)

	Three Months Ended March 31,
	2017	2016	$ Variance	% Variance

Revenue	$1,497	$1,467	$30	2.0%
Cost of sales	1,192	1,252	(60)	4.8%
Gross profit	305	215	90	41.9%
Research and development expenses	7	82	(75)	91.5%
Selling, general and administrative expenses	561	817	(256)	31.3%
Operating loss	(263)	(684)	421	61.5%
Other income (expense):
Interest expense	(16)	(88)	72	81.8%
Other income	39	1	38	3800.0%
(Loss) on change- derivative liability warrants	(805)	476	(1,281)	269.1%
Total other income	(782)	389	(1,171)	301.0%
Net (loss)	$(1,045)	$(295)	$(750)	-254.2%

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

Sales

Net revenue for the three months ended March 31, 2017 increased $30,000 to 1,497,000 as compared to $1,467,000 for the three months ended March 31, 2016. The increase was due to higher sales at TransTech resulting from an increase in product sales.

Cost of Sales

Cost of sales for the for the three months ended March 31, 2017 decreased $60,000 to $1,192,000 as compared to $1,252,000 for the three months ended March 31, 2016. The decrease was due to an increase in sales of higher margin products at lower sales TransTech.

Gross profit was $305,000 for the three months ended March 31, 2017 as compared to $215,00 for the three months ended March 31, 2016. Gross profit was 20.0% for the three months ended March 31, 2017 as compared to 15% for the three months ended March 31, 2016.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2017 decreased $75,000 to $7,000 as compared to $82,000 for the three months ended March 31, 2016. The decrease was due to reduced expenditures for the RATLab and suppliers related to the commercialization of our ChromaID technology. The RATLab is no longer providing us with services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2017 decrease $256,000 to $561,000 as compared to $817,000 for the three months ended March 31, 2016.

The reduction was primarily the result of recording a gain on the collection of a note previously written off. November 2, 2016, Pulse Biologics, Inc. (BioMedx) issued an Original Issue Discount Convertible Promissory Note to us. Pursuant to the Note, we loaned $260,000 with a principal amount of $286,000 to Pulse Biologics, Inc. The Note matures one year from issuance and bears interest at 5%. The principal and interest can be converted to Biologic common stock at our option. We impaired the investment in a note receivable from BioMedx of $250,000 during the three months ended December 31, 2016. The Note was paid in full during the second quarter of 2017 and the Company record a gain of 250,000 on the payment

Other Income (Expense)

Other expense for the three months ended March 31, 2017 was $782,000 as compared to other income of $389,000 for the three months ended March 31, 2016. The other expense for the three months ended March 31, 2017 included change in the value of derivatives of $805,000 interest expenses of $16,000. Offset by other income of $39,000. The increase on the value of the derivative instruments is primarily a result of the issuance of additional warrants during the quarter.

	Six Months Ended March 31,
	2017	2016	$ Variance	% Variance

Revenue	$2,646	$3,278	$(632)	-19.3%
Cost of sales	2,151	2,750	(599)	21.8%
Gross profit	495	528	(33)	-6.3%
Research and development expenses	48	197	(149)	75.6%
Selling, general and administrative expenses	1,817	1,528	289	-18.9%
Goodwill	984
Operating loss	(2,354)	(1,197)	(173)	-14.5%
Other income (expense):
Interest expense	(68)	(121)	53	43.8%
Other income	43	18	25	138.9%
(Loss) on change- derivative liability warrants	(1,223)	381	(1,604)	421.0%
Total other income	(1,248)	278	(1,526)	548.9%
Net (loss)	$(3,602)	$(919)	$(1,699)	-184.9%

SIX MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

Sales

Net revenue for the six months ended March 31, 2017 decrease $632,000 to 2,646,000 as compared to $3,278,000 for the six months ended March 31, 2016. The decrease was due to lower sales at TransTech resulting from an increase in product sales.

Cost of Sales

Cost of sales for the for the six months ended March 31, 2017 decreased $599,000 to $2,151,000 as compared to $2,750,000 for the six months ended March 31, 2016. The decrease was due to an increase in sales of higher margin products at lower sales TransTech.

Gross profit was $495,000 for the six months ended March 31, 2017 as compared to $528,000 for the six months ended March 31, 2016. Gross profit was 19% for the six months ended March 31, 2017 as compared to 16% for the six months ended March 31, 2016.

Research and Development Expenses

Research and development expenses for the six months ended March 31, 2017 decreased $149,000 to $48,000 as compared to $197,000 for the six months ended March 31, 2016. The decrease was due to reduced expenditures for the RATLab and suppliers related to the commercialization of our ChromaID technology. The RATLab is no longer providing us with services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2017 increased $289,000 to $1,817,000 as compared to $1,528,000 for the six months ended March 31, 2016. The increase is primarily the result of additional cost of investor relations and increase in our allowance for bad debts.

Impairment of Goodwill

The Company’s TransTech business is very capital intensive. The Company reviewed TransTech’s operations based on its overall financial constraints and determined the value has been impaired. The company recorded an impairment of goodwill associated with TransTech of $983,645 during the six months March 31, 2017.

Other Income (Expense)

Other expense for the six months ended March 31, 2017 was $1,248,000 as compared to other income of $381,000 for the six months ended March 31, 2016. The other expense for the six months ended March 31, 2017 included change in the value of derivatives of $1,222,000 interest expenses of $68,000. Offset by other income of $43,000. The increase on the value of the derivative instruments is primarily a result of the issuance of additional warrants during the six month period.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of approximately $152,000 and net working capital deficit of approximately $3,605,000 (excluding the derivative liability warrants of $1,367,837 as of March 31, 2017.  We expect losses to continue as we commercialize our ChromaID™ technology. Our cash used in operations for years ended September 30, 2016 and 2015 was $3,373,000 and $240,000, respectively. We believe that our cash on hand will be sufficient to fund our operations through May 31, 2017.

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

We finance our TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations. On December 12, 2016, the secured credit facility was renewed for an additional six months, with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $1,000,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. The remaining balance on the accounts receivable line of $365,588 as of March 31, 2017 must be repaid by the time the secured credit facility expires on June 12, 2017, or we renew by automatic extension for the next successive six-month term.

Operating Activities

Net cash used in operating activities for the six months ended March 31, 2017 was $569,000. This amount was primarily related to a net loss of $3,602,096, offset by a decrease in accounts receivable of $52,000, an increase in accounts payable and accrued expenses of $162,000, and non-cash items of $2,863,000. The significant non-cash items include of $2,863,000 includes (i) loss on change- derivative liability warrants of $1,223,000; (ii) impairment of goodwill of 983,645 , (iii) issuance of capital stock for services and expenses of $377,000; and (iv)provision for losses on accounts receivable of $120,000.

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2017 was $500,219. This amount was primarily related to (i) proceeds from convertible notes of $330,000;(ii) proceeds from the sale of common and preferred stock of $300,000, offset by (iii) repayment from line of credit of $4,781 and repayment of convertible debt in the amount of $125,000.

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

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2017 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Financial Reporting: There were several delinquent SEC filings from October 1, 2016 to February 9, 2017. In addition, we believe there is a lack of segregation of duties over financial reporting.. The Company is working to resolve these issues to ensure accurate financial reporting.

b) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

We are currently operating at a loss. We believe that our cash on hand will be sufficient to fund our operations through May 31, 2017. We need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.  We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected. We are currently attempting to raise up to $2,500,000 in gross proceeds through the sale of up to 3,125,000 shares of Series D Preferred Stock (and an equal number of warrants) on a “best efforts” basis. There can there can be no assurance that we will be able to sell that number of shares, if any. Furthermore, we do not currently have a sufficient number of shares of Preferred Stock authorized under our Articles of Incorporation to cover this sale and we will be required to amend the Articles of Incorporation in order to complete the full offering

We need to continue as a going concern if our business is to succeed.

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

As of March 31, 2017, we have a net working capital deficit of approximately $3,605,000 (excluding the derivative liability warrants of $1,367,837, and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

We have a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which matures on December 31, 2017 and provides for interest at 3.25% per year. Related to this Umpqua Loan, we entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by us under the Umpqua Loan. We recorded accrued interest of $17,852 as of March 31, 2017.

We also have two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on March 31, 2017. The notes payable also provide for a second lien on our assets if not repaid by March 31, 2017 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. We recorded accrued interest of $ 49,204 as of March 31, 2017.

Mr. Erickson and/or entities with which he is affiliated also have advanced $524,832 and have unreimbursed expenses and compensation of approximately $375,000. The Company owes Mr. Erickson, or entities with which he is affiliated, $1,499,832 as of March 31, 2017.

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

We have experienced net losses since inception. As of March 31, 2017, we had an accumulated deficit of $31.2 million and net losses in the amount of $1,746,000 and $2,631,000 for the years ended September 30, 2016 and 2015, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our ChromaID business has produced minimal revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

We rely on a combination of patent, trademark, and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. Obtaining and maintaining a strong patent position is important to our business. Patent law relating to the scope of claims in the technology fields in which we operate is complex and uncertain, so we cannot be assured that we will be able to obtain or maintain patent rights, or that the patent rights we may obtain will be valuable, provide an effective barrier to competitors or otherwise provide competitive advantages. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, or demonstrate that we did not derive our invention from another, we may have to participate in interference or derivation proceedings in the USPTO or in court that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot be assured our patent applications will prevail over those filed by others. Also, our intellectual property rights may be subject to other challenges by third parties. Patents we obtain could be challenged in litigation or in administrative proceedings such as ex parte reexam, inter parties review, or post grant review in the United States or opposition proceedings in Europe or other jurisdictions.

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

As of March 31, 2017, two individuals in the aggregate, assuming the exercise of all warrants to purchase common stock, hold shares representing approximately 80% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, the agreement with one of these individuals limits his ownership to 4.99% individually. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 31, 2017, we had 3,570,010 shares of common stock issued and outstanding, held by 54 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of March 31, 2017, there were options outstanding for the purchase of 50,908 common shares, warrants for the purchase of 5,151,434 common shares, 2,467,909 shares of our common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock and up to 332,940 shares of our common stock issuable upon the exercise of placement agent warrants, all of which could potentially dilute future earnings per share.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, we had the following issuances of unregistered sales of equity securities:

List
On October 6, 2016, we entered into a Services Agreement with Redwood Investment Group LLC for financial services. Under the Agreement, Redwood was issued 100,000 shares of our common stock. during the three months ended March 31, 2017.

Under a investor relations services agreement with Finaincal Genetics LLC the Company issued 168,910 shares of our common stock during the three month ended March 31,2017.

ITEM 5.
OTHER INFORMATIO

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

10.13
Amendment to Public Relations Agreement dated October 18, 2016 by and between Visualant, Incorporated and Financial Genetics LLC. (incorporated by reference to the Company’s Current Report on Form 10-Q, filed on February 21, 2017)

10.14
Services Agreement dated September 15, 2016 by and between Visualant, Incorporated and Redwood Investment Group LLC. (incorporated by reference to the Company’s Current Report on Form 10-Q, filed on February 21, 2017)

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

VISUALANT, INCORPORATED

(Registrant)

Date: May 22, 2017	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: May 22, 2017	By:	/s/ Jeff T. Wilson
Jeff T. Wilson
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)