Form 10-K/A
period 2016-09-30
VISUALANT INC
filed 2017-06-05
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

 This Amendment No. 2 on Form 10-K/A amends the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2017, amending the Company's 10-K as filed on January 13, 2017 (the “Original Filing”).

The purpose of this Amendment No. 2 on Form 10-K/A is to respond to certain comments received from the Staff of the SEC. For convenience and ease of reference, the Company is filing this Form 10-K/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of the filing date of the Original Filing. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-K that may have been affected by events or transactions occurring subsequent to such filing date.

The Company has revised its statement of cash flows to more accurately reflect transactions between operating activities and financing activities that were previously netted. As a result, the change to cash used in operations was reduced from $3,373,734 to $2,746,333 and the change in cash provided by financing activities was reduced from $3,496,629 to $2,869,228. The Company revised its statement of stockholders’ equity (deficit) to correct a typographical error and to reflect the preferred B shares converted into common stock as a single line item on the statement of stockholder equity. These revisions had no effect on the Company’s net loss, asset or liabilities for the year ended September 30, 2016.

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

The net loss for the year ended September 30, 2016, included non-cash income of $956,000, including (i) gain on change- derivative liability warrants of $2,560,000, offset by (ii) other of $34,000, (iii) depreciation and amortization of $179,000; (iv) stock based compensation of $46,000;(v) share and warrant issuances of $395,000; (vi) non-cash convertible debentures expenses of $177,000; (vii) loss on conversion of debt of $773,000; (viii) loss on conversion of preferred stock $675,695; (ix) loss on settlement of debt $97,037; (x) loss on termination of stock purchase agreement $505,000; (xi) amortization of debt discounts $299,412. TransTech’s net loss from operations was $192,000 for the year ended September 30, 2016 as compared to a net loss of $194,000 for the year ended September 30, 2015.

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

We had cash of $188,000 and net working capital deficit of approximately $3,892,000 (excluding the derivative liability- warrants of $145,000 as of September 30, 2016.  We expect losses to continue as we commercialize our ChromaID™ technology. Our cash used in operations for years ended September 30, 2016 and 2015 was $2,746,000 and $240,000, respectively. We believe that our cash on hand will be sufficient to fund our operations through January 31, 2017.

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

Operating Activities

Net cash used in operating activities for the year ended September 30, 2016 was $2,746,000. This amount was primarily related to a net loss of $1,746,000, an increase in accounts receivable of $189,000, an increase in inventory of $77,000, a decrease in accounts payable of $406,000, and non-cash other income of $956,000. The non-cash other income of $956,000 includes (i) gain on change- derivative liability warrants of $2,560,000, offset by (ii) other of $34,000, (iii) depreciation and amortization of $179,000; (iv) stock based compensation of $46,000; (v) share and warrant issuances of $395,000; (vi) non-cash convertible debentures expenses and amortization of $299,000;(vii) loss on conversion of debt of $97,037; loss on conversion of preferred stock of $676,000: and Loss on termination of stock purchase agreement of $505,000.

Financing Activities

Net cash provided by financing activities for the year ended September 30, 2016 was $2,869,000. This amount was primarily related to (i) proceeds from the exercise of warrants of $519,000; (ii) proceeds from convertible notes of $1,175,000; (iii) proceeds from line of credit of $6,000; and (iv) proceeds from the sale of common and preferred stock of $2,255,000, offset by the repayment of convertible notes of $580,000 and termination of preferred stock purchase agreement of $505,000.

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
SD Mayer and Associates, LLP /s/ SD Mayer and Associates, LLP January 13, 2017 except for Note 1, which is dated June 2, 2017. Seattle, Washington

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

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended,
	September 30, 2016	September 30, 2015

REVENUE	$6,023,600	$6,290,794
COST OF SALES	5,035,699	5,274,334
GROSS PROFIT	987,901	1,016,460
RESEARCH AND DEVELOPMENT EXPENSES	325,803	362,661
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,355,263	2,983,751
OPERATING LOSS	(2,693,165)	(2,329,952)

OTHER INCOME (EXPENSE):
Interest expense	(323,928)	(170,176)
Other (expense) income	(11,228)	40,672
Gain on change - derivative liability	2,559,558	(107,956)
(Loss) on conversion of debt	(1,277,732)	(34,035)
Total other income	946,670	(271,495)

(LOSS) BEFORE INCOME TAXES	(1,746,495)	(2,601,447)

Income taxes - current provision	-	29,590
		.
NET (LOSS)	$(1,746,495)	$(2,631,037)

Basic and diluted loss per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(1.22)	$(2.33)

Weighted average shares of common stock outstanding- basic and diluted	1,428,763	1,131,622

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

	Series A Convertible		Series B Redeemable Convertible		Series C Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Capital	Deficit	(Deficit)
Balance as of September 30, 2014	-	$-	-	$-	-	$-	1,121,151	$1,121	$18,125,411	$(21,535,119.0)	$(3,408,587)

Stock compensation expense - employee options	-	-	-	-	-	-	-	-	65,463	-	65,463
Issuance of Series A Convertible Preferred Stock	11,667	12	-	-	-	-	-	-	233,310	-	233,322
Issuance of common stock for services	-	-	-	-	-	-	9,169	9	137,491	-	137,500
Issuance of common stock for debt conversion	-	-	-	-	-	-	24,710	25	91,781	-	91,806
Reversal of derivative liability for debt repayment	-	-	-	-	-	-	-	-	98,940	-	98,940
Effect of reverse stock split	-	-	-	-	-	-	962	1	263	-	264
Loss on conversion of debt	-	-	-	-	-	-	-	-	34,035	-	34,035
Net loss	-	-	-	-	-	-	-	-	-	(2,631,037)	(2,631,037)

Balance as of September 30, 2015	11,667	12	-	-	-	-	1,155,992	1,156	18,786,694	(24,166,156)	(5,378,294)

Stock compensation expense - employee options	-	-	-	-	-	-	-	-	46,398	-	46,398
Issuance of common stock for services	-	-	-	-	-	-	63,979	63	273,948	-	274,011
Issuance of warrant for services	-	-	-	-	-	-	-	-	120,751	-	120,751
Issuance of common stock for warrant exercise	-	-	-	-	-	-	207,666	207	518,955	-	519,162
Issuance of common stock	-	-	-	-	-	-	724,786	726	570,152	-	570,878
Issuance of convertible notes payable	-	-	-	-	-	-	-	-	120,501	-	120,501
Issuance of Series A Convertible Preferred Stock	11,667	11	-	-	-	-	-	-	(11)	-	-
Issuance of Series B Redeemable Convertible Preferred Stock	-	-	51	5	-	-	-	-	504,995	-	505,000
Conversion of Series B Redeemable Convertible Preferred Stock	-	-	(51)	(5)	-	-	126,064	126	675,474	-	675,595
Issuance of Series C Convertible Preferred Stock	-	-	-	-	-	1,790	-	-	1,248,214	-	1,250,004
Benefical conversion feature of Preferred Stock/dividend	-	-	-	-	-	-	-	-	1,160,714	(1,160,714)	-
Issuance of common stock for conversion of liabilities	-	-	-	-	-	-	77,665	78	232,917	-	232,995
Net loss	-	-	-	-	-	-	-	-	-	(1,746,495)	(1,746,495)

Balance as of September 30, 2016	23,334	$ 23	-	$ -	-	$1,790	2,356,152	$2,356	$24,259,702	$(27,073,365)	$ (2,809,494)

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,746,495)	$(2,631,037)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	178,762	353,229
Issuance of capital stock for services and expenses	394,825	137,500
Loss on conversion of preferred stock	675,695	-
Stock based compensation	46,398	65,463
Loss on termination of stock purchase agreement	505,000	-
Non cash loss on debt settlement	97,037	-
Loss (gain) on sale of assets	34,027	(20,042)
(Gain) loss on change - derivative liability	(2,559,558)	107,956
Amortization of debt discount	299,912	-
Provision for losses on accounts receivable	-	28,266
Non-cash related to issuance of convertible notes payable	177,011	-
Loss on conversion of debt	772,732	34,035

Changes in operating assets and liabilities:
Accounts receivable	(189,106)	167,345
Prepaid expenses	7,291	(2,707)
Inventory	(77,394)	195,007
Accounts payable - trade and accrued expenses	(406,394)	1,289,685
Income tax receivable	-	29,590
Deferred revenue	(5,833)	5,833
NET CASH (USED IN) OPERATING ACTIVITIES	(2,786,333)	(239,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,437)	-
Proceeds from sale of equipment	6,585	21,452
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:	(16,852)	21,452

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) from line of credit	5,647	(123,633)
Proceeds from sale of common and preferred stock, net	2,255,004	350,000
Proceeds from warrant exercises	519,162	-
Proceeds from convertible notes payable	1,174,500	173,000
Payment to terminate preferred stock purchase agreement	(505,000)	-
Repayments of convertible notes	(580,085)	(166,500)
Repayments of capital leases	-	(2,562)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,869,228	230,305

NET INCREASE IN CASH AND CASH EQUIVALENTS	106,043	11,880

CASH AND CASH EQUIVALENTS, beginning of period	82,266	70,386

CASH AND CASH EQUIVALENTS, end of period	$188,309	$82,266

Supplemental disclosures of cash flow information:
Interest paid	$50,327	$114,907
Taxes paid	$-	$-

Gain on change - derivative liability warrants	$-	$17,727
Issuance of common stock for debt conversion	$-	$91,806

 The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

The Company has revised its statement of cash flows to more accurately reflect transactions between operating activities and financing activities that were previously netted. As a result, the change to cash used in operations was reduced from $3,373,734 to $2,746,333 and the change in cash provided by financing activities was reduced from $3,496,629 to $2,869,228. The Company revised its statement of stockholders’ equity (deficit) to correct a typographical error and to reflect the preferred B shares converted into common stock as a single line item on the statement of stockholder equity. These revisions had no effect on the Company’s net loss, asset or liabilities for the year ended September 30, 2016.

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

The Company entered into a Convertible Note Payable with Vis Vires Group, Inc. on February 19, 2016 for $100,000 to fund short-term working capital. The Vis Vires Note accrues interest at a rate of 8% per annum had an original discount of $14,000 and became due on November 22, 2016 and was convertible into common stock on August 19, 2016. The Vis Vires Note was convertible at 65% of the average of the lowest three day trading price in the 10 days prior to conversion. The Company recorded a beneficial conversion of $65,172. On August 11, 2016, the Company paid $136,770 to Vis Vires Group, Inc. to repay the Note Payable in full and recorded a loss on debt settlement of $35,784.

The Company entered into a Convertible Promissory Note with JSJ Investments, Inc. on August 2, 2016 for $100,000 to fund short-term working capital. The company paid $12,000 in fees related to this note. The Note accrues interest at a rate of 12% per annum and became due on May 1, 2017. On August 31, 2016, the Company paid $110,000 to JSJ Investments, Inc. to repay the Note Payable in full and recorded a loss on debt settlement of $9,014.

On September 30, 2016, the Company entered into a $175,000 Convertible Promissory Note with Clayton A. Struve, an accredited investor and affiliate of the Company, to fund short-term working capital. The Convertible Promissory Note accrues interest at a rate of 10% per annum and becomes due on March 30, 2017. The Note holder can convert to common stock at $0.70 per share. The Company recorded a beneficial conversion feature of $10,500 and paid an additional $24,500 related to the convertible note.

During the year ended September 30, 2016, $238,375 was amortized to interest expense related to debt discount associated with Convertible Promissory Notes.

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
At closing, the Company sold 51 Series B Preferred Shares in exchange for payment to the Company of $505,000 in cash and issued an additional 204 Series B Preferred Shares in exchange for delivery of a full recourse 1% Promissory Note (“Note”) for $1,995,000 and payment to the Company of $5,000 in cash (paid). The Note is collateralized by the Series B Preferred Shares. Under the terms of the Note, the Company is to receive an additional $500,000 for each $5 million, or in certain cases a lower amount, in aggregate trading volume of the common stock, so long as it meets certain other requirements. Any remaining balance under the Note is payable at its maturity in seven years. Due to the uncertainty on the receipt of achieving future funding, the Company has not booked the full recourse 1% Promissory Note.
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

In the third quarter ended June 30, 2016, the investor converted 35 preferred shares into 74,064 shares of common stock valued at $506,695. Prior to the closing of the First Amendment to the Stock Purchase Agreement the investor converted the remaining 16 preferred shares into 52,000 shares fo common stock valued at $169,000.

On August 5, 2016, the Company closed the First Amendment to Stock Purchase Agreement with the institutional investor. As a result of this amendment agreement the Company paid the sum of $505,000 to the institutional investor and cancelled the remaining 204 shares of Series B Preferred Stock that had not been purchased, and the parties terminated the relationship and all aspects of the Stock Purchase Agreement described above in its entirety. We recorded an expense of $674,000 related to this Amendment Agreement during the three months ended September 30, 2016, which includes the conversion of the remaining shares

On September 1, 2016, the Company filed a Withdrawal of Certificate of Designations of Preferences, Powers, Rights and Limitations of Series B Redeemable Convertible Preferred Stock with the State of Nevada. In August 15, 2016, the SEC approved the withdrawal of the Registration Statement on Form S-1.

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

VISUALANT, INC.

Date: June 2, 2017	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Jeff T. Wilson
Jeff T. Wilson
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Ronald P. Erickson	Chief Executive Officer, President and Director	June 2, 2017
Ronald P. Erickson	(Principal Executive Officer)

/s/ Jeff T. Wilson	Chief Financial Officer and Secretary	June 2, 2017
Jeff T. Wilson	(Principal Financial/Accounting Officer)

/s/ Jon Pepper	Independent Director	June 2, 2017
Jon Pepper

/s/ Ichiro Takesako	Management Director	June 2, 2017
Ichiro Takesako