Form 10-Q/A
period 2016-12-31
VISUALANT INC
filed 2017-06-05
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2017 (the “Original Filing”).

The purpose of this Amendment No. 1 on Form 10-Q/A is to respond to certain comments received from the Staff of the SEC. For convenience and ease of reference, the Company is filing this Form 10-Q/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of the filing date of the Original Filing. Except as stated herein, this Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-Q that may have been affected by events or transactions occurring subsequent to such filing date.

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	September 30, 2016
		(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$180,847	$188,309
Accounts receivable, net of allowance of $175,000 and $55,000, respectively	635,471	808,955
Prepaid expenses	17,233	20,483
Inventories, net	210,717	295,218
Total current assets	1,044,268	1,312,965

EQUIPMENT, NET	276,213	285,415

OTHER ASSETS
Intangible assets, net	30,625	43,750
Goodwill	-	983,645
Other assets	5,070	5,070

TOTAL ASSETS	$1,356,176	$2,630,845

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$2,098,895	$1,984,326
Accounts payable - related parties	33,334	41,365
Accrued expenses	66,706	80,481
Accrued expenses - related parties	1,082,839	1,109,046
Derivative liability	562,714	145,282
Convertible notes payable	555,000	909,500
Notes payable - current portion of long term debt	1,100,071	1,170,339
Total current liabilities	5,499,559	5,440,339

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 12/31/2016 and 9/30/2016, respectively	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 23,334
issued and outstanding at 12/31/2016 and 9/30/2016, respectively	23	23
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 12/31/2016 and 9/30/2016, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 3,906,250 shares authorized,
375,000 and 0 shares issued and outstanding at 12/31/2016 and 9/30/2016, respectively	375	-
Common stock - $0.001 par value, 100,000,000 shares authorized, 3,570,010
and 2,356,152 shares issued and outstanding at 12/31/2016 and 9/30/2016, respectively	3,570	2,356
Additional paid in capital	26,090,915	24,259,702
Accumulated deficit	(30,240,056)	(27,073,365)
Total stockholders' deficit	(4,143,383)	(2,809,494)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,356,176	$2,630,845

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	Three Months Ended,
	December 31, 2016	December 31, 2015

REVENUE	$1,148,800	$1,284,800
COST OF SALES	958,442	1,086,678
GROSS PROFIT	190,358	198,122
RESEARCH AND DEVELOPMENT EXPENSES	40,608	91,962
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,307,568	736,207
IMPAIRMENT OF GOODWILL	983,645	-
OPERATING LOSS	(2,141,463)	(630,047)

OTHER INCOME (EXPENSE):
Interest expense	(52,273)	(38,639)
Other income	3,607	2,320
(Loss) on change - derivative liability	(417,432)	(1,345,960)
Total other expense	(466,098)	(1,382,279)

(LOSS) BEFORE INCOME TAXES	(2,607,561)	(2,012,326)

Income taxes - current provision	-	-
		.
NET (LOSS)	$(2,607,561)	$(2,012,326)

Basic and diluted loss per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.81)	$(1.73)

Weighted average shares of common stock outstanding- basic and diluted	3,227,351	1,161,366

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended,
	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,607,561)	$(2,012,326)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	22,327	53,722
Issuance of capital stock for services and expenses	206,831	104,476
Conversion of interest	56,454	-
Stock based compensation	10,887	11,837
Gain on sale of assets	(1,034)	-
Loss on change - derivative liability	417,432	1,346,264
Amortization of debt discount	10,000	-
Provision for losses on accounts receivable	121,041	-
Impairment of goodwill	983,645	-

Changes in operating assets and liabilities:
Accounts receivable	52,443	7,768
Prepaid expenses	3,250	(5,861)
Inventory	84,501	28,888
Accounts payable - trade and accrued expenses	66,556	(81,196)
Deferred revenue	-	(2,500)
NET CASH (USED IN) OPERATING ACTIVITIES	(573,228)	(548,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in BioMedx, Inc., net	-	-
Proceeds from sale of equipment	1,034	-
NET CASH PROVIDED BY INVESTING ACTIVITIES:	1,034	-

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds from line of credit	(35,268)	221,457
Proceeds from warrant exercises	-	16,264
Proceeds from convertible notes payable	300,000	370,000
Proceeds from issuance of common/preferred stock, net of costs	300,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	564,732	607,721

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,462)	58,793

CASH AND CASH EQUIVALENTS, beginning of period	188,309	82,266

CASH AND CASH EQUIVALENTS, end of period	$180,847	$141,059

Supplemental disclosures of cash flow information:
Interest paid	$14,245	$15,190
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
RETATEMENT OF FINANCIAL STATEMENTS

The management of the Company has concluded that we should restate our financial statements as of and for the quarter ended December 31, 2016.

Subsequent to the filing of 10-Q for the three months ended December 31, 2016, the management of the Company has concluded that its goodwill in Transtech should have been reduced to $0. The assumptions management used to determine goodwill were incorrect and through additional analysis management has determined that a full impairment of goodwill is appropriate.

The effect of the restatement on the Consolidates Balance Sheet at December 31, 2016, Consolidated Statement of Operations for the three months ended December 31, 2017, and the Consolidated Statement of Cash Flows for the three months ended December 31,2017 are shown below:

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Previously Reported	Adjustment	As Restated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 180,847	$ -	$ 180,847
Accounts receivable, net of allowance of $175,000 and $40,000, respectively	635,471	-	635,471
Prepaid expenses	17,233	-	17,233
Inventories, net	210,717	-	210,717
Total current assets	1,044,268	-	1,044,268

EQUIPMENT, NET	276,213	-	276,213

OTHER ASSETS
Intangible assets, net	30,625	-	30,625
Goodwill	500,000	(500,000)	-
Other assets	5,070	-	5,070

TOTAL ASSETS	$ 1,856,176	$ (500,000)	$ 1,356,176

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$ 2,098,895	$ -	$ 2,098,895
Accounts payable - related parties	33,334	-	33,334
Accrued expenses	66,706	-	66,706
Accrued expenses - related parties	1,082,839	-	1,082,839
Derivative liability	562,714	-	562,714
Convertible notes payable	555,000	-	555,000
Notes payable - current portion of long term debt	1,100,071	-	1,100,071
Total current liabilities	5,499,559	-	5,499,559

COMMITMENTS AND CONTINGENCIES	-	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 12/31/2016 and 9/30/2016, respectively	-	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 23,334
issued and outstanding at 12/31/2016 and 9/30/2016, respectively	23	-	23
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 12/31/2016 and 9/30/2016, respectively	1,790	-	1,790
Series D Convertible Preferred stock - $0.001 par value, 3,906,250 shares authorized,
375,000 and 0 shares issued and outstanding at 12/31/2016 and 9/30/2016, respectively	375	-	375
Common stock - $0.001 par value, 100,000,000 shares authorized, 3,570,010
and 2,356,152 shares issued and outstanding at 12/31.2016 and 9/30/2016, respectively	3,570	-	3,570
Additional paid in capital	26,090,915	-	26,090,915
Accumulated deficit	(29,740,056)	(500,000)	(30,240,056)
Total stockholders' deficit	(3,643,383)	(500,000)	(4,143,383)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,856,176	$ (500,000)	$ 1,356,176

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,
	December 31, 2016	Adjusment	As Restated

REVENUE	$ 1,148,800	$ -	$ 1,148,800
COST OF SALES	958,442	-	958,442
GROSS PROFIT	190,358	-	190,358
RESEARCH AND DEVELOPMENT EXPENSES	40,608	-	40,608
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,791,213	(483,645)	1,307,568
IMPAIRMENT OF GOODWILL		983,645	983,645
OPERATING LOSS	(1,641,463)	(500,000)	(2,141,463)

OTHER INCOME (EXPENSE):
Interest expense	(52,273)	-	(52,273)
Other (expense) income	3,607	-	3,607
(Loss) on change - derivative liability	(417,432)	-	(417,432)
Total other expense	(466,098)	-	(466,098)

(LOSS) BEFORE INCOME TAXES	(2,107,561)	(500,000)	(2,607,561)

Income taxes - current provision	-		-
		.	.
NET (LOSS)	$ (2,107,561)	$ (500,000)	$ (2,607,561)

Basic and diluted loss per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$ (0.65)	$ (0.15)	$ (0.80)

Weighted average shares of common stock outstanding- basic and diluted	3,227,351	3,227,351	3,227,351

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,
	December 31, 2016	Adjusment	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,107,561)	$ (500,000)	$ (2,607,561)
Adjustments to reconcile net loss to net cash (used in)			-
operating activities			-
Depreciation and amortization	22,327	-	22,327
Issuance of capital stock for services and expenses	206,831	-	206,831
Conversion of interest	56,454
Stock based compensation	10,887	-	10,887
Loss (gain) on sale of assets	(1,034)	-	(1,034)
(Gain) loss on change - derivative liability	417,432	-	417,432
Amortization of debt discount	10,000
Provision for losses on accounts receivable	121,041	-	121,041
Impairment of goodwill	483,645	500,000	983,645

			-
Changes in operating assets and liabilities:			-
Accounts receivable	52,443	-	52,443
Prepaid expenses	3,250	-	3,250
Inventory	84,501	-	84,501
Accounts payable - trade and accrued expenses	66,556	-	66,556
Deferred revenue	-	-	-
NET CASH (USED IN) OPERATING ACTIVITIES	(573,228)	-	(573,228)
			0
CASH FLOWS FROM INVESTING ACTIVITIES:			-
Capital expenditures	-	-	-
Proceeds from sale of equipment	1,034	-	1,034
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:	1,034	-	1,034
			-
CASH FLOWS FROM FINANCING ACTIVITIES:			-
Proceeds (repayments) from line of credit	(35,268)	-	(35,268)
Proceeds from sale of common and preferred stock, net	300,000	-	300,000
Proceeds from warrant exercises	-	-	-
Proceeds from convertible notes payable	300,000	-	300,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	564,732	-	564,732
			-
NET INCREASE IN CASH AND CASH EQUIVALENTS	(7,462)	-	(7,462)
			-
CASH AND CASH EQUIVALENTS, beginning of period	188,309	-	188,309
			-
CASH AND CASH EQUIVALENTS, end of period	$ 180,847	$ -	$ 180,847
			-
Supplemental disclosures of cash flow information:			-
Interest paid	$ 14,245	$ -	$ 14,245
Taxes paid	$ -	$ -	$ -

2.	GOING CONCERN

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

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2016, the Company’s accumulated deficit was $30,240,056.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, our Chief Executive Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2016 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

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

3.	ORGANIZATION

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

4.	SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

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

Goodwill – Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. With the adoption of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but are combined when reporting units within the same segment have similar economic characteristics. Under the criteria set forth by ASC 350, the Company has one reporting unit based on the current structure.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The Company determined that its goodwill related to the 2010 acquisition of TransTech Systems was impaired and recorded an impairment of $983,645 as selling, general and administrative expenses during the three months ended December 31, 2016.

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

5.	DEVELOPMENT OF OUR CHROMAID™ TECHNOLOGY

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

6.
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

7.
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

8.
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

9.
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

10.
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

11.
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

12.
GOODWILL

The Company’s TransTech business is very capital intensive. The Company reviewed TransTech’s operations based on its overall financial constraints and determined the value has been impaired. The Company recorded an impairment of goodwill associated with TransTech of $983,645 during the three months December 31, 2016. (See further discussion at Note 1)

13.
ACCOUNTS PAYABLE

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

14.
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

15.
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

16.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long term debt as of December 31, 2016 and September 30, 2016 consisted of the following:

	December 31,	September 30,
	2016	2016

Capital Source Business Finance Group	$300,136	$370,404
Note payable to Umpqua Bank	199,935	199,935
Secured note payable to J3E2A2Z LP - related party	600,000	600,000
Total debt	1,100,071	1,170,339
Less current portion of long term debt	(1,100,071)	(1,170,339)
Long term debt	$-	$-

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

17.	EQUITY

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

On May 6, 2015, the Company’s stockholders approved a reverse split of our common stock, in a ratio to be determined by the Company’s Board of Directors, of not less than 1-for-50 or more than 1-for-150. On June 9, 2015, the Company’s Board of Directors determined that the ratio of the reverse split would be 1-for-150. All warrant, option, share and per share information in this Form 10-Q gives retroactive effect for a 1-for-150 split with all numbers rounded up to the nearest whole share.

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

A summary of the warrants outstanding as of December 31, 2016 were as follows:

	December 31, 2016
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	3,453,171	$0.84
Issued	1,373,849	0.93
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	4,827,020	$0.87
Exercisable at end of period	4,827,020

A summary of the status of the warrants outstanding as of December 31, 2016 is presented below:

	December 31, 2016
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exercisable	Price
3,501,336	3.94	$0.70	3,501,336	$0.70
1,311,348	4.92	1.00	1,311,348	1.00
14,336	1.12	30.00	14,336	30.00
4,827,020	3.96	$0.87	4,827,020	$0.87

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

Stock option activity for the three months ended December 31, 2016 and the years ended September 30, 2016 and 2015 was as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2014	87,333	18.80	1,642,200
Granted	11,335	15.00	170,025
Exercised	-	-	-
Forfeitures	(41,261)	(18.29)	(754,500)
Outstanding as of September 30, 2015	57,407	18.43	1,057,725
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(6,499)	(21.40)	(139,098)
Outstanding as of September 30, 2016	50,908	18.04	918,627
Granted	-	-	-
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding as of December 31, 2016	50,908	$18.045	$918,627

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2016:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exercisable	Exercisable	Exercisable
13.500	3,334	1.75	$13.50	3,334	$13.50
15.000	20,906	2.58	15.00	9,514	15.00
19.500	13,334	2.67	19.50	13,334	19.50
22.500	13,334	3.38	22.50	13,334	22.50
	50,908	2.87	$18.04	39,516	$18.92

There were exercisable options of 50,908 as of December 31, 2016 with an aggregate intrinsic value of $0.

19.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

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

Note Payables to Ronald P. Erickson or J3E2A2Z LP

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes was issued between January and July 2014, provides for interest of 3% per year and now matures on March 31, 2017. The notes payable also provide for a second lien on our assets if not repaid by March 31, 2017 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. The Company recorded accrued interest of $44,704 as of December 31, 2016.

Other Amounts Due to Mr. Erickson

Mr. Erickson and/or entities with which he is affiliated also have advanced $529,833 and have unreimbursed expenses and compensation of approximately $430,056. The Company owes Mr. Erickson, or entities with which he is affiliated, $1,559,889 as of December 31, 2016.

20.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of our business. The Company is currently not a party to any pending legal preceding that is not ordinary routine litigation incidental to our business.

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

21.
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

At the Photonics West trade show held in San Francisco in February 2013, we were honored to receive a PRISM award from the Society of Photo-Optical Instrumentation Engineers International, better known as SPIE. The PRISM awards recognize photonic products that break with conventional ideas, solve problems, and improve life through the application of light-based technologies.

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

Initial testing in our laboratories and the work of the Xinova inventors has shown that the ChromaID technology has a number of broad and useful applications a few of which include:

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

(dollars in thousands)

	Three Months Ended December 31,
	2016	2015	$ Variance	% Variance

Revenue	$1,149	$1,285	$(136)	-10.6%
Cost of sales	959	1,087	(128)	11.8%
Gross profit	190	198	(8)	-4.0%
Research and development expenses	41	92	(51)	55.4%
Selling, general and administrative expenses	1,291	736	555	-143.3%
Impairment of goodwill	983	-	983	-
Operating loss	(2,142)	(630)	(1,512)	-238.4%
Other income (expense):
Interest expense	(52)	(39)	(13)	-33.3%
Other income	4	2	2	100.0%
(Loss) on change- derivative liability warrants	(418)	(1,345)	927	68.9%
Total other income	(466)	(1,382)	916	66.3%
Net (loss)	$(2,608)	$(2,012)	$(596)	-29.6%

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2016 increased $500 to $1,291,000 as compared to $736,000 for the three months ended December 31, 2015.

The increase primarily was due to (i) increased business development, investor relation expenses and consulting expenses of $125,000; (ii) a reserve for accounts receivable at TransTech of $120,000; (iii) increased legal expenses of $27,000; (iv) the impairment of an investment in a note receivable from BioMedx of $250,000 and an increase in other expenses of $22,000. As part of the selling, general and administrative expenses for the three months ended December 31, 2016, we incurred investor relation expenses and business development expenses of $282,000.

We are in dispute with a TransTech customer and reserved $120,000 during the three months ended December 31, 2016 as selling, general and administrative expenses. We determined that our goodwill related to the 2010 acquisition of TransTech Systems was impaired and recorded an impairment of $983,645 as selling, general and administrative expenses during the three months ended December 31, 2016. On November 2, 2016, Pulse Biologics, Inc. (BioMedx) issued an Original Issue Discount Convertible Promissory Note to us. Pursuant to the Note, we loaned $260,000 with a principal amount of $286,000 to Pulse Biologics, Inc. The Note matures one year from issuance and bears interest at 5%. The principal and interest can be converted to Biologic common stock at our option. We impaired the investment in a note receivable from BioMedx of $250,000 during the three months ended December 31, 2016 until the note is repaid’’.

Impairment of Goodwill

The Company’s TransTech business is very capital intensive. The Company reviewed TransTech’s operations based on its overall financial constraints and determined the value has been impaired. The company recorded an impairment of goodwill associated with TransTech of $983,645 during the three months December 31, 2016.

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

Net Loss

Net loss for the three months ended December 31, 2016 was $2,608,000 as compared to $2,012,000 for the three months ended December 31, 2015.

The net loss for the three months ended December 31, 2016, included non-cash expense of $1,328,000, including (i) loss on change- derivative liability warrants of $417,000;(ii) other of $10,000, (iii) depreciation and amortization of $22,000;(iv) stock based compensation of $11,000;(v) issuance of capital stock for services and expenses of $207,000; (vi) conversion of interest of $56,000; (vii) provision for losses on accounts receivable of $121,000; and (viii) impairment of goodwill of $984,000. TransTech’s net loss from operations was $101,000 for the three months ended December 31, 2016 as compared to a net loss of $86,000 for the three months ended December 31, 2015. The loss from operations excluded the provision for losses on accounts receivable of $121,000 and the impairment of goodwill of $484,000.

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

Operating Activities

Net cash used in operating activities for the three months ended December 31, 2016 was $573,000. This amount was primarily related to a net loss of $2,608,000, offset by a decrease in accounts receivable of $52,000, a decrease in inventory of $85,000, an increase in accounts payable and accrued expenses of $67,000, other items of $3,000 and non-cash items of $1,328,000. The non-cash items of $1,328,000 includes (i) loss on change- derivative liability warrants of $417,000; (ii) other of $10,000, (iii) depreciation and amortization of $22,000; (iv) stock based compensation of $11,000; (v) issuance of capital stock for services and expenses of $207,000; (vi) conversion of interest of $56,000; (vii) provision for losses on accounts receivable of $121,000; and (viii) impairment of goodwill of $984,000.

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

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)             Exhibits

3.1	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 10, 2017)

10.1	Form of 10% Convertible Redeemable Note due May 1, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 7, 2016)

10.2	Form of Securities Purchase Agreement by and between Visualant, Incorporated and an accredited investor and an affiliate (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 7, 2016)

10.3	Form of Original Issue Discount Convertible Promissory Note issued by Pulse Biologics due October 31, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 7, 2016)

10.4	Amendment 8 to Demand Promissory Note dated June 30, 2016 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 14, 2016)

10.5	Amendment 9 to Demand Promissory Note dated June 30, 2016 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 14, 2016)

10.6	Amendment 11 to Demand Promissory Note dated June 30, 2016 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 14, 2016)

10.7	Preferred Stock and Warrant Purchase Agreement by and between Visualant, Incorporated and Clayton Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 18, 2016)

10.8	Registration Rights Agreement by and between Visualant, Inc. and Clayton Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 18, 2016)

10.9	Series F Warrant to Purchase Common Stock (incorporated by reference to the Company’s Current Report on Form 8- K, filed on November 18, 2016)

10.10	Preferred Stock and Warrant Purchase Agreement by and between Visualant, Incorporated and Clayton Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 23, 2016)

10.11	Registration Rights Agreement by and between Visualant, Inc. and Clayton Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 23, 2016)

10.12	Series F Warrant to Purchase Common Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 23, 2016)

10.13	Amendment to Public Relations Agreement dated October 18, 2016 by and between Visualant, Incorporated and Financial Genetics LLC. Attached herewith.

10.14	Services Agreement dated September 15, 2016 by and between Visualant, Incorporated and Redwood Investment Group LLC. Attached herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. Attached herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. Attached herewith.

32.1	Section 906 Certifications. Attached herewith.

32.2	Section 906 Certifications. Attached herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)

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

VISUALANT, INCORPORATED

(Registrant)

Date: June 2, 2017	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: June 2, 2017	By:	/s/ Jeff T. Wilson
Jeff T. Wilson
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)