Form 10-Q
period 2017-06-30
VISUALANT INC
filed 2017-08-14
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of August 14, 2017: 3,910,486 shares

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	September 30, 2016
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$22,856	$188,309
Accounts receivable, net of allowance of $60,000 and $55,000, respectively	423,363	808,955
Prepaid expenses	36,391	20,483
Inventories, net	283,861	295,218
Total current assets	766,471	1,312,965

EQUIPMENT, NET	257,124	285,415

OTHER ASSETS
Intangible assets, net	-	43,750
Goodwill	-	983,645
Other assets	5,070	5,070

TOTAL ASSETS	$1,028,665	$2,630,845

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$2,060,388	$1,984,326
Accounts payable - related parties	33,416	41,365
Accrued expenses	22,188	80,481
Accrued expenses - related parties	1,185,565	1,109,046
Derivative liability	410,524	145,282
Convertible notes payable	210,000	909,500
Notes payable - current portion of long term debt	1,013,212	1,170,339
Total current liabilities	4,935,293	5,440,339

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 6/30/2017 and 9/30/2016, respectively	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 23,334
issued and outstanding at 6/30/2017 and 9/30/2016, respectively	23	23
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 6/30/2017 and 9/30/2016, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 3,906,250 shares authorized,
1,016,014 and 0 shares issued and outstanding at 6/30/2017 and 9/30/2016, respectively	1,015	-
Common stock - $0.001 par value, 100,000,000 shares authorized, 3,860,486
and 2,356,152 shares issued and outstanding at 6/30/2017 and 9/30/2016, respectively	3,860	2,356
Additional paid in capital	26,793,329	24,259,702
Accumulated deficit	(30,706,645)	(27,073,365)
Total stockholders' deficit	(3,906,628)	(2,809,494)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,028,665	$2,630,845

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

REVENUE	$1,019,434	$1,833,283	$3,665,253	$4,585,548
COST OF SALES	844,739	1,495,568	2,995,655	3,834,521
GROSS PROFIT	174,695	337,715	669,598	751,027
RESEARCH AND DEVELOPMENT EXPENSES	(9,240)	69,387	38,243	243,114
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	651,113	743,016	2,469,239	2,297,001
IMPAIRMENT OF GOODWILL	-	-	983,645	-
OPERATING LOSS	(467,178)	(474,688)	(2,821,529)	(1,789,088)

OTHER INCOME (EXPENSE):
Interest expense	(11,237)	(118,486)	(79,567)	(254,557)
Other income	1,634	(14,199)	44,774	(10,934)
Gain (loss) on change - derivative liability	1,004,727	2,835,362	(217,828)	1,965,856
(Loss) on conversion of debt	-	(506,599)	-	(506,599)
Total other income	995,124	2,196,078	(252,621)	1,193,766

INCOME (LOSS) BEFORE INCOME TAXES	527,946	1,721,390	(3,074,150)	(595,322)

Income taxes - current provision	-	-	-	-
		.
NET INCOME (LOSS)	$527,946	$1,721,390	$(3,074,150)	$(595,322)

Basic income (loss) per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Basic income (loss) per share	$0.14	$1.29	$(0.88)	$(0.48)

Weighted average shares of common stock outstanding- basic	3,844,840	1,339,484	3,605,904	1,236,721

Diluted income (loss) per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Diluted income (loss) per share	$0.13	$0.97	$(0.85)	$(0.48)

Weighted average shares of common stock outstanding- diluted	3,970,322	1,779,650	3,605,904	1,236,721

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,074,150)	$(595,322)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	72,041	136,129
Issuance of capital stock for services and expenses	411,306	222,061
Conversion of interest	68,043	-
Stock based compensation	32,661	35,511
(Gain) on sale of assets	(1,234)	22,367
Loss on change - derivative liability	213,315	(1,965,856)
Amortization of debt discount	10,500	-
Bad debt expense	135,774	211
Impairment of goodwill	983,645	-
Non-cash related to issuance of convertible notes payable	-	148,790
Issuance of common stock related to convertible notes payable
and Series B Redeemable Convertible Preferred Stock	-	577,478
Changes in operating assets and liabilities:
Accounts receivable	259,662	(483,183)
Prepaid expenses	(15,908)	8,032
Inventory	11,357	(88,705)
Accounts payable - trade and accrued expenses	86,339	131,063
Deferred revenue	-	(5,833)
NET CASH (USED IN) OPERATING ACTIVITIES	(806,649)	(1,857,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in BioMedx, Inc., net	(260,000)	-
Repayment from investment in BioMedx, Inc., net	260,000	-
Capital expenditures	-	(1,290)
Proceeds from sale of equipment	1,234	6,585
NET CASH PROVIDED BY INVESTING ACTIVITIES:	1,234	5,295

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds from line of credit	(122,127)	382,895
Proceeds from sale of preferred stock	-	505,000
Proceeds from warrant exercises	-	349,159
Proceeds from convertible notes payable	330,000	924,500
Proceeds from issuance of common/preferred stock, net of costs	557,089	-
Repayment of convertible notes	(125,000)	(114,979)
NET CASH PROVIDED BY FINANCING ACTIVITIES	639,962	2,046,575

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(165,453)	194,613

CASH AND CASH EQUIVALENTS, beginning of period	188,309	82,266

CASH AND CASH EQUIVALENTS, end of period	$22,856	$276,879

Supplemental disclosures of cash flow information:
Interest paid	$53,000	$33,646
Taxes paid	$-	$-

Non-cash investing and financing activities:
Conversion of convertible debt	$695,000	$-
Benificial conversion feature	$559,130	$-
Conversion of conertible debt to preferred shares	$220,000	$-

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K/A for the year ended September 30, 2016, filed with the Securities and Exchange Commission (“SEC”) on June 5, 2017. The results of operations for the three and nine months ended June 30, 2017 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

1.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $3,074,150 and $1,746,495 and $2,631,037 for the nine months ended June 30, 2017 and the years ended September 30, 2016 and 2015, respectively. Net cash used in operating activities was $(806,649) and $(3,373,734) and $(239,877) for the nine months ended June 30, 2017 and for the years ended September 30, 2016 and 2015, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2017, the Company’s accumulated deficit was $30,706,645.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, our Chief Executive Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2016 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

We believe that our cash on hand will be sufficient to fund our operations until August 31, 2017. We need additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.

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

The Company is in the process of commercializing its ChromaID™ technology. To date, the Company has entered into License Agreements with Sumitomo Precision Products Co., Ltd. and Intellicheck, Inc. In addition, it has a technology license agreement with Xinova, formerly Invention Development Management Company, a subsidiary of Intellectual Ventures.

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $30,000 and $25,000 reserve for impaired inventory as of June 30, 2017 and September 30, 2016, respectively.

Equipment – Equipment consists of machinery, leasehold improvements, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 2-10 years, except for leasehold improvements which are depreciated over 5-20 years.

Goodwill – Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. With the adoption of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but are combined when reporting units within the same segment have similar economic characteristics. Under the criteria set forth by ASC 350, the Company has one reporting unit based on the current structure.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The Company determined that its goodwill related to the 2010 acquisition of TransTech Systems was impaired and recorded an impairment of $983,645 as selling, general and administrative expenses during the nine months ended June 30, 2016.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of June 30, 2017 and 2016 based upon the short-term nature of the assets and liabilities.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of June 30, 2017, there were options outstanding for the purchase of 50,908 common shares, warrants for the purchase of 5,127,416 common shares, 2,825,053 shares of our common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock and up to 332,940 shares of our common stock issuable upon the exercise of placement agent warrants, all of which could potentially dilute future earnings per share.  Total outstanding common stock equivalents at June 30, 2017 were 6,527,268.

As of June 30, 2016, there were options outstanding for the purchase of 56,610 common shares, warrants for the purchase of 758,403 common shares, an unknown number of shares issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock and up to 41,538 shares of our common stock issuable upon the exercise of placement agent warrants, all of which could potentially dilute future earnings per share. Total outstanding common stock equivalents at June 30, 2016 were 772,833.

Diluted common shares outstanding were calculated using the Treasury Stock Method for the three months ended June 30, 2017 and 2016 were as follows:

	June 30, 2017	June 30, 2016
Weighted average number of common shares used in basic net income per common share	3,844,840	1,339,484
Dilutive effects of outstanding stock options and warrants	125,482	440,166
Weighted average number of common shares used in diluted net income per common share	3,970,322	1,779,650

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

4.
ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $423,363 and $808,955, net of allowance, as of June 30, 2017 and September 30, 2016, respectively. The Company had no customers in excess of 10% of the Company’s consolidated revenues for the nine months ended June 30, 2017. The Company had two customers (17.6% and 10.8%) with accounts receivable in excess of 10% as of June 30, 2017. The Company has a total allowance for bad debt in the amount of $60,000 as of June 30, 2017.

5.
INVENTORIES

Inventories were $283,861 and $295,218 as of June 30, 2017 and September 30, 2016, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There was a $30,000 and $25,000 reserve for impaired inventory as of June 30, 2017 and September 30, 2016, respectively.

6.
NOTES RECEIVABLE FROM BIOMEDX, INC

On November 1, 2016, the Company purchased an Original Issue Discount Convertible Promissory Note from BioMedx, Inc. The Company paid $260,000 for the Note with a principal amount of $286,000. The Note matured one year from issuance and bears interest at 5%. The principal and interest was convertible into BioMedx common stock at the option of the Company. The Company received 150,000 shares of BioMedx common stock as partial consideration for purchasing the Note. In addition, if BioMedx does not repay the Promissory Note, the Company would have the right to convert the Promissory Note into 51% of the ownership of BioMedx.

In addition, the Company and BioMedx agreed to negotiate in good faith to enter into a joint development agreement and subsequent merger transaction prior to December 31, 2017.

Due to the uncertainty involved with a start-up company, The Company’s management determined that the value of the Promissory Note and BioMedx common stock was zero at December 31, 2016 and recorded an impairment reserve for the full value as of December 31, 2016. During the three months ended March 31, 2017, BioMedx paid the Company $290,608 in full satisfaction of the Note. The Company recorded the gain as a reduction in SG&A expense during the three months ended March 31, 2017. In addition, the Company has not valued the 150,000 shares of BioMedx common stock.

7.
FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $257,127 and $285,415 as of June 30, 2017 and September 30, 2016, respectively. Accumulated depreciation was $823,835 and $796,481 as of June 30, 2017 and September 30, 2016, respectively. Total depreciation expense, was $28,788 and $55,100 for the nine months ended June 30, 2017 and 2016, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of June 30, 2017 was comprised of the following:

	Estimated	June 30, 2017
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$251,699	$69,581	$321,280
Leasehold improvements	5-20 years	548,612	-	548,612
Furniture and fixtures	3-10 years	73,977	101,260	175,237
Software and websites	3- 7 years	35,830	-	35,830
Less: accumulated depreciation		(652,994)	(170,841)	(823,835)
		$257,124	$-	$257,124

8.
GOODWILL

The Company’s TransTech business is very capital intensive. The Company reviewed TransTech’s operations based on its overall financial constraints and determined the value has been impaired. The company recorded an impairment of goodwill associated with TransTech of $983,645 during the nine months ended June 30, 2017.

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

Derivative liability as of June 30, 2017 is as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	June 30, 2017

Liabilities:
Derivative Instruments	$-	$410,524	$-	$410,524

Total	$-	$410,524	$-	$410,524

Derivative liability as of September 30, 2016 is as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2016

Liabilities:
Derivative Instruments	$-	$145,282	$-	$145,282

Total	$-	$145,282	$-	$145,282

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants, historical volatility was 113.0% and the stock price was $0.25 as of June 30, 2017.

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

As of June 30, 2017, the Company had outstanding 524,559 warrants to purchase shares of common stock in connection with our June 2013 private placement that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $22,556 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 113.0%; (iii) risk free rate of .007%, (iv) stock price of $0.25, (v) per share conversion price of $0.70, and (vi) expected term of 1.0 year. During the nine months June 30, 2017, the Company recognized $88,624 of income resulting from the decrease in the fair value of the warrant liability as of June 30, 2017.

Derivative Instruments – Warrant with the November 2013 Xinova Services and License Agreement

The Company issued a warrant to purchase 97,169 shares of common stock in connection with the November 2013 Xinova Services and License Agreement. The warrant price of $30.00 per share expires November 10, 2018 and the per share price is subject to adjustment. In August 2016, the exercise price was reset to $0.70 per share. This warrant was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  This warrant was issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of our common stock or securities exercisable, convertible or exchangeable for our common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants was recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished. During the year ended September 30, 2014, the Company recognized $320,657 of other expense related to the Xinova warrant. During the year ended September 30, 2015, the Company recognized $14,574 of other income related to the Xinova warrant. During the year ended September 30, 2016, the Company recognized $286,260 of other income from the decrease in the fair value of the warrant liability at September 30, 2016.

As of June 30, 2017, the Company had outstanding 97,169 warrants to purchase shares of common stock in connection with the November 2013 Xinova Services and License Agreement that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $4,178 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 113.0%; (iii) risk free rate of .007%, (iv) stock price of $0.25, (v) per share conversion price of $0.70, and (vi) expected term of 1.0 year. During the nine months June 30, 2017, the Company recognized $15,644 of income resulting from the decrease in the fair value of the warrant liability as of June 30, 2017.

Derivative Instrument – Series A Convertible Preferred Stock

The Company issued 11,667 shares of Series A Convertible Preferred Stock with attached warrants during the year ended September 30, 2015. The Company allocated $233,322 to stockholder’s equity and $116,678 to the derivative warrant liability. The warrants were issued with a down round provision. The warrants have a term of five years, 23,334 are exercisable at $30 per common share and 23,334 are exercisable at $45 per common share. On August 4, 2016, the exercise price was adjusted to $0.70 per share. During the year ended September 30, 2015, the Company recognized $30,338 of other expense related to the warrant liability. During the year ended September 30, 2016, the Company recognized $132,724 of other income resulting from the decrease in the fair value of the warrant liability at September 30, 2016.

As of June 30, 2017, the Company had outstanding 11,667 shares of Series A Convertible Preferred Stock with attached warrants that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $3,010 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 113.0%; (iii) risk free rate of .007%, (iv) stock price of $0.25, (v) per share conversion price of $0.70, and (vi) expected term of 1.0 year. During the nine months June 30, 2017, the Company recognized $11,270 of income resulting from the increase in the fair value of the warrant liability as of June 30, 2017.

Derivative Instrument – Series C Convertible Preferred Stock

The Company issued 1,785,715 shares of Series C Convertible Preferred Stock with attached warrants during the year ended September 30, 2016. In February 2017, the Company modified the term of the warrants to provide a down round provision.

As of June 30, 2017, the Company had outstanding 1,785,715 shares of Series C Convertible Preferred Stock with attached warrants that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $266,071 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 113.0%; (iii) risk free rate of .007%, (iv) stock price of $0.25, (v) per share conversion price of $0.70, and (vi) expected term of 4.0 years. During the nine months June 30, 2017, the Company recognized $266,071 of other expense resulting from the modification of the warrant, net of the decrease in the fair value of the warrant liability as of June 30, 2017.

Derivative Instrument – Placement Agent Warrants

During the nine months ended June 30, 2017, the Company revised five year placement agent warrants to purchase 312,500 shares of common stock. In February 2017, the Company reduced the price from $1.00 to $0.70 per share and the exercise price is now subject to adjustment.

As of June 30, 2017, the Company had placement agent warrants to purchase 312,500 shares of common stock that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $13,438 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 113.0%; (iii) risk free rate of .007%, (iv) stock price of $0.25, (v) per share conversion price of $0.70, and (vi) expected term of 1.0 year. During the nine months June 30, 2017, the Company recognized $13,428 of other expense resulting from the modification of the warrant, net of the decrease in the fair value of the warrant liability as of June 30, 2017.

Derivative Instrument – Series D Convertible Preferred Stock

The Company issued 1,016,014 shares of Series C Convertible Preferred Stock with attached warrants during the nine months ended June 30, 2017. In February 2017, the Company modified the term of the warrants to provide a down round provision.

As of June 30, 2017, the Company had outstanding 1,016,014 shares of Series D Convertible Preferred Stock with attached warrants that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $101,271 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 113.0%; (iii) risk free rate of .007%, (iv) stock price of $0.25, (v) per share conversion price of $0.70, and (vi) expected term of 4.35 years. During the nine months June 30, 2017, the Company recognized $101,171 of other expense resulting from the modification of the warrant, net of the decrease in the fair value of the warrant liability as of June 30, 2017.

10.
CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of June 30, 2017 and September 30, 2016 consisted of the following:

The Company entered into Convertible Promissory Notes totaling $710,000 with accredited investors during September 2015 to February 2016 to fund short-term working capital. The Notes accrue interest at a rate of 8% per annum and become due September 2016 to February 2017 and are convertible into common stock at the same price of our next financing. On November 31, 2016, holders of $695,000 of the Convertible Promissory Notes converted to 944,948 shares of common stock and five year warrants to purchase common stock at a price of $1.00 per share. The Company recorded accrued interest of $14,687 during the six months ended March 31, 2017. On February 15, 2017, the Company repaid the remaining $15,000 Promissory Note and accrued interest in cash.

On September 30, 2016, the Company entered into a $210,000 Convertible Promissory Note with Clayton A. Struve, an accredited investor and affiliate of the Company, to fund short-term working capital. The Convertible Promissory Note accrues interest at a rate of 10% per annum and becomes due on March 30, 2017. The Note holder can convert to common stock at $0.70 per share. During the nine months ended June 30, 2017, the Company recorded interest of $ 15,707 related to the convertible note.

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

11.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long-term debt as of June 30, 2017 and September 30, 2016 consisted of the following:

	June 30,	September 30,
	2017	2016

Capital Source Business Finance Group	$213,277	$370,404
Note payable to Umpqua Bank	199,935	199,935
Secured note payable to J3E2A2Z LP - related party	600,000	600,000
Total debt	1,013,212	1,170,339
Less current portion of long term debt	(1,013,212)	(1,170,339)
Long term debt	$-	$-

Capital Source Business Finance Group

The Company finances its TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations. On June 6, 2017, TransTech entered into the Fourth Modification to the Loan and Security Agreement. This secured credit facility was renewed until June 12, 2018 with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $500,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. The remaining balance on the accounts receivable line of $213,277 as of June 30, 2017 must be repaid by the time the secured credit facility expires on June 12, 2018, or the Company renews by automatic extension for the next successive one year term.

Note Payable to Umpqua Bank

The Company has a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which matures on December 31, 2017 and provides for interest at 3.25% per year. Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $20,827 as of June 30, 2017.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on September 30, 2017. The notes payable also provide for a second lien on our assets if not repaid by September 30, 2017 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. We recorded accrued interest of $53,630 as of June 30, 2017.

12.	EQUITY

Authorized Capital Stock

Series C and D Preferred Stock and Warrants

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

Because our preferred stock is perpetual, with no stated maturity date, and the conversions may occur any time from inception, the dividend is recognized immediately when a beneficial conversion exists at issuance. During the nine months ending June 30, 2017, the Company. recognized preferred stock dividends of $234,443 million on Series D preferred stock related to the beneficial conversion feature arising from a common stock effective conversion rate of $0.34 and $0.37 versus the original market price of $1.14 and $1.06 per common share, respectively.

On May 1, 2017, the Company issued 357,143 shares of Series D Convertible Preferred Stock (the “Series D Shares”) and a warrant to purchase 357,143 shares of common stock in a private placement to an accredited investor for gross proceeds of $250,000 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated May 1, 2016.

The initial conversion price of the Series D Shares is $0.70 per share, subject to certain adjustments. The initial exercise price of the warrant is $0.70 per share, also subject to certain adjustments. The Company also amended and restated the Certificate of Designation for the Series D Shares, resulting in an adjustment to the conversion price of all currently outstanding Series D Shares to $0.70 per share.

Having determined the effective conversion price, the Company then compared this to the fair value of the underlying Common Stock as of the commitment date, which was approximately $0.48 per share, and concluded that the conversion feature did not have an intrinsic value. As such, the Company concluded that the Series D Preferred Stock did not contain a beneficial conversion feature and an accounting entry and additional financial statement disclosure was not required

Common Stock

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

The following equity issuances occurred during the nine months ended June 30, 2017:

On October 21, 2015, the Company entered into a Public Relations Agreement with Financial Genetics LLC for public relation services. On October 18, 2016, the Company entered into an Amendment to Public Relations Agreement with Financial Genetics LLC. Under the Agreements, Financial Genetics was issued 359,386 shares of our common stock during the nine months ended June 30, 2017. The Company expensed $271,309 during the nine months ended June 30, 2017.

On October 6, 2016, the Company entered into a Services Agreement with Redwood Investment Group LLC for financial services. Under the Agreement, Redwood was issued 200,000 shares of our common stock. The Company expensed $140,000 during the nine months ended June 30, 2017.

The Company entered into Convertible Promissory Notes totaling $710,000 with accredited investors during September 2015 to February 2016 to fund short-term working capital. The Notes accrued interest at a rate of 8% per annum and became due September 2016 to February 2017 and were convertible into common stock as part of our next financing. On November 30, 2016, the Company converted $695,000 of the /Convertible Promissory Notes and interest of $54,078 into 936,348 shares of comment stock. The Company also issued warrants to purchase 936,348 shares of the Company’s common stock. The five-year warrants are exercisable at $1.00 per share, subject to adjustment.

On December 22, 2016, a supplier converted accounts payable totaling $6,880 into 8,600 shares of common stock.

Warrants to Purchase Common Stock

The following warrants were issued during the nine months ended June 30, 2017:

The Company entered into Convertible Promissory Notes totaling $710,000 with accredited investors during September 2015 to February 2016 to fund short-term working capital. The Notes accrued interest at a rate of 8% per annum and became due September 2016 to February 2017 and were convertible into common stock as part of our next financing. On November 30, 2016, the Company converted $695,000 of the /Convertible Promissory Notes and interest of $54,078 into 936,348 shares of comment stock. The Company also issued warrants to purchase 936,348 shares of the Company’s common stock. The five-year warrants are exercisable at $1.00 per share, subject to adjustment.

On November 14, 2016, the Company issued 187,500 shares of Series D Convertible Preferred Stock and a warrant to purchase 187,500 shares of common stock in a private placement to certain accredited investors for gross proceeds of $150,000 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated November 10, 2016. The warrant was valued at $131,250.

On December 19, 2016, the Company issued 187,500 shares of Series D Convertible Preferred Stock and a warrant to purchase 187,500 shares of common stock in a private placement to an accredited investor for gross proceeds of $150,000 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated December 14, 2016. The warrant was valued at $131,250.

On February 24, 2017, the Company issued 283,861 shares of Series D Convertible Preferred Stock and a warrant to purchase 283,861 shares of common stock in a private placement to an accredited investor for conversion of a $220,000 Promissory Note and accrued interest of $7,089 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated February 28, 2017. The warrant was valued at $198,703.

During the nine months ended June 30, 2017, the Company revised five year placement agent warrants to purchase 312,500 shares of common stock. The price was reduced from $1.00 to $0.70 per share and the exercise price is now subject to adjustment. The Company recorded 250,000 shares during the year ended September 30, 2016 the fair value of these warrants is $218,751 as of June 30, 2017.

On May 1, 2017, the Company issued 357,143 shares of Series D Convertible Preferred Stock and a warrant to purchase 357,143 shares of common stock in a private placement to an accredited investor for gross proceeds of $250,000 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated May 1, 2017. The warrant was valued at $5,357.

The conversion price of the Series D Shares and related warrants is currently $0.70 per share, subject to certain adjustments.

A summary of the warrants outstanding as of June 30, 2017 were as follows:

	June 30, 2017
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	3,453,171	$0.840
Issued	2,014,854	0.802
Exercised	-	-
Forfeited	-	-
Expired	(7,669)	(30.000)
Outstanding at end of period	5,460,356	$0.787
Exerciseable at end of period	5,460,356

A summary of the status of the warrants outstanding as of June 30, 2017 is presented below:

	June 30, 2017
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
4,517,341	3.76	$0.700	4,517,341	$0.700
936,348	4.42	1.000	936,348	1.000
6,667	1.75	30.000	6,667	30.000
5,460,356	3.81	$0.787	5,460,356	$0.787

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended June 30, 2017 were as follows:

Assumptions

Dividend yield	0%
Expected life	..25-3
Expected volatility	130%
Risk free interest rate	..01-.07%

There were vested warrants of 5,460,356 as of June 30, 2017 with an aggregate intrinsic value of $0.

13.	STOCK OPTIONS

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

Stock Option Activity

The Company had no stock option transactions during the nine months ended June 30, 2017.

There are currently 50,908 options to purchase common stock at an average exercise price of $18.05 per share outstanding as of June 30, 2017 under the 2011 Stock Incentive Plan. The Company recorded $32,661 and $35,511 of compensation expense, net of related tax effects, relative to stock options for the nine months ended June 30, 2017 and 2016 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00) and ($0.03) per share, respectively. As of June 30, 2017, there is approximately $80,502 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 2.42 years.

Stock option activity for the nine months ended June 30, 2017 and the years ended September 30, 2016 and 2015 was as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2014	87,333	$18.804	1,642,200
Granted	11,335	15.000	170,025
Exercised	-	-	-
Forfeitures	(41,261)	(18.286)	(754,500)
Outstanding as of September 30, 2015	57,407	18.425	1,057,725
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(6,499)	(21.403)	(139,098)
Outstanding as of September 30, 2016	50,908	18.045	918,627
Granted	-	-	-
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding as of June 30, 2017	50,908	$18.045	$918,627

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2017:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
13.500	3,334	1.50	$13.500	3,334	$13.50
15.000	20,906	2.08	15.000	9,570	15.00
19.500	13,334	2.33	19.500	13,334	19.50
22.500	13,334	2.88	22.500	13,334	22.50
	50,908	2.42	$18.045	39,572	$18.92

There were exercisable options of 39,572 as of June 30, 2017 with an aggregate intrinsic value of $0.

14.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Note 10 for Notes Payable to Ronald P. Erickson, our Chief Executive Officer Chief and/or entities in which Mr. Erickson has a beneficial interest.

Note Payable to Umpqua Bank

The Company has a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which matures on December 31, 2017 and provides for interest at 3.25% per year. Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $20,827 as of June 30, 2017.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on September 30, 2017. The notes payable also provide for a second lien on our assets if not repaid by September 30, 2017 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. We recorded accrued interest of $ 53,630 as of June 30, 2017.

Other Amounts Due to Mr. Erickson

Mr. Erickson and/or entities with which he is affiliated also have advanced $522,332 and have unreimbursed expenses and compensation of approximately $380,000. In total, the Company owes Mr. Erickson, or entities with which he is affiliated, $1,576,790 as of June 30, 2017.

15.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of our business. The Company is currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to our business.

Properties and Operating Leases

The Company is obligated under the following non-cancelable operating leases for its various facilities and certain equipment.

Years Ended June 30, 2017	Total
2018	$39,474
2019	67,896
2020	71,670
2021	-
2022	-
Beyond	-
Total	$179,040

Corporate Offices

On April 13, 2017, the Company leased its executive office located at 500 Union Street, Suite 810, Seattle, Washington, USA, 98101. The Company leases 943 square feet and the net monthly payment is $2,672. The monthly payment increases approximately 3% each year and the lease expires May 31, 2022.

TransTech Facilities

TransTech is located at 12142 NE Sky Lane, Suite 130, Aurora, OR 97002. TransTech leases a total of approximately 9,750 square feet of office and warehouse space for its administrative offices, product inventory and shipping operations. The Company leases this office on a month to month basis at $6,942 per month.

16.
SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available. Subsequent to June 30, 2017, there were the following material transactions that require disclosure:

Consulting Agreement with Phil Bosua

On July 7, 2017, the Company entered into a Consulting Agreement with Phil Bosua whereby Mr. Bosua can earn up to 200,000 shares of the Company’s company stock based on achieving certain product development and funding milestones.

Amended Notes Payable with Ronald P. Erickson, Chief Executive Officer

On July 14, 2017, the Company entered into amendments to two demand promissory notes, totaling $600,000, and a note payable for $200,000 related to the Umpqua Bank Business Loan Agreement with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. The amendments extend the due date from March 31, 2017 to September 30, 2017 and continue to provide for interest of 3% per annum and a second lien on company assets if not repaid by September 30, 2017 or converted into convertible debentures or equity on terms acceptable to the Holder.

Resignation of Jeffrey Wilson as Chief Financial Officer and Secretary

On July 31, 2017, Jeffrey Wilson resigned as Chief Financial Officer and Secretary of the Company.

Entry into Employment Agreement with Ronald P. Erickson, Chief Executive Officer

On August 4, 2017, the Board of Directors approved an Employment Agreement with Ronald P. Erickson pursuant to which the Company engaged Mr. Erickson as the Company’s Chief Executive Officer through June 30, 2018.

Mr. Erickson’s annual compensation is $180,000. Mr. Erickson is also entitled to receive an annual bonus and equity awards compensation as approved by the Board. The bonus should be paid no later than 30 days following earning of the bonus.

Mr. Erickson will be entitled to participate in all group employment benefits that are offered by the Company to the Company’s senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements.

If the Company terminates Mr. Erickson’s employment at any time prior to the expiration of the Term without Cause, as defined in the Employment Agreement, or if Mr. Erickson terminates his employment at any time for “Good Reason” or due to a “Disability”, Mr. Erickson will be entitled to receive (i) his Base Salary amount for one year; and (ii) medical benefits for eighteen months.

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

BUSINESS

We are focused on the development, marketing and sales of a proprietary technology which is capable of uniquely identifying and authenticating almost any substance using light to create, record and detect the unique digital “signature” of the substance. We call this our “ChromaID™” technology.

Overview

For the past several years we have focused on the development of our proprietary ChromaID™ technology. Using light from low-cost LEDs (light emitting diodes) we map the color of substances, fluids and materials and with our proprietary processes we can authenticate, identify and diagnose based upon the color that is present. The color is both visible to us as humans but also outside of the humanly visible color spectrum in the near infra-red and near ultra-violet. Our ChromaID scanner sees what we like to call “Nature’s Color Fingerprint.” Everything in nature has a unique color identifier and with ChromaID we can see it, and identify, authenticate and diagnose based upon the color that is present. Our ChromaID scanner is capable of uniquely identifying and authenticating almost any substance or liquid using light to create, record and detect its unique color signature. While we will continue to develop and enhance our ChromaID technology we have moved into the commercialization phase of our Company as we begin to both work with partners and internally to create revenue generating products for the marketplace.

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

In normal operation, a ChromaID master or reference scan is generated and stored in a database. We call this the ChromaID Reference Library. The Visualant scan head can then scan similar materials to identify, authenticate or diagnose them by comparing the new ChromaID digital signature scan to that of the original or reference ChromaID signature or scan result. Over time, we believe the ChromaID Reference Libraries can become a significant asset of the Company, providing valuable information in numerous fields of use.

We have pursued an active intellectual property strategy and have been granted eleven patents. We also have 20 patents pending. We possess all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to us in perpetuity by our strategic partner, Xinova, a spin off corporation from Intellectual Ventures, the large intellectual property fund.

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

The cornerstone of a company with a foundational platform technology is its intellectual property. The Company has pursued an active intellectual property strategy and has been granted eleven patents. The Company currently has 20 patents pending. The Company possesses all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to us in perpetuity by our strategic partner, Xinova.

The Company’s Patents

The Company believes that it’s eleven patents, 19 patent applications, two registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets. The Company’s patents will expire at various times between 2027 and 2033. The duration of the Company’s trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

The issued patents cover the fundamental aspects of the Visualant ChromaID technology and a growing number of unique applications ranging, to date, from invisible bar codes to tissue and liquid analysis.

The patents that have been issued to Visualant include:

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

On November 21, 2014, the Company was issued US Patent No. 8,888,207 B2 entitled “Systems, Methods, and Articles Related to Machine-Readable Indicia and Symbols” by the United States Office of Patents and Trademarks. The patent expires February 7, 2033. This patent describes using ChromaID to see what we call invisible bar codes and other identifiers.

On March 23, 2015, the Company was issued US Patent No. 8,988,666 B2 entitled “Method, Apparatus, and Article to Facilitate Evaluation of Objects Using Electromagnetic Energy” by the United States Office of Patents and Trademarks. The patent expires July 31, 2027.

On May 26, 2015, the Company was issued patent US Patent No. 9,041,920 B2 entitled “Device for Evaluation of Fluids using Electromagnetic Energy” by the United States Office of Patents and Trademarks. The patent expires March 12, 2033. This patent describes a ChromaID fluid sampling devices.

On April 19, 2016, the Company was issued patent US Patent No. 9,316,581 B2 entitled “Method, Apparatus, and Article to Facilitate Evaluation of Substances Using Electromagnetic Energy” by the United States Office of Patents and Trademarks. The patent expires March 12, 2033. This patent describes an enhancement to the foundational ChromaID technology.

On April 18, 2017, the Company was issued patent, US Patent No. 9,625,371 B2, is entitled “Method, Apparatus, and Article to Facilitate Evaluation of Substances Using Electromagnetic Energy.” The patent expires July 31, 2027. This patent pertains to the use of ChromaID technology for the identification and analysis of biological tissue. It has many potential applications in medical, industrial and consumer markets.

The Company continues to pursue a patent strategy to expand its unique intellectual property in the United States and other countries.

Joint Development Agreements and Product Strategy

The Company intends to engage with partners through licensing its ChromaID technology in various fields of use, entering in to joint venture agreements to develop specific applications, and it certain specific instances developing its own products for the marketplace.

The Company has deployed its ChromaID development kit to a number of potential joint venture partners and customers around the world. There are strong indications of interest in deploying our ChromaID technology in a wide variety of applications involving identification, authentication and diagnostics. The Company is focusing its current efforts on productizing the ChromaID technology as it moves out of the research laboratory and in to the marketplace. These efforts involve working on engineering issues necessary to provide consistent replicable results for customer end users.

Today, the Company currently has Joint Venture Agreements in place with Intellicheck and Biomedx for widely disparate applications. These two agreements have described in greater detail in prior Company filings. The agreement with Intellicheck focuses upon developing applications for law enforcement, defense and homeland security applications which deal with identification and authentication. The agreement with Biomedx focuses upon developing applications for determining certain qualities of human skin which are diagnostic in nature. The Company believes that these agreements will lead to products in the marketplace and a generation of revenues over time.

The Company is undertaking internal development work on potential products for the consumer marketplace. As these products begin to take form the Company will make appropriate product announcements.

Research and Development

Our research and development efforts are primarily focused improving the core foundational ChromaID technology and developing new and unique applications for the technology. As part of this effort, we typically conduct testing to ensure that ChromaID application methods are compatible with the customer’s requirements, and that they can be implemented in a cost effective manner. We are also actively involved in identifying new application methods. Our current team has considerable experience working with the application of light-based technologies and their application to various industries. We believe that its continued development of new and enhanced technologies relating to our core business is essential to our future success. We spent $325,803 and $362,661 during the years ended September 30, 2016 and 2015, respectively, on development activities.

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

(dollars in thousands)

	Three Months Ended June 30,
	2017	2016	$ Variance	% Variance

Revenue	$1,019	$1,833	$(814)	-44.4%
Cost of sales	844	1,496	(652)	43.6%
Gross profit	175	337	(162)	-48.1%
Research and development expenses	(9)	69	(78)	113.0%
Selling, general and administrative expenses	651	743	(92)	12.4%
Operating loss	(467)	(475)	8	1.7%
Other income (expense):
Interest expense	(11)	(118)	107	90.7%
Other income (expense)	2	(14)	16	114.3%
Gain on change- derivative liability warrants	1,004	2,835	(1,831)	-64.6%
(Loss) on conversion of debt	-	(507)	507	100.0%
Total other income	995	2,196	(1,201)	-54.7%
Net income	$528	$1,721	$(1,193)	-69.3%

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

Sales

Net revenue for the three months ended June 30, 2017 decreased $814,000 to $1,019,000 as compared to $1,833,000 for the three months ended June 30, 2016. The decrease was due to lower sales by TransTech resulting from a reduction in product sales and a large sale in 2016 that was not repeated in 2017.

Cost of Sales

Cost of sales for the three months ended June 30, 2017 decreased $652,000 to $844,000 as compared to $1,496,000 for the three months ended June 30, 2016. The decrease was due to lower sales by TransTech resulting from a reduction in product sales and a large sale in 2016 that was not repeated in 2017.

Gross profit was $175,000 for the three months ended June 30, 2017 as compared to $337,000 for the three months ended June 30, 2016. Gross profit was 17.1% for the three months ended June 30, 2017as compared to 18.4% for the three months ended June 30, 2016.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2017 decreased $78,000 to $(9,000) as compared to $69,000 for the three months ended June 30, 2016. The decrease was due to no for the RATLab and suppliers related to the commercialization of our ChromaID technology. The RATLab is no longer providing us with services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2017 decreased $92,000 to $651,000 as compared to $743,000 for the three months ended June 30, 2016.

The decrease primarily was due to a decrease in other expenses of $92,000. As part of the selling, general and administrative expenses for the three months ended June 30, 2017, we incurred investor relation, business development and consulting expenses of $66,000.

Other Income (Expense)

Other income for the three months ended June 30, 2017 was $995,000 as compared to other income of $2,196,000 for the three months ended June 30, 2016. The other income for the three months ended June 30, 2017 included (i) change in the value of derivatives of $1,004,000; (ii) by other income of $2,000; offset by (iii) interest expenses of $11,000. The decrease is a result of the decline of the derivative liability as our underlying stock price has declined.

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

Net Income

Net income for the three months ended June 30, 2017 was $528,000 as compared to net income of $1,721,000 for the three months ended June 30, 2016.

The net loss for the three months ended June 30, 2017, included non-cash expenses of $1,403,000, including (i) loss on change- derivative liability warrants of $212,000; (ii) depreciation and amortization of $30,000; (iii) stock based compensation of 11,000; (iv) issuance of capital stock for services and expenses of $40,000; and (v) bad debt losses on accounts receivable of $136,000; (vi) impairment of goodwill of $983,000; offset by (viii) [other expense of $10,000. TransTech’s net loss from operations was $135,000 for the three months ended June 30, 2017 as compared to net income of $8,000 for the three months ended June 30. 2016.

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

We expect losses to continue as we commercialize our ChromaID™ technology.

	Nine Months Ended June 30,
	2017	2016	$ Variance	% Variance

Revenue	$3,665	$4,586	$(921)	-20.1%
Cost of sales	2,995	3,835	(840)	21.9%
Gross profit	670	751	(81)	-10.8%
Research and development expenses	38	243	(205)	84.4%
Selling, general and administrative expenses	2,469	2,297	172	-7.5%
Impairment of goodwill	984	-	984	-100.0%
Operating loss	(2,821)	(1,789)	(1,032)	-57.7%
Other income (expense):
Interest expense	(80)	(255)	175	68.6%
Other (expense) income	45	(10)	55	550.0%
(Loss) gain on change- derivative liability warrants	(218)	1,966	(2,184)	-111.1%
(Loss) on conversion of debt	-	(507)	507	100.0%
Total other (expense) income	(253)	1,194	(1,447)	-121.2%
Net (loss)	$(3,074)	$(595)	$(2,479)	-416.6%

NINE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2016

Sales

Net revenue for the nine months ended June 30, 2017 decreased $921,000 to $3,665,000 as compared to $4,586,000 for the nine months ended June 30, 2016. The decrease was due to lower sales by TransTech resulting from a reduction in product sales and a large sale in 2016 that was not repeated in 2017.

Cost of Sales

Cost of sales for the nine months ended June 30, 2017 decreased $840,000 to $2,995,000 as compared to $3,835,000 for the nine months ended June 30, 2016. The decrease was due to lower sales by TransTech resulting from a reduction in product sales and a large sale in 2016 that was not repeated in 2017.

Gross profit was $670,000 for the nine months ended June 30, 2017 as compared to $751,000 for the nine months ended June 30, 2016. Gross profit was 18.3% for the nine months ended June 30, 2017 as compared to 16.4% for the nine months ended June 30, 2016.

Research and Development Expenses

Research and development expenses for the nine months ended June 30, 2017 decreased $205,000 to $38,000 as compared to $243,000 for the nine months ended June 30, 2016. The decrease was due to reduced expenditures for the RATLab and suppliers related to the commercialization of our ChromaID technology. The RATLab is no longer providing us with services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2017 increased $172,000 to $2,469,000 as compared to $2,297,000 for the nine months ended June 30, 2016.

The increase primarily was due to (i) increased business development, investor relation expenses and consulting expenses of $36,000 and (ii) increased bad debt losses on accounts receivable of $136,000; As part of the selling, general and administrative expenses for the nine months ended June 30, 2017, we incurred investor relation expenses and business development expenses of $522,000.

Impairment of Goodwill

Our TransTech business is very capital intensive. We reviewed TransTech’s operations based on its overall financial constraints and determined the value has been impaired. We recorded an impairment of goodwill associated with TransTech of $984,000 during the nine months June 30, 2017.

Other Income (Expense)

Other expense for the nine months ended June 30, 2017 was $253,000 as compared to other income of $1,194,000 for the nine months ended June 30, 2016. The other expense for the nine months ended June 30, 2017 included (i) change in the value of derivatives of $218,000; (ii) interest expenses of $80,000; offset by(iii) other income of $45,000. The decrease is a result of the decline of the derivative liability as our underlying stock price has declined.

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

Net (Loss)

Net loss for the nine months ended June 30, 2017 was $3,074,000 as compared to $595,000 for the nine months ended June 30, 2016. The net loss for the nine months ended June 30, 2017, included non-cash expenses of $1,926,000, including (i) depreciation and amortization of $72,000; (ii) issuance of capital stock for services and expenses of $411,000; (iii) stock based compensation of $33,000; (iv) bad debt losses on accounts receivable of $136,000; (v) loss on change- derivative liability warrants of $213,000; (vi) impairment of goodwill of $984,000; and (vii) other of $77,000.TransTech’s net loss from operations was ($237,000) for the nine months ended June 30, 2017 as compared to ($97,000) for the nine months ended June 30. 2016.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of approximately $23,000 and net working capital deficit of approximately $3,758,000 (excluding the derivative liability warrants of $411,000 as of June 30, 2017.  We expect losses to continue as we commercialize our ChromaID™ technology. Our cash used in operations for the nine months ended June 30, 2017 and the years ended September 30, 2016 and 2015 was $807,000, $3,373,000 and $240,000, respectively. We believe that our cash on hand will be sufficient to fund our operations through August 31, 2017.

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

We finance our TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations. On June 6, 2017, TransTech entered into the Fourth Modification to the Loan and Security Agreement. This secured credit facility was renewed until June 12, 2018. with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $500,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. The remaining balance on the accounts receivable line of $213,277 as of June 30, 2017 must be repaid by the time the secured credit facility expires on June 12, 2018, or the Company renews by automatic extension for the next successive one-year term.

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2017 was $807,000. This amount was primarily related to (i) a net loss of $3,074,000; (ii) other of $5,000; offset by (iii) a decrease in accounts receivable of $260,000 (iv) an increase in accounts payable and accrued expenses of $86,000; and (v) non-cash items of $1,926,000. The non-cash items include (i) depreciation and amortization of $72,000; (ii) issuance of capital stock for services and expenses of $411,000; (iii) stock based compensation of $33,000; (iv) bad debt losses on accounts receivable of $136,000; (v) loss on change- derivative liability warrants of $213,000; (vi) impairment of goodwill of $984,000; and (vii) other of $77,000.

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2017 was $640,000. This amount was primarily related to (i) proceeds from convertible notes of $330,000; (ii) proceeds from the sale of common and preferred stock of $577,000; offset by (iii) repayment from line of credit of $122,000; and (iv) repayment of convertible notes of $125,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our contractual cash obligations as of June 30, 2017 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$179,040	$39,474	$67,896	$71,670	$-
Convertible notes payable	210,000	210,000	-	-	-
Notes payable	1,013,212	1,013,212	-	-	-
Capital expenditures	100,000	20,000	40,000	40,000	-
	$1,502,252	$1,282,686	$107,896	$111,670	$-

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2017 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Financial Reporting: There were several late required Form 8-K and Form D SEC filings from April 1, 2017 to August 14, 2017. In addition, we believe there is a lack of segregation of duties over financial reporting. The Company is strengthening financial personnel and using a CFO consultant ensure accurate and timely financial reporting.

b) Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2017, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

We are currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to our business. We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

There are certain inherent risks which will have an effect on the Company’s development in the future and the most significant risks and uncertainties known and identified by our management are described below.

We need additional financing to support our technology development and ongoing operations, pay our debts and maintain ownership of our intellectual properties.

We are currently operating at a loss. We believe that our cash on hand will be sufficient to fund our operations through August 31, 2017. We need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.  We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected. We are currently attempting to raise up to $2,500,000 in gross proceeds through the sale of up to 3,125,000 shares of Series D Preferred Stock (and an equal number of warrants) on a “best efforts” basis. There can there can be no assurance that we will be able to sell that number of shares, if any. Furthermore, we do not currently have a sufficient number of shares of Preferred Stock authorized under our Articles of Incorporation to cover this sale and we will be required to amend the Articles of Incorporation in order to complete the full offering

We need to continue as a going concern if our business is to succeed.

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

As of June 30, 2017, we have a net working capital deficit of approximately $3,758,000 (excluding the derivative liability warrants of $411,000, and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

We have a $199,935 Business Loan Agreement with Umpqua Bank (the “Umpqua Loan”), which matures on December 31, 2017 and provides for interest at 3.25% per year. Related to this Umpqua Loan, we entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by us under the Umpqua Loan. We recorded accrued interest of $20,827 as of June 30, 2017.

We also have two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on September 30, 2017. The notes payable also provide for a second lien on our assets if not repaid by September 30, 2017 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. We recorded accrued interest of $ 53,630 as of June 30, 2017.

Mr. Erickson and/or entities with which he is affiliated also have advanced $522,332 and have unreimbursed expenses and compensation of approximately $380,000. In total, the Company owes Mr. Erickson, or entities with which he is affiliated, $1,576,790 as of June 30, 2017.

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

We have experienced net losses since inception. As of June 30, 2017, we had an accumulated deficit of $30,707,000 and net losses in the amount of $1,746,000 and $2,631,000 for the years ended September 30, 2016 and 2015, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our ChromaID business has produced minimal revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

We do not currently have internal resources which can work on engineering and product development matters. We have used third parties in the past and will continue to do so. Historically, our primary third-party research, partner was RATLab LLC, a Seattle based private research organization. As we move toward commercialization of our ChromaID technology, the RATLab is no longer providing us with these services. We are in the process of identifying an engineering and product development partner to work with us on engineering and product development issues. These resources are not always readily available and the absence of their availability could inhibit our research and development efforts and our responsiveness to our customers. We have had internal engineering and product development resources in the Company and plan to re-establish those resources in the future. Our inability to secure those resources could impact our ability to provide engineering and product development services and could have an impact on our customers’ willingness to use our ChromaID technology.

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

In December 8, 2009, we entered into the Capital Source credit facility. On June 6, 2017, TransTech entered into the Fourth Modification to the Loan and Security Agreement.

This Capital Source credit facility contains covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

As of June 30, 2017, two individuals in the aggregate, assuming the exercise of all warrants to purchase common stock, hold shares representing approximately 80% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, the agreement with one of these individuals limits his ownership to 4.99% individually. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of June 30, 2017, we had 3,860,486 shares of common stock issued and outstanding, held by 57 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of June 30, 2017, there were options outstanding for the purchase of 50,908 common shares, warrants for the purchase of 5,127,416 common shares, 2,825,053 shares of our common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock and up to 332,940 shares of our common stock issuable upon the exercise of placement agent warrants, all of which could potentially dilute future earnings per share.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2017, we had the following issuances of unregistered sales of equity securities:

We issued 61,905 shares of our common stock during the three months ended June 30, 201 under an investor relations services agreement with Financial Genetics LLC

We issued 357,143 shares of Series D Convertible Preferred Stock and a warrant to purchase 357,143 shares of common stock on May 1, 2017 in a private placement to an accredited investor for gross proceeds of $250,000 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated May 1, 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

3.3
Certificate of Amendment to the Restatement of the Articles of Incorporation dated June 11, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 17, 2015)

3.4
Amended and Restated Certificate of Designations, Preferences and Rights of the Company’s Series A Convertible Preferred Stock dated July 21, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 29, 2015)

3.5
Correction to Amended and Restated Certificate of Designations, Preferences and Rights of its Series A Convertible Preferred Stock dated March 8, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 15, 2016)

3.6
Amendment 2 of Series A Preferred Stock Terms dated February 19, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 15, 2016)

3.7
Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 11, 2016)

3.8
Form of Series C Convertible Preferred Stock 2016 (incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 1, 2016)

3.9
Certificate of Correction and Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to the Company’s Amended Current Report on Form 8-K/A, filed January 9, 2017)

3.10
Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 10, 2017)

3.11
Amended and Restated Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 5, 2017)

4.1
2011 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed January 11, 2013)

10.1
Form of Preferred Stock and Warrant Purchase Agreement by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 5, 2017)

10.2
Form of Amended and Restated Registration Rights Agreement. by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 5, 2017)

10.3
Form of Series F Warrant to Purchase Common Stock by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 5, 2017)

10.4
Amendment 9 to Demand Promissory Note dated January 9, 2017 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 9, 2017)

10.5
Amendment 10 to Demand Promissory Note dated January 9, 2017 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 9, 2017)

10.6
Amendment 11 to Demand Promissory Note dated January 9, 2017 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 9, 2017)

31.1
Certification of Principal Executive Officer Pursuant to Rule 13a-14          Filed herewith.

31.2
Certification of Principal Financial Officer Pursuant to Rule 13a-14           Filed herewith.

32.1
CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act       Filed herewith.

32.2
CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act       Filed herewith.

101.INS*
XBRL Instance Document

101.SCH*
XBRL Taxonomy Extension Schema Document

101.CAL*
XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*
XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*
XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*
XBRL Taxonomy Extension Definition Linkbase Document

*Filed Herewith. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INCORPORATED

(Registrant)

Date: August 14, 2017	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)