Form 10-K
period 2017-09-30
VISUALANT INC
filed 2017-12-29
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2017

☐ TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transaction period from ________ to ________

Commission File number               000-30262

VISUALANT, INC.

(Exact name of registrant as specified in charter)

Nevada	90-0273142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Union Street, Suite 810, Seattle, Washington USA	98101
(Address of principal executive offices)	(Zip Code)

206-903-1351
(Registrant's telephone number, including area code)

N/A
(Former name, address, and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2

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

As of March 31, 2017 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $1,389,796.

The number of shares of common stock, $.001 par value, issued and outstanding as of December 29, 2017: 4,655,486 shares

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

Overview

For the past several years we have focused on the development of our proprietary ChromaID™ technology. Using light from low-cost LEDs (light emitting diodes) we map the color of substances, fluids and materials and with our proprietary processes we can authenticate, identify and diagnose based upon the color that is present. The color is both visible to us as humans but also outside of the humanly visible color spectrum in the near infra-red and near ultra-violet and beyond. Our ChromaID scanner sees what we like to call “Nature’s Color Fingerprint.” Everything in nature has a unique color identifier and with ChromaID we can see it, and identify, authenticate and diagnose based upon the color that is present. Our ChromaID scanner is capable of uniquely identifying and authenticating almost any substance or liquid using light to create, record and detect its unique color signature. While we will continue to develop and enhance our ChromaID technology and extend its capacity, we have moved into the commercialization phase of our Company as we begin to both work with partners and internally to create revenue generating products for the marketplace.

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

The ChromaID technology looks beyond visible light frequencies to areas of near infra-red and ultraviolet light and beyond that are outside the humanly visible light spectrum. The data obtained allows us to create a very specific and unique ChromaID signature of the substance for a myriad of authentication, verification and diagnostic applications.

Traditional light-based identification technology, called spectrophotometry, has relied upon a complex system of prisms, mirrorsand visible light. Spectrophotometers typically have a higher cost and utilize a form factor (shape and size) more suited to a laboratory setting and require trained laboratory personnel to interpret the information. The ChromaID technology uses lower cost LEDs and photodiodes and specific frequencies of light resulting in a more accurate, portable and easy-to-use solution for a wide variety of applications. The ChromaID technology not only has significant cost advantages as compared to spectrophotometry, it is also completely flexible is size, shape and configuration. The ChromaID scan head can range in size from endoscopic to a scale that could be the size of a large ceiling-mounted florescent light fixture.

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

We have pursued an active intellectual property strategy and have been granted eleven patents. We also have 20 patents pending. We possess all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to us in perpetuity by our strategic partner, Allied Inventors, a spin off corporation from Intellectual Ventures, the large intellectual property fund.

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

The cornerstone of a company with a foundational platform technology is its intellectual property. We have pursued an active intellectual property strategy and has been granted eleven patents. We currently have 20 patents pending. We possesses all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to us in perpetuity by our strategic partner, Allied Inventors.

Our Patents

We believe that our eleven patents, 20 patent applications, two registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets. Our patents will expire at various times between 2027 and 2033. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

The issued patents cover the fundamental aspects of the Visualant ChromaID technology and a growing number of unique applications ranging, to date, from invisible bar codes to tissue and liquid analysis.

The patents that have been issued to Visualant and their dates of issuance are:

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

On May 26, 2015, we were issued US Patent No. 9,041,920 B2 entitled “Device for Evaluation of Fluids using Electromagnetic Energy” by the United States Office of Patents and Trademarks. The patent expires March 12, 2033. This patent describes a ChromaID fluid sampling devices.

On April 19, 2016, we were issued US Patent No. 9,316,581 B2 entitled “Method, Apparatus, and Article to Facilitate Evaluation of Substances Using Electromagnetic Energy” by the United States Office of Patents and Trademarks. The patent expires March 12, 2033. This patent describes an enhancement to the foundational ChromaID technology.

On April 18, 2017, we were issued US Patent No. 9,625,371 B2 entitled “Method, Apparatus, and Article to Facilitate Evaluation of Substances Using Electromagnetic Energy.” The patent expires July 31, 2027. This patent pertains to the use of ChromaID technology for the identification and analysis of biological tissue. It has many potential applications in medical, industrial and consumer markets.

We continue to pursue a patent strategy to expand its unique intellectual property in the United States and other countries.

Joint Development Agreements and Product Strategy

We are currently undertaking internal development work on potential products for the consumer marketplace. This development work is being performed through our Consulting Agreement with Phil Bosua, who serves as our Chief Product Officer. As these products begin to take form, we will make appropriate product announcements.

We also will continue to engage with partners through licensing our ChromaID technology in various fields of use, entering in to joint venture agreements to develop specific applications, and it certain specific instances developing its own products for the marketplace.

We have deployed our ChromaID development kit to a number of potential joint venture partners and customers around the world. There are strong indications of interest in deploying our ChromaID technology in a wide variety of applications involving identification, authentication and diagnostics. We are focusing our current efforts on productizing the ChromaID technology as it moves out of the research laboratory and in to the marketplace. These efforts involve working on engineering issues necessary to provide consistent replicable results for customer end users.

Today, we currently have Joint Venture Agreements in place with Intellicheck and Biomedx for widely disparate applications. These two agreements have described in greater detail in our prior filings. The agreement with Intellicheck focuses upon developing applications for law enforcement, defense and homeland security applications which deal with identification and authentication. The agreement with Biomedx focuses upon developing applications for determining certain qualities of human skin which are diagnostic in nature. We believe that these agreements will lead to products in the marketplace and a generation of revenues over time.

Research and Development

Our research and development efforts are primarily focused improving the core foundational ChromaID technology, extending its capacity and developing new and unique applications for the technology. As part of this effort, we typically conduct testing to ensure that ChromaID application methods are compatible with the customer’s requirements, and that they can be implemented in a cost effective manner. We are also actively involved in identifying new application methods. Our current team has considerable experience working with the application of light-based technologies and their application to various industries. We believe that its continued development of new and enhanced technologies relating to our core business is essential to our future success. We spent $79,405 and $325,803 during the years ended September 30, 2017 and 2016, respectively, on development activities. On July 6, 2017, we entered into a Consulting Agreement with Phil Bosua, our Chief Product Officer, whereby Mr. Bosua can earn up to 200,000 shares of the Company’s company stock based on achieving certain product development and funding milestones.

THE COMPANY’S COMMON STOCK

Our common stock trades on the OTCQB Exchange under the symbol “VSUL.”

PRIMARY RISKS AND UNCERTAINTIES

We are exposed to various risks related to our need for additional financing, the sale of significant numbers of our shares and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in Part I, Item 1A.

CORPORATE INFORMATION

We were incorporated under the laws of the State of Nevada on October 8, 1998. Our executive offices are located at 500 Union Street, Suite 810, Seattle, WA 98101. Our telephone number is (206) 903-1351 and its principal website address is located at www.visualant.net. The information on our website is not incorporated as a part of this Form 10-K.

EMPLOYEES

As of September 30, 2017, we had thirteen full-time employees and two consultants or consulting groups. Our senior management is located in the Seattle, Washington office.

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

We are currently operating at a loss. We believe that our cash on hand will be sufficient to fund our operations through January 31, 2018. We need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.  We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.  There can there can be no assurance that we will be able to sell that number of shares, if any.

We need to continue as a going concern if our business is to succeed.

Because of our recurring losses and negative cash flows from operations, the audit report of our independent registered public accountants on our consolidated financial statements for the year ended September 30, 2017 contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.  Factors identified in the report include our historical net losses, negative working capital, and the need for additional financing to implement our business plan and service our debt repayments. If we are not able to attain profitability in the near future our financial condition could deteriorate further, which would have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment. Further, we may be unable to pay our debt obligations as they become due, which include obligations to secured creditors. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.  Additionally, we are subject to customary operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

As of September 30, 2017, we have a net working capital deficit of approximately $4,099,000 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

We have a $199,935 Business Loan Agreement with Umpqua Bank. On December 19, 2017, the Umpqua Loan maturity was extended to March 31, 2018 and provides for interest at 4.00% per year. Related to this Umpqua Loan, we entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by us under the Umpqua Loan.

We also have two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on December 31, 2017. The notes payable also provide for a second lien on our assets if not repaid by December 31, 2017 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. We recorded accrued interest of $58,167 as of September 30, 2017.

Mr. Erickson and/or entities with which he is affiliated also have advanced $519,833 and have unreimbursed expenses and compensation of approximately $450,679. We owe Mr. Erickson, or entities with which he is affiliated, $1,570,511 as of September 30, 2017.

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

We have experienced net losses since inception. As of September 30, 2017, we had an accumulated deficit of $31,534,000 and net losses in the amount of $3,901,000 and $1,746,000 for the years ended September 30, 2017 and 2016, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our ChromaID business has produced minimal revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

We are in the early stages of commercializing our ChromaID™ technology.  To date, we have entered into one License Agreement with Sumitomo Precision Products Co., Ltd. and have a strategic relationship with Allied Inventors. More recently, we have entered into a Collaboration Agreement and License with Intellicheck Mobilisa, Inc. and BioMedx Inc. None of these relationships have generated any significant revenue. Failure to develop and sell products based upon our ChromaID technology, grant additional licenses and obtain royalties or develop other revenue streams will have a material adverse effect on our business, financial condition and results of operations.

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

We do not currently have internal resources which can work on engineering and product development matters. We have used third parties in the past and will continue to do so. Historically, our primary third-party research, partner was RATLab LLC, a Seattle based private research organization. As we move toward commercialization of our ChromaID technology, the RATLab is no longer providing us with these services. On July 6, 2017, we entered into a Consulting Agreement with Phil Bosua whereby Mr. Bosua can earn up to 200,000 shares of the Company’s company stock based on achieving certain product development and funding milestones. These resources are not always readily available and the absence of their availability could inhibit our research and development efforts and our responsiveness to our customers. We have had internal engineering and product development resources in the Company and plan to re-establish those resources in the future. Our inability to secure those resources could impact our ability to provide engineering and product development services and could have an impact on our customers’ willingness to use our ChromaID technology.

We are in the early stages of commercialization and our ChromaID technology and related products may never achieve significant commercial market acceptance.

Our success depends on our ability to develop and market products that are recognized as accurate and cost-effective. Many of our potential customers may be reluctant to use our new technology. Market acceptance will depend on many factors, including our ability to convince potential customers that our ChromaID technology and related products are an attractive alternativeto existing light-based technologies. We will need to demonstrate that our products provide accurate and cost-effective alternatives to existing light-based authentication technologies. Compared to most competing technologies, our technology is relativelynew, and most potential customers have limited knowledge of, or experience with, our products. Prior to implementing our ChromaID technology and related products, potential customers are required to devote significant time and effort to testing and validating our products. In addition, during the implementation phase, customers may be required to devote significant time and effort to training their personnel on appropriate practices to ensure accurate results from our technology and products. Any failure of our ChromaID technology or related products to meet customer expectations could result in customers choosing to retain their existing testing methods or to adopt systems other than ours.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. During the audit of our financial statements for the year ended September 30, 2017, our management identified material weaknesses in our internal control over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

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

Our services and license agreement with Allied Inventors is important to our business strategy and operations.

In November 2013, we entered into a five year strategic relationship with Allied Inventors, formerly Xinova and Invention Development Management Company, a former subsidiary of Intellectual Ventures, a private intellectual property fund with over $5 billion under management. Allied Inventors owns over 40,000 IP assets and has broad global relationships for the invention of technology, the filing of patents and the licensing of intellectual property. Allied Inventors has worked to expand the reach and the potential application of the ChromaID technology and has filed ten patents base on the ChromaID technology, which it has licensed to us.

The amended agreement with Allied Inventors covers a number of areas that are important to our operations, including the following:

●
The agreement requires Allied Inventors to identify and engage inventors to develop new applications of our ChromaID technology, present the developments to us for approval, and file at least ten patent applications to protect the developments;
●
We received a worldwide, nontransferable, exclusive license to the licensed intellectual property developed under this agreement within the identification, authentication and diagnostics field of use;
●
We received a nonexclusive and nontransferable option to acquire a worldwide, nontransferable, nonexclusive license to intellectual property held by Allied Inventors within that same field of use; and
●
We granted to Allied Inventors certain licenses to our intellectual property outside the identification, authentication and diagnostics field of use.

Failure to operate in accordance with the Allied Inventors agreement, or an early termination or cancellation of this agreement for any reason, would have a material adverse effect on ability to execute our business strategy and on our results of operations and business.

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

We rely on a combination of patent, trademark, and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. Obtaining and maintaining a strong patent position is important to our business. Patent law relating to the scope of claims in the technology fields in which we operate is complex and uncertain, so we cannot be assured that we will be able to obtain or maintain patent rights, or that the patent rights we may obtain will be valuable, provide an effective barrier to competitors or otherwise provide competitive advantages. Others have filed, and in the future are likely to file, patent applications thatare similar or identical to ours or those of our licensors. To determine the priority of inventions, or demonstrate that we did not derive our invention from another, we may have to participate in interference or derivation proceedings in the USPTO or in court that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot be assured our patent applications will prevail over those filed by others. Also, our intellectual property rights may be subject to other challenges by third parties. Patents we obtain could be challenged in litigation or in administrative proceedings such as ex parte reexam, inter parties review, or post grant review in the United States or opposition proceedings in Europe or other jurisdictions.

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

Legal actions to enforce our patent rights can be expensive and may involve the diversion of significant management time. In addition, these legal actions could be unsuccessful and could also result in the invalidation of our patents or a finding that they are unenforceable.We may or may not choose to pursue litigation or interferences against those that have infringed on our patents, or used them without authorization, due to the associated expense and time commitment of monitoring these activities. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could have a material adverse effect on our results of operations and business.

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

We currently have one full-time sales and business development manager for the ChromaID technology. This individual oversees sales of our products and IP licensing and manages critical customer and partner relationships. In addition, he manages and coordinates the business development resources at our strategic partners Allied Inventors and Sumitomo Precision Products as they relate to our ChromaID technology. We also work with third party entities that are focused in specific market verticals where they have business relationships that can be leveraged. Our subsidiary, TransTech Systems, has six sales and marketing employees on staff to support the ongoing sales efforts of that business. In order to commercialize products that are approved for commercial sales, we sell directly to our customers, collaborate with third parties that have such commercial infrastructure and work with our strategic business partners to generate sales. If we are not successful entering into appropriate collaboration arrangements, or recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty successfully commercializing our ChromaID technology, which would adversely affect our business, operating results and financial condition.

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

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 23,334 outstanding shares of Series A Preferred Stock, 1,785,715 outstanding shares of Series C Preferred Stock and 1,016,004 outstanding shares Series D preferred Stock, would adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $570,000 and the exercise price of outstanding warrants to purchase 3,782,616 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments.

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

As of September 30, 2017, two individuals in the aggregate, assuming the exercise of all warrants to purchase common stock, hold shares representing approximately 80% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, the agreement with one of these individuals limits his ownership to 4.99% individually. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of September 30, 2017, we had 4,655,486 shares of common stock issued and outstanding, held by 66 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of September 30, 2017, there were options outstanding for the purchase of 15,404 common shares, warrants for the purchase of 6,900,356 common shares, 2,825,053 shares of our common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock and up to 332,940 shares of our common stock issuable upon the exercise of placement agent warrants. In addition, we have an unknown number of shares are issuable upon conversion of convertible debentures of $570,000. All of which could potentially dilute future earnings per share.

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

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorizethe issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Corporate Offices

On April 13, 2017, the Company leased its executive office located at 500 Union Street, Suite 810, Seattle, Washington, USA, 98101. The Company leases 943 square feet and the net monthly payment is $2,672. The monthly payment increases approximately 3% each year and the lease expires on May 31, 2022.

TransTech Facilities

TransTech is located at 12142 NE Sky Lane, Suite 130, Aurora, OR 97002. TransTech leases a total of approximately 6,340 square feet of office and warehouse space for its administrative offices, product inventory and shipping operations. Effective December 1, 2017, TransTech leases this office from December 1, 2017 at $4,465 per month. The monthly payment increases approximately 3% each year and the lease expires on January 31, 2020. Until December 1, 2017, TransTech leased this office on a month to month basis at $6,942 per month.

ITEM 3.    LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. We are currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to our business.

ITEM 4.    MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5.   OTHER INFORMATION

This item is not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Authorized Capital Stock

We have authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares of preferred stock, par value $0.001 per share.

Voting Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

Series A Preferred Stock

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

Under the Amended and Restated Certificate, we had 11,667 shares of Series A Preferred authorized, all of which are outstanding. Each holder of outstanding shares of Series A Preferred is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred held by such holder are then convertible as of the applicable record date. We cannot amend, alter or repeal any preferences, rights, or other terms of the Series A Preferred so as to adversely affect the Series A Preferred, without the written consent or affirmativevote of the holders of at least 66% of the then outstanding shares of Series A Preferred, voting as a separate voting group, given by written consent or by vote at a meeting called for such purpose for which notice shall have been duly given to the holders of the Series A Preferred.

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

On August 14, 2017, the price of the Series A Preferred Stock and Series C Warrants were adjusted to $0.25 per share pursuant to the documents governing such instruments.

Series C and D Preferred Stock and Warrants

On August 5, 2016, we closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five year warrant to acquire 1,785,714 shares of common stock at $0.70 per share.

On November 14, 2016, we issued 187,500 shares of Series D Convertible Preferred Stock and a warrant to purchase 187,500 shares of common stock in a private placement to certain accredited investors for gross proceeds of $150,000 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated November 10, 2016.

On December 19, 2016, we issued 187,500 shares of Series D Convertible Preferred Stock and a warrant to purchase 187,500 shares of common stock in a private placement to an accredited investor for gross proceeds of $150,000 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated December 14, 2016.

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

On August 14, 2017, the price of the Series D Convertible Preferred Stock and a warrant were adjusted to $0.25 per share pursuant to the documents governing such instruments.

Common Stock

We are authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001. As of September 30, 2017, we had 4,655,486 shares of common stock issued and outstanding, held by 66 shareholders of record. The number of shareholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the shareholders for a vote, and no cumulative voting for directors is permitted.  Shareholders do not have any preemptive rights to acquire additional securities issued by us.  As of September 30, 2017, there were options outstanding for the purchase of 15,404 common shares, warrants for the purchase of 6,900,356 common shares, 2,825,053 shares of our common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock and up to 332,940 shares of our common stock issuable upon the exercise of placement agent warrants. In addition, we have convertible debentures of $570,000. All of which could potentially dilute future earnings per share.

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

Anti-Takeover Provisions

Nevada Revised Statutes

Acquisition of Controlling Interest Statutes.    Nevada's "acquisition of controlling interest" statutes contain provisions governing the acquisition of a controlling interest in certain Nevada corporations. These "control share" laws provide generally that any person who acquires a "controlling interest" in certain Nevada corporations may be denied certain voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights. These statutes provide that a person acquires a "controlling interest" whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the Nevada Revised Statutes, would enable that person to exercise (1) one-fifth or more, but less than one-third, (2) one-third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors. Once an acquirer crosses one of these thresholds, shares which it acquired in the transaction taking it over the threshold and within the 90 days immediately preceding the date when the acquiring person acquired or offered to acquire a controlling interest become "control shares" to which the voting restrictions described above apply. Our articles of incorporation and bylaws currently contain no provisions relating to these statutes, and unless our articles of incorporation or bylaws in effect on the tenth day after the acquisition of a controlling interest were to provide otherwise, these laws would apply to us if we were to (i) have 200 or more stockholders of record (at least 100 of which have addresses in the State of Nevada appearing on our stock ledger) and (ii) do business in the State of Nevada directly or through an affiliated corporation. As of September 30, 2017 we have less than 200 record stockholders. If these laws were to apply to us, they might discourage companies or persons interested in acquiring a significant interest in or control of the company, regardless of whether such acquisition may be in the interest of our stockholders.

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

Period Ended	High	Low
Year Ending September 30, 2017
September 30, 2017	$0.25	$0.11
June 30, 2017	$0.70	$0.23
March 31, 2017	$0.99	$0.54
December 31, 2016	$1.44	$0.66

Year Ending September 30, 2016
September 30, 2016	$3.50	$0.95
June 30, 2016	$9.35	$2.25
March 31, 2016	$8.04	$5.00
December 31, 2015	$9.00	$4.30

As of December 27, 2017, the high and low sales price of our common stock was $0.23 per share and $0.29 per share, respectively. As of December 29, 2017, there were 4,655,486 shares of common stock outstanding held by approximately 66 stockholders of record. This number does not include approximately 2,300 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Securities

During the three months ended September 30, 2017, we had the following sales of unregistered sales of equity securities:

On the year ended September 30, 2017, the Company issued 795,000 shares of restricted common stock to two Named Executive Officers employees, two directors and six employees and consultants and for services during 2015-2017. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $0.17 per share, the market price of our common stock. The Company expensed $135,150 during the year ended September 30, 2017.

INFORMATION

The following table provides information as of September 30, 2017 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity compensation
	exercise of outstanding	outstanding options,	plan (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plan
approved by shareholders	15,404	14.675	62,929
Equity compensation plans
not approved by shareholders	-	-	-
Total	15,404	14.675	62,929

ITEM 6.    SELECTED FINANCIAL DATA

Summary Financial Information

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended September 30, 2017 and 2016. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands)

	Years Ended September 30,
	2017	2016	2015	2014	2013

STATEMENT OF OPERATIONS DATA:
Net revenue	$4,874	$6,024	$6,291	$7,983	$8,573
Cost of goods sold	3,966	5,036	5,274	6,694	6,717
Gross profit	908	988	1,017	1,289	1,856
Research and development expenses	79	326	363	670	1,169
General and administrative expenses	3,088	3,355	2,984	3,180	4,581
Impairment of goodwill	984	-	-	-	-
Operating (loss)	(3,243)	(2,693)	(2,330)	(2,561)	(3,894)
Other expense	(658)	947	(271)	1,538	(2,741)
Net (loss)	(3,901)	(1,746)	(2,601)	(1,023)	$(6,635)
Income taxes current benefit	-	-	30	(6)	$(30)
Net (loss)	(3,901)	(1,746)	(2,631)	(1,017)	(6,605)
Noncontrolling interest	-	-	-	-	$17
Net (loss) attributable to Visualant, Inc. and Subsidiaries common shareholders	$(3,901)	$(1,746)	$(2,631)	$(1,017)	$(6,622)
Net (loss) per share	$(1.01)	$(1.22)	$(2.33)	$(1.24)	$(15.11)
Weighted average number of shares	3,844,840	1,428,763	1,131,622	819,563	437,049

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

Overview

For the past several years we have focused on the development of our proprietary ChromaID™ technology. Using light from low-cost LEDs (light emitting diodes) we map the color of substances, fluids and materials and with our proprietary processes we can authenticate, identify and diagnose based upon the color that is present. The color is both visible to us as humans but also outside of the humanly visible color spectrum in the near infra-red and near ultra-violet and beyond. Our ChromaID scanner sees what we like to call “Nature’s Color Fingerprint.” Everything in nature has a unique color identifier and with ChromaID we can see it, and identify, authenticate and diagnose based upon the color that is present. Our ChromaID scanner is capable of uniquely identifying and authenticating almost any substance or liquid using light to create, record and detect its unique color signature. While we will continue to develop and enhance our ChromaID technology and extend its capacity, we have moved into the commercialization phase of our Company as we begin to both work with partners and internally to create revenue generating products for the marketplace.

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

The ChromaID technology looks beyond visible light frequencies to areas of near infra-red and ultraviolet light and beyond that are outside the humanly visible light spectrum. The data obtained allows us to create a very specific and unique ChromaID signature of the substance for a myriad of authentication, verification and diagnostic applications.

Traditional light-based identification technology, called spectrophotometry, has relied upon a complex system of prisms, mirrorsand visible light. Spectrophotometers typically have a higher cost and utilize a form factor (shape and size) more suited to a laboratory setting and require trained laboratory personnel to interpret the information. The ChromaID technology uses lower cost LEDs and photodiodes and specific frequencies of light resulting in a more accurate, portable and easy-to-use solution for a wide variety of applications. The ChromaID technology not only has significant cost advantages as compared to spectrophotometry, it is also completely flexible is size, shape and configuration. The ChromaID scan head can range in size from endoscopic to a scale that could be the size of a large ceiling-mounted florescent light fixture.

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

We have pursued an active intellectual property strategy and have been granted eleven patents. We also have 20 patents pending. We possess all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to us in perpetuity by our strategic partner, Allied Inventors, a spin off corporation from Intellectual Ventures, the large intellectual property fund.

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

(dollars in thousands)

	Years Ended September 30,
	2017	2016	$ Variance	% Variance

Revenue	$4,874	$6,024	$(1,150)	-19.1%
Cost of sales	3,966	5,036	(1,070)	21.2%
Gross profit	908	988	(80)	-8.1%
Research and development expenses	79	326	(247)	75.8%
Selling, general and administrative expenses	3,088	3,355	(267)	8.0%
Impairment of goodwill	984	-	-	-100.0%
Operating loss	(3,243)	(2,693)	434	16.1%
Other (expense) income:
Interest expense	(377)	(324)	(53)	-16.4%
Other (expense)	(63)	(11)	(52)	-472.7%
(Loss) gain on change- derivative liability warrants	(218)	2,560	(2,778)	-108.5%
(Loss) on conversion of debt	-	(1,278)	1,278	100.0%
Total other (expense) income	(658)	947	(1,605)	-169.5%
Income before income taxes	(3,901)	(1,746)	(1,171)	-67.1%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	(3,901)	(1,746)	(1,171)	-67.1%

Sales

Net revenue for the year ended September 30, 2017 decreased $1,150,000 to $4,874,000 as compared to $6,024,000 for the year ended September 30, 2016. The decrease was due to lower sales by TransTech resulting from a reduction in product sales and a large sale in 2016 that was not repeated in 2017.

Cost of Sales

Cost of sales for the year ended September 30, 2017 decreased $1,070,000 to $3,966,000 as compared to $5,036,000 for the year ended September 30, 2016. The decrease was due to lower sales by TransTech resulting from a reduction in product sales and a large sale in 2016 that was not repeated in 2017.

Gross profit was $908,000 for the year ended September 30, 2017 as compared to $988,000 for the year ended September 30, 2016. Gross profit was 18.6% for the year ended September 30, 2017 as compared to 16.4% for the year ended September 30, 2016.

Research and Development Expenses

Research and development expenses for the year ended September 30, 2017 decreased $247,000 to $79,000 as compared to $326,000 for the year ended September 30, 2016. The decrease was due to reduced expenditures for the RATLab and suppliers related to the commercialization of our ChromaID technology. The RATLab is no longer providing us with services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2017 decreased $267,000 to $3,088,000 as compared to $3,355,000 for the year ended September 30, 2016.

The decrease primarily was due to (i) decreased business development and investor relation expenses of $112,000; (ii) reduced consulting expenses of $107,000; (iii) decreased amortization expense of $71,000; (iv) decreased payroll expenses of $69,000; (v) decreased legal expenses of $46,000;(vi) decreased other expenses of $46,000;offset by (vii) increased bad debt losses on accounts receivable of $136,000; and (viii) increased marketing expenses of $48,000. As part of the selling, general and administrative expenses for the year ended September 30, 2017, we incurred investor relation expenses and business development expenses of $692,000.

Impairment of Goodwill

Our TransTech business is very capital intensive. We reviewed TransTech’s operations based on its overall financial constraints and determined the value has been impaired. We recorded an impairment of goodwill associated with TransTech of $984,000 during the year September 30, 2017.

Other Income (Expense)

Other expense for the year ended September 30, 2017 was $658,000 as compared to other income of $947,000 for the year ended September 30, 2016. The other expense for the year ended September 30, 2017 included (i) change in the value of derivatives of $218,000; (ii) interest expense of $377,000; (iii) other expense of $63,000. The decrease is a result of the decline of the derivative liability as our underlying stock price has declined and conversion of interest and amortization of debt discount of $227,000.

The other income for the year ended September 30, 2016 included change in the value of derivatives of $2,560,000, offset by the loss on the retirement of debt of $1,278,000, interest expenses of $324,000 and other expenses of $11,000. The gain on the value of the derivative instruments is a result of the decline of the derivative liability as our underlying stock price has declined.

Net (Loss)

Net loss for the year ended September 30, 2017 was $3,901,000 as compared to $1,746,000 for the year ended September 30, 2016. The net loss for the year ended September 30, 2017, included non-cash expenses of non-cash items of $2,397,000. The non-cash items include (i) depreciation and amortization of $81,000; (ii) issuance of capital stock for services and expenses of $548,000; (iii) stock based compensation of $38,000; (iv) bad debt losses and provision on loss on accounts receivable of $141,000; (v) impairment of goodwill of $984,000; (vi) loss on sale of assets $113,000; (vii) conversion of interest and amortization of debt discount of $227,000; and (viii) reclassification of derivative liability of $410,000; offset by (ix) loss on change- derivative liability warrants of $145,000. TransTech’s net loss from operations was ($256,000) for the year ended September 30, 2017 as compared to ($192,000) for the year ended September 30, 2016.

The net loss for the year ended September 30, 2016, included non-cash income of $956,000, including (i) gain on change- derivative liability warrants of $2,560,000, offset by (ii) other of $34,000, (iii) depreciation and amortization of $179,000; (iv) stock based compensation of $46,000; (v) share and warrant issuances of $395,000; (vi) loss on conversion of preferred stock $675,695; (vii) loss on settlement of debt $97,037;(viii) loss on termination of stock purchase agreement $505,000; (ix) amortization of debt discounts $299,412.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of approximately $103,000 and net working capital deficit of approximately $4,099,000 as of September 30, 2017.  We have experienced net losses since inception and we expect losses to continue as we commercialize our ChromaID™ technology. As of September 30, 2017, we had an accumulated deficit of $31,534,000 and net losses in the amount of $3,901,000 and $1,746,000 for the years ended September 30, 2017 and 2016, respectively. We believe that our cash on hand will be sufficient to fund our operations through January 31, 2018.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended September 30, 2017 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

We need additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business.We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the issuance of preferred stock, the sale common stock, issuance of common stock in conjunction with an equity line of credit, loans by our Chief Executive Officer and the exercise of warrants.

We finance our TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations. On June 6, 2017, TransTech entered into the Fourth Modification to the Loan and Security Agreement. This secured credit facility was renewed until June 12, 2018 with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $500,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. The remaining balance on the accounts receivable line of $365,725 ($16,000 available) as of September 30, 2017 must be repaid by the time the secured credit facility expires on June 12, 2018, or the Company renews by automatic extension for the next successive one year term.

Operating Activities

Net cash used in operating activities for the year ended September 30, 2017 was $1,264,000. This amount was primarily related to (i) a net loss of $3,901,000; offset by (ii) a decrease in accounts receivable and prepaid expenses of $27,000; (iii) a decrease in inventory of $69,000; (iv) an increase in accounts payable, accrued expenses and deferred revenue of $198,000; (v) non-cash expenses of non-cash items of $2,397,000. The non-cash items include (i) depreciation and amortization of $81,000; (ii) issuance of capital stock for services and expenses of $548,000; (iii) stock based compensation of $38,000; (iv) bad debt losses and provision on loss on accounts receivable of $141,000; (v)impairment of goodwill of $984,000; (vi) loss on sale of assets $113,000; (vii) conversion of interest and amortization of debt discount of $227,000; and (viii) reclassification of derivative liability of $410,000; offset by (ix) loss on change- derivative liability warrants of $145,000.

Financing Activities

Net cash provided by financing activities for the year ended September 30, 2017 was $1,145,000. This amount was primarily related to (i) proceeds from convertible notes of $690,000; (ii) proceeds from the sale of common and preferred stock of $550,000; and (iii) proceeds from line of credit of $30,000; offset by (iv) repayment of convertible notes of $125,000.

Our contractual cash obligations as of September 30, 2017 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$268,776	$75,726	$136,940	$56,110	$-
Convertible notes payable	570,000	570,000	-	-	-
Notes payable	1,165,660	1,165,660	-	-	-
Capital expenditures	100,000	20,000	40,000	40,000	-
	$2,104,436	$1,831,386	$176,940	$96,110	$-

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  We record a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $35,000 and $25,000 reserve for impaired inventory as of September 30, 2017 and 2016, respectively.

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

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2017 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee: While we have an audit committee, we lack a financial expert. During 2018, the Board expects to appoint an additional independent Director to serve as Audit Committee Chairman who is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002.

Financial Reporting: There were several late required Form 8-K and Form D SEC filings from April 1, 2017 to August 14, 2017. In addition, we believe there is a lack of segregation of duties over financial reporting. The Company is strengthening financial personnel and using a consultant to ensure accurate and timely financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2017.

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended September 30, 2017, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended September 30, 2017 that were not filed.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Director/ Executive Officer
Directors-
Ronald P. Erickson	73	Chairman of the Board, Chief Executive Officer and President (1)
		Interim Chief Financial Officer
Jon Pepper	66	Director (2)
Ichiro Takesako	58	Director

Executive Officers-
Todd Martin Sames	63	Executive Vice President of Business Development

(1) Chairman of the Nomination and Governance Committee.
(2) Chairman of the Audit and Compensation Committees.

All directors hold office until their successors are duly appointed or until their earlier resignation or removal.

Background and Business Experience

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
April 2014:
relieved from General Manager of Business Development Department and is responsible for M2M Technologies Inc. as its CEO
March 2017:
Established own company, At Signal, Inc., and taking over the business and technologies previously held by M2M Technologies, retired from Sumitomo Precision Products

Mr. Takesako was appointed as a Director based on his position with Sumitomo and Sumitomo's significant partnership with the Company. After Sumitomo decided to exit from relationship, Mr. Takesako remains as board member.

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
Jon Pepper

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during the fiscal year ended September 30, 2017 served as an officer, former officer, or employee of the Company or participated in a related party transaction that would be required to be disclosed in this prospectus. Further, during this period, no executive officer of the Company served as:

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our executive officers named in the Compensation Table on page 31 under “Remuneration of Executive Officers” (the “Named Executive Officers”) who served during the year ended September 30, 2017. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure. The principles and guidelines discussed herein would also apply to any additional executive officers that the Company may hire in the future.

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

Setting Executive Compensation

The Compensation Committee believes that compensation for the Company’s executive officers must be managed to what we can afford and in a way that allows for us to meet our goals for overall performance. During 2017 and 2016, the Compensation Committee and the Board compensated its Chief Executive Officer with an annual salary of $180,000 effective June 1, 2012. During 2017 and 2016, the Committee compensated its Chief Financial Officer with an annual salary of $120,000 effective June 1, 2012. This compensation reflected the financial condition of the Company. Other Named Executive Officers were paid by us during 2017 and 2016. The Compensation Committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Executive Compensation Components for the Year Ended September 30, 2017

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the year that ended on September 30, 2017. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For the year that ended on September 30, 2017, the principal components of compensation for named executive officers were base salary.

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

Performance-Based Incentive Compensation

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s Named Executive Officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the Named Executive Officers during the year ended September 30, 2017 based on our financial condition.

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

The Named Executive Officers did not receive stock grants and option awards during the year ended September 30, 2017.

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

Entry into Employment Agreement with Ronald P. Erickson, Chief Executive Officer

On August 4, 2017, the Board of Directors approved an Employment Agreement with Ronald P. Erickson pursuant to which the we engaged Mr. Erickson as our Chief Executive Officer through June 30, 2018.

Mr. Erickson’s annual compensation is $180,000. Mr. Erickson is also entitled to receive an annual bonus and equity awards compensation as approved by the Board. The bonus should be paid no later than 30 days following earning of the bonus.

Mr. Erickson will be entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements.

If we terminate Mr. Erickson’s employment at any time prior to the expiration of the Term without Cause, as defined in the Employment Agreement, or if Mr. Erickson terminates his employment at any time for “Good Reason” or due to a “Disability”, Mr. Erickson will be entitled to receive (i) his Base Salary amount for one year; and (ii) medical benefits for eighteen months.

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

THE COMPENSATION COMMITTEE

Jon Pepper, Chairman

EXECUTIVE COMPENSATION

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the fiscal years ended September 30, 2017 and 2016:

Summary Compensation Table

All
					Stock	Option	Other
			Salary	Bonus	Awards	Awards	Compensation	Total
Name	Principal Position		($)	($)	($) (4)	($)	($)	($)
Salary-
Ronald P. Erickson (1)	Chief Executive Officer and Interim Chief Financial Officer	9/30/2017	$ 180,000	$ -	$ 34,000	$ -	$ -	$ 214,000
		9/30/2016	$ 180,000	$ -	$ -	$ -	$ -	$ 180,000

Jeff T. Wilson (2)	Former Chief Financial Officer	9/30/2017	$ 87,500	$ -	$ -	$ -	$ -	$ 87,500
		9/30/2016	$ 8,300	$ -	$ -	$ -	$ -	$ 8,300

Todd Martin Sames (3)	Executive Vice President of Business Development	9/30/2017	$ 120,000	$ -	$ 25,500	$ -	$ -	$ 145,500
		9/30/2016	$ 120,000	$ -	$ -	$ -	$ -	$ 120,000

(1) During the years ended September 30, 2017 and 2016, Mr. Erickson was compensated at a monthly salary of $15,000. As of September 30, 2017 and 2016, Mr. Erickson had accrued but unpaid salary of $7,500 and $105,000, respectively. This accrual was based on the tight cash flow of the Company and agreed to by Mr. Erickson, but there was no formal deferral agreement. There was no accrued interest paid on the unpaid salary. The 200,000 of restricted common stock was issued on September 7, 2017 to Mr. Erickson at the grant date market value of $0.17 per share.

(2) During the period October 1, 2016 to May 15, 2017, Mr. Wilson was compensated at a monthly salary of $10,000. During the period May 16, 2017 to July 31, 2017, Mr. Wilson was compensated at a monthly rate of $5,000. As of September 30, 2017, Mr. Wilson had alleged unpaid compensation of $12,500. During the period from September 6, 2016 to September 30, 2016, Mr. Wilson was paid $8,300. Mr. Wilson was appointed Chief Financial Officer on September 6, 2016 and he departed July 31, 2017.

(3) During the year ended September 30, 2017 and 2016, Mr. Sames was compensated at a monthly salary of $10,000. As of September 30, 2017 and 2016, Mr. Sames had accrued but unpaid salary of $10,000 and $25,000, respectively, This accrual was based on the tight cash flow of the Company and agreed to by Mr. Sames, but there was no formal deferral agreement. There was no accrued interest paid on the unpaid salary. The 150,000 of restricted common stock was issued on September 7, 2017 to Mr. Sames at the grant date market value of $0.17 per share.

(4) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Grants of Stock Based Awards in Fiscal Year Then Ended September 30, 2017

The Compensation Committee approved the following performance-based incentive compensation to the Named Executive Officers during the year ended September 30, 2017.

All Other
								Stock			Grant
								Awards;	All Other		Date
								Number	Option	Exercise	Fair
								of	Awards;	or	Value
		Estimated Future Payouts Under			Estimated Future Payouts Under			Shares of	Number of	Base	of
		Non-Equity Incentive Plan			Equity Incentive Plan			of	Securities	Price of	Stock
		Awards			Awards			Stock or	Underlying	Option	and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh) (4)	Awards

Ronald P. Erickson (1)		$-	$-	$-	300,000	300,000	300,000	200,000	-	$0.170	$34,000

Jeff T Wilson (2)		$-	$-	$-	-	-	-	-	-	$-	$-

Todd Martin Sames (3)		$-	$-	$-	100,000	100,000	100,000	150,000	-	$0.170	$25,500

(1) The restricted common stock was issued on September 7, 2017 to Mr. Erickson at the grant date market value of $0.17 per share.  The estimated future payments include 100,000 shares to be issued on January 1, 2018, 2019 and 2020.

(2) Mr. Wilson was appointed Chief Financial Officer on September 6, 2016 and he departed July 31, 2017.

(3) The restricted common stock was issued on September 7, 2017 to Mr. Sames at the grant date market value of $0.17 per share.  The estimated future payments include 66,667 shares to be issued on January 1, 2018, 2019 and 2020.

(4) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards as of Fiscal Year Then Ended September 30, 2017

Our Named Executive Officers did not have any outstanding equity awards as of September 30, 2017.

Option Exercises and Stock Vested

Our Named Executive Officers the following stock vested options during the year ended September 30, 2017.

	Option Awards		Stock Awards (4)
	Number of Shares	Value Realized	Number of Shares	Value Realized
Name	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
	(#)	($)	(#)	($)
Ronald P. Erickson (1)	-	$-	200,000	$34,000

Jeff T. Wilson (2)	-	$-	-	$-

Todd Martin Sames (3)	-	$-	150,000	$25,500

(1) The restricted common stock was issued on September 7, 2017 to Mr. Erickson at the grant date market value of $0.17 per share.

(2) Mr. Wilson was appointed Chief Financial Officer on September 6, 2016 and he departed July 31, 2017.

(3) The restricted common stock was issued on September 7, 2017 to Mr. Sames at the grant date market value of $0.17 per share.

(4) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Pension Benefits

We do not provide any pension benefits.

Nonqualified Deferred Compensation

We do not have a nonqualified deferral program.

Employment Agreements

We have an employment agreement with Ronald P. Erickson.

Potential Payments upon Termination or Change in Control

We have the following potential payments upon termination or change in control with Ronald P. Erickson:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 9/30/17	on 9/30/17	on 9/30/17	on 9/30/17	on 9/30/17
Compensation:
Base salary (1)	$-	$-	$180,000	$180,000	$-
Performance-based incentive
compensation (2)	$-	$-	$51,000	$51,000	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits (3)	$-	$-	$41,886	$41,886	$-
Accrued vacation pay	$-	$-	$34,615	$34,615	$-

Total	$-	$-	$307,501	$307,501	$-

(1)
Reflects a salary for one year.
(2)
Reflects the vesting of estimated future payments includes 100,000 shares to be issued on January 1, 2018, 2019 and 2020 valued at $0.17 per share.
(3)
Reflects the cost of medical benefits for eighteen months.

We do not have any potential payments upon termination or change in control with our other Named Executive Officers.

DIRECTOR COMPENSATION

We primarily use stock options grants to incentive compensation to attract and retain qualified candidates to serve on the Board. This compensation reflected the financial condition of the Company. In setting director compensation, we consider the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by our members of the Board. During year then ended September 30, 2017, Ronald Erickson did not receive any compensation for his service as a director.  The compensation disclosed in the Summary Compensation Table on page 31 represents the total compensation for Mr. Erickson.

Compensation Paid to Board Members

Our independent non-employee directors are not compensated in cash.   The only compensation generally has been in the form of stock awards. There is no formal stock compensation plan for independent non-employee directors. Our non-employee directors received the following compensation during the year ended September 30, 2017.

	Stock	Option	Other
Name	Awards (3)	Awards	Compensation	Total
Jon Pepper (1)	$25,500	$-	$-	$25,500
Ichiro Takesako (2)	17,000	-	-	17,000
	-	-	-	-

Total	$42,500	$-	$-	$42,500

(1) The restricted common stock was issued on September 7, 2017 to Mr. Pepper at the grant date market value of $0.17 per share.

(2) The restricted common stock was issued on September 7, 2017 to Mr. Pepper at the grant date market value of $0.17 per share.

(3) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of September 30, 2017 by:

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

Unless otherwise indicated below, each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address for each person shown in the table is c/o Visualant, Inc. 500 Union Street, Suite 810, Seattle Washington, unless otherwise indicated.

	Shares Beneficially Owned
	Amount	Percentage
Directors and Officers-
Ronald P. Erickson (1)	358,085	7.7%
Jon Pepper (3)	163,000	3.5%
Todd Martin Sames (4)	151,667	3.3%
Ichiro Takesako (5)	115,385	2.5%
Jeffrey T. Wilson (2)	-	-
Total Directors and Officers (5 in total)	788,137	16.9%

* Less than 1%.

(1) Includes 355,086 shares of shares of common stock beneficially owned.

(2) Mr. Wilson was appointed Chief Financial Officer on September 6, 2016 and he departed July 31, 2017. Mr. Wilson does not have any beneficial ownership.

(3) Includes 163,000 shares of shares of common stock beneficially owned by Mr. Pepper.

(4) Includes 151,667 shares of shares of common stock beneficially owned by Mr. Sames.

(5) Includes 115,385 shares of shares of common stock beneficially owned by Ichiro Takesako.

	Shares Beneficially Owned
	Amount	Percentage
Greater Than 5% Ownership

Clayton A. Struve (1)	9,323,438	66.7%
	Blocker at 4.99%

Dale Broadrick (2)	2,166,819	37.6%

Special Situations Technology Funds, L.P./ Adam Stettner (3)	318,000	6.5%
	Blocker at 9.99%

(1) Reflects the shares beneficially owned by Clayton A. Struve. This total includes Preferred Stock that converts into 2,801,709 shares of common stock, a warrant to purchase 4,241,719 shares of common stock and Convertible notes of $570,000 that convert into 2,280,000 shares of common stock. The address of Clayton A. Struve is 175 West Jackson Blvd, Suite 440, Chicago, Illinois.

(2) Reflects the shares beneficially owned by Dale Broadrick. This total includes 1,053,801 shares and a total of 1,113,018 Warrants to purchase shares of our common stock. The address of Dale Broadrick is 3003 Brick Church Pike, Nashville, Tennessee.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related party transactions for the year ended September 30, 2017 are detailed below and in the Footnotes to this Annual Report on Form 10-K.

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

Director Independence

The Board has affirmatively determined that Mr. Pepper and Mr. Takesako are each an independent director.  For purposes of making that determination, the Board used NASDAQ’s Listing Rules even though the Company is not currently listed on NASDAQ.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Since October 1, 2014, we have engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities and affiliates, or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

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

Services and License Agreement Allied Inventors, L.L.C.

In November 2013, we entered into a Services and License Agreement with Invention Development Management Company. IDMC was a subsidiary of Intellectual Ventures, which collaborates with inventors and partners with pioneering companies and invests both expertise and capital in the process of invention. On November 19, 2014, we amended the Services and License Agreement with IDMC. This amendment exclusively licenses 10 filed patents to us. In May of 2016, Intellectual Ventures was spun out IDMC into an independent company now called Allied Inventors, L.L.C. The relationship remains intact.

We have received a worldwide, nontransferable, exclusive license to the intellectual property developed under the Allied Inventors agreement during the term of the agreement, and solely within the identification, authentication and diagnostics field of use, to (a) make, have made, use, import, sell and offer for sale products and services; (b) make improvements; and (c) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

Allied Inventors is providing global business development services to us for geographies not being pursued by Visualant. Also, Allied Inventors has introduced us to potential customers, licensees and distributors for the purpose of identifying and pursuing a license, sale or distribution arrangement or other monetization event.

We granted to Allied Inventors a nonexclusive, worldwide, fully paid, nontransferable, sublicenseable, perpetual license to our intellectual property solely outside the identification, authentication and diagnostics field of use to (a) make, have made, use, import, sell and offer for sale products and services and (b) grant sublicenses of any and all of the foregoing rights (including the right to grant further sublicenses).

We granted to Allied Inventors a nonexclusive, worldwide, fully paid up, royalty-free, nontransferable, non-sublicenseable, perpetual license to access and use our technology solely for the purpose of marketing the aforementioned sublicenses of our intellectual property to third parties outside the designated fields of use.

In connection with the original license agreement, we issued a warrant to purchase 97,169 shares of common stock to Allied Inventors as consideration for the exclusive intellectual property license and application development services. The warrant has a current exercise price of $0.25 per share and expires November 10, 2018. The per share price is subject to adjustment based on any issuances below $0.25 per share except as described in the warrant.

We agreed to pay Allied Inventors a percentage of license revenue for the global development business services and a percentage of revenue received from any company introduce to us by Allied Inventors. We also have also agreed to pay Allied Inventors a royalty when we receive royalty product revenue from an IDMC-introduced company. Allied Inventors has agreed to pay us a license fee for the nonexclusive license of our intellectual property.

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

Related Party Transactions with Ronald P. Erickson

We have a $199,935 Business Loan Agreement with Umpqua Bank. On December 19, 2017, the Umpqua Loan maturity was extended to March 31, 2018 and provides for interest at 4.00% per year. Related to this Umpqua Loan, we entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by us under the Umpqua Loan.

We also have two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on December 31, 2017. The notes payable also provide for a second lien on our assets if not repaid by December 31, 2017 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. We recorded accrued interest of $58,167 as of September 30, 2017.

Mr. Erickson and/or entities with which he is affiliated also have advanced $519,833 and have unreimbursed expenses and compensation of approximately $450,679. We owe Mr. Erickson, or entities with which he is affiliated, $1,570,511 as of September 30, 2017.

On July 12, 2016, Mr. Erickson and/or entities with which he is affiliated exercised a warrant for 66,667 shares of our common stock at $2.50 per share or $166,668.

On August 4, 2017, the Board of Directors approved an Employment Agreement with Ronald P. Erickson pursuant to which we engaged Mr. Erickson as the Company’s Chief Executive Officer through June 30, 2018.

Stock Issuances to Named Executive Officers and Directors

On September 7, 2017, the Company issued 600,000 shares of restricted common stock to two Named Executive Officers employees and two directors for services during 2015-2017. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $0.17 per share, the market price of our common stock. The Company expensed $102,000 during the year ended September 30, 2017.

Stock Option Grant Cancellations

During the year ended September 30, 2017, two Named Executive Officers forfeited stock option grants for 35,366 shares of common stock at $19.53 per share.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended September 30, 2017, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged SD Mayer and Associates, LLP to perform an annual audit of the Company’s financial statements for the fiscal years ended September 30, 2017 and 2016. The following is the breakdown of aggregate fees paid to auditors for the Company for the last two fiscal years:

	Year Ended	Year Ended
	September 30, 2017	September 30, 2016
Audit fees	$41,399	$37,920
Audit related fees	26,900	22,000
Tax fees	11,825	16,450
All other fees	17,000	26,200

	$97,124	$102,570

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

- “All other fees” for 2017 related to three year SEC review. All other fees for 2016 related to the review of registration statements on Form S-1.

SECTION16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to us.

Based solely on a review of copies of reports furnished to us, as of September 30, 2017 our executive officers, directors and 10% holders complied with all filing requirements.

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

10.13
Amendment 9 to Demand Promissory Note dated January 9, 2017 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 9, 2017)

10.14
Amendment 10 to Demand Promissory Note dated January 9, 2017 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 9, 2017)

10.16
Amendment 11 to Demand Promissory Note dated January 9, 2017 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 9, 2017)

10.17
Amendment to Public Relations Agreement dated October 18, 2016 by and between Visualant, Incorporated and Financial Genetics LLC. (incorporated by reference to the Company’s Form 10-Q, filed on February 21, 2017)

10.18	Services Agreement dated September 15, 2016 by and between Visualant, Incorporated and Redwood Investment Group LLC. (incorporated by reference to the Company’s Form 10-Q, filed on February 21, 2017)

10.19
Form of Preferred Stock and Warrant Purchase Agreement by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 5, 2017)

10.20
Form of Amended and Restated Registration Rights Agreement. by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 5, 2017)

10.21
Form of Series F Warrant to Purchase Common Stock by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 5, 2017)

10.22	Fourth Modification of Loan and Security Agreement dated June 6, 2017 by and between TransTech Systems, Inc. and CapitalSource Business Finance Group. Filed herewith.

10.23	Consulting Relationship Letter dated July 6, 2017 by and between Visualant, Incorporated and Phil Bosua. Filed herewith.

10.24
Amendment 10 to Demand Promissory Note dated July 14, 2017 by and between Visualant, Incorporated and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2017)

10.25
Amendment 11 to Demand Promissory Note dated July 14, 2017 by and between Visualant, Incorporated and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2017)

10.26
Amendment 12 to Demand Promissory Note dated July 14, 2017 by and between Visualant, Incorporated and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 18, 2017)

10.27	Ronald P. Erickson Employment Agreement dated July 1, 2017. (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 10, 2017)

10.28
Securities Purchase Agreement dated August 14, 2017 by and between Visualant, Incorporated and accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 18, 2017)

10.29
Senior Secured Convertible Redeemable Debenture dated August 14, 2017 by and between Visualant, Incorporated and accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 18, 2017)

10.30
General Security Agreement dated August 14, 2017 by and between Visualant, Incorporated and accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 18, 2017)

10.31
Common Stock Purchase Warrant dated August 14, 2017 issued by Visualant, Incorporated to accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 18, 2017)

10.32
Subordination Agreement dated August 14, 2017 by and between an entity affiliated with Ronald P. Erickson and accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 18, 2017)

10.33	Office Lease dated December 13, 2016 by and between Visualant, Incorporated and Logan Building LLC. Filed herewith.

21.1	Subsidiaries. Filed herewith

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14. Filed herewith

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14. Filed herewith

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act. Filed herewith

32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act. Filed herewith

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Visualant, Incorporated:

We have audited the accompanying consolidated balance sheets of Visualant, Incorporated (the “Company”) as of September 30, 2017 and 2016 and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the years ended September 30, 2017 and 2016.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visualant, Incorporated as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the years ended September 30, 2017 and 2016 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has sustained a net loss from operations and has an accumulated deficit since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
SD Mayer and Associates, LLP /s/ SD Mayer and Associates, LLP December 29, 2017 Seattle, Washington

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	September 30, 2016
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$103,181	$188,309
Accounts receivable, net of allowance of $60,000 and $55,000, respectively	693,320	808,955
Prepaid expenses	27,687	20,483
Inventories, net	225,909	295,218
Total current assets	1,050,097	1,312,965

EQUIPMENT, NET	133,204	285,415

OTHER ASSETS
Intangible assets, net	-	43,750
Goodwill	-	983,645
Other assets	5,070	5,070

TOTAL ASSETS	$1,188,371	$2,630,845

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$2,156,646	$1,984,326
Accounts payable - related parties	2,905	41,365
Accrued expenses	24,000	80,481
Accrued expenses - related parties	1,166,049	1,109,046
Deferred revenue	63,902	-
Derivative liability	-	145,282
Convertible notes payable	570,000	909,500
Notes payable - current portion of long term debt	1,165,660	1,170,339
Total current liabilities	5,149,162	5,440,339

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 9/30/2017 and 9/30/2016, respectively	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 23,334
issued and outstanding at 9/30/2017 and 9/30/2016, respectively	23	23
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 9/30/2017 and 9/30/2016, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 3,906,250 shares authorized,
1,016,014 and 0 shares issued and outstanding at 9/30/2017 and 9/30/2016, respectively	1,015	-
Common stock - $0.001 par value, 100,000,000 shares authorized, 4,655,486
and 2,356,152 shares issued and outstanding at 9/30/2017 and 9/30/2016, respectively	4,655	2,356
Additional paid in capital	27,565,453	24,259,702
Accumulated deficit	(31,533,727)	(27,073,365)
Total stockholders' deficit	(3,960,791)	(2,809,494)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,188,371	$2,630,845

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	September 30, 2017	September 30, 2016

REVENUE	$4,874,359	$6,023,600
COST OF SALES	3,966,607	5,035,699
GROSS PROFIT	907,752	987,901
RESEARCH AND DEVELOPMENT EXPENSES	79,405	325,803
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,088,178	3,355,263
IMPAIRMENT OF GOODWILL	983,645	-
OPERATING LOSS	(3,243,476)	(2,693,165)

OTHER INCOME (EXPENSE):
Interest expense	(376,974)	(323,928)
Other expense	(62,954)	(11,228)
(Loss) gain on change - derivative liability	(217,828)	2,559,558
(Loss) on conversion of debt	-	(1,277,732)
Total other (expense) income	(657,756)	946,670

(LOSS) BEFORE INCOME TAXES	(3,901,232)	(1,746,495)

Income taxes - current provision	-	-
		.
NET (LOSS)	$(3,901,232)	$(1,746,495)

Basic and diluted loss per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(1.01)	$(1.22)

Weighted average shares of common stock outstanding- basic and diluted	3,844,840	1,428,763

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

	Series A Convertible		Series B Redeemable Convertible		Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Capital	Deficit	(Deficit)
Balance as of September 30, 2015	11,667	$12	-	$-	-	$-	-	$-	$1,155,992	$1,156	$18,786,694	$(24,166,156)	$(5,378,294)

Stock compensation expense - employee options	-	-	-	-	-	-	-	-	-	-	46,398	-	46,398
Issuance of common stock for services	-	-	-	-	-	-	-	-	63,979	63	273,948	-	274,011
Issuance of warrant for services	-	-	-	-	-	-	-	-	-	-	120,751	-	120,751
Issuance of common stock for warrant exercise	-	-	-	-	-	-	-	-	207,666	207	518,955	-	519,162
Issuance of common stock	-	-	-	-	-	-	-	-	850,850	852	1,245,626	-	1,246,478
Issuance of convertible notes payable	-	-	-	-	-	-	-	-	-	-	120,501	-	120,501
Issuance of Series A Convertible Preferred Stock	11,667	11	-	-	-	-	-	-	-	-	(11)	-	-
Issuance of Series B Redeemable Convertible Preferred Stock	-	-	51	5	-	-	-	-	-	-	504,995	-	505,000
Cancellation of Series B Redeemable Convertible Preferred Stock	-	-	(51)	(5)	-	-	-	-	-	-	-	-	(5)
Issuance of Series C Convertible Preferred Stock	-	-	-	-	1,785,715	1,790	-	-	-	-	1,248,214	-	1,250,004
Benefical conversion feature of Preferred Stock/dividend	-	-	-	-	-	-	-	-	-	-	1,160,714	(1,160,714)	-
Issuance of common stock for conversion of liabilities	-	-	-	-	-	-	-	-	77,665	78	232,917	-	232,995
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,746,495)	(1,746,495)

Balance as of September 30, 2016	23,334	23	-	-	1,785,715	1,790	-	-	2,356,152	2,356	24,259,702	(27,073,365)	(2,809,494)

Stock compensation expense - employee options	-	-	-	-	-	-	-	-	-	-	37,848	-	37,848
Issuance of common stock for services	-	-	-	-	-	-	-	-	1,354,386	1,353	545,103	-	546,456
Issuance of Series D Convertible Preferred Stock	-	-	-	-	-	-	1,016,004	1,015	-	-	998,132	-	999,147
Benefical conversion feature of Preferred Stock/dividend	-	-	-	-	-	-	-	-	-	-	559,130	(559,130)	-
Issuance of common stock for conversion of liabilities	-	-	-	-	-	-	-	-	944,948	946	755,014	-	755,960
Write-off of derivative liability to additional paid in capital	-	-	-	-	-	-	-	-	-	-	410,524	-	410,524
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,901,232)	(3,901,232)

Balance a as of September 30, 2017	23,334	$23	-	$-	1,785,715	$1,790	1,016,004	$1,015	$4,655,486	$4,655	$27,565,453	$(31,533,727)	$(3,960,791)

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,901,232)	$(1,746,495)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	81,283	178,762
Issuance of capital stock for services and expenses	547,838	394,825
Conversion of interest	68,043	-
Loss on conversion of preferred stock	-	675,695
Stock based compensation	37,848	46,398
Loss on termination of stock purchase agreement	-	505,000
Non cash loss on debt settlement	-	97,037
Loss on sale of assets	113,244	34,027
Loss on change - derivative liability	(145,282)	(2,559,558)
Reclassification of derivative liability	410,324	-
Amortization of debt discount	158,941	299,412
Bad debt expense	136,217	-
Provision on loss on accounts receivable	5,000	-
Impairment of goodwill	983,645	-
Changes in operating assets and liabilities:
Accounts receivable	(20,582)	(189,106)
Prepaid expenses	(7,204)	7,291
Inventory	69,309	(77,394)
Accounts payable - trade and accrued expenses	134,382	(406,394)
Deferred revenue	63,902	(5,833)
NET CASH (USED IN) OPERATING ACTIVITIES	(1,264,324)	(2,746,333)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in BioMedx, Inc., net	(260,000)	-
Repayment from investment in BioMedx, Inc., net	290,000	-
Capital expenditures	2,441	(23,437)
Proceeds from sale of equipment	1,434	6,585
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	33,875	(16,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	30,321	5,647
Proceeds from sale of common and preferred stock, net	-	2,255,004
Proceeds from warrant exercises	-	519,162
Proceeds from convertible notes payable	690,000	1,174,500
Loss on termination of stock purchase agreement	-	(505,000)
Proceeds from issuance of common/preferred stock, net of costs	550,000	-
Repayment of convertible notes	(125,000)	(580,085)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,145,321	2,869,228

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(85,128)	106,043

CASH AND CASH EQUIVALENTS, beginning of period	188,309	82,266

CASH AND CASH EQUIVALENTS, end of period	$103,181	$188,309

Supplemental disclosures of cash flow information:
Interest paid	$47,789	$50,327
Taxes paid	$-	$-

Non-cash investing and financing activities:
Conversion of convertible debt	$695,000	$-
Benificial conversion feature	$559,130	$-
Conversion of conertible debt to preferred shares	$220,000	$-

 The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $3,901,232 and $1,746,495 for the years ended September 30, 2017 and 2016, respectively. Net cash used in operating activities was $(1,264,324) and $(2,746,333) for the years ended September 30, 2017 and 2016, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of September 30, 2017, the Company’s accumulated deficit was $31,533,727.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, our Chief Executive Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2017 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

We believe that our cash on hand will be sufficient to fund our operations until January 31, 2018. We need additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.

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

ChromaID was invented by scientists from the University of Washington under contract with Visualant. The Company has pursued an intellectual property strategy and have been granted eleven patents. The Company also has 20 patents pending. The Company possess all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to the Company in perpetuity by the Company’s strategic partner, Allied Inventors.

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $35,000 and $25,000 reserve for impaired inventory as of and September 30, 2017 and 2016, respectively.

Equipment – Equipment consists of machinery, leasehold improvements, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 2-10 years, except for leasehold improvements which are depreciated over 2-3 years.

Goodwill – Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. With the adoption of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but are combined when reporting units within the same segment have similar economic characteristics. Under the criteria set forth by ASC 350, the Company has one reporting unit based on the current structure.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The Company determined that its goodwill related to the 2010 acquisition of TransTech Systems was impaired and recorded an impairment of $983,645 as selling, general and administrative expenses during the year ended September 30, 2017.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of September 30, 2017 and 2016 based upon the short-term nature of the assets and liabilities.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of September 30, 2017, there were options outstanding for the purchase of 15,404 common shares, warrants for the purchase of 6,900,356 common shares, 2,825,053 shares of the Company’s common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock and up to 332,940 shares of the Company’s common stock issuable upon the exercise of placement agent warrants. In addition, the Company has an unknown number of shares are issuable upon conversion of convertible debentures of $570,000. All of which could potentially dilute future earnings per share.

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

Impact of Recently Issued Accounting Standards on Future Filings

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Subsequent to the issuance of ASU No. 2014-09, the FASB issued additional ASUs related to this revenue guidance. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations,” which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licenses in customer contracts. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients," which addresses completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectibility when determining whether a transaction represents a valid contract. In December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606," which includes thirteen technical corrections or improvements that affect only narrow aspects of the guidance in ASU No. 2014-09. ASU No. 2014-09 and all of the related ASUs have the same effective date. On July 9, 2015, the FASB deferred the effective date of ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date, which is annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The new standard is to be applied retrospectively and permits the use of either the retrospective or cumulative effect transition method. The adoption of this update is not expected to have a material impact on Visualant’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The amendment is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods. The adoption of this update is not expected to have a material impact on Visualant’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. In general, a right-of-use asset and lease obligation will be recorded for leases exceeding a twelve-month term whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. This ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, and requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. Visualant is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement that when an investment subsequently qualifies for use of the equity method as a result of an increase in level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. In addition, the ASU requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. The adoption of this update is not expected to have a material impact on Visualant’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of this update did not have a material impact on Visualant’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The adoption of this update is not expected to have a material impact on Visualant’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which provides guidance on recognition of current income tax consequences for intra-entity asset transfers (other than inventory) at the time of transfer. This represents a change from current GAAP, where the consolidated tax consequences of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption at the beginning of an annual period is permitted. The adoption of this update is not expected to have a material impact on Visualant’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, “Interests Held through Related Parties That Are under Common Control,” which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under this ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of this update did not have a material impact on Visualant’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows - Restricted Cash," which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Thus, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and the end-of-period total amounts set forth on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The amendments should be applied using a retrospective transition method to each period presented. The adoption of this update will impact the presentation of the cash flow statements if Visualant has restricted cash at the time of adoption.

In February 2017, the FASB issued ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets. ASU No. 2017-05 is effective at the same time as the revenue standard in ASU No. 2014-09, “Revenue from Contracts with Customers” goes into effect, which is annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The adoption of the update is not expected to have an impact on Visualant’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation - Scope of Modification Accounting,” which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this update is not expected to have a material impact on Visualant’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires an entity to evaluate at each reporting period whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. The Company adopted the provisions of this ASU for the annual reporting period ended September 30, 2017. The adoption of this update did not have a material impact on Visualant’s consolidated financial statements. Visualant has included a going concern footnote disclosure.

In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” which eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to separately classify, present and disclose extraordinary events and transactions. The Company adopted the provisions of this ASU effective October 1, 2016. The adoption of this update did not have a material impact on Visualant’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis," which simplifies the current consolidation guidance and will require companies to reevaluate limited partnerships and similar entities for consolidation. The Company adopted the provisions of this ASU effective October 1, 2016. The adoption of this update had no material impact on Visualant’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This amendment was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. The Company adopted the provisions of this ASU effective October 1, 2016. The adoption of this update did not have a material impact on Visualant’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." This ASU eliminates the requirement to account for business combination measurement period adjustments retrospectively. Measurement period adjustments will now be recognized prospectively in the reporting period in which the adjustment amount is determined. The nature and amount of any measurement period adjustments recognized during the reporting period must be disclosed, including the value of the adjustment to each current period income statement line item relating to the income effects that would have been recognized in previous periods if the adjustment to provisional amounts were recognized as of the acquisition date. The Company adopted the provisions of this ASU effective October 1, 2016. The adoption of this update had no impact on Visualant’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business," which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in ASU No. 2017-01 provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If, however, the screen is not met, then the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. Finally, the amendments in this ASU narrow the definition of the term "output" so that it is consistent with the manner in which outputs are described in Topic 606. The adoption of this update is expected to have no material impact on Visualant’s consolidated financial statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company early adopted ASU 2017-11 and has reclassified it’s financial instrument with down round features to equity in the amount of $410,524.

4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $693,320 and $808,955, net of allowance, as of September 30, 2017 and 2016, respectively. The Company had one customer (14.1%) in excess of 10% of the Company’s consolidated revenues for the year ended September 30, 2017. The Company had one customer (48.3%) with accounts receivable in excess of 10% as of September 30, 2017. The Company has a total allowance for bad debt in the amount of $60,000 as of September 30, 2017.

5.  INVENTORIES

Inventories were $225,909 and $295,218 as of September 30, 2017 and 2016, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There was a $35,000 and $25,000 reserve for impaired inventory as of September 30, 2017 and 2016, respectively.

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

7.  FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $133,204 and $285,415 as of September 30, 2017 and 2016, respectively. Accumulated depreciation was $662,855 and $796,481 as of September 30, 2017 and 2016, respectively. Total depreciation expense, was $38,031 and $64,512 for the years ended September 30, 2016 and 2015, respectively. The Company record a loss on sale of assets of $113,044 during the year ended September 30, 2017. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of September 30, 2017 was comprised of the following:

	Estimated	September 30, 2017
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$251,699	$57,181	$308,880
Leasehold improvements	2-3 years	276,112	-	276,112
Furniture and fixtures	2-3 years	73,977	101,260	175,237
Software and websites	3- 7 years	35,830	-	35,830
Less: accumulated depreciation		(504,414)	(158,441)	(662,855)
		$133,204	$-	$133,204

8.  GOODWILL

The Company’s TransTech business is very capital intensive. The Company reviewed TransTech’s operations based on its overall financial constraints and determined the value has been impaired. The company recorded an impairment of goodwill associated with TransTech of $983,645 during the year ended September 30, 2017.

9. ACCOUNTS PAYABLE

Accounts payable were $2,154,646 and $1,984,326 as of September 30, 2017 and 2016, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company. The Company had two vendors (10.5% and 10.4%) with accounts payable in excess of 10% of its accounts payable as of September 30, 2017. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

10.  DERIVATIVE INSTRUMENTS

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

There was no derivative liability as of September 30, 2017. For the year ended September 30, 2017, the Company recorded non-cash loss of $217,828 related to the “change in fair value of derivative” expense related to its derivative instruments. The Company early adopted ASU 2017-11 and has reclassified its financial instrument with down round features to equity in the amount of $410,524.

Derivative liability as of September 30, 2016 is as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2016

Liabilities:
Derivative Instruments	$-	$145,282	$-	$145,282

Total	$-	$145,282	$-	$145,282

For the year ended September 30, 2016, the Company recorded non-cash income of $1,324,384 related to the “change in fair value of derivative” expense related to its 6%, 7% and 18% convertible notes.

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

Derivative Instruments – Warrant with the November 2013 Allied Inventors Services and License Agreement

The Company issued a warrant to purchase 97,169 shares of common stock in connection with the November 2013 Allied Inventors Services and License Agreement. The warrant price of $30.00 per share expires November 10, 2018 and the per share price is subject to adjustment. In August 2016, the exercise price was reset to $0.70 per share. This warrant was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  This warrant was issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of our common stock or securities exercisable, convertible or exchangeable for our common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants was recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished. During the year ended September 30, 2014, the Company recognized $320,657 of other expense related to the Allied Inventors warrant. During the year ended September 30, 2015, the Company recognized $14,574 of other income related to the Allied Inventors warrant. During the year ended September 30, 2016, the Company recognized $286,260 of other income from the decrease in the fair value of the warrant liability at September 30, 2016.

As of June 30, 2017, the Company had outstanding 97,169 warrants to purchase shares of common stock in connection with the November 2013 Allied Inventors Services and License Agreement that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $4,178 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 113.0%; (iii) risk free rate of .007%, (iv) stock price of $0.25, (v) per share conversion price of $0.70, and (vi) expected term of 1.0 year. During the nine months June 30, 2017, the Company recognized $15,644 of income resulting from the decrease in the fair value of the warrant liability as of June 30, 2017.

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

As of June 30, 2017, the Company had outstanding 11,667 shares of Series A Convertible Preferred Stock with attached warrants that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $3,010 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%;(ii) expected volatility of 113.0%; (iii) risk free rate of .007%, (iv) stock price of $0.25, (v) per share conversion price of $0.70, and (vi) expected term of 1.0 year. During the nine months June 30, 2017, the Company recognized $11,270 of income resulting from the increase in the fair value of the warrant liability as of June 30, 2017.

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

11.  CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of September 30, 2017 and September 30, 2016 consisted of the following:

The Company entered into Convertible Promissory Notes totaling $710,000 with accredited investors during September 2015 to February 2016 to fund short-term working capital. The Notes accrue interest at a rate of 8% per annum and become due September 2016 to February 2017 and are convertible into common stock at the same price of our next financing. On November 31, 2016, holders of $695,000 of the Convertible Promissory Notes converted to 944,948 shares of common stock and five year warrants to purchase common stock at a price of $1.00 per share. The Company recorded accrued interest of $14,687 during the year ended September 30, 2017. On February 15, 2017, the Company repaid the remaining $15,000 Promissory Note and accrued interest in cash.

On September 30, 2016, the Company entered into a $210,000 Convertible Promissory Note with Clayton A. Struve, an accredited investor and affiliate of the Company, to fund short-term working capital. The Convertible Promissory Note accrues interest at a rate of 10% per annum and becomes due on March 30, 2017. The Note holder can convert to common stock at $0.70 per share. During the year ended September 30, 2017, the Company recorded interest of $ 21,000 related to the convertible note.

This note was extended in the Securities Purchase Agreement, General Security Agreement and Subordination Agreement dated August 14, 2017 with a maturity date of August 13, 2018.

The Company entered into two Convertible Promissory Notes totaling $330,000 with accredited investors during on November 1, 2016. The Notes accrue interest at a rate of 10% per annum and become due May 1, 2017 and are convertible into Preferred stock at a conversion price of $0.80 per share and a five-year warrant to purchasea share of common stock at $1.00 per share. The company first allocated the value received to the warrants based on the Black Scholes value assuming a 1 year life, 130% volatility and .7% risk free interest rate. The remaining value was below the fair market value on the date of issuance and as a result the company recorded and beneficial conversion dividend of $326,687 at the time issuance. The Company recorded interest of $10,633 as of February 24, 2017. On February 24, 2016, The Company paid $113,544 in full payment of an Original Issue Discount Convertible Promissory Note issued to an accredited investor on November 1, 2016. On February 24, 2017, the holder of an Original Issue Discount Convertible Promissory Note issued on November 1, 2016 converted the principal and outstanding interest of $227,088 into 283,861 shares of the Company’s Series D Preferred Stock and a five-year warrant to purchase 283,861 shares of common stock.

On August 14, 2017, the Company issued a senior convertible exchangeable debenture with a principal amount of $360,000 and a common stock purchase warrant to purchase 1,440,000 shares of common stock in a private placement to Clayton Struve for gross proceeds of $300,000 pursuant to a Securities Purchase Agreement dated August 14, 2017. The debenture accrues interest at 20% per annum and matures August 13, 2018. The convertible debenture contains a beneficial conversion valued at $110,629. The warrants were valued at $111,429. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest.

On the same date, the Company entered into a General Security Agreement with the investor, pursuant to which the Company has agreed to grant a security interest to the investor in substantially all the Company’s assets, effective upon the filing of a UCC-3 termination statement to terminate the security interest held by Capital Source Business Finance Group in the assets of the Company. In addition, an entity affiliated with Ronald P. Erickson, the Company’s Chief Executive Officer, entered into a Subordination Agreement with the investor pursuant to which all debt owed by the Company to such entity is subordinated to amounts owed by the Company to the investor under the Debenture (including amounts that become owing under any Debentures issued to the investor in the future).

The initial conversion price of the Debenture is $0.25 per share, subject to certain adjustments. The initial exercise price of the Warrant is $0.25 per share, also subject to certain adjustments.

As part of the Purchase Agreement, the Company granted the investor “piggyback” registration rights to register the shares of common stock issuable upon the conversion of the Debenture and the exercise of the Warrant with the Securities and Exchange Commission for resale or other disposition.

The Debenture and the Warrant were issued in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”) in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of SEC Regulation D under the Act.

In connection with the private placement, the placement agent for the Debenture and the Warrant received a cash fee of $30,000 and the Company expects to issue warrants to purchase shares of the Company’s common stock to the placement agent based on 10% of proceeds.

Under the terms of the Purchase Agreement, the investor may purchase up to an aggregate of $1,000,000 principal amount of Debentures (before a 20% original issue discount) (and Warrants to purchase up to an aggregate of 250,000 shares of common stock). These securities are being offered on a “best efforts” basis by the placement agent.

During the year ended September 30, 2017 and 2016, $156,941 and $299,412, respectively, has been recorded as interest expense related to debt discounts, beneficial conversions and warrants associated with Convertible Promissory Notes.

12.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT

Notes payable, capitalized leases and long-term debt as of September 30, 2017 and 2016 consisted of the following:

	September 30,	September 30,
	2017	2016

Capital Source Business Finance Group	$365,725	$370,404
Note payable to Umpqua Bank	199,935	199,935
Secured note payable to J3E2A2Z LP - related party	600,000	600,000
Total debt	1,165,660	1,170,339
Less current portion of long term debt	(1,165,660)	(1,170,339)
Long term debt	$-	$-

Capital Source Business Finance Group

The Company finances its TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On December 9, 2008, TransTech entered into a $1,000,000 secured credit facility with Capital Source to fund its operations. On June 6, 2017, TransTech entered into the Fourth Modification to the Loan and Security Agreement. This secured credit facility was renewed until June 12, 2018 with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $500,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. The remaining balance on the accounts receivable line of $365,725 ($16,000 available) as of September 30, 2017 must be repaid by the time the secured credit facility expires on June 12, 2018, or the Company renews by automatic extension for the next successive one year term.

Note Payable to Umpqua Bank

The Company has a $199,935 Business Loan Agreement with Umpqua Bank. On December 19, 2017, the Umpqua Loan maturity was extended to March 31, 2018 and provides for interest at 4.00% per year. Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on December 31, 2017. The notes payable also provide for a second lien on our assets if not repaid by December 31, 2017 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. The Company recorded accrued interest of $58,167 as of September 30, 2017.

Aggregate maturities totaling $1,165,660 are all due within twelve months.

13.  EQUITY

Authorized Capital Stock

The Company authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

Voting Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

Series A Preferred Stock

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

On March 8, 2016, we received approval from the State of Nevada for the Correction to the Company’s Amended and Restated Certificate of Designations, Preferences and Rights of its Series A Convertible Preferred Stock. The Amended and Restated Certificate filed July 21, 2015 changed the conversion price and the stated value from $0.10 (pre reverse stock split) to $30.00 (post-reverse stock split), and adding a provision adjusting the conversion price upon the occurrence of certain events. On February 19, 2016, the holders of Series A Convertible Preferred Stock entered into Amendment 2 of Series A Preferred Stock Terms and increased the number of Preferred Stock Shares to properly account for the reverse stock split. The Company has 23,334 Series A Preferred Stock issued and outstanding.

On August 14, 2017, the price of the Series A Preferred Stock and Series C Warrants were adjusted to $0.25 per share pursuant to the documents governing such instruments.

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

In the third quarter ended June 30, 2016, the investor converted 35 preferred shares into 74,064 shares of common stock valued at $506,695. Prior to the closing of the First Amendment to the Stock Purchase Agreement the investor converted the remaining 16 preferred shares into 52,000 shares of common stock valued at $169,000.

On August 5, 2016, the Company closed the First Amendment to Stock Purchase Agreement with the institutional investor. As a result of this amendment agreement the Company paid the sum of $505,000 to the institutional investor and cancelled the remaining 204 shares of Series B Preferred Stock that had not been purchased, and the parties terminated the relationship and all aspects of the Stock Purchase Agreement described above in its entirety. We recorded an expense of $674,000 related to this Amendment Agreement during the three months ended September 30, 2016, which includes the conversion of the remaining 16 shares.

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

Because the Company’s preferred stock is perpetual, with no stated maturity date, and the conversions may occur any time from inception, the dividend is recognized immediately when a beneficial conversion exists at issuance. During the year ending September 30, 2017, the Company. recognized preferred stock dividends of $234,443 million on Series D preferred stock related to the beneficial conversion feature arising from a common stock effective conversion rate of $0.34 and $0.37 versus the original market price of $1.14 and $1.06 per common share, respectively.

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

All of the offerings and sales described below were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, all of whom were accredited investors and transfer was restrictedby the company in accordance with the requirements of Regulation D and the Securities Act. All issuances to accredited and non-accredited investors were structured to comply with the requirements of the safe harbor afforded by Rule 506 of Regulation D, including limiting the number of non-accredited investors to no more than 35 investors who have sufficient knowledge and experience in financial and business matters to make them capable of evaluating the merits and risks of an investment in our securities.

The following equity issuances occurred during the year ended September 30, 2017:

On October 21, 2015, the Company entered into a Public Relations Agreement with Financial Genetics LLC for public relation services. On October 18, 2016, the Company entered into an Amendment to Public Relations Agreement with Financial Genetics LLC. Under the Agreements, Financial Genetics was issued 359,386 shares of our common stock during the year ended September 30, 2017. The Company expensed $271,309 during the year ended September 30, 2017.

On October 6, 2016, the Company entered into a Services Agreement with Redwood Investment Group LLC for financial services. Under the Agreement, Redwood was issued 200,000 shares of our common stock. The Company expensed $140,000 during the year ended September 30, 2017.

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

On the year ended September 30, 2017, the Company issued 795,000 shares of restricted common stock to two Names Executive Officers employees, two directors and six employees and consultants and for services during 2015-2017. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $0.17 per share, the market price of our common stock. The Company expensed $135,150 during the year ended September 30, 2017.

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

Warrants to Purchase Common Stock

The following warrants were issued during the year ended September 30, 2017:

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

On November 14, 2016, the Company issued 187,500 shares of Series D Convertible Preferred Stock and a warrant to purchase 187,500 shares of common stock in a private placement to certain accredited investors for gross proceeds of $150,000 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated November 10, 2016. The warrant was valued at $189,938.

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

During the year ended September 30, 2017, the Company revised five year placement agent warrants to purchase 312,500 shares of common stock. The price was reduced from $1.00 to $0.70 per share and the exercise price is now subject to adjustment. The Company recorded 250,000 shares during the year ended September 30, 2016 the fair value of these warrants is $218,751 as of June 30, 2017.

On May 1, 2017, the Company issued 357,143 shares of Series D Convertible Preferred Stock and a warrant to purchase 357,143 shares of common stock in a private placement to an accredited investor for gross proceeds of $250,000 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated May 1, 2017. The warrant was valued at $5,357.

On August 14, 2017, the Company issued a common stock purchase warrant to purchase 1,440,000 shares of common stock in a private placement to Clayton Struve for gross proceeds of $300,000 pursuant to a Securities Purchase Agreement dated August 14, 2017. The initial exercise price of the Warrant is $0.25 per share, also subject to certain adjustments. The warrants were valued at $111,429.

Warrants to acquire 7,668 shares of common stock at $30.00 per share expired.

The conversion price of the Series A, C and D Shares and related warrants is currently $0.250 per share, subject to certain adjustments.

The following warrant issuances occurred during the year ended September 30, 2016:

On August 4, 2016, the Company adjusted the exercise price of the warrants and conversion price of the Series A Convertible Preferred Stock detailed above to $0.70 per share.

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. Both the Series C and warrants will be included in a registration statement to be filed by the Company.

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

A summary of the warrants issued as of September 30, 2017 were as follows:

	September 30, 2017
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	3,453,171	$0.840
Issued	3,454,853	0.399
Exercised	-	-
Forfeited	-	-
Expired	(7,668)	(30.000)
Outstanding at end of period	6,900,356	$0.428
Exerciseable at end of period	6,900,356

A summary of the status of the warrants outstanding as of September 30, 2017 is presented below:

	September 30, 2017
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
5,222,616	3.77	$0.250	5,222,616	$0.250
734,725	3.74	0.700	734,725	0.700
936,348	4.17	1.000	936,348	1.000
6,667	1.25	30.000	6,667	30.000
6,900,356	3.72	$0.428	6,900,356	$0.428

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the year ended September 30, 2017 were as follows:

Dividend yield	0%
Expected life	..25-3
Expected volatility	90%
Risk free interest rate	..01-.07%

At September 30, 2017, vested warrants totaling 6,900,356 shares had an aggregate intrinsic value of $0.

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

Stock Option Activity

The Company had the following stock option transactions during the year ended December 31, 2017:

During the year ended September 30, 2017, employees forfeited stock option grants for 35,504 shares of common stock at $19.51 per share.

The Company had the following stock option transactions during the year ended December 31, 2016:

During the year ended September 30, 2016, employees forfeited stock option grants for 6,499 shares of common stock at $21.40 per share.

There are currently 15,404 options to purchase common stock at an average exercise price of $14.68 per share outstanding as of September 30, 2017 under the 2011 Stock Incentive Plan. The Company recorded $37,848 and $46,398 of compensation expense, net of related tax effects, relative to stock options for the year ended September 30, 2017 and 2016 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.01) and ($0.03) per share, respectively. As of September 30, 2017, there is approximately $20,215 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 1.78 years.

Stock option activity for the year ended September 30, 2017 and 2016 was as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2015	57,407	18.425	1,057,725
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(6,499)	(21,403)	(139,098)
Outstanding as of September 30, 2016	50,908	18.045	918,627
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(35,504)	(19.507)	(692,568)
Outstanding as of September 30, 2017	15,404	$14.675	$226,059

The following table summarizes information about stock options outstanding and exercisable at September 30, 2017:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
13.500	3,334	2.75	$13.500	3,334	$13.50
15.000	12,238	1.52	15.000	7,570	15.00
	15,572	1.78	$14.679	10,904	$14.54

There is no aggregate intrinsic value of the exercisable options as of September 30, 2017.

15.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Note 12 for Notes Payable to Ronald P. Erickson, our Chief Executive Officer Chief and/or entities in which Mr. Erickson has a beneficial interest.

Note Payable to Umpqua Bank

The Company has a $199,935 Business Loan Agreement with Umpqua Bank. On December 19, 2017, the Umpqua Loan maturity was extended to March 31, 2018 and provides for interest at 4.00% per year. Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

The Company also has two other demand promissory notes payable to entities affiliated with Mr. Erickson, totaling $600,000. Each of these notes were issued between January and July 2014, provide for interest of 3% per year and now mature on December 31, 2017. The notes payable also provide for a second lien on our assets if not repaid by December 31, 2017 or converted into convertible debentures or equity on terms acceptable to the Mr. Erickson. The Company recorded accrued interest of $58,167 as of September 30, 2017.

Other Amounts Due to Mr. Erickson

Mr. Erickson and/or entities with which he is affiliated also have advanced $519,833 and have unreimbursed expenses and compensation of approximately $450,679. The Company owes Mr. Erickson, or entities with which he is affiliated, $1,570,511 as of September 30, 2017.

Issuance of Common Stock to Mr. Erickson

On July 12, 2016, Mr. Erickson and/or entities with which he is affiliated exercised a warrant for 66,667 shares of the Company’s common stock at $2.50 per share or $166,668.

Entry into Employment Agreement with Ronald P. Erickson, Chief Executive Officer

On August 4, 2017, the Board of Directors approved an Employment Agreement with Ronald P. Erickson pursuant to which we engaged Mr. Erickson as the Company’s Chief Executive Officer through June 30, 2018.

Stock Issuances to Named Executive Officers and Directors

On September 7, 2017, the Company issued 600,000 shares of restricted common stock to two Names Executive Officers employees and two directors for services during 2015-2017. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $0.17 per share, the market price of our common stock. The Company expensed $102,000 during the year ended September 30, 2017.

Stock Option Grant Cancellations

During the year ended September 30, 2017, two Names Executive Officers forfeited stock option grants for 35,366 shares of common stock at $19.53 per share.

16.   COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

Properties and Operating Leases

The Company is obligated under the following non-cancelable operating leases for its various facilities and certain equipment.

Years Ended September 30,	Total
2018	$75,726
2019	119,600
2020	73,450
2021	-
2022	-
Beyond	-
Total	$268,776

Corporate Offices

On April 13, 2017, the Company leased its executive office located at 500 Union Street, Suite 810, Seattle, Washington, USA, 98101. The Company leases 943 square feet and the net monthly payment is $2,672. The monthly payment increases approximately 3% each year and the lease expires on May 31, 2022.

TransTech Facilities

TransTech is located at 12142 NE Sky Lane, Suite 130, Aurora, OR 97002. TransTech leases a total of approximately 6,340 square feet of office and warehouse space for its administrative offices, product inventory and shipping operations. Effective December 1, 2017, TransTech leases this office from December 1, 2017 at $4,465 per month. The monthly payment increases approximately 3% each year and the lease expires on January 31, 2020. Until December 1, 2017, TransTech leased this office on a month to month basis at $6,942 per month.

17.   INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Pretax losses arising from United States operations were approximately $1,222,000 for the year ended September 30, 2017.

Pretax losses arising from United States operations were approximately $2,634,000 for the year ended September 30, 2016.

The Company has net operating loss carryforwards of approximately $23,927,000, which expire in 2021-2035. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $8,135,000 was established as of September 30, 2017. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future. The Company is subject to possible tax examination for the years 2011 through 2017.

For the year ended September 30, 2016, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and warrants issued for services.

The principal components of the Company’s deferred tax assets at September 30, 2017 and 2016 are as follows:

	2017	2016
U.S. operations loss carry forward at statutory rate of 34%	$(8,135,208)	$(7,719,634)
Non-U.S. operations loss carry forward at statutory rate of 20.5%	-	-
Total	(8,135,208)	(7,719,634)
Less Valuation Allowance	8,135,208	7,719,634
Net Deferred Tax Assets	-	-
Change in Valuation allowance	$(530,842)	$(129,654)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended September 30, 2017 and 2016 are as follows:

	2017	2016
Federal Statutory Rate	-34.0%	-34.0%
Increase in Income Taxes Resulting from:
Change in Valuation allowance	34.0%	34.0%
Effective Tax Rate	0.0%	0.0%

18.	SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued.

Business Loan Agreement

The Company has a $199,935 Business Loan Agreement with Umpqua Bank. On December 19, 2017, the Umpqua Loan maturity was extended to March 31, 2018 and provides for interest at 4.00% per year. Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan.

TransTech Facilities

TransTech is located at 12142 NE Sky Lane, Suite 130, Aurora, OR 97002. TransTech leases a total of approximately 6,340 square feet of office and warehouse space for its administrative offices, product inventory and shipping operations. Effective December 1, 2017, TransTech leases this office from December 1, 2017 at $4,465 per month. The monthly payment increases approximately 3% each year and the lease expires on January 31, 2020. Until December 1, 2017, TransTech leased this office on a month to month basis at $6,942 per month.

Senior Convertible Exchangeable Debenture

On December 15, 2017, the Company received $250,000 and issued a senior convertible exchangeable debenture with a principal amount of $300,000 (the “Debenture”) and a common stock purchase warrant to purchase 1,200,000 shares of common stock (the “Warrant”) in a private placement dated December 14, 2017 to an accredited investor pursuant to a Securities Purchase Agreement dated August 14, 2017 (the “Purchase Agreement”).

Previously, On August 14, 2017, the Company issued a senior convertible exchangeable debenture with a principal amount of $360,000 (the “Debenture”) and a common stock purchase warrant to purchase 1,440,000 shares of common stock (the “Warrant”) in a private placement to an accredited investor for gross proceeds of $300,000 pursuant to a Securities Purchase Agreement dated August 14, 2017. Under the terms of the Purchase Agreement, the investor may purchase up to an aggregate of $1,000,000 principal amount of Debentures (before a 20% original issue discount) (and Warrants to purchase up to an aggregate of 250,000 shares of common stock).

The Company entered into a General Security Agreement with the investor, pursuant to which the Company has agreed to grant a security interest to the investor in substantially all the Company’s assets, effective upon the filing of a UCC-3 termination statement to terminate the security interest held by Capital Source Business Finance Group in the assets of the Company. In addition, an entity affiliated with Ronald P. Erickson, the Company’s Chief Executive Officer, entered into a Subordination Agreement with the investor pursuant to which all debt owed by the Company to such entity is subordinated to amounts owed by the Company to the investor under the Debenture (including amounts that become owing under any Debentures issued to the investor in the future).

The initial conversion price of the Debenture is $0.25 per share, subject to certain adjustments. The initial exercise price of the Warrant is $0.25 per share, also subject to certain adjustments.

As part of the Purchase Agreement, the Company granted the investor “piggyback” registration rights to register the shares of common stock issuable upon the conversion of the Debenture and the exercise of the Warrant with the Securities and Exchange Commission for resale or other disposition.

The Debenture and the Warrant were issued in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”) in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of SEC Regulation D under the Act.

In connection with the private placement, the placement agent for the Debenture and the Warrant received a cash fee of $25,000 and the Company expects to issue warrants to purchase shares of the Company’s common stock to the placement agent based on 10% of proceeds.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Visualant, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISUALANT, INC.

Date: December 29, 2017	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Ronald P. Erickson	Chief Executive Officer, President and Director	December 29, 2017
Ronald P. Erickson	(Principal Executive Officer)

/s/ Ronald P. Erickson	Interim Chief Financial Officer and Secretary	December 29, 2017
Ronald P. Erickson	(Principal Financial/Accounting Officer)

/s/ Jon Pepper	Independent Director	December 29, 2017
Jon Pepper

/s/ Ichiro Takesako	Management Director	December 29, 2017
Ichiro Takesako