Form 10-Q
period 2017-12-31
VISUALANT INC
filed 2018-02-14
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of February 14, 2018: 5,214,726 shares

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	September 30, 2017
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$92,258	$103,181
Accounts receivable, net of allowance of $60,000 and $60,000, respectively	733,437	693,320
Prepaid expenses	37,186	27,687
Inventories, net	161,312	225,909
Total current assets	1,024,193	1,050,097

EQUIPMENT, NET	119,306	133,204

OTHER ASSETS
Other assets	7,170	5,070

TOTAL ASSETS	$1,150,669	$1,188,371

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,992,664	$2,156,646
Accounts payable - related parties	3,656	2,905
Accrued expenses	29,293	24,000
Accrued expenses - related parties	1,233,825	1,166,049
Deferred revenue	63,902	63,902
Convertible notes payable	870,000	570,000
Notes payable - current portion of long term debt	1,224,424	1,165,660
Total current liabilities	5,417,764	5,149,162

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 12/31/2017 and 9/30/2017, respectively	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 23,334
issued and outstanding at 12/31/2017 and 9/30/2017, respectively	23	23
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 12/31/2017 and 9/30/2017, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 3,906,250 shares authorized,
1,016,014 shares issued and outstanding at 12/31/2017 and 9/30/2017, respectively	1,015	1,015
Common stock - $0.001 par value, 100,000,000 shares authorized, 4,655,486 shares
issued and outstanding at 12/31/2017 and 9/30/2017, respectively	4,655	4,655
Additional paid in capital	27,787,414	27,565,453
Accumulated deficit	(32,061,992)	(31,533,727)
Total stockholders' deficit	(4,267,095)	(3,960,791)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,150,669	$1,188,371

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	Three Months Ended,
	December 31, 2017	December 31, 2016

REVENUE	$1,232,857	$1,148,800
COST OF SALES	985,023	958,442
GROSS PROFIT	247,834	190,358
RESEARCH AND DEVELOPMENT EXPENSES	87,720	40,608
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	414,365	1,307,568
IMPAIRMENT OF GOODWILL	-	983,645
OPERATING LOSS	(254,251)	(2,141,463)

OTHER INCOME (EXPENSE):
Interest expense	(293,202)	(52,273)
Other income (expense)	19,188	3,607
(Loss) on change - derivative liability	-	(417,432)
Total other (expense)	(274,014)	(466,098)

(LOSS) BEFORE INCOME TAXES	(528,265)	(2,607,561)

Income taxes - current provision	-	-
		.
NET (LOSS)	$(528,265)	$(2,607,561)

Basic and diluted loss per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.11)	$(0.81)

Weighted average shares of common stock outstanding- basic and diluted	4,655,486	3,227,351

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,
	December 31, 2017	December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(528,265)	$(2,607,561)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	13,898	22,327
Issuance of capital stock for services and expenses	-	206,831
Conversion of interest	-	56,454
Stock based compensation	5,187	10,887
Gain (loss) on sale of assets	(1,710)	(1,034)
Loss on change - derivative liability	-	417,432
Amortization of debt discount	216,774	10,000
Provision on loss on accounts receivable	-	121,041
Impairment of goodwill	-	983,645
Changes in operating assets and liabilities:
Accounts receivable	(40,117)	52,443
Prepaid expenses	(9,499)	3,250
Inventory	64,597	84,501
Other assets	(2,100)	-
Accounts payable - trade and accrued expenses	(90,162)	66,556
NET CASH (USED IN) OPERATING ACTIVITIES	(371,397)	(573,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	1,710	1,034
NET CASH PROVIDED BY INVESTING ACTIVITIES:	1,710	1,034

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) from line of credit	58,764	(35,268)
Proceeds from convertible notes payable	300,000	300,000
Proceeds from issuance of common/preferred stock, net of costs	-	300,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	358,764	564,732

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,923)	(7,462)

CASH AND CASH EQUIVALENTS, beginning of period	103,181	188,309

CASH AND CASH EQUIVALENTS, end of period	$92,258	$180,847

Supplemental disclosures of cash flow information:
Interest paid	$11,723	$14,245
Taxes paid	$-	$-

Non-cash investing and financing activities:
Benificial conversion feature	$216,774	$-

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2017, filed with the Securities and Exchange Commission (“SEC”) on December 29, 2017. The results of operations for the three months ended December 31, 2017 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

1.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $(528,265), $(3,901,232) and $(1,746,495) for the three months ended December 31, 2017 and for the years ended September 30, 2017 and 2016, respectively. Net cash used in operating activities was $(371,397), $(1,264,324) and $(2,746,333) for the three months ended December 31, 2017 and for the years ended September 30, 2017 and 2016, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2017, the Company’s accumulated deficit was $32,061,992.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, our Chief Executive Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2017 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

We believe that our cash on hand will be sufficient to fund our operations until March 31, 2018. We need additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.

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

The Company is in the process of commercializing its ChromaID™ technology. To date, the Company has entered into License Agreements with Sumitomo Precision Products Co., Ltd. and Intellicheck, Inc. In addition, it has a technology license agreement with Allied Inventors, formerly Xinova and Invention Development Management Company, a subsidiary of Intellectual Ventures.

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

ChromaID was invented by scientists from the University of Washington under contract with Visualant. The Company has pursued an intellectual property strategy and has been granted eleven patents. The Company also has 20 patents pending. The Company possesses all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to the Company in perpetuity by the Company’s strategic partner, Allied Inventors.

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $35,000 reserve for impaired inventory as of and December 31, 2017 and September 30, 2017, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2017 and September 30, 2017 are based upon the short-term nature of the assets and liabilities.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2017, there were options outstanding for the purchase of 15,404 common shares, warrants for the purchase of 7,767,416 common shares, 2,825,053 shares of the Company’s common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock and up to 332,940 shares of the Company’s common stock issuable upon the exercise of placement agent warrants. In addition, the Company has an unknown number of shares issuable upon conversion of convertible debentures of $870,000. All of which could potentially dilute future earnings per share.

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

4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $733,437 and $693,320, net of allowance, as of December 31, 2017 and September 30, 2017, respectively. The Company had one customer in excess of 10% (32.6%) of the Company’s consolidated revenues for the three months ended December 31, 2017. The Company had one customer (61.8%) with accounts receivable in excess of 10% as of December 31, 2017. The Company has a total allowance for bad debt in the amount of $60,000 as of December 31, 2017.

5.   INVENTORIES

Inventories were $161,312 and $225,909 as of December 31, 2017 and September 30, 2017, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There was a $35,000 reserve for impaired inventory as of December 31, 2017 and September 30, 2017, respectively.

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

7.   FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $119,306 and $133,204 as of December 31, 2017 and September 30, 2017, respectively. Accumulated depreciation was $635,226 and $662,855 as of December 31, 2017 and September 30, 2017, respectively. Total depreciation expense, was $13,828 and $9,700 for the three months ended December 31, 2017 and 2016, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of December 31, 2017 was comprised of the following:

	Estimated	December 31, 2017
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$234,775	$42,681	$277,456
Leasehold improvements	2-3 years	276,112	-	276,112
Furniture and fixtures	2-3 years	63,874	101,260	165,134
Software and websites	3- 7 years	35,830	-	35,830
Less: accumulated depreciation		(491,285)	(143,941)	(635,226)
		$119,306	$-	$119,306

8.  GOODWILL

The Company’s TransTech business is very capital intensive. The Company reviewed TransTech’s operations based on its overall financial constraints and determined the value has been impaired. The company recorded an impairment of goodwill associated with TransTech of $983,645 during the three months ended December 31, 2016.

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

There was no derivative liability as of December 31, 2017 and September 30, 2017. For the year ended September 30, 2017, the Company recorded non-cash loss of $217,828 related to the “change in fair value of derivative” expense related to its derivative instruments. The Company early adopted ASU 2017-11 and has reclassified its financial instrument with down round features to equity in the amount of $410,524 at September 30, 2017.

10.   CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of December 31, 2017 and September 30, 2017 consisted of the following:

Convertible Promissory Note dated September 30, 2016

On September 30, 2016, the Company entered into a $210,000 Convertible Promissory Note with Clayton A. Struve, an accredited investor and affiliate of the Company, to fund short-term working capital. The Convertible Promissory Note accrues interest at a rate of 10% per annum and becomes due on March 30, 2017. The Note holder can convert to common stock at $0.70 per share. During the year ended September 30, 2017, the Company recorded interest of $21,000 related to the convertible note. This note was extended in the Securities Purchase Agreement, General Security Agreement and Subordination Agreement dated August 14, 2017 with a maturity date of August 13, 2018. The Company recorded accrued interest of $26,293 as of December 31, 2017.

Securities Purchase Agreement dated August 14, 2017

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

During the year ended September 30, 2017, $156,941 was recorded as interest expense related to debt discounts, beneficial conversions and warrants associated with Convertible Promissory Notes.

On December 12, 2017, the Company closed an additional $250,000 and issued a senior convertible exchangeable debenture with a principal amount of $300,000 and a common stock purchase warrant to purchase 1,200,000 shares of common stock in a private placement dated December 12, 2017 to an accredited investor pursuant to a Securities Purchase Agreement dated August 14, 2017. The convertible debenture contains a beneficial conversion valued at $93,174. The warrants were valued at $123,600. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest.

11. NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long-term debt as of December 31, 2017 and September 30, 2017 consisted of the following:

	December 31,	September 30,
	2017	2017

Capital Source Business Finance Group	$424,489	$365,725
Note payable to Umpqua Bank	199,935	199,935
Secured note payable to J3E2A2Z LP - related party	600,000	600,000
Total debt	1,224,424	1,165,660
Less current portion of long term debt	(1,224,424)	(1,165,660)
Long term debt	$-	$-

Capital Source Business Finance Group

The Company finances its TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. Originally entered into on December 9, 2008, TransTech obtained an initial $1,000,000 secured credit facility with Capital Source to fund its operations. On June 6, 2017, TransTech entered into the Fourth Modification to the Loan and Security Agreement. This secured credit facility was renewed until June 12, 2018 with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, and is now not to exceed $500,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. The remaining balance on the accounts receivable line of $424,489 ($20,000 available) as of December 31, 2017 must be repaid by the time the secured credit facility expires on June 12, 2018, or the Company renews by automatic extension for the next successive one year term.

Note Payable to Umpqua Bank

The Company has a $199,935 Business Loan Agreement with Umpqua Bank. On December 19, 2017, the Umpqua Loan maturity was extended to March 31, 2018 and provides for interest at 4.00% per year. Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $23,852 as of December 31, 2017.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

On January 25, 2018, the Company entered into amendments to two demand promissory notes, totaling $600,000 with Mr. Erickson, the Company’s Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. The amendments extend the due date from December 31, 2017 to March 31, 2018 and continue to provide for interest of 3% per annum and a third lien on company assets if not repaid by March 31, 2018 or converted into convertible debentures or equity on terms acceptable to the Holder. The Company recorded accrued interest of $62,704 as of December 31, 2017.

12. EQUITY

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

There were no equity issuances during the three months ended December 31, 2017.

Warrants to Purchase Common Stock

The following warrants were issued during the three months ended December 31, 2017:

On December 15, 2017, the Company received $250,000 and issued a senior convertible exchangeable debenture with a principal amount of $300,000 and a common stock purchase warrant to purchase 1,200,000 shares of common stock in a private placement dated December 12, 2017 to an accredited investor pursuant to a Securities Purchase Agreement dated August 14, 2017. See Note 10 for additional details.

A summary of the warrants outstanding as of December 31, 2017 were as follows:

	December 31, 2017
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	6,900,356	$0.428
Issued	1,200,000	0.250
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	8,100,356	$0.402
Exerciseable at end of period	8,100,356

A summary of the status of the warrants outstanding as of December 31, 2017 is presented below:

	December 31, 2017
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
6,422,616	3.74	$0.250	6,422,616	$0.250
734,725	3.49	0.700	734,725	0.700
936,348	3.87	1.000	936,348	1.000
6,667	1.00	30.000	6,667	30.000
8,100,356	3.57	$0.402	8,100,356	$0.402

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the three months ended December 31, 2017 were as follows:

Assumptions

Dividend yield	0%
Expected life	..25-3
Expected volatility	130%
Risk free interest rate	..01-.07%

There were vested warrants of 8,100,356 as of December 31, 2017 with an aggregate intrinsic value of $0.

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

Stock Option Activity

The Company had no stock option transactions during the three months ended December 31, 2017.

There are currently 15,404 options to purchase common stock at an average exercise price of $14.68 per share outstanding as of December 31, 2017 under the 2011 Stock Incentive Plan. The Company recorded $5,187 and $10,887 of compensation expense, net of related tax effects, relative to stock options for the three months ended December 31, 2017 and 2016 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.01) and ($0.03) per share, respectively. As of December 31, 2017, there is approximately $15,028 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 1.53 years.

Stock option activity for the three months ended December 31, 2017 and for the years ended September 30, 2017 and 2016 was as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2015	57,407	18.425	1,057,725
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(6,499)	(21.403)	(139,098)
Outstanding as of September 30, 2016	50,908	18.045	918,627
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(35,504)	(19.507)	(692,568)
Outstanding as of September 30, 2017	15,404	$14.675	$226,059
Granted	-	-	-
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding as of December 31, 2017	15,404	$14.675	$226,059

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2017:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
13.500	3,334	2.50	$13.500	3,334	$13.50
15.000	12,070	1.28	15.000	7,402	15.00
	15,404	1.54	$14.675	10,736	$14.53

There is no aggregate intrinsic value of the exercisable options as of December 31, 2017.

14. OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Note 10 for Notes Payable to Ronald P. Erickson, our Chief Executive Officer Chief and/or entities in which Mr. Erickson has a beneficial interest.

Note Payable to Umpqua Bank

The Company has a $199,935 Business Loan Agreement with Umpqua Bank. On December 19, 2017, the Umpqua Loan maturity was extended to March 31, 2018 and provides for interest at 4.00% per year. Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $23,852 as of December 31, 2017.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

On January 25, 2018, the Company entered into amendments to two demand promissory notes, totaling $600,000 with Mr. Erickson, the Company’s Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. The amendments extend the due date from December 31, 2017 to March 31, 2018 and continue to provide for interest of 3% per annum and a third lien on company assets if not repaid by March 31, 2018 or converted into convertible debentures or equity on terms acceptable to the Holder. The Company recorded accrued interest of $62,704 as of December 31, 2017.

Other Amounts Due to Mr. Erickson

Mr. Erickson and/or entities with which he is affiliated also have advanced $527,833 and have unreimbursed expenses and compensation of approximately $416,156. The Company owes Mr. Erickson, or entities with which he is affiliated, $1,630,545 as of December 31, 2017.

15. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of our business. The Company is currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to our business.

Properties and Operating Leases

The Company is obligated under the following non-cancelable operating leases for its various facilities and certain equipment.

Years Ended December 31,	Total
2018	$75,960
2019	120,074
2020	67,712
2021	-
2022	-
Beyond	-
Total	$263,746

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

Entry into Employment Agreement with Ronald P. Erickson, Chief Executive Officer

On August 4, 2017, the Board of Directors approved an Employment Agreement with Ronald P. Erickson pursuant to which the Company engaged Mr. Erickson as the Company’s Chief Executive Officer through December 31, 2018.

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

16.   SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available. Subsequent to December 31, 2017, there were the following material transactions that require disclosure:

During January 2018 and February 2018, the Company issued 559,240 common shares valued at $.211 related to service awards.

On January 25, 2018, the Company entered into amendments to two demand promissory notes, totaling $600,000, and a note payable for $200,000 related to the Umpqua Bank Business Loan Agreement with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. The amendments extend the due date from December 31, 2017 to March 31, 2018 and continue to provide for interest of 3% per annum and a third lien on company assets if not repaid by March 31, 2018 or converted into convertible debentures or equity on terms acceptable to the Holder.

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

BUSINESS

We are focused on the development, marketing and sales of a proprietary technology which is capable of uniquely authenticating, identifying or diagnosing almost any substance using light to create, record and detect the unique digital “signature” of the substance. We call this our “ChromaID™” technology.

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

Our ChromaID™ Technology

We have developed a proprietary technology to uniquely identify, authenticate or diagnose almost any substance. This patented technology utilizes light at the photon (elementary particle of light) level through a series of emitters and detectors to generate a unique signature or “fingerprint” from a scan of almost any solid, liquid or gaseous material. This signature of reflected or transmitted light is digitized, creating a unique ChromaID signature. Each ChromaID signature is comprised of from hundreds to thousands of specific data points.

The ChromaID technology looks beyond visible light frequencies to areas of near infra-red and ultraviolet light and beyond that are outside the humanly visible light spectrum. The data obtained allows us to create a very specific and unique ChromaID signature of the substance for a myriad of authentication, verification and diagnostic applications.

Traditional light-based identification technology, called spectrophotometry, has relied upon a complex system of prisms, mirrorsand visible light. Spectrophotometers typically have a higher cost and utilize a form factor (shape and size) more suited to a laboratory setting and require trained laboratory personnel to interpret the information. The ChromaID technology uses lower cost LEDs and photodiodes and specific electromagnetic frequencies resulting in a more accurate, portable and easy-to-use solution for a wide variety of applications. The ChromaID technology not only has significant cost advantages as compared to spectrophotometry, it is also completely flexible is size, shape and configuration. The ChromaID scan head can range in size from endoscopic to a scale that could be the size of a large ceiling-mounted florescent light fixture.

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

Joint Development Agreements and Product Strategy

We are currently undertaking internal development work on potential products for the consumer marketplace. This development work is being performed through our Consulting Agreement with Blaze Clinical, Phil Bosua, who serves as our Chief Product Officer. As these products begin to take form over the coming months, we will make appropriate product announcements.

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

Research and Development

Our research and development efforts are primarily focused improving the core foundational ChromaID technology, extending its capacity and developing new and unique applications for the technology. As part of this effort, we typically conduct testing to ensure that ChromaID application methods are compatible with the customer’s requirements, and that they can be implemented in a cost effective manner. We are also actively involved in identifying new application methods. Our current team has considerable experience working with the application of light-based technologies and their application to various industries. We believe that its continued development of new and enhanced technologies relating to our core business is essential to our future success. We incurred expenses of $87,720, $79,405 and $325,803 for the three months ended December 31, 2017 and for the years ended September 30, 2017 and 2016, respectively, on development activities. On July 6, 2017, we entered into a Consulting Agreement with Phil Bosua, our Chief Product Officer, whereby Mr. Bosua can earn up to 200,000 shares of the Company’s company stock based on achieving certain product development and funding milestones.

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

(dollars in thousands)

	Three Months Ended December 31,
	2017	2016	$ Variance	% Variance

Revenue	$1,233	$1,149	$84	7.3%
Cost of sales	985	959	26	-2.7%
Gross profit	248	190	58	30.5%
Research and development expenses	88	41	47	-114.6%
Selling, general and administrative expenses	414	1,307	(893)	68.3%
Impairment of goodwill	-	984	(984)	100.0%
Operating loss	(254)	(2,142)	1,888	88.1%
Other (expense) income:
Interest expense	(293)	(53)	(240)	-452.8%
Other (expense)	19	4	15	375.0%
(Loss) gain on change- derivative liability warrants	-	(417)	417	100.0%
Total other (expense)	(274)	(466)	192	41.2%
(Loss) before income taxes	(528)	(2,608)	2,080	79.8%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(528)	$(2,608)	$2,080	79.8%

THREE MONTHS ENDED DECEMBER 31, 2017 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2016

Sales

Net revenue for the three months ended December 31, 2017 increased $84,000 to $1,233,000 as compared to $1,149,000 for the three months ended December 31, 2016. The increase was due to higher sales by TransTech.

Cost of Sales

Cost of sales for the three months ended December 31, 2017 increased $26,000 to $985,000 as compared to $959,000 for the three months ended December 31, 2016. The increase was due to higher sales by TransTech.

Gross profit was $248,000 for the three months ended December 31, 2017 as compared to $190,000 for the three months ended December 31, 2016. Gross profit was 20.1% for the three months ended December 31, 2017 as compared to 16.6% for the three months ended December 31, 2016. We have focused TransTech on maximizing profits at the current sales level.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2017 increased $47,000 to $88,000 as compared to $41,000 for the three months ended December 31, 2016. The increase was due to expenditures related to the Consulting Agreement with Phil Bosua, our Chief Product Officer for product development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2017 decreased $893,000 to $414,000 as compared to $1,307,000 for the three months ended December 31, 2016.

The decrease primarily was due to (i) decreased business development and investor relation expenses of $253,000; (ii) reduced marketing expenses of $44,000; (iii) decreased payroll expenses of $37,000; (iv) decreased legal expenses of $38,000; (v) decreased bad debt losses on accounts and notes receivable of $400,000; (vi) decreased TransTech expenses of $75,000; and reduced other expenses of $47,000. As part of the selling, general and administrative expenses for the three months ended December 31, 2017, we incurred investor relation expenses and business development expenses of $25,000.

Impairment of Goodwill

Our TransTech business is very capital intensive. We reviewed TransTech’s operations based on its overall financial constraints and determined the value has been impaired. We recorded an impairment of goodwill associated with TransTech of $984,000 during the three months ended December 31, 2016.

Other Income (Expense)

Other expense for the three months ended December 31, 2017 was $274,000 as compared to other expense of $466,000 for the three months ended December 31, 2016. The other expense for the three months ended December 31, 2017 included (i) interest expense of $293,000; offset by (ii) other expense of $19,000. The interest expense related a senior convertible exchangeable debenture issued on December 12, 2017 in conjunction with a Securities Purchase Agreement dated August 14, 2017.

The other expense for the three months ended December 31, 2016 included (i) change in the value of derivatives of $417,000; (ii) interest expense of $53,000; offset by other income of $4,000. The loss on the value of the derivative instruments is a result of the decline of the derivative liability as our underlying stock price has declined.

Net (Loss)

Net loss for the three months ended December 31, 2017 was $528,000 as compared to $2,608,000 for the three months ended December 31, 2016. The net loss for the three months ended December 31, 2017, included non-cash expenses of non-cash items of $234,000. The non-cash items include (i) depreciation and amortization of $14,000; (ii) stock based compensation of $5,000; (iii) conversion of interest and amortization of debt discount of $217,000; offset by (iv) other of $2,000. TransTech’s net income from operations was $21,000 for the three months ended December 31, 2017 as compared to a net loss from operations of ($101,000) for the three months ended December 31, 2016.

The net loss for the three months ended December 31, 2016, included non-cash expense of $1,828,000, including (i) loss on change- derivative liability warrants of $417,000;(ii) other of $10,000, (iii) depreciation and amortization of $22,000; (iv) stock based compensation of $11,000;(v) issuance of capital stock for services and expenses of $207,000; (vi) conversion of interest of $56,000; (vii) provision for losses on accounts receivable of $121,000; and (viii) impairment of goodwill of $984,000.

We expect losses to continue as we commercialize our ChromaID™ technology.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of approximately $92,000 and net working capital deficit of approximately $4,394,000 as of December 31, 2017.  We have experienced net losses since inception and we expect losses to continue as we commercialize our ChromaID™ technology. As of December 31, 2017, we had an accumulated deficit of $32,100,000 and net losses in the amount of $528,000, $3,901,000 and $1,746,000 for the three months ended December 31, 2017 and years ended September 30, 2017 and 2016, respectively. We believe that our cash on hand will be sufficient to fund our operations through March 31, 2018.

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

We finance our TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. Originally entered into on December 9, 2008, TransTech obtained an initial $1,000,000 secured credit facility with Capital Source to fund its operations. On June 6, 2017, TransTech entered into the Fourth Modification to the Loan and Security Agreement. This secured credit facility was renewed until June 12, 2018 with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, and is now not to exceed $500,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. The remaining balance on the accounts receivable line of $424,489 ($20,000 available) as of December 31, 2017 must be repaid by the time the secured credit facility expires on June 12, 2018, or the Company renews by automatic extension for the next successive one year term.

Operating Activities

Net cash used in operating activities for the three months ended December 31, 2017 was $371,000. This amount was primarily related to (i) a net loss of $528,000; (ii) an increase in accounts receivable of $40,000; (iii) a decrease in accounts payable – trade and accrued expenses of $90,000 and (iv) other of $12,000; offset by (v) a decrease in inventory of $64,000; (vi) non-cash expenses of non-cash expenses of non-cash items of $234,000. The non-cash items include (i) depreciation and amortization of $14,000; (ii) stock based compensation of $5,000; (iii) conversion of interest and amortization of debt discount of $217,000; offset by (iv) other of $2,000.

Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2017 was $359,000. This amount was primarily related to (i) proceeds from convertible notes of $300,000; and (ii) proceeds of convertible notes of $59,000.

Our contractual cash obligations as of December 31, 2017 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$263,746	$75,960	$137,414	$50,372	$-
Convertible notes payable	870,000	870,000	-	-	-
Notes payable	1,224,424	1,224,424	-	-	-
Capital expenditures	100,000	20,000	40,000	40,000	-
	$2,458,170	$2,190,384	$177,414	$90,372	$-

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

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2017 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Personnel: We do not employ a full time Chief Financial Officer. We utilize a consultant to assist with our financial reporting.

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

b) Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2017, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

We are currently operating at a loss. We believe that our cash on hand will be sufficient to fund our operations through March 31, 2018. We need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.  We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.  There can there can be no assurance that we will be able to sell that number of shares, if any.

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

As of December 31, 2017, we have a net working capital deficit of approximately $4,394,000 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

We have a $199,935 Business Loan Agreement with Umpqua Bank. On December 19, 2017, the Umpqua Loan maturity was extended to March 31, 2018 and provides for interest at 4.00% per year. Related to this Umpqua Loan, we entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by us under the Umpqua Loan. We recorded accrued interest of $23,852 as of December 31, 2017.

On January 25, 2018, we entered into amendments to two demand promissory notes, totaling $600,000 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. The amendments extend the due date from December 31, 2017 to March 31, 2018 and continue to provide for interest of 3% per annum and a third lien on company assets if not repaid by March 31, 2018 or converted into convertible debentures or equity on terms acceptable to the Holder. We recorded accrued interest of $62,704 as of December 31, 2017.

Mr. Erickson and/or entities with which he is affiliated also have advanced $527,833 and have unreimbursed expenses and compensation of approximately $416,156. We owe Mr. Erickson, or entities with which he is affiliated, $1,630,545 as of December 31, 2017.

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

We have experienced net losses since inception. As of December 31, 2017, we had an accumulated deficit of $32,062,000 and net losses in the amount of $528,000 $3,901,000 and $1,746,000 for the three months ended December 31, 2017 and for the years ended September 30, 2017 and 2016, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our ChromaID business has produced minimal revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

We are dependent on key personnel.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace, including Ronald P. Erickson, our Chief Executive Officer and Phil Bosua, our Chief Product Officer. We do not maintain key person life insurance covering any of our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations, and the ability of all personnel to work together effectively as a team.  Our officers do not currently have employment agreements.  Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.  Our success also depends on our continued ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, manufacturing, administrative and sales and marketing personnel. Competition for these individuals is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in recruiting and retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new products and adversely impact our relationships with existing and future customers. The inability to attract and retain necessary technical, managerial, manufacturing, administrative and sales and marketing personnel could harm our ability to obtain new customers and develop new products and could adversely affect our business and operating results.

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

We currently have a very small sales and marketing organization at our TransTech Systems subsidiary. If we are unable to secure a sales and marketing partner or establish satisfactory sales and marketing capabilitiesat the Visualant parent Company level we may not be able to successfully commercialize our ChromaID technology.

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

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 23,334 outstanding shares of Series A Preferred Stock, 1,785,715 outstanding shares of Series C Preferred Stock and 1,016,004 outstanding shares Series D preferred Stock, would adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $870,000 and the exercise price of outstanding warrants to purchase 6,244,216 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments.

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

As of December 31, 2017, two individuals in the aggregate, assuming the exercise of all warrants to purchase common stock, hold shares representing approximately 80% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, the agreement with one of these individuals limits his ownership to 4.99% individually. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of December 31, 2017, we had 4,655,486 shares of common stock issued and outstanding, held by 68 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of December 31, 2017, there were options outstanding for the purchase of 15,404 common shares, warrants for the purchase of 7,767,416 common shares, 2,825,053 shares of our common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock and up to 332,940 shares of our common stock issuable upon the exercise of placement agent warrants. In addition, we have an unknown number of shares are issuable upon conversion of convertible debentures of $870,000. All of which could potentially dilute future earnings per share.

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

During the three months ended December 31, 2017, we had no issuances of unregistered sales of equity securities:

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

None.

ITEM 5. OTHER INFORMATION

This item is not applicable.

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

10.1
Form of Preferred Stock and Warrant Purchase Agreement by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 5, 2017)

10.2
Form of Amended and Restated Registration Rights Agreement. by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 5, 2017)

10.3
Form of Series F Warrant to Purchase Common Stock by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 5, 2017)

10.4
Amendment 11 to Demand Promissory Note dated November 2, 2017 by and between Visualant, Incorporated and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 3, 2017)

10.5
Amendment 12 to Demand Promissory Note dated November 2, 2017 by and between Visualant, Incorporated and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 3, 2017)

10.6
Amendment 13 to Demand Promissory Note dated November 2, 2017 by and between Visualant, Incorporated and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 3, 2017)

10.7
Securities Purchase Agreement dated August 14, 2017 by and between Visualant, Incorporated and accredited investor (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 18, 2017)

10.8
Senior Secured Convertible Redeemable Debenture dated December 12, 2017 by and between Visualant, Incorporated and accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 22, 2017)

10.9
General Security Agreement dated December 12, 2017 by and between Visualant, Incorporated and accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 18, 2017)

10.10
Common Stock Purchase Warrant dated December 12, 2017 issued by Visualant, Incorporated to accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 22, 2017)

10.11
Schedule A to Subordination Agreement dated December 12, 2017 by and between an entity affiliated with Ronald P. Erickson and accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 22, 2017)

10.12	Lease dated October 15, 2017 by and between TransTech Systems, Inc, and Little Properties LLC. Filed herewith.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14. Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14. Filed herewith.

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act. Filed herewith.

32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act. Filed herewith.

101.INS*	101.INS* XBRL Instance Document
101.SCH*	101.SCH* XBRL Taxonomy Extension Schema Document
101.CAL*	101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	101.LAB* XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	101.DEF* XBRL Taxonomy Extension Definition Linkbase Document

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

VISUALANT, INCORPORATED

(Registrant)

Date: February 14, 2018	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: February 14, 2018	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)