Form 10-Q
period 2018-03-31
VISUALANT INC
filed 2018-05-09
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of May 9, 2018: 7,439,726 shares

ITEM 1.	FINANCIAL STATEMENTS

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2018	September 30, 2017
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$-	$103,181
Accounts receivable, net of allowance of $60,000 and $60,000, respectively	556,996	693,320
Prepaid expenses	23,395	27,687
Inventories, net	204,293	225,909
Total current assets	784,684	1,050,097

EQUIPMENT, NET	102,742	133,204

OTHER ASSETS
Other assets	7,170	5,070

TOTAL ASSETS	$894,596	$1,188,371

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Cash overdraft	$14,750	$-
Accounts payable - trade	2,139,633	2,156,646
Accounts payable - related parties	4,808	2,905
Accrued expenses	42,640	24,000
Accrued expenses - related parties	656,004	1,166,049
Deferred revenue	5,287	63,902
Convertible notes payable	2,390,065	570,000
Notes payable - current portion of long term debt	374,997	1,165,660
Total current liabilities	5,628,184	5,149,162

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 3/31/2018 and 9/30/2017, respectively	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 23,334
issued and outstanding at 3/31/2018 and 9/30/2017, respectively	23	23
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 3/31/2018 and 9/30/2017, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 3,906,250 shares authorized,
1,016,014 shares issued and outstanding at 3/31/2018 and 9/30/2017, respectively	1,015	1,015
Common stock - $0.001 par value, 100,000,000 shares authorized, 5,214,726 and 4,655,486 shares
issued and outstanding at 3/31/2018 and 9/30/2017, respectively	5,215	4,655
Additional paid in capital	28,619,515	27,565,453
Accumulated deficit	(33,361,146)	(31,533,727)
Total stockholders' deficit	(4,733,588)	(3,960,791)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$894,596	$1,188,371

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

REVENUE	$1,092,228	$1,497,019	$2,325,085	$2,645,819
COST OF SALES	865,571	1,192,474	1,850,594	2,150,916
GROSS PROFIT	226,657	304,545	474,491	494,903
RESEARCH AND DEVELOPMENT EXPENSES	153,300	6,875	241,020	47,483
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	578,097	560,980	992,462	1,818,126
IMPAIRMENT OF GOODWILL	-	-	-	983,645
OPERATING LOSS	(504,740)	(263,310)	(758,991)	(2,354,351)

OTHER INCOME (EXPENSE):
Interest expense	(793,837)	(16,058)	(1,087,039)	(68,330)
Other (expense) income	(577)	39,533	18,611	43,140
(Loss) on change - derivative liability	-	(805,123)	-	(1,222,555)
Total other (expense)	(794,414)	(781,648)	(1,068,428)	(1,247,745)

(LOSS) BEFORE INCOME TAXES	(1,299,154)	(1,044,958)	(1,827,419)	(3,602,096)

Income taxes - current provision	-	-	-	-
		.
NET (LOSS)	$(1,299,154)	$(1,044,958)	$(1,827,419)	$(3,602,096)

Basic and diluted loss per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.25)	$(0.28)	$(0.37)	$(1.04)

Weighted average shares of common stock outstanding- basic and diluted	5,128,144	3,713,078	4,889,218	3,479,895

The accompanying notes are an integral part of these consolidated financial statements.

VISUALANT, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	March 31, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,827,419)	$(3,602,096)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	30,462	41,411
Issuance of capital stock for services and expenses	70,641	376,989
Conversion of interest	64,233	87,694
Stock based compensation	7,334	21,774
Gain (loss) on sale of assets	-	(1,034)
Loss on change - derivative liability	-	1,222,555
Amortization of debt discount	475,174	10,500
Conversion of accrued liabilites- related parties to convertible notes payable	491,802	-
Provision on loss on accounts receivable	21,406	120,000
Issuance of warrant for debt conversion	110,545	-
Impairment of goodwill	-	983,645
Changes in operating assets and liabilities:
Accounts receivable	114,918	(51,533)
Prepaid expenses	4,292	963
Inventory	21,616	58,669
Other assets	(2,100)	-
Accounts payable - trade and accrued expenses	33,193	161,883
Deferred revenue	(58,615)	-
NET CASH (USED IN) OPERATING ACTIVITIES	(442,518)	(568,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in BioMedx, Inc.	-	(260,000)
Proceeds from investment in BioMedx, Inc,	-	290,608
Proceeds from sale of equipment	-	1,034
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	-	31,642

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) from line of credit	(190,663)	(4,781)
Proceeds from convertible notes payable	530,000	330,000
Repayment of convertible notes	-	(125,000)
Proceeds from issuance of common/preferred stock, net of costs	-	300,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	339,337	500,219

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(103,181)	(36,719)

CASH AND CASH EQUIVALENTS, beginning of period	103,181	188,309

CASH AND CASH EQUIVALENTS, end of period	$-	$151,590

Supplemental disclosures of cash flow information:
Interest paid	$20,243	$14,245
Taxes paid	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature	$348,096	$-
Conversion of convertible debt	$-	$695,000
Benificial conversion feaature	$-	$559,130
Conversion of convertible debt to preferred shares	$-	$220,000
Related party accounts converted to notes	$482,014	$-

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2017, filed with the Securities and Exchange Commission (“SEC”) on December 29, 2017. The results of operations for the six months ended March 31, 2018 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

1.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $(1,827,419), $(3,901,232) and $(1,746,495) for the six months ended March 31, 2018 and for the years ended September 30, 2017 and 2016, respectively. Net cash used in operating activities was $(442,518), $(1,264,324) and $(2,746,333) for the six months ended March 31, 2018 and for the years ended September 30, 2017 and 2016, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2018, the Company’s accumulated deficit was $33,361,146.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, the Company’s Chairman of the Board, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2017 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

We believe that our cash on hand will be sufficient to fund our operations until May 31, 2018. We need additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.

2.	ORGANIZATION

Visualant, Incorporated (the “Company,” “Visualant, Inc.” or “Visualant”) was incorporated under the laws of the State of Nevada in 1998. The Company has authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

Since 2007, the Company has been focused primarily on the development of a proprietary technology, which is capable of uniquely identifying and authenticating almost any substance using electromagnetic energy to detect the unique digital “signature” of the substance. The Company calls this its technology “ChromaID™” and “Bio-RFID.” .

In 2010, the Company acquired TransTech Systems, Inc. as an adjunct to its business. TransTech is a distributor of products for employee and personnel identification. TransTech currently provides substantially all of the Company’s revenues.

The Company is in the process of commercializing its ChromaID™ and Bio-RFID™ technology. To date, the Company has entered into License Agreements with Sumitomo Precision Products Co., Ltd. and Intellicheck, Inc. In addition, it has a technology license agreement with Allied Inventors, formerly Xinova and Invention Development Management Company, a subsidiary of Intellectual Ventures.

The Company believes that its commercialization success is dependent upon its ability to significantly increase the number of customers that are purchasing and using its products. To date the Company has generated minimal revenue from sales of its ChromaID and Bio-RFID products. The Company is currently not profitable. Even if the Company succeeds in introducing the ChromaID and Bio-RFID technology and related products to its target markets, the Company may not be able to generate sufficient revenue to achieve or sustain profitability.

ChromaID was invented by scientists from the University of Washington under contract with Visualant. Bio-RFID was invented by individuals working for the Company. The Company actively pursues a robust intellectual property strategy and has been granted twelve patents. The Company also has 20 patents pending. The Company possesses all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to the Company in perpetuity by the Company’s strategic partner, Allied Inventors.

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $35,000 reserve for impaired inventory as of March 31, 2018 and September 30, 2017, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of March 31, 2018 and September 30, 2017 are based upon the short-term nature of the assets and liabilities.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of March 31, 2018, there were options outstanding for the purchase of 4,736 common shares, warrants for the purchase of 11,837,422 common shares, 2,825,053 shares of the Company’s common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock. In addition, the Company has an unknown number of shares issuable upon conversion of convertible debentures of $2,390,066. All of which could potentially dilute future earnings per share.

As of March 31, 2017, there were options outstanding for the purchase of 50,908 common shares, warrants for the purchase of 5,110,812 common shares, 2,467,910 shares of our common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock. In addition, the Company had an unknown number of shares issuable upon conversion of convertible debentures of $175,000. All of which could potentially dilute future earnings per share.

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

4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $556,996 and $693,320, net of allowance, as of March 31, 2018 and September 30, 2017, respectively. The Company had one customer in excess of 10% (36.2%) of the Company’s consolidated revenues for the six months ended March 31, 2018. The Company had one customer (71.5%) with accounts receivable in excess of 10% as of March 31, 2018. The Company has a total allowance for bad debt in the amount of $60,000 as of March 31, 2018.

5.  INVENTORIES

Inventories were $204,293 and $225,909 as of March 31, 2018 and September 30, 2017, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There was a $35,000 reserve for impaired inventory as of March 31, 2018 and September 30, 2017, respectively.

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

Due to the uncertainty involved with a start-up company, The Company’s management determined that the value of the Promissory Note and BioMedx common stock was zero at December 31, 2016 and recorded an impairment reserve for the full value as of December 31, 2016. During the year ended September 30, 2017, BioMedx paid the Company $290,608 in full satisfaction of the Note. The Company recorded the gain as a reduction in SG&A expense during the year ended September 30, 2017. In addition, the Company has not valued the 150,000 shares of BioMedx common stock.

7. FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $102,742 and $133,204 as of March 31, 2018 and September 30, 2017, respectively. Accumulated depreciation was $640,736 and $662,855 as of March 31, 2018 and September 30, 2017, respectively. Total depreciation expense was $30,462 and $17,399 for the six months ended March 31, 2018 and 2017, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of March 31, 2018 was comprised of the following:

	Estimated	March 31, 2018
	Useful Lives	Purchased	Capital Leases	Total
TTS-
Machinery and equipment	3-10 years	$129,180	$42,681	$171,861
Leasehold improvements	2-3 years	272,500	-	$272,500
Furniture and fixtures	2-3 years	31,197	95,020	$126,217
Software and websites	3- 7 years	35,830	-	$35,830
Less: accumulated depreciation		(365,965)	(137,701)	$(503,666)
		$102,742	$-	$102,742

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

There was no derivative liability as of March 31, 2018 and September 30, 2017. For the year ended September 30, 2017, the Company recorded non-cash loss of $217,828 related to the “change in fair value of derivative” expense related to its derivative instruments. The Company early adopted ASU 2017-11 and has reclassified its financial instrument with down round features to equity in the amount of $410,524 at September 30, 2017.

10. CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of March 31, 2018 and September 30, 2017 consisted of the following:

Convertible Promissory Note dated September 30, 2016

On September 30, 2016, the Company entered into a $210,000 Convertible Promissory Note with Clayton A. Struve, an accredited investor of the Company, to fund short-term working capital. The Convertible Promissory Note accrues interest at a rate of 10% per annum and becomes due on March 30, 2017. The Note holder can convert to common stock at $0.70 per share. During the year ended September 30, 2017, the Company recorded interest of $21,000 related to the convertible note. This note was extended in the Securities Purchase Agreement, General Security Agreement and Subordination Agreement dated August 14, 2017 with a maturity date of August 13, 2018. The Company recorded accrued interest of $31,741 as of March 31, 2018.

Securities Purchase Agreement dated August 14, 2017

On August 14, 2017, the Company issued a senior convertible exchangeable debenture with a principal amount of $360,000 and a common stock purchase warrant to purchase 1,440,000 shares of common stock in a private placement to Clayton Struve for gross proceeds of $300,000 pursuant to a Securities Purchase Agreement dated August14, 2017. The debenture accrues interest at 20% per annum and matures August 13, 2018. The convertible debenture contains a beneficial conversion valued at $110,629. The warrants were valued at $111,429. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest.

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

On March 2, 2018, the Company received gross proceeds of $280,000 in exchange for issuing a senior convertible redeemable debenture with a principal amount of $336,000 and a warrant to purchase 1,344,000 shares of common stock in a private placement dated February 28, 2018 to an accredited investor pursuant to a Securities Purchase Agreement dated August 14, 2017. The convertible debenture contains a beneficial conversion valued at $252,932. The warrants were valued at $348,096. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest.

In connection with the February 28, 2018 private placement, the placement agent for the debenture and the warrant received a cash fee of $28,000 and the Company issued warrants to purchase shares of the Company’s common stock to the placement agent or its affiliates based on 10% of proceeds.

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

The Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. See Note 10 and 11 for additional details. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $5,836 as of March 31, 2018.

11.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long-term debt as of March 31, 2018 and September 30, 2017 consisted of the following:

	March 31,	September 30,
	2018	2017

Capital Source Business Finance Group	$175,062	$365,725
Note payable to Umpqua Bank	199,935	199,935
Secured note payable to J3E2A2Z LP - related party	-	600,000
Total debt	374,997	1,165,660
Less current portion of long term debt	(374,997)	(1,165,660)
Long term debt	$-	$-

Capital Source Business Finance Group

The Company finances its TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. Originally entered into on December 9, 2008, TransTech obtained an initial $1,000,000 secured credit facility with Capital Source to fund its operations. On June 6, 2017, TransTech entered into the Fourth Modification to the Loan and Security Agreement. This secured credit facility was renewed until June 12, 2018 with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, and is now not to exceed $500,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. The remaining balance on the accounts receivable line of $175,062 ($253,000 available) as of March 31, 2018 must be repaid by the time the secured credit facility expires on June 12, 2018, or the Company renews by automatic extension for the next successive one year term.

Note Payable to Umpqua Bank

The Company has a $199,935 Business Loan Agreement with Umpqua Bank. On March 26, 2018, the Umpqua Loan maturity was extended to March 31, 2019 and provides for interest at 4.75% per year. Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chairman of the Board. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $25,332 as of March 31, 2018.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

On January 25, 2018, the Company entered into amendments to two demand promissory notes, totaling $600,000 with Mr. Erickson, the Company’s Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. The amendments extend the due date from December 31, 2017 to March 31, 2018 and continue to provide for interest of 3% per annum and a third lien on company assets if not repaid by March 31, 2018 or converted into convertible debentures or equity on terms acceptable to the Holder. On March 16, 2018, the demand promissory notes and accrued interest were converted into convertible notes payable. See Note 10 for additional details.

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

The following equity issuances occurred during the six months ended March 31, 2018:

A supplier converted accounts payable totaling $48,300 into 230,000 shares of common stock.

The Company issued 329,240 shares of common stock to two Names Executive Officers employees and three consultants and for services during 2017 and 2018. The Company expensed $70,640 during the six months ended March 31, 2018.

Warrants to Purchase Common Stock

The following warrants were issued during the six months ended March 31, 2018:

On December 15, 2017, the Company received $250,000 and issued a senior convertible exchangeable debenture with a principal amount of $300,000 and a five year common stock purchase warrant to purchase 1,200,000 shares of common stock in a private placement dated December 12, 2017 to an accredited investor pursuant to a Securities Purchase Agreement dated August 14, 2017. See Note 10 for additional details. The initial exercise price of the warrants described above is $0.25 per share, also subject to certain adjustments.

On March 2, 2018, the Company received gross proceeds of $280,000 in exchange for issuing a senior convertible redeemable debenture with a principal amount of $336,000 and a five year warrant to purchase 1,344,000 shares of common stock in a private placement dated February 28, 2018 to an accredited investor pursuant to a Securities Purchase Agreement dated August 14, 2017 See Note 10 for additional details. The initial exercise price of the warrants described above is $0.25 per share, also subject to certain adjustments.

The Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. See Note 10 and 11 for additional details.

In addition, effective as of January 31, 2018, Erickson was issued a warrant to purchase up to 855,000 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. See Note 10 and 11 for additional details.

During the six months ended March 31, 2108, The Company issued placement agent warrants related to the issuance of senior convertible redeemable debentures and Series D Preferred Stock to purchase up to 473,400 shares of common stock for a period of five years. The initial exercise price of the warrants described above is $0.25 per share, also subject to certain adjustments.

A summary of the warrants outstanding as of March 31, 2018 were as follows:

	March 31, 2018
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	6,900,356	$0.428
Issued	4,937,066	0.250
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	11,837,422	$0.354
Exerciseable at end of period	11,837,422

A summary of the status of the warrants outstanding as of March 31, 2018 is presented below:

	March 31, 2018
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
10,159,682	3.98	$0.250	10,159,682	$0.250
734,725	3.24	0.700	734,725	0.700
936,348	3.62	1.000	936,348	1.000
6,667	0.75	30.000	6,667	30.000
11,837,422	3.65	$0.354	11,837,422	$0.354

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the six months ended March 31, 2018 were as follows:

Assumptions

Dividend yield	0%
Expected life	2-5 years
Expected volatility	125%
Risk free interest rate	2.14%-2.65%

There were vested warrants of 11,837,422 as of March 31, 2018 with an aggregate intrinsic value of $0.

13.	STOCK OPTIONS

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

Stock Option Activity

The Company had the following stock option transactions during the six months ended March 31, 2018.

A former employee forfeited stock option grants for 10,668 shares of common stock at $14.719 per share.

There are currently 4,736 options to purchase common stock at an average exercise price of $14.577 per share outstanding as of March 31, 2018 under the 2011 Stock Incentive Plan. The Company recorded $7,334 and $21,774 of compensation expense, net of related tax effects, relative to stock options for the six months ended March 31, 2018 and in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00) and ($0.01) per share, respectively. As of March 31, 2018, there is approximately $2,722 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 1.38 years.

Stock option activity for the six months ended March 31, 2018 and for the years ended September 30, 2017 and 2016 was as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2015	57,407	18.425	1,057,725
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(6,499)	(21.403)	(139,098)
Outstanding as of September 30, 2016	50,908	18.045	918,627
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(35,504)	(19.507)	(692,568)
Outstanding as of September 30, 2017	15,404	$14.675	$226,059
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(10,668)	14.719	(157,020)
Outstanding as of March 31, 2018	4,736	$14.577	$69,039

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2018:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
13.500	1,334	2.25	$13.500	1,334	$13.50
15.000	3,402	1.04	15.000	2,068	15.00
	4,736	1.38	$14.577	3,402	$14.41

There is no aggregate intrinsic value of the exercisable options as of March 31, 2018.

14.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Note 10 and 11 for Convertible Notes Payable and Notes Payable with Ronald P. Erickson, our Chairman and/or entities in which Mr. Erickson has a beneficial interest.

Note Payable to Umpqua Bank

The Company has a $199,935 Business Loan Agreement with Umpqua Bank. On March 26, 2018, the Umpqua Loan maturity was extended to March 31, 2019 and provides for interest at 4.75% per year. Related to this Umpqua Loan, the Company entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chairman of the Board. This demand promissory note will be effective in case of a default by the Company under the Umpqua Loan. The Company recorded accrued interest of $25,332 as of March 31, 2018.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

On January 25, 2018, the Company entered into amendments to two demand promissory notes, totaling $600,000 with Mr. Erickson, the Company’s Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. The amendments extend the due date from December 31, 2017 to March 31, 2018 and continue to provide for interest of 3% per annum and a third lien on company assets if not repaid by March 31, 2018 or converted into convertible debentures or equity on terms acceptable to the Holder. On March 16, 2018, the demand promissory notes and accrued interest were converted into convertible notes payable. See Note 10 for additional details.

Other Amounts Due to Mr. Erickson

Mr. Erickson and/or entities with which he is affiliated also have advanced $24,500 and have unreimbursed expenses and compensation of approximately $493,476. The Company owes Mr. Erickson, or entities with which he is affiliated, $517,916 as of March 31, 2018.

15.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of our business. The Company is currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to our business.

Properties and Operating Leases

The Company is obligated under the following non-cancelable operating leases for its various facilities and certain equipment.

Years Ended March 31,	Total
2019	$86,190
2020	117,169
2021	41,414
2022	-
2023	-
Beyond	-
Total	$244,773

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

Consulting Agreement with Phillip A. Bosua

On July 7, 2017, the Company entered into a Consulting Agreement with Phillip A. Bosua whereby Mr. Bosua can earn up to 200,000 shares of the Company’s company stock based on achieving certain product development and funding milestones.

On March 1, 2018, the Company entered into a Consulting and Services Agreement with Blaze, Inc. and Mr. Bosua. The Consulting Agreement supersedes the Consulting Relationship Letter dated July 6, 2017 between the Company and Mr. Bosua. Under the terms of the Consulting Agreement, Blaze and Mr. Bosua are performing certain development work on behalf of the Company related to potential products for the consumer marketplace. The Consulting Agreement is deemed to be effective as of the date of the July 7, 2017 Consulting Relationship Letter and is effective until the completion of services or earlier termination in accordance with the terms of the Agreement.

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

16.   SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available. Subsequent to March 31, 2018, there were the following material transactions that require disclosure:

The Company issued 2,225,000 common shares valued at $0.25 related to service awards. The Company issued stock option grants to two employees to acquire 700,000 shares of the Company’s common stock. The stock option grants vest annually over four years. Finally, the Company issued a warrant to purchase 100,000 shares of the common stock. The grant price of the five year warrant was $0.25 per share.

Issuance of Twelfth Patent on ChromaID™ Technology

On April 4, 2018, the Company was issued US Patent No. 9,869,636 B2, entitled “Device For Evaluation Of Fluids Using Electromagnetic Energy.” The patent expires approximately April 2033. This patent pertains to the use of ChromaID technology for evaluating and analyzing fluids such as those following through an IV drip in a hospital or water, for example.

Merger with RAAI Lighting, Inc.

On April 10, 2018, the Company entered into an Agreement and Plan of Merger with 500 Union Corporation, a Delaware corporation and a wholly owned subsidiary of the Company, and RAAI Lighting, Inc., a Delaware corporation. Pursuant to the Merger Agreement, the Company has agreed to acquire all the outstanding shares of RAAI’s capital stock through a merger of Merger Sub with and into RAAI, with RAAI surviving the Merger as a wholly owned subsidiary of the Company. The Merger and the Merger Agreement were approved by (a) the sole director and stockholder of RAAI and (b) the Board of Directors of the Company (acting on behalf of the Company directly and on behalf of the Company as the sole stockholder of Merger Sub).

Under the terms of the Merger Agreement, each share of RAAI common stock issued and outstanding immediately before the Merger (1,000 shares) will be cancelled and converted into the right to receive 2,000 shares of the Company’s common stock. As a result, the Company will issue 2,000,000 shares of its common stock to Phillip A. Bosua, formerly the sole stockholder of RAAI. The consideration for the Merger was determined through arms-length bargaining by the Company and RAAI. The shares issued to Mr. Bosua represent approximately 27.7% of the Company’s issued and outstanding common stock after the Merger. The shares issued to Mr. Bosua represent approximately 9.0% of the Company’s fully diluted common stock after the Merger. The Merger was structured to qualify as a tax-free reorganization for U.S. federal income tax purposes. The Company received intellectual property, copy rights and trademarks related to RAAI. The Company did not acquire a business, customer list or employees.

Appointment of Director

On April 10, 2018, the Board increased the size of the Board from three to four members and Phillip A. Bosua was appointed as a member of the Board. Mr. Bosua’s term of office expire at the next annual meeting of the Company’s stockholders.

Appointment of Officers

On April 10, 2018, the Company appointed Mr. Bosua as Chief Executive Officer of the Company, replacing Ronald P. Erickson, who remains Chairman of the Company. Mr. Erickson has been a director and officer of Visualant since April 2003. He was appointed as our CEO and President in November 2009 and as Chairman of the Board in February 2015. Previously, Mr. Erickson was our President and Chief Executive Officer from September 2003 through August 2004, and was Chairman of the Board from August 2004 until May 2011.

Phillip A. Bosua was appointed the Company’s CEO on April 10, 2018.  Previously, Mr. Bosua served as the Company’s Chief Product Officer since August 2017 and the Company entered into a Consulting Agreement on July 7, 2017. From September 2012 to February 2015, he was the founder and Chief Executive Officer of LIFX Inc. (where he developed and marketed an innovative“smart” light bulb) and from August 2015 until February 2016 was Vice President Consumer Products at Soraa (which markets specialty LED light bulbs). From February 2016 to July 2017, Mr. Bosua was the founder and CEO of RAAI, Inc. (where he continued the development of his smart lighting technology).  From May 2008 to February 2013 he was the Founder and CEO of LimeMouse Apps, a leading developer of applications for the Apple App Store.

On April 10, 2018, the Company entered into an Employment Agreement with Mr. Bosua reflecting his appointment as Chief Executive Officer. The Employment Agreement is for an initial term of 12 months (subject to earlier termination) and will be automatically extended for additional 12-month terms unless either party notifiesthe other party of its intention to terminate the Employment Agreement. Mr. Bosua will be paid a base salary of $225,000 per year and may be entitled to bonuses and equity awards at the discretion of the Board or a committee of the Board. The Employment Agreement provides for severance pay equal to 12 months of base salary if Mr. Bosua is terminated without “cause” or voluntarily terminates his employment for “good reason.”

On April 10, 2018, the Company entered into an Amended Employment Agreement for Ronald P. Erickson which amends the Employment Agreement dated July 1, 2017. The Agreement expires March 21, 2019.

Amendment of Equity Incentive Plan

On April 10, 2018, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 93,333 to 1,200,000.

Merger with Know Lab, Inc.

On May 1, 2018, Know Labs, Inc. – a Nevada corporation incorporated on April 3, 2018, and our wholly-owned subsidiary – merged with and into the Company pursuant to an Agreement and Plan of Merger dated May 1, 2018.  In connection with the merger, our Articles of Incorporation were effectively amended to change our name to “Know Labs, Inc.” by and through the filing of Articles of Merger which are filed herewith as Exhibit 3.1.  This parent-subsidiary merger was approved by us, the parent, in accordance with Nevada Revised Statutes Section 92A.180.  Stockholder approval was not required.  This amendment was filed with the Nevada Secretary of State and became effective on May 1, 2018.

Corporate Name Change and Symbol Change

On May 1, 2018, the Company filed a corporate action with FINRA to effectively change the Company’s OTC trading symbol and change the Company’s name to “Know Labs, Inc.” The Company’s Board of Directors approved the Symbol Change on April 10, 2018, and in accordance with the Nevada Revised Statutes, no shareholder approval was required. The Symbol Change would change the Company’s current symbol from “VSUL” to “KNWN,” or, if unavailable, either “KNLB” or “KLBS,” pending FINRA’s confirmation.

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

BUSINESS

We are focused on the development, marketing and sales of a proprietary technology which is capable of uniquely authenticating, identifying or diagnosing almost any substance using electromagnetic energy to create, record and detect the unique “signature” of the substance. We call this our “ChromaID™” and “Bio-RFID™” technology.

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

We have pursued an active intellectual property strategy and have been granted twelve patents. We also have 20 patents pending. We possess all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to us in perpetuity by our strategic partner, Allied Inventors, a spin off corporation from Intellectual Ventures, the large intellectual property fund.

Our Bio-RFID™ Technology

Working in our lab over the past several months, we have developed extensions and new inventions derived from our ChromaID technology which we refer to as Bio-RFID technology. We are in the early stages of the development of this technology. We are building the internal and external development team necessary to rapidly commercialize this newly discovered technology as well as secure, through additional patent filings, the intellectual property created with these new inventions.

ChromaID and Bio-RFID: Foundational Platform Technologies

Our ChromaID and Bio-RFID technologies provide a platform upon which a myriad of applications can be developed. As platform technologies, they are analogous to a smartphone, upon which an enormous number of previously unforeseen applications have been developed. ChromaID and Bio-RFID technologies are enabling technologies that bring the science of electromagnetic energy to low cost, real world commercialization opportunities across multiple industries. The technologies are foundational and as such, the basis upon which the Company believes a significant business can be built.

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

The cornerstone of a company with a foundational platform technology is its intellectual property. We have pursued an active intellectual property strategy and has been granted twelve patents. We currently have 20 patents pending. We possesses all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to us in perpetuity by our strategic partner, Allied Inventors.

Our Patents

We believe that our twelve patents, 20 patent applications, three registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets. Our patents will expire at various times between 2027 and 2033. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

The issued patents cover the fundamental aspects of the Visualant ChromaID technology and a growing number of unique applications ranging, to date, from invisible bar codes to tissue and liquid analysis. We are filing patents on Bio-RFID technology and will continue to expand the Company’s patent portfolio over time through internal development efforts as well as through licensing opportunities with third parties.

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

On April 18, 2017, we were issued US Patent No. 9,625,371 B2 entitled “Method, Apparatus, and Article to Facilitate Evaluation of Substances Using Electromagnetic Energy.” The patent expires July 2027. This patent pertains to the use of ChromaID technology for the identification and analysis of biological tissue. It has many potential applications in medical, industrial and consumer markets.

On April 4, 2018, we were issued US Patent No. 9,869,636 B2, entitled “Device For Evaluation Of Fluids Using Electromagnetic Energy.” The patent expires approximately April 2033. This patent pertains to the use of ChromaID technology for evaluating and analyzing fluids such as those following through an IV drip in a hospital or water, for example.

We continue to pursue a patent strategy to expand its unique intellectual property in the United States and other countries.

Joint Development Agreements and Product Strategy

We are currently undertaking internal development work on potential products for the consumer marketplace. This development work was being performed through our Consulting Agreement with Blaze Clinical, and Phillip A. Bosua, who served as our Chief Product Officer. As these products begin to take form over the coming months, we will make appropriate product announcements.

We also will continue to engage with partners through licensing our technology in various fields of use, entering in to joint venture agreements to develop specific applications, and it certain specific instances developing its own products for the marketplace.

We have deployed our ChromaID development kit to a number of potential joint venture partners and customers around the world. There are strong indications of interest in deploying our technology in a wide variety of applications involving identification, authentication and diagnostics. We are focusing our current efforts on productizing our technology as it moves out of the research laboratory and in to the marketplace.

Research and Development

Our research and development efforts are primarily focused improving the core foundational ChromaID technology, extending its capacity and developing new and unique applications for the technology. As part of this effort, we typically conduct testing to ensure that ChromaID application methods are compatible with the customer’s requirements, and that they can be implemented in a cost effective manner. We are also actively involved in identifying new application methods. Our current team has considerable experience working with the application of light-based technologies and their application to various industries. We believe that its continued development of new and enhanced technologies relating to our core business is essential to our future success. We incurred expenses of $241,020, $79,405 and $325,803 for the six months ended March 31, 2018 and for the years ended September 30, 2017 and 2016, respectively, on development activities. On July 6, 2017, we entered into a Consulting Agreement with Phillip A. Bosua, our Chief Product Officer.

THE COMPANY’S COMMON STOCK

Our common stock trades on the OTCQB Exchange under the symbol “VSUL.” On May 1, 2018, we filed a corporate action with FINRA to effectively change the Company’s OTC trading symbol and change our name to “Know Labs, Inc.” Our Board of Directors approved the Symbol Change on April 10, 2018, and in accordance with the Nevada Revised Statutes, no shareholder approval was required. The Symbol Change would change our current symbol from “VSUL” to “KNWN,” or, if unavailable, either “KNLB” or “KLBS,” as soon as it is approved by FINRA.

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

(dollars in thousands)

	Three Months Ended March 31,
	2018	2017	$ Variance	% Variance

Revenue	$1,092	$1,497	$(405)	-27.1%
Cost of sales	865	1,192	(327)	27.4%
Gross profit	227	305	(78)	-25.6%
Research and development expenses	154	7	147	-2100.0%
Selling, general and administrative expenses	578	561	17	-3.0%
Operating loss	(505)	(263)	(242)	-92.0%
Other (expense) income:
Interest expense	(793)	(16)	(777)	-4856.3%
Other (expense) income	(1)	39	(40)	-102.6%
(Loss) on change- derivative liability warrants	-	(805)	805	100.0%
Total other (expense)	(794)	(782)	(12)	-1.5%
(Loss) before income taxes	(1,299)	(1,045)	(254)	-24.3%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(1,299)	$(1,045)	$(254)	-24.3%

THREE ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

Sales

Net revenue for the three months ended March 31, 2018 decreased $405,000 to $1,092,000 as compared to $1,497,000 for the three months ended March 31, 2017. The decrease was due to a sale by TransTech in the three months ended March 31, 2017 that was not repeated in the three months ended March 31, 2018.

Cost of Sales

Cost of sales for the three months ended March 31, 2018 decreased $327,000 to $865,000 as compared to $1,192,000 for the three months ended March 31, 2017. The decrease was due to lower sales by TransTech.

Gross profit was $227,000 for the three months ended March 31, 2018 as compared to $305,000 for the three months ended March 31, 2017. Gross profit was 20.8% for the three months ended March 31, 2018 as compared to 20.3% for the three months ended March 31, 2017. We have focused TransTech on maximizing profits at the current sales level.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2018 increased $147,000 to $154,000 as compared to $7,000 for the three months ended March 31, 2017. The increase was due to expenditures related to the Consulting and Services Agreement with Phillip A. Bosua, our Chief Product Officer for product development, including the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2018 increased $17,000 to $578,000 as compared to $561,000 for the three months ended March 31, 2017.

The decrease primarily was due to (i) decreased payroll expenses of $16,000;offset by (ii) increased legal expenses of $18,000; and (iii) increased other expenses of $15,000. As part of the selling, general and administrative expenses for the three months ended March 31, 2018, we did not record any investor relation expenses and business development expenses.

Other Income (Expense)

Other expense for the three months ended March 31, 2018 was $794,000 as compared to other expense of $782,000 for the three months ended March 31, 2017. The other expense for the three months ended March 31, 2018 included (i) interest expense of $793,000; and (ii) other expense of $1,000. The interest expense related a senior convertible exchangeable debentures issued on February 28, 2018 in conjunction with a Securities Purchase Agreement dated August 14, 2017.

The other expense for the three months ended March 31, 2017 included (i) change in the value of derivatives of $805,000; (ii) interest expense of $16,000; and offset by (iii) other income of $39,000. The decrease on the value of the derivative instruments is primarily a result of the issuance of additional warrants during the quarter.

Net (Loss)

Net loss for the three months ended March 31, 2018 was $1,299,000 as compared to $1,045,000 for the three months ended March 31, 2017. The net loss for the three months ended March 31, 2018, included non-cash expenses of non-cash items of $1,037,000. The non-cash items include (i) depreciation and amortization of $16,000; (ii) stock based compensation of $2,000; (iii) conversion of interest and amortization of debt discount of $323,000;(iv) conversion of accrued liabilities of $492,000; (v) issuance of warrants for debt conversion of $110,000; (vi) other of $94,000. TransTech’s net income from operations was $17,000 for the three months ended March 31, 2018 as compared to a net income from operations of $8,000 for the three months ended March 31, 2017.

We expect losses to continue as we commercialize our ChromaID and Bio-RFID technology.

(dollars in thousands)

	Six Months Ended March 31,
	2018	2017	$ Variance	% Variance

Revenue	$2,325	$2,646	$(321)	-12.1%
Cost of sales	1,851	2,151	(300)	13.9%
Gross profit	474	495	(21)	-4.2%
Research and development expenses	241	47	194	-412.8%
Selling, general and administrative expenses	992	1,818	(826)	45.4%
Impairment of goodwill	-	984	(984)	100.0%
Operating loss	(759)	(2,354)	1,595	67.8%
Other (expense) income:
Interest expense	(1,086)	(68)	(1,018)	-1497.1%
Other income	18	43	(25)	-58.1%
(Loss) on change- derivative liability warrants	-	(1,223)	1,223	100.0%
Total other (expense)	(1,068)	(1,248)	180	14.4%
(Loss) before income taxes	(1,827)	(3,602)	1,775	49.3%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(1,827)	$(3,602)	$1,775	49.3%

SIX MONTHS ENDED MARCH 31, 2018 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2017

Sales

Net revenue for the six months ended March 31, 2018 decreased $321,000 to $2,325,000 as compared to $2,646,000 for the six months ended March 31, 2017. The decrease was due to lower sales by TransTech.

Cost of Sales

Cost of sales for the six months ended March 31, 2018 decreased $300,000 to $1,851,000 as compared to $2,151,000 for the six months ended March 31, 2017. The decrease was due to lower sales by TransTech.

Gross profit was 474,000 for the six months ended March 31, 2018 as compared to $495,000 for the six months ended March 31, 2017. Gross profit was 20.4% for the six months ended March 31, 2018 as compared to 16.6% for the three and six months ended March 31, 2017. We have focused TransTech on maximizing profits at the current sales level.

Research and Development Expenses

Research and development expenses for the six months ended March 31, 2018 increased $194,000 to $241,000 as compared to $47,000 for the six months ended March 31, 2017. The increase was due to expenditures related to the Consulting and Services Agreement with Phillip A. Bosua, our Chief Product Officer for product development, including the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for six months ended March 31, 2018 decreased $826,000 to $992,000 as compared to $1,818,000 for the six months ended March 31, 2017.

The decrease primarily was due to (i) decreased business development and investor relation expenses of $384,000; (ii) reduced marketing expenses of $45,000; (iii) decreased payroll expenses of $56,000; (iv) decreased legal expenses of $22,000; (v) and decreased bad debt losses on accounts and notes receivable of $370,000;offset by (vi) increased other expenses of $51,000. As part of the selling, general and administrative expenses for the six months ended March 31, 2018, we incurred investor relation expenses and business development expenses of $65,000.

Impairment of Goodwill

Our TransTech business is very capital intensive. We reviewed TransTech’s operations based on its overall financial constraints and determined the value has been impaired. We recorded an impairment of goodwill associated with TransTech of $984,000 during the six months ended March 31, 2017.

Other Income (Expense)

Other expense for the six months ended March 31, 2018 was $1,068,000 as compared to other expense of $1,248,000 for the six months ended March 31, 2017. The other expense for the six months ended March 31, 2018 included (i) interest expense of $1,086,000; offset by (ii) other income of $18,000. The interest expense related a senior convertible exchangeable debenture issued on December 12, 2017 and February 28, 2018 in conjunction with a Securities Purchase Agreement dated August 14, 2017.

The other expense for the three months ended March 31, 2017 included (i) change in the value of derivatives of $1,223,000; and (ii) interest expenses of $68,000; and offset by (iii) other income of $43,000. The decrease on the value of the derivative instruments is primarily a result of the issuance of additional warrants during the quarter.

Net (Loss)

Net loss for the six months ended March 31, 2018 was $1,827,000 as compared to $3,602,000 for the six months ended March 31, 2017. The net loss for the six months ended March 31, 2018, included non-cash expenses of non-cash items of $1,272,000. The non-cash items include (i) depreciation and amortization of $30,000; (ii) stock based compensation of $71,000; (iii) conversion of interest and amortization of debt discount of $539,000;(iv) conversion of accrued liabilities of $492,000; (v) issuance of warrants for debt conversion of $110,000; and (vi) other of $30,000.TransTech’s net income from operations was $38,000 for the six months ended March 31, 2018 as compared to a net loss from operations of ($101,000) for the six months ended March 31, 2017.

We expect losses to continue as we commercialize our ChromaID and Bio-RFID technology.

LIQUIDITY AND CAPITAL RESOURCES

We had cash overdraft of approximately $15,000 and net working capital deficit of approximately $4,844,000 as of March 31, 2018.  We have experienced net losses since inception and we expect losses to continue as we commercialize our ChromaID™ technology. As of March 31, 2018, we had an accumulated deficit of $33,361,000 and net losses in the amount of $1,827,000 $3,901,000 and $1,746,000 for the six months ended March 31, 2018 and years ended September 30, 2017 and 2016, respectively. We believe that our cash on hand will be sufficient to fund our operations through May 31, 2018.

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

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the issuance of preferred stock, the sale common stock, issuance of common stock in conjunction with an equity line of credit, loans by our Chairman and the exercise of warrants.

We finance our TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. Originally entered into on December 9, 2008, TransTech obtained an initial $1,000,000 secured credit facility with Capital Source to fund its operations. On June 6, 2017, TransTech entered into the Fourth Modification to the Loan and Security Agreement. This secured credit facility was renewed until June 12, 2018 with a floor for prime interest of 4.5% (currently 4.5%) plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, and is now not to exceed $500,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Visualant, including a security interest in all assets of Visualant. The remaining balance on the accounts receivable line of $175,000 ($253,000 available) as of March 31, 2018 must be repaid by the time the secured credit facility expires on June 12, 2018, or the Company renews by automatic extension for the next successive one year term.

Operating Activities

Net cash used in operating activities for the six months ended March 31, 2018 was $443,000. This amount was primarily related to (i) a net loss of $1,827,000; (ii) a decrease in deferred revenue of $59,000; offset by (ii) a decrease in accounts receivable of $115,000; (iii) other of $56,000; and (iv) non-cash expenses of $1,272,000. The non-cash items include (v) depreciation and amortization of $30,000; (vi) stock based compensation of $71,000; (vii) conversion of interest and amortization of debt discount of $539,000; (viii) conversion of accrued liabilities of $492,000; (ix) issuance of warrants for debt conversion of $110,000; and (x) other of $30,000.

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2018 was $339,000. This amount was primarily related to (i) proceeds from convertible notes of $530,000; offset by (ii) repayment of line of credit of $191,000.

Our contractual cash obligations as of March 31, 2018 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$244,773	$86,190	$117,169	$41,414	$-
Convertible notes payable	2,390,066	2,390,066	-	-	-
Notes payable	374,997	374,997	-	-	-
Capital expenditures	100,000	20,000	40,000	40,000	-
	$3,109,836	$2,871,253	$157,169	$81,414	$-

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

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to thecompany's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2018 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Personnel: We do not employ a full time Chief Financial Officer. Our Chairman serves as interim Chief Financial Officer. We utilize a consultant to assist with our financial reporting.

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

b) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

RISK FACTORS

An investment in our securities is speculative in nature, involves a high degree of risk, and should not be made by an investor who cannot bear the economic risk this investment for an indefinite period of time and who cannot afford the potential loss of his or her investment. Each prospective investor should carefully consider the following risk factors associated with the Offering, as well as other information contained elsewhere in this Memorandum before making an investment.

Risks Relating to the Company Generally

We need additional financing to support our technology development and ongoing operations, pay our debts and maintain ownership of our intellectual properties.

We are currently operating at a loss. We believe that our cash on hand will be sufficient to fund our operations through May 31, 2018. We need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.  We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.  There can there can be no assurance that we will be able to sell that number of shares, if any.

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

As of March 31, 2018, we owe approximately $3,283,000 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

We have a $199,935 Business Loan Agreement with Umpqua Bank. On December 19, 2017, the Umpqua Loan maturity was extended to March 31, 2019 and provides for interest at 4.00% per year. Related to this Umpqua Loan, we entered into a demand promissory note for $200,000 on January 10, 2014 with an entity affiliated with Ronald P. Erickson, our Chief Executive Officer. This demand promissory note will be effective in case of a default by us under the Umpqua Loan. We recorded accrued interest of $25,332 as of March 31,2018.

On March 16, 2018, we closed a Note and Account Payable Conversion Agreement with J3E2A2Z, a Washington limited partnership, Ronald P. Erickson, our Executive Chairman of the Board and a member of the Board of Directors pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833.

Mr. Erickson and/or entities with which he is affiliated also have unreimbursed expenses, interest and compensation of approximately $517,976. We owe Mr. Erickson, or entities with which he is affiliated, a total of $1,701,452 as of March 31, 2018.

We owe $1,206,000 and interest of $31,471 under various convertible promissory notes as of March 31,2018.

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

We have experienced net losses since inception. As of March 31, 2018, we had an accumulated deficit of $33,361,000 and net losses in the amount of $1,827,000, $3,901,000 and $1,746,000 for the six months ended March 31, 2018 and for the years ended September 30, 2017 and 2016, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our ChromaID business has produced minimal revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

We may not be able to generate sufficient revenue from the commercialization of our ChromaID and Bio-RFID technology and related products to achieve or sustain profitability.

We are in the early stages of commercializing our ChromaID and Bio-RFID technology.  To date, we have entered into one License Agreement with Sumitomo Precision Products Co., Ltd. and have a strategic relationship with Allied Inventors. More recently, we have entered into a Collaboration Agreement and License with Intellicheck Mobilisa, Inc. and BioMedx Inc. None of these relationships have generated any significant revenue. Failure to develop and sell products based upon our technology, grant additional licenses and obtain royalties or develop other revenue streams will have a material adverse effect on our business, financial condition and results of operations.

To date, we have generated minimal revenue from sales of our ChromaID products. We believe that our commercialization success is dependent upon our ability to significantly increase the number of customers that are using our products.  In addition, demand for our ChromaID and Bio-RFID products may not materialize, or increase as quickly as planned, and we may therefore be unable to increase our revenue levels as expected. We are currently not profitable. Even if we succeed in introducing the ChromaID technology and related products to our target markets, we may not be able to generate sufficient revenue to achieve or sustain profitability.

We currently rely upon external resources for engineering and product development services. If we are unable to secure an engineering or product development partner or establish satisfactory engineering and product development capabilities, we may not be able to successfully commercialize our ChromaID and Bio-RFID technology.

We have historically relied upon external resources for engineering and product development services. Today, we perform many of those services internally, while utilizing external resources for certain requirements. If we are unable to establish or secure satisfactory engineering and product development capabilities, we may not be able to successfully commercialize our ChromaID and Bio-RFID technology.

Our success depends upon our ability to develop products that are accurate and provide solutions for our customers. Achieving the desired results for our customers requires solving engineering issues. Any failure of our ChromaID and Bio-RFID technology or related products to meet customer expectations could result in customers choosing to retain their existing testing methods or to adopt solutions other than ours.

We currently have internal resources which can work on engineering and product development matters. We have used third parties in the past to assist with this work and will continue to do so. These resources are not always readily available and the absence of their availability could inhibit our research and development efforts and our responsiveness to our customers. Our inability to secure those resources could impact our ability to provide engineering and product development services and could have an impact on the product development of our ChromaID and Bio-RFID technology.

We are in the early stages of commercialization and our ChromaID and Bio-RFID technology and related products may never achieve significant commercial market acceptance.

Our success depends on our ability to develop and market products that are recognized as accurate and cost-effective. Many of our potential customers may be reluctant to use our new technology. Market acceptance will depend on many factors, including our ability to convince potential customers that our ChromaID and Bio-RFID technology and related products are an attractive alternative to existing light-based technologies. We will need to demonstrate that our products provide accurate and cost-effective alternatives to existing light-based authentication technologies. Compared to most competing technologies, our technology is relatively new, and most potential customers have limited knowledge of, or experience with, our products. Prior to implementing our technology and related products, potential customers are required to devote significant time and effort to testingand validating our products. In addition, during the implementation phase, customers may be required to devote significant time and effort to training their personnel on appropriate practices to ensure accurate results from our technology and products. Any failure of our technology or related products to meet customer expectations could result in customers choosing to retain their existing testing methods or to adopt systems other than ours.

Many factors influence the perception of a system including its use by leaders in the industry. If we are unable to induce industry leaders in our target markets to implement and use our technology and related products, acceptance and adoption of our products could be slowed. In addition, if our products fail to gain significant acceptance in the marketplace and we are unable to expand our customer base, we may never generate sufficient revenue to achieve or sustain profitability.

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

In November 2013, we entered into a five-year strategic relationship with Allied Inventors, formerly Xinova and Invention Development Management Company, a former subsidiary of Intellectual Ventures, a private intellectual property fund with over $5 billion under management. Allied Inventors owns over 40,000 IP assets and has broad global relationships for the invention of technology, the filing of patents and the licensing of intellectual property. Allied Inventors has worked to expand the reach and the potential application of the ChromaID technology and has filed ten patents base on the ChromaID technology, which it has licensed to us.

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

While we believe alternative manufacturers for these products are available, we have selected these particular manufacturers based on their ability to consistently produce these products per our specifications ensuring the best quality product at the most cost-effective price. We depend on our third-party manufacturers to satisfy performance and quality specifications and to dedicate sufficient production capacity within scheduled delivery times. Accordingly, the loss of all or one of these manufacturers or delays in obtaining shipments could have a material adverse effect on our operations until such time as an alternative manufacturer could be found.

We are dependent on key personnel.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace, including Ronald P. Erickson, our Chairman and Phillip A. Bosua, our Chief Executive Officer. We do not maintain key person life insurance covering any of our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations, and the ability of all personnel to work together effectively as a team.  Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.  Our success also depends on our continued ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, manufacturing, administrative and sales and marketing personnel. Competition for these individuals is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in recruiting and retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new products and adversely impact our relationships with existing and future customers. The inability to attract and retain necessary technical, managerial, manufacturing, administrative and sales and marketing personnel could harm our ability to obtain new customers and develop new products and could adversely affect our business and operating results.

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

We rely on a combination of patent, trademark, and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. Obtaining and maintaining a strong patent position is important to our business. Patent law relating to the scope of claims in the technology fields in which we operate is complex and uncertain, so we cannot be assured that we will be able to obtain or maintain patent rights, or that the patent rights we may obtain will be valuable, provide an effective barrier to competitors or otherwise provide competitive advantages. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, or demonstrate that we did not derive our invention from another, we may have to participate in interference or derivation proceedings in the USPTO or in court that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot beassured our patent applications will prevail over those filed by others. Also, our intellectual property rights may be subject to other challenges by third parties. Patents we obtain could be challenged in litigation or in administrative proceedings such as ex parte reexam, inter parties review, or post grant review in the United States or opposition proceedings in Europe or other jurisdictions.

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

We currently have a very small sales and marketing organization at our TransTech Systems subsidiary. If we are unable to secure a sales and marketing partner or establish satisfactory sales and marketing capabilities at the Visualant parent Company level we may not be able to successfully commercialize our ChromaID technology.

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

Our ChromaID and Bio-RFID technology may have a number of potential applications in fields of use which will require prior governmental regulatory approval before the technology can be introduced to the marketplace. For example, we are exploring the use of our ChromaID and Bio-RFID technology for certain medical diagnostic applications.  There is no assurance that we will be successful in developing medical applications for our technology.  If we were to be successful in developing medical applications of our technology, prior approval by the FDA and other governmental regulatory bodies may be required before the technology could be introduced into the marketplace.  There is no assurance that such regulatory approval would be obtained for a medical diagnostic or other applications requiring such approval.

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

The exercise prices of certain warrants and the Series A, C, and D Preferred Shares may require further adjustment.

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

Three individual investors could have significant influence over matters submitted to stockholders for approval.

As of May 9, 2018, three individuals in the aggregate, assuming the exercise of all warrants to purchase common stock, hold shares representing approximately 80% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, the agreement with one of these individuals limits his ownership to 4.99% individually. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of May 9, 2018, we had 7,439,726 shares of common stock issued and outstanding, held by 68 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of May 9, 2018, there were options outstanding for the purchase of 704,736 common shares, warrants for the purchase of 12,037,422 common shares, and 2,825,053 shares of our common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock. In addition, we have an unknown number of shares that are issuable upon conversion of convertible debentures of $2,390,066. All of which could potentially dilute future earnings per share.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three ended March 31, 2018, we had the following unregistered sales of equity securities:

A supplier converted accounts payable totaling $48,300 into 230,000 shares of common stock.

We issued 329,240 shares of common stock to two Names Executive Officers employees and three consultants and for services during 2017 and 2018.

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

10.1
Form of Preferred Stock and Warrant Purchase Agreement by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 5, 2017)

10.2
Form of Amended and Restated Registration Rights Agreement. by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 5, 2017)

10.3
Form of Series F Warrant to Purchase Common Stock by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 5, 2017)

10.4
Amendment 12 to Demand Promissory Note dated January 25, 2018 by and between Visualant, Incorporated and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 25, 2018)

10.5
Amendment 13 to Demand Promissory Note dated January 25, 2018 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 25, 2018)

10.6
Amendment 14 to Demand Promissory Note dated January 25, 2018 by and between Visualant, Incorporated and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 25, 2018)

10.7
Securities Purchase Agreement dated August 14, 2017 by and between Visualant, Incorporated and accredited investor (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 18, 2017)

10.8
Senior Secured Convertible Redeemable Debenture dated December 12, 2017 by and between Visualant, Incorporated and accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 22, 2017)

10.9
General Security Agreement dated December 12, 2017 by and between Visualant, Incorporated and accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 18, 2017)

10.10
Common Stock Purchase Warrant dated December 12, 2017 issued by Visualant, Incorporated to accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 22, 2017)

10.11
Schedule A to Subordination Agreement dated December 12, 2017 by and between an entity affiliated with Ronald P. Erickson and accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 22, 2017)

10.12
Senior Secured Convertible Redeemable Debenture dated February 28, 2018 by and between Visualant, Incorporated and accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 7, 2018)

10.13
Common Stock Purchase Warrant dated February 28, 2018 issued by Visualant, Incorporated to accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 7, 2018)

10.14	Consulting and Services Agreement dated March 1, 2018 amongst Visualant, Incorporated, Blaze, Inc. and Phillip A. Bosua (filed herewith)

10.15
Note and Account Payable Conversion Agreement dated January 31, 2018 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 21, 2018)

10.16
Convertible Redeemable Promissory Note dated January 31, 2018 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 21, 2018)

10.17
Convertible Redeemable Promissory Note for Accounts Payable dated January 31, 2018 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 21, 2018)

10.18	Common Stock Purchase Warrant dated January 31, 2018 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 21, 2018)

10.19
Common Stock Purchase Warrant dated January 31, 2018 by and between Visualant, Incorporated and Ronald P. Erickson (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 21, 2018)

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

VISUALANT, INCORPORATED

(Registrant)

Date: May 9, 2018	By:	/s/ Phillip A Bosua
Phillip A. Bosua
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)