Form 10-Q
period 2018-06-30
KNOW LABS, INC.
filed 2018-08-09
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to ________

Commission File number               000-30262
KNOW LABS, INC.

(Exact name of registrant as specified in charter)

Nevada	90-0273142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Union Street, Suite 810, Seattle, Washington USA	98101
(Address of principal executive offices)	(Zip Code)

206-903-1351
(Registrant's telephone number, including area code)

Visualant, Incorporated
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of August 9, 2018: 16,570,162 shares

ITEM 1.	FINANCIAL STATEMENTS

KNOW LABS, INC. AND SUBSIDIARIES (FORMERLY VISUALANT, INCORPORATED)
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	September 30, 2017
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$1,304,499	$103,181
Accounts receivable, net of allowance of $60,000 and $60,000, respectively	430,460	693,320
Prepaid expenses	9,899	27,687
Inventories, net	170,734	225,909
Total current assets	1,915,592	1,050,097

EQUIPMENT, NET	114,539	133,204

OTHER ASSETS
Intangible assets	520,000	-
Other assets	7,170	5,070

TOTAL ASSETS	$2,557,301	$1,188,371

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,442,684	$2,156,646
Accounts payable - related parties	-	2,905
Accrued expenses	32,688	24,000
Accrued expenses - related parties	703,226	1,166,049
Deferred revenue	4,210	63,902
Convertible notes payable	2,390,065	570,000
Notes payable - current portion of long term debt	394,670	1,165,660
Total current liabilities	4,967,543	5,149,162

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 6/30/2018 and 9/30/2017, respectively	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 23,334
issued and outstanding at 6/30/2018 and 9/30/2017, respectively	23	23
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 6/30/2018 and 9/30/2017, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 1,016,014 shares authorized,
1,016,004 shares issued and outstanding at 6/30/2018 and 9/30/2017, respectively	1,015	1,015
Common stock - $0.001 par value, 100,000,000 shares authorized, 15,538,726 and 4,655,486 shares
issued and outstanding at 6/30/2018 and 9/30/2017, respectively	15,539	4,655
Additional paid in capital	31,438,791	27,565,453
Accumulated deficit	(33,867,400)	(31,533,727)
Total stockholders' deficit	(2,410,242)	(3,960,791)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,557,301	$1,188,371

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES (FORMERLY VISUALANT, INCORPORATED)
STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

REVENUE	$1,107,216	$1,019,434	$3,432,301	$3,665,253
COST OF SALES	909,957	844,739	2,760,551	2,995,655
GROSS PROFIT	197,259	174,695	671,750	669,598
RESEARCH AND DEVELOPMENT EXPENSES	125,789	(9,240)	366,809	38,243
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	803,857	651,113	1,796,319	2,469,239
IMPAIRMENT OF GOODWILL	-	-	-	983,645
OPERATING LOSS	(732,387)	(467,178)	(1,491,378)	(2,821,529)

OTHER INCOME (EXPENSE):
Interest expense	(8,696)	(11,237)	(1,095,880)	(79,567)
Other income	436	1,634	19,192	44,774
Gain (loss) on change - derivative liability	-	1,004,727	-	(217,828)
Gain on debt settlements	234,393	-	234,393	-
Total other income (expense)	226,133	995,124	(842,295)	(252,621)

(LOSS) INCOME BEFORE INCOME TAXES	(506,254)	527,946	(2,333,673)	(3,074,150)

Income taxes - current provision	-	-	-	-
		.
NET (LOSS) INCOME	$(506,254)	$527,946	$(2,333,673)	$(3,074,150)

Basic (loss) income per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Basic (loss) income per share	$(0.06)	$0.14	$(0.39)	$(0.85)

Weighted average shares of common stock outstanding- basic	8,065,144	3,844,840	5,947,860	3,605,904

Diluted (loss) income per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Diluted (loss) income per share	$(0.06)	$0.13	$(0.39)	$(0.85)

Weighted average shares of common stock outstanding- diluted	8,065,144	3,970,322	5,947,860	3,605,904

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES (FORMERLY VISUALANT, INCORPORATED)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	June 30, 2018	June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,333,673)	$(3,074,150)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	43,984	72,041
Issuance of capital stock for services and expenses	348,881	411,306
Conversion of interest	64,233	68,043
Stock based compensation	7,337	32,661
(Loss) on sale of assets	-	(1,234)
Loss on change - derivative liability	-	213,315
Amortization of debt discount	475,174	10,500
Conversion of accrued liabilites- related parties to convertible notes payable	491,802	-
Provision on loss on accounts receivable	-	135,774
Issuance of warrant for debt conversion	232,255	-
Issuance of common stock for conversion of liabilities	247,950	-
Non cash gain on accounts payable	(234,393)	-
Impairment of goodwill	-	983,645
Changes in operating assets and liabilities:
Accounts receivable	262,860	259,662
Prepaid expenses	17,788	(15,908)
Inventory	55,175	11,357
Other assets	(2,100)	-
Accounts payable - trade and accrued expenses	(459,954)	86,339
Deferred revenue	(59,692)	-
NET CASH (USED IN) OPERATING ACTIVITIES	(842,373)	(806,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in BioMedx, Inc.	-	(260,000)
Proceeds from investment in BioMedx, Inc,	-	260,000
Investment in equipment	(25,319)	-
Proceeds from sale of equipment	-	1,234
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:	(25,319)	1,234

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) from line of credit	(170,990)	(122,127)
Proceeds from convertible notes payable	530,000	330,000
Repayment of convertible notes	-	(125,000)
Proceeds from issuance of common/preferred stock, net of costs	1,710,000	557,089
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,069,010	639,962

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,201,318	(165,453)

CASH AND CASH EQUIVALENTS, beginning of period	103,181	188,309

CASH AND CASH EQUIVALENTS, end of period	$1,304,499	$22,856

Supplemental disclosures of cash flow information:
Interest paid	$8,841	$53,000
Taxes paid	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature	$348,096	$-
Conversion of convertible debt	$-	$695,000
Benificial conversion feaature	$-	$559,130
Conversion of convertible debt to preferred shares	$-	$220,000
Related party accounts converted to notes	$1,184,066	$-
Acquisition of patents	$520,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES (FORMERLY VISUALANT, INCORPORATED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements have been prepared by Know Labs, Inc, formerly Visualant, Incorporated (“the Company”, “us,” “we,” or “our”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included.

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2017, filed with the Securities and Exchange Commission (“SEC”) on December 29, 2017. The results of operations for the nine months ended June 30, 2018 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

1.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $(2,333,673), $(3,901,232) and $(1,746,495) for the nine months ended June 30, 2018 and for the years ended September 30, 2017 and 2016, respectively. Net cash used in operating activities was $(842,373), $(1,264,324) and $(2,746,333) for the nine months ended June 30, 2018 and for the years ended September 30, 2017 and 2016, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2018, the Company’s accumulated deficit was $33,867,400.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, the Company’s Chairman of the Board, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2017 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

We believe that our cash on hand will be sufficient to fund our operations until September 30, 2018. We need additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.

2.	ORGANIZATION

Know Labs, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 1998. The Company has authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

Since 2007, the Company has been focused primarily on the development of a proprietary technology, which is capable of uniquely identifying and authenticating almost any substance using electromagnetic energy to detect the unique digital “signature” of the substance. The Company calls its technology “ChromaID™” and “Bio-RFID.”

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

ChromaID was invented by scientists under contract with the Company. Bio-RFID was invented by individuals working for the Company. The Company actively pursues a robust intellectual property strategy and has been granted twelve patents. The Company also has 20 patents pending. The Company possesses all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to the Company in perpetuity by the Company’s strategic partner, Allied Inventors.

Merger with RAAI Lighting, Inc.

On April 10, 2018, the Company entered into an Agreement and Plan of Merger with 500 Union Corporation, a Delaware corporation and a wholly owned subsidiary of the Company, and RAAI Lighting, Inc., a Delaware corporation. Pursuant to the Merger Agreement, we have acquired all the outstanding shares of RAAI’s capital stock through a merger of Merger Sub with and into RAAI (the “Merger”), with RAAI surviving the Merger as a wholly owned subsidiary of the Company.

Under the terms of the Merger Agreement, each share of RAAI common stock issued and outstanding immediately before the Merger (1,000 shares) were cancelled and converted into the right to receive 2,000 shares of the Company’s common stock. As a result, the Company issued 2,000,000 shares of its common stock to Phillip A. Bosua, formerly the sole stockholder of RAAI. The consideration for the Merger was determined through arms-length bargaining by the Company and RAAI. The Merger was structured to qualify as a tax-free reorganization for U.S. federal income tax purposes. As a result of the Merger, the Company received certain intellectual property, related to RAAI.

Appointment of Director

On April 10, 2018, the Board increased the size of the Board from three to four members and Phillip A. Bosua was appointed as a member of the Board. Mr. Bosua’s term of office expire at the next annual meeting of our stockholders. On May 24, 2018, the Board of Directors increased the size of the Board from four to five members and appointed (Ret.) Admiral William Owens as a member of the Board. Admiral Owen’s term of office expires at the next annual meeting of our stockholders.

Appointment of Officer.

On April 10, 2018, the Company appointed Mr. Bosua as Chief Executive Officer of the Company, replacing Ronald P. Erickson, who remains Chairman of the Company. Previously, Mr. Bosua served as the Company’s Chief Product Officer since August 2017. The Company entered into a Consulting Agreement with Mr. Bosua’s company, Blaze Clinical on July 7, 2017.

On April 10, 2018, the Company entered into an Employment Agreement with Mr. Bosua reflecting Mr. Bosua’s appointment as Chief Executive Officer. The Employment Agreement is for an initial term of 12 months (subject to earlier termination) and will be automatically extended for additional 12-month terms unless either party notifies the other party of its intention to terminate the Employment Agreement. Mr. Bosua will be paid a base salary of $225,000 per year, received 500,000 shares of common stock valued at $0.33 per share and may be entitled to bonuses and equity awards at the discretion of the Board or a committee of the Board. The Employment Agreement provides for severance pay equal to 12 months of base salary if Mr. Bosua is terminated without “cause” or voluntarily terminates his employment for “good reason.”

On April 10, 2018, the Company entered into an Amended Employment Agreement for Ronald P. Erickson which amends the Employment Agreement dated July 1, 2017. The Agreement expires March 21, 2019.

Merger with Know Labs, Inc.

On May 1, 2018, Know Labs, Inc., a Nevada corporation incorporated on April 3, 2018, and our wholly-owned subsidiary, merged with and into the Company pursuant to an Agreement and Plan of Merger dated May 1, 2018. In connection with the merger, our Articles of Incorporation were effectively amended to change our name to Know Labs, Inc. by and through the filing of Articles of Merger. This parent-subsidiary merger was approved by us, the parent, in accordance with Nevada Revised Statutes Section 92A.180. Stockholder approval was not required. This amendment was filed with the Nevada Secretary of State and became effective on May 1, 2018.

Corporate Name Change and Symbol Change

On May 24, 2018, the Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of a change in our name from Visualant Incorporated to Know Labs, Inc. and a change in our ticker symbol from VSUL to the new trading symbol KNWN which became effective on the opening of trading as of May 25, 2018. In addition, in connection with the name change and symbol change, we were assigned the CUSIP number of 499238103.

Closing of Financing on June 25, 2018

On June 25, 2018, the Company closed a private placement and received gross proceeds of $1,750,000 in exchange for issuing 7,000,000 shares of common stock and warrants to purchase 3,500,000 shares of common stock in a private placement to accredited investors pursuant to a series of substantially identical subscription agreements.

The initial exercise price of the warrants described above is $0.25 per share, subject to certain adjustments, and the warrants expire five years after their issuance.

The shares and the warrants described above were issued in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”) in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

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

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries, TransTech Systems, Inc and RAAI Lighting, Inc. Inter-Company items and transactions have been eliminated in consolidation.

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $35,000 reserve for impaired inventory as of June 30, 2018 and September 30, 2017, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of June 30, 2018 and September 30, 2017 are based upon the short-term nature of the assets and liabilities.

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

Revenue Recognition – Know Lab and TransTech revenue are derived from products and services. Revenue is considered realized when the products or services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, the Company defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned.

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

Convertible Securities – Based upon ASC 815-15, we have adopted a sequencing approach regarding the application of ASC 815-40 to convertible securities. We will evaluate our contracts based upon the earliest issuance date. In the event partial reclassification of contracts subject to ASC 815-40-25 is necessary, due to our inability to demonstrate we have sufficient shares authorized and unissued, shares will be allocated on the basis of issuance date, with the earliest issuance date receiving first allocation of shares. If a reclassification of an instrument were required, it would result in the instrument issued latest being reclassified first.

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of June 30, 2018, there were options outstanding for the purchase of 534,736 common shares, warrants for the purchase of 15,586,424 common shares, 4,914,405 shares of the Company’s common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock. In addition, the Company has an unknown number of shares issuable upon conversion of convertible debentures of $2,390,066. All of which could potentially dilute future earnings per share.

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

4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $430,460 and $693,320, net of allowance, as of June 30, 2018 and September 30, 2017, respectively. The Company had one customer in excess of 10% (30.2%) of the Company’s consolidated revenues for the nine months ended June 30, 2018. The Company had two customers (41.7% and 13.2%) with accounts receivable in excess of 10% as of June 30, 2018. The Company has a total allowance for bad debt in the amount of $60,000 as of June 30, 2018.

5.  INVENTORIES

Inventories were $170,734 and $225,909 as of June 30, 2018 and September 30, 2017, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There was a $35,000 reserve for impaired inventory as of June 30, 2018 and September 30, 2017, respectively.

6.  FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $114,539 and $133,204 as of June 30, 2018 and September 30, 2017, respectively. Accumulated depreciation was $654,257 and $662,855 as of June 30, 2018 and September 30, 2017, respectively. Total depreciation expense was $43,982 and $28,788 for the nine months ended June 30, 2018 and 2017, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of June 30, 2018 was comprised of the following:

	Estimated	June 30, 2018
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$260,094	$42,681	$302,775
Leasehold improvements	2-3 years	276,112	-	276,112
Furniture and fixtures	2-3 years	59,059	95,020	154,079
Software and websites	3- 7 years	35,830	-	35,830
Less: accumulated depreciation		(516,556)	(137,701)	(654,257)
		$114,539	$-	$114,539

7.  INTANGIBLE ASSETS

Intangible assets as of June 30, 2018 and September 30, 2017 consisted of the following:

	Estimated	June 30,	September 30,
	Useful Lives	2018	2017

Technology	5 years	$520,000	$-
Less: accumulated amortization		-	-
Intangible assets, net		$520,000	$-

Total amortization expense was $0 and for the period ended June 30, 2018 and the year ended September 30, 2017, respectively.

Merger with RAAI Lighting, Inc.

On April 10, 2018, the Company entered into an Agreement and Plan of Merger with 500 Union Corporation, a Delaware corporation and a wholly owned subsidiary of the Company, and RAAI Lighting, Inc., a Delaware corporation. Pursuant to the Merger Agreement, we have acquired all the outstanding shares of RAAI’s capital stock through a merger of Merger Sub with and into RAAI (the “Merger”), with RAAI surviving the Merger as a wholly owned subsidiary of the Company.

Under the terms of the Merger Agreement, each share of RAAI common stock issued and outstanding immediately before the Merger (1,000 shares) were cancelled and converted into the right to receive 2,000 shares of the Company’s common stock. As a result, the Company issued 2,000,000 shares of its common stock to Phillip A. Bosua, formerly the sole stockholder of RAAI. The consideration for the Merger was determined through arms-length bargaining by the Company and RAAI. The Merger was structured to qualify as a tax-free reorganization for U.S. federal income tax purposes. As a result of the Merger, the Company received certain intellectual property, related to RAAI.

Merger with Know Labs, Inc.

On May 1, 2018, Know Labs, Inc., a Nevada corporation incorporated on April 3, 2018, and our wholly-owned subsidiary, merged with and into the Company pursuant to an Agreement and Plan of Merger dated May 1, 2018. In connection with the merger, our Articles of Incorporation were effectively amended to change our name to Know Labs, Inc. by and through the filing of Articles of Merger. This parent-subsidiary merger was approved by us, the parent, in accordance with Nevada Revised Statutes Section 92A.180. Stockholder approval was not required. This amendment was filed with the Nevada Secretary of State and became effective on May 1, 2018.

RAAI had no outstanding indebtedness or assets at the closing of the Merger. The 2,000,000 shares of the Company’s common stock issued for RAAI’s shares were recorded at the fair value at the date of the merger at $520,000 and the value assigned to the patent acquired with RAAI.

The fair value of the intellectual property associated with the assets acquired was $520,000 estimated by using a discounted cash flow approach based on future economic benefits. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results.

8.  DERIVATIVE INSTRUMENTS

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

There was no derivative liability as of June 30, 2018 and September 30, 2017. For the year ended September 30, 2017, the Company recorded non-cash loss of $217,828 related to the “change in fair value of derivative” expense related to its derivative instruments. The Company early adopted ASU 2017-11 and has reclassified its financial instrument with down round features to equity in the amount of $410,524 at September 30, 2017.

9. CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of June 30, 2018 and September 30, 2017 consisted of the following:

Convertible Promissory Note dated September 30, 2016

On September 30, 2016, the Company entered into a $210,000 Convertible Promissory Note with Clayton A. Struve, an accredited investor of the Company, to fund short-term working capital. The Convertible Promissory Note accrues interest at a rate of 10% per annum and becomes due on March 30, 2017. The Note holder can convert to common stock at $0.70 per share. During the year ended September 30, 2017, the Company recorded interest of $21,000 related to the convertible note. This note was extended in the Securities Purchase Agreement, General Security Agreement and Subordination Agreement dated August 14, 2017 with a maturity date of August 13, 2018. The Company recorded accrued interest of $36,707 as of June 30, 2018.

Securities Purchase Agreement dated August 14, 2017

On August 14, 2017, the Company issued a senior convertible exchangeable debenture with a principal amount of $360,000 and a common stock purchase warrant to purchase 1,440,000 shares of common stock in a private placement to Clayton Struve for gross proceeds of $300,000 pursuantto a Securities Purchase Agreement dated August 14, 2017. The debenture accrues interest at 20% per annum and matures August 13, 2018. The convertible debenture contains a beneficial conversion valued at $110,629. The warrants were valued at $111,429. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest.

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

The Debenture and the Warrant were issued in a transaction that was not registered under the Securities Act of 1933, as amended in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of SEC Regulation D under the Act.

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

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

The Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. See Note 10 and 11 for additional details. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $14,988 as of June 30, 2018.

10.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long-term debt as of June 30, 2018 and September 30, 2017 consisted of the following:

	June 30,	September 30,
	2018	2017

Capital Source Business Finance Group	$194,735	$365,725
Note payable to Umpqua Bank	199,935	199,935
Secured note payable to J3E2A2Z LP - related party	-	600,000
Total debt	394,670	1,165,660
Less current portion of long term debt	(394,670)	(1,165,660)
Long term debt	$-	$-

Capital Source Business Finance Group

Know Labs, Inc. (the “Company”) finances its TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On June 15, 2018, TransTech entered into a Fifth Modification to the Loan and Security Agreement related to the $500,000 secured credit facility with Capital Source to fund its operations. The Modification extended the maturity to December 12, 2018. The secured credit facility provides for a prime rate interest floor for prime interest of 4.5% plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $500,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Know Labs, including a security interest in all assets of Know Labs. The remaining balance on the accounts receivable must be repaid by the time the secured credit facility expires on December 12, 2018, unless the Company renews by automatic extension for the next successive term. The Company has $47,000 available as of June 30, 2018.

Note Payable to Umpqua Bank

On July 9, 2018, the Company repaid a $199,935 Business Loan Agreement with Umpqua Bank from funds previously provided by an entity affiliated with Ronald P. Erickson, our Chairman of the Board. The Company paid $27,041 and issued 800,000 shares of common stock in exchange for the conversion of this debt. Mr. Erickson is an accredited investor. These shares were issued in transactions that were not registered under the Act in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

Note Payables to Ronald P. Erickson or J3E2A2Z LP

On January 25, 2018, the Company entered into amendments to two demand promissory notes, totaling $600,000 with Mr. Erickson, the Company’s Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. On March 16, 2018, the demand promissory notes and accrued interest were converted into convertible notes payable. See Note 9 for additional details.
11.	EQUITY

Authorized Capital Stock

The Company has authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

Voting Preferred Stock

Series D Preferred Stock and Warrants

On May 1, 2018, the Company issued 357,143 shares of Series D Convertible Preferred Stock and a warrant to purchase 357,143 shares of common stock in a private placement to an accredited investor for gross proceeds of $250,000 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated May 1, 2016.

The initial conversion price of the Series D Shares is $0.70 per share, subject to certain adjustments. The initial exercise price of the warrant is $0.70 per share, also subject to certain adjustments. The Company also amended and restated the Certificate of Designations, resulting in an adjustment to the conversion price of all currently outstanding Series D Shares to $0.70 per share.

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

The following equity issuances occurred during the nine months ended June 30, 2018:

The Company issued 708,240 shares of common stock to Names Executive Officers, directors, employees and consultants and for services during 2018. The Company expensed $183,881.

On April 10, 2018, the Company issued 2,000,000 shares of our common stock to Phillip A. Bosua under the terms of the Merger Agreement with RAAI common stock. The shares were valued at the fair market value of $520,000 or $0.26 per share.

On June 25, 2018, the Company closed a private placement and received gross proceeds of $1,750,000 ($1,710,000 as of June 30, 2018) in exchange for issuing 7,000,000 (6,840,000 as of June 30, 2018) shares of common stock and warrants to purchase 3,500,000 (3,420,000 as of June 30, 2018) shares of common stock in a private placement to accredited investors pursuant to a series of substantially identical subscription agreements. The initial exercise price of the warrants described above is $0.25 per share, subject to certain adjustments, and they expired five years after their issuance. The shares and the warrants described above were issued in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”) in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

On June 25, 2018, the Company issued 500,000 shares of our common stock to Phillip A. Bosua under the terms of an Employment agreement dated April 10, 2018. The shares were valued at the fair market value of $165,000 or $0.33 per share.

The Company closed debt conversions and issued 835,000 shares of common stock in exchange for the conversion of $247,950 in preexisting debt owed by the Company to certain service providers, all of whom are accredited investors. These shares were issued in transactions that were not registered under the Act in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

Warrants to Purchase Common Stock

The following warrants were issued during the nine months ended June 30, 2018:

On December 15, 2017, the Company received $250,000 and issued a senior convertible exchangeable debenture with a principal amount of $300,000 and a five year common stock purchase warrant to purchase 1,200,000 shares of common stock in a private placement dated December 12, 2017 to an accredited investor pursuant to a Securities Purchase Agreement dated August 14, 2017. See Note 9 for additional details. The initial exercise price of the warrants described above is $0.25 per share, also subject to certain adjustments.

On March 2, 2018, the Company received gross proceeds of $280,000 in exchange for issuing a senior convertible redeemable debenture with a principal amount of $336,000 and a five year warrant to purchase 1,344,000 shares of common stock in a private placement dated February 28, 2018 to an accredited investor pursuant to a Securities Purchase Agreement dated August 14, 2017 See Note 9 for additional details. The initial exercise price of the warrants described above is $0.25 per share, also subject to certain adjustments.

The Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. See Note 9 for additional details.

In addition, effective as of January 31, 2018, Erickson was issued a warrant to purchase up to 855,000 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. See Note 9 for additional details.

During the nine months ended June 30, 2018, The Company issued placement agent warrants related to the issuance of senior convertible redeemable debentures and Series D Preferred Stock to purchase up to 498,400 shares of common stock for a period of five years. The initial exercise price of the warrants described above is $0.25 per share, also subject to certain adjustments. The estimated fair value was $??

On June 25, 2018, the Company closed a private placement and received gross proceeds of $1,750,000 ($1,710,000 as of June 30, 2018) in exchange for issuing 7,000,000 (6,840,000 as of June 30, 2018) shares of common stock and warrants to purchase 3,500,000 (3,420,000 as of June 30, 2018) shares of common stock in a private placement to accredited investors pursuant to a series of substantially identical subscription agreements. The initial exercise price of the warrants described above is $0.25 per share, subject to certain adjustments, and they expired five years after their issuance. The shares and the warrants described above were issued in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”) in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

The Company issued warrants to purchase 874,000 shares of common stock to Named Executive Officers, directors, employees and consultants and for services during 2018. The Company expensed $232,255.

A summary of the warrants outstanding as of June 30, 2018 were as follows:

	June 30, 2018
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	6,900,356	$0.428
Issued	9,231,066	0.250
Exercised	-	-
Forfeited	-	-
Expired	(544,998)	(0.250)
Outstanding at end of period	15,586,424	$0.328
Exerciseable at end of period	15,586,424

A summary of the status of the warrants outstanding as of June 30, 2018 is presented below:

	June 30, 2018
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
13,929,123	4.27	$0.250	13,929,123	$0.250
714,286	3.08	0.700	714,286	0.700
936,348	3.37	1.000	936,348	1.000
6,667	0.50	30.000	6,667	30.000
15,586,424	3.84	$0.328	15,586,424	$0.328

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the nine months ended June 30, 2018 were as follows:

Dividend yield	0%
Expected life	1-2 years
Expected volatility	125%-145%
Risk free interest rate	2.0%-2.14%

There were vested warrants of 14,643,409 as of June 30, 2018 with an aggregate intrinsic value of $9,489,655.

12.	STOCK OPTIONS

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

Stock Option Activity

The Company had the following stock option transactions during the nine months ended June 30, 2018.

A former employee forfeited stock option grants for 10,668 shares of common stock at $14.719 per share.

On April 10, 2018, an employee was granted an option to purchase 300,000 shares of common stock at an exercise price of $0.250 per share. The stock option grant vests quarterly over four years (none during the first six months) and is exercisable for 5 years. The stock option grant was valued at $27,000.

On June 15, 2018, an employee was granted an option to purchase 230,000 shares of common stock at an exercise price of $0.250 per share. The stock option grant vests quarterly over four years (none during the first six months) and is exercisable for 5 years. The stock option grant was valued at $37,950

There are currently 534,736 options to purchase common stock at an average exercise price of $0.377 per share outstanding as of June 30, 2018 under the 2011 Stock Incentive Plan. The Company recorded $7,334 and $32,661 of compensation expense, net of related tax effects, relative to stock options for the nine months ended June 30, 2018 and in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00) and ($0.01) per share, respectively. As of June 30, 2018, there is approximately $64,949 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.83 years.

Stock option activity for the nine months ended June 30, 2018 and for the years ended September 30, 2017 and 2016 was as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2015	57,407	$18.425	$1,057,725
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(6,499)	(21.403)	(139,098)
Outstanding as of September 30, 2016	50,908	18.045	918,627
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(35,504)	(19.507)	(692,568)
Outstanding as of September 30, 2017	15,404	14.675	226,059
Granted	530,000	0.250	132,500
Exercised	-	-	-
Forfeitures	(10,668)	14.719	(157,020)
Outstanding as of June 30, 2018	534,736	$0.377	$201,539

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2018:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
0.25	530,000	4.86	$0.250	-	$-
13.500	1,334	0.50	13.50	1,334	13.50
15.000	3,402	0.79	15.00	2,068	15.00
	534,736	4.83	$0.377	3,402	$14.41

There were stock option grants of 530,000 shares as of June 30, 2018 with an aggregate intrinsic value of $355,100.

13.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Transactions with Clayton Struve

See Note 9 and 11 for Convertible Notes Payable and Series C and D Preferred Stock and Warrants with Clayton Struve:

Related Party Transactions with Ronald P. Erickson

See Note 9 and 10 for Convertible Notes Payable and Notes Payable with Ronald P. Erickson, our Chairman and/or entities in which Mr. Erickson has a beneficial interest.

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation and interest of approximately $567,785. The Company owes Mr. Erickson, or entities with which he is affiliated, $1,792,766 as of June 30, 2018.

On July 9, 2018, the Company repaid a $199,935 Business Loan Agreement with Umpqua Bank from funds previously provided by an entity affiliated with Ronald P. Erickson, our Chairman of the Board. The Company paid $27,041 and issued 800,000 shares of common stock in exchange for the conversion of this debt. Mr. Erickson is an accredited investor. These shares were issued in transactions that were not registered under the Act in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

Stock Issuances to Named Executive Officers and Directors

During January to May 2018, the Company issued 300,000 shares of restricted common stock to two Named Executive Officers employees and two directors for services during 2018. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $0.233 per share, the market price of our common stock.

Related Party Transaction with Phillip A. Bosua

On February 7, 2018, the Company issued 50,000 shares of our common stock to Phillip A. Bosua under the terms of a consulting agreement dated July 6, 2017.

On April 10, 2018, the Company issued 2,000,000 shares of our common stock to Phillip A. Bosua under the terms of the Merger Agreement with RAAI common stock.

On June 25, 2018, the Company issued 500,000 shares of our common stock to Phillip A. Bosua under the terms of an Employment agreement dated April 10, 2018.

On June 25, 2018, the Company closed a debt conversion with an entity controlled by Phillip A. Bosua and issued 255,000 shares of common stock in exchange for the conversion of $63,750 in preexisting debt owed by the Company to this entity.

14.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of our business. The Company is currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to our business.

Properties and Operating Leases

The Company is obligated under the following non-cancelable operating leases for its various facilities and certain equipment.

Years Ended June 30,	Total
2019	$86,190
2020	90,379
2021	32,456
2022	-
2023	-
Beyond	-
Total	$209,025

Corporate Offices

On April 13, 2017, the Company leased our executive office located at 500 Union Street, Suite 810, Seattle, Washington, USA, 98101. The Company leases 943 square feet and the net monthly payment is $2,672. The monthly payment increases approximately 3% each year and the lease expires on May 31, 2022.

Lab Facilities and Executive Offices

On May 1, 2018, the Company leased its lab facilities and executive offices located at 304 Alaskan Way South, Suite 102, Seattle, Washington, USA, 98101. The Company leases 2,800 square feet and the net monthly payment is $4,000. The lease expires on April 30, 2019.

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

On April 10, 2018, the Company terminated the Consulting and Services Agreement with Blaze, Inc. and Mr. Bosua.

Entry into Employment Agreement with Phillip A. Bosua, Chief Executive Officer

Phillip A. Bosua was appointed the Company’s CEO on April 10, 2018.  On April 10, 2018, the Company entered into an Employment Agreement with Mr. Bosua reflecting his appointment as Chief Executive Officer. The Employment Agreement is for an initial term of 12 months (subject to earlier termination) and will be automatically extended for additional 12-month terms unless either party notifies the other party of its intention to terminate the Employment Agreement. Mr. Bosua will be paid a base salary of $225,000 per year and may be entitled to bonuses and equity awards at the discretion of the Board or a committee of the Board. The Employment Agreement provides for severance pay equal to 12 months of base salary if Mr. Bosua is terminated without “cause” or voluntarily terminates his employment for “good reason.”

Entry into Employment and Amended Employment Agreements with Ronald P. Erickson

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

15.   SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available. Subsequent to June 30, 2018, there were the following material transactions that require disclosure:

On July 9, 2018, the Company repaid a $199,935 Business Loan Agreement with Umpqua Bank from funds previously provided by an entity affiliated with Ronald P. Erickson, our Chairman of the Board. The Company paid $27,041 and issued 800,000 shares of common stock in exchange for the conversion of this debt. Mr. Erickson is an accredited investor. These shares were issued in transactions that were not registered under the Act in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

On July 17, 2018, the Company filed with the State of Nevada a second Amended and Restated Certificate of Designation of Preferences, Powers, and Rights of the Series D Convertible Preferred Stock. The Amended Certificate restates the prior Certificate of Designation filed on May 8, 2017 to decrease the number of authorized Series D shares from 3,906,250 shares to 1,016,014 shares. No other amendments were made to the preferences and rights of the Series D Convertible Preferred Stock. The filing of the Amended Certificate was unanimously approved by the Board of Directors and the shareholders of Series D Convertible Preferred Stock.

On July 30, 2018, two employees were granted an option to purchase 1,150,000 shares of common stock at an exercise price of $1.28 per share. The stock option grant vests quarterly over four years and are exercisable for 5 years.

On August 1, 2018, the Company filed with the State of Nevada a Certificate of Designation establishing the Designations, Preferences, Limitations and Relative Rights of Series F Preferred Stock (the “Designation”). The Designation authorized 500 shares of Series F Preferred Stock. The Series F Preferred Stock shall only be issued to the current Board of Directors on the date of the Designation’s filing and is not convertible into common stock. As set forth in the Designation, the Series F Preferred Stock has no rights to dividends or liquidation preference and carries rights to vote 100,000 shares of common stock per share of Series F upon a Trigger Event, as defined in the Designation. A Trigger Event includes certain unsolicited bids, tender offers, proxy contests, and significant share purchases, all as described in the Designation. Unless and until a Trigger Event, the Series F shall have no right to vote. The Series F Preferred Stock shall remain issued and outstanding until the date which is 731 days after the issuance of Series F Preferred Stock (“Explosion Date”), unless a Trigger Event occurs, in which case the Explosion Date shall be extended by 183 days.

On August 1, 2018, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan 1,200,000 to 2,000,000.

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

BACKGROUND AND CAPITAL STRUCTURE

Know Labs, Inc., formerly Visualant, Incorporated, was incorporated under the laws of the State of Nevada in 1998. Since 2007, we have been focused primarily on research and development of proprietary technologies which can be used to authenticate and diagnose a wide variety of organic and non-organic substances and materials. Our Common Stock trades on the OTCQB Exchange under the symbol “KNWN.”

BUSINESS

We are focused on the development, marketing and sales of a proprietary technologies which are capable of uniquely authenticating or diagnosing almost any substance or material using electromagnetic energy to create, record and detect the unique “signature” of the substance. We call these our “ChromaID™” and “Bio-RFID™” technologies.

Overview

For the past several years we have focused on the development of our proprietary ChromaID™ technology. Using light from low-cost LEDs (light emitting diodes) we map the color of substances, fluids and materials and with our proprietary processes we can authenticate, identify and diagnose based upon the color that is present. The color is both visible to us as humans but also outside of the humanly visible color spectrum in the near infra-red and near ultra-violet and beyond. Our ChromaID scanner sees what we like to call “Nature’s Color Fingerprint.” Everything in nature has a unique color identifier and with ChromaID we can see it, and identify, authenticate and diagnose based upon the color that is present. Our ChromaID scanner is capable of uniquely identifying and authenticating almost any substance or liquid using light to create, record and detect its unique color signature. We will continue to develop and enhance our ChromaID technology and extend its capacity. More recently, we have focused upon extensions and new inventions derived from our ChromaID technology which we call Bio-RFID. The rapid advances made with Bio-RFID technology in our laboratory have caused us to move quickly in to the commercialization phase of our Company as we work to create revenue generating products for the marketplace. We will also, as time permits, pursue licensing opportunities with third parties who have ready applications for our technology.

In 2010, we acquired TransTech Systems, Inc. as an adjunct to our business. TransTech is a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of the Company’s revenues.

Our ChromaID™ Technology

We have developed a proprietary technology to uniquely authenticate or diagnose almost any material and substance. This patented technology utilizes light at the photon (elementary particle of light) level through a series of emitters and detectors to generate a unique signature or “fingerprint” from a scan of almost any solid, liquid or gaseous material. This signature of reflected or transmitted light is digitized, creating a unique ChromaID signature. Each ChromaID signature is comprised of from hundreds to thousands of specific data points.

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

In normal operation, a ChromaID master or reference scan is generated and stored in a database. We call this the ChromaID Reference Library. The scan head can then scan similar materials to identify, authenticate or diagnose them by comparing the new ChromaID digital signature scan to that of the original or reference ChromaID signature or scan result. Over time, we believe the ChromaID Reference Libraries can become a significant asset of the Company, providing valuable information in numerous fields of use.

Our Bio-RFID™ Technology

Working in our lab over the past year, we have developed extensions and new inventions derived from our ChromaID technology which we refer to as Bio-RFID technology. While we are in the early stages of the development of this technology, we have recently announced that we have successfully been able to non-invasively ascertain blood glucose levels. We are building the internal and external development team necessary to commercialize this newly discovered technology as well as make additional patent filings covering the intellectual property created with these new inventions.

ChromaID and Bio-RFID: Foundational Platform Technologies

Our ChromaID and Bio-RFID technologies provide a platform upon which a myriad of applications can be developed. As platform technologies, they are analogous to a smartphone, upon which an enormous number of previously unforeseen applications have been developed. ChromaID and Bio-RFID technologies are “enabling” technologies that bring the science of electromagnetic energy to low-cost, real-world commercialization opportunities across multiple industries. The technologies are foundational and, as such, the basis upon which the Company believes a significant business can be built.

As with other foundational technologies, a single application may reach across multiple industries. The ChromaID technology can, for example effectively differentiate and identify different brands of clear vodkas that appear identical to the human eye. By extension, this same technology can identify pure water from water with contaminants present. It can provide real time detection of liquid medicines such as morphine that have been adulterated or compromised. It can detect if jet fuel has water contamination present. It could determine when it is time to change oil in a deep fat fryer. These are but a few of the potential applications of the ChromaID technology based upon extensions of its ability to identify different clear liquids.

Similarly, the Bio-RFID technology non-invasively identity the presence and quantity of glucose in the human blood stream. By extension, there may be other molecular structures which this same technology can identity in the blood stream which, over time, the Company will focus upon.

The cornerstone of a company with a foundational platform technology is its intellectual property. We have pursued an active intellectual property strategy and have been granted 12 patents. We currently have 20 patents pending. We possess all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to us in perpetuity by our strategic partner, Allied Inventors.

Our Patents

We believe that our 12 patents, 20 patent applications, three registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets. Our patents will expire at various times between 2027 and 2033. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

The issued patents cover the fundamental aspects of the Know Labs ChromaID technology and a growing number of unique applications ranging, to date, from invisible bar codes to tissue and liquid analysis. We are filing patents on Bio-RFID technology and will continue to expand the Company’s patent portfolio over time through internal development efforts as well as through licensing opportunities with third parties.

The patents that have been issued to Know Labs and their dates of issuance are:

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

Research and Development

Our research and development efforts are primarily focused improving our core foundational ChromaID and Bio-RFID technology, extending its capacity and developing new and unique applications for the technology. As part of this effort, we typically conduct testing to ensure that application methods are compatible with the customer’s requirements, and that they can be implemented in a cost-effective manner. We are also actively involved in identifying new application methods. Our current team has considerable experience working with the application of light and radio frequency based technologies and their application to various industries. We believe that its continued development of new and enhanced technologies relating to our core business is essential to our future success. We incurred expenses of $366,809, $79,405 and $325,803 for the nine months ended June 30, 2018 and for the years ended September 30, 2017 and 2016, respectively, on development activities. On July 6, 2017, we entered into a Consulting Agreement with Phillip A. Bosua, our Chief Product Officer.

RECENT DEVELOPMENTS

We have the following recent developments:

Merger with RAAI Lighting, Inc.

On April 10, 2018, we entered into an Agreement and Plan of Merger with 500 Union Corporation, a Delaware corporation and a wholly owned subsidiary of the Company, and RAAI Lighting, Inc., a Delaware corporation. Pursuant to the Merger Agreement, we have acquired all the outstanding shares of RAAI’s capital stock through a merger of Merger Sub with and into RAAI (the “Merger”), with RAAI surviving the Merger as a wholly owned subsidiary of the Company.

Under the terms of the Merger Agreement, each share of RAAI common stock issued and outstanding immediately before the Merger (1,000 shares) were cancelled and converted into the right to receive 2,000 shares of the Company’s common stock. As a result, we issued 2,000,000 shares of its common stock to Phillip A. Bosua, formerly the sole stockholder of RAAI. The consideration for the Merger was determined through arms-length bargaining by the Company and RAAI. The Merger was structured to qualify as a tax-free reorganization for U.S. federal income tax purposes. As a result of the Merger, the Company received certain intellectual property, related to RAAI.

Appointment of Director

On April 10, 2018, the Board increased the size of the Board from three to four members and Phillip A. Bosua was appointed as a member of the Board. Mr. Bosua’s term of office expire at the next annual meeting of our stockholders. On May 24, 2018, the Board of Directors increased the size of the Board from four to five members and appointed (Ret.) Admiral William Owens as a member of the Board. Admiral Owen’s term of office expires at the next annual meeting of our stockholders.

Appointment of Officer.

On April 10, 2018, we appointed Mr. Bosua as Chief Executive Officer of the Company, replacing Ronald P. Erickson, who remains Chairman of the Company. Mr. Erickson has been a director and officer of Know Labs since April 2003. He was appointed as our CEO and President in November 2009 and as Chairman of the Board in February 2015. Previously, Mr. Erickson was our President and Chief Executive Officer from September 2003 through August 2003 and was Chairman of the Board from August 2004 until May 2011.

Phillip A. Bosua was appointed the Company’s CEO on April 10, 2018. Previously, Mr. Bosua served as our Chief Product Officer since August 2017. We entered into a Consulting Agreement with Mr. Bosua’s company, Blaze Clinical on July 7, 2017. From September 2012 to February 2015, Mr. Bosua was the founder and Chief Executive Officer of LIFX Inc. (where he developed and marketed an innovative “smart” light bulb) and from August 2015 until February 2016 was Vice President Consumer Products at Soraa (which markets specialty LED light bulbs). From February 2016 to July 2017, Mr. Bosua was the founder and CEO of RAAI, Inc. (where he continued the development of his smart lighting technology). From May 2008 to February 2013 he was the Founder and CEO of LimeMouse Apps, a leading developer of applications for the Apple App Store.

On April 10, 2018, we entered into an Employment Agreement with Mr. Bosua reflecting his appointment as Chief Executive Officer. The Employment Agreement is for an initial term of 12 months (subject to earlier termination) and will be automatically extended for additional 12-month terms unless either party notifies the other party of its intention to terminate the Employment Agreement. Mr. Bosua will be paid a base salary of $225,000 per year, received 500,000 shares of common stock valued at $0.33 per share and may be entitled to bonuses and equity awards at the discretion of the Board or a committee of the Board. The Employment Agreement provides for severance pay equal to 12 months of base salary if Mr. Bosua is terminated without “cause” or voluntarily terminates his employment for “good reason.”

On April 10, 2018, we entered into an Amended Employment Agreement for Ronald P. Erickson which amends the Employment Agreement dated July 1, 2017. The Agreement expires March 21, 2019.

Amendment of Equity Incentive Plan

On April 10, 2018, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 93,333 to 1,200,000. On August 1, 2018, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan 1,200,000 to 2,000,000.

Merger with Know Labs, Inc.

On May 1, 2018, Know Labs, Inc., a Nevada corporation incorporated on April 3, 2018, and our wholly-owned subsidiary, merged with and into the Company pursuant to an Agreement and Plan of Merger dated May 1, 2018. In connection with the merger, our Articles of Incorporation were effectively amended to change our name to Know Labs, Inc. by and through the filing of Articles of Merger. This parent-subsidiary merger was approved by us, the parent, in accordance with Nevada Revised Statutes Section 92A.180. Stockholder approval was not required. This amendment was filed with the Nevada Secretary of State and became effective on May 1, 2018.

Corporate Name Change and Symbol Change

On May 24, 2018, the Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of a change in our name from Visualant Incorporated to Know Labs, Inc. and a change in our ticker symbol from VSUL to the new trading symbol KNWN which became effective on the opening of trading as of May 25, 2018. In addition, in connection with the name change and symbol change, we were assigned the CUSIP number of 499238103.

Closing of Financing on June 25, 2018

On June 25, 2018, we closed a private placement and received gross proceeds of $1,750,000 in exchange for issuing 7,000,000 shares of common stock and warrants to purchase 3,500,000 shares of common stock in a private placement to accredited investors pursuant to a series of substantially identical subscription agreements.

The initial exercise price of the warrants described above is $0.25 per share, subject to certain adjustments, and they expired five years after their issuance.

The shares and the warrants described above were issued in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”) in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

Conversion of Certain Debt to Equity

On June 25, 2018, we closed debt conversions and issued 605,000 shares of common stock in exchange for the conversion of $151,250 in preexisting debt owed by the Company to certain service providers, all of whom are accredited investors. These shares were issued in transactions that were not registered under the Act in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

On July 9, 2018, we repaid a $199,935 Business Loan Agreement with Umpqua Bank from funds previously provided by an entity affiliated with Ronald P. Erickson, our Chairman of the Board. The Company paid $27,041 and issued 800,000 shares of common stock in exchange for the conversion of this debt. Mr. Erickson is an accredited investor. These shares were issued in transactions that were not registered under the Act in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

THE COMPANY’S COMMON STOCK

Our common stock trades on the OTCQB Exchange under the symbol “KNWN.” On May 1, 2018, we filed a corporate action with FINRA to effectively change the Company’s OTC trading symbol and change our name to “Know Labs, Inc.” Our name change from Visualant, Incorporated to Know Labs, Inc. and symbol change from VSUL to KNWN was announced by FINRA declared effective on the opening of trading as of May 25, 2018.

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

(dollars in thousands)

	Three Months Ended June 30,
	2018	2017	$ Variance	% Variance

Revenue	$1,107	$1,019	$88	8.6%
Cost of sales	910	844	66	-7.8%
Gross profit	197	175	22	12.6%
Research and development expenses	126	(9)	135	-1500.0%
Selling, general and administrative expenses	803	651	152	-23.3%
Operating loss	(732)	(467)	(265)	-56.7%
Other (expense) income:
Interest expense	(9)	(11)	2	18.2%
Other income	-	2	(2)	-100.0%
Gain on change- derivative liability warrants	-	1,004	(1,004)	-100.0%
Gain on debt settlements	235	-	235	100.0%
Total other income	226	995	(769)	-77.3%
(Loss) income before income taxes	(506)	528	(1,034)	-195.8%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss) income	$(506)	$528	$(1,034)	-195.8%

THREE ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017

Sales

Net revenue for the three months ended June 30, 2018 increased $88,000 to $1,107,000 as compared to $1,019,000 for the three months ended June 30, 2017. The increase was due to a sale by TransTech to an aerospace customer in the three months ended June 30, 2018 that was not repeated in the three months ended June 30, 2017.

Cost of Sales

Cost of sales for the three months ended June 30, 2018 increased $66,000 to $910,000 as compared to $844,000 for the three months ended June 30, 2017. The increase was due to a sale by TransTech to an aerospace customer in the three months ended June 30, 2018 that was not repeated in the three months ended June 30, 2017.

Gross profit was $197,000 for the three months ended June 30, 2018 as compared to $175,000 for the three months ended June 30, 2017. Gross profit was 20.1% for the three months ended June 30, 2018 as compared to 17.2% for the three months ended June 30, 2017. We have focused TransTech on maximizing profits at the current sales level.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2018 increased $135,000 to $126,000 as compared to a credit of $9,000 for the three months ended June 30, 2017. The increase was due to expenditures related to the Consulting and Services Agreement with Phillip A. Bosua, our Chief Product Officer for product development, including the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2018 increased $152,000 to $803,000 as compared to $651,000 for the three months ended June 30, 2017.

The increase primarily was due to (i) decreased payroll expenses of $67,000; (ii) decreased amortization expense of $31,000; and (iii) decreased corporate development expense of $42,000; (iv) decreased TransTech expenses of $66,000; and (v) decreased other expenses of $48,000;offset by (vi) increased legal expenses of $42,000;(vii) increased stock based compensation of $340,000;and (viii) increased consulting expenses of $24,000. As part of the selling, general and administrative expenses for the three months ended June 30, 2018, we recorded $26,000 of investor relation expenses and business development expenses.

Other Income (Expense)

Other income for the three months ended June 30, 2018 was $226,000 as compared to other income of $995,000 for the three months ended June 30, 2017. The other expense for the three months ended June 30, 2018 included (i) interest expense of $9,000;offset by gain on debt settlements of $235,000. The gain on debt settlements related to the reversal of old accounts payable.

The other income for the three months ended June 30, 2017 included (i) change in the value of derivatives of $1,004,000; (ii) by other income of $2,000; offset by (iii) interest expense of $11,000. The decrease is a result of the decline of the derivative liability as our underlying stock price has declined.

Net (Loss) Profit

Net loss for the three months ended June 30, 2018 was $506,000 as compared to a net profit of $528,000 for the three months ended June 30, 2017. The net loss for the three months ended June 30, 2018, included non-cash expenses of $406,000. The non-cash items include (i) depreciation and amortization of $14,000; (ii) issuance of common stock for conversion of liabilities of $248,000; (iii) issuance of capital stock for services and expenses of $278,000;(iv) provision for loss on accounts receivable o $21,000;and (v) issuance of warrants for debt conversion of $121,000; and (vi) offset by non cash gain on accounts payable of $234,000. TransTech’s net income from operations was $21,000 for the three months ended June 30, 2018 as compared to a net loss from operations of ($135,000) for the three months ended June 30, 2017.

We expect losses to continue as we commercialize our ChromaID™ and Bio-RFID™technology.

(dollars in thousands)

	Nine Months Ended June 30,
	2018	2017	$ Variance	% Variance

Revenue	$3,432	$3,665	$(233)	-6.4%
Cost of sales	2,760	2,995	(235)	7.8%
Gross profit	672	670	2	0.3%
Research and development expenses	367	38	329	-865.8%
Selling, general and administrative expenses	1,796	2,469	(673)	27.3%
Impairment of goodwill	-	984	(984)	100.0%
Operating loss	(1,491)	(2,821)	1,330	47.1%
Other (expense) income:
Interest expense	(1,096)	(80)	(1,016)	-1270.0%
Other income	19	45	(26)	-57.8%
(Loss) on change- derivative liability warrants	-	(218)	218	100.0%
Gain on debt settlements	234	-	234	100.0%
Total other (expense)	(843)	(253)	(590)	-233.2%
(Loss) before income taxes	(2,334)	(3,074)	740	24.1%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(2,334)	$(3,074)	$740	24.1%

NINE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2017

Sales

Net revenue for the nine months ended June 30, 2018 decreased $223,000 to $3,432,000 as compared to $3,665,000 for the nine months ended June 30, 2017. The decrease was due to lower sales by TransTech.

Cost of Sales

Cost of sales for the nine months ended June 30, 2018 decreased $235,000 to $2,760,000 as compared to $2,995,000 for the nine months ended June 30, 2017. The decrease was due to lower sales by TransTech.

Gross profit was $672,000 for the nine months ended June 30, 2018 as compared to $670,000 for the nine months ended June 30, 2017. Gross profit was 19.6% for the nine months ended June 30, 2018 as compared to 18.3% for the nine months ended June 30, 2017. We have focused TransTech on maximizing profits at the current sales level.

Research and Development Expenses

Research and development expenses for the nine months ended June 30, 2018 increased $329,000 to $367,000 as compared to $38,000 for the nine months ended June 30, 2017. The increase was due to expenditures related to the Consulting and Services Agreement with Phillip A. Bosua, our Chief Product Officer for product development, including the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for nine months ended June 30, 2018 decreased $673,000 to $1,796,000 as compared to $2,469,000 for the nine months ended June 30, 2017.

The decrease primarily was due to (i) decreased payroll expenses of $124,000; (ii) decreased amortization expense of $44,000; (iii) decreased corporate development expense of $425,000; (iv) decreased TransTech expenses of $405,000; (v) decreased other expenses of $48,000;(vi) decreased marketing of $44,000; (vii) decreased audit expenses of $30,000; and (viii) decreased other expenses of $21,000;offset by (ix) increased legal expenses of $24,000;and (x) increased stock based compensation of $444,000;As part of the selling, general and administrative expenses for the three months ended June 30, 2018, we recorded $86,000 of investor relation expenses and business development expenses.

Impairment of Goodwill

Our TransTech business is very capital intensive. We reviewed TransTech’s operations based on its overall financial constraints and determined the value has been impaired. We recorded an impairment of goodwill associated with TransTech of $984,000 during the nine months ended June 30, 2017.

Other Income (Expense)

Other expense for the nine months ended June 30, 2018 was $843,000 as compared to other expense of $253,000 for the nine months ended June 30, 2017. The other expense for the nine months ended June 30, 2018 included (i) interest expense of $1,096,000; offset by (ii) other income of $19,999 and (iii) gain on debt settlements of $234,000. The interest expense related a senior convertible exchangeable debenture issued on December 12, 2017 and February 28, 2018 in conjunction with a Securities Purchase Agreement dated August 14, 2017. The gain on debt settlements related to the reversal of old accounts payable.

The other expense for the nine months ended June 30, 2017 included (i) change in the value of derivatives of $218,000; (ii) interest expenses of $80,000; offset by(iii) other income of $45,000. The decrease is a result of the decline of the derivative liability as our underlying stock price has declined.

Net (Loss)

Net loss for the nine months ended June 30, 2018 was $2,334,000 as compared to $3,074,000 for the nine months ended June 30, 2017. The net loss for the nine months ended June 30, 2018, included non-cash expenses of $1,677,000. The non-cash items include (i) depreciation and amortization of $44,000; (ii) stock based compensation of $7,000; (iii) conversion of interest and amortization of debt discount of $539,000; (iv) conversion of accrued liabilities of $492,000; (v) issuanceof common stock for conversion of liabilities of $248,000; (vi) issuance of capital stock for services and expenses of $349,000; and (vii) issuance of warrants for debt conversion of $232,000; and (viii) offset by non cash gain on accounts payable of $234,000. TransTech’s net income from operations was $64,000 for the nine months ended June 30, 2018 as compared to a net loss from operations of ($237,000) for the nine months ended June 30, 2017.

We expect losses to continue as we commercialize our ChromaID™ and Bio-RFID™technology.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

On June 25, 2018, we closed a private placement and received gross proceeds of $1,750,000 ($1,710,000 as of June 30, 2018) in exchange for issuing 7,000,000 (6,840,000 as of June 30, 2018) shares of common stock and warrants to purchase 3,500,000 (3,420,000 as of June 30, 2018) shares of common stock in a private placement to accredited investors pursuant to a series of substantially identical subscription agreements. The initial exercise price of the warrants described above is $0.25 per share, subject to certain adjustments, and they expired five years after their issuance. The shares and the warrants described above were issued in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”) in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

We had cash of approximately $1,304,000 and net working capital of approximately $267,000 (net of convertible notes payable and notes payable) as of June 30, 2018.  We have experienced net losses since inception and we expect losses to continue as we commercialize our ChromaID™ technology. As of June 30, 2018, we had an accumulated deficit of $33,867,000 and net losses in the amount of $2,334,000, $3,901,000 and $1,746,000 for the nine months ended June 30, 2018 and years ended September 30, 2017 and 2016, respectively. We believe that our cash on hand will be sufficient to fund our operations through December 31, 2018.

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

We finance our TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On June 15, 2018, TransTech entered into a Fifth Modification to the Loan and Security Agreement related to the $500,000 secured credit facility with Capital Source to fund its operations. The Modification extended the maturity to December 12, 2018. The secured credit facility provides for a prime rate interest floor for prime interest of 4.5% plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $500,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Know Labs, including a security interest in all assets of Know Labs. The remaining balance on the accounts receivable must be repaid by the time the secured credit facility expires on December 12, 2018, unless we renew by automatic extension for the next successive term. We have $47,000 available as of June 30, 2018.

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2018 was $842,000. This amount was primarily related to (i) a net loss of $2,334,000;(ii) a decrease in deferred revenue of $60,000;and (iii) a decrease in accounts payable and accrued expenses of $460,000;offset by (iv) a decrease in accounts receivable of $263,000; (v) other of $72,000;and (vi) non-cash expenses of $1,677,000. The non-cash items include (vii) depreciation and amortization of $44,000;(viii) stock based compensation of $7,000; (ix) conversion of interest and amortization of debt discount of $539,000; (x) conversion of accrued liabilities of $492,000; (xi) issuance of common stock for conversion of liabilities of $248,000;(xii) issuance of capital stock for services and expenses of $349,000; and (xiii) issuance of warrants for debt conversion of $232,000; and (xiv) offset by non cash gain on accounts payable of $234,000.

Investing Activities

Net cash provided used in investing activities for the nine months ended June 30, 2018 was $25,000. This amount was primarily related to the investment in equipment for the lab.

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2018 was $2,069.000. This amount was primarily related to (i) proceeds from the issuance of common stock of $1,710,000 (ii) proceeds from convertible notes of $530,000; offset by (iii) repayment of line of credit of $170,990.

Our contractual cash obligations as of June 30, 2018 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$209,025	$86,190	$90,379	$32,456	$-
Convertible notes payable	2,390,065	2,390,065	-	-	-
Notes payable	394,670	394,670	-	-	-
Capital expenditures	100,000	20,000	40,000	40,000	-
	$3,093,760	$2,890,925	$130,379	$72,456	$-

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

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controlsand procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2018 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

We are currently operating at a loss. We believe that our cash on hand will be sufficient to fund our operations through December 31, 2018. We need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.  We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets securesuch debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.  There can there can be no assurance that we will be able to sell that number of shares, if any.

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

As of June 30, 2018, we owe approximately $3,353,000 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

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

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation and interest of approximately $567,785. The Company owes Mr. Erickson, or entities with which he is affiliated, $1,792,766 as of June 30, 2018.

On July 9, 2018, the Company repaid a $199,935 Business Loan Agreement with Umpqua Bank from funds previously provided by an entity affiliated with Ronald P. Erickson, our Chairman of the Board. The Company paid $27,041 and issued 800,000 shares of common stock in exchange for the conversion of this debt. Mr. Erickson is an accredited investor. These shares were issued in transactions that were not registered under the Act in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

Including Mr. Erickson, we owe $2,390,066 under various convertible promissory notes as of June 30 ,2018.

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

We have experienced net losses since inception. As of June 30, 2018, we had an accumulated deficit of $33,867,000 and net losses in the amount of $2,334,000, $3,901,000 and $1,746,000 for the nine months ended June 30, 2018 and for the years ended September 30, 2017 and 2016, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our ChromaID business has produced minimal revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

We are in the early stages of commercializing our ChromaID and Bio-RFID technology.  To date, we have entered into a License Agreement with Sumitomo Precision Products Co., Ltd. and have a strategic relationship with Allied Inventors. None of these relationships have generated any significant revenue. Failure to develop and sell products based upon our ChromaID and Bio-RFID technology, grant additional licenses and obtain royalties or develop other revenue streams will have a material adverse effect on our business, financial condition and results of operations.

To date, we have generated minimal revenue from sales of our products. We believe that our commercialization success is dependent upon our ability to significantly increase the number of customers that are using our products.  In addition, demand for our products may not materialize, or increase as quickly as planned, and we may therefore be unable to increase our revenue levels as expected. We are currently not profitable. Even if we succeed in introducing our technology and related products to our target markets, we may not be able to generate sufficient revenue to achieve or sustain profitability.

We currently rely upon external resources for engineering and product development services. If we are unable to secure an engineering or product development partner or establish satisfactory engineering and product development capabilities, we may not be able to successfully commercialize our ChromaID and Bio-RFID technology.

Our success depends upon our ability to develop products that are accurate and provide solutions for our customers. Achieving the desired results for our customers requires solving engineering issues in concert with them. Any failure of our ChromaID and Bio-RFID technology or related products to meet customer expectations could result in customers choosing to retain their existing methods or to adopt systems other than ours.

We have not historically had internal resources which can work on engineering and product development matters. We have used third parties in the past and will continue to do so. These resources are not always readily available and the absence of their availability could inhibit our research and development efforts and our responsiveness to our customers. Our inability to secure those resources could impact our ability to provide engineering and product development services and could have an impact on our customers’ willingness to use our technology.

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

We are dependent on key personnel.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace, including Ronald P. Erickson, our Chairman and Phil Bosua, our Chief Executive Officer. We do not maintain key person life insurance covering any of our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations, and the ability of all personnel to work together effectively as a team.  Our officers do not currently have employment agreements.  Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.  Our success also depends on our continued ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, manufacturing, administrative and sales and marketing personnel. Competition for these individuals is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in recruiting and retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new products and adversely impact our relationships with existing and future customers. The inability to attract and retain necessary technical, managerial, manufacturing, administrative and sales and marketing personnel could harm our ability to obtain new customers and develop new products and could adversely affect our business and operating results.

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

We rely on a combination of patent, trademark, and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. Obtaining and maintaining a strong patent position is important to our business. Patent law relating to the scope of claims in the technology fields in which we operate is complex and uncertain, so we cannot be assured that we will be able to obtain or maintain patent rights, or that the patent rights we may obtain will be valuable, provide an effective barrier to competitors or otherwise provide competitive advantages. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, or demonstrate that we did not derive our invention from another, we may have to participate in interference or derivation proceedings in the USPTO or in court that couldresult in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot be assured our patent applications will prevail over those filed by others. Also, our intellectual property rights may be subject to other challenges by third parties. Patents we obtain could be challenged in litigation or in administrative proceedings such as ex parte reexam, inter parties review, or post grant review in the United States or opposition proceedings in Europe or other jurisdictions.

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

We currently have a very small sales and marketing organization at our TransTech Systems subsidiary. If we are unable to secure a sales and marketing partner or establish satisfactory sales and marketing capabilities at the Know Labs parent Company level we may not be able to successfully commercialize our ChromaID and Bio-RFID technology.

Our subsidiary, TransTech Systems, has six sales and marketing employees on staff to support the ongoing sales efforts of that business. In order to commercialize products that are approved for commercial sales, we sell directly to our customers, collaborate with third parties that have such commercial infrastructure and work withour strategic business partners to generate sales. If we are not successful entering into appropriate collaboration arrangements, or recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty successfully commercializing our ChromaID and Bio-RFID technology, which would adversely affect our business, operating results and financial condition.

We may not be able to enter into collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure we may not realize a positive return on this investment. In addition, we must compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize ChromaID and Bio-RFID without strategic partners or licensees include:

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

In December 8, 2009, we entered into the Capital Source credit facility. On June 15, 2018, TransTech entered into the Fifth Modification to the Loan and Security Agreement.

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

The exercise prices of certain warrants, convertible notes payable and the Series A, C, and D Preferred Shares may require further adjustment.

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 23,334 outstanding shares of Series A Preferred Stock, 1,785,715 outstanding shares of Series C Preferred Stock, 3,108,356 outstanding shares Series D Preferred Stock and a warrant for Allied Inventors to purchase 97,169 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $2,390,066 and the exercise price of additional outstanding warrants to purchase 13,021,053 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments.

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

As of August 9, 2018, four individuals in the aggregate, assuming the exercise of all warrants to purchase common stock, hold shares representing approximately 63% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, the agreement with one of these individuals limits his ownership to 4.99% individually. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of August 9, 2018, we had 16,570,162 shares of common stock issued and outstanding, held by 68 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of August 9, 2018, there were options outstanding for the purchase of 1,684,736 common shares, warrants for the purchase of 15,586,424 common shares, and 4,917,405 shares of our common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock. In addition, we have an unknown number of shares are issuable upon conversion of convertible debentures of $2,390,065. All of which could potentially dilute future earnings per share.

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

Pursuant to our certificate of incorporation, we currently have authorized 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. To the extent that common shares are available for issuance, subject to compliance with applicable stock exchange listing rules, our board of directors has the ability to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient.The issuance of any additional securities could, among other things, result in substantial dilution of the percentage ownership of our stockholders at the time of issuance, result in substantial dilution of our earnings per share and adversely affect the prevailing market price for our common stock.

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

During the three months ended June 30, 2018, we had the following unregistered sales of equity securities:

We issued 379,000 shares of common stock to Names Executive Officers, directors, employees and consultants and for services during 2018. We expensed $110,990.

On April 10, 2018, we issued 2,000,000 shares of our common stock to Phillip A. Bosua under the terms of the Merger Agreement with RAAI common stock.

On June 25, 2018, we closed a private placement and received gross proceeds of $1,750,000 ($1,710,000 as of June 30, 2018) in exchange for issuing 7,000,000 (6,840,000 as of June 30, 2018) shares of common stock and warrants to purchase 3,500,000 (3,420,000 as of June 30, 2018) shares of common stock in a private placement to accredited investors pursuant to a series of substantially identical subscription agreements. The initial exercise price of the warrants described above is $0.25 per share, subject to certain adjustments, and they expired five years after their issuance. The shares and the warrants described above were issued in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”) in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

On June 25, 2018, we issued 500,000 shares of our common stock to Phillip A. Bosua under the terms of an Employment agreement dated April 10, 2018.

We closed debt conversions and issued 605,000 shares of common stock in exchange for the conversion of $199,650 in preexisting debt owed by the Company to certain service providers, all of whom are accredited investors. These shares were issued in transactions that were not registered under the Act in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

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

3.6	Amendment 2 of Series A Preferred Stock Terms dated February 19, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 15, 2016)

3.7	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to the Companys Current Report on Form 8-K, filed August 11, 2016)

3.8	Form of Series C Convertible Preferred Stock 2016 (incorporated by reference to the Companys Registration Statement on Form S-1, filed September 1, 2016)

3.9
Certificate of Correction and Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to the Companys Amended Current Report on Form 8-K/A, filed January 9, 2017)

3.10	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to the Companys Current Report on Form 8-K, filed on February 10, 2017)

3.11
Amended and Restated Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock. (incorporated by reference to the Companys Current Report on Form 8-K, filed May 5, 2017)

3.12
Second Amended and Restated Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to the Companys Current Report on Form 8-K, filed July 19, 2018)

3.13	Articles of Merger (incorporated by reference to the Companys Current Report on Form 8-K, filed May 3, 2018)

4.1	2011 Stock Incentive Plan (incorporated by reference to the Companys Definitive Proxy Statement on Schedule 14A, filed January 11, 2013)

10.1
Form of Preferred Stock and Warrant Purchase Agreement by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company's Current Report on Form 8-K, filed May 5, 2017)

10.2
Form of Amended and Restated Registration Rights Agreement. by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company's Current Report on Form 8-K, filed May 5, 2017)

10.3	Form of Series F Warrant to Purchase Common Stock by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Companys Current Report on Form 8-K, filed May 5, 2017)

10.4
Amendment 12 to Demand Promissory Note dated January 25, 2018 by and between Visualant, Incorporated and J3E2A2Z LP. (incorporated by reference to the Companys Current Report on Form 8-K, filed January 25, 2018)

10.5
Amendment 13 to Demand Promissory Note dated January 25, 2018 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Companys Current Report on Form 8-K, filed January 25, 2018)

10.6
Amendment 14 to Demand Promissory Note dated January 25, 2018 by and between Visualant, Incorporated and J3E2A2Z LP. (incorporated by reference to the Companys Current Report on Form 8-K, filed January 25, 2018)

10.7
Securities Purchase Agreement dated August 14, 2017 by and between Visualant, Incorporated and accredited investor (incorporated by reference to the Companys Current Report on Form 8-K, filed August 18, 2017)

10.8
Senior Secured Convertible Redeemable Debenture dated December 12, 2017 by and between Visualant, Incorporated and accredited investor. (incorporated by reference to the Companys Current Report on Form 8-K, filed December 22, 2017)

10.9
General Security Agreement dated December 12, 2017 by and between Visualant, Incorporated and accredited investor (incorporated by reference to the Companys Current Report on Form 8-K, filed August 18, 2017)

10.10
Common Stock Purchase Warrant dated December 12, 2017 issued by Visualant, Incorporated to accredited investor. (incorporated by reference to the Companys Current Report on Form 8-K, filed December 22, 2017)

10.11
Schedule A to Subordination Agreement dated December 12, 2017 by and between an entity affiliated with Ronald P. Erickson and accredited investor. (incorporated by reference to the Companys Current Report on Form 8-K, filed December 22, 2017)

10.12	Senior Secured Convertible Redeemable Debenture dated February 28, 2018 by and between Visualant, Incorporated and accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 7, 2018)

10.13	Common Stock Purchase Warrant dated February 28, 2018 issued by Visualant, Incorporated to accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 7, 2018)

10.14	Consulting and Services Agreement dated July 6, 2017 amongst Visualant, Incorporated, Blaze, Inc. and Philip A. Bosua (incorporated by reference to the Company's Form 10-K filed on December 29, 2017)

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

10.20
Agreement and Plan of Merger, dated as of April 10, 2018, by and among Visualant, Incorporated, 500 Union Corporation, and RAAI Lighting, Inc (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 17, 2018)

10.21	Certificate of Merger, dated as of April 10, 2018, by 500 Union Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 17, 2018)

10.22
Fifth Modification of Loan and Security Agreement dated June 6, 2017 by and between TransTech Systems, Inc. and Capital Source Business Finance Group (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 26, 2018)

10.23	Form of subscription agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 29, 2018

10.24	Form of common stock purchase warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 29, 2018

14.1	Code of Conduct and Ethics dated November 30, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 3, 2013)

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14. Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14. Filed herewith.

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act. Filed herewith.

32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act. Filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

KNOW LABS, INC.

(Registrant)

Date: August 9, 2018	By:	/s/ Phillip A Bosua
Phillip A. Bosua
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)