Form 10-K
period 2018-09-30
KNOW LABS, INC.
filed 2018-12-21
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2018

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

As of March 31, 2018 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $1,029,906.

The number of shares of common stock, $.001 par value, issued and outstanding as of December 21, 2018: 17,531,522 shares

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

Overview

Historically, the Company focused on the development of our proprietary ChromaID technology. Using light from low-cost LEDs (light emitting diodes) we map the color of substances, fluids and materials and with our proprietary processes we can authenticate, identify and diagnose based upon the color that is present. The color is both visible to us as humans but also outside of the humanly visible color spectrum in the near infra-red and near ultra-violet and beyond. Our ChromaID scanner sees what we like to call “Nature’s Color Fingerprint.” Everything in nature has a unique color identifier and with ChromaID we can see it, and identify, authenticate and diagnose based upon the color that is present. Our ChromaID scanner is capable of uniquely identifying and authenticating almost any substance or liquid using light to create, record and detect its unique color signature. We will continue to develop and enhance our ChromaID technology and extend its capacity. More recently, we have focused upon extensions and new inventions that are derived from and extend beyond our ChromaID technology. We call this technology Bio-RFID. The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly in to the commercialization phase of our Company as we work to create revenue generating products for the marketplace. We will also, as resources permit, pursue licensing opportunities with third parties who have ready applications for our technologies.

In 2010, we acquired TransTech Systems, Inc. as an adjunct to our business. TransTech is a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of the Company’s revenues. The financial results from our TransTech subsidiary have been diminishing as vendors of their products increasingly move to the Internet and direct sales to their customers. While it does provide our current revenues it is not central to our current focus as a Company. Moreover, we have written down any goodwill associated with its historic acquisition. We continue to closely monitor this subsidiary.

The Know Labs Technology

We have internally and under contract with third parties developed proprietary platform technologies to uniquely authenticate or diagnose almost any material and substance. Our technology utilizes electromagnetic energy at various points along the electromagnetic spectrum to perform analytics which allow the user to identify, authenticate and diagnose depending upon the application and the unique field of use. The Company’s proprietary platform technologies are called ChromaID and Bio-RFID.

The ChromaID patented technology utilizes light at the photon (elementary particle of light) level through a series of emitters and detectors to generate a unique signature or “fingerprint” from a scan of almost any solid, liquid or gaseous material. This signature of reflected or transmitted light is digitized, creating a unique ChromaID signature. Each ChromaID signature is comprised of from hundreds to thousands of specific data points.

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

In normal operation, a ChromaID master or reference scan is generated and stored in a database. We call this the ChromaID Reference Library. The scan head can then scan similar materials to identify, authenticate or diagnose them by comparing the new ChromaID digital signature scan to that of the original or reference ChromaID signature or scan result. Over time, we believe the ChromaID Reference Libraries can become a significant asset of the Company, providing valuable information in numerous fields of use. The Reference Libraries for Bio-RFID will have a similar promise regarding their utility and value.

The Company’s latest technology platform is called Bio-RFID. Working in our lab over the past year, we have developed extensions and new inventions derived in part from our ChromaID technology which we refer to as Bio-RFID technology. While we are in the early stages of the development of this technology, we have recently announced that we have successfully been able to non-invasively ascertain blood glucose levels. We are building the internal and external development team necessary to commercialize this newly discovered technology as well as make additional patent filings covering the intellectual property created with these new inventions. The first applications of our Bio-RFID technology will be in a product we call the UBAND™. The first UBAND product will be marketed as a real time calorie counter. It is a wearable product which will be worn on the wrist and communicate with a smart phone device via Bluetooth connectivity. It will provide the user with real time information on their caloric consumption from carbohydrates.

We have recently announced the results of laboratory-based comparison testing between our Bio-RFID technology and the leading continuous glucose monitors from Abbott Labs (Freestyle Libre®) and DexCom (G5®). These results provide evidence of a high degree of correlation between our Bio-RFID based technology and the current industry leaders. Our technology is fundamentally differentiated from these industry leaders as it is completely non-invasive.

We expect to begin the process of obtaining US Food and Drug Administration approval of our non-invasive continuous blood glucose monitoring device during calendar year 2019. We are unable to estimate the time necessary for such approval nor the likelihood of success in that endeavor.

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

Similarly, the Bio-RFID technology can non-invasively identity the presence and quantity of glucose in the human body. By extension, there may be other molecular structures which this same technology can identity in the human body which, over time, the Company will focus upon. They may include the monitoring of drug usage or the presence of illicit drugs. They may also involve identifying hormones and various markers of disease.

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

Our Patents and Intellectual Property.

We believe that our 12 patents, 20 patent applications, three registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets. Our issued patents will expire at various times between 2027 and 2033. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

The issued patents cover the fundamental aspects of the Know Labs ChromaID technology and a growing number of unique applications ranging, to date, from invisible bar codes to tissue and liquid analysis. We have filed patents on Bio-RFID technology and will continue to expand the Company’s patent portfolio over time through internal development efforts as well as through licensing opportunities with third parties.

Additionally, significant aspects of our technology are trade secrets which may not be disclosed through the patent filing process. We intend to be diligent in maintaining our trade secrets.

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

We continue to pursue a patent strategy to expand our unique intellectual property in the United States and other countries.

Joint Development Agreements and Product Strategy

We are currently undertaking internal development work on potential products for the consumer marketplace. This development work was being performed through our Consulting Agreement with Blaze Clinical, and Phillip A. Bosua, who served as our Chief Product Officer. In his current role as Chief Executive Officer, Mr. Bosua continues to lead these efforts. As these products take form over the coming months, we will make appropriate product announcements.

We also will continue to engage with partners through licensing our technology in various fields of use, entering in to joint venture agreements to develop specific applications of our technology, and in certain specific instances develop our own products for the marketplace.

We have deployed our ChromaID development kit to a number of potential joint venture partners and customers around the world. There are strong indications of interest in deploying our technology in a wide variety of applications involving identification, authentication and diagnostics. Currently we are focusing our current efforts on productizing our Bio-RFID technology as we move it out of the research laboratory and in to the marketplace.

Research and Development

Our current research and development efforts are primarily focused improving our Bio-RFID technology, extending its capacity and developing new and unique applications for the technology. As part of this effort, we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. We are also actively involved in identifying new applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies and their application. We engage third party experts as required to supplement our internal team. We believe that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $570,514 and $79,405 for the year ended September 30, 2018 and 2017, respectively, on development activities. On July 6, 2017, we entered into a Consulting Agreement with Phillip A. Bosua, our Chief Product Officer to lead our development efforts. He has continued in that role with expanded responsibilities upon his appointment as Chief Executive Officer on April 19, 2018.

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

Under the terms of the Merger Agreement, each share of RAAI common stock issued and outstanding immediately before the Merger (1,000 shares) were cancelled and we issued 2,000,000 shares of our common stock. As a result, we issued 2,000,000 shares of its common stock to Phillip A. Bosua, formerly the sole stockholder of RAAI. The consideration for the Merger was determined through arms-length bargaining by the Company and RAAI. The Merger was structured to qualify as a tax-free reorganization for U.S. federal income tax purposes. As a result of the Merger, the Company received certain intellectual property, related to RAAI.

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

Corporate Name Change and Symbol Change

On May 24, 2018, the Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of a change in our name from Know Labs Incorporated to Know Labs, Inc. and a change in our ticker symbol from VSUL to the new trading symbol KNWN which became effective on the opening of trading as of May 25, 2018. In addition, in connection with the name change and symbol change, we were assigned the CUSIP number of 499238103.

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

Conversion of Certain Debt to Equity

On June 25, 2018, we closed debt conversions and issued 605,000 shares of common stock in exchange for the conversion of $199,935 in preexisting debt owed by the Company to certain service providers, all of whom are accredited investors. These shares were issued in transactions that were not registered under the Act in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

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

THE COMPANY’S COMMON STOCK

Our common stock trades on the OTCQB Exchange under the symbol “KNWN.” On May 1, 2018, we filed a corporate action with FINRA to effectively change the Company’s OTC trading symbol and change our name to “Know Labs, Inc.” Our name change from Know Labs, Incorporated to Know Labs, Inc. and symbol change from VSUL to KNWN was announced by FINRA declared effective on the opening of trading as of May 25, 2018.

PRIMARY RISKS AND UNCERTAINTIES

We are exposed to various risks related to our need for additional financing, the sale of significant numbers of our shares and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in Part I, Item 1A.

CORPORATE INFORMATION

We were incorporated under the laws of the State of Nevada on October 8, 1998. Our executive offices are located at 500 Union Street, Suite 810, Seattle, WA 98101. Our telephone number is (206) 903-1351 and its principal website address is located at www.knowlabs.co. The information on our website is not incorporated as a part of this Form 10-K.

EMPLOYEES

As of September 30, 2018, we had fifteen full-time employees and two consultants or consulting groups. Our senior management is located in the Seattle, Washington office.

WEBSITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION REPORTS

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information concerning filers. We also maintain a web site at http://www.knowlabs.co that provides additional information about our Company and links to documents we file with the SEC. The Company's charters for the Audit Committee, the Compensation Committee, and the Nominating Committee; and the Code of Conduct & Ethics are also available on our website. The information on our website is not part of this Form 10-K.

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

We are currently operating at a loss. We believe that our cash on hand will be sufficient to fund our operations through March 31, 2019. We need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.  We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.  There can there can be no assurance that we will be able to sell that number of shares, if any.

We need to continue as a going concern if our business is to succeed.

Because of our recurring losses and negative cash flows from operations, the audit report of our independent registered public accountants on our consolidated financial statements for the year ended September 30, 2018 contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.  Factors identified in the report include our historical net losses, negative working capital, and the need for additional financing to implement our business plan and service our debt repayments. If we are not able to attain profitability in the near future our financial condition could deteriorate further, which would have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment. Further, we may be unable to pay our debt obligations as they become due, which include obligations to secured creditors. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.  Additionally, we are subject to customary operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

As of September 30, 2018, we owe approximately $2,965,632 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

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

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation and interest of approximately $565,380. The Company owes Mr. Erickson, or entities with which he is affiliated, $1,749,466 as of September 30, 2018.

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

Including Mr. Erickson, we owe $2,255,066 under various convertible promissory notes as of September 30, 2018.

We owe Capital Source $145,186 under a credit facility.

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

We have experienced net losses since inception. As of September 30, 2018, we had an accumulated deficit of $34,791,000 and net losses in the amount of $3,258,000 and $3,901,000 for the years ended September 30, 2018 and 2017, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our ChromaID business has produced minimal revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

We currently rely in part upon external resources for engineering and product development services. If we are unable to secure an engineering or product development partner or establish satisfactory engineering and product development capabilities, we may not be able to successfully commercialize our ChromaID and Bio-RFID technology.

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

We have not historically had sufficient internal resources which can work on engineering and product development matters. We have used third parties in the past and will continue to do so. These resources are not always readily available and the absence of their availability could inhibit our research and development efforts and our responsiveness to our customers. Our inability to secure those resources could impact our ability to provide engineering and product development services and could have an impact on our customers’ willingness to use our technology.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. During the audit of our financial statements for the year ended September 30, 2018, our management identified material weaknesses in our internal control over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

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

In November 2013, we entered into a five-year strategic relationship with Allied Inventors, formerly Xinova and Invention Development Management Company, a former subsidiary of Intellectual Ventures, a private intellectual property fund with over $5 billion under management. Allied Inventors owns over 40,000 IP assets and has broad global relationships for the invention of technology, the filing of patents and the licensing of intellectual property. Allied Inventors has worked to expand the reach and the potential application of the ChromaID technology and has filed ten patents based on the ChromaID technology, which it has licensed to us.

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

Our ChromaID and Bio-RFID technology may have a number of potential applications in fields of use which will require prior governmental regulatory approval before the technology can be introduced to the marketplace. For example, we are exploring the use of our ChromaID and Bio-RFID technology for certain medical diagnostic applications, with an initial focus on the continuous monitoring of blood glucose.

There is no assurance that we will be successful in developing a continuous glucose monitoring medical applications for our technology.

If we were to be successful in developing a continuous glucose monitoring medical applications of our technology, prior approval by the FDA and other governmental regulatory bodies will be required before the technology could be introduced into the marketplace.

There is no assurance that such regulatory approval would be obtained for a continuous glucose monitoring medical diagnostic or other applications requiring such approval.

The FDA can refuse to grant, delay, limit or deny approval of an application for approval of our UBA ND CGM for many reasons,

We may not obtain the necessary regulatory approvals or clearances to market these continuous glucose monitoring systems in the United States or outside of the United States.

Any delay in, or failure to receive or maintain, approval or clearance for our products could prevent us from generating revenue from these products or achieving profitability.

Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.

Cyber incidents can result from deliberate attacks or unintentional events. We collect and store on our networks sensitive information, including intellectual property, proprietary business information and personally identifiable information of our customers. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures to protect the confidentiality, integrity and availability of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.

These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past several years, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff.

There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to deliver services to our customers. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities.

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

The Capital Source credit facility with TransTech contains covenants that may limit our flexibility in operating our business and failure to comply with any of these covenants could have a material adverse effect on our business.

In December 8, 2009, we entered into the Capital Source credit facility. On December 6, 2018, Capital Source notified TransTech that the Loan and Security Agreement and Capital Source Credit Facility would be cancelled as of March 12, 2019. Effective December 12, 2018, TransTech entered into the Sixth Modification to the Loan and Security Agreement which reduced the secured credit facility to $200,000.

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

A breach of any of the covenants under the Capital Source credit facility could result in a default under the Capital Source credit facility. Upon the occurrence of an event of default under the Capital Source credit facility, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. We expect to replace the credit facility by March 12, 2019.

Our wholly-owned TransTech subsidiary revenues are declining

The financial results from our TransTech subsidiary have been diminishing as vendors of their products increasingly move to the Internet and direct sales to their customers. While it does provide our current revenues, it is not central to our current focus as a Company. Moreover, we have written down any goodwill associated with its historic acquisition. We continue to closely monitor this subsidiary. We may not be able to successfully address this revenue decline, which could significantly harm our business, operating results and financial condition and result in winding down this subsidiary.

The exercise prices of certain warrants, convertible notes payable and the Series A, C, and D Preferred Shares may require further adjustment.

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 20,000 outstanding shares of Series A Preferred Stock, 1,785,715 outstanding shares of Series C Preferred Stock, 1,016,004 outstanding shares Series D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $2,255,066 and the exercise price of additional outstanding warrants to purchase 13,865,286 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments.

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

As of December 21, 2018, four individuals in the aggregate, assuming the exercise of all warrants to purchase common stock, hold shares representing approximately 61% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, the agreement with one of these individuals limits his ownership to 4.99% individually. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of December 21, 2018, we had 17,531,502 shares of common stock issued and outstanding, held by 122 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of December 21, 2018, there were options outstanding for the purchase of 2,182,668 common shares, warrants for the purchase of 15,473,398 common shares, and 4,914,071 shares of our common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock. In addition, we have an unknown number of shares (9,020,264 common shares at the current price of $0.25 per share) are issuable upon conversion of convertible debentures of $2,255,066. All of which could potentially dilute future earnings per share.

Significant shares of common stock are held by our principal stockholders, other company insiders and other large stockholders. As “affiliates” of Know Labs, as defined under Securities and Exchange Commission Rule 144 under the Securities Act of 1933, our principal stockholders, other of our insiders and other large stockholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are reviewing an SEC comment related to a late Form 8-K filing. The matter was previously reported in another SEC filing.

ITEM 2.     PROPERTIES

Corporate Offices

On April 13, 2017, we leased our executive office located at 500 Union Street, Suite 810, Seattle, Washington, USA, 98101. The Company leases 943 square feet and the net monthly payment is $2,672. The monthly payment increases approximately 3% each year and the lease expires on May 31, 2022.

Lab Facilities and Executive Offices

On May 1, 2018, we leased our lab facilities and executive offices located at 304 Alaskan Way South, Suite 102, Seattle, Washington, USA, 98101. We lease 2,800 square feet and the net monthly payment is $4,000. The lease expires on April 30, 2019.

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

Series A Preferred Stock

In July 2015, we sold Series A Preferred Stock to two investors for a total of $350,000. As of December 21, 2018, we had 20,000 Series A Preferred Stock issued and outstanding.

Each holder of outstanding shares of Series A Preferred is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred held by such holder are then convertible as of the applicable record date. The Series A Preferred may not be redeemed without the consent of the holder. The Company cannot amend, alter or repeal any preferences, rights, or other terms of the Series A Preferred so as to adversely affect the Series A Preferred, without the written consent or affirmative vote of the holders of at least 66% of the then outstanding shares of Series A Preferred, voting as a separate voting group, given by written consent or by vote at a meeting called for such purpose for which notice shall have been duly given to the holders of the Series A Preferred.

In connection with the issuance of the Series A Preferred, we also issued (i) a Series C five-year Warrant for 2 shares of common stock and (ii) a Series D five-year Warrant for 23,334 shares of common stock. The Series A Preferred Stock and Series C and D Warrants currently have no registration rights.

On August 14, 2017, the price of the Series A Preferred Stock and Series C and D Warrants were adjusted to $0.25 per share pursuant to the documents governing such instruments.

On September 23, 2018, a holder of Series A Preferred Stock converted 3,334 shares into 3,334 shares of common stock. In addition, the holder exercised Series C and D Warrants for 6,668 shares of common stock at $0.25 per share.

Series C and D Preferred Stock and Warrants

On August 5, 2016, we closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share.

To determine the effective conversion price, a portion of the proceeds received by us upon issuance of the Series C Preferred Stock was first allocated to the freestanding warrants issued as part of this transaction. Given that the warrants will not subsequently be measured at fair value, we determined that the warrants should receive an allocation of the proceeds based on their relative fair value. This is based on the understanding that the FASB staff and the SEC staff believe that a freestanding instrument issued in a basket transaction should be initially measured at fair value if it is required to be subsequently measured at fair value pursuant to US generally accepted accounting principles (“GAAP”), with the residual proceeds from the transaction allocated to any remaining instruments based on their relative fair values. As such, the warrants were allocated a fair value of approximately $514,706 upon issuance, with the remaining $735,294 of proceeds allocated to the Series C Preferred Stock.

Proportionately, this allocation resulted in approximately 59% of the face amount of the Series C Preferred Stock issuance remaining, which applied to the stated conversion price of $0.70 resulted in an effective conversion price of approximately $0.41.

Having determined the effective conversion price, we then compared this to the fair value of the underlying Common Stock as of the commitment date, which was approximately $1.06 per share, and concluded that the conversion feature did have an intrinsic value of $0.65 per share. As such, the Company concluded that the Series C Preferred Stock did contain a beneficial conversion feature and an accounting entry and additional financial statement disclosure was required.

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

The warrants associated with the November 14, 2016 issuance were allocated a fair value of approximately $56,539 upon issuance, with the remaining $63,539 of net proceeds allocated to the Series D Preferred Stock. Proportionately, this allocation resulted in approximately 53% of the amount of the Series D Preferred Stock issuance remaining, which applied to the stated conversion price of $0.80 resulted in an effective conversion price of approximately $0.34. Having determined the effective conversion price, the Company then compared this to the fair value of the underlying Common Stock as of the commitment date, which was approximately $1.14 per share, and concluded that the conversion feature did have an intrinsic value of $0.80 per share. As such, we concluded that the Series D Preferred Stock did contain a beneficial conversion feature of $150,211 which was recorded as a beneficial conversion in stockholders’ equity.

On December 19, 2016, we issued 187,500 shares of Series D Convertible Preferred Stock and a warrant to purchase 187,500 shares of common stock in a private placement to an accredited investor for gross proceeds of $150,000 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated December 14, 2016.

The warrants associated with the December 19, 2016 issuance were allocated a fair value of approximately $60,357 upon issuance, with the remaining $69,643 of net proceeds allocated to the Series D Preferred Stock. Proportionately, this allocation resulted in approximately 54% of the amount of the Series D Preferred Stock issuance remaining, which applied to the stated conversion price of $0.80 resulted in an effective conversion price of approximately $0.37. Having determined the effective conversion price, the Company then compared this to the fair value of the underlying Common Stock as of the commitment date, which was approximately $0.81 per share, and concluded that the conversion feature did have an intrinsic value of $0.44 per share. As such, we concluded that the Series C Preferred Stock did contain a beneficial conversion feature of $82,232 which was recorded as a beneficial conversion in stockholders’ equity.

Because our preferred stock is perpetual, with no stated maturity date, and the conversions may occur any time from inception, the dividend is recognized immediately when a beneficial conversion exists at issuance. During the year ending September 30, 2017, we recognized preferred stock dividends of $2.3 million on Series D preferred stock related to the beneficial conversion feature arising from a common stock effective conversion rate of $0.34 and $0.37 versus the original market price of $1.14 and $1.06 per common share, respectively.

On May 1, 2017, we issued 357,143 shares of Series D Convertible Preferred Stock and a warrant to purchase 357,143 shares of common stock in a private placement to an accredited investor for gross proceeds of $250,000 pursuant to a Series D Preferred Stock and Warrant Purchase Agreement dated May 1, 2016.

The initial conversion price of the Series D Shares is $0.70 per share, subject to certain adjustments. The initial exercise price of the warrant is $0.70 per share, also subject to certain adjustments. The Company also amended and restated the Certificate of Designations, resulting in an adjustment to the conversion price of all currently outstanding Series D Shares to $0.70 per share.

On August 14, 2017, the price of the Series C and D Preferred Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. After adjustment there were 3,108,356 shares of Series D preferred stock authorized.

On July 17, 2018, we filed with the State of Nevada a second Amended and Restated Certificate of Designation of Preferences, Powers, and Rights of the Series D Convertible Preferred Stock. The Amended Certificate restates the prior Certificate of Designation filed on May 8, 2017 to decrease the number of authorized Series D shares from 3,906,250 shares to 1,016,014 shares. No other amendments were made to the preferences and rights of the Series D Convertible Preferred Stock. The filing of the Amended Certificate was unanimously approved by the Board of Directors and the shareholders of Series D Convertible Preferred Stock.

Series F Preferred Stock

On August 1, 2018, we filed with the State of Nevada a Certificate of Designation establishing the Designations, Preferences, Limitations and Relative Rights of Series F Preferred Stock (the “Designation”). The Designation authorized 500 shares of Series F Preferred Stock. The Series F Preferred Stock shall only be issued to the current Board of Directors on the date of the Designation’s filing and is not convertible into common stock. As set forth in the Designation, the Series F Preferred Stock has no rights to dividends or liquidation preference and carries rights to vote 100,000 shares of common stock per share of Series F upon a Trigger Event, as defined in the Designation. A Trigger Event includes certain unsolicited bids, tender offers, proxy contests, and significant share purchases, all as described in the Designation. Unless and until a Trigger Event, the Series F shall have no right to vote. The Series F Preferred Stock shall remain issued and outstanding until the date which is 731 days after the issuance of Series F Preferred Stock (“Explosion Date”), unless a Trigger Event occurs, in which case the Explosion Date shall be extended by 183 days.

Securities Subject to Price Adjustments

On August 14, 2017, a private placement triggered a provision in the documents governing 23,334 outstanding shares of Series A Preferred Stock, 1,785,715 outstanding shares of Series C Preferred Stock and 1,016,004 outstanding shares Series D preferred Stock, which adjusted the conversion price of such Preferred Stock to $0.25 per share. In addition, the conversion price of a Convertible Note Payables of $2,390,066 and the exercise price of outstanding warrants to purchase 9,548,741 shares of common stock were adjusted to $0.25 per share pursuant to the documents governing such instruments.

As of December 21, 2018, there were outstanding warrants for the purchase of 15,473,398 shares of common stock. In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 20,000 outstanding shares of Series A Preferred Stock, 1,785,715 outstanding shares of Series C Preferred Stock, 3,108,356 outstanding shares Series D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $2,255,066 (9,020,264 common shares at the current price of $0.25 per share) and the exercise price of additional outstanding warrants to purchase 13,865,286 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments.

Common Stock

We are authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001. As of September 30, 2018, we had 17,531,502 shares of common stock issued and outstanding, held by 122 shareholders of record. The number of shareholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the shareholders for a vote, and no cumulative voting for directors is permitted.  Shareholders do not have any preemptive rights to acquire additional securities issued by us.  As of September 30, 2018, there were options outstanding for the purchase of 2,182,668 common shares, warrants for the purchase of 15,473,398 common shares and 4,914,071 shares of our common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock. We have Convertible Note Payable of $2,255,066 (9,020,264 common shares at the current price of $0.25 per share). All of which could potentially dilute future earnings per share.

American Stock Transfer and Trust Company is the transfer agent and registrar for our Common Stock.

Stock Incentive Plan

On March 21, 2013, an amendment to the Stock Option Plan was approved by the stockholders of the Company, increasing the number of shares reserved for issuance under the Plan to 93,333 shares. On April 10, 2018, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 93,333 to 1,200,000. On August 7, 2018, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 1,200,000 to 2,000,000 to common shares. On December 21, 2018, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 2,000,000 to 2,500,000 to common shares.

Anti-Takeover Provisions

Nevada Revised Statutes

Acquisition of Controlling Interest Statutes.    Nevada's "acquisition of controlling interest" statutes contain provisions governing the acquisition of a controlling interest in certain Nevada corporations. These "control share" laws provide generally that any person who acquires a "controlling interest" in certain Nevada corporations may be denied certain voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights. These statutes provide that a person acquires a "controlling interest" whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the Nevada Revised Statutes, would enable that person to exercise (1) one-fifth or more, but less than one-third, (2) one-third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors. Once an acquirer crosses one of these thresholds, shares which it acquired in the transaction taking it over the threshold and within the 90 days immediately preceding the date when the acquiring person acquired or offered to acquire a controlling interest become "control shares" to which the voting restrictions described above apply. Our articles of incorporation and bylaws currently contain no provisions relating to these statutes, and unless our articles of incorporation or bylaws in effect on the tenth day after the acquisition of a controlling interest were to provide otherwise, these laws would apply to us if we were to (i) have 200 or more stockholders of record (at least 100 of which have addresses in the State of Nevada appearing on our stock ledger) and (ii) do business in the State of Nevada directly or through an affiliated corporation. As of September 30, 2018 we have less than 200 record stockholders. If these laws were to apply to us, they might discourage companies or persons interested in acquiring a significant interest in or control of the company, regardless of whether such acquisition may be in the interest of our stockholders.

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

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock trades on the OTCQB Exchange under the symbol “KNWN.” On May 1, 2018, we filed a corporate action with FINRA to effectively change the Company’s OTC trading symbol and change our name to “Know Labs, Inc.” Our name change from Know Labs, Incorporated to Know Labs, Inc. and symbol change from VSUL to KNWN was announced by FINRA declared effective on the opening of trading as of May 25, 2018.

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

Period Ended	High	Low
Year Ending September 30, 2018
September 30, 2018	$5.71	$0.62
June 30, 2018	$0.65	$0.24
March 31, 2018	$0.36	$0.21
December 31, 2017	$0.44	$0.20

Year Ending September 30, 2017
September 30, 2017	$0.25	$0.11
June 30, 2017	$0.70	$0.23
March 31, 2017	$0.99	$0.54
December 31, 2016	$1.44	$0.66

As of December 18, 2018, the high and low sales price of our common stock was $4.44 per share and $2.78 per share, respectively. As of December 21, 2018, there were 17,531,502 shares of common stock outstanding held by approximately 122 stockholders of record. This number does not include approximately 2,300 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Securities

During the three months ended September 30, 2018, we had the following sales of unregistered sales of equity securities:

We issued 71,436 shares of common stock to employees and consultants and for services during 2018. We expensed $91,438.

On June 25, 2018, we closed a private placement and received gross proceeds of $1,750,000 ($1,710,000 as of September 30, 2018) in exchange for issuing 7,000,000 (6,840,000 as of September 30, 2018) shares of common stock and warrants to purchase 3,500,000 (3,420,000 as of September 30, 2018) shares of common stock in a private placement to accredited investors pursuant to a series of substantially identical subscription agreements. The initial exercise price of the warrants described above is $0.25 per share, subject to certain adjustments, and they expired five years after their issuance. The shares and the warrants described above were issued in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”) in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

We closed debt conversions and issued 1,600,000 shares of common stock in exchange for the conversion of $464,000 in preexisting debt owed by the Company to by Ronald P. Erickson or entities and Clayton A. Struve, both of whom are accredited investors. These shares were issued in transactions that were not registered under the Act in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

During the three months ended September 30, 2018, we issued 158,000 shares of our common stock related to warrant exercises that were valued at $80,128.

On September 23, 2018, we issued 3,334 shares of our common stock related to the conversion of Series A Preferred Stock for $834.

Equity Compensation Information

The following table provides information as of December 21, 2018 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity compensation
	exercise of outstanding	outstanding options,	plan (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plan
approved by shareholders	-	-	-
Equity compensation plans
not approved by shareholders	2,182,668	1.698	317,332
Total	2,182,668	1.698	317,332

ITEM 6.    SELECTED FINANCIAL DATA

Summary Financial Information

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended September 30, 2018 and 2017. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands)

	Years Ended September 30,
	2018	2017	2016	2015	2014

STATEMENT OF OPERATIONS DATA:
Net revenue	$4,303	$4,874	$6,024	$6,291	$7,983
Cost of goods sold	3,482	3,966	5,036	5,274	6,694
Gross profit	821	908	988	1,017	1,289
Research and development expenses	570	79	326	363	670
General and administrative expenses	2,509	3,088	3,355	2,984	3,180
Impairment of goodwill	-	984	-	-	-
Operating (loss)	(2,258)	(3,243)	(2,693)	(2,330)	(2,561)
Other expense	(1,000)	(658)	947	(271)	1,538
Net (loss)	(3,258)	(3,901)	(1,746)	(2,601)	(1,023)
Income taxes current benefit	-	-	-	30	(6)
Net (loss)	(3,258)	(3,901)	(1,746)	(2,631)	(1,017)
Noncontrolling interest	-	-	-	-	-
Net (loss) attributable to Visualant, Inc. and Subsidiaries common shareholders	$(3,258)	$(3,901)	$(1,746)	$(2,631)	$(1,017)
Net (loss) per share	$(0.38)	$(1.01)	$(1.22)	$(2.33)	$(2.33)
Weighted average number of shares	8,630,891	3,844,840	1,428,763	1,131,622	437,049

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

We are focused on the development, marketing and sales of a proprietary technology which is capable of uniquely identifying and authenticating almost any substance using electromagnetic energy to create, record and detect the unique digital “signature” of the substance. We call our technology “ChromaID™” and “Bio-RFID™.”

Overview

Historically we have focused on the development of our proprietary ChromaID™ technology. Using light from low-cost LEDs (light emitting diodes) we map the color of substances, fluids and materials and with our proprietary processes we can authenticate, identify and diagnose based upon the color that is present. The color is both visible to us as humans but also outside of the humanly visible color spectrum in the near infra-red and near ultra-violet and beyond. Our ChromaID scanner sees what we like to call “Nature’s Color Fingerprint.” Everything in nature has a unique color identifier and with ChromaID we can see it, and identify, authenticate and diagnose based upon the color that is present. Our ChromaID scanner is capable of uniquely identifying and authenticating almost any substance or liquid using light to create, record and detect its unique color signature. We will continue to develop and enhance our ChromaID technology and extend its capacity. More recently, we have focused upon extensions and new inventions that are derived from and extend our ChromaID technology which we call Bio-RFID. The rapid advances made with Bio-RFID technology in our laboratory have caused us to move quickly in to the commercialization phase of our Company as we work to create revenue generating products for the marketplace. We will also, as time permits, pursue licensing opportunities with third parties who have ready applications for our technology.

In 2010, we acquired TransTech Systems, Inc. as an adjunct to our business. TransTech is a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of the Company’s revenues. The financial results from our TransTech subsidiary have been diminishing as vendors of their products increasingly move to the Internet and direct sales to their customers. While it does provide our current revenues it is not central to our current focus as a Company. Moreover, we have written down any good will associated with its historic acquisition and we continue to monitor this subsidiary.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)

	Years Ended September 30,
	2018	2017	$ Variance	% Variance

Revenue	$4,303	$4,874	$(571)	-11.7%
Cost of sales	3,482	3,966	(484)	12.2%
Gross profit	821	908	(87)	-9.6%
Research and development expenses	570	79	491	-621.5%
Selling, general and administrative expenses	2,509	3,088	(579)	18.8%
Impairment of goodwill	-	984	(984)	100.0%
Operating loss	(2,258)	(3,243)	985	30.4%
Other (expense) income:
Interest expense	(1,195)	(377)	(818)	-217.0%
Other income (expense)	25	(63)	88	139.7%
(Loss) on change- derivative liability warrants	-	(218)	218	100.0%
Gain on debt settlements	170	-	170	100.0%
Total other income (expense)	(1,000)	(658)	(342)	-52.0%
(Loss) before income taxes	(3,258)	(3,901)	643	16.5%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(3,258)	$(3,901)	$643	16.5%

YEAR ENDED SEPTEMBER 30, 2018 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2017

Sales

Net revenue for the year ended September 30, 2018 decreased $571,000 to $4,303,000 as compared to $4,874,000 for the year ended September 30, 2017. The decrease was due to lower sales by TransTech. We have focused TransTech on maximizing profits at the lower sales level.

Cost of Sales

Cost of sales for the year ended September 30, 2018 decreased $484,000 to $3,482,000 as compared to $3,966,000 for the year ended September 30, 2017. The decrease was due to lower sales by TransTech. We have focused TransTech on maximizing profits at the lower sales level.

Gross profit was $821,000 for the year ended September 30, 2018 as compared to $908,000 for the year ended September 30, 2017. Gross profit was 19.1% for the year ended September 30, 2018 as compared to 18.6% for the year ended September 30, 2017. We have focused TransTech on maximizing profits at the lower sales level.

Research and Development Expenses

Research and development expenses for the year ended September 30, 2018 increased $491,000 to $570,000 as compared to $79,000 for the year ended September 30, 2017. The increase was due to expenditures related to the Consulting and Services Agreement with Phillip A. Bosua, our Chief Product Officer for product development, including the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for year ended September 30, 2018 decreased $579,000 to $2,509,000 as compared to $3,088,000 for the year ended September 30, 2017.

The decrease primarily was due to (i) reduced payroll, bad debt and other expenses of $465,000 at TransTech; (ii) decreased corporate development expense of $425,000; (iii) decreased other corporate expenses of $217,000; and (iv) offset by increased stock based compensation expenses of $581,000 . As part of the selling, general and administrative expenses for the three months ended September 30, 2018, we recorded $198,000 of investor relation expenses and corporate development expenses.

Impairment of Goodwill

Our TransTech business is very capital intensive. We reviewed TransTech’s operations based on its overall financial constraints and determined the value has been impaired. We recorded an impairment of goodwill associated with TransTech of $984,000 during the year ended September 30, 2017.

Other Income (Expense)

Other expense for the year ended September 30, 2018 was $1,000,000 as compared to other expense of $657,000 for the year ended September 30, 2017. The other expense for the year ended September 30, 2018 included (i) interest expense of $1,195,000; offset by (ii) other income of $25,000 and (iii) gain on debt settlements of $170,000. The interest expense related a senior convertible exchangeable debenture issued on December 12, 2017 and February 28, 2018 in conjunction with a Securities Purchase Agreement dated August 14, 2017. The gain on debt settlements and forgiveness of accounts payable.

The other expense for the year ended September 30, 2017 included (i) change in the value of derivatives of $218,000; (ii) interest expense of $377,000; (iii) other expense of $63,000. The decrease is a result of the decline of the derivative liability as our underlying stock price has declined and conversion of interest and amortization of debt discount of $227,000.

Net (Loss)

Net loss for the year ended September 30, 2018 was $3,258,000 as compared to $3,901,000 for the year ended September 30, 2017. The net loss for the year ended September 30, 2018, included non-cash expenses of $1,935,000. The non-cash items include (i) depreciation and amortization of $133,000; (ii) issuance of capital stock for services and expenses of $440,000; (iii) stock based compensation of $291,000; (iv) conversion of interest and amortization of debt discount of $539,000; (v) conversion of accrued liabilities of $492,000; (vi) issuance of common stock for conversion of liabilities of $200,000; and (vii) other of $10,000; (viii) offset by non cash gain on accounts payable of $170,000. TransTech’s net income from operations was $49,000 for the year ended September 30, 2018 as compared to a net loss from operations of ($256,000) for the year ended September 30, 2017.

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

On June 25, 2018, we closed a private placement and received gross proceeds of $1,750,000 ($1,710,000 as of September 30, 2018) in exchange for issuing 7,000,000 (6,840,000 as of September 30, 2018) shares of common stock and warrants to purchase 3,500,000 (3,420,000 as of September 30, 2018) shares of common stock in a private placement to accredited investors pursuant to a series of substantially identical subscription agreements. The initial exercise price of the warrants described above is $0.25 per share, subject to certain adjustments, and they expired five years after their issuance. The shares and the warrants described above were issued in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”) in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

We had cash of approximately $934,000 and a net working capital deficit of approximately $832,000 (net of convertible notes payable and notes payable) as of September 30, 2018.  We have experienced net losses since inception and we expect losses to continue as we commercialize our ChromaID™ technology. As of September 30, 2018, we had an accumulated deficit of $34,791,000 and net losses in the amount of $3,258,000 and $3,901,000 for the years ended September 30, 2018 and 2017, respectively. We believe that our cash on hand will be sufficient to fund our operations through March 31, 2019.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended September 30, 2018 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

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

We finance our TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On June 15, 2018, TransTech entered into a Fifth Modification to the Loan and Security Agreement related to the $500,000 secured credit facility with Capital Source to fund its operations. The Modification extended the maturity to December 12, 2018. The secured credit facility provides for a prime rate interest floor for prime interest of 4.5% plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $500,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Know Labs, including a security interest in all assets of Know Labs. The remaining balance on the accounts receivable must be repaid by the time the secured credit facility expires on December 12, 2018, unless we renew by automatic extension for the next successive term. TransTech has $24,000 available as of September 30, 2018.

On December 6, 2018, Capital Source notified TransTech that the Loan and Security Agreement and Capital Source Credit Facility would be cancelled as of March 12, 2019.

Effective December 12, 2018, TransTech entered into the Sixth Modification to the Loan and Security Agreement which reduced the secured credit facility to $200,000.

Operating Activities

Net cash used in operating activities for the year ended September 30, 2018 was $1,117,000. This amount was primarily related to (i) a net loss of $3,258,000; (ii) a decrease in deferred revenue of $8,000; and (iii) a decrease in accounts payable and accrued expenses of $176,000; offset by (iv) a decrease in accounts receivable of $362,000; (v) other of $29,000; and (vi) non-cash expenses of $1,935,000. The non-cash items include (i) depreciation and amortization of $133,000; (ii) issuance of capital stock for services and expenses of $719,000; (iii) stock based compensation of $291,000; (iv) conversion of interest and amortization of debt discount of $539,000; (v) conversion of accrued liabilities of $492,000; (vi) issuance of common stock for conversion of liabilities of $200,000; and (vii) other of $10,000; (viii) offset by non cash gain on accounts payable of $170,000.

Investing Activities

Net cash used in investing activities for the year ended September 30, 2018 was $97,000. This amount was primarily related to the investment in equipment for the lab.

Financing Activities

Net cash provided by financing activities for the year ended September 30, 2018 was $2,046,000. This amount was primarily related to (i) proceeds from the issuance of common stock of $1,750,000 (ii) proceeds from convertible notes of $636,000; (iii) issuance of common stock for warrant exercises of $80,000, offset by (iv) repayment of line of credit of $220,000 and (v) repayment of note payable of $200,000.

On June 25, 2018, we closed a private placement and received gross proceeds of $1,750,000 ($1,710,000 as of September 30, 2018) in exchange for issuing 7,000,000 (6,840,000 as of September 30, 2018) shares of common stock and warrants to purchase 3,500,000 (3,420,000 as of September 30, 2018) shares of common stock in a private placement to accredited investors pursuant to a series of substantially identical subscription agreements. The initial exercise price of the warrants described above is $0.25 per share, subject to certain adjustments, and they expired five years after their issuance. The shares and the warrants described above were issued in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”) in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

Our contractual cash obligations as of September 30, 2018 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$227,602	$118,190	$85,914	$23,498	$-
Convertible notes payable	2,255,066	2,255,066	-	-	-
Notes payable	145,186	145,186	-	-	-
Capital expenditures	280,000	60,000	110,000	110,000	-
	$2,907,854	$2,578,442	$195,914	$133,498	$-

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  We record a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $60,000 reserve for impaired inventory as of September 30, 2018 and 2017.

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

Revenue Recognition – Know Labs and TransTech revenue are derived from products and services. Revenue is considered realized when the products or services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned.

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

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2018 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Audit Committee: While we have an audit committee, we lack a financial expert. During 2019, the Board expects to appoint an additional independent Director to serve as Audit Committee Chairman who is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2018.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended September 30, 2018 that were not filed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Director/ Executive Officer
Directors-
Ronald P. Erickson	74	Chairman and Interim Chief Financial Officer (1)
Phillip A. Bosua	44	Chief Executive Officer and Director
Jon Pepper	67	Director (2)
Ichiro Takesako	59	Director
William A. Owens	78	Director (3)

(1) Chairman of the Nominating and Corporate Governance Committee.
(2) Chairman of the Audit Committee.
(3) Chairman of the Compensation Committee.

All directors hold office until their successors are duly appointed or until their earlier resignation or removal.

Background and Business Experience

Ronald P. Erickson has been a director and officer of Know Labs since April 2003. He was appointed as our CEO and President in November 2009 and as Chairman of the Board in February 2015. Previously, Mr. Erickson was our President and Chief Executive Officer from September 2003 through August 2004, and was Chairman of the Board from August 2004 until May 2011. Mr. Erickson stepped down as Chief Executive Officer on April 10, 2018.

A senior executive with more than 30 years of experience in the high technology, telecommunications, micro-computer, and digital media industries, Mr. Erickson was the founder of Know Labs. He is formerly Chairman, CEO and Co-Founder of Blue Frog Media, a mobile media and entertainment company; Chairman and CEO of eCharge Corporation, an Internet-based transaction procession company,  Chairman, CEO and Co-founder of GlobalTel Resources, a provider of telecommunications services; Chairman, Interim President and CEO of Egghead Software, Inc. a software reseller where he was an original investor; Chairman and CEO of NBI, Inc.; and Co-founder of MicroRim, Inc. the database software developer. Earlier, Mr. Erickson practiced law in Seattle and worked in public policy in Washington, DC and New York, NY. Additionally, Mr. Erickson has been an angel investor and board member of a number of public and private technology companies.  In addition to his business activities, Mr. Erickson is Chairman of the Board of Trustees of Central Washington University where he received his BA degree. He also holds a MA from the University of Wyoming and a JD from the University of California, Davis. He is licensed to practice law in the State of Washington.

Mr. Erickson is our founder and was appointed as a director because of his extensive experience in developing technology companies.

Phillip A. Bosua was appointed a director and Chief Executive Officer of the Company on April 10, 2018. Previously, Mr. Bosua served as our Chief Product Officer since August 2017 and we entered into a Consulting Agreement on July 7, 2017. From September 2012 to February 2015, he was the founder and Chief Executive Officer of LIFX Inc. (where he developed and marketed an innovative “smart” light bulb) and from August 2015 until February 2016 was Vice President Consumer Products at Soraa (which markets specialty LED light bulbs). From February 2016 to July 2017, Mr. Bosua was the founder and CEO of RAAI, Inc. (where he continued the development of his smart lighting technology).  From May 2008 to February 2013 he was the Founder and CEO of LimeMouse Apps, a leading developer of applications for the Apple App Store.

Mr. Bosua was appointed as a director because of his extensive experience in developing technology companies.

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

William A. Owens has served as an independent director since May 24, 2018. Mr. Owens is currently the co-founder and executive chairman of Red Bison Advisory Group, a company which identifies opportunities with proven enterprises in China, the Middle East, and the United States and creates dynamic partnerships focusing on: natural resources (oil, gas and fertilizer plants), real estate, and information and communication technology. Most recently, he was the chairman of the board of CenturyLink Telecom, the third largest telecommunications company in the United States and was on the advisory board of SAP USA. Mr. Owens serves on the board of directors at Wipro Technologies and is a director of the following private companies: Humm Kombucha, a beverage company and Versium. Mr. Owens is on the advisory board of the following private companies: Healthmine, Platform Science, Sarcos, Sierra Nevada Corporation, and Vodi. Mr. Owens is on the board of trustees at EastWest Institute, Seattle University, and an advisor to the Fiscal Responsibility Amendment (CFFRA) Association which aims to establish a balanced budget amendment to the US Constitution. He is also a member of the Council of Foreign Relations.

From 2007 to 2015, Mr. Owens was the Chairman and Senior Partner of AEA Investors Asia, a private equity firm located in Hong Kong, and Vice Chairman of the NYSE for Asia. Mr. Owens also served as the Chairman of Eastern Airlines. He has served on over 20 public boards including Daimler, British American Tobacco, Telstra, Nortel Networks, and Polycom. Mr. Owens was the CEO/Chairman of Teledesic LLC, a Bill Gates/Craig McCaw company bringing worldwide broadband through an extensive satellite network and prior, was the President, COO/Vice Chairman of Science Applications International Corporation (SAIC). Mr. Owens has also served on the boards of the non-for-profit organizations; Fred Hutchinson Cancer Research Center, Carnegie Corporation of New York, Brookings Institution, and RAND Corporation.

Mr. Owens is a four-star US Navy veteran. He was Vice Chairman of the Joint Chiefs of Staff, the second-ranking United States military officer with responsibility for reorganizing and restructuring the armed forces in the post- Cold War era. He is widely recognized for bringing commercial high-grade technology into the Department of Defense for military applications

Mr. Owens is a 1962 honor graduate of the United States Naval Academy with a bachelor’s degree in mathematics, bachelor’s and master’s degrees in politics, philosophy and economics from Oxford University, and a master’s degree in management from George Washington University.

Mr. Owen was appointed as a director because of his business skills with technology companies.

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

Board Committees

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are currently the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee. The Committees were formed in July 2010. The Audit and Compensation Committees are comprised solely of non-employee, independent directors. The Nominating and Corporate Governance Committee has aa management director, Ronald P. Erickson, as Chairman. Charters for each committee are available on our website at www.knowlabs.co. The discussion below describes current membership for each of the standing Board committees.

Nominating and
Audit	Compensation	Corporate Governance
Jon Pepper (Chairman)	Jon Pepper (Chairman)	Ron P. Erickson (Chairman)
Jon Pepper

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during the fiscal year ended September 30, 2018 served as an officer, former officer, or employee of the Company or participated in a related party transaction that would be required to be disclosed in this prospectus. Further, during this period, no executive officer of the Company served as:

●
a member of the Compensation Committee or equivalent of any other entity, one of whose executive officers served as one of our directors or was an immediate family member of a director, or served on our Compensation Committee; or

●	a director of any other entity, one of whose executive officers or their immediate family member served on our Compensation Committee.
Code of Ethics

We have adopted conduct and ethics standards titled the code of ethics, which is available at www.knowlabs.co. These standards were adopted by our Board of Directors to promote transparency and integrity. The standards apply to our Board of Directors, executives and employees. Waivers of the requirements of our code of ethics or associated polices with respect to members of our Board of Directors or executive officers are subject to approval of the full board.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our executive officers named in the Compensation Table on page 37 under “Remuneration of Executive Officers” (the “Named Executive Officers”) who served during the year ended September 30, 2018. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure. The principles and guidelines discussed herein would also apply to any additional executive officers that the Company may hire in the future.

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter.  The members of the Compensation Committee are Jon Pepper. We expect to appoint an additional independent Director to serve on the Compensation Committee by early 2019.

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

Setting Executive Compensation

The Compensation Committee believes that compensation for the Company’s executive officers must be managed to what we can afford and in a way that allows for us to meet our goals for overall performance. During 2018 and 2017, the Compensation Committee and the Board compensated its Chairman of the Board and Interim Financial Officer with an annual salary of $180,000. Since April 10, 2018, the Compensation Committee and the Board compensated its Chief Executive Officer with an annual salary of $225,000. This compensation reflected the financial condition of the Company. Other Named Executive Officers were paid by us during 2018 and 2017. The Compensation Committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Executive Compensation Components for the Year Ended September 30, 2018

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the year that ended on September 30, 2018. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For the year that ended on September 30, 2018, the principal components of compensation for named executive officers were base salary.

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

Performance-Based Incentive Compensation

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s Named Executive Officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the Named Executive Officers during the year ended September 30, 2018 based on our financial condition.

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

The Named Executive Officers received stock grants and option awards during the year ended September 30, 2018.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the Named Executive Officers.

Perquisites and Other Personal Benefits

During the year ended September 30, 2018, we provided the Named Executive Officers with medical insurance. No other personal benefits were provided to these individuals. The committee expects to review the levels of perquisites and other personal benefits provided to Named Executive Officers annually.

Employment Agreement with Phillip A. Bosua, Chief Executive Officer

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

Employment Agreement with Ronald P. Erickson, Chairman of the Board and Interim Chief Financial Officer

On August 4, 2017, the Board of Directors approved an Employment Agreement with Ronald P. Erickson pursuant to which we engaged Mr. Erickson as our Chief Executive Officer through September 30, 2018.

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

On April 10, 2018, we entered into an Amended Employment Agreement for Ronald P. Erickson which amends the Employment Agreement dated July 1, 2017. The Amended Employment Agreement expires March 21, 2019.

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

THE COMPENSATION COMMITTEE

Jon Pepper, Chairman

EXECUTIVE COMPENSATION

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the fiscal years ended September 30, 2018 and 2017:

Summary Compensation Table

All
					Stock	Option	Other
			Salary	Bonus	Awards	Awards	Compensation	Total
Name	Principal Position		($)	($)	($) (4)	($)	($)	($)
Salary-
Ronald P. Erickson (1)	Chairman of the Board and Interim Chief Financial Officer	9/30/2018	$ 180,000	$ -	$ 21,000	$ -	$ -	$ 201,000
		9/30/2017	$ 180,000	$ -	$ 34,000	$ -	$ -	$ 214,000

Phillip A. Bosua (2)	Chief Executive Officer	9/30/2018	$ 106,095	$ -	$ 177,000	$ 640,000	$ 167,500	$ 1,090,595
		9/30/2017	$ -	$ -	$ 8,500	$ -	$ 17,500	$ 26,000

Todd Martin Sames (4)	Former Executive Vice President of Business Development	9/30/2018	$ 58,846	$ -	$ 21,000	$ -	$ -	$ 79,846
		9/30/2017	$ 120,000	$ -	$ 25,500	$ -	$ -	$ 145,500

(1) During the years ended September 30, 2018 and 2017, Mr. Erickson was compensated at a monthly salary of $15,000. As of September 30, 2017 and 2016, Mr. Erickson had accrued but unpaid salary of $120,000 and $7,500, respectively. This accrual was based on the tight cash flow of the Company and agreed to by Mr. Erickson, but there was no formal deferral agreement. There was no accrued interest paid on the unpaid salary. The 100,000 of restricted common stock was issued on January 16, 2018 to Mr. Erickson at the grant date market value of $0.21 per share.  The 200,000 of restricted common stock was issued on September 7, 2017 to Mr. Erickson at the grant date market value of $0.17 per share.

(2) On April 10, 2018, we appointed Mr. Bosua as our Chief Executive Officer. During the period April 10. 2018 to September 30, 2018, Mr. Bosua was compensated at a monthly salary of $18,750. We entered into a Consulting Agreement with Mr. Bosua’s company, Blaze Clinical on July 7, 2017. We paid $167,500 during the period October 1, 2017- April 9, 2018. We paid $17,500 during the period July 7, 2017 to September 30, 2017. The 50,000 of restricted common stock was issued on February 7, 2018 to Mr. Bosua at the grant date market value of $0.24 per share.  The 500,000 of restricted common stock was issued on June 25, 2018 to Mr. Bosua at the grant date market value of $0.33 per share. The 50,000 of restricted common stock was issued on July 14, 2017 to Mr. Bosua at the grant date market value of $0.17 per share. On July 30, 2018, Mr. Bosua was awarded a stock option grant for 1,000,000 shares of our common stock that was awarded at $1.28 per share and was valued at the black scholes value of $0.64 per share.

(3) February 23, 2018 was Mr. Todd Sames’s last date of employment as our Executive Vice President of Business Development. We paid $58,846 during the period October 1, 2017- February 23, 2018. During the year ended September 30, 2017, Mr. Sames was compensated at a monthly salary of $10,000. As of September 30, 2017, Mr. Sames had accrued but unpaid salary of $10,000. This accrual was based on the tight cash flow of the Company and agreed to by Mr. Sames, but there was no formal deferral agreement. There was no accrued interest paid on the unpaid salary. The 100,000 of restricted common stock was issued on January 11, 2018 to Mr. Sames at the grant date market value of $0.21 per share.  The 150,000 of restricted common stock was issued on September 7, 2017 to Mr. Sames at the grant date market value of $0.17 per share.

(4) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

 Grants of Stock Based Awards in Fiscal Year Then Ended September 30, 2018

The Compensation Committee approved the following performance-based incentive compensation to the Named Executive Officers during the year ended September 30, 2018.

									All Other
								All Other	Option Awards;
		Estimated Future Payouts Under			Estimated Future Payouts Under			Stock Awards;	Number of
		Non-Equity Incentive Plan			Equity Incentive Plan			Number of	Securities	Exercise or	Grant Date
		Awards			Awards			Shares of	Underlying	Base Price of	Fair Value of
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or Units	Options	Option Awards	Stock and
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh) (4)	Option Awards

Ronald P. Erickson (1)		$-	$-	$-	200,000	200,000	200,000	100,000	-	$0.170	$55,000

Phillip A. Bosua (2)		$-	$-	$-	-	-	-	550,000	1,000,000	$0.640	$817,000

Todd Martin Sames (3)		$-	$-	$-	-	-	-	100,000	-	$0.210	$21,000

(1) The restricted common stock was issued on September 7, 2017 to Mr. Erickson at the grant date market value of $0.17 per share.  The estimated future payments include 100,000 shares to be issued on January 1, 2019 and 2020. The 100,000 of restricted common stock was issued on January 16, 2018 to Mr. Erickson at the grant date market value of $0.21 per share.

(2) On April 10, 2018, we appointed Mr. Bosua as our Chief Executive Officer. The 50,000 of restricted common stock was issued on February 7, 2018 to Mr. Bosua at the grant date market value of $0.24 per share.  The 500,000 of restricted common stock was issued on June 25, 2018 to Mr. Bosua at the grant date market value of $0.33 per share.  On July 30, 2018, Mr. Bosua was awarded a stock option grant for 1,000,000 shares of our common stock that was awarded at $1.28 per share and was valued at the black scholes value of $0.64 per share.

(3) February 23, 2018 was Mr. Todd Sames last date of employment as our Executive Vice President of Business Development. The 100,000 of restricted common stock was issued on January 11, 2018 to Mr. Sames at the grant date market value of $0.21 per share.  The 150,000 of restricted common stock was issued on September 7, 2017 to Mr. Sames at the grant date market value of $0.17 per share.

(4) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards as of Fiscal Year Then Ended September 30, 2018

Our Named Executive Officers have the following outstanding equity awards as of September 30, 2018.

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	Exercisable	Unexerciseable	Price	Expiration
Name	(#)	(#)	($) (4)	Date

Ronald P. Erickson (1)	-	-	$-

Phillip A. Bosua (2)	-	1,000,000	$1.28	7/23/2023

Todd Martin Sames (3)	-	-	$-

Option Exercises and Stock Vested

Our Named Executive Officers did not have any option exercises during the year ended September 30, 2018.

Pension Benefits

We do not provide any pension benefits.

Nonqualified Deferred Compensation

We do not have a nonqualified deferral program.

Employment Agreements

We have an employment agreement with Ronald P. Erickson and Phillip A. Bosua.

Potential Payments upon Termination or Change in Control

We have the following potential payments upon termination or change in control with Ronald P. Erickson:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 9/30/18	on 9/30/18	on 9/30/18	on 9/30/18	on 9/30/18
Compensation:
Base salary (1)	$-	$-	$180,000	$180,000	$-
Performance-based incentive
compensation (2)	$-	$-	$34,000	$34,000	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits (3)	$-	$-	$27,388	$27,388	$-
Accrued vacation pay	$-	$-	$42,231	$42,231	$-

Total	$-	$-	$283,619	$283,619	$-

(1)
Reflects a salary for twelve months.
(2)
Reflects the vesting of estimated future payments includes 100,000 shares to be issued on January 1, 2019 and 2020 valued at $0.17 per share.
(3)
Reflects the cost of medical benefits for eighteen months.

We have the following potential payments upon termination or change in control with Phillip A. Bosua:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 9/30/18	on 9/30/18	on 9/30/18	on 9/30/18	on 9/30/18
Compensation:
Base salary (1)	$-	$-	$225,000	$225,000	$-
Performance-based incentive
compensation (2)	$-	$-	$-	$-	$-
Stock options	$-	$-	$640,000	$640,000	$-

Benefits and Perquisites:
Health and welfare benefits (3)	$-	$-	$13,218	$13,218	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$878,218	$878,218	$-

(1)
Reflects a salary for one year.
(2)
Reflects the vesting of 1,000,000 shares to be issued upon a change in control valued at $0.64 per share.
(3)
Reflects the cost of medical benefits for eighteen months

We do not have any potential payments upon termination or change in control with our other Named Executive Officers.

DIRECTOR COMPENSATION

We primarily use stock options grants to incentive compensation to attract and retain qualified candidates to serve on the Board. This compensation reflected the financial condition of the Company. In setting director compensation, we consider the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by our members of the Board. During year then ended September 30, 2018, Ronald P. Erickson and Phillip A. Bosua did not receive any compensation for his service as a director.  The compensation disclosed in the Summary Compensation Table on page 37 represents the total compensation for Mr. Erickson and Mr. Bosua.

Compensation Paid to Board Members

Our independent non-employee directors are not compensated in cash.   The only compensation generally has been in the form of stock awards. There is no formal stock compensation plan for independent non-employee directors. Our non-employee directors received the following compensation during the year ended September 30, 2018.

	Stock	Option	Other
Name	Awards (4)	Awards	Compensation	Total
Jon Pepper (1)	$18,750	$-	$-	$18,750
Ichiro Takesako (2)	12,500	-	-	12,500
William A. Owens (3)	15,500	-	-	15,500

Total	$46,750	$-	$-	$46,750

(1) The 75,000 shares of restricted common stock was issued on April 10, 2018 to Mr. Pepper at the grant date market value of $0.25 per share.

(2) The 50,000 shares of restricted common stock was issued on April 10, 2018 to Mr. Takesako at the grant date market value of $0.25 per share.

(3) The 50,000 of restricted common stock was issued on May 20, 2018 to Mr. Owens at the grant date market value of $0.31 per share.

(4) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of September 30, 2018 by:

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

Unless otherwise indicated below, each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address for each person shown in the table is c/o Know Labs, Inc. 500 Union Street, Suite 810, Seattle Washington, unless otherwise indicated.

	Shares Beneficially Owned
	Amount	Percentage
Directors and Officers-
Ronald P. Erickson (1)	7,889,015	32.6%
Phillip A. Bosua (2)	2,917,500	16.6%
Jon Pepper (3)	238,000	1.4%
Ichiro Takesako (4)	150,000	0.9%
William A. Owens (5)	650,000	3.7%
Total Directors and Officers (5 in total)	11,844,515	67.6%

* Less than 1%.

(1) Reflects 1,258,085 shares of shares of common stock beneficially owned by Ronald P. Erickson or entities controlled by Mr. Erickson and warrants to purchase 1,894,666 shares of our common stock that are exercisable within 60 days, and also includes 4,736,264 shares of our common stock related to convertible debt that are exercisable within 60 days.

(2) Reflects 2,855,000 shares of shares of common stock beneficially owned by Phillip A. Bosua and vested stock option grants to purchase 62,500 shares of our common stock that are exercisable within 60 days.

(3) Reflects 238,000 shares of shares of common stock beneficially owned by Jon Pepper.

(4) Reflects 150,000 shares of shares of common stock beneficially owned Ichiro Takesako.

(5) Reflects 450,000 shares of shares of common stock beneficially owned by William A. Owens and warrants to purchase 1,894,666 shares of our common stock that are exercisable within 60 days.

	Shares Beneficially Owned
	Amount	Percentage
Greater Than 5% Ownership

Clayton A. Struve (1)	16,763,790	50.0%
	Blocker at 4.99%

Ronald P. Erickson (2)	7,889,015	32.6%

Phillip A. Bosua (3)	2,917,500	16.6%

Dale Broadrick (4)	2,226,036	11.9%

(1) Reflects 800,000 shares beneficially owned by Clayton A. Struve. This total also includes 6,785,719 warrants to purchase shares of our common stock, 4,894,071 shares related to the conversion of preferred stock into our common stock and 4,284,000 shares related to the conversion of debt into our common stock. The warrants, preferred stock and convertible debt are currently priced at $0.25 per share, subject to adjustment. The address of Mr. Struve is 175 West Jackson Blvd., Suite 440, Chicago, IL 60604.

(2) Reflects 1,258,085 shares of shares of common stock beneficially owned by Ronald P. Erickson or entities controlled by Mr. Erickson and warrants to purchase 1,894,666 shares of our common stock that are exercisable within 60 days, and also includes 4,736,264 shares of our common stock related to convertible debt that are exercisable within 60 days. The address of Mr. Erickson is 500 Union Street, Suite 810, Seattle, WA 98101.

(3) Reflects 2,855,000 shares of shares of common stock beneficially owned by Phillip A. Bosua and vested stock option grants to purchase 62,500 shares of our common stock that are exercisable within 60 days. The address of Mr. Bosua is 500 Union Street, Suite 810, Seattle, WA 98101.

(4)  Reflects the shares beneficially owned by Dale Broadrick. This total includes 1,113,018 shares and a total of 1,113,018 warrants to purchase shares of our common stock that are exercisable within 60 days. The address of Dale Broadrick is 3003 Brick Church Pike, Nashville, Tennessee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related party transactions for the year ended September 30, 2018 are detailed below and in the Footnotes to this Annual Report on Form 10-K.

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

Director Independence

The Board has affirmatively determined that Mr. Pepper, Mr. Takesako and Mr. Owens are each an independent director.  For purposes of making that determination, the Board used NASDAQ’s Listing Rules even though the Company is not currently listed on NASDAQ.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Since October 1, 2016, we have engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities and affiliates, or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

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

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Since October 1, 2016, we have engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities and affiliates, or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

Transactions with Clayton Struve

We have the following transactions with Clayton Struve:

Convertible Promissory Note dated September 30, 2016

On September 30, 2016, we entered into a $210,000 Convertible Promissory Note with Clayton A. Struve, an accredited investor of the Company, to fund short-term working capital. The Convertible Promissory Note accrued interest at a rate of 10% per annum and was due on March 30, 2017. The Note holder can convert the Note into common stock at $0.70 per share. This note was extended in the Securities Purchase Agreement, General Security Agreement and Subordination Agreement dated August 14, 2017 with a maturity date of August 13, 2018. Also, the conversion price of the Debenture was adjusted to $0.25 per share, subject to certain adjustments. The balance was increased $75,000 during the year ended September 30, 2018. On November 16, 2018, we signed Amendment 1 to Senior Secured Convertible Redeemable Notes dated September 30, 2016extending the due dates of the Note to February 27, 2019. On September 24, 2018, Mr. Struve converted $200,000 of the Note into 800,000 shares of our common stock.

Securities Purchase Agreement dated August 14, 2017

On August 14, 2017, we issued a senior convertible exchangeable debenture with a principal amount of $360,000 and a common stock purchase warrant to purchase 1,440,000 shares of common stock in a private placement to Clayton Struve for gross proceeds of $300,000 pursuant to a Securities Purchase Agreement dated August 14, 2017. The debenture accrues interest at 20% per annum and matures August 13, 2018.

On the same date, we entered into a General Security Agreement with the Mr. Struve, pursuant to which the Company has agreed to grant a security interest to the investor in substantially all of our assets, effective upon the filing of a UCC-3 termination statement to terminate the security interest held by Capital Source Business Finance Group in the assets of the Company. In addition, an entity affiliated with Ronald P. Erickson, out then Chief Executive Officer, entered into a Subordination Agreement with the investor pursuant to which all debt owed by us to such entity is subordinated to amounts owed by us to Mr. Struve under the Debenture (including amounts that become owing under any Debentures issued to the investor in the future).

The initial conversion price of the Debenture is $0.25 per share, subject to certain adjustments. The initial exercise price of the Warrant is $0.25 per share, also subject to certain adjustments.

As part of the Purchase Agreement, we granted the investor “piggyback” registration rights to register the shares of common stock issuable upon the conversion of the Debenture and the exercise of the Warrant with the Securities and Exchange Commission for resale or other disposition.

The Debenture and the Warrant were issued in a transaction that was not registered under the Securities Act of 1933, as amended in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of SEC Regulation D under the Act.

Under the terms of the Purchase Agreement, Mr. Struve may purchase up to an aggregate of $1,000,000 principal amount of Debentures (before a 20% original issue discount) (and Warrants to purchase up to an aggregate of 250,000 shares of common stock). These securities are being offered on a “best efforts” basis by the placement agent.

On December 12, 2017, we closed an additional $250,000 and issued a senior convertible exchangeable debenture with a principal amount of $300,000 and a common stock purchase warrant to purchase 1,200,000 shares of common stock in a private placement dated December 12, 2017 with Mr. Struve pursuant to a Securities Purchase Agreement dated August 14, 2017.

On March 2, 2018, we received gross proceeds of $280,000 in exchange for issuing a senior convertible redeemable debenture with a principal amount of $336,000 and a warrant to purchase 1,344,000 shares of common stock in a private placement dated February 28, 2018 with Mr. Struve pursuant to a Securities Purchase Agreement dated August 14, 2017.

On November 16, 2018, we signed Amendment 1 to Senior Secured Convertible Redeemable Notes dated August 14, 2017 and December 12, 2017, extending the due dates of the Notes to February 27, 2019.

Series C and D Preferred Stock and Warrants

See Part II, for a description of Series C and D Preferred Stock and Warrants with Mr. Struve.

Related Party Transactions with Ronald P. Erickson

On September 7, 2017 Mr. Erickson was issued 200,000 of restricted common stock to at the grant date market value of $0.17 per share.

On January 16, 2018 Mr. Erickson was issued 100,000 of restricted common stock on to at the grant date market value of $0.21 per share.

On January 25, 2018, we entered into amendments to two demand promissory notes, totaling $600,000 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. The amendments extend the due date from December 31, 2017 to September 30, 2018 and continue to provide for interest of 3% per annum and a third lien on company assets if not repaid by September 30, 2018 or converted into convertible debentures or equity on terms acceptable to the Holder. On March 16, 2018, the demand promissory notes and accrued interest were converted into convertible notes payable.

On March 16, 2018, we entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of our common stock for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments.

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

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $657,551 as of September 30, 2018.

Related Party Transaction with Phillip A. Bosua

On July 14, 2017, we issued 50,000 shares of our common stock to Phillip A. Bosua under the terms of a consulting agreement dated July 6, 2017.

On February 7, 2018, we issued 50,000 shares of our common stock to Phillip A. Bosua under the terms of a consulting agreement dated July 6, 2017. The fair value of the shares issued was $12,000.

On April 10, 2018, we issued 2,000,000 shares of our common stock to Phillip A. Bosua under the terms of the Merger Agreement with RAAI common stock. The fair value of the shares issued was $520,000.

On June 25, 2018, we issued 500,000 shares of our common stock to Phillip A. Bosua under the terms of an Employment agreement dated April 10, 2018. The fair value of the shares issued was $165,000.

On June 25, 2018, we closed a debt conversion with an entity controlled by Phillip A. Bosua and issued 255,000 shares of common stock in exchange for the conversion of $63,750 in preexisting debt owed by the Company to this entity.

On July 30, 2018, Mr. Bosua was awarded a stock option grant for 1,000,000 shares of our common stock that was awarded at $1.28 per share and was valued at the black scholes value of $1.22 per share.

Stock Issuances to Named Executive Officers and Directors

On September 7, 2017, we issued 400,000 shares of restricted common stock to one Named Executive Officer and two directors for services during 2015-2017. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $0.17 per share, the market price of our common stock.

During January to May 2018, we issued 275,000 shares of restricted common stock to one Named Executive Officer and two directors for services during 2018. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $0.246 per share, the market price of our common stock.

Stock Option Grant Cancellations

During the year ended September 30, 2017, two Named Executive Officers forfeited stock option grants for 35,366 shares of common stock at $19.53 per share.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended September 30, 2018, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged SD Mayer and Associates, LLP to perform an annual audit of the Company’s financial statements for the fiscal years ended September 30, 2018 and 2017. The following is the breakdown of aggregate fees paid to auditors for the Company for the last two fiscal years:

	Year Ended	Year Ended
	September 30, 2018	September 30, 2017
Audit fees	$42,000	$41,399
Audit related fees	24,500	26,900
Tax fees	3,289	11,825
All other fees	-	17,000

	$69,789	$97,124

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

Based solely on a review of copies of reports furnished to us, as of September 30, 2018 our executive officers, directors and 10% holders complied with all filing requirements except as follows:

Todd Martin Sames filed a Form 4 on January 11, 2018 that was required to be filed on January 15, 2018.

Jon Pepper filed a Form 4 on April 19, 2018 that was required to be filed on April 12, 2018.

Ichiro Takesako filed a Form 4 on April 19, 2018 that was required to be filed on April 12, 2018.

Phillip Bosua filed a Form 4 on July 10, 2018 that was required to be filed on June 27, 2018.

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

3.11
Amended and Restated Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 5, 2017)

3.12
Second Amended and Restated Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 19, 2018)

3.13	Articles of Merger (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 3, 2018)

3.14
Second Amended and Restated Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 20, 2018)

3.15	Certificate of Designation of Series F Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 3, 2018)

4.1	2011 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed January 11, 2013)

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

10.14	Consulting and Services Agreement dated July 6, 2017 amongst Visualant, Incorporated, Blaze, Inc. and Phillip A. Bosua (incorporated by reference to the Company’s Form 10-K filed on December 29, 2017)

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

10.20	Employment Agreement dated April 10, 2018 by and between Visualant, Incorporated and Phillip A. Bosua. Filed herewith.

10.21	Amended Employment Agreement dated April 10, 2018 by and between Visualant, Incorporated and Ronald P. Erickson. Filed herewith.

10.22
Agreement and Plan of Merger, dated as of April 10, 2018, by and among Visualant, Incorporated, 500 Union Corporation, and RAAI Lighting, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 17, 2018)

10.23	Certificate of Merger, dated as of April 10, 2018, by 500 Union Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 17, 2018)

10.24
Fifth Modification of Loan and Security Agreement dated June 6, 2017 by and between TransTech Systems, Inc. and Capital Source Business Finance Group (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 26, 2018)

10.25	Form of subscription agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 29, 2018)

10.26	Form of common stock purchase warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 29, 2018)

14.1	Code of Conduct and Ethics dated November 30, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 3, 2013)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14. Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14. Filed herewith.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act. Filed herewith.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act. Filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Know Labs, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Know Labs, Inc. as of September 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended September 30, 2018 and the related notes (collectively referred to as the ‘financial statements’). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Know Labs, Inc. at September 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has sustained a net loss from operations and has an accumulated deficit since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are also described in Note 2.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SD Mayer & Associates, LLP

SD Mayer & Associates, LLP
We have served as the Company’s auditor since 2016
Seattle, Washington
December 21, 2018

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	September 30, 2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$934,407	$103,181
Accounts receivable, net of allowance of $60,000 and $60,000, respectively	320,538	693,320
Prepaid expenses	20,140	27,687
Inventories, net	203,582	225,909
Total current assets	1,478,667	1,050,097

EQUIPMENT, NET	169,333	133,204

OTHER ASSETS
Intangible assets	447,778	-
Other assets	7,170	5,070

TOTAL ASSETS	$2,102,948	$1,188,371

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,512,617	$2,156,646
Accounts payable - related parties	12,019	2,905
Accrued expenses	72,140	24,000
Accrued expenses - related parties	657,551	1,166,049
Deferred revenue	55,959	63,902
Convertible notes payable	2,255,066	570,000
Notes payable - current portion of long term debt	145,186	1,165,660
Total current liabilities	4,710,538	5,149,162

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 9/30/2018 and 9/30/2017, respectively	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 20,000
and 23,334 issued and outstanding at 9/30/2018 and 9/30/2017, respectively	11	23
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 9/30/2018 and 9/30/2017, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 1,016,014 shares authorized,
1,016,004 shares issued and outstanding at 9/30/2018 and 9/30/2017, respectively	1,015	1,015
Common stock - $0.001 par value, 100,000,000 shares authorized, 17,531,502 and 4,655,486 shares
issued and outstanding at 9/30/2018 and 9/30/2017, respectively	17,532	4,655
Additional paid in capital	32,163,386	27,565,453
Accumulated deficit	(34,791,324)	(31,533,727)
Total stockholders' deficit	(2,607,590)	(3,960,791)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,102,948	$1,188,371

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	September 30, 2018	September 30, 2017

REVENUE	$4,303,296	$4,874,359
COST OF SALES	3,481,673	3,966,607
GROSS PROFIT	821,623	907,752
RESEARCH AND DEVELOPMENT EXPENSES	570,514	79,405
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,508,846	3,088,178
IMPAIRMENT OF GOODWILL	-	983,645
OPERATING LOSS	(2,257,737)	(3,243,476)

OTHER INCOME (EXPENSE):
Interest expense	(1,195,329)	(376,974)
Other income (expense)	25,160	(62,954)
(Loss) on change - derivative liability	-	(217,828)
Gain on debt settlements	170,309	-
Total other income (expense)	(999,860)	(657,756)

(LOSS) BEFORE INCOME TAXES	(3,257,597)	(3,901,232)

Income taxes - current provision	-	-

NET (LOSS)	$(3,257,597)	$(3,901,232)

Basic and diluted loss per common share attributable to Visualant,
Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.38)	$(1.01)

Weighted average shares of common stock outstanding- basic and diluted	8,630,891	3,844,840

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

			Series B
	Series A Convertible		Redeemable Convertible		Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Capital	Deficit	(Deficit)
Balance as of September 30, 2016	23,334	$23	-	$-	1,785,715	$1,790	-	$-	2,356,152	$2,356	$24,259,702	$(27,073,365)	$(2,809,494)

Stock compensation expense - employee options	-	-	-	-	-	-	-	-	-	-	37,848	-	37,848
Issuance of common stock for services	-	-	-	-	-	-	-	-	1,354,386	1,353	545,103	-	546,456
Issuance of Series D Convertible Preferred Stock	-	-	-	-	-	-	1,016,004	1,015	-	-	998,132	-	999,147
Benefical conversion feature of Preferred Stock/dividend	-	-	-	-	-	-	-	-	-	-	559,130	(559,130)	-
Issuance of common stock for conversion of liabilities	-	-	-	-	-	-	-	-	944,948	946	755,014	-	755,960
Write-off of derivative liability to additional paid in capital	-	-	-	-	-	-	-	-	-	-	410,524	-	410,524
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,901,232)	(3,901,232)

Balance as of September 30, 2017	23,334	23	-	-	1,785,715	1,790	1,016,004	1,015	4,655,486	4,655	27,565,453	(31,533,727)	(3,960,791)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	-	-	50,899	-	50,899
Issuance of common stock for services	-	-	-	-	-	-	-	-	1,279,676	1,280	439,039	-	440,319
Issuance of Series D Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	817,802	-	817,802
Benefical conversion feature of Preferred Stock/dividend	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for conversion of liabilities	-	-	-	-	-	-	-	-	2,435,000	2,435	709,515	-	711,950
Issuance of common stock for cash	-	-	-	-	-	-	-	-	7,000,000	7,000	1,743,000	-	1,750,000
Stock based compensation- warrants	-	-	-	-	-	-	-	-	-	-	239,680	-	239,680
Acquisition of patent	-	-	-	-	-	-	-	-	2,000,000	2,000	518,000	-	520,000
Issuance of common stock for warrant exercise	-	-	-	-	-	-	-	-	158,006	158	79,989	-	80,147
Conversion of Series A Convertible Preferred Stock	(3,334)	(12)							3,334	3	9	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,257,597)	(3,257,597)
Balance as of September 30, 2018	$20,000	11	$-	-	$1,785,715	1,790	$1,016,004	$1,015	$17,531,502	$17,532	$32,163,386	$(34,791,324)	(2,607,591)

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	September 30, 2018	September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,257,597)	$(3,901,232)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	132,615	81,283
Issuance of capital stock for services and expenses	440,319	547,838
Conversion of interest	64,233	68,043
Stock based compensation- stock option grans	50,899	37,848
(Loss) on sale of assets	-	113,244
Loss on change - derivative liability	-	(145,282)
Reclassification of derivative liability	-	410,324
Amortization of debt discount	475,174	158,941
Conversion of accrued liabilites- related parties to convertible notes payable	491,802	-
Provision on loss on accounts receivable	10,747	-
Stock based compensation- warrants	239,680	5,000
Issuance of common stock for conversion of liabilities	199,935	-
Non cash gain on accounts payable	(170,309)	-
Impairment of goodwill	-	983,645
Bad debt expense	-	136,217
Changes in operating assets and liabilities:
Accounts receivable	362,035	(20,582)
Prepaid expenses	7,547	(7,204)
Inventory	22,327	69,309
Other assets	(2,100)	-
Accounts payable - trade and accrued expenses	(176,495)	134,382
Deferred revenue	(7,943)	63,902
NET CASH (USED IN) OPERATING ACTIVITIES	(1,117,131)	(1,264,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in BioMedx, Inc.	-	(260,000)
Proceeds from investment in BioMedx, Inc,	-	290,000
Investment in equipment	(97,251)	2,441
Proceeds from sale of equipment	-	1,434
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:	(97,251)	33,875

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds from line of credit	(220,539)	30,321
Proceeds from convertible notes payable	636,000	690,000
Proceeds from issuance of common and preferred stock, net of costs	1,750,000	550,000
Issuance of common stock for warrant exercise	80,147	-
Repayment of convertible notes	-	(125,000)
Repayment of note payable	(200,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,045,608	1,145,321

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	831,226	(85,128)

CASH AND CASH EQUIVALENTS, beginning of period	103,181	188,309

CASH AND CASH EQUIVALENTS, end of period	$934,407	$103,181

Supplemental disclosures of cash flow information:
Interest paid	$64,228	$47,789
Taxes paid	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature	$348,096	$-
Conversion of convertible debt	$-	$695,000
Benificial conversion feaature	$-	$559,130
Conversion of convertible debt to preferred shares	$-	$220,000
Related party accounts converted to notes	$1,184,066	$-
Acquisition of patents	$520,000	$-
Penalty on notes payable	$75,000	$-
 The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Know Labs, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 1998. The Company has authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

The Company is focused on the development, marketing and sales of a proprietary technologies which are capable of uniquely authenticating or diagnosing almost any substance or material using electromagnetic energy to create, record and detect the unique “signature” of the substance. The Company’s call these our “ChromaID™” and “Bio-RFID™” technologies.

Overview

Historically, the Company focused on the development of our proprietary ChromaID technology. Using light from low-cost LEDs (light emitting diodes) the Company’s map the color of substances, fluids and materials and with our proprietary processes we can authenticate, identify and diagnose based upon the color that is present. The color is both visible to us as humans but also outside of the humanly visible color spectrum in the near infra-red and near ultra-violet and beyond. The Company’s ChromaID scanner sees what we like to call “Nature’s Color Fingerprint.” Everything in nature has a unique color identifier and with ChromaID the Company can see it, and identify, authenticate and diagnose based upon the color that is present. The Company’s ChromaID scanner is capable of uniquely identifying and authenticating almost any substance or liquid using light to create, record and detect its unique color signature. The Company will continue to develop and enhance its ChromaID technology and extend its capacity. More recently, the Company has focused upon extensions and new inventions that are derived from and extend beyond our ChromaID technology. The Company’s call this technology Bio-RFID. The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly in to the commercialization phase of our Company as we work to create revenue generating products for the marketplace. The Company will also, as resources permit, pursue licensing opportunities with third parties who have ready applications for our technologies.

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

Under the terms of the Merger Agreement, each share of RAAI common stock issued and outstanding immediately before the Merger (1,000 shares) were cancelled and we issued 2,000,000 shares of our common stock. As a result, we issued 2,000,000 shares of its common stock to Phillip A. Bosua, formerly the sole stockholder of RAAI. The consideration for the Merger was determined through arms-length bargaining by the Company and RAAI. The Merger was structured to qualify as a tax-free reorganization for U.S. federal income tax purposes. As a result of the Merger, the Company received certain intellectual property, related to RAAI.

Appointment of Director

On April 10, 2018, the Board increased the size of the Board from three to four members and Phillip A. Bosua was appointed as a member of the Board. Mr. Bosua’s term of office expires at the next annual meeting of our stockholders. On May 24, 2018, the Board of Directors increased the size of the Board from four to five members and appointed (Ret.) Admiral William Owens as a member of the Board. Admiral Owen’s term of office expires at the next annual meeting of our stockholders.

Appointment of Officer

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $3,257,597 and $3,901,232 for the years ended September 30, 2018 and 2017, respectively. Net cash used in operating activities was $1,117,131 and $1,264,324 for the years ended September 30, 2018 and 2017, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of September 30, 2018, the Company’s accumulated deficit was $34,791,324.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, the Company’s Chief Executive Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2018 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

The Company believe that its cash on hand will be sufficient to fund our operations until March 31, 2019. We need additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $35,000 reserve for impaired inventory as of September 30, 2018 and 2017, respectively.

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

Intangible Assets – Intangible assets are capitalized and amortized on a straight-line basis over their estimated useful life, if the life is determinable. If the life is not determinable, amortization is not recorded. We regularly perform reviews to determine if facts and circumstances exist which indicate that the useful lives of our intangible assets are shorter than originally estimated or the carrying amount of these assets may not be recoverable. When an indication exists that the carrying amount of intangible assets may not be recoverable, we assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Such impairment test is based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Impairment, if any, is based on the excess of the carrying amount over the estimated fair value of those assets.

Research, Development and Engineering Expenses – Research, development and engineering expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s research and development efforts are primarily focused improving the core foundational ChromaID technology and developing new and unique applications for the technology. As part of this effort, the Company typically conduct testing to ensure that ChromaID application methods are compatible with the customer’s requirements, and that they can be implemented in a cost effective manner. The Company is also actively involved in identifying new application methods. Know Lab’s team has considerable experience working with the application of light-based technologies and their application to various industries. The Company believes that its continued development of new and enhanced technologies relating to our core business is essential to its future success. The Company spent $570,514 and $79,405 during the years ended September 30, 2018 and 2017, respectively, on research and development activities.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of September 30, 2018 and 2017 are based upon the short-term nature of the assets and liabilities.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of September 30, 2018, there were options outstanding for the purchase of 2,182,668 common shares, warrants for the purchase of 15,473,398 common shares, 4,914,071 shares of the Company’s common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock. In addition, we have an unknown number of shares (9,020,264 common shares at the current price of $0.25 per share) are issuable upon conversion of convertible debentures of $2,255,066. All of which could potentially dilute future earnings per share.

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, “Simplifying the Measurement of Inventory,” Topic 330, “Inventory” (ASU 2015-11). The amendments in ASU 2015-11, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost and net realizable value. The amendments in ASU 2015-11 should be applied on a prospective basis. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company adopted the amendments of ASU 2015-11 effective October 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements for the year ended September 30, 2018.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” Topic 718, “Compensation-Stock Compensation” (ASU 2016-09). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the Company’s financial statements, including income tax consequences, forfeitures and classification on the statement of cash flows. Under previous guidance, excess tax benefits and deficiencies from share-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in income tax expense, rather than paid-in-capital. The Company adopted the amendments of ASU 2016-09 effective October 1, 2017.The adoption of this standard did not have a material impact on the Company’s consolidated statements of income for the year ended September 30, 2018.

In addition, under ASU 2016-09, excess tax income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. For the year ended September 30, 2018, there were no excess income tax benefits.

The Company has elected to continue to estimate the number of share-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an immaterial decrease in diluted weighted average shares outstanding for the year ended September 30, 2018.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” Topic 350, “Intangibles – Goodwill and Other” (ASU 2017-04). The amendments in ASU 2017-04 simplify the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017, and the ASU is effective for the Company’s first quarter of the fiscal year ending September 30, 2020. The Company is currently evaluating the impact that the adoption of these provisions will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” Topic 842, “Leases” (ASU 2016-02). ASU No. 2016-02 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 also requires certain quantitative and qualitative disclosures. The provisions of ASU 2016-02 are effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted. The Company will apply the transition provisions of ASU 2016-02 at its adoption date, rather than the earliest comparative period presented in the financial statements, as permitted by ASU 2018-11, “Leases,” Topic 842, “Targeted Improvements,” released in July 2018.

The adoption of ASU 2016-02 may result in a material increase to the Company’s consolidated balance sheets for lease liabilities and right-of-use assets. The Company is also performing a comprehensive review of its current processes to determine and implement changes required to support the adoption of this standard. The Company is currently evaluating the other effects the adoption of ASU 2016-02 will have on its consolidated financial statements.

In January 2018, the FASB issued ASU 2018-01, “Leases,” Topic 842, “Land Easement Practical Expedient for Transition to Topic 842” (ASU 2018-01). ASU 2018-01 permits an entity to elect a transition practical expedient to not assess, under Accounting Standards Codification (ASC) 842, land easements that exist or expired before the standard’s effective date that were not previously accounted for as leases under ASC 840. The Company plans to elect this practical expedient in implementing ASU 2016-02.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” Topic 606, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. Additionally, the amendments in this ASU provide a practical expedient for entities to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less, The Company plans to elect this practical expedient upon adoption.

In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date.” The FASB approved the deferral of ASU 2014-09, by extending the new revenue recognition standard’s mandatory effective date by one year and permitting public companies to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The guidance in ASU 2014-09 will be effective for the Company in the first quarter of the fiscal year ending September 30, 2019.

Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers,” Topic 606, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (ASU 2016-08) in March 2016, ASU 2016-12, “Revenue from Contracts with Customers,” Topic 606, “Narrow-Scope Improvements and Practical Expedients” (ASU 2016-12) in May 2016 and ASU 2016-20, “Revenue from Contracts with Customers,” Topic 606, “Technical Corrections and Improvements” (ASU 2016-20) in December 2016. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The Company plans to make such election. The Company also plans to elect the practical expedient in ASU 2016-20 that provides entities do not need to disclose the transaction price allocated to performance obligations when the related contracts have a duration of one year or less. This includes loyalty rewards, which can be redeemed in the month subsequent to the quarter earned, and marketing promotions that cross accounting periods. Both of these classes of transactions are currently immaterial to the Company. The effective date and transition requirements for ASU 2016-08, ASU 2016-12 and ASU 2016-20 are the same as for ASU 2014-09.

The Company does not plan to early adopt the new revenue recognition guidance; adoption will be on the modified retrospective basis beginning in fiscal year 2019. The Company has substantially concluded its assessment of the impact of the adoption of this standard on its consolidated financial statements. Most of the Company’s revenue is expected to continue to be generated from point-of-sale transactions, which ASU 2014-09 treats generally consistent with current accounting standards. The Company does not expect this standard will have a material impact on the accounting for point-of-sale transactions or related areas including the right of return and customer incentives. Although the impact on the consolidated financial statements is not expected to be material, additional disclosures will be required.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation,” Topic 718, “Improvements to Nonemployee Share-Based Payment Accounting” (ASU 2018-07) as part of its Simplification Initiative to reduce complexity when accounting for share-based payments to non-employees. ASU 2018-07 expands the scope of Topic 718 to more closely align share-based payment transactions for acquiring goods and services from non-employees with the accounting for share-based payments to employees, with certain exceptions. The provisions of ASU 2018-07 are effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted.

4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $320,538 and $693,320, net of allowance, as of September 30, 2018 and 2017, respectively. The Company had one customer in excess of 10% (25.4%) of the Company’s consolidated revenues for the year ended September 30, 2018. The Company had four customers in excess of 10% (13.9%, 12.9%, 12.5% and 11.2%) with accounts receivable in excess of 10% as of September 30, 2018. The Company has a total allowance for bad debt in the amount of $60,000 as of September 30, 2018.

5.  INVENTORIES

Inventories were $203,582 and $225,909 as of September 30, 2018 and 2017, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There was a $35,000 reserve for impaired inventory as of September 30, 2018 and 2017, respectively.

6.  NOTES RECEIVABLE FROM BIOMEDX, INC.

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

7.  FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $169,333 and $133,204 as of September 30, 2018 and 2017, respectively. Accumulated depreciation was $670,666 and $662,855 as of September 30, 2018 and 2017, respectively. Total depreciation expense was $60,393 and 38,031 for the years ended September 30, 2018 and 2017, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of September 30, 2018 was comprised of the following:

	Estimated	September 30, 2018
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$332,305	$42,681	$374,986
Leasehold improvements	2-3 years	276,112	-	276,112
Furniture and fixtures	2-3 years	58,051	95,020	153,071
Software and websites	3- 7 years	35,830	-	35,830
Less: accumulated depreciation		(532,966)	(137,700)	(670,666)
		$169,332	$1	$169,333

8.  INTANGIBLE ASSETS

Intangible assets as of September 30, 2018 and September 30, 2017 consisted of the following:

	Estimated	September 30,	September 30,
	Useful Lives	2018	2017

Technology	3 years	$520,000	$-
Less: accumulated amortization		(72,222)	-
Intangible assets, net		$447,778	$-

Total amortization expense was $72,222 and $0 for the years ended September 30, 2018 and 2017, respectively.

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

Under the terms of the Merger Agreement, each share of RAAI common stock issued and outstanding immediately before the Merger (1,000 shares) were cancelled and we issued 2,000,000 shares of our common stock. As a result, we issued 2,000,000 shares of its common stock to Phillip A. Bosua, formerly the sole stockholder of RAAI. The consideration for the Merger was determined through arms-length bargaining by the Company and RAAI. The Merger was structured to qualify as a tax-free reorganization for U.S. federal income tax purposes. As a result of the Merger, the Company received certain intellectual property, related to RAAI.

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

9.  GOODWILL

The Company’s TransTech business is very capital intensive. The Company reviewed TransTech’s operations based on its overall financial constraints and determined the value has been impaired. The company recorded an impairment of goodwill associated with TransTech of $983,645 during the year ended September 30, 2017.

10. ACCOUNTS PAYABLE

Accounts payable were $1,512,618 and $2,154,646 as of September 30, 2018 and 2017, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company. The Company had two vendors (13.2% and 10.2%) with accounts payable in excess of 10% of its accounts payable as of September 30, 2018. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

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

There was no derivative liability as of September 30, 2018 and 2017. For the year ended September 30, 2017, the Company recorded non-cash loss of $217,828 related to the “change in fair value of derivative” expense related to its derivative instruments. The Company early adopted ASU 2017-11 and has reclassified its financial instrument with down round features to equity in the amount of $410,524.

12. CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of September 30, 2018 and September 30, 2017 consisted of the following:

Convertible Promissory Note dated September 30, 2016

On September 30, 2016, the Company entered into a $210,000 Convertible Promissory Note with Clayton A. Struve, an accredited investor of the Company, to fund short-term working capital. The Convertible Promissory Note accrued interest at a rate of 10% per annum and was due on March 30, 2017. The Note holder can convert the Note into common stock at $0.70 per share. During the year ended September 30, 2017, the Company recorded interest of $21,000 related to the convertible note. This note was extended in the Securities Purchase Agreement, General Security Agreement and Subordination Agreement dated August 14, 2017 with a maturity date of August 13, 2018. Also, the conversion price of the Debenture was adjusted to $0.25 per share, subject to certain adjustments. The balance was increased $75,000 during the year ended September 30, 2018. On November 16, 2018, we signed Amendment 1 to Senior Secured Convertible Redeemable Notes dated September 30, 2016extending the due dates of the Note to February 27, 2019. On September 24, 2018, Mr. Struve converted $200,000 of the Note into 800,000 shares of our common stock. The Company recorded accrued interest of $54,671 as of September 30, 2018.

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

On the same date, the Company entered into a General Security Agreement with the Mr. Struve, pursuant to which the Company has agreed to grant a security interest to the investor in substantially all of our assets, effective upon the filing of a UCC-3 termination statement to terminate the security interest held by Capital Source Business Finance Group in the assets of the Company. In addition, an entity affiliated with Ronald P. Erickson, out then Chief Executive Officer, entered into a Subordination Agreement with the investor pursuant to which all debt owed by us to such entity is subordinated to amounts owed by us to Mr. Struve under the Debenture (including amounts that become owing under any Debentures issued to the investor in the future).

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

Under the terms of the Purchase Agreement, Mr. Struve may purchase up to an aggregate of $1,000,000 principal amount of Debentures (before a 20% original issue discount) (and Warrants to purchase up to an aggregate of 250,000 shares of common stock). These securities are being offered on a “best efforts” basis by the placement agent.

During the year ended September 30, 2017, $156,941 was recorded as interest expense related to debt discounts, beneficial conversions and warrants associated with Convertible Promissory Notes.

On December 12, 2017, the Company closed an additional $250,000 and issued a senior convertible exchangeable debenture with a principal amount of $300,000 and a common stock purchase warrant to purchase 1,200,000 shares of common stock in a private placement dated December 12, 2017 with Mr. Struve pursuant to a Securities Purchase Agreement dated August 14, 2017. The convertible debenture contains a beneficial conversion valued at $93,174. The warrants were valued at $123,600. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest.

On March 2, 2018, the Company received gross proceeds of $280,000 in exchange for issuing a senior convertible redeemable debenture with a principal amount of $336,000 and a warrant to purchase 1,344,000 shares of common stock in a private placement dated February 28, 2018 with Mr. Struve pursuant to a Securities Purchase Agreement dated August 14, 2017. The convertible debenture contains a beneficial conversion valued at $252,932. The warrants were valued at $348,096. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest.

In connection with the February 28, 2018 private placement, the placement agent for the debenture and the warrant received a cash fee of $28,000 and the Company issued warrants to purchase shares of the Company’s common stock to the placement agent or its affiliates based on 10% of proceeds.

On November 16, 2018, the Company signed Amendment 1 to Senior Secured Convertible Redeemable Notes dated August 14, 2017 and December 12, 2017, extending the due dates of the Notes to February 27, 2019.

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $23,649 as of September 30, 2018.

12.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT

Notes payable, capitalized leases and long-term debt as of September 30, 2018 and 2017 consisted of the following:

	September 30,	September 30,
	2018	2017

Capital Source Business Finance Group	$145,186	$365,725
Note payable to Umpqua Bank	0	199,935
Secured note payable to J3E2A2Z LP - related party	-	600,000
Total debt	145,186	1,165,660
Less current portion of long term debt	(145,186)	(1,165,660)
Long term debt	$-	$-

Capital Source Business Finance Group

Know Labs, Inc. (the “Company”) finances its TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On June 15, 2018, TransTech entered into a Fifth Modification to the Loan and Security Agreement related to the $500,000 secured credit facility with Capital Source to fund its operations. The Modification extended the maturity to December 12, 2018. The secured credit facility provides for a prime rate interest floor for prime interest of 4.5% plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $500,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Know Labs, including a security interest in all assets of Know Labs. The remaining balance on the accounts receivable must be repaid by the time the secured credit facility expires on December 12, 2018, unless we renew by automatic extension for the next successive term. TransTech has $24,000 available as of September 30, 2018.

On December 6, 2018, Capital Source notified TransTech that the Loan and Security Agreement and Capital Source Credit Facility would be cancelled as of March 12, 2019.

Effective December 12, 2018, TransTech entered into the Sixth Modification to the Loan and Security Agreement which reduced the secured credit facility to $200,000.

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

Note Payables to Ronald P. Erickson or J3E2A2Z LP

On January 25, 2018, the Company entered into amendments to two demand promissory notes, totaling $600,000 with Mr. Erickson, the Company’s Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. On March 16, 2018, the demand promissory notes and accrued interest were converted into convertible notes payable. See Note 11 for additional details.

13.  EQUITY

Authorized Capital Stock

The Company authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

The Company has authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001. As of September 30, 2018, we had 17,531,502 shares of common stock issued and outstanding, held by 122 shareholders of record. The number of shareholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the shareholders for a vote, and no cumulative voting for directors is permitted.  Shareholders do not have any preemptive rights to acquire additional securities issued by us.  As of September 30, 2018, there were options outstanding for the purchase of 2,182,668 common shares, warrants for the purchase of 15,473,398 common shares and 4,914,071 shares of our common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock. We have Convertible Note Payable of $2,255,066 (9,020,264 common shares at the current price of $0.25 per share). All of which could potentially dilute future earnings per share.

Voting Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

Series A Preferred Stock

In July 2015, the Company sold Series A Preferred Stock to two investors for a total of $350,000. As of December 21, 2018, the Company had 20,000 Series A Preferred Stock issued and outstanding.

Each holder of outstanding shares of Series A Preferred is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred held by such holder are then convertible as of the applicable record date. The Series A Preferred may not be redeemed without the consent of the holder. The Company cannot amend, alter or repeal any preferences, rights, or other terms of the Series A Preferred so as to adversely affect the Series A Preferred, without the written consent or affirmative vote of the holders of at least 66% of the then outstanding shares of Series A Preferred, voting as a separate voting group, given by written consent or by vote at a meeting called for such purpose for which notice shall have been duly given to the holders of the Series A Preferred.

In connection with the issuance of the Series A Preferred, the Company also issued (i) a Series C five-year Warrant for 2 shares of common stock and (ii) a Series D five-year Warrant for 23,334 shares of common stock. The Series A Preferred Stock and Series C and D Warrants currently have no registration rights.

On August 14, 2017, the price of the Series A Preferred Stock and Series C and D Warrants were adjusted to $0.25 per share pursuant to the documents governing such instruments.

On September 23, 2018, a holder of Series A Preferred Stock converted 3,334 shares into 3,334 shares of common stock. In addition, the holder exercised Series C and D Warrants for 6,668 shares of common stock at $0.25 per share.

Series C and D Preferred Stock and Warrants

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share.

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

Because the Company’s preferred stock is perpetual, with no stated maturity date, and the conversions may occur any time from inception, the dividend is recognized immediately when a beneficial conversion exists at issuance. During the year ending September 30, 2017, the Company recognized preferred stock dividends of $2.3 million on Series D preferred stock related to the beneficial conversion feature arising from a common stock effective conversion rate of $0.34 and $0.37 versus the original market price of $1.14 and $1.06 per common share, respectively.

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

On August 14, 2017, the price of the Series C and D Preferred Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. After adjustment there were 3,108,356 shares of Series D preferred stock authorized.

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

Series F Preferred Stock

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

Securities Subject to Price Adjustments

On August 14, 2017, a private placement triggered a provision in the documents governing 23,334 outstanding shares of Series A Preferred Stock, 1,785,715 outstanding shares of Series C Preferred Stock and 1,016,004 outstanding shares Series D preferred Stock, which adjusted the conversion price of such Preferred Stock to $0.25 per share. In addition, the conversion price of a Convertible Note Payables of $2,390,066 and the exercise price of outstanding warrants to purchase 9,548,741 shares of common stock were adjusted to $0.25 per share pursuant to the documents governing such instruments.

As of December 21, 2018, there were outstanding warrants for the purchase of 15,473,398 shares of common stock. In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 20,000 outstanding shares of Series A Preferred Stock, 1,785,715 outstanding shares of Series C Preferred Stock, 1,016,004 outstanding shares Series D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $2,255,066 (9,020,264 common shares at the current price of $0.25 per share) and the exercise price of additional outstanding warrants to purchase 13,865,286 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments.

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

The following equity issuances occurred during the year ended September 30, 2018:

The Company issued 779,676 shares of common stock to Names Executive Officers, directors, employees and consultants and for services during the year ended September 30, 2018. The Company expensed $273,068.

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

The Company closed debt conversions and issued 1,600,000 shares of common stock in exchange for the conversion of $464,000, 230,000 shares in exchange for $48,300 in legal services and 605,000 shares in for $199.935 in preexisting debt owed by the Company to certain service providers, all of whom are accredited investors. These shares were issued in transactions that were not registered under the Act in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

During the year ended September 30, 2018, the Company issued 158,000 shares of our common stock related to warrant exercises that were valued at $80,128.

On September 23, 2018, the Company issued 3,334 shares of our common stock related to the conversion of Series A Preferred Stock for $834.

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

Warrants to Purchase Common Stock

The following warrants were issued during the year ended September 30, 2018:

On December 15, 2017, the Company received $250,000 and issued a senior convertible exchangeable debenture with a principal amount of $300,000 and a five year common stock purchase warrant to purchase 1,200,000 shares of common stock in a private placement dated December 12, 2017 to an accredited investor pursuant to a Securities Purchase Agreement dated August 14, 2017. See Note 12 for additional details. The initial exercise price of the warrants described above is $0.25 per share, also subject to certain adjustments. The warrants were valued at $123,600 and the beneficial conversion feature was valued at $93,174.

On March 2, 2018, the Company received gross proceeds of $280,000 in exchange for issuing a senior convertible redeemable debenture with a principal amount of $336,000 and a five year warrant to purchase 1,344,000 shares of common stock in a private placement dated February 28, 2018 to an accredited investor pursuant to a Securities Purchase Agreement dated August 14, 2017 See Note 9 for additional details. The initial exercise price of the warrants described above is $0.25 per share, also subject to certain adjustments. The warrants had an estimated fair value of $348,096 and the beneficial conversion feature was value at $252,932.

The Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. See Note 9 for additional details. The warrants had an estimated value of $60,820.

In addition, effective as of January 31, 2018, Mr. Erickson was issued a warrant to purchase up to 855,000 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. See Note 12 for additional details. The warrants had an estimated value of $49,726.

During the year ended September 30, 2018, The Company issued placement agent warrants related to the issuance of senior convertible redeemable debentures and Series D Preferred Stock to purchase up to 538,400 shares of common stock for a period of five years. The initial exercise price of the warrants described above is $0.25 per share, also subject to certain adjustments. The estimated fair value was $134,600.

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

The Company issued warrants to purchase 1,229,000 shares of common stock to Named Executive Officers, directors, employees and consultants and for services during the year ended September 30, 2018. The Company expensed $121,710.

During the year ended September 30, 2018, the Company issued 158,000 shares of our common stock related to warrant exercises that were valued at $80,128.

During the year ended September 30, 2018, warrants for the purchase of 544,998 shares of common stock valued at $136,250 expired.

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

A summary of the warrants issued as of September 30, 2018 were as follows:

	September 30, 2018
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	6,900,356	$0.428
Issued	9,276,066	0.250
Exercised	(158,026)	(0.507)
Forfeited	-	-
Expired	(544,998)	(0.250)
Outstanding at end of period	15,473,398	$0.326
Exerciseable at end of period	15,473,398

A summary of the status of the warrants outstanding as of September 30, 2018 is presented below:

	September 30, 2018
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
13,870,286	4.04	$0.250	13,870,286	$0.250
714,286	2.83	0.700	714,286	0.700
882,159	3.12	1.000	882,159	1.000
6,667	0.25	30.000	6,667	30.000
15,473,398	3.61	$0.326	15,473,398	$0.326

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the year ended September 30, 2018 were as follows:

Dividend yield	0%
Expected life	1-2 years
Expected volatility	125%-145%
Risk free interest rate	..0202-.0214%

At September 30, 2018, vested warrants totaling 15,466,731 shares had an aggregate intrinsic value of $13,870,286.

14.	STOCK OPTIONS

On March 21, 2013, an amendment to the Stock Option Plan was approved by the stockholders of the Company, increasing the number of shares reserved for issuance under the Plan to 93,333 shares. On April 10, 2018, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 93,333 to 1,200,000. On August 7, 2018, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 1,200,000 to 2,000,000 to common shares.

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

Stock Option Activity

The Company had the following stock option transactions during the year ended September 30, 2018.

A former employee forfeited stock option grants for 10,668 shares of common stock at $14.719 per share.

During the year ended September 30, 2018, four employee and two consultants were granted options to purchase 1,180,000 shares of common stock at an exercise price of $2.024 per share. The stock option grants vest quarterly over four years (none during the first six months) and are exercisable for 5 years. The stock option grants were valued at an average of $2.38 per share.

On July 30, 2018, Mr. Bosua was awarded a stock option grant for 1,000,000 shares of common stock that was awarded at $1.28 per share and was valued at the black scholes value of $1.22 per share.  The stock option grant vests quarterly over four years and is exercisable for 5 years.

The Company had the following stock option transactions during the year ended September 30, 2017:

During the year ended September 30, 2017, employees forfeited stock option grants for 35,504 shares of common stock at $19.51 per share.

There are currently 534,736 options to purchase common stock at an average exercise price of $1.698 per share outstanding as of September 30, 2018 under the 2011 Stock Incentive Plan. The Company recorded $50,899 and $37,848 of compensation expense, net of related tax effects, relative to stock options for the year ended September 30, 2018 and in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.006) and ($0.01) per share, respectively. As of September 30, 2018, there is approximately $1,789,384, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.94 years.

Stock option activity for the years ended September 30, 2018 and 2017 was as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2016	50,908	$18.045	$918,627
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(35,504)	(19.507)	(692,568)
Outstanding as of September 30, 2017	15,404	14.675	226,059
Granted	2,180,000	1.683	3,668,500
Exercised	-	-	-
Forfeitures	(12,736)	14.764	(188,040)
Outstanding as of September 30, 2018	2,182,668	$1.698	$3,706,519

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2018:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
0.25	530,000	4.98	$0.250	-	$-
1.28	1,150,000	4.96	1.28	-	-
4.08-4.20	500,000	4.98		-	-
13.500	1,334	0.44	13.50	1,334	13.50
15.000	1,334	-	15.00	-	15.00
	2,182,668	4.94	$1.698	1,334	$13.50

There were stock option grants of 1,680,000 shares as of September 30, 2018 with an aggregate intrinsic value of $4,964,300.

15.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Notes 11, 12 and 13 for related party transactions with Ronald P. Erickson.

On September 7, 2017 Mr. Erickson was issued 200,000 of restricted common stock to at the grant date market value of $0.17 per share.

On January 16, 2018 Mr. Erickson was issued 100,000 of restricted common stock on to at the grant date market value of $0.21 per share.

On January 25, 2018, the Company entered into amendments to two demand promissory notes, totaling $600,000 with Mr. Erickson, our Chief Executive Officer and/or entities in which Mr. Erickson has a beneficial interest. The amendments extend the due date from December 31, 2017 to September 30, 2018 and continue to provide for interest of 3% per annum and a third lien on company assets if not repaid by September 30, 2018 or converted into convertible debentures or equity on terms acceptable to the Holder. On March 16, 2018, the demand promissory notes and accrued interest were converted into convertible notes payable.

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of our common stock for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants had an estimated value of $0.12 per share.

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

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $513,149 as of September 30, 2018.

Related Party Transaction with Phillip A. Bosua

On July 14, 2017, the Company issued 50,000 shares of our common stock to Phillip A. Bosua under the terms of a consulting agreement dated July 6, 2017. The fair value of the stock was $8,500.

On February 7, 2018, the Company issued 50,000 shares of our common stock to Phillip A. Bosua under the terms of a consulting agreement dated July 6, 2017.

On April 10, 2018, the Company issued 2,000,000 shares of our common stock to Phillip A. Bosua under the terms of the Merger Agreement with RAAI common stock. The fair value of the stock was $520,000.

On June 25, 2018, the Company issued 500,000 shares of our common stock to Phillip A. Bosua under the terms of an Employment agreement dated April 10, 2018. The fair value of the stock was $165,000.

On June 25, 2018, the Company closed a debt conversion with an entity controlled by Phillip A. Bosua and issued 255,000 shares of common stock in exchange for the conversion of $63,750 in preexisting debt owed by the Company to this entity.

On July 30, 2018, Mr. Bosua was awarded a stock option grant for 1,000,000 shares of our common stock that was awarded at $1.28 per share and was valued at the black scholes value of $1.22 per share.

Stock Issuances to Named Executive Officers and Directors

On September 7, 2017, the Company issued 400,000 shares of restricted common stock to one Named Executive Officer and two directors for services during 2015-2017. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $0.17 per share, the market price of our common stock.

During January to May 2018, the Company issued 275,000 shares of restricted common stock to one Named Executive Officer and two directors for services during 2018. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $0.246 per share, the market price of our common stock.

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

Employment Agreement with Phillip A. Bosua, Chief Executive Officer

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

Employment Agreement with Ronald P. Erickson, Chairman of the Board and Interim Chief Financial Officer

On August 4, 2017, the Board of Directors approved an Employment Agreement with Ronald P. Erickson pursuant to which the Company engaged Mr. Erickson as our Chief Executive Officer through September 30, 2018.

Mr. Erickson’s annual compensation is $180,000. Mr. Erickson is also entitled to receive an annual bonus and equity awards compensation as approved by the Board. The bonus should be paid no later than 30 days following earning of the bonus.

Mr. Erickson will be entitled to participate in all group employment benefits that are offered by the Company to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements.

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

Properties and Operating Leases

The Company is obligated under the following non-cancelable operating leases for its various facilities and certain equipment.

Years Ended September 30,	Total
2019	$118,190
2020	85,914
2021	23,498
2022	-
2023	-
Beyond	-
Total	$227,602

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

Pretax losses arising from United States operations were approximately $3,258,000 for the year ended September 30, 2018.

Pretax losses arising from United States operations were approximately $3,901,000 for the year ended September 30, 2017.

The Company has net operating loss carryforwards of approximately $27,352,000, which expire in 2022-2036. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $5,744,000 was established as of September 30, 2018. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future. The Company is subject to possible tax examination for the years 2012 through 2018
For the year ended September 30, 2018, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and warrants issued for services.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Reform Act). The Tax Reform Act significantly revises the future ongoing federal income tax by, among other things, lowering U.S. corporate income tax rates effective January 1, 2018. The Company has calculated a blended U.S. federal income tax rate of approximately 21% for the fiscal year ending September 30, 2018 and 21.0% for subsequent fiscal years. Remeasurement of the Company’s deferred tax balance under the Tax Reform Act resulted in a non-cash tax benefit reduction of approximately $2.3 million for the year ended September 30, 2018.

The changes included in the Tax Reform Act are broad and complex. The final transition impacts of the Tax Reform Act may differ from the above estimate due to, among other things, changes in interpretations of the Tax Reform Act, any legislative action to address questions that arise because of the Tax Reform Act and any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act.

The principal components of the Company’s deferred tax assets at September 30, 2018 and 2017 are as follows:

	2018	2017
U.S. operations loss carry forward at statutory rate of 21%	$(5,743,840)	$(5,804,285)
Non-U.S. operations loss carry forward at statutory rate of 20.5%	-	-
Total	(5,743,840)	(5,804,285)
Less Valuation Allowance	5,743,840	5,804,285
Net Deferred Tax Assets	-	-
Change in Valuation allowance	$60,445	$(1,036,276)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended September 30, 2018 and 2017 are as follows:

	2018	2017
Federal Statutory Rate	-21.0%	-21.0%
Increase in Income Taxes Resulting from:
Change in Valuation allowance	21.0%	21.0%
Effective Tax Rate	0.0%	0.0%

18.	SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued.

On October 31, 2018, the Board awarded stock option grants to two directors to acquire 50,000 shares each of the Company’s common stock. The grants were valued at $3.03 per share and expire on October 31, 2013. The grants vested immediately.

On October 31, 2018, the Board awarded Phillip A. Bosua a stock option grant to acquire 100,000 shares of the Company’s Common stock for each $1,000,000 raised by the Company in revenue generated in a planned Kickstarter campaign. In addition, Mr. Bosua was granted a stock option grant to acquire 1,000,000 shares of the Company’s common which vests upon approval of the Company’s blood glucose measurement technology by the U.S. Food and Drug Administration. The grants were valued at $3.03 per share and expire on October 31, 2023.

On October 31, 2018, the Board awarded Ronald P Erickson a stock option grant to acquire 1,000,000 shares of the Company’s common which vests upon the Company’s successful listing of its Common Stock on Nasdaq or the New York Stock Exchange (including the NYSE American Market). The grant was valued at $3.03 per share and expires on October 31, 2023.

On November 16, 2018, the Company signed Amendment 1 to Senior Secured Convertible Redeemable Notes dated September 30, 2016, August 14, 2017 and December 12, 2017, extending the due dates of the Notes to February 27, 2019.

On November 21, 2018, the Company’s Board of Directors amended the Company’s Audit, Compensation and Nominating and Corporate Governance Committee Charters. In addition, on November 21, 2018, the Company’s Board of Directors amended the Company’s Code of Ethics Policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Know Labs, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOW LABS, INC.

(Registrant)

Date: December 21, 2018	By:	/s/ Phillip A Bosua
Phillip A. Bosua
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: December 21, 2018	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Phillip A. Bosua	Chief Executive Officer and Director(Principal Executive Officer)	December 21, 2018
Phillip A. Bosua

/s/ Ronald P. Erickson	Chairman of the Board and Interim Chief Financial Officer and Director(Principal Financial/Accounting Officer)	December 21, 2018
Ronald P. Erickson

/s/ Jon Pepper	Director	December 21, 2018
Jon Pepper

/s/ Ichiro Takesako	Director	December 21, 2018
Ichiro Takesako

/s/ William A. Owens	Director	December 21, 2018
William A. Owens