Form 10-Q
period 2018-12-31
KNOW LABS, INC.
filed 2019-02-12
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of February 12, 2019: 18,107,319 shares.

ITEM 1.	FINANCIAL STATEMENTS

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	September 30, 2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$310,779	$934,407
Accounts receivable, net of allowance of $60,000 and $60,000, respectively	206,084	320,538
Prepaid expenses	14,691	20,140
Inventories, net	159,223	203,582
Total current assets	690,777	1,478,667

EQUIPMENT, NET	153,690	169,333

OTHER ASSETS
Intangible assets	404,445	447,778
Other assets	7,170	7,170

TOTAL ASSETS	$1,256,082	$2,102,948

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,412,018	$1,512,617
Accounts payable - related parties	-	12,019
Accrued expenses	71,036	72,140
Accrued expenses - related parties	676,681	657,551
Deferred revenue	-	55,959
Convertible notes payable	2,255,066	2,255,066
Notes payable - current portion of long term debt	46,576	145,186
Total current liabilities	4,461,377	4,710,538

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 12/31/2018 and 9/30/2018, respectively	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 20,000
issued and outstanding at 12/31/2018 and 9/30/2018, respectively	11	11
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 12/31/2018 and 9/30/2018, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 1,016,014 shares authorized,
1,016,004 shares issued and outstanding at 12/31/2018 and 9/30/2018, respectively	1,015	1,015
Common stock - $0.001 par value, 100,000,000 shares authorized, 17,811,431 and 17,531,502 shares
issued and outstanding at 12/31/2018 and 9/30/2018, respectively	17,811	17,532
Additional paid in capital	32,334,605	32,163,386
Accumulated deficit	(35,560,527)	(34,791,324)
Total stockholders' deficit	(3,205,295)	(2,607,590)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,256,082	$2,102,948

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	Three Months Ended,
	December 31, 2018	December 31, 2017

REVENUE	$602,209	$1,232,857
COST OF SALES	472,286	985,023
GROSS PROFIT	129,923	247,834
RESEARCH AND DEVELOPMENT EXPENSES	206,990	87,720
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	689,446	414,365
OPERATING LOSS	(766,513)	(254,251)

OTHER INCOME (EXPENSE):
Interest expense	(9,126)	(293,202)
Other income	6,436	19,188
Total other income (expense)	(2,690)	(274,014)

(LOSS) BEFORE INCOME TAXES	(769,203)	(528,265)

Income taxes - current provision	-	-

NET (LOSS)	$(769,203)	$(528,265)

Basic and diluted loss per common share attributable to Know Labs,
Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.04)	$(0.11)

Weighted average shares of common stock outstanding- basic and diluted	17,571,057	4,655,486

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,
	December 31, 2018	December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(769,203)	$(528,265)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	61,824	13,898
Stock based compensation- stock option grans	171,499	5,187
(Loss) on sale of assets	-	(1,710)
Amortization of debt discount	-	216,774
Provision on loss on accounts receivable	1,371	-
Changes in operating assets and liabilities:
Accounts receivable	113,083	(40,117)
Prepaid expenses	5,449	(9,499)
Inventory	44,359	64,597
Other assets	-	(2,100)
Accounts payable - trade and accrued expenses	(94,593)	(90,162)
Deferred revenue	(55,959)	-
NET CASH (USED IN) OPERATING ACTIVITIES	(522,170)	(371,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment	(2,848)	-
Proceeds from sale of equipment	-	1,710
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:	(2,848)	1,710

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds from line of credit	(98,610)	58,764
Proceeds from convertible notes payable	-	300,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(98,610)	358,764

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(623,628)	(10,923)

CASH AND CASH EQUIVALENTS, beginning of period	934,407	103,181

CASH AND CASH EQUIVALENTS, end of period	$310,779	$92,258

Supplemental disclosures of cash flow information:
Interest paid	$9,126	$11,723
Taxes paid	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature	$-	$216,774

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2018, filed with the Securities and Exchange Commission (“SEC”) on December 21, 2018. The results of operations for the three months ended December 31, 2018 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

The Company is in the process of commercializing its technology. To date, the Company has entered into License Agreements with Sumitomo Precision Products Co., Ltd. In addition, it has a technology license agreement with Allied Inventors, formerly Xinova and Invention Development Management Company, a subsidiary of Intellectual Ventures.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $769,203, $3,257,597 and $3,901,232 for the three months ended December 31, 2018 and the years ended September 30, 2018 and 2017, respectively. Net cash used in operating activities was $522,170, $1,117,131 and $1,264,324 for the three months ended December 31, 2018 and for the years ended September 30, 2018 and 2017, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2018, the Company’s accumulated deficit was $35,560,527.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, the Company’s Chief Executive Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2018 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

The Company believe that its cash on hand will be sufficient to fund our operations until February 28, 2019. We need additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $35,000 reserve for impaired inventory as of December 31, 2018 and September 30, 2018, respectively.

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

The Company’s research and development efforts are primarily focused improving the core foundational ChromaID technology and developing new and unique applications for the technology. As part of this effort, the Company typically conduct testing to ensure that ChromaID application methods are compatible with the customer’s requirements, and that they can be implemented in a cost effective manner. The Company is also actively involved in identifying new application methods. Know Lab’s team has considerable experience working with the application of light-based technologies and their application to various industries. The Company believes that its continued development of new and enhanced technologies relating to our core business is essential to its future success. The Company spent $206,990, $570,514 and $79,405 during the three months ended December 31, 2018 and the years ended September 30, 2018 and 2017, respectively, on research and development activities.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2018 and September 30, 2018 are based upon the short-term nature of the assets and liabilities.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of December 31, 2018, there were options outstanding for the purchase of 2,282,668 common shares, warrants for the purchase of 15,173,398 common shares, and 4,914,071 shares of the Company’s common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock. In addition, the Company has an unknown number of shares (9,020,264 common shares at the current price of $0.25 per share) are issuable upon conversion of convertible debentures of $2,255,066. All of which could potentially dilute future earnings per share.

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

4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $206,084 and $320,538, net of allowance, as of December 31, 2018 and September 30, 2018, respectively. The Company had one customer in excess of 10% (12.6% and 11.3%) of the Company’s consolidated revenues for the three months ended December 31, 2018. The Company had three customers in excess of 10% (21.2%, 16.1%, and 10.7%) with accounts receivable in excess of 10% as of December 31, 2018. The Company has a total allowance for bad debt in the amount of $60,000 as of December 31, 2018.

5.  INVENTORIES

Inventories were and $159,223 and $203,582 as of December 31, 2018 and September 30, 2018, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There was a $35,000 reserve for impaired inventory as of September 30, 2018 and 2017, respectively.

6.  FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $153,690 and $169,333 as of December 31, 2018 and September 30, 2018, respectively. Accumulated depreciation was $689,157 and $670,666 as of December 31, 2018 and September 30, 2018, respectively. Total depreciation expense was $18,491 and $13,828 for the three months ended December 31, 2018 and 2017, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of December 31, 2018 was comprised of the following:

	Estimated	December 31, 2018
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$335,154	$42,681	$377,835
Leasehold improvements	2-3 years	276,112	-	276,112
Furniture and fixtures	2-3 years	58,050	95,020	153,070
Software and websites	3- 7 years	35,830	-	35,830
Less: accumulated depreciation		(551,456)	(137,701)	(689,157)
		$153,690	$-	$153,690

7.  INTANGIBLE ASSETS

Intangible assets as of December 31, 2018 and September 30, 2018 consisted of the following:

	Estimated	December 31,	September 30,
	Useful Lives	2018	2018

Technology	3 years	$520,000	$520,000
Less: accumulated amortization		(115,555)	(72,222)
Intangible assets, net		$404,445	$447,778

Total amortization expense was $43,332 and $72,222 for the three months ended December 31, 2018 and the year ended December 31, 2018, respectively.

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

8. ACCOUNTS PAYABLE

Accounts payable were $1,412,018 and $1,517,617 as of December 31, 2918 and September 30, 2018, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company. The Company had one vendor (19.8%) with accounts payable in excess of 10% of its accounts payable as of December 31, 2018. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

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

There was no derivative liability as of December 31, 2018 and September 30, 2018. For the year ended September 30, 2017, the Company recorded non-cash loss of $217,828 related to the “change in fair value of derivative” expense related to its derivative instruments. The Company early adopted ASU 2017-11 and has reclassified its financial instrument with down round features to equity in the amount of $410,524.

10. CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of December 31, 2018 and September 30, 2018 consisted of the following:

Convertible Promissory Note dated September 30, 2016

On September 30, 2016, the Company entered into a $210,000 Convertible Promissory Note with Clayton A. Struve, an accredited investor of the Company, to fund short-term working capital. The Convertible Promissory Note accrued interest at a rate of 10% per annum and was due on March 30, 2017. The Note holder can convert the Note into common stock at $0.70 per share. During the year ended September 30, 2017, the Company recorded interest of $21,000 related to the convertible note. This note was extended in the Securities Purchase Agreement, General Security Agreement and Subordination Agreement dated August 14, 2017 with a maturity date of August 13, 2018. Also, the conversion price of the Debenture was adjusted to $0.25 per share, subject to certain adjustments. The balance was increased $75,000 during the year ended September 30, 2018. On November 16, 2018, we signed Amendment 1 to Senior Secured Convertible Redeemable Notes dated September 30, 2016 extending the due dates of the Note to February 27, 2019. On September 24, 2018, Mr. Struve converted $200,000 of the Note into 800,000 shares of our common stock. The Company recorded accrued interest of $63,493 as of December 31, 2018.

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

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $32,602 as of December 31, 2018.

11.	NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long-term debt as of December 31, 2018 and September 30, 2018 consisted of the following:

	December 31,	September 30,
	2018	2018

Capital Source Business Finance Group	$46,576	$145,186
Total debt	46,576	145,186
Less current portion of long term debt	(46,576)	(145,186)
Long term debt	$-	$-

Capital Source Business Finance Group

Know Labs, Inc. (the “Company”) finances its TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On June 15, 2018, TransTech entered into a Fifth Modification to the Loan and Security Agreement related to the $500,000 secured credit facility with Capital Source to fund its operations. The Modification extended the maturity to December 12, 2018. The secured credit facility provides for a prime rate interest floor for prime interest of 4.5% plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $500,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Know Labs, including a security interest in all assets of Know Labs. The remaining balance on the accounts receivable must be repaid by the time the secured credit facility expires on December 12, 2018, unless we renew by automatic extension for the next successive term. TransTech has $23,000 available as of December 31, 2018.

On December 6, 2018, Capital Source notified TransTech that the Loan and Security Agreement and Capital Source Credit Facility would be cancelled as of March 12, 2019. Effective December 12, 2018, TransTech entered into the Sixth Modification to the Loan and Security Agreement which reduced the secured credit facility to $200,000.

12.  EQUITY

Authorized Capital Stock

The Company authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

The Company has authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001. As of December 31, 2018, we had 17,811,431 shares of common stock issued and outstanding, held by 123 shareholders of record. The number of shareholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the shareholders for a vote, and no cumulative voting for directors is permitted.  Shareholders do not have any preemptive rights to acquire additional securities issued by us.  As of December 31, 2018, there were options outstanding for the purchase of 2,282,668 common shares, warrants for the purchase of 15,173,398 common shares, and 4,914,071 shares of the Company’s common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock. In addition, the Company has an unknown number of shares (9,020,264 common shares at the current price of $0.25 per share) are issuable upon conversion of convertible debentures of $2,255,066. All of which could potentially dilute future earnings per share.

Voting Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

Series A Preferred Stock

In July 2015, the Company sold Series A Preferred Stock to two investors for a total of $350,000. As of December 31, 2018, the Company had 20,000 Series A Preferred Stock issued and outstanding.

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

Securities Subject to Price Adjustments

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 20,000 outstanding shares of Series A Preferred Stock, 1,785,715 outstanding shares of Series C Preferred Stock, 1,016,004 outstanding shares Series D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $2,255,066 (9,020,264 common shares at the current price of $0.25 per share) and the exercise price of additional outstanding warrants to purchase 12,714,385 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments.

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

The following equity issuances occurred during the three months ended December 31, 2018:

The Company issued 279,929 shares of common stock and cancelled warrants to purchase 20,071 shares of common stock at $0.25 per share to a consultant and an investor related to the cashless exercise of warrants.

Warrants to Purchase Common Stock

The following warrants were issued during the three months ended December 31, 2018:

The Company issued 279,929 shares of common stock and cancelled warrants to purchase 20,071 shares of common stock at $0.25 per share to a consultant and an investor related to the cashless exercise of warrants.

A summary of the warrants outstanding as of December 31, 2018 were as follows:

	December 31, 2018
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	15,473,398	$0.326
Issued	-	-
Exercised	(279,929)	(0.250)
Forfeited	-	-
Expired	(20,071)	(0.250)
Outstanding at end of period	15,173,398	$0.328
Exerciseable at end of period	15,173,398

A summary of the status of the warrants outstanding as of December 31, 2018 is presented below:

	December 31, 2018
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
13,570,286	3.75	$0.250	13,570,286	$0.250
714,286	2.58	0.700	714,286	0.700
882,159	2.87	1.000	882,159	1.000
6,667	0.25	30.000	6,667	30.000
15,173,398	3.34	$0.328	15,173,398	$0.328

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the three months ended December 31, 2018 were as follows:

Assumptions

Dividend yield	0%
Expected life	1-2 years
Expected volatility	125%-145%
Risk free interest rate	..0202-.0214%

There were vested warrants of 14,284,572 as of December 31, 2018 with an aggregate intrinsic value of $9,249,235.

13.	STOCK OPTIONS

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

Stock Option Activity

The Company had the following stock option transactions during the three months ended December 31, 2018:

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

There are currently 2,282,668 options to purchase common stock at an average exercise price of $1.757 per share outstanding as of December 31, 2018 under the 2011 Stock Incentive Plan. The Company recorded $171,498 and $2,147 of compensation expense, net of related tax effects, relative to stock options for the three months ended December 31, 2018 and December 31, 2017and in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.010) and ($0.00) per share, respectively. As of December 31, 2018, there is approximately $1,697,737, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.94 years.

Stock option activity for the three months ended December 31, 2018 and the years ended September 30, 2018 and 2017 was as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2016	50,908	$18.04	$918,627
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(35,504)	(19.507)	(692,568)
Outstanding as of September 30, 2017	15,404	14.675	226,059
Granted	2,180,000	1.683	3,668,500
Exercised	-	-	-
Forfeitures	(12,736)	14.764	(188,040)
Outstanding as of September 30, 2018	2,182,668	1.698	3,706,519
Granted	100,000	3.030	303,000
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding as of December 31, 2018	2,282,668	$1.757	$4,009,519

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2018:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
0.25	530,000	4.86	$0.250	66,250	$0.25
1.28	1,150,000	4.96	1.28	71,875	1.28
3.03	100,000	4.96	3.03	100,000	3.03
4.08-4.20	500,000	4.98	4.08-4.20	-	-
13.500	1,334	0.44	13.50	1,334	13.50
15.000	1,334	-	15.00	-	15.00
	2,282,668	4.94	$1.757	239,459	$1.00

There were stock option grants of 530,000 shares as of December 31, 2018 with an aggregate intrinsic value of $355,100.

14.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Notes 1, 10, 13 and 15 for related party transactions with Ronald P. Erickson.

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $530,102 as of December 31, 2018.

Related Party Transaction with Phillip A. Bosua

See Notes 1, 13 and 15 for related party transactions with Phillip A. Bosua.

Stock Option Grants to Directors

See Note 13 for related party transactions with Directors.

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

Properties and Operating Leases

The Company is obligated under the following non-cancelable operating leases for its various facilities and certain equipment.

Years Ended December 31,	Total
2019	$ 106,190
2020	72,519
2021	14,540
2022	-
2023	-
Beyond	-
Total	$ 193,249

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

16.   SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available. Subsequent to December 31, 2018, there were the following material transactions that require disclosure:

On January 2, 2019, the Company issued 170,000 shares of restricted common stock to a Names Executive Officer and a consultant and for services during 2018.

On January 16, 2019, the Company leased replacement lab facilities and executive offices located at 1517 12th Ave Suite 203 Seattle, WA 98122. The lease commences February 1, 2019 and expires June 30, 2021. The Company leases 2,642 square feet and the net monthly payment is $8,256. The monthly payment increases approximately 3% on June 30, 2019 and 2020.

On January 29, 2019, the Company issued 45,888 shares of common stock and cancelled warrants to purchase 4,112 shares of common stock at $0.25 per share to an investor related to the exercise of warrants.

On January 29, 2019, the Company issued 80,000 shares of common stock and cancelled 20,000 shares of Series A Convertible Preferred Stock at $0.25 per share to an investor related to the conversion of the preferred stock.

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

Our Patents and Intellectual Property

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

EMPLOYEES

As of December 31, 2018, we had thirteen full-time employees and two consultants or consulting groups. Our senior management is located in the Seattle, Washington office.

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

(dollars in thousands)

	Three Months Ended December 31,
	2018	2017	$ Variance	% Variance

Revenue	$602	$1,233	$(631)	-51.2%
Cost of sales	472	985	(513)	52.1%
Gross profit	130	248	(118)	-47.6%
Research and development expenses	207	88	119	-135.2%
Selling, general and administrative expenses	689	414	275	-66.4%
Operating loss	(766)	(254)	(512)	2
Other (expense) income:
Interest expense	(9)	(293)	284	96.9%
Other income (expense)	6	19	(13)	68.4%
Total other income (expense)	(3)	(274)	271	98.9%
(Loss) before income taxes	(769)	(528)	(241)	-45.6%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(769)	$(528)	$(241)	-45.6%

THREE MONTHS ENDED DECEMBER 31, 2018 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2017

Sales

Net revenue for the three months ended December 31, 2018 decreased $631,000 to $602,000 as compared to $1,233,000 for the three months ended December 31, 2017. The decrease was due to lower sales by TransTech. We have focused TransTech on maximizing profits at the lower sales level.

Cost of Sales

Cost of sales for the three months ended December 31, 2018 decreased $513,000 to $472,000 as compared to $985,000 for the three months ended December 31, 2017. The decrease was due to lower sales by TransTech. We have focused TransTech on maximizing profits at the lower sales level.

Gross profit was $130,000 for the three months ended December 31, 2018 as compared to $248,000 for the three months ended December 31, 2017. Gross profit was 21.6% for the three months ended December 31, 2018 as compared to 20.1% for the three months ended December 31, 2017. We have focused TransTech on maximizing profits at the current sales level.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2018 increased $119,000 to $207,000 as compared to $88,000 for the three months ended December 31, 2017. The increase was due to expenditures related to the Consulting and Services Agreement with Phillip A. Bosua, our Chief Product Officer for product development, including the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2018 increased $275,000 to $689,000 as compared to $414,000 for the three months ended December 31, 2017.

The increase primarily was due to (i) increased corporate development expense of $30,000; (ii) increased stock based compensation of $166,000; (iii) increased other expenses of $94,000; offset by (iv) decreased TransTech expenses of $68,000. As part of the selling, general and administrative expenses for the three months ended December 31, 2018, we recorded $61,000 of investor relation expenses and business development expenses.

Other Income (Expense)

Other expense for the three months ended December 31, 2018 was $3,000 as compared to other expense of $274,000 for the three months ended December 31, 2017. The other expense for the three months ended December 31, 2018 included (i) interest expense of $9,000; offset by other income of $6,000.

The other expense for the three months ended December 31, 2017 included (i) interest expense of $293,000; offset by (ii) other expense of $19,000. The interest expense related a senior convertible exchangeable debenture issued on December 12, 2017 in conjunction with a Securities Purchase Agreement dated August 14, 2017.

Net (Loss) Profit

Net loss for the three months ended December 31, 2018 was $769,000 as compared to a net loss of $528,000 for the three months ended December 31, 2017. The net loss for the three months ended December 31, 2018, included non-cash expenses of $235,000. The non-cash items include (i) depreciation and amortization of $62,000; (ii) stock based compensation of $172,000; and (iii) other of $1,000. TransTech’s net loss from operations was $32,000 for the three months ended December 31, 2018 as compared to a net income from operations of 21,000 for the three months ended December 31, 2017.

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

We had cash of approximately $311,000 and a net working capital deficit of approximately $1,469,000 (net of convertible notes payable and notes payable) as of December 31, 2018.  We have experienced net losses since inception and we expect losses to continue as we commercialize our ChromaID™ technology. As of December 31, 2018, we had an accumulated deficit of $35,561,000 and net losses in the amount of 769,000, $3,258,000 and $3,901,000 for the three months ended December 31, 2018 and years ended September 30, 2018 and 2017, respectively. We believe that our cash on hand will be sufficient to fund our operations through February 28, 2019.

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

We finance our TransTech operations from operations and a Secured Credit Facility with Capital Source Business Finance Group. On June 15, 2018, TransTech entered into a Fifth Modification to the Loan and Security Agreement related to the $500,000 secured credit facility with Capital Source to fund its operations. The Modification extended the maturity to December 12, 2018. The secured credit facility provides for a prime rate interest floor for prime interest of 4.5% plus 2.5%. The eligible borrowing is based on 80% of eligible trade accounts receivable, not to exceed $500,000. The secured credit facility is collateralized by the assets of TransTech, with a guarantee by Know Labs, including a security interest in all assets of Know Labs. The remaining balance on the accounts receivable must be repaid by the time the secured credit facility expires on December 12, 2018, unless we renew by automatic extension for the next successive term. TransTech has $23,000 available as of December 31, 2018.

On December 6, 2018, Capital Source notified TransTech that the Loan and Security Agreement and Capital Source Credit Facility would be cancelled as of March 12, 2019. Effective December 12, 2018, TransTech entered into the Sixth Modification to the Loan and Security Agreement which reduced the secured credit facility to $200,000.

Operating Activities

Net cash used in operating activities for the three months ended December 31, 2018 was $522,000. This amount was primarily related to (i) a net loss of $769,000; (ii) a decrease in deferred revenue of $56,000; and (iii) a decrease in accounts payable and accrued expenses of $95,000 offset by (iv) a decrease in accounts receivable of $113,000; (v) other of $49,000; and (vi) non-cash expenses of $235,000. The non-cash items include (vii) depreciation and amortization of $62,000; (viii) stock based compensation of $172,000; and (ix) other of $1,000.

Investing Activities

Net cash used in investing activities for the three months ended December 31, 2018 was $3,000. This amount was primarily related to the investment in equipment for the lab.

Financing Activities

Net cash used in financing activities for the three months ended December 31, 2018 was $99,000. This amount was primarily related to repayments of line of credit of $99,000.

Our contractual cash obligations as of December 31, 2018 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$193,249	$106,190	$72,519	$14,540	$-
Convertible notes payable	2,255,066	2,255,066	-	-	-
Notes payable	46,576	46,576	-	-	-
Capital expenditures	280,000	60,000	110,000	110,000	-
	$2,774,891	$2,467,832	$182,519	$124,540	$-

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

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2018 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2018, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

We are currently operating at a loss. We believe that our cash on hand will be sufficient to fund our operations through February 28, 2019. We need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.  We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.  There can there can be no assurance that we will be able to sell that number of shares, if any.

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

As of December 31, 2018, we owe approximately $2,831,744 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

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

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation and interest of approximately $530,102. The Company owes Mr. Erickson, or entities with which he is affiliated, $1,714,168 as of December 31, 2018.

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

Including Mr. Erickson, we owe $2,255,066 under various convertible promissory notes as of December 31, 2018.

We owe Capital Source $46,576 under a credit facility.

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

We have experienced net losses since inception. As of December 31, 2018, we had an accumulated deficit of $35,561,000 and net losses in the amount of $769,000, $3,258,000 and $3,901,000 for the three months ended December 31, 2018 and years ended September 30, 2018 and 2017, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our ChromaID business has produced minimal revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

There is no assurance that we will be successful in developing continuous glucose monitoring medical applications for our technology.

If we were to be successful in developing continuous glucose monitoring medical applications of our technology, prior approval by the FDA and other governmental regulatory bodies will be required before the technology could be introduced into the marketplace.

There is no assurance that such regulatory approval would be obtained for a continuous glucose monitoring medical diagnostic or other applications requiring such approval.

The FDA can refuse to grant, delay, limit or deny approval of an application for approval of our UBAND CGM for many reasons.

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

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 20,000 outstanding shares of Series A Preferred Stock, 1,785,715 outstanding shares of Series C Preferred Stock, 3,108,356 outstanding shares Series D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $2,255,066 (currently 9,020,264 at $0.25 per share) and the exercise price of additional outstanding warrants to purchase 12,714,385 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments.

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

Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “blue sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities held by many of our stockholders have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. Investors should consider the secondary market for our securities to be a limited one.

Three individual investors could have significant influence over matters submitted to stockholders for approval.

As of December 31, 2018, four individuals in the aggregate, assuming the exercise of all warrants to purchase common stock, hold shares representing approximately 61% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, the agreement with one of these individuals limits his ownership to 4.99% individually. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of December 31, 2018, we had 17,811,431 shares of common stock issued and outstanding, held by 123 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of December 31, 2018, there were options outstanding for the purchase of 2,282,668 common shares, warrants for the purchase of 15,173,398 common shares, and 4,914,071 shares of our common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock. In addition, we have an unknown number of shares (9,020,264 common shares at the current price of $0.25 per share) are issuable upon conversion of convertible debentures of $2,255,066. All of which could potentially dilute future earnings per share.

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

An issuance of additional shares of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over our common stock and could, upon conversion or otherwise, have all of the rights of our common stock.  Our Board of Directors’ authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.  The issuance of preferred stock could impair the voting, dividend and liquidation rights of common stockholders without their approval.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2018, we had the following unregistered sales of equity securities:

We issued 279,929 shares of common stock and cancelled warrants to purchase 20,071 shares of common stock at $0.25 per share to a consultant and an investor related to the exercise of warrants. These shares were issued in transactions that were not registered under the Act in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

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

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)             Exhibits

Exhibit No.	Description

3.1	Restatement of the Articles of Incorporation dated September 13, 2013 (incorporated by reference to the Company's Current Report on Form 8-K/A2, filed September 17, 2013)

3.2	Amended and Restated Bylaws (incorporated by reference to the Company's Form 8-K, filed August 17, 2012)

3.3	Certificate of Amendment to the Restatement of the Articles of Incorporation dated June 11, 2015 (incorporated by reference to the Company's Current Report on Form 8-K, filed June 17, 2015)

3.4
Amended and Restated Certificate of Designations, Preferences and Rights of the Company's Series A Convertible Preferred Stock dated July 21, 2015 (incorporated by reference to the Company's Current Report on Form 8-K, filed July 29, 2015)

3.5
Correction to Amended and Restated Certificate of Designations, Preferences and Rights of its Series A Convertible Preferred Stock dated March 8, 2016 (incorporated by reference to the Company's Current Report on Form 8-K, filed March 15, 2016)

3.6	Amendment 2 of Series A Preferred Stock Terms dated February 19, 2016 (incorporated by reference to the Company's Current Report on Form 8-K, filed March 15, 2016)

3.7	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to the Company's Current Report on Form 8-K, filed August 11, 2016)

3.8	Form of Series C Convertible Preferred Stock 2016 (incorporated by reference to the Company's Registration Statement on Form S-1, filed September 1, 2016)

3.9
Certificate of Correction and Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to the Company's Amended Current Report on Form 8-K/A, filed January 9, 2017)

3.10	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to the Company's Current Report on Form 8-K, filed on February 10, 2017)

3.11
Amended and Restated Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock. (incorporated by reference to the Company's Current Report on Form 8-K, filed May 5, 2017)

3.12
Second Amended and Restated Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to the Company's Current Report on Form 8-K, filed July 19, 2018)

3.13	Articles of Merger (incorporated by reference to the Company's Current Report on Form 8-K, filed May 3, 2018)

3.14
Second Amended and Restated Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to the Company's Current Report on Form 8-K, filed July 20, 2018)

3.15	Certificate of Designation of Series F Preferred Stock (incorporated by reference to the Company's Current Report on Form 8-K, filed August 3, 2018)

4.1	2011 Stock Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A, filed January 11, 2013)

10.1
Form of Preferred Stock and Warrant Purchase Agreement by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company's Current Report on Form 8-K, filed May 5, 2017)

10.2
Form of Amended and Restated Registration Rights Agreement. by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company's Current Report on Form 8-K, filed May 5, 2017)

10.3
Form of Series F Warrant to Purchase Common Stock by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company's Current Report on Form 8-K, filed May 5, 2017)

10.4
Securities Purchase Agreement dated August 14, 2017 by and between Visualant, Incorporated and accredited investor (incorporated by reference to the Company's Current Report on Form 8-K, filed August 18, 2017)

10.5
Senior Secured Convertible Redeemable Debenture dated December 12, 2017 by and between Visualant, Incorporated and accredited investor. (incorporated by reference to the Company's Current Report on Form 8-K, filed December 22, 2017)

10.6
General Security Agreement dated December 12, 2017 by and between Visualant, Incorporated and accredited investor (incorporated by reference to the Company's Current Report on Form 8-K, filed August 18, 2017)

10.7
Common Stock Purchase Warrant dated December 12, 2017 issued by Visualant, Incorporated to accredited investor. (incorporated by reference to the Company's Current Report on Form 8-K, filed December 22, 2017)

10.8
Schedule A to Subordination Agreement dated December 12, 2017 by and between an entity affiliated with Ronald P. Erickson and accredited investor. (incorporated by reference to the Company's Current Report on Form 8-K, filed December 22, 2017)

10.9
Senior Secured Convertible Redeemable Debenture dated February 28, 2018 by and between Visualant, Incorporated and accredited investor. (incorporated by reference to the Company's Current Report on Form 8-K, filed March 7, 2018)

10.10
Common Stock Purchase Warrant dated February 28, 2018 issued by Visualant, Incorporated to accredited investor. (incorporated by reference to the Company's Current Report on Form 8-K, filed March 7, 2018)

10.11	Consulting and Services Agreement dated July 6, 2017 amongst Visualant, Incorporated, Blaze, Inc. and Phillip A. Bosua (incorporated by reference to the Company's Form 10-K filed on December 29, 2017)

10.12
Note and Account Payable Conversion Agreement dated January 31, 2018 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company's Current Report on Form 8-K, filed March 21, 2018)

10.13
Convertible Redeemable Promissory Note dated January 31, 2018 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company's Current Report on Form 8-K, filed March 21, 2018)

10.14
Convertible Redeemable Promissory Note for Accounts Payable dated January 31, 2018 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company's Current Report on Form 8-K, filed March 21, 2018)

10.15
Common Stock Purchase Warrant dated January 31, 2018 by and between Visualant, Incorporated and Ronald P. Erickson (incorporated by reference to the Company's Current Report on Form 8-K, filed March 21, 2018)

10.16	Common Stock Purchase Warrant dated January 31, 2018 by and between Visualant, Incorporated and J3E2A2ZLP (incorporated by reference to the Company's Current Report on Form 8-K, filed March 21, 2018)

10.17	Employment Agreement dated April 10, 2018 by and between Visualant, Incorporated and Phillip A. Bosua. (incorporated by reference to the Company's Annual Report on Form 10-K, filed December 21, 2018)

10.18
Amended Employment Agreement dated April 10, 2018 by and between Visualant, Incorporated and Ronald P. Erickson. (incorporated by reference to the Company's Annual Report on Form 10-K, filed December 21, 2018)

10.19
Agreement and Plan of Merger, dated as of April 10, 2018, by and among Visualant, Incorporated, 500 Union Corporation, and RAAI Lighting, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K, filed December 21, 2018)

10.20	Certificate of Merger, dated as of April 10, 2018, by 500 Union Corporation (incorporated by reference to the Company's Current Report on Form 8-K, filed April 17, 2018)

10.21
Fifth Modification of Loan and Security Agreement dated June 6, 2017 by and between TransTech Systems, Inc. and Capital Source Business Finance Group (incorporated by reference to the Company's Current Report on Form 8-K, filed June 26, 2018)

10.22	Form of subscription agreement (incorporated by reference to the Company's Current Report on Form 8-K, filed June 29, 2018)

10.23	Form of common stock purchase warrant (incorporated by reference to the Company's Current Report on Form 8-K, filed June 29, 2018)

10.24
Amendment 1 dated November 16, 2018 to Senior Secured Convertible Redeemable Note dated September 30, 2016 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company's Current Report on Form 8-K, filed November 16, 2018)

10.25
Amendment 1 dated November 16, 2018 to Senior Secured Convertible Redeemable Note dated August 14, 2017 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company's Current Report on Form 8-K, filed November 16, 2018)

10.26
Amendment 1 dated November 16, 2018 to Senior Secured Convertible Redeemable Note dated December 12, 2017 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company's Current Report on Form 8-K, filed November 16, 2018)

10.27
Sixth Modification of Loan and Security Agreement effective December 12, 2018 by and between TransTech Systems, Inc. and Capital Source Business Finance Group (incorporated by reference to the Company's Current Report on Form 8-K, filed December 20, 2018)

14.1	Code of Ethics dated November 2018 (incorporated by reference to the Company's Current Report on Form 8-K, filed November 27, 2018)

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14. Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14. Filed herewith.

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act. Filed herewith.

32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act. Filed herewith.

99.1	Audit Committee Charter dated November 2018 (incorporated by reference to the Company's Current Report on Form 8-K, filed November 27, 2018)

99.2	Compensation Committee Charter dated November 2018 (incorporated by reference to the Company's Current Report on Form 8-K, filed November 27, 2018)

99.3	Nominations and Corporate Governance Committee Charter dated November 2018 (incorporated by reference to the Company's Current Report on Form 8-K, filed November 27, 2018)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

KNOW LABS, INC.

(Registrant)

Date: February 12, 2019	By:	/s/ Phillip A Bosua
Phillip A. Bosua
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: February 12, 2019	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)