Form 10-Q
period 2019-03-31
KNOW LABS, INC.
filed 2019-05-15
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of May 15, 2019: 22,285,439 shares.

ITEM 1.    FINANCIAL STATEMENTS

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	September 30, 2018
ASSETS	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$3,061,901	$934,407
Accounts receivable, net of allowance of $60,000 and $60,000, respectively	193,372	320,538
Prepaid expenses	12,844	20,140
Inventories, net	100,989	203,582
Total current assets	3,369,106	1,478,667

EQUIPMENT, NET	197,536	169,333

OTHER ASSETS
Intangible assets	361,112	447,778
Other assets	15,867	7,170

TOTAL ASSETS	$3,943,621	2,102,948

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,298,278	1,512,617
Accounts payable - related parties	7,395	12,019
Accrued expenses	81,339	72,140
Accrued expenses - related parties	644,099	657,551
Deferred revenue	-	55,959
Convertible notes payable	2,255,065	2,255,066
Notes payable - current portion of long term debt	-	145,186
Total current liabilities	4,286,176	4,710,538

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at 3/31/2019 and 9/30/2018, respectively	-	-

Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 0 shares and 20,000 shares issued and outstanding at 3/31/2019 and 9/30/2018, respectively	-	11

Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized, 1,785,715 shares issued and outstanding at 3/31/2019 and 9/30/2018, respectively	1,790	1,790

Series D Convertible Preferred stock - $0.001 par value, 1,016,014 shares authorized, 1,016,004 shares issued and outstanding at 3/31/2019 and 9/30/2018, respectively	1,015	1,015

Common stock - $0.001 par value, 100,000,000 shares authorized, 22,002,904 and 17,531,502 shares issued and outstanding at 3/31/2019 and 9/30/2018, respectively	22,003	17,532
Additional paid in capital	36,917,782	32,163,386
Accumulated deficit	(37,285,145)	(34,791,324)
Total stockholders' deficit	(342,555)	(2,607,590)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,943,621	$2,102,948

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

REVENUE	$593,712	$1,092,228	1,195,921	$2,325,085
COST OF SALES	454,839	865,571	927,125	1,850,594
GROSS PROFIT	138,873	226,657	268,796	474,491
RESEARCH AND DEVELOPMENT EXPENSES	184,024	153,300	391,014	241,020
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,678,335	578,097	2,367,781	992,462
OPERATING LOSS	(1,723,486)	(504,740)	(2,489,999)	(758,991)

OTHER INCOME (EXPENSE):
Interest expense	(7,750)	(793,837)	(16,876)	(1,087,039)
Other income	6,618	(577)	13,054	18,611
Total other income (expense)	(1,132)	(794,414)	(3,822)	(1,068,428)

(LOSS) BEFORE INCOME TAXES	(1,724,618)	(1,299,154)	(2,493,821)	(1,827,419)

Income taxes - current provision	-	-	-	-

NET (LOSS)	$(1,724,618)	$(1,299,154)	(2,493,821)	$(1,827,419)

Basic and diluted loss per common share attributable to Know Labs,
Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.09)	$(0.25)	(0.14)	$(0.37)

Weighted average shares of common stock outstanding- basic and diluted	19,297,126	5,128,144	18,424,608	4,889,218

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,493,821)	$(1,827,419)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	133,019	30,462
Issuance of capital stock for services and expenses	348,900	70,641
Stock based compensation- warrants	336,835	-
Conversion of interest	-	64,233
Stock based compensation- stock option grans	263,147	7,334
Amortization of debt discount	-	475,174
Conversion of accrued liabilities- related parties to notes payable	-	491,802
Provision on loss on accounts receivable	8,728	21,406
Impairment of goodwill	-	110,545
Changes in operating assets and liabilities:
Accounts receivable	118,438	114,918
Prepaid expenses	7,296	4,292
Inventory	102,593	21,616
Other assets	(8,697)	(2,100)
Accounts payable - trade and accrued expenses	(223,216)	33,193
Deferred revenue	(55,959)	(58,615)
NET CASH (USED IN) OPERATING ACTIVITIES	(1,462,737)	(442,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in research and development equipment	(74,556)	-
NET CASH (USED IN) BY INVESTING ACTIVITIES:	(74,556)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	3,809,975	-
(Repayments) from line of credit	(145,188)	(190,663)
Proceeds from convertible notes payable	-	530,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,664,787	339,337

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,127,494	(103,181)

CASH AND CASH EQUIVALENTS, beginning of period	934,407	103,181

CASH AND CASH EQUIVALENTS, end of period	$3,061,901	$-

Supplemental disclosures of cash flow information:
Interest paid	$7,750	$20,243
Taxes paid	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature	$-	$348,096
Conversion of accrued liabilities- related parties to notes payable	$-	$482,014

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2018, filed with the Securities and Exchange Commission (“SEC”) on December 21, 2018. The results of operations for the six months ended March 31, 2019 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

In 2010, the Company acquired TransTech Systems, Inc. as an adjunct to its business. TransTech is a distributor of products for employee and personnel identification. TransTech has provided all of the Company’s revenues.

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

2.
GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,493,821, $3,257,597 and $3,901,232 for the six months ended March 31, 2019 and the years ended September 30, 2018 and 2017, respectively. Net cash used in operating activities was $1,462,737, $1,117,131 and $1,264,324 for the three months ended March 31, 2019 and for the years ended September 30, 2018 and 2017, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2019, the Company’s accumulated deficit was $37,285,145.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, the Company’s Chief Executive Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2018 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

The Company believe that its cash on hand will be sufficient to fund our operations until December 31, 2019. We need additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $35,000 reserve for impaired inventory as of March 31, 2019 and September 30, 2018, respectively.

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

The Company’s research and development efforts are primarily focused improving the core foundational ChromaID technology and developing new and unique applications for the technology. As part of this effort, the Company typically conduct testing to ensure that ChromaID application methods are compatible with the customer’s requirements, and that they can be implemented in a cost effective manner. The Company is also actively involved in identifying new application methods. Know Lab’s team has considerable experience working with the application of light-based technologies and their application to various industries. The Company believes that its continued development of new and enhanced technologies relating to our core business is essential to its future success. The Company spent $391,014, $570,514 and $79,405 during the six months ended March 31, 2019 and the years ended September 30, 2018 and 2017, respectively, on research and development activities.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of March 31, 2019 and September 30, 2018 are based upon the short-term nature of the assets and liabilities.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of March 31, 2019, there were options outstanding for the purchase of 2,282,668 common shares, warrants for the purchase of 17,572,583 common shares, and 4,894,071 shares of the Company’s common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock. In addition, the Company has an unknown number of shares (9,020,264 common shares at the current price of $0.25 per share) are issuable upon conversion of convertible debentures of $2,255,065. All of which could potentially dilute future earnings per share.

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

4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $193,372 and $320,538, net of allowance, as of March 31, 2019 and September 30, 2018, respectively. The Company had two customers in excess of 10% (14.8% and 10.1%) of the Company’s consolidated revenues for the three months ended March 31, 2019. The Company had two customers in excess of 10% (21.7%,and 20.7%) with accounts receivable in excess of 10% as of March 31, 2019. The Company has a total allowance for bad debt in the amount of $60,000 as of March 31, 2019. The decrease in accounts receivable related to lower sales and purchases at TransTech.

5.  INVENTORIES

Inventories were and $100,989 and $203,582 as of March 31, 2019 and September 30, 2018, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There was a $35,000 reserve for impaired inventory as of September 30, 2018 and 2017, respectively. The decrease in inventory related to lower sales at TransTech.

6. FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $197,536 and $169,333 as of March 31, 2019 and September 30, 2018, respectively. Accumulated depreciation was $717,019 and $670,666 as of March 31, 2019 and September 30, 2018, respectively. Total depreciation expense was $46,354 and $30,462 for the six months ended March 31, 2019 and 2017, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of March 31, 2019 was comprised of the following:

	Estimated	March 31, 2019
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$406,861	$42,681	$449,542
Leasehold improvements	2-3 years	276,112	-	276,112
Furniture and fixtures	2-3 years	58,051	95,020	153,071
Software and websites	3- 7 years	35,830	-	35,830
Less: accumulated depreciation		(579,318)	(137,701)	(717,019)
		$197,536	$-	$197,536

7.  INTANGIBLE ASSETS

Intangible assets as of March 31, 2019 and September 30, 2018 consisted of the following:

	Estimated	March 31,	September 30,
	Useful Lives	2019	2018

Technology	3 years	$520,000	$520,000
Less: accumulated amortization		(158,888)	(72,222)	(86,666)
Intangible assets, net		$361,112	$447,778

Total amortization expense was $86,666 and $0 for the six months ended March 31, 2019 and 2018, respectively.

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

8. ACCOUNTS PAYABLE

Accounts payable were $1,298,278 and $1,517,617 as of March 31, 2019 and September 30, 2018, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company. The Company had two vendors (12.3% and 10.0%) with accounts payable in excess of 10% of its accounts payable as of March 31, 2019. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

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

There was no derivative liability as of March 31, 2019 and September 30, 2018.

10. CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of March 31, 2019 and September 30, 2018 consisted of the following:

Convertible Promissory Notes with Clayton A. Struve

As of March 31, 2019, the Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. The Company recorded accrued interest of $58,411 as of March 31, 2019. On May 8, 2019, the Company signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to September 30, 2019.

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $41,361 as of March 31, 2019. On May 8, 2019, the Company signed Amendment 1 to the convertible redeemable promissory notes, extending the due dates to September 30, 2019 and increasing the interest rate to 6%.

11.
NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long-term debt as of March 31, 2019 and September 30, 2018 consisted of the following:

	March 31,	September 30,
	2019	2018

Capital Source Business Finance Group	$-	$145,186
Total debt	-	145,186
Less current portion of long term debt	-	(145,186)
Long term debt	$-	$-

Capital Source Business Finance Group

On March 12, 2019, Capital Source cancelled the Loan and Security Agreement and Capital Source Credit Facility with TransTech. TransTech repaid the remaining $15,165 due on the Secured Credit Facility. On March 27, 2019, the Company received notice that the UCC Financing Statement filed by Capital Source to secure a parent Company guarantee was terminated and cancelled by the State of Nevada.

12. EQUITY

Authorized Capital Stock

The Company authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

As of March 31, 2019, the Company had 22,002,904 shares of common stock issued and outstanding, held by 122 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of March 31, 2019, there were options outstanding for the purchase of 2,282,668 common shares, warrants for the purchase of 17,572,583 common shares, and 4,894,071 shares of the Company’s common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock. In addition, the Company has an unknown number of shares (9,020,264 common shares at the current price of $0.25 per share) are issuable upon conversion of convertible debentures of $2,255,066. All of which could potentially dilute future earnings per share.

Voting Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

Series A Preferred Stock

On January 29, 2019, a holder of Series A Preferred Stock converted 20,000 shares into 80,000 shares of common stock. There are no Series A Preferred Stock outstanding as of March 31, 2019.

Series C and D Preferred Stock and Warrants

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments.

As of March 31, 2019, the Company has 3,108,356 of Series D Preferred Stock outstanding with Clayton A. Struve, an accredited investor, outstanding. On August 14, 2017, the price of the Series D Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments.

Series F Preferred Stock

On August 1, 2018, the Company filed with the State of Nevada a Certificate of Designation establishing the Designations, Preferences, Limitations and Relative Rights of Series F Preferred Stock. The Designation authorized 500 shares of Series F Preferred Stock. The Series F Preferred Stock shall only be issued to the current Board of Directors on the date of the Designation’s filing and is not convertible into common stock. As set forth in the Designation, the Series F Preferred Stock has no rights to dividends or liquidation preference and carries rights to vote 100,000 shares of common stock per share of Series F upon a Trigger Event, as defined in the Designation. A Trigger Event includes certain unsolicited bids, tender offers, proxy contests, and significant share purchases, all as described in the Designation. Unless and until a Trigger Event, the Series F shall have no right to vote. The Series F Preferred Stock shall remain issued and outstanding until the date which is 731 days after the issuance of Series F Preferred Stock (“Explosion Date”), unless a Trigger Event occurs, in which case the Explosion Date shall be extended by 183 days.

Securities Subject to Price Adjustments

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 1,785,715 outstanding shares of Series C Preferred Stock, 1,016,004 outstanding shares Series D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $2,255,066 (9,020,264 common shares at the current price of $0.25 per share) and the exercise price of additional outstanding warrants to purchase 12,664,385 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments.

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

The following equity issuances occurred during the six months ended March 31, 2019:

During the six months ended March 31, 2019, the Company issued 336,427 shares of common stock and cancelled warrants to purchase 26,573 shares of common stock at $0.25 per share to two consultants and two investors related to the cashless exercise of warrants.

During the six months ended March 31, 2019, the Company issued 145,000 shares of common stock for services provided by two consultants. The shares were valued at $246,900 or $1.703 per share.

On January 2, 2019, the Company issued 100,000 shares of common stock for services provided to Ronald P. Erickson. The shares were valued at $102,000 or $1.02 per share.

On January 29, 2019, a holder of Series A Preferred Stock converted 20,000 shares into 80,000 shares of common stock.

Private Placements

On March 4, 2019, the Company closed rounds one and two of a private placement and received gross proceeds of $2,409,975 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to 26 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

On March 18, 2019, Company closed round three of a private placement and received gross proceeds of $1,400,000 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to 8 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

The Convertible Notes have a principal amount of $3,809,975 and bear annual interest of 8%. Both the principal amount of and the interest are payable on a payment-in-kind basis in shares of Common Stock of the Company. They are due and payable in common stock on the earlier of (a) mandatory and automatic conversion of the Convertible Notes into a financing that yields gross proceeds of at least $10,000,000 or (b) on the one-year anniversary of the Convertible Notes. Investors will be required to convert their Convertible Notes into Common Stock in any $10,000,000 financing at a conversion price per share equal to the lower of (i) $1.00 per share or (ii) a 25% discount to the price per share paid by investors in the $10,000,000 Financing. If the Convertible Notes have not been paid or converted prior to the Maturity Date, the outstanding principal amount of the Convertible Notes will be automatically converted into shares of Common Stock at the lesser of (a) $1.00 per share or (b) any adjusted price resulting from the application of a “most favored nations” provision, which requires the issuance of additional shares of Common Stock to investors if the Company issues certain securities at less than the then-current conversion price.

The Warrants were granted on a 1:0.5 basis (one-half Warrant for each full share of Common Stock into which the Convertible Notes are convertible). The Warrants have a five-year term and an exercise price equal to 120% of the per share conversion price of the Qualified Financing or other mandatory conversion.

The Convertible Notes are initially convertible into 3,809,975 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 1,904,988 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments.

In connection with the private placement, the placement agent for the Convertible Notes and the Warrants received a cash fee of $324,798 and warrants to purchase 487,197 shares of the Company’s common stock, all based on 8% of gross proceeds to the Company. The placement agent has also received a $25,000 advisory fee.

As part of the Purchase Agreement, the Company entered into a Registration Rights Agreement, which grants the investors “demand” and “piggyback” registration rights to register the shares of Common Stock issuable upon the conversion of the Convertible Notes and the exercise of the Warrants with the Securities and Exchange Commission for resale or other disposition. In addition, the Convertible Notes are subordinated to certain senior debt of the Company pursuant to a Subordination Agreement executed by the investors.

The Convertible Notes and Warrants were issued in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”) in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

The Company expects to continue offering additional Convertible Notes and Warrants on substantially the same terms until April 15, 2019 (unless extended at the discretion of the Company) or until the Company has raised a maximum of $5 million in gross proceeds (or such other amount determined by the Company in its discretion). The offering was extended until May 31, 2019.

Warrants to Purchase Common Stock

The following warrants were issued during the six months ended March 31, 2019:

The Company issued 336,427 shares of common stock and cancelled warrants to purchase 26,573 shares of common stock at $0.25 per share to two consultants and two investors related to the cashless exercise of warrants.

The Company issued warrants to purchase 70,000 shares of common stock at $1.61 to$2.72 per share to three consultants. The warrants were valued at $30,325 or 0.79 to $1.11 per share. The warrants expire during the first quarter of 2024.

Private Placements

The Warrants issued for the private placements discussed above were granted on a 1:0.5 basis (one-half Warrant for each full share of Common Stock into which the Convertible Notes are convertible). The Warrants have a five-year term and an exercise price equal to 120% of the per share conversion price of the Qualified Financing or other mandatory conversion.

The Warrants are initially exercisable for 1,904,988 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments.

In connection with the private placement, the placement agent for the Convertible Notes and the Warrants received warrants to purchase 487,197 shares of the Company’s common stock, all based on 8% of gross proceeds to the Company.

A summary of the warrants outstanding as of March 31, 2019 were as follows:

	March 31, 2019
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	15,473,398	$0.326
Issued	2,462,185	1.222
Exercised	(336,427)	(0.250)
Forfeited	-	-
Expired	(26,573)	(0.250)
Outstanding at end of period	17,572,583	$0.453
Exerciseable at end of period	17,572,583

A summary of the status of the warrants outstanding as of March 31, 2019 is presented below:

	March 31, 2019
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
13,507,286	3.50	$0.250	13,507,286	$0.250
714,286	2.33	0.700	714,286	0.700
882,159	2.62	1.000	882,159	1.000
2,442,185	4.93	1.20-1.50	2,442,185	1.20-1.50
20,000	4.92	2.34-4.08	20,000	2.34-4.08
6,667	-	30.000	6,667	30.000
17,572,583	3.78	$0.453	17,572,583	$0.453

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the six months ended March 31, 2019 were as follows:

Assumptions

Dividend yield	0%
Expected life	1 yr
Expected volatility	125%
Risk free interest rate	2.0%

There were vested warrants of 16,613,757 as of March 31, 2019 with an aggregate intrinsic value of $14,664,327.

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

Stock Option Activity

The Company had the following stock option transactions during the six months ended March 31, 2019:

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

On March 26, 2019, the Board awarded an employee a stock option grant to acquire 10,000 shares of the Company’s Common stock for each $1,000,000 raised by the Company in revenue generated in a planned Kickstarter campaign. In addition, the employee was granted a stock option grant to acquire 130,000 shares of the Company’s common which vests upon approval of the Company’s blood glucose measurement technology by the U.S. Food and Drug Administration. The grants were valued at $1.50 per share and expire on March 26, 2024.

On March 26, 2019, the Board awarded an employee a stock option grant to acquire 10,000 shares of the Company’s Common stock for each $1,000,000 raised by the Company in revenue generated in a planned Kickstarter campaign. In addition, the employee was granted a stock option grant to acquire 130,000 shares of the Company’s common which vests upon approval of the Company’s blood glucose measurement technology by the U.S. Food and Drug Administration. The grants were valued at $1.50 per share and expire on March 26, 2024.

There are currently 2,282,668 options to purchase common stock at an average exercise price of $1.757 per share outstanding as of March 31, 2019 under the 2011 Stock Incentive Plan. The Company recorded $263,145 and $7,334 of compensation expense, net of related tax effects, relative to stock options for the six months ended March 31, 2019 and 2018 and in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.010) and ($0.000) per share, respectively. As of March 31, 2019, there is approximately $1,606,089, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.69 years.

Stock option activity for the three months ended March 31, 2019 was as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2018	2,182,668	$1.698	$3,706,519
Granted	100,000	3.030	303,000
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding as of March 31, 2019	2,282,668	$1.757	$4,009,519

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2019:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
0.25	530,000	4.61	$0.250	99,375	$0.25
1.28	1,150,000	4.71	1.28	143,750	1.28
3.03	100,000	4.71	3.03	100,000	3.03
4.08-4.20	500,000	4.73	4.08-4.20	31,250	4.08-4.20
13.500	1,334	0.38	13.50	1,334	13.50
15.000	1,334	-	15.00	-	15.00
	2,282,668	4.69	$1.757	375,709	$1.755

There were stock option grants of 530,000 shares as of March 31, 2019 with an aggregate intrinsic value of $535,300.

14.
OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Notes 10 and 13 for related party transactions with Ronald P. Erickson.

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $478,861 as of March 31, 2019.

Related Party Transaction with Phillip A. Bosua

See Note 13 for related party transactions with Phillip A. Bosua.

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

Properties and Operating Leases

The Company is obligated under the following non-cancelable operating leases for its various facilities and certain equipment.

Years Ended March 31,	Total
2020	$187,652
2021	196,526
2022	5,816
2023	-
2024	-
Beyond	-
Total	$389,994

Corporate Offices

On April 13, 2017, the Company leased its executive office located at 500 Union Street, Suite 810, Seattle, Washington, USA, 98101. The Company leases 943 square feet and the net monthly payment is $2,672. The monthly payment increases approximately 3% each year and the lease expires on May 31, 2022.

Lab Facilities and Executive Offices

On May 1, 2018, the Company leased its lab facilities and executive offices located at 304 Alaskan Way South, Suite 102, Seattle, Washington, USA, 98101. The Company leases 2,800 square feet and the net monthly payment is $4,000. The lease expired on April 30, 2019.

On February 1, 2019, the Company leased its lab facilities and executive offices located at 915 E Pine Street, Suite 212, Seattle, WA 98122. The Company leases 2,642 square feet and the net monthly payment is $8,256. The monthly payment increases approximately 3% on July 1, 2019 and annually thereafter. The lease expires on June 30, 2021 and can be extended.

TransTech Facilities

TransTech is located at 12142 NE Sky Lane, Suite 130, Aurora, OR 97002. TransTech leases a total of approximately 6,340 square feet of office and warehouse space for its administrative offices, product inventory and shipping operations. Effective December 1, 2017, TransTech leases this office from December 1, 2017 at $4,465 per month. The monthly payment increases approximately 3% each year and the lease expires on January 31, 2020. Until December 1, 2017, TransTech leased this office on a month to month basis at $6,942 per month. TransTech terminated this lease effective May 31, 2019.

16.   SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available. Subsequent to March 31, 2019, there were the following material transactions that require disclosure:

Convertible Promissory Notes with Clayton A. Struve

As of March 31, 2019, the Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. The Company recorded accrued interest of $58,411 as of March 31, 2019. On May 8, 2019, the Company signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to September 30, 2019.

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $41,361 as of March 31, 2019. On May 8, 2019, the Company signed Amendment 1 to the convertible redeemable promissory notes, extending the due dates to September 30, 2019 and increasing the interest rate to 6%.

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

In 2010, we acquired TransTech Systems, Inc. as an adjunct to our business. TransTech is a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of the Company’s revenues. The financial results from our TransTech subsidiary have been diminishing as vendors of their products increasingly move to the Internet and direct sales to their customers. While it does provide our current revenues it is not central to our current focus as a Company. Moreover, we have written down any goodwill associated with its historic acquisition. We continue to closely monitor this subsidiary. We expect it to wind down completely prior to the end of our current fiscal year.

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

In normal operation, a ChromaID master or reference scan is generated and stored in a database. We call this the ChromaID Reference Library. The scan head can then scan similar materials to identify, authenticate or diagnose them by comparing the new ChromaID digital signature scan to that of the original or reference ChromaID signature or scan result. Over time, we believe the ChromaID Reference Libraries can become a significant asset of the Company, providing valuable information in numerous fields of use. The Reference Libraries for our newly developed Bio-RFID will have a similar promise regarding their utility and value.

The Company’s latest technology platform is called Bio-RFID. Working in our lab over the past year and a half, we have developed extensions and new inventions derived in part from our ChromaID technology which we refer to as Bio-RFID technology. We are rapidly advancin the development of this technology. We have announced over the past several months that we have successfully been able to non-invasively ascertain blood glucose levels in humans. We are building the internal and external development team necessary to commercialize this newly discovered technology as well as make additional patent filings covering the intellectual property created with these new inventions. The first applications of our Bio-RFID technology will be in a product we call the UBAND™. The first UBAND product will be marketed as a real time calorie counter. It is a wearable product which will be worn on the wrist and communicate with a smart phone device via Bluetooth connectivity. It will provide the user with real time information on their caloric consumption from carbohydrates.

We have also announced the results of laboratory-based comparison testing between our Bio-RFID technology and the leading continuous glucose monitors from Abbott Labs (Freestyle Libre®) and DexCom (G5®). These results provide evidence of a high degree of correlation between our Bio-RFID based technology and the current industry leaders. Our technology is fundamentally differentiated from these industry leaders as it is completely non-invasive.

We expect to begin the process of obtaining US Food and Drug Administration (FDA) approval of our non-invasive continuous blood glucose monitoring device during calendar year 2019. To guide us in that undertaking we have announced the hiring of a Chief Medical Officer and formed a Medical and Regulatory Advisory Board to guide us through the FDA process. We are unable, however, to estimate the time necessary for such approval nor the likelihood of success in that endeavor.

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

The cornerstone of a company with a foundational platform technology is its intellectual property. We have pursued an active intellectual property strategy and have been granted 12 patents. We currently have more than 20 patents pending. We possess all right, title and interest to the issued patents. Ten of the pending patents are licensed exclusively to us in perpetuity by our strategic partner, Allied Inventors, a spin-off entity of Intellectual Ventures, an intellectual property fund.

Our Patents and Intellectual Property

We believe that our 12 patents, more than 20 patent applications, three registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets. Our issued patents will expire at various times between 2027 and 2033. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

Product Strategy

We are currently undertaking internal development work on potential products for the consumer marketplace. This development work was previously being performed through our Consulting Agreement with Blaze Clinical, and Phillip A. Bosua, who served as our Chief Product Officer. In his current role as Chief Executive Officer, Mr. Bosua continues to lead these efforts. We have announced the development of our UBAND Calorie Counter and our UBAND CGM. We have also recently announced the engagement of a manufacturing partner we will work with to bring these products to market. We will make further announcements regarding these products as development and manufacturing work on them progresses.

As time and resources permit, we also will engage with partners through licensing our technology in various fields of use, entering in to joint venture agreements to develop specific applications of our technology, and in certain specific instances develop our own products for the marketplace.

Currently we are focusing our current efforts on productizing our Bio-RFID technology as we move it out of the research laboratory and in to the marketplace.

Research and Development

Our current research and development efforts are primarily focused improving our Bio-RFID technology, extending its capacity and developing new and unique applications for the technology. As part of this effort, we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. We are also actively involved in identifying new applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies and their application. We engage third party experts as required to supplement our internal team. We believe that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $391,014, $570,514 and $79,405 for the six months ended March 31, 2019 and years ended September 30, 2018 and 2017, respectively, on development activities, On July 6, 2017, we entered into a Consulting Agreement with Phillip A. Bosua, our Chief Product Officer to lead our development efforts. He has continued in that role with expanded responsibilities upon his appointment as Chief Executive Officer on April 19, 2018.

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

EMPLOYEES

As of March 31, 2019, we had twelve full-time employees and two consultants or consulting groups. Our senior management is located in the Seattle, Washington office.

WEBSITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION REPORTS

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information concerning filers. We also maintain a web site at http://www.knowlabs.co that provides additional information about our Company and links to documents we file with the SEC. The Company's charters for the Audit Committee, the Compensation Committee, and the Nominating Committee; and the Code of Conduct & Ethics are also available on our website. The information on our website is not part of this Form 10-Q.

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

(dollars in thousands)

	Three Months Ended March 31,
	2019	2018	$ Variance	% Variance

Revenue	$594	$1,092	$(498)	-45.6%
Cost of sales	455	866	(411)	47.5%
Gross profit	139	226	(87)	-38.5%
Research and development expenses	184	153	31	-20.3%
Selling, general and administrative expenses	1,678	578	1,100	-190.3%
Operating loss	(1,723)	(505)	(1,218)	2
Other (expense) income:
Interest expense	(8)	(793)	785	99.0%
Other income (expense)	7	(1)	8	800.0%
Total other income (expense)	(1)	(794)	793	99.9%
(Loss) before income taxes	(1,724)	(1,299)	(425)	-32.7%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(1,724)	$(1,299)	$(425)	-32.7%

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

Sales

Net revenue for the three months ended March 31, 2019 decreased $498,000 to $594,000 as compared to $1,092,000 for the three months ended March 31, 2018. The decrease was due to lower sales by TransTech. We have focused TransTech on maximizing profits at the lower sales level.

Cost of Sales

Cost of sales for the three months ended March 31, 2019 decreased $411,000 to $455,000 as compared to $866,000 for the three months ended March 31, 2018. The decrease was due to lower sales by TransTech. We have focused TransTech on maximizing profits at the lower sales level.

Gross profit was $139,000 for the three months ended March 31, 2019 as compared to $226,000 for the three months ended March 31, 2018. Gross profit was 22.5% for the three months ended March 31, 2019 as compared to 20.8% for the three months ended March 31, 2018. We have focused TransTech on maximizing profits at the current sales level.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2019 increased $31,000 to $184,000 as compared to $153,000 for the three months ended March 31, 2018. The increase was due to expenditures related to the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2019 increased $1,100,000 to $1,678,000 as compared to $578,000 for the three months ended March 31, 2018.

The increase primarily was due to (i) increased corporate development expense of $359,000; (ii) increased stock based compensation of $668,000; (iii) increased other expenses of $71,000; As part of the selling, general and administrative expenses for the three months ended March 31, 2019, we recorded $406,000 of investor relation expenses and business development expenses.

Other Income (Expense)

Other expense for the three months ended March 31, 2019 was $1,000 as compared to other expense of $794,000 for the three months ended March 31, 2018. The other expense for the three months ended March 31, 2019 included (i) interest expense of $8,000; offset by other income of $7,000.

The other expense for the three months ended March 31, 2018 included (i) interest expense of $793,000; and (ii) other expense of $1,000. The interest expense related a senior convertible exchangeable debentures issued on February 28, 2018 in conjunction with a Securities Purchase Agreement dated August 14, 2017.

Net (Loss) Profit

Net loss for the three months ended March 31, 2019 was $1,724,000 as compared to a net loss of $1,299,000 for the three months ended March 31, 2018. The net loss for the three months ended March 31, 2019, included non-cash expenses of $856,000. The non-cash items include (i) depreciation and amortization of $71,000; (ii) stock based compensation of $428,000; (iii) issuance of capital stock for services and expenses of $349,000; and (iii) other of $8,000. TransTech’s net loss from operations was $7,000 for the three months ended March 31, 2019 as compared to a net income from operations of $17,000 for the three months ended March 31, 2018.

The net loss for the three months ended March 31, 2018, included non-cash expenses of non-cash items of $1,037,000. The non-cash items include (i) depreciation and amortization of $16,000; (ii) stock based compensation of $2,000; (iii) conversion of interest and amortization of debt discount of $323,000; (iv) conversion of accrued liabilities of $492,000; (v) issuance of warrants for debt conversion of $110,000; (vi) other of $94,000.

We expect losses to continue as we commercialize our ChromaID™ and Bio-RFID™technology.

(dollars in thousands)

	Six Months Ended March 31,
	2019	2018	$ Variance	% Variance

Revenue	$1,196	$2,325	$(1,129)	-48.6%
Cost of sales	927	1,851	(924)	49.9%
Gross profit	269	474	(205)	-43.2%
Research and development expenses	391	241	150	-62.2%
Selling, general and administrative expenses	2,368	992	1,376	-138.7%
Operating loss	(2,490)	(759)	(1,731)	2
Other (expense) income:
Interest expense	(17)	(1,087)	1,070	98.4%
Other income (expense)	13	19	(6)	31.6%
Total other income (expense)	(4)	(1,068)	1,064	99.6%
(Loss) before income taxes	(2,494)	(1,827)	(667)	-36.5%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(2,494)	$(1,827)	$(667)	-36.5%

SIX MONTHS ENDED MARCH 31, 2019 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2018

Sales

Net revenue for the six months ended March 31, 2019 decreased $1,129,000 to $1,196,000 as compared to $2,325,000 for the six months ended March 31, 2018. The decrease was due to lower sales by TransTech. We have focused TransTech on maximizing profits at the lower sales level.

Cost of Sales

Cost of sales for the six months ended March 31, 2019 decreased $924,000 to $927,000 as compared to $1,851,000 for the six months ended March 31, 2018. The decrease was due to lower sales by TransTech. We have focused TransTech on maximizing profits at the lower sales level.

Gross profit was $269,000 for the six months ended March 31, 2019 as compared to $474,000 for the six months ended March 31, 2018. Gross profit was 23.4% for the six months ended March 31, 2019 as compared to 20.4% for the six months ended March 31, 2018. We have focused TransTech on maximizing profits at the current sales level.

Research and Development Expenses

Research and development expenses for the six months ended March 31, 2019 increased $150,000 to $391,000 as compared to $241,000 for the six months ended March 31, 2018. The increase was due to expenditures related to the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2019 increased $1,376,000 to $2,368,000 as compared to $992,000 for the six months ended March 31, 2018.

The increase primarily was due to (i) increased corporate development expense of $389,000; (ii) increased stock based compensation of $835,000; (iii) increased other expenses of $152,000. As part of the selling, general and administrative expenses for the six months ended March 31, 2019, we recorded $467,000 of investor relation expenses and business development expenses.

Other Income (Expense)

Other expense for the six months ended March 31, 2019 was $4,000 as compared to other expense of $1,068,000 for the six months ended March 31, 2018. The other expense for the six months ended March 31, 2019 included (i) interest expense of $17,000; offset by other income of $13,000.

The other expense for the six months ended March 31, 2018 included (i) interest expense of $1,087,000; offset by (ii) other income of $19,000. The interest expense related a senior convertible exchangeable debenture issued on December 12, 2017 and February 28, 2018 in conjunction with a Securities Purchase Agreement dated August 14, 2017.

Net (Loss) Profit

The net loss for the three months ended March 31, 2019, included non-cash expenses of $1,091,000. The non-cash items include (i) depreciation and amortization of $133,000; (ii) stock based compensation of $600,000; (iii) issuance of capital stock for services and expenses of $349,000; and (iii) other of $9,000. TransTech’s net loss from operations was $36,000 for the six months ended March 31, 2019 as compared to a net income from operations of $38,000 for the six months ended March 31, 2018.

The net loss for the six months ended March 31, 2018, included non-cash expenses of non-cash items of $1,272,000. The non-cash items include (i) depreciation and amortization of $30,000; (ii) stock based compensation of $71,000; (iii) conversion of interest and amortization of debt discount of $539,000; (iv) conversion of accrued liabilities of $492,000; (v) issuance of warrants for debt conversion of $110,000; and (vi) other of $30,000.

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

We had cash of approximately $3,062,000 and net working capital deficit of approximately $1,338,000 (net of convertible notes payable and notes payable) as of March 31, 2019.  We have experienced net losses since inception and we expect losses to continue as we commercialize our ChromaID™ technology. As of March 31, 2019, we had an accumulated deficit of $37,285,000 and net losses in the amount of $2,494,000, $3,258,000 and $3,901,000 for the six months ended March 31, 2019 and years ended September 30, 2018 and 2017, respectively. We believe that our cash on hand will be sufficient to fund our operations through December 31, 2019.

On March 4, 2019, we closed rounds of a private placement and received gross proceeds of $2,409,975 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to 26 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

On March 18, 2019, we closed round three of a private placement and received gross proceeds of $1,400,000 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to 8 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

The Convertible Notes have a principal amount of $3,809,975 and bear annual interest of 8%. Both the principal amount of and the interest are payable on a payment-in-kind basis in shares of Common Stock of the Company.

We expect to continue offering additional Convertible Notes and Warrants on substantially the same terms until April 15, 2019 (unless extended at our discretion) or until we have raised a maximum of $5 million in gross proceeds (or such other amount determined by us).

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

Operating Activities

Net cash used in operating activities for the six months ended March 31, 2019 was $1,463,000. This amount was primarily related to (i) a net loss of $2,494,000; and (ii) working capital changes of $60,000; offset by (vi) non-cash expenses of $1,091,000. The non-cash items include (i) depreciation and amortization of $133,000; (ii) stock based compensation of $600,000; (iii) issuance of capital stock for services and expenses of $349,000; and (iii) other of $9,000.

Investing Activities

Net cash used in investing activities for the six months ended March 31, 2019 was $75,000. This amount was primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2019 was $3,665,000. This amount was primarily related to issuance of common stock for cash of $3,810,000, offset by repayments of line of credit of $145,000.

Our contractual cash obligations as of March 31, 2019 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$389,994	$187,652	$196,526	$5,816	$-
Convertible notes payable	2,255,066	2,255,066	-	-	-
Capital expenditures	280,000	60,000	110,000	110,000	-
	$2,925,060	$2,502,718	$306,526	$115,816	$-

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2019 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2019.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

We are currently operating at a loss. We believe that our cash on hand will be sufficient to fund our operations through December 31, 2019. We need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.  We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.  There can there can be no assurance that we will be able to sell that number of shares, if any.

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

As of March 31, 2019, we owe approximately $2,733,927 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $478,861 as of March 31, 2019.

Including Mr. Erickson, we owe $2,255,066 under various convertible promissory notes as of March 31, 2019.

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

We have experienced net losses since inception. As of March 31, 2019, we had an accumulated deficit of $37,285,000 and net losses in the amount of $2,494,000, $3,258,000 and $3,901,000 for the six months ended March 31, 2019 and years ended September 30, 2018 and 2017, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our ChromaID and Bio-RFID business has produced minimal revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

Our  wholly-owned TransTech subsidiary revenues are declining

We have not been able to successfully address this revenue decline, which is expected to result in winding down this subsidiary during the three months ending June 30, 2019.  The loss of the TransTech subsidiary revenue will impact the Company’s top line revenues and its operating results and may result in expenses associated with the winding down. We cannot predict with certainty how the winding down will affect our overall operations.

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

If we are unable to secure a sales and marketing partner or establish satisfactory sales and marketing capabilities at the Know Labs parent Company level we may not be able to successfully commercialize our technology.

.. If we are not successful entering into appropriate collaboration arrangements, or recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty successfully commercializing our technology, which would adversely affect our business, operating results and financial condition.

We may not be able to enter into collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure we may not realize a positive return on this investment. In addition, we must compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize technology without strategic partners or licensees include:

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

Our technology may have a number of potential applications in fields of use which will require prior governmental regulatory approval before the technology can be introduced to the marketplace. For example, we are exploring the use of our technology for certain medical diagnostic applications, with an initial focus on the continuous monitoring of blood glucose.

There is no assurance that we will be successful in developing continuous glucose monitoring (CGM) medical applications for our technology.

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

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 1,785,715 outstanding shares of Series C Preferred Stock, 3,108,356 outstanding shares Series D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $2,255,066 (currently 9,020,264 at $0.25 per share) and the exercise price of additional outstanding warrants to purchase 12,664,385 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments.

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

As of March 31, 2019, four individuals in the aggregate, assuming the exercise of all warrants to purchase common stock, hold shares representing approximately 54% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, the agreement with one of these individuals limits his ownership to 4.99% individually. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 31, 2019, we had 22,002,924 shares of common stock issued and outstanding, held by 122 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of March 31, 2019, there were options outstanding for the purchase of 2,282,668 common shares, warrants for the purchase of 17,572,583 common shares, and 4,894,071 shares of the Company’s common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock. In addition, the Company has an unknown number of shares (9,020,264 common shares at the current price of $0.25 per share) are issuable upon conversion of convertible debentures of $2,255,066. All of which could potentially dilute future earnings per share.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019, we had the following unregistered sales of equity securities:

The Company issued 56,498 shares of common stock and cancelled warrants to purchase 6,502 shares of common stock at $0.25 per share to a consultant and an investor related to the cashless exercise of warrants.

The Company issued 145,000 shares of common stock for services provided by two consultants. The shares were valued at $246,900 or $1.703 per share.

On January 2, 2019, the Company issued 100,000 shares of common stock for services provided to Ronald P. Erickson. The shares were valued at $102,000 or $1.02 per share.

On January 29, 2019, a holder of Series A Preferred Stock converted 20,000 shares into 80,000 shares of common stock.

Private Placements

On March 4, 2019, the Company closed rounds one and two of a private placement and received gross proceeds of $2,409,975 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to 26 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

On March 18, 2019, Company closed round three of a private placement and received gross proceeds of $1,400,000 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to 8 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

The Convertible Notes have a principal amount of $3,809,975 and bear annual interest of 8%. Both the principal amount of and the interest are payable on a payment-in-kind basis in shares of Common Stock of the Company. They are due and payable in common stock on the earlier of (a) mandatory and automatic conversion of the Convertible Notes into a financing that yields gross proceeds of at least $10,000,000 or (b) on the one-year anniversary of the Convertible Notes. Investors will be required to convert their Convertible Notes into Common Stock in any $10,000,000 financing at a conversion price per share equal to the lower of (i) $1.00 per share or (ii) a 25% discount to the price per share paid by investors in the $10,000,000 Financing. If the Convertible Notes have not been paid or converted prior to the Maturity Date, the outstanding principal amount of the Convertible Notes will be automatically converted into shares of Common Stock at the lesser of (a) $1.00 per share or (b) any adjusted price resulting from the application of a “most favored nations” provision, which requires the issuance of additional shares of Common Stock to investors if the Company issues certain securities at less than the then-current conversion price.

The Warrants were granted on a 1:0.5 basis (one-half Warrant for each full share of Common Stock into which the Convertible Notes are convertible). The Warrants have a five-year term and an exercise price equal to 120% of the per share conversion price of the Qualified Financing or other mandatory conversion.

The Convertible Notes are initially convertible into 3,809,975 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 1,904,988 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments.

In connection with the private placement, the placement agent for the Convertible Notes and the Warrants received a cash fee of $324,798 and warrants to purchase 487,197 shares of the Company’s common stock, all based on 8% of gross proceeds to the Company. The placement agent has also received a $25,000 advisory fee.

As part of the Purchase Agreement, the Company entered into a Registration Rights Agreement, which grants the investors “demand” and “piggyback” registration rights to register the shares of Common Stock issuable upon the conversion of the Convertible Notes and the exercise of the Warrants with the Securities and Exchange Commission for resale or other disposition. In addition, the Convertible Notes are subordinated to certain senior debt of the Company pursuant to a Subordination Agreement executed by the investors.

The Convertible Notes and Warrants were issued in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”) in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

The Company expects to continue offering additional Convertible Notes and Warrants on substantially the same terms until April 15, 2019 (unless extended at the discretion of the Company) or until the Company has raised a maximum of $5 million in gross proceeds (or such other amount determined by the Company in its discretion). The offering was extended by the Company until May 31, 2019.

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

10.1
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

10.16	Common Stock Purchase Warrant dated January 31, 2018 by and between Visualant, Incorporated and J3E2A2ZLP (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 21, 2018)

10.17	Employment Agreement dated April 10, 2018 by and between Visualant, Incorporated and Phillip A. Bosua. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 21, 2018)

10.18
Amended Employment Agreement dated April 10, 2018 by and between Visualant, Incorporated and Ronald P. Erickson. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 21, 2018)

10.19
Agreement and Plan of Merger, dated as of April 10, 2018, by and among Visualant, Incorporated, 500 Union Corporation, and RAAI Lighting, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 21, 2018)

10.2	Certificate of Merger, dated as of April 10, 2018, by 500 Union Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 17, 2018)

10.21
Fifth Modification of Loan and Security Agreement dated June 6, 2017 by and between TransTech Systems, Inc. and Capital Source Business Finance Group (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 26, 2018)

10.22	Form of subscription agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 29, 2018)

10.23	Form of common stock purchase warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 29, 2018)

10.24
Amendment 1 dated November 16, 2018 to Senior Secured Convertible Redeemable Note dated September 30, 2016 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 16, 2018)

10.25
Amendment 1 dated November 16, 2018 to Senior Secured Convertible Redeemable Note dated August 14, 2017 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 16, 2018)

10.26
Amendment 1 dated November 16, 2018 to Senior Secured Convertible Redeemable Note dated December 12, 2017 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 16, 2018)

10.27
Sixth Modification of Loan and Security Agreement effective December 12, 2018 by and between TransTech Systems, Inc. and Capital Source Business Finance Group (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 20, 2018)

10.28	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.29	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.3	Form of Subordinated Convertible Note (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.31	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.32	Form of Subordination Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.33	Form of Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

14.1	Code of Ethics dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14. Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14. Filed herewith.

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act. Filed herewith.

32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act. Filed herewith.

99.1	Audit Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

99.2	Compensation Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

99.3	Nominations and Corporate Governance Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*
Filed Herewith. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOW LABS, INC.
(Registrant)

Date: May 15, 2019	By:	/s/ Phillip A Bosua
Phillip A. Bosua
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)