Form 10-Q
period 2019-06-30
KNOW LABS, INC.
filed 2019-08-07
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of common stock, $.001 par value, issued and outstanding as of August 7, 2019: 22,608,693 shares.

ITEM 1. FINANCIAL STATEMENTS

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	September 30, 2018
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$2,688,707	$934,407
Accounts receivable, net of allowance of $60,000 and $60,000, respectively	81,548	320,538
Prepaid expenses	11,251	20,140
Inventories, net	63,937	203,582
Total current assets	2,845,443	1,478,667

EQUIPMENT, NET	146,225	169,333

OTHER ASSETS
Intangible assets	317,779	447,778
Other assets	13,767	7,170

TOTAL ASSETS	$3,323,214	$2,102,948

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$833,586	$1,512,617
Accounts payable - related parties	2,546	12,019
Accrued expenses	60,281	72,140
Accrued expenses - related parties	721,391	657,551
Deferred revenue	-	55,959
Convertible notes payable	2,255,065	2,255,066
Notes payable - current portion of long term debt	-	145,186
Total current liabilities	3,872,869	4,710,538

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at 6/30/2019 and 9/30/2018, respectively	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 0 shares and 20,000 shares issued and outstanding at 6/30/2019 and 9/30/2018, respectively	-	11
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized, 1,785,715 shares issued and outstanding at 6/30/2019 and 9/30/2018, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 1,016,014 shares authorized, 1,016,004 shares issued and outstanding at 6/30/2019 and 9/30/2018, respectively	1,015	1,015
Common stock - $0.001 par value, 100,000,000 shares authorized, 22,567,686 and 17,531,502 shares issued and outstanding at 6/30/2019 and 9/30/2018, respectively	22,568	17,532
Additional paid in capital	37,515,550	32,163,386
Accumulated deficit	(38,090,578)	(34,791,324)
Total stockholders' deficit	(549,655)	(2,607,590)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,323,214	$2,102,948

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

REVENUE	$381,270	$1,107,216	$1,577,191	$3,432,301
COST OF SALES	275,819	909,957	1,202,944	2,760,551
GROSS PROFIT	105,451	197,259	374,247	671,750
RESEARCH AND DEVELOPMENT EXPENSES	441,541	125,789	832,555	366,809
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	797,939	803,857	3,165,720	1,796,319
OPERATING LOSS	(1,134,029)	(732,387)	(3,624,028)	(1,491,378)

OTHER INCOME (EXPENSE):
Interest expense	(4,631)	(8,696)	(21,507)	(1,095,880)
Other income	8,227	436	21,281	19,192
Gain on debt settlements	325,000	234,393	325,000	234,393
Total other income (expense)	328,596	226,133	324,774	(842,295)

(LOSS) BEFORE INCOME TAXES	(805,433)	(506,254)	(3,299,254)	(2,333,673)

Income taxes - current provision	-	-	-	-

NET (LOSS)	$(805,433)	$(506,254)	$(3,299,254)	$(2,333,673)

Basic and diluted loss per common share attributable to Know Labs,
Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.04)	$(0.06)	$(0.17)	$(0.39)

Weighted average shares of common stock outstanding- basic and diluted	22,279,024	8,065,144	19,721,843	5,947,860

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	June 30, 2019	June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,299,254)	$(2,333,673)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	156,931	43,984
Issuance of capital stock for services and expenses	348,900	348,881
Stock based compensation- warrants	406,722	-
Conversion of interest	-	64,233
Stock based compensation- stock option grants	359,053	7,337
Amortization of debt discount	-	475,174
Conversion of accrued liabilities- related parties to notes payable	-	491,802
Provision on loss on accounts receivable	67,792	-
Loss on sale of assets	32,777	-
Issuance of warrant for debt conversion	-	232,255
Issuance of common stock for conversion of liabilities	-	247,950
Non-cash gain on accounts payable	(320,000)	(234,393)
Changes in operating assets and liabilities:
Accounts receivable	170,861	262,860
Prepaid expenses	8,889	17,788
Inventory	139,645	55,175
Other assets	(6,597)	(2,100)
Accounts payable - trade and accrued expenses	(316,536)	(459,954)
Deferred revenue	(55,946)	(59,692)
NET CASH (USED IN) OPERATING ACTIVITIES	(2,306,763)	(842,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in research and development equipment	(79,934)	(25,319)
NET CASH (USED IN) BY INVESTING ACTIVITIES:	(79,934)	(25,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	4,242,515	-
(Repayments) from line of credit	(101,518)	(170,990)
Proceeds from convertible notes payable	-	530,000
Proceeds from issuance of common/ preferred stock, net of costs	-	1,710,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,140,997	2,069,010

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,754,300	1,201,318

CASH AND CASH EQUIVALENTS, beginning of period	934,407	103,181

CASH AND CASH EQUIVALENTS, end of period	$2,688,707	$1,304,499

Supplemental disclosures of cash flow information:
Interest paid	$21,999	$8,841
Taxes paid	$-	$-

Non-cash investing and financing activities:
	$-	$-

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2018, filed with the Securities and Exchange Commission (“SEC”) on December 21, 2018. The results of operations for the nine months ended June 30, 2019 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

Historically, the Company focused on the development of our proprietary ChromaID technology. Using light from low-cost LEDs (light emitting diodes) the Company’s map the color of substances, fluids and materials and with our proprietary processes we can authenticate, identify and diagnose based upon the color that is present. The color is both visible to us as humans but also outside of the humanly visible color spectrum in the near infra-red and near ultra-violet and beyond. The Company’s ChromaID scanner sees what we like to call “Nature’s Color Fingerprint.” Everything in nature has a unique color identifier and with ChromaID the Company can see it, and identify, authenticate and diagnose based upon the color that is present. The Company’s ChromaID scanner is capable of uniquely identifying and authenticating almost any substance or liquid using light to create, record and detect its unique color signature. More recently, the Company has focused upon extensions and new inventions that are derived from and extend beyond our ChromaID technology. The Company’s call this technology Bio-RFID. The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our Company as we work to create revenue generating products for the marketplace. Today, the sole focus of the Company is on its Bio-RFID technology and its commercialization. The Company may continue to develop and enhance its ChromaID technology and extend its capacity as time and resources permit. The Company will also, as resources permit, pursue licensing opportunities with third parties who have ready applications for our ChromaID and Bio-RFID technologies.

In 2010, the Company acquired TransTech Systems, Inc. as an adjunct to our business. TransTech is a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of the Company’s revenues. The financial results from our TransTech subsidiary have been diminishing as vendors of their products increasingly move to the Internet and direct sales to their customers. While it does provide the Company’s current revenues it is not central to our current focus as a Company. Moreover, the Company written down any goodwill associated with its historic acquisition. The Company continues to closely monitor this subsidiary and expects to wind down completely prior to the end of the Company’s current fiscal year.

The Company is in the process of commercializing its Bio-RFID technology. The Company plans its first commercial applications to be a wearable non-invasive Continuous Glucose Monitor. This product will require approval from the United States Food and Drug Administration prior to introduction to the market. In addition, it has a technology license agreement with Allied Inventors, formerly Xinova and Invention Development Management Company, a subsidiary of Intellectual Ventures.

The Company believes that its commercialization success is dependent upon its ability to significantly increase the number of customers that are purchasing and using its products. To date the Company has generated minimal revenue from sales of products derived from its ChromaID and Bio-RFID technology. The Company is currently not profitable. Even if the Company succeeds in introducing its technology and related products to its target markets, the Company may not be able to generate sufficient revenue to achieve or sustain profitability. Regulatory requirements may also inhibit the speed with which the Company’s products can enter the marketplace.

ChromaID was invented by scientists under contract with the Company. Bio-RFID was invented by individuals working for the Company. The Company actively pursues a robust intellectual property strategy and has been granted thirteen patents. The Company also has several patents pending. The Company possesses all right, title and interest to the issued patents. Nine additional issued and pending patents are licensed exclusively to the Company in perpetuity by the Company’s strategic partner, Allied Inventors.

2.
GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $3,299,254, $3,257,597 and $3,901,232 for the nine months ended June 30, 2019 and the years ended September 30, 2018 and 2017, respectively. Net cash used in operating activities was $2,306,763, $1,117,131 and $1,264,324 for the nine months ended June 30, 2019 and for the years ended September 30, 2018 and 2017, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2019, the Company’s accumulated deficit was $38,090,578.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, the Company’s Chief Executive Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2018 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $35,000 reserve for impaired inventory as of June 30, 2019 and September 30, 2018, respectively.

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

The Company’s research and development efforts are primarily focused improving the core foundational ChromaID technology and developing new and unique applications for the technology. As part of this effort, the Company typically conduct testing to ensure that ChromaID application methods are compatible with the customer’s requirements, and that they can be implemented in a cost effective manner. The Company is also actively involved in identifying new application methods. Know Lab’s team has considerable experience working with the application of light-based technologies and their application to various industries. The Company believes that its continued development of new and enhanced technologies relating to our core business is essential to its future success. The Company spent $832,555, $570,514 and $79,405 during the nine months ended June 30, 2019 and the years ended September 30, 2018 and 2017, respectively, on research and development activities.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of June 30, 2019 and September 30, 2018 are based upon the short-term nature of the assets and liabilities.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of June 30, 2019, there were options outstanding for the purchase of 2,437,668 common shares (excluding unearned stock option grants), warrants for the purchase of 17,797,090 common shares, and 4,894,071 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company has an unknown number of shares (9,020,264 common shares at the current price of $0.25 per share) are issuable upon conversion of convertible debentures of $2,255,065. All of which could potentially dilute future earnings per share.

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

4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $81,548 and $320,538, net of allowance, as of June 30, 2019 and September 30, 2018, respectively. The Company had one customer in excess of 10% (15.0%) of the Company’s consolidated revenues for the nine months ended June 30, 2019. The Company had five customers in excess of 10% (32.8%, 29.4%, 17.4%, 13.0% and 12.6%) with accounts receivable in excess of 10% as of June 30, 2019. The Company has a total allowance for bad debt in the amount of $60,000 as of June 30, 2019 and September 30, 2019. The decrease in accounts receivable related to lower sales and purchases at TransTech.

5.  INVENTORIES

Inventories were and $63,937 and $203,582 as of June 30, 2019 and September 30, 2018, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There was a $35,000 reserve for impaired inventory as of June 30, 2019 and September 30, 2018, respectively. The decrease in inventory related to lower sales at TransTech.

6. FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $146,225 and $169,333 as of June 30, 2019 and September 30, 2018, respectively. Accumulated depreciation was $501,209 and $670,666 as of June 30, 2019 and September 30, 2018, respectively. Total depreciation expense was $70,265 and $43,982 for the nine months ended June 30, 2019 and 2018, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of June 30, 2019 was comprised of the following:

	Estimated	June 30, 2019
	Useful Lives	Purchased	Capital Leases	Total
Machinery and equipment	2-10 years	$412,240	$42,681	$454,921
Leasehold improvements	2-3 years	3,612	-	3,612
Furniture and fixtures	2-3 years	58,051	95,020	153,071
Software and websites	3- 7 years	35,830	-	35,830
Less: accumulated depreciation		(363,508)	(137,701)	(501,209)
		$146,225	$-	$146,225

7.  INTANGIBLE ASSETS

Intangible assets as of June 30, 2019 and September 30, 2018 consisted of the following:

	Estimated	June 30,	September 30,
	Useful Lives	2019	2018

Technology	3 years	$520,000	$520,000
Less: accumulated amortization		(202,221)	(72,222)
Intangible assets, net		$317,779	$447,778

Total amortization expense was $129,999 and $0 for the nine months ended June 30, 2019 and 2018, respectively.

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

8. ACCOUNTS PAYABLE

Accounts payable were $833,586 and $1,517,617 as of June 30, 2019 and September 30, 2018, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company. The Company had two vendors (14.1% and 10.4%) with accounts payable in excess of 10% of its accounts payable as of June 30, 2019. The Company does expect to have vendors with accounts payable balances of 10% of total accounts payable in the foreseeable future.

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

There was no derivative liability as of June 30, 2019 and September 30, 2018.

10. CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of June 30, 2019 and September 30, 2018 consisted of the following:

Convertible Promissory Notes with Clayton A. Struve

As of June 30, 2019, the Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. The Company recorded accrued interest of $60,281 as of June 30, 2019. On May 8, 2019, the Company signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to September 30, 2019.

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $56,261 as of June 30, 2019. On May 8, 2019, the Company signed Amendment 1 to the convertible redeemable promissory notes, extending the due dates to September 30, 2019 and increasing the interest rate to 6%.

11.
NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long-term debt as of June 30, 2019 and September 30, 2018 consisted of the following:

	June 30,	September 30,
	2019	2018

Capital Source Business Finance Group	$-	$145,186
Total debt	-	145,186
Less current portion of long term debt	-	(145,186)
Long term debt	$-	$-

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

As of June 30, 2019, the Company had 22,567,686 shares of common stock issued and outstanding, held by 115 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of June 30, 2019, there were options outstanding for the purchase of 2,437,668 common shares (excluding unearned stock option grants), warrants for the purchase of 17,797,090 common shares, and 4,894,071 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company has an unknown number of shares (9,020,264 common shares at the current price of $0.25 per share) are issuable upon conversion of convertible debentures of $2,255,065. All of which could potentially dilute future earnings per share.

Voting Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

Series A Preferred Stock

On January 29, 2019, a holder of Series A Preferred Stock converted 20,000 shares into 80,000 shares of common stock. There are no Series A Preferred Stock outstanding as of June 30, 2019.

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

As of June 30, 2019, the Company has 3,108,356 of Series D Preferred Stock outstanding with Clayton A. Struve, an accredited investor, outstanding. On August 14, 2017, the price of the Series D Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments.

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

Securities Subject to Price Adjustments

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 1,785,715 outstanding shares of Series C Preferred Stock, 1,016,004 outstanding shares Series D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $2,255,066 (9,020,264 common shares at the current price of $0.25 per share) and the exercise price of additional outstanding warrants to purchase 16,125,645 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments.

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

The following equity issuances occurred during the nine months ended June 30, 2019:

During the nine months ended June 30, 2019, the Company issued 468,659 shares of common stock and cancelled warrants to purchase 73,240 shares of common stock at $0.25 per share to three consultants and two investors related to the cashless exercise of warrants.

During the nine months ended June 30, 2019, the Company issued 145,000 shares of common stock for services provided by two consultants. The shares were valued at $246,900 or $1.703 per share.

On January 2, 2019, the Company issued 100,000 shares of common stock for services provided to Ronald P. Erickson. The shares were valued at $102,000 or $1.02 per share.

On January 29, 2019, a holder of Series A Preferred Stock converted 20,000 shares into 80,000 shares of common stock.

Private Placements

On May 28, 2019, the Company closed additional rounds of a private placement and received gross proceeds of $4,242,515 in exchange for issuing Subordinated Convertible Notes (the “Convertible Notes”) and Warrants (the “Warrants”) in a private placement to 54 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

The Convertible Notes have a principal amount of $4,242,515 and bear annual interest of 8%. Both the principal amount of and the interest are payable on a payment-in-kind basis in shares of Common Stock of the Company (the “Common Stock”). They are due and payable (in Common Stock) on the earlier of (a) mandatory and automatic conversion of the Convertible Notes into a financing that yields gross proceeds of at least $10,000,000 (a “Qualified Financing”) or (b) on the one-year anniversary of the Convertible Notes (the “Maturity Date”). Investors will be required to convert their Convertible Notes into Common Stock in any Qualified Financing at a conversion price per share equal to the lower of (i) $1.00 per share or (ii) a 25% discount to the price per share paid by investors in the Qualified Financing. If the Convertible Notes have not been paid or converted prior to the Maturity Date, the outstanding principal amount of the Convertible Notes will be automatically converted into shares of Common Stock at the lesser of (a) $1.00 per share or (b) any adjusted price resulting from the application of a “most favored nations” provision, which requires the issuance of additional shares of Common Stock to investors if the Company issues certain securities at less than the then-current conversion price.

The Warrants were granted on a 1:0.5 basis (one-half Warrant for each full share of Common Stock into which the Convertible Notes are convertible). The Warrants have a five-year term and an exercise price equal to 120% of the per share conversion price of the Qualified Financing or other mandatory conversion.

The Convertible Notes are initially convertible into 4,242,515 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 2,121,258 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments.

In connection with the private placement, the placement agent for the Convertible Notes and the Warrants received a cash fee of $361,401 and warrants to purchase 542,102 shares of the Company’s common stock, all based on 8-10% of gross proceeds to the Company. The placement agent has also received a $25,000 advisory fee.

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

The Company may continue offering additional Convertible Notes and Warrants on substantially the same terms until June 30, 2019 (unless extended at the discretion of the Company) or until the Company has raised a maximum of $7 million in gross proceeds (or such other amount determined by the Company in its discretion).

Warrants to Purchase Common Stock

The following warrants were issued during the nine months ended June 30, 2019:

The Company issued 468,649 shares of common stock and cancelled warrants to purchase 61,018 shares of common stock at $0.25 per share to two consultants and two investors related to the cashless exercise of warrants.

The Company issued warrants to purchase 70,000 shares of common stock at $1.61 to $2.72 per share to three consultants. The warrants were valued at $30,325 or $1.989 per share. The warrants expire during the first quarter of 2024.

The Company increased warrants by 120,000 shares at $0.25 per shares related to the June 28, 2019 exercise of warrants by a holder of Series A Preferred Stock.

Private Placements

The Warrants issued for the private placements discussed above were granted on a 1:0.5 basis (one-half Warrant for each full share of Common Stock into which the Convertible Notes are convertible). The Warrants have a five-year term and an exercise price equal to 120% of the per share conversion price of the Qualified Financing or other mandatory conversion.

Warrants are initially exercisable for 2,121,258 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments.

In connection with the private placement, the placement agent for the Convertible Notes and the Warrants received warrants to 542,102 shares of the Company’s common stock, all based on 8-10% of gross proceeds to the Company.

A summary of the warrants outstanding as of June 30, 2019 were as follows:

	June 30, 2019
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	15,473,398	$0.326
Issued	2,853,359	1.179
Exercised	(468,649)	(0.250)
Forfeited	-	-
Expired	(61,018)	(3.501)
Outstanding at end of period	17,797,090	$0.454
Exerciseable at end of period	17,797,090

A summary of the status of the warrants outstanding as of June 30, 2019 is presented below:

	June 30, 2019
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
13,467,286	3.27	$0.250	13,467,286	$0.250
714,286	2.08	0.700	714,286	0.700
882,159	2.37	1.000	882,159	1.000
2,713,359	4.74	1.20-1.50	2,713,359	1.20-1.50
20,000	2.99	2.34-4.08	20,000	2.34-4.08
-	-	-	-	-
17,797,090	3.69	$0.454	17,797,090	$0.454

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the nine months ended June 30, 2019 were as follows:

Assumptions

Dividend yield	0%
Expected life	1 yr
Expected volatility	125%
Risk free interest rate	2.0%

There were vested warrants of 16,573,772 as of June 30, 2019 with an aggregate intrinsic value of $15,949,833.

13.
STOCK OPTIONS

On March 21, 2013, an amendment to the Stock Option Plan was approved by the stockholders of the Company, increasing the number of shares reserved for issuance under the Plan to 93,333 shares. On April 10, 2018, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 93,333 to 1,200,000. On August 7, 2018, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 1,200,000 to 2,000,000 to common shares. On May 22, 2019, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 2,000,000 to 3,000,000 to common shares.

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

Stock Option Activity

The Company had the following stock option transactions during the nine months ended June 30, 2019:

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

During April 2019, the Board awarded stock option grants to two employees and a consultant to acquire 155,000 shares each of the Company’s common stock. The grants were valued at $1.56 per share and expire during April 2024. A grant for 5,000 vested immediately and grants totaling 150,000 vests quarterly over four years, with no vesting during the first two quarters.

On April 15, 2019, the Board awarded an employee a stock option grant to acquire 5,000 shares of the Company’s Common stock for each $1,000,000 raised by the Company in revenue generated in a planned Kickstarter campaign. In addition, the employee was granted a stock option grant to acquire 50,000 shares of the Company’s common which vests upon approval of the Company’s blood glucose measurement technology by the U.S. Food and Drug Administration. The grants were valued at $1.50 per share and expire on April 15, 2024.

The Company recently decided that it would not undertake a Kickstarter campaign. Options are expected to have alternative Company milestones.

There are currently 2,437,668 options to purchase common stock at an average exercise price of $1.744 per share outstanding as of June 30, 2019 under the 2011 Stock Incentive Plan. The Company recorded $359,051 and $7,334 of compensation expense, net of related tax effects, relative to stock options for the nine months ended June 30, 2019 and 2018 and in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.020) and ($0.000) per share, respectively. As of June 30, 2019, there is approximately $1,595,350, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.46 years.

Stock option activity for the nine months ended June 30, 2019 was as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2018	2,182,668	$1.698	$3,706,519
Granted	255,000	2.136	544,750
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding as of June 30, 2019	2,437,668	$1.744	$4,251,269

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2019:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
0.25	530,000	4.36	$0.250	184,375	$0.25
1.28-1.90	1,305,000	4.50	1.31	359,375	1.31
3.03	100,000	4.46	3.03	100,000	3.03
4.08-4.20	500,000	4.48	4.13	125,000	4.13
13.500	1,334	0.38	13.50	1,334	13.50
15.000	1,334	-	15.00	-	15.00
	2,437,668	4.46	$1.744	770,084	$1.746

The significant weighted average assumptions relating to the valuation of the Company’s stock option grants for the nine months ended June 30, 2019 were as follows:

Assumptions

Dividend yield	0%
Expected life	3 yrs
Expected volatility	125%
Risk free interest rate	2.0%

There were stock option grants of 530,000 shares as of June 30, 2019 with an aggregate intrinsic value of $577,700.

14.
OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Notes 10 and 13 for related party transactions with Ronald P. Erickson.

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $478,861 as of June 30, 2019.

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

Properties and Operating Leases

The Company is obligated under the following non-cancelable operating leases for its various facilities and certain equipment.

Years Ended June 30,	Total
2020	$132,941
2021	169,297
2022	0
2023	-
2024	-
Beyond	-
Total	$302,238

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

TransTech Facilities

TransTech was located at 12142 NE Sky Lane, Suite 130, Aurora, OR 97002.TransTech terminated this lease effective May 31, 2019.

16.   SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available. Subsequent to June 30, 2019, there were the following material transactions that require disclosure:

The Company issued 41,007 shares of common stock and cancelled warrants to purchase 8,993 shares of common stock at $0.25 per share to an investor related to the cashless exercise of warrants.

On July 8, 2019, the Board awarded a stock option grant to a consultant to acquire 100,000 shares each of the Company’s common stock. The grant was valued at $1.40 per share and will expire on July 8, 2024. The grant vests quarterly over four years, with no vesting during the first two quarters.

On July 8, 2019, the Board awarded a stock option grant to a consultant to acquire 15,000 shares each of the Company’s common stock. The grant was valued at $1.40 per share and will expire on July 8, 2024. The grant vests on January 8, 2020.

On July 8, 2019, the Board awarded an employee a stock option grant to acquire 100,000 shares of the Company’s Common stock which vests upon approval of the Company’s blood glucose measurement technology by the U.S. Food and Drug Administration. The grant was valued at $1.40 per share and expires on July 8, 2024.

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

Historically, the Company focused on the development of our proprietary ChromaID technology. Using light from low-cost LEDs (light emitting diodes) the Company’s map the color of substances, fluids and materials and with our proprietary processes we can authenticate, identify and diagnose based upon the color that is present. The color is both visible to us as humans but also outside of the humanly visible color spectrum in the near infra-red and near ultra-violet and beyond. The Company’s ChromaID scanner sees what we like to call “Nature’s Color Fingerprint.” Everything in nature has a unique color identifier and with ChromaID the Company can see it, and identify, authenticate and diagnose based upon the color that is present. The Company’s ChromaID scanner is capable of uniquely identifying and authenticating almost any substance or liquid using light to create, record and detect its unique color signature. The Company will continue to develop and enhance its ChromaID technology and extend its capacity. More recently, the Company has focused upon extensions and new inventions that are derived from and extend beyond our ChromaID technology. The Company’s call this technology Bio-RFID. The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our Company as we work to create revenue generating products for the marketplace. Today, the sole focus of the Company is on its Bio-RFID technology and its commercialization. The Company may continue to develop and enhance its ChromaID technology and extend its capacity as time and resources permit. The Company will also, as resources permit, pursue licensing opportunities with third parties who have ready applications for our ChromaID and Bio-RFID technologies.

In 2010, we acquired TransTech Systems, Inc. as an adjunct to our business. TransTech is a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of the Company’s revenues. The financial results from our TransTech subsidiary have been diminishing as vendors of their products increasingly move to the Internet and direct sales to their customers. While it does provide our current revenues it is not central to our current focus as a Company. Moreover, we have written down any goodwill associated with its historic acquisition. We continue to closely monitor this subsidiarv and expect it to wind down completely prior to the end of our current fiscal year.

The Know Labs Technology

We have internally and under contract with third parties developed proprietary platform technologies to uniquely authenticate or diagnose almost any material and substance. Our technology utilizes electromagnetic energy along the electromagnetic spectrum to perform analytics which allow the user to identify, authenticate and diagnose depending upon the unique application and field of use. The Company’s proprietary platform technologies are called ChromaID and Bio-RFID.

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

The Company’s latest technology platform is called Bio-RFID. Working in our lab over the two years, we have developed extensions and new inventions derived in part from our ChromaID technology which we refer to as Bio-RFID technology. We are rapidly advancing the development of this technology. We have announced over the past several months that we have successfully been able to non-invasively ascertain blood glucose levels in humans. We are building the internal and external development team necessary to commercialize this newly discovered technology as well as make additional patent filings covering the intellectual property created with these new inventions. The first applications of our Bio-RFID technology will be in a product we call the UBAND™. The first UBAND product will be marketed as a Continuous Glucose Monitor. It is a wearable product which will be worn on the wrist and communicate with a smart phone device via Bluetooth connectivity. It will provide the user with real time information on their blood glucose levels. This product will require US Food and Drug Administration approval prior to its introduction to the market.

We have also announced the results of laboratory-based comparison testing between our Bio-RFID technology and the leading continuous glucose monitors from Abbott Labs (Freestyle Libre®) and DexCom (G5®). These results provide evidence of a high degree of correlation between our Bio-RFID based technology and the current industry leaders and their continuous glucose monitors. Our technology is fundamentally differentiated from these industry leaders as our UBAND continuous glucose monitor is completely non-invasive.

We expect to begin the process of obtaining US Food and Drug Administration (FDA) approval of our non-invasive continuous blood glucose monitoring device during calendar year 2019. To guide us in that undertaking we previously announced the hiring of a Chief Medical Officer and formed a Medical and Regulatory Advisory Board to guide us through the FDA process. We are unable, however, to estimate the time necessary for such approval nor the likelihood of success in that endeavor.

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

As with other foundational technologies, a single application may reach across multiple industries. The ChromaID technology can, for example effectively differentiate and identify different brands of clear vodkas that appear identical to the human eye. By extension, this same technology can identify pure water from water with contaminants present. It can provide real time detection of liquid medicines such as morphine that have been adulterated or compromised. It can detect if jet fuel has water contamination present. It could determine when it is time to change oil in a deep fat fryer. These are but a few of the potential applications of the ChromaID technology based upon extensions of its ability to identify different liquids.

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

The cornerstone of a company with a foundational platform technology is its intellectual property. We have pursued an active intellectual property strategy and have been granted 13 patents. We currently have a number of patents pending. We possess all right, title and interest to the issued patents. Nine issued and pending patents are licensed exclusively to us in perpetuity by our strategic partner, Allied Inventors, a spin-off entity of Intellectual Ventures, an intellectual property fund.

Our Patents and Intellectual Property

We believe that our 13 patents, patent applications, registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets. Our issued patents will expire at various times between 2027 and 2034. Pending patents, if issued, may have expiration dates that extend further in time. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

The issued patents cover the fundamental aspects of the Know Labs ChromaID technology and a growing number of unique applications ranging, to date, from invisible bar codes to tissue and liquid analysis. We have filed patents on our Bio-RFID technology and will continue to expand the Company’s patent portfolio over time through internal development efforts as well as through licensing opportunities with third parties.

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

On May 30, 2017, we were issued US Patent No. 9,664.610 B2 entitled “Systems for Fluid Analysis Using Electromagnetic Energy that is reflected a Number of Times through a Fluid Contained within a Reflective Chamber.” This patent expires approximately in approximately March 2034. This patent pertains to a method for the use of the Company’s technology analyzing fluids.

On April 4, 2018, we were issued US Patent No. 9,869,636 B2, entitled “Device for Evaluation of Fluids Using Electromagnetic Energy.” The patent expires in approximately April 2033. This patent pertains to the use of ChromaID technology for evaluating and analyzing fluids such as those following through an IV drip in a hospital or water, for example.

We continue to pursue a patent strategy to expand our unique intellectual property in the United States and other countries.

Product Strategy

We are currently undertaking internal development work on potential products for the consumer marketplace. This development work was previously being performed through our Consulting Agreement with Blaze Clinical, and Phillip A. Bosua, who served as our Chief Product Officer. In his current role as Chief Executive Officer, Mr. Bosua continues to lead these efforts. We have announced the development of our UBAND continuous glucose monitor and our desire to obtain US Food and Drug Administration approval for the marketing of this product to the diabetic and pre-diabetic population. We have also recently announced the engagement of a manufacturing partner we will work with to bring this product to market. We will make further announcements regarding this product as development and manufacturing work progresses.

As time and resources permit, we also will engage with partners through licensing our technology in various fields of use, entering into joint venture agreements to develop specific applications of our technology, and in certain specific instances develop our own products for the marketplace.

Currently we are focusing our efforts on productizing our Bio-RFID technology as we move it out of our research laboratory and into the marketplace.

Research and Development

Our current research and development efforts are primarily focused improving our Bio-RFID technology, extending its capacity and developing new and unique applications for the technology. As part of this effort, we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. We are also actively involved in identifying new applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies and their application. We engage third party experts as required to supplement our internal team. We believe that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $391,014, $570,514 and $79,405 for the nine months ended June 30, 2019 and years ended September 30, 2018 and 2017, respectively, on development activities, On July 6, 2017, we entered into a Consulting Agreement with Phillip A. Bosua, our Chief Product Officer to lead our development efforts. He has continued in that role with expanded responsibilities upon his appointment as Chief Executive Officer on April 19, 2018.

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

EMPLOYEES

As of June 30, 2019 we had seven full-time employees and employed various consultants or consulting groups as needed. Our senior management is located in the Seattle, Washington office and laboratory. TransTech employs two fulltime and two part time employees in Oregon.

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

 RESULTS OF OPERATIONS

In 2010, we acquired TransTech Systems, Inc. as an adjunct to our business. TransTech is a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of our revenues. The financial results from our TransTech subsidiary have been diminishing as vendors of their products increasingly move to the Internet and direct sales to their customers. While it does provide our current revenues it is not central to our current focus.. Moreover, we have written down any goodwill associated with its historic acquisition. We continues to closely monitor this subsidiary and expect to wind it down completely prior to the end of our current fiscal year.

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Three Months Ended June 30,
	2019	2018	$ Variance	% Variance

Revenue	$381	$1,107	$(726)	-65.6%
Cost of sales	276	910	(634)	69.7%
Gross profit	105	197	(92)	-46.7%
Research and development expenses	442	126	316	-250.8%
Selling, general and administrative expenses	797	803	(6)	0.7%
Operating loss	(1,134)	(732)	(402)	203.3%
Other (expense) income:
Interest expense	(4)	(9)	5	55.6%
Other income	8	-	8	100.0%
Gain on debt settlements	325	235	90	38.3%
Total other income	329	226	103	-45.6%
(Loss) before income taxes	(805)	(506)	(299)	-59.1%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(805)	$(506)	$(299)	-59.1%

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018

Sales

Net revenue for the three months ended June 30, 2019 decreased $726,000 to $381,000 as compared to $1,107,000 for the three months ended June 30, 2018. The decrease was due to lower sales by TransTech. We have focused TransTech on maximizing profits at the lower sales level.

Cost of Sales

Cost of sales for the three months ended June 30, 2019 decreased $634,000 to $276,000 as compared to $910,000 for the three months ended June 30, 2018. The decrease was due to lower sales by TransTech. We have focused TransTech on maximizing profits at the lower sales level.

Gross profit was $105,000 for the three months ended June 30, 2019 as compared to $197,000 for the three months ended June 30, 2018. Gross profit was 23.4% for the three months ended June 30, 2019 as compared to 20.1% for the three months ended June 30, 2018. We have focused TransTech on maximizing profits at the current sales level.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2019 increased $316,000 to $442,000 as compared to $126,000 for the three months ended June 30, 2018. The increase was due to expenditures related to the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2019 increased $6,000 to $797,000 as compared to $803,000 for the three months ended June 30, 2018.

The decrease primarily was due to; (i) decreased stock based compensation of $196,000; offset by (ii) increased corporate development expense of $49,000; (iii) increased salaries of $19,000; (iv) increased travel of $22,000; and increased other expenses of $106,000. As part of the selling, general and administrative expenses for the three months ended June 30, 2019, we recorded $69,000 of investor relation expenses and business development expenses.

Other Income (Expense)

Other income for the three months ended June 30, 2019 was $329,000 as compared to other income of $226,000 for the three months ended June 30, 2018. The other expense for the three months ended June 30, 2019 included (i) interest expense of $4,000; offset by (ii) other income of $8,000; and (iii) gain on debt settlements of $325,000. The gain on debt settlements related to the settlement of old accounts payable.

The other expense for the three months ended June 30, 2018 included (i) interest expense of $9,000; offset by gain on debt settlements of $235,000. The gain on debt settlements related to the settlement of old accounts payable.

Net (Loss) Profit

Net loss for the three months ended June 30, 2019 was $805,000 as compared to a net loss of $506,000 for the three months ended June 30, 2018. The net loss for the three months ended June 30, 2019, included non-cash income of $89,000. The non-cash items include (i) gain on debt settlements of $325,000; offset by (ii) depreciation and amortization of $24,000; (iii) stock based compensation of $166,000; and (iv) other of $91,000. TransTech’s net loss from operations was $45,000 for the three months ended June 30, 2019 as compared to a net income from operations of $21,000 for the three months ended June 30, 2018.

The net loss for the three months ended June 30, 2018, included non-cash expenses of $406,000. The non-cash items include (i) depreciation and amortization of $14,000; (ii) issuance of common stock for conversion of liabilities of $248,000; (iii) issuance of capital stock for services and expenses of $278,000; (iv) provision for loss on accounts receivable o $21,000; and (v) issuance of warrants for debt conversion of $121,000; and (vi) offset by non-cash gain on accounts payable of $234,000. TransTech’s net income from operations was $21,000 for the three months ended June 30, 2018 as compared to a net loss from operations of ($135,000) for the three months ended June 30, 2017.

We expect losses to continue as we commercialize our ChromaID™ and Bio-RFID™technology.

(dollars in thousands)

	Nine Months Ended June 30,
	2019	2018	$ Variance	% Variance

Revenue	$1,577	$3,432	$(1,855)	-54.1%
Cost of sales	1,203	2,760	(1,557)	56.4%
Gross profit	374	672	(298)	-44.3%
Research and development expenses	833	367	466	-127.0%
Selling, general and administrative expenses	3,165	1,796	1,369	-76.2%
Operating loss	(3,624)	(1,491)	(2,133)	-158.9%
Other (expense) income:
Interest expense	(22)	(1,096)	1,074	98.0%
Other income	22	234	(212)	-90.6%
Gain on debt settlements	325	19	306	1610.5%
Total other income (expense)	325	(843)	1,168	138.6%
(Loss) before income taxes	(3,299)	(2,334)	(965)	-41.3%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(3,299)	$(2,334)	$(965)	-41.3%

NINE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2018

Sales

Net revenue for the nine months ended June 30, 2019 decreased $1,855,000 to $1,577,000 as compared to $3,432,000 for the nine months ended June 30, 2018. The decrease was due to lower sales by TransTech. We have focused TransTech on maximizing profits at the lower sales level.

Cost of Sales

Cost of sales for the nine months ended June 30, 2019 decreased $1,557,000 to $1,203,000 as compared to $2,760,000 for the nine months ended June 30, 2018. The decrease was due to lower sales by TransTech. We have focused TransTech on maximizing profits at the lower sales level.

Gross profit was $374,000 for the nine months ended June 30, 2019 as compared to $672,000 for the nine months ended June 30, 2018. Gross profit was 23.7% for the nine months ended June 30, 2019 as compared to 19.6% for the nine months ended June 30, 2018. We have focused TransTech on maximizing profits at the current sales level.

Research and Development Expenses

Research and development expenses for the nine months ended June 30, 2019 increased $466,000 to $833,000 as compared to $367,000 for the nine months ended June 30, 2018. The increase was due to expenditures related to the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2019 increased $1,369,000 to $3,165,000 as compared to $1,796,000 for the nine months ended June 30, 2018.

The increase primarily was due to (i) increased corporate development expense of $438,000; (ii) increased stock based compensation of $638,000; (iii) increased rent of $60,000; (iv) increased travel of $55,000; (v) increased legal of $47,000; (vi) increased audit expenses of $23,000; and (vii) increased other expenses of $108,000. As part of the selling, general and administrative expenses for the nine months ended June 30, 2019, we recorded $438,000 of investor relation expenses and business development expenses.

Other Income (Expense)

Other income for the nine months ended June 30, 2019 was $325,000 as compared to other expense of $843,000 for the nine months ended June 30, 2018. The other expense for the nine months ended June 30, 2019 included (i) interest expense of $22,000; offset by (ii) other income of $22,000; and (iii) gain on debt settlements of $325,000. The gain on debt settlements related to the settlement of old accounts payable.

The other expense for the nine months ended June 30, 2018 included (i) interest expense of $1,096,000; offset by (ii) other income of $19,000 and (iii) gain on debt settlements of $234,000. The interest expense related a senior convertible exchangeable debenture issued on December 12, 2017 and February 28, 2018 in conjunction with a Securities Purchase Agreement dated August 14, 2017. The gain on debt settlements related to the settlement of old accounts payable.

Net (Loss) Profit

Net loss for the nine months ended June 30, 2019 was $3,299,000 as compared to a net loss of $2,334,000 for the nine months ended June 30, 2018. The net loss for the nine months ended June 30, 2019 included non-cash expenses of $1,052,000. The non-cash items include (i) depreciation and amortization of $157,000; (ii) stock based compensation of $766,000; (iii) issuance of capital stock for services and expenses of $349,000; and (iii) other of $100,000; offset by non-cash gain on accounts payable of $320,000. TransTech’s net loss from operations was $81,000 for the nine months ended June 30, 2019 as compared to a net income from operations of $64,000 for the nine months ended June 30, 2018.

The net loss for the nine months ended June 30, 2018, included non-cash expenses of $1,677,000. The non-cash items include (i) depreciation and amortization of $44,000; (ii) stock based compensation of $7,000; (iii) conversion of interest and amortization of debt discount of $539,000; (iv) conversion of accrued liabilities of $492,000; (v) issuance of common stock for conversion of liabilities of $248,000; (vi) issuance of capital stock for services and expenses of $349,000; and (vii) issuance of warrants for debt conversion of $232,000; and (viii) offset by non-cash gain on accounts payable of $234,000. TransTech’s net income from operations was $64,000 for the nine months ended June 30, 2018 as compared to a net loss from operations of ($237,000) for the nine months ended June 30, 2017.

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

We had cash of approximately $2,689,000 and net working capital deficit of approximately $1,228,000 (net of convertible notes payable and notes payable) as of June 30, 2019.  We have experienced net losses since inception and we expect losses to continue as we commercialize our ChromaID™ technology. As of June 30, 2019, we had an accumulated deficit of $38,091,000 and net losses in the amount of $3,299,000, $3,258,000 and $3,901,000 for the nine months ended June 30, 2019 and years ended September 30, 2018 and 2017, respectively. We believe that our cash on hand will be sufficient to fund our operations through December 31, 2019.

On May 28, 2019, we closed additional rounds of a private placement and received gross proceeds of $4,242,515 in exchange for issuing Subordinated Convertible Notes (the “Convertible Notes”) and Warrants (the “Warrants”) in a private placement to 54 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

The Convertible Notes have a principal amount of $4,242,515 and bear annual interest of 8%. Both the principal amount of and the interest are payable on a payment-in-kind basis in shares of Common Stock of the Company (the “Common Stock”). They are due and payable (in Common Stock) on the earlier of (a) mandatory and automatic conversion of the Convertible Notes into a financing that yields gross proceeds of at least $10,000,000 (a “Qualified Financing”) or (b) on the one-year anniversary of the Convertible Notes (the “Maturity Date”). Investors will be required to convert their Convertible Notes into Common Stock in any Qualified Financing at a conversion price per share equal to the lower of (i) $1.00 per share or (ii) a 25% discount to the price per share paid by investors in the Qualified Financing. If the Convertible Notes have not been paid or converted prior to the Maturity Date, the outstanding principal amount of the Convertible Notes will be automatically converted into shares of Common Stock at the lesser of (a) $1.00 per share or (b) any adjusted price resulting from the application of a “most favored nations” provision, which requires the issuance of additional shares of Common Stock to investors if we issue certain securities at less than the then-current conversion price.

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

We expect exercises of warrants. There were vested warrants of 16,573,772 as of June 30, 2019 with an aggregate intrinsic value of $15,949,833.

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2019 was $2,307,000. This amount was primarily related to (i) a net loss of $3,299,000; and (ii) working capital changes of $60,000; offset by (vi) non-cash expenses of $1,052,000. The non-cash items include (i) depreciation and amortization of $157,000; (ii) stock based compensation of $766,000; (iii) issuance of capital stock for services and expenses of $349,000; and (iii) other of $100,000; offset by non-cash gain on accounts payable of $320,000.

Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2019 was $79,000. This amount was primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2019 was $4,243,000. This amount was primarily related to issuance of common stock for cash of $4,243,000 as discussed above, offset by repayments of line of credit of $102,000.

Our contractual cash obligations as of June 30, 2019 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$302,238	$132,941	$169,297	$-	$-
Convertible notes payable	2,255,065	2,255,065	-	-	-
Capital expenditures	250,000	50,000	100,000	100,000	-
	$2,807,303	$2,438,006	$269,297	$100,000	$-

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

ITEM 4.    CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2019 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2019.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

As of June 30, 2019, we owe approximately $2,749,951 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $494,886 as of March 31, 2019.

Including Mr. Erickson, we owe $2,255,065 under various convertible promissory notes as of June 30, 2019.

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

We have experienced net losses since inception. As of June 30, 2019, we had an accumulated deficit of $38,091,000 and net losses in the amount of $3,299,000, $3,258,000 and $3,901,000 for the nine months ended June 30, 2019 and years ended September 30, 2018 and 2017, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our ChromaID and Bio-RFID business has produced minimal revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

We depend on a third-party manufacturer and third party suppliers for substantially all of our components and products. We purchase these products and components from third-party suppliers that serve the advanced lighting systems market and we believe that alternative sources of supply are readily available for most products and components. However, consolidation could result in one or more current suppliers being acquired by a competitor, rendering us unable to continue purchasing necessary amounts of key components at competitive prices. In addition, for certain of our customized components, arrangements for additional or replacement suppliers will take time and result in delays. We purchase products and components pursuant to purchase orders placed from time to time in the ordinary course of business. This means we are vulnerable to unanticipated price increases and product shortages. Any interruption or delay in the supply of components and products, or our inability to obtain components and products from alternate sources at acceptable prices in a timely manner, could harm our business, financial condition and results of operations.

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

Revenues of our wholly-owned subsidiary, TransTech, are declining

We have not been able to successfully address this revenue decline of this subsidiary during the three months ending June 30, 2019 which is expected to result in the winding down of operations.  The loss of the TransTech subsidiary revenue will impact the Company’s top line revenues and its operating results and may result in expenses associated with the winding down. We cannot predict with certainty how the winding down will affect our overall operations.

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

The FDA can refuse to grant, delay, and limit or deny approval of an application for approval of our UBAND CGM for many reasons.

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

The exercise prices of certain warrants, convertible notes payable and the Series C and D Preferred Shares may require further adjustment.

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 1,785,715 outstanding shares of Series C Preferred Stock, 1,016,004 outstanding shares Series D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $2,255,066 (9,020,264 common shares at the current price of $0.25 per share) and the exercise price of additional outstanding warrants to purchase 16,125,645 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments.

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

Four individual investors could have significant influence over matters submitted to stockholders for approval.

As of June 30, 2019, four individuals in the aggregate, assuming the exercise of all warrants to purchase common stock, hold shares representing approximately 80% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, the agreement with one of these individuals limits his ownership to 4.99% individually. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of June 30, 2019, the Company had 22,567,686 shares of common stock issued and outstanding, held by 115 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of June 30, 2019, there were options outstanding for the purchase of 2,437,668 common shares (excluding unearned stock option grants), warrants for the purchase of 17,797,090 common shares, and 4,894,071 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company has an unknown number of shares (9,020,264 common shares at the current price of $0.25 per share) are issuable upon conversion of convertible debentures of $2,255,065. All of which could potentially dilute future earnings per share.

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

These options, warrants, convertible notes payable and convertible preferred stock could result in further dilution to common stockholders and may affect the market price of the common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2019, we had the following unregistered sales of equity securities:

We issued 132,222 shares of common stock and cancelled warrants to purchase 27,778 shares of common stock at $0.25 per share to a consultant and an investor related to the cashless exercise of warrants.

Private Placements

On May 28, 2019, we closed additional rounds of a private placement and received gross proceeds of $4,242,515 in exchange for issuing Subordinated Convertible Notes (the “Convertible Notes”) and Warrants (the “Warrants”) in a private placement to 54 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

The Convertible Notes have a principal amount of $4,242,515 and bear annual interest of 8%. Both the principal amount of and the interest are payable on a payment-in-kind basis in shares of Common Stock of the Company (the “Common Stock”). They are due and payable (in Common Stock) on the earlier of (a) mandatory and automatic conversion of the Convertible Notes into a financing that yields gross proceeds of at least $10,000,000 (a “Qualified Financing”) or (b) on the one-year anniversary of the Convertible Notes (the “Maturity Date”). Investors will be required to convert their Convertible Notes into Common Stock in any Qualified Financing at a conversion price per share equal to the lower of (i) $1.00 per share or (ii) a 25% discount to the price per share paid by investors in the Qualified Financing. If the Convertible Notes have not been paid or converted prior to the Maturity Date, the outstanding principal amount of the Convertible Notes will be automatically converted into shares of Common Stock at the lesser of (a) $1.00 per share or (b) any adjusted price resulting from the application of a “most favored nations” provision, which requires the issuance of additional shares of Common Stock to investors if we issue certain securities at less than the then-current conversion price.

The Warrants were granted on a 1:0.5 basis (one-half Warrant for each full share of Common Stock into which the Convertible Notes are convertible). The Warrants have a five-year term and an exercise price equal to 120% of the per share conversion price of the Qualified Financing or other mandatory conversion.

The Convertible Notes are initially convertible into 4,242,515 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 2,121,258 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments.

In connection with the private placement, the placement agent for the Convertible Notes and the Warrants received a cash fee of $361,401 and warrants to purchase 542,102 shares of our common stock, all based on 8-10% of gross proceeds to the Company. The placement agent has also received a $25,000 advisory fee.

As part of the Purchase Agreement, we entered into a Registration Rights Agreement, which grants the investors “demand” and “piggyback” registration rights to register the shares of Common Stock issuable upon the conversion of the Convertible Notes and the exercise of the Warrants with the Securities and Exchange Commission for resale or other disposition. In addition, the Convertible Notes are subordinated to certain senior debt of the Company pursuant to a Subordination Agreement executed by the investors.

The Convertible Notes and Warrants were issued in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”) in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

We may continue offering additional Convertible Notes and Warrants on substantially the same terms until June 30, 2019 (unless extended at the discretion of the Company) or until we raised a maximum of $7 million in gross proceeds (or such other amount determined by us in our discretion).

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

10.20	Certificate of Merger, dated as of April 10, 2018, by 500 Union Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 17, 2018)
10.21	Form of subscription agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 29, 2018)
10.22	Form of common stock purchase warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 29, 2018)
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

10.26	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)
10.27	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)
10.28	Form of Subordinated Convertible Note (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)
10.29	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)
10.30	Form of Subordination Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)
10.31	Form of Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)
10.32
Amendment 2 dated April 30, 2019 to Senior Secured Convertible Redeemable Note dated September 30, 2016 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 22, 2019)

10.33
Amendment 2 dated April 30, 2019 to Senior Secured Convertible Redeemable Note dated August 14, 2017 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 22, 2019)

10.34
Amendment 2 dated April 30, 2019 to Senior Secured Convertible Redeemable Note dated December 12, 2017 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 22, 2019)

10.35
Amendment 1 dated April 30, 2019 to Senior Secured Convertible Redeemable Note dated February 28, 2018 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 22, 2019)

10.36
Amendment 1 dated April 30, 2019 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 22, 2019)

10.37
Amendment 1 dated April 30, 2019 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 22, 2019)

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

KNOW LABS, INC.
(Registrant)

Date: August 7, 2019	By:	/s/ Phillip A Bosua
Phillip A. Bosua
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)