Form 10-K
period 2019-09-30
KNOW LABS, INC.
filed 2019-12-27
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2019

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes ☒ No

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

As of March 31, 2019 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $17,688,914.

The number of shares of common stock, $.001 par value, issued and outstanding as of December 27, 2019: 18,439,369 shares

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

ITEM 1.    DESCRIPTION OF BUSINESS

BACKGROUND AND CAPITAL STRUCTURE

Know Labs, Inc. was incorporated under the laws of the State of Nevada in 1998. Since 2007, we have been focused primarily on research and development of proprietary technologies which can be used to authenticate and diagnose a wide variety of organic and non-organic substances and materials. Our Common Stock trades on the OTCQB Exchange under the symbol “KNWN.”

BUSINESS

We are focused on the development, marketing and sales of proprietary technologies which are capable of uniquely identifying or authenticating almost any substance or material using electromagnetic energy to record, detect, and identify the unique “signature” of the substance or material. We call these our “Bio-RFID™” and “ChromaID™” technologies.

Historically, the Company focused on the development of our proprietary ChromaID technology. Using light from low-cost LEDs (light emitting diodes) the ChromaID technology maps the color of substances, fluids and materials. With our proprietary processes we can authenticate and identify based upon the color that is present. The color is both visible to us as humans but also outside of the humanly visible color spectrum in the near infra-red and near ultra-violet and beyond. The Company’s ChromaID scanner sees what we like to call “Nature’s Color Fingerprint.” Everything in nature has a unique color identifier and with ChromaID the Company can see, and identify, and authenticate based upon the color that is present. The Company’s ChromaID scanner is capable of uniquely identifying and authenticating almost any substance or liquid using light to record, detect and identify its unique color signature. More recently, the Company has focused upon extensions and new inventions that are derived from and extend beyond our ChromaID technology. The Company calls this new technology “Bio-RFID.” The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our Company as we work to create revenue generating products for the marketplace. Today, the sole focus of the Company is on its Bio-RFID technology and its commercialization.

In 2010, we acquired TransTech Systems, Inc. as an adjunct to our business. TransTech is a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of the Company’s revenues. The financial results from our TransTech subsidiary have been diminishing as vendors of their products increasingly move to the Internet and direct sales to their customers. While it does provide our current revenues, it is not central to our current focus as a Company. Moreover, we have written down any goodwill associated with its historic acquisition. We continue to closely monitor this subsidiary and expect it to wind down completely in the near future.

The Know Labs Technology

We have internally and under contract with third parties developed proprietary platform technologies to uniquely identify or authenticate almost any material and substance. Our technology utilizes electromagnetic energy along the electromagnetic spectrum to perform analytics which allow the user to identify and authenticate substances and materials depending upon the user’s unique application and field of use. The Company’s proprietary platform technologies are called Bio-RFID and ChromaID.

The Company’s latest technology platform is called Bio-RFID. Working in our lab over the last two years, we have developed extensions and new inventions derived in part from our ChromaID technology which we refer to as Bio-RFID technology. We are rapidly advancing the development of this technology. We have announced over the past year that we have successfully been able to non-invasively ascertain blood glucose levels in humans. We are building the internal and external development team necessary to commercialize this newly discovered technology as well as make additional patent filings covering the intellectual property created with these new inventions. The first applications of our Bio-RFID technology will be in a product we call the UBAND™. The first UBAND product will be marketed as a Continuous Glucose Monitor. It is a wearable product which will be worn on the wrist or ankle and communicate with a smart phone device via Bluetooth connectivity. It will provide the user with real time information on their blood glucose levels. This initial product will require US Food and Drug Administration approval prior to its introduction to the market.

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

We expect to begin the process of obtaining US Food and Drug Administration (FDA) approval of our non-invasive continuous blood glucose monitoring device during calendar year 2020. To guide us in that undertaking we previously announced the hiring of a Chief Medical Officer and formed a Medical and Regulatory Advisory Board to guide us through the FDA process. We are unable, however, to estimate the time necessary for such approval nor the likelihood of success in that endeavor.

Our ChromaID patented technology utilizes light at the photon (elementary particle of light) level through a series of emitters and detectors to generate a unique signature or “fingerprint” from a scan of almost any solid, liquid or gaseous material. This signature of reflected or transmitted light is digitized, creating a unique ChromaID signature. Each ChromaID signature is comprised of from hundreds to thousands of specific data points.

The ChromaID technology looks beyond visible light frequencies to areas of near infra-red and ultraviolet light and beyond that are outside the humanly visible light spectrum. The data obtained allows us to create a very specific and unique ChromaID signature of the substance for a myriad of authentication, verification and identification applications.

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

In normal operation, a ChromaID master or reference scan is generated and stored in a database. We call this the ChromaID Reference Data Library. The scan head can then scan similar materials to identify, authenticate or diagnose them by comparing the new ChromaID digital signature scan to that of the original or reference ChromaID signature or scan result. Over time, we believe the ChromaID Reference Libraries can become a significant asset of the Company, providing valuable information in numerous fields of use. The Reference Data Libraries for our newly developed Bio-RFID will have a similar promise regarding their utility and value.

Bio-RFID and ChromaID: Foundational Platform Technologies

Our Bio-RFID and ChromaID technologies provide a platform upon which a myriad of applications can be developed. As platform technologies, they are analogous to a smartphone, upon which an enormous number of previously unforeseen applications have been developed. Bio-RFID and ChromaID technologies are “enabling” technologies that bring the science of electromagnetic energy to low-cost, real-world commercialization opportunities across multiple industries. The technologies are foundational and, as such, the basis upon which the Company believes significant businesses can be built.

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

Similarly, the ChromaID technology can, for example effectively differentiate and identify different brands of clear vodkas that appear identical to the human eye. By extension, this same technology could identify pure water from water with contaminants present. It could provide real time detection of liquid medicines such as morphine that have been adulterated or compromised. It could detect if jet fuel has water contamination present. It could determine when it is time to change oil in a deep fat fryer. These are but a few of the potential applications of the ChromaID technology based upon extensions of its ability to identify different liquids.

The cornerstone of a company with a foundational platform technology is its intellectual property. We have pursued an active intellectual property strategy and have been granted 13 patents. We currently have a number of patents pending and continue, on a regular basis the filing of new patents. We possess all right, title and interest to the issued patents. Nine issued and pending patents are licensed exclusively to us in perpetuity by our strategic partner, Allied Inventors, a spin-off entity of Intellectual Ventures, an intellectual property fund.

Our Patents and Intellectual Property

We believe that our 13 patents, patent applications, registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets. Our issued patents will expire at various times between 2027 and 2034. Pending patents, if and when issued, may have expiration dates that extend further in time. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

The issued patents cover the fundamental aspects of the Know Labs ChromaID technology and a number of unique applications. We have filed patents on the fundamental aspects of our Bio-RFID technology and growing number of unique applications. We will continue to expand the Company’s patent portfolio. .

Additionally, significant aspects of our technology are maintained as trade secrets which may not be disclosed through the patent filing process. We intend to be diligent in maintaining and securing our trade secrets.

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

Product Strategy

We are currently undertaking internal development work on potential products for the consumer marketplace. We have announced the development of our UBAND continuous glucose monitor and our desire to obtain US Food and Drug Administration approval for the marketing of this product to the diabetic and pre-diabetic population. We have also announced the engagement of a manufacturing partner we will work with to bring this product to market. We will make further announcements regarding this product as development, manufacturing and regulatory approval work progresses.

Currently we are focusing our efforts on productizing our Bio-RFID technology as we move it out of our research laboratory and into the marketplace.

Research and Development

Our current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. We are also actively involved in identifying new applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies and their application. We engage third party experts as required to supplement our internal team. We believe that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $1,257,872 and $570,514 for the years ended September 30, 2019 and 2018, respectively, on development activities.

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

EMPLOYEES

As of September 30, 2019, we had eleven full-time employees, including five personnel at TransTech. Our senior management and four other personnel are located in our Seattle, Washington offices. We also utilize consulting firms and people to supplement our workforce.

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

We are currently operating at a loss. We believe that our cash on hand will be sufficient to fund our operations through June 30, 2020. We will need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.  We are seeking additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.  There can there can be no assurance that we will be able to sell that number of shares, if any.

We need to continue as a going concern if our business is to succeed.

Because of our recurring losses and negative cash flows from operations, the audit report of our independent registered public accountants on our consolidated financial statements for the year ended September 30, 2019 contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.  Factors identified in the report include our historical net losses, negative working capital, and the need for additional financing to implement our business plan and service our debt repayments. If we are not able to attain profitability in the near future our financial condition could deteriorate further, which would have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment. Further, we may be unable to pay our debt obligations as they become due, which include obligations to secured creditors. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.  Additionally, we are subject to customary operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

As of September 30, 2019, we owe approximately $2,713,565 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

Mr. Erickson, our current chairman, and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $458,500 as of September 30, 2019.

We owe $2,255,065 under various convertible promissory notes as of September 30, 2019 including $1,184,066 owed to entities controlled by our chairman.

This excludes $4,242,490 of Subordinated Convertible Notes (the “Convertible Notes”) and Warrants (the “Warrants”) in a private placement to 54 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents that closed on May 28, 2019. The Convertible Notes converts into common stock at the maturity date during early 2020.

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

We have experienced net losses since inception. As of September 30, 2019, we had an accumulated deficit of $42,404,000 and net losses in the amount of $7,612,000 and $3,258,000 for the years ended September 30, 2019 and 2018, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our ChromaID and Bio-RFID business has produced minimal revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

To date, we have generated minimal revenue from sales of our ChromaID and Bio-RFID products. We believe that our commercialization success is dependent upon our ability to significantly increase the number of customers that are using our products.  In addition, demand for our products may not materialize, or increase as quickly as planned, and we may therefore be unable to increase our revenue levels as expected. We are currently not profitable. Even if we succeed in introducing our technology and related products to our target markets, we may not be able to generate sufficient revenue to achieve or sustain profitability.

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

Our success depends on our ability to develop and market products that are recognized as accurate and cost-effective. Many of our potential customers may be reluctant to use our new technology. Market acceptance will depend on many factors, including our ability to convince potential customers that our ChromaID and Bio-RFID technology and related products are an attractive alternative to existing light-based technologies. We will need to demonstrate that our products provide accurate and cost-effective alternatives to existing light-based authentication technologies. Compared to most competing technologies, our technology is relatively new, and most potential customers have limited knowledge of, or experience with, our products. Prior to implementing our technology and related products, some potential customers may be required to devote significant time and effort to testing and validating our products. In addition, during the implementation phase, some customers may be required to devote significant time and effort to training their personnel on appropriate practices to ensure accurate results from our technology and products. Any failure of our technology or related products to meet customer expectations could result in customers choosing to retain their existing testing methods or to adopt systems other than ours.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. During the audit of our financial statements for the year ended September 30, 2019, our management identified material weaknesses in our internal control over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

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

We depend on third-party manufacturers and suppliers for substantially all of our components and products that are used in our ChromaID and Bio-RFID products. We purchase these products and components from third-party suppliers and we believe that alternative sources of supply are readily available for most products and components. However, consolidation could result in one or more current suppliers being acquired by a competitor, rendering us unable to continue purchasing necessary amounts of key components at competitive prices. In addition, for certain of our customized components, arrangements for additional or replacement suppliers will take time and result in delays. We purchase products and components pursuant to purchase orders placed from time to time in the ordinary course of business. This means we are vulnerable to unanticipated price increases and product shortages. Any interruption or delay in the supply of components and products, or our inability to obtain components and products from alternate sources at acceptable prices in a timely manner, could harm our business, financial condition and results of operations.

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

Revenues of our wholly-owned subsidiary, TransTech, are declining

We have not been able to successfully address this revenue decline of this subsidiary during the year ended September 30, 2019 which is expected to result in the winding down of operations.  The loss of the TransTech subsidiary revenue will impact the Company’s top line revenues and its operating results and may result in expenses associated with the winding down.

We are dependent on key personnel.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace, including Ronald P. Erickson, our Chairman and Phil Bosua, our Chief Executive Officer. We maintain key person life insurance on our Chief Executive Officer, Phil Bosua. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations, and the ability of all personnel to work together effectively as a team.   Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.  Our success also depends on our continued ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, manufacturing, administrative and sales and marketing personnel. Competition for these individuals is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in recruiting and retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new products and adversely impact our relationships with existing and future customers. The inability to attract and retain necessary technical, managerial, manufacturing, administrative and sales and marketing personnel could harm our ability to obtain new customers and develop new products and could adversely affect our business and operating results.

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

If we are unable to secure a sales and marketing partner or establish satisfactory sales and marketing capabilities at Know Labs we may not be able to successfully commercialize our technology.

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

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 1,785,715 outstanding shares of Series C Preferred Stock, 1,016,004 outstanding shares Series D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $2,255,066 (9,020,264 common shares at the current price of $0.25 per share) and the exercise price of additional outstanding warrants to purchase 12,838,286 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments.

The conversion price of the Convertible Notes Payable of $4,242,490 (4,242,490 common shares at the current price of $1.00 per share) which closed May 28, 2019 would adjust below $1.00 per share pursuant to the documents governing such instruments. Warrants totaling 2,663,359 would adjust below $1.20 per share pursuant to the documents governing such instruments.

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

●	Issuance of convertible or equity securities and related warrants for general or merger and acquisition purposes;
●	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes;
●	Sale of a significant number of shares of our common stock by stockholders;
●	General market and economic conditions;
●	Quarterly variations in our operating results;
●	Investor and public relation activities;
●	Announcements of technological innovations;
●	New product introductions by us or our competitors;
●	Competitive activities;
●	Low liquidity; and
●	Additions or departures of key personnel.

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

As of September 30, 2019, four individuals in the aggregate, assuming the exercise of all warrants to purchase common stock, hold shares representing approximately 56% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, the agreement with one of these individuals limits his ownership to 4.99% individually. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of September 30, 2019, we had 18,366,178 shares of common stock issued and outstanding, held by 116 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of September 30, 2019, there were options outstanding for the purchase of 4,532,668 common shares (including unearned stock option grants totaling 2,410,000 and excluding certain stock option grants for a cancelled kickstarter program), warrants for the purchase of 17,747,090 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 13,262,779 common shares (9,020,264 common shares at the current price of $0.25 per share and 4,242,490 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $6,497,581. All of which could potentially dilute future earnings per share.

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

Future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders. We have and may issue preferred stock that could have rights that are preferential to the rights of common stock that could discourage potentially beneficial transactions to our common stockholders.

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

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

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

We or our manufacturers may be unable to obtain or maintain international regulatory clearances or approvals for our current or future products, or our distributors may be unable to obtain necessary qualifications, which could harm our business.

Sales of the Know Labs UBAND internationally are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the U.S. Complying with international regulatory requirements can be an expensive and time-consuming process, and marketing approval or clearance is not certain. The time required to obtain clearances or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. We may rely on third-party distributors to obtain regulatory clearances and approvals required in other countries, and these distributors may be unable to obtain or maintain such clearances or approvals. Our distributors may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or clearances, which could increase the difficulty of attracting and retaining qualified distributors. If our distributors experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the U.S., or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all.

Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, to the extent we market and sell our products outside of the U.S., we may be subject to rigorous international regulation in the future. In these circumstances, we would be required to rely on our foreign independent distributors to comply with the varying regulations, and any failures on their part could result in restrictions on the sale of our product in foreign countries.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

In 2018, we responded to an SEC comment related to a late Form 8-K filing. The matter was previously reported in another SEC filing. We have not received any other comments from the SEC on this late Form 8-K filing.

ITEM 2.     PROPERTIES

Corporate Offices

On April 13, 2017, we leased our executive office located at 500 Union Street, Suite 810, Seattle, Washington, USA, 98101. We lease 943 square feet and the net monthly payment is $2,672. The monthly payment increases approximately 3% each year and the lease expires on May 31, 2022.

Lab Facilities and Executive Offices

On February 1, 2019, we leased our lab facilities and executive offices located at 915 E Pine Street, Suite 212, Seattle, WA 98122.
We lease 2,642 square feet and the net monthly payment is $8,256. The monthly payment increases approximately 3% on July 1, 2019 and annually thereafter. The lease expires on June 30, 2021 and can be extended.

Terminated Leases

On May 1, 2018, we leased its lab facilities and executive offices located at 304 Alaskan Way South, Suite 102, Seattle, Washington, USA, 98101. The Company leased 2,800 square feet and the net monthly payment is $4,000. The lease expired on April 30, 2019.

TransTech was located at 12142 NE Sky Lane, Suite 130, Aurora, OR 97002. TransTech terminated this lease effective May 31, 2019. TransTech no longer has an office.

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

Common Stock

We are authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001. As of September 30, 2019, we had 18,366,178 shares of common stock issued and outstanding, held by 116 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of September 30, 2019, there were options outstanding for the purchase of 4,532,668 common shares (including unearned stock option grants totaling 2,410,000 and excluding certain stock option grants for a cancelled kickstarter program), warrants for the purchase of 17,747,090 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 13,262,779 common shares (9,020,264 common shares at the current price of $0.25 per share and 4,242,490 common shares at the current price of $1.00 per share would adjust below $1.00 per share pursuant to the documents governing such instruments) and are issuable upon conversion of convertible debentures of $6,497,581. All of which could potentially dilute future earnings per share.

American Stock Transfer and Trust Company is the transfer agent and registrar for our Common Stock.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

Series A Preferred Stock

There are 23,334 shares Series A Preferred shares authorized. Series A Preferred is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred held by such holder are then convertible as of the applicable record date. The Series A Preferred may not be redeemed without the consent of the holder.

On September 23, 2018, a holder of Series A Preferred Stock converted 3,334 shares into 3,334 shares of common stock.

On January 29, 2019, a holder of Series A Preferred Stock converted 20,000 shares into 80,000 shares of common stock. There are no Series A Preferred Stock outstanding as of January 29, 2019.

Series C Preferred Stock and Warrants

On August 11, 2016, we filed a Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock. On August 14, 2017, the price of the Series C Preferred Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. The Certificate designated 1,785,715 shares as Series C Convertible Preferred Stock at a par value of $.001 per share that is currently convertible into common stock at $0.25 per share, with certain adjustments as set forth in the Certificate. The Series C Preferred stock has a yield of 8% and an ownership blocker of 4.99%.

As of September 30, 2019, the Company has 1,785,715 shares of Series C Preferred Stock outstanding, which could potentially be converted into 5,000,000 shares of common stock.  In addition, a corresponding number of five-year warrants to acquire 1,785,715 shares of common stock at $0.25 per share were issued in conjunction with the Series C Preferred Shares and remain outstanding.

Series D Preferred Stock and Warrants

We have authorized the designation of 1,016,014 shares as Series D Convertible Preferred Stock (“Series D Preferred”). On August 14, 2017, the price of the Series D Preferred Stock was adjusted to $0.25 per share pursuant to the documents governing such instruments. On May 8, 2017, we applied with the State of Nevada for approval of the Certificate of Designations, Preferences, and Rights of Series D Convertible Preferred Stock. On July 17, 2018, we filed with the State of Nevada a second Amended and Restated Certificate of Designation of Preferences, Powers, and Rights of the Series D Convertible Preferred Stock to decrease the number of authorized Series D Shares from 3,906,250 to 1,016,014.

The Series D Preferred Stock is convertible into shares of common stock at a price of $0.25 per share or by multiplying the number of Series D Preferred Stock shares by the stated value and dividing by the conversion price then in effect, subject to certain diluted events, and has the right to vote the number of shares of common stock the Series D Preferred Stock would be issuable on conversion, subject to a 4.99% blocker. The Preferred Series D has an annual yield of 8%.

In conjunction with Series D Preferred Stock we authorized Series F Common Stock Warrants, which are exercisable for a term of five years at strike price of $0.25. The underlying common stock upon the conversion of the Series D Preferred and Series F Common Stock Warrants issued were required to be included in a registration statement as filed by the Company.

As of September 30, 2019, the Company has 1,016,004 shares of Series D Preferred Stock outstanding, which could be potentially be converted into 3,108,356 shares of common stock shares if the underlying conversion price remains $0.25, and there are 3,984,000 Series F warrant shares.

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

Securities Subject to Price Adjustments

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 1,785,715 outstanding shares of Series C Preferred Stock, 1,016,004 outstanding shares Series D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $2,255,066 (9,020,264 common shares at the current price of $0.25 per share) and the exercise price of additional outstanding warrants to purchase 12,838,286 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments.

The conversion price of Convertible Note Payable of $4,242,490 (4,242,490 common shares at the current price of $1.00 per share) would adjust below $1.00 per share pursuant to the documents governing such instruments. Warrants totaling 2,663,359 would adjust below $1.20 per share pursuant to the documents governing such instruments.

Stock Incentive Plan

On March 21, 2013, an amendment to the Stock Option Plan was approved by the stockholders of the Company, increasing the number of shares reserved for issuance under the Plan to 93,333 shares. On April 10, 2018, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 93,333 to 1,200,000. On August 7, 2018, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 1,200,000 to 2,000,000 to common shares. On January 23, 2019, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 2,200,000 to 2,500,000 to common shares. On May 22, 2019, the Compensation Committee approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 2,500,000 to 3,000,000 to common shares.

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

Period Ended	High	Low
Year Ending September 30, 2020
Through December 24, 2019	$1.76	$0.92

Year Ending September 30, 2019
September 30, 2019	$1.70	$1.20
June 30, 2019	$2.00	$1.26
March 31, 2019	$2.97	$0.90
December 31, 2018	$4.44	$0.85

Year Ending September 30, 2018
September 30, 2018	$5.71	$0.62
June 30, 2018	$0.65	$0.24
March 31, 2018	$0.36	$0.21
December 31, 2017	$0.44	$0.20

As of December 24, 2019, the high and low sales price of our common stock was $1.56 per share and $1.60 per share, respectively. As of December 24, 2019, there were 18,439,369 shares of common stock outstanding held by approximately 114 stockholders of record. This number does not include approximately 2,300 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Securities

During the three months ended September 30, 2019, we had the following sales of unregistered sales of equity securities:

We issued 41,007 shares of common stock and cancelled warrants to purchase 8,993 shares of common stock at $0.25 per share or $10,252 to an investor related to the cashless exercise of warrants.

Equity Compensation Information

The following table provides information as of September 30, 2019 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan
approved by shareholders	78,333	$2.025	78,333
Equity compensation plans
not approved by shareholders	4,454,335	2.025	(4,532,668)
Total	4,532,668	$2.025	(4,454,335)

As of September 30, 2019, there were options outstanding for the purchase of 4,532,668 common shares (including unearned stock option grants totaling 2,410,000 and excluding certain stock option grants for a cancelled kickstarter program),

ITEM 6.    SELECTED FINANCIAL DATA

Summary Financial Information

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended September 30, 2019 and 2018. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands)

	Years Ended September 30,
	2019	2018	2017	2016	2015

STATEMENT OF OPERATIONS DATA:
Net revenue	$1,805	$4,303	$4,874	$6,024	$6,291
Cost of goods sold	1,378	3,482	3,966	5,036	5,274
Gross profit	427	821	908	988	1,017
Research and development expenses	1,258	570	79	326	363
General and administrative expenses	4,182	2,509	3,088	3,355	2,984
Impairment of goodwill	-	-	984	-	-
Operating loss	(5,013)	(2,258)	(3,243)	(2,693)	(2,330)
Other income (expense)	(2,599)	(1,000)	(658)	947	(271)
Net loss	(7,612)	(3,258)	(3,901)	(1,746)	(2,601)
Income taxes current benefit	-	-	-	-	30
Net loss	$(7,612)	$(3,258)	$(3,901)	$(1,746)	$(2,631)
Net loss per share	$(0.42)	$(0.38)	$(1.01)	$(1.22)	$(2.33)
Weighted average number of shares	18,053,848	8,630,891	3,844,840	1,428,763	1,131,622

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

Overview

Historically we have focused on the development of our proprietary ChromaID™ technology. Using light from low-cost LEDs (light emitting diodes) we map the color of substances, fluids and materials and with our proprietary processes we can authenticate, identify and diagnose based upon the color that is present. The color is both visible to us as humans but also outside of the humanly visible color spectrum in the near infra-red and near ultra-violet and beyond. Our ChromaID scanner sees what we like to call “Nature’s Color Fingerprint.” Everything in nature has a unique color identifier and with ChromaID we can see it, and identify, authenticate and diagnose based upon the color that is present. Our ChromaID scanner is capable of uniquely identifying and authenticating almost any substance or liquid using light to create, record and detect its unique color signature. We will continue to develop and enhance our ChromaID technology and extend its capacity. More recently, we have focused upon extensions and new inventions that are derived from and extend our ChromaID technology which we call Bio-RFID. The rapid advances made with Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our Company as we work to create revenue generating products for the marketplace. We will also, as time permits, pursue licensing opportunities with third parties who have ready applications for our technology.

In 2010, we acquired TransTech Systems, Inc. as an adjunct to our business. TransTech is a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of the Company’s revenues and we are winding down it operations in a methodical manner. The financial results from our TransTech subsidiary have been diminishing as vendors of their products increasingly move to the Internet and direct sales to their customers. While it does provide our current revenues it is not central to our current focus as a Company. Moreover, we have written down any good will associated with its historic acquisition and we continue to monitor this subsidiary.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)

	Years Ended September 30,
	2019	2018	$ Variance	% Variance

Revenue	$1,805	$4,303	$(2,498)	-58.1%
Cost of sales	1,378	3,482	(2,104)	60.4%
Gross profit	427	821	(394)	-48.0%
Research and development expenses	1,258	570	688	-120.7%
Selling, general and administrative expenses	4,182	2,509	1,673	-66.7%
Operating loss	(5,013)	(2,258)	(2,755)	-122.0%
Other (expense) income:
Interest expense	(2,945)	(1,195)	(1,750)	-146.4%
Other income	(10)	25	(35)	140.0%
Gain on debt settlements	356	170	186	109.4%
Total other income (expense), net	(2,599)	(1,000)	(1,599)	-159.9%
Loss before income taxes	(7,612)	(3,258)	(4,354)	-133.6%
Income taxes - current (benefit)	-	-	-	0.0%
Net loss	$(7,612)	$(3,258)	$(4,354)	-133.6%

YEAR ENDED SEPTEMBER 30, 2019 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2018

Sales

Net revenue for the year ended September 30, 2019 decreased $2,498,000 to $1,805,000 as compared to $4,303,000 for the year ended September 30, 2018. The decrease was due to lower sales by TransTech. We have focused TransTech on maximizing sales at the lower sales level. We are seeing customers purchase similar products directly from other sources and we have not been investing in this business.

Cost of Sales

Cost of sales for the year ended September 30, 2019 decreased $2,104,000 to $1,378,000 as compared to $3,482,000 for the year ended September 30, 2018. The decrease was due to lower sales by TransTech. We have focused TransTech on maximizing profits at the lower sales level.

Gross profit was $427,000 for the year ended September 30, 2019 as compared to $821,000 for the year ended September 30, 2018. Gross profit was 23.6% for the year ended September 30, 2019 as compared to 19.1% for the year ended September 30, 2018. We have focused TransTech on maximizing profits at the current sales level.

Research and Development Expenses

Research and development expenses for the year ended September 30, 2019 increased $688,000 to $1,258,000 as compared to $570,000 for the year ended September 30, 2018. The increase was due to the hiring of additional personnel, the use of consultant and expenditures related to the development of our Bio-RFID™ technology,

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2019 increased $1,673,000 to $4,182,000 as compared to $2,509,000 for the year ended September 30, 2018.

The increase primarily was due to (i) increased depreciation and amortization expense of $127,000; (ii) increased stock based compensation of $969,000; (iii) increased rent of $70,000; (iv) increased travel of $99,000; (v) increased legal of $48,000; and (vii) increased other expenses of $121,000. As part of the selling, general and administrative expenses for the year ended September 30, 2019, we recorded $120,000 of investor relation expenses and business development expenses.

Other (Expense)

Other expense for the year ended September 30, 2019 was $2,599,000 as compared to other expense of $1,000,000 for the year months ended September 30, 2018. The other expense for the year ended September 30, 2019 included (i) interest expense of $2,945,000; (ii) other income of $10,000; and offset by (iii) gain on debt settlements of $356,000. The interest expense related to convertible notes payable and the amortization of the beneficial conversion feature. During the year ended September 30, 2019, we closed a private placement and received gross proceeds of $4,242,490 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to 54 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The gain on debt settlements related to the settlement of old accounts payable.

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

Net (Loss)

Net loss for the year ended September 30, 2019 was $7,612,000 as compared to $3,258,000 for the year ended September 30, 2018. The net loss for the year ended September 30, 2019 included non-cash items of (i) depreciation and amortization of $259,000; (ii) stock based compensation of $1,260,000; (iii) issuance of capital stock for services and expenses of $349,000; (iv) amortization of debt discount of $2,771,000; and (v) other of $34,000; and (vi) offset by non-cash gain on accounts payable of $356,000. TransTech’s net loss from operations was $78,000 for the year ended September 30, 2019 as compared to a net income from operations of $49,000 for the year ended September 30, 2018.

The net loss for the year ended September 30, 2018, included non-cash expenses of $1,935,000. The non-cash items include (i) depreciation and amortization of $133,000; (ii) issuance of capital stock for services and expenses of $440,000; (iii) stock based compensation of $291,000; (iv) conversion of interest and amortization of debt discount of $539,000; (v) conversion of accrued liabilities of $492,000; (vi) issuance of common stock for conversion of liabilities of $200,000; and (vii) other of $10,000; (viii) offset by non-cash gain on accounts payable of $170,000. TransTech’s net income from operations was $49,000 for the year ended September 30, 2018 as compared to a net loss from operations of ($256,000) for the year ended September 30, 2017.

We expect losses to continue as we commercialize our ChromaID™ and Bio-RFID™ technology.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

We had cash of approximately $1,901,000 and net working capital of approximately $241,000 (net of convertible notes payable and notes payable) as of September 30, 2019.  We have experienced net losses since inception and we expect losses to continue as we commercialize our ChromaID™ technology. As of September 30, 2019, we had an accumulated deficit of $42,404,000 and net losses in the amount of $7,612,000 and $3,258,000 for the year ended September 30, 2019 and 2018, respectively. We believe that our cash on hand will be sufficient to fund our operations through June 30, 2020.

During the year ended September 30, 2019, we closed a private placement and received gross proceeds of $4,242,490 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to 54 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

The Convertible Notes have a principal amount of $4,242,490 and bear annual interest of 8%. Both the principal amount of and the interest are payable on a payment-in-kind basis in shares of Common Stock of the Company (the “Common Stock”). They are due and payable (in Common Stock) on the earlier of (a) mandatory and automatic conversion of the Convertible Notes into a financing that yields gross proceeds of at least $10,000,000 (a “Qualified Financing”) or (b) on the one-year anniversary of the Convertible Notes (the “Maturity Date”). Investors will be required to convert their Convertible Notes into Common Stock in any Qualified Financing at a conversion price per share equal to the lower of (i) $1.00 per share or (ii) a 25% discount to the price per share paid by investors in the Qualified Financing. If the Convertible Notes have not been paid or converted prior to the Maturity Date, the outstanding principal amount of the Convertible Notes will be automatically converted into shares of Common Stock at the lesser of (a) $1.00 per share or (b) any adjusted price resulting from the application of a “most favored nations” provision, which requires the issuance of additional shares of Common Stock to investors if we issue certain securities at less than the then-current conversion price. The note principal, interest and an additional 10% are payable in cash upon a change in control as defined.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended September 30, 2019 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

We need additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the issuance of preferred stock, the sale of common stock and the exercise of warrants.

We expect exercises of warrants. There were vested warrants of 17,677,091 as of September 30, 2019 with an aggregate intrinsic value of $18,052,811.

Operating Activities

Net cash used in operating activities for the year ended September 30, 2019 was $3,104,000. This amount was primarily related to (i) a net loss of $7,612,000; offset by (ii) working capital changes of $189,000; and (iii) non-cash expenses of $4,319,000. The non-cash items include (iv) depreciation and amortization of $259,000; (v) stock based compensation of $1,260,000; (vi) issuance of capital stock for services and expenses of $349,000; (vii) amortization of debt discount of $2,771,000; and (viii) other of $34,000; and (ix) offset by non-cash gain on accounts payable of $356,000.

Investing Activities

Net cash used in investing activities for the year ended September 30, 2019 was $80,000. This amount was primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the year ended September 30, 2019 was $4,150,000. This amount was primarily related to issuance of convertible notes payable of $4,242,000 as discussed above, offset by repayments of line of credit of $92,000.

Our contractual cash obligations as of September 30, 2019 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$270,008	$133,996	$136,012	$-	$-
Convertible notes payable	6,497,581	6,497,581	-	-	-
Capital expenditures	-	-	-	-	-
	$6,767,589	$6,631,577	$136,012	$-	$-

(1)
Convertible notes payable includes $4,242,490 that converts into common stock at the maturity date during early 2020. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID™” technologies. None of the expenditures are contractual obligations as of September 30, 2019.

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

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech at a warehouse location.  We recorded a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $28,000 and $35,000 reserve for impaired inventory as of September 30, 2019 and 2018, respectively.

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

Derivative financial instruments -We evaluate all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Accounts Receivable and Revenue – We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires the application of the five-step-principles-based-accounting-model for revenue recognition. These steps include (1) a legally enforceable contract, written or unwritten is identified; (2) performance obligations in the contracts are identified; (3) the transaction price reflecting variable consideration, if any, is identified; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when the control of goods is transferred to the customer at a particular time or over time. For TransTech, we extend thirty day terms to some customers. Accounts receivable are reviewed periodically for collectability.

Allowance for Doubtful Accounts - We maintain an allowance for uncollectible accounts receivable. It is our practice to regularly review and revise, when deemed necessary, our estimates of uncollectible accounts receivable, which are based primarily on actual historical return rates. We record estimated uncollectible accounts receivable as selling, general and administrative expense. As of September 30, 2019 and 2018, there was a reserve for sales returns of $40,000 and $60,000, respectively, which is minimal based upon our historical experience.

Stock Based Compensation – We have share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options to purchase shares of our common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by us at the grant date, based on the fair value of the award, over the requisite service period using an estimated forfeiture rate. For options issued to employees, we recognize stock compensation costs utilizing the fair value methodology over the related period of benefit.  Grants of stock options and stock to non-employees and other parties are accounted for in accordance with the ASC 718.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of SD Mayer and Associates, LLP

On October 3, 2019, we dismissed SD Mayer and Associates, LLP as our independent registered public accounting firm. The decision to change accountants was approved by our Audit Committee.

The SD Mayer reports on our consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of SD Mayer on our financial statements for fiscal years 2017 and 2018 contained an explanatory paragraph which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During our fiscal years ended September 30, 2017 and 2018 and through October 3, 2019, (i) there were no disagreements with SD Mayer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to SD Mayer’s satisfaction, would have caused SD Mayer to make reference to the subject matter of such disagreements in its reports on the Company’s consolidated financial statements for such years, and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Engagement of BPM LLP

On October 3, 2019 we, upon the Audit Committee’s approval, engaged the services of BPM LLP and as our new independent registered public accounting firm to audit our consolidated financial statements as of September 30, 2019 and for the year then ended. BPM will be performing reviews of the unaudited consolidated quarterly financial statements to be included in our quarterly reports on Form 10-Q going forward.

During each of our two most recent fiscal years and through the date of this report, (a) we have not engaged BPM as either the principal accountant to audit our financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) we or someone on its behalf did not consult with BPM with respect to (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, or (ii) any other matter that was either the subject of a disagreement or a reportable event as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2019 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Personnel: We do not employ a full time Chief Financial Officer. Our Chairman serves as interim Chief Financial Officer. We utilize a consultant to assist with our financial reporting. During 2020, we expect to strengthen the finance staff and improve internal controls over documentation.

Audit Committee: While we have an audit committee, we lack a financial expert. During 2020, the Board expects to appoint an additional independent Director to serve as Audit Committee Chairman who is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2019.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended September 30, 2019 that were not filed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Director/ Executive Officer
Directors-
Ronald P. Erickson	76	Chairman and Interim Chief Financial Officer (1)
Phillip A. Bosua	46	Chief Executive Officer and Director
Jon Pepper	68	Director (2)
Ichiro Takesako	60	Director
William A. Owens	79	Director (3)

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

Mr. Takesako was appointed as a Director based on his previous position with Sumitomo and Sumitomo's previous significant partnership with the Company.

Jon Pepper has served as an independent director since April 2006. Mr. Pepper founded Pepcom in 1980, a company that become the industry leader at producing press-only technology showcase events around the country and internationally. He sold his stake in the corporation and retired as a partner at the end of 2018. Prior to that, Mr. Pepper started the DigitalFocus newsletter, a ground-breaking newsletter on digital imaging that was distributed to leading influencers worldwide. Mr. Pepper has been closely involved with the high technology revolution since the beginning of the personal computer era. He was formerly a well-regarded journalist and columnist; his work on technology subjects appeared in The New York Times, Fortune, PC Magazine, Men's Journal, Working Woman, PC Week, Popular Science and many other well-known publications. Pepper was educated at Union College in Schenectady, New York and the Royal Academy of Fine Arts in Copenhagen. He continues to be active in non-profit work and boards, and last year founded Mulberry Tree Films, a non-profit that supports independent high-quality documentary films.

Mr. Pepper was appointed as a director because of his marketing skills with technology companies.

William A. Owens has served as an independent director since May 24, 2018. Mr. Owens is currently the co-founder and executive chairman of Red Bison Advisory Group, a company which identifies opportunities with proven enterprises in China, the Middle East, and the United States and creates dynamic partnerships focusing on natural resources (oil, gas and fertilizer plants), real estate, and information and communication technology. Most recently, he was the chairman of the board of CenturyLink Telecom, the third largest telecommunications company in the United States and was on the advisory board of SAP USA. Mr. Owens serves on the board of directors at Wipro Technologies and is a director of the following private companies: Humm Kombucha, a beverage company and Versium. Mr. Owens is on the advisory board of the following private companies: Healthmine, Platform Science, Sarcos, Sierra Nevada Corporation, and Vodi. Mr. Owens is on the board of trustees at EastWest Institute, Seattle University, and an advisor to the Fiscal Responsibility Amendment (CFFRA) Association which aims to establish a balanced budget amendment to the US Constitution. He is also a member of the Council of Foreign Relations.

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

Board Committees

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are currently the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee. The Committees were formed in July 2010. The Audit and Compensation Committees are comprised solely of non-employee, independent directors. The Nominating and Corporate Governance Committee has two management directors, Ronald P. Erickson as Chairman and Phillip A. Bosua as a member. Charters for each committee are available on our website at www.knowlabs.co. The discussion below describes current membership for each of the standing Board committees.

Nominations and
Audit	Compensation	Corporate Governance
Jon Pepper (Chairman)	William A. Owens (Chairman)	Ron Erickson (Chairman)
William A. Owens	Jon Pepper	Phillip A. Bosua
Ichiro Takesako	Ichiro Takesako	William A. Owens
Jon Pepper

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during the fiscal year ended September 30, 2019 served as an officer, former officer, or employee of the Company or participated in a related party transaction that would be required to be disclosed in this prospectus. Further, during this period, no executive officer of the Company served as:

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our executive officers named in the Compensation Table on page 36 under “Remuneration of Executive Officers” (the “Named Executive Officers”) who served during the year ended September 30, 2019. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure. The principles and guidelines discussed herein would also apply to any additional executive officers that the Company may hire in the future.

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter.  The members of the Compensation Committee are William A. Owens, Jon Pepper and Ichiro Takesako.

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

Setting Executive Compensation

The Compensation Committee believes that compensation for the Company’s executive officers must be managed to what we can afford and in a way that allows for us to meet our goals for overall performance. During the years ended September 30, 2019 and 2018, the Compensation Committee and the Board compensated Ronald P. Erickson, its Chairman of the Board and Interim Financial Officer, with an annual salary of $180,000. On March 5, 2019, the annual compensation was increased to $195,000.

Since April 10, 2018, the Compensation Committee and the Board compensated its Chief Executive Officer with an annual salary of $225,000. On March 5, 2019, the annual compensation was increased to $240,000.

This compensation reflected the financial condition of the Company. Other Named Executive Officers were paid by us during 2019 and 2018. The Compensation Committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Executive Compensation Components for the Year Ended September 30, 2019

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the year that ended on September 30, 2019. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For the year that ended on September 30, 2019, the principal components of compensation for named executive officers were base salary.

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

Performance-Based Incentive Compensation

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s Named Executive Officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the Named Executive Officers during the year ended September 30, 2019 based on our financial condition.

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

The Named Executive Officers received stock grants and option awards during the year ended September 30, 2019.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the Named Executive Officers.

Perquisites and Other Personal Benefits

During the year ended September 30, 2019, we provided the Named Executive Officers with medical insurance. No other personal benefits were provided to these individuals. The committee expects to review the levels of perquisites and other personal benefits provided to Named Executive Officers annually.

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

Phillip A. Bosua was appointed our CEO on April 10, 2018. Previously, Mr. Bosua served as the Company’s Chief Product Officer since August 2017. The Company entered into a Consulting Agreement with Mr. Bosua’s company, Blaze Clinical on July 7, 2017. From September 2012 to February 2015, Mr. Bosua was the founder and Chief Executive Officer of LIFX Inc. (where he developed and marketed an innovative “smart” light bulb) and from August 2015 until February 2016 was Vice President Consumer Products at Soraa (which markets specialty LED light bulbs). From February 2016 to July 2017, Mr. Bosua was the founder and CEO of RAAI, Inc. (where he continued the development of his smart lighting technology). From May 2008 to February 2013 he was the Founder and CEO of LimeMouse Apps, a leading developer of applications for the Apple App Store.

On April 10, 2018, we entered into an Employment Agreement with Mr. Bosua reflecting his appointment as Chief Executive Officer. The Employment Agreement is for an initial term of 12 months (subject to earlier termination) and will be automatically extended for additional 12-month terms unless either party notifies the other party of its intention to terminate the Employment Agreement with at least ninety (90) days prior to the end of the Initial Term or renewal term. Mr. Bosua was paid a base salary of $225,000 per year, received 500,000 shares of common stock valued at $0.33 per share and may be entitled to bonuses and equity awards at the discretion of the Board or a committee of the Board. The Employment Agreement provides for severance pay equal to 12 months of base salary if Mr. Bosua is terminated without “cause” or voluntarily terminates his employment for “good reason.” On March 5, 2019, Mr. Bosua’s annual compensation was increased to $240,000.

Employment Agreement with Ronald P. Erickson, Chairman of the Board and Interim Chief Financial Officer

On August 4, 2017, the Board of Directors approved an Employment Agreement with Ronald P. Erickson pursuant to which we engaged Mr. Erickson as our Chief Executive Officer through September 30, 2018. On April 10, 2018, we entered into an Amended Employment Agreement for Ronald P. Erickson which amends the Employment Agreement dated July 1, 2017. The Agreement expires March 21, 2019. automatically be extended for additional one (1) year periods unless either Party delivers written notice of such Party’s intention to terminate this Agreement at least ninety (90) days prior to the end of the Initial Term or renewal term.

Mr. Erickson’s annual compensation was $180,000. Mr. Erickson is also entitled to receive an annual bonus and equity awards compensation as approved by the Board. The bonus should be paid no later than 30 days following earning of the bonus. On March 5, 2019, Mr. Erickson’s annual compensation was increased to $195,000.

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

Accounting for Stock-Based Compensation

Accounting for stock-based payments including its Stock Option Program is done in accordance with the requirements of ASC 718, “Compensation-Stock Compensation.”

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

THE COMPENSATION COMMITTEE

William A. Owens, Chairman

EXECUTIVE COMPENSATION

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the fiscal years ended September 30, 2019 and 2018:

Summary Compensation Table

All
					Stock	Option	Other
			Salary	Bonus	Awards	Awards	Compensation	Total
Name	Principal Position		($)	($)	($) (3)	($)	($)	($)
Salary-
Ronald P. Erickson (1)	Chairman of the Board and Interim Chief Financial Officer	9/30/19	$ 188,750	$ -	$ 102,000	$ -	$ -	$ 290,750
		9/30/18	$ 180,000	$ -	$ 21,000	$ -	$ -	$ 201,000

Phillip A. Bosua (2)	Chief Executive Officer	9/30/19	$ 233,750	$ -	$ -	$ -	$ -	$ 233,750
		9/30/18	$ 106,095	$ -	$ 177,000	$ 1,280,000	$ 167,500	$ 1,730,595

(1) During the years ended September 30, 2019 and 2018, the Compensation Committee and the Board compensated Ronald P. Erickson, its Chairman of the Board and Interim Financial Officer, with an annual salary of $180,000. On March 5, 2019, the annual compensation was increased to $195,000. The 100,000 of restricted common stock issued on January 16, 2018 to Mr. Erickson were valued at the grant date market value of $0.21 per share.  The 100,000 shares of restricted common stock issued on January 2, 2019 to Mr. Erickson were valued at the grant date market value of $1.02 per share. The stock grant was authorized at $0.17 per share.

(2) On April 10, 2018, we appointed Mr. Bosua as our Chief Executive Officer. During the period April 10, 2018 to September 30, 2018, Mr. Bosua was compensated at a monthly salary of $18,750. We entered into a Consulting Agreement with Mr. Bosua’s company, Blaze Clinical on July 7, 2017. We paid $167,500 during the period October 1, 2017- April 9, 2018. We paid $17,500 during the period July 7, 2017 to September 30, 2017. The 50,000 of restricted common stock was issued on February 7, 2018 to Mr. Bosua at the grant date market value of $0.24 per share.  The 500,000 of restricted common stock was issued on June 25, 2018 to Mr. Bosua at the grant date market value of $0.33 per share. The 50,000 of restricted common stock was issued on July 14, 2017 to Mr. Bosua at the grant date market value of $0.17 per share. On July 30, 2018, Mr. Bosua was awarded a stock option grant for 1,000,000 shares of our common stock that was awarded at $1.28 per share.

(3) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

 Grants of Stock Based Awards in Fiscal Year Then Ended September 30, 2019

The Compensation Committee approved the following performance-based incentive compensation to the Named Executive Officers during the year ended September 30, 2019.

			Estimated Future Payouts Under			Estimated Future Payouts Under		All Other Stock	All Other Option Awards
			Non-Equity Incentive Plan			Equity Incentive Plan		Awards; Number of	Number of Securities	Exercise or	Grant Date
		Awards			Awards			Shares of	Underlying	Base Price of	Fair Value of
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or Units	Options	Option Awards	Stock and Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh) (2)	Awards

Ronald P. Erickson (1)		$-	$-	$-	100,000	100,000	100,000	100,000	-	$1.020	$102,000

Phillip A. Bosua		$-	$-	$-	-	-	-	-	-	$-	$-

(1) The 100,000 shares of restricted common stock issued on January 2, 2019 to Mr. Erickson were valued at the grant date market value of $1.02 per share. The stock grant was authorized at $0.17 per share. The estimated future payment include 100,000 shares to be issued on January 1, 2020 were valued at the grant date market value of $0.17 per share when authorized by the Board..

(2) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards as of Fiscal Year Then Ended September 30, 2019

Our Named Executive Officers have the following outstanding equity awards as of September 30, 2019.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexerciseable (#)	Option Exercise Price ($) (2)	Option Expiration Date

Ronald P. Erickson	-	-	$-

Phillip A. Bosua (1)	312,500	687,500	$1.28	7/23/23

(1)
On July 30, 2018, Mr. Bosua was awarded a stock option grant for 1,000,000 shares of our common stock that was awarded at $1.28 per share. The stock option grant vests quarterly over four years.

(2)
These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Option Exercises and Stock Vested

Our Named Executive Officers did not have any option exercises during the year ended September 30, 2019.

Pension Benefits

We do not provide any pension benefits.

Nonqualified Deferred Compensation

We do not have a nonqualified deferral program.

Employment Agreements

We have an employment agreement with Ronald P. Erickson and Phillip A. Bosua.

Potential Payments upon Termination or Change in Control

We have the following potential payments upon termination or change in control with Ronald P. Erickson:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 9/30/2019	on 9/30/2019	on 9/30/2019	on 9/30/2019	on 9/30/2019
Compensation:
Base salary (1)	$-	$-	$195,000	$195,000	$-
Performance-based incentive
compensation (2)	$-	$-	$17,000	$17,000	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits (3)	$-	$-	$36,000	$36,000	$-
Accrued vacation pay	$-	$-	$51,000	$51,000	$-

Total	$-	$-	$299,000	$299,000	$-

(1)
Reflects a salary for twelve months.
(2)
Reflects the vesting of estimated future payments includes 100,000 shares to be issued on January 1, 2019 and 2020 valued at $0.17 per share.
(3)
Reflects the cost of medical benefits for eighteen months.

We have the following potential payments upon termination or change in control with Phillip A. Bosua:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 9/30/2019	on 9/30/2019	on 9/30/2019	on 9/30/2019	on 9/30/2019
Compensation:
Base salary (1)	$-	$-	$240,000	$240,000	$-
Performance-based incentive
compensation (2)	$-	$-	$-	$-	$-
Stock options	$-	$-	$440,000	$440,000	$-

Benefits and Perquisites:
Health and welfare benefits (3)	$-	$-	$21,600	$21,600	$-
Accrued vacation pay	$-	$-	$-	$-	$-
Total	$-	$-	$701,600	$701,600	$-

(1)
Reflects a salary for one year.
(2)
Reflects the vesting of 1,000,000 shares to be issued upon a change in control valued at $0.64 per share.
(3)
Reflects the cost of medical benefits for eighteen months.

We do not have any potential payments upon termination or change in control with our other Named Executive Officers.

DIRECTOR COMPENSATION

We primarily use stock options grants to incentive compensation to attract and retain qualified candidates to serve on the Board. This compensation reflected the financial condition of the Company. In setting director compensation, we consider the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by our members of the Board. During the year ended September 30, 2019, Ronald P. Erickson and Phillip A. Bosua did not receive any compensation for his service as a director.  The compensation disclosed in the Summary Compensation Table on page 36 represents the total compensation for Mr. Erickson and Mr. Bosua.

Compensation Paid to Board Members

Our independent non-employee directors are not compensated in cash.   The only compensation generally has been in the form of stock awards. There is no formal stock compensation plan for independent non-employee directors. Our non-employee directors received the following compensation during the year ended September 30, 2019.

	Stock	Option	Other
Name	Awards	Awards (3)	Compensation	Total
Jon Pepper (1)	$-	$137,346	$-	$137,346
Ichiro Takesako (2)	-	137,346	-	137,346
William A. Owens	-	-	-	-
Total	$-	$274,692	$-	$274,692

(1) The stock option grant for 50,000 shares of common stock was issued on October 31, 2018 to Mr. Pepper and was valued at the black scholes value of $2.747 per share.  The stock option grant was voluntarily cancelled by Mr. Pepper on September 17, 2019.

(2) The stock option grant for 50,000 shares of common stock was issued on October 31, 2018 to Mr. Takesako and was valued at the black scholes value of $2.747 per share. The stock option grant was voluntarily cancelled by Mr. Takesako on September 17, 2019.

(3) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of September 30, 2019 by:

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

	Shares Beneficially Owned
	Amount	Percentage
Directors and Officers-
Ronald P. Erickson (1)	7,989,015	32.0%
Phillip A. Bosua (2)	3,167,500	17.0%
Jon Pepper (3)	238,000	1.3%
Ichiro Takesako (4)	150,000	*
William A. Owens (5)	650,000	3.5%
Total Directors and Officers (5 in total)	12,194,515	66.4%

* Less than 1%.

(1) Reflects 1,358,085 shares of shares of common stock beneficially owned by Ronald P. Erickson or entities controlled by Mr. Erickson and warrants to purchase 1,894,666 shares of our common stock that are exercisable within 60 days, and also includes 4,736,264 shares of our common stock related to convertible debt that are exercisable within 60 days.

(2) Reflects 2,855,000 shares of shares of common stock beneficially owned by Phillip A. Bosua and vested stock option grants to purchase 312,500 shares of our common stock that are exercisable within 60 days.

(3) Reflects 238,000 shares of shares of common stock beneficially owned by Jon Pepper.

(4) Reflects 150,000 shares of shares of common stock beneficially owned Ichiro Takesako.

(5) Reflects 450,000 shares of shares of common stock beneficially owned by William A. Owens and warrants to purchase 200,000 shares of our common stock that are exercisable within 60 days.

	Shares Beneficially Owned
	Amount	Percentage
Greater Than 5% Ownership

Clayton A. Struve (1)	21,478,075	55.0%
	Blocker at 4.99%

Ronald P. Erickson (2)	7,989,015	32.0%

Phillip A. Bosua (3)	3,167,500	17.0%

Dale Broadrick (4)	2,226,036	11.4%

(1) Reflects 800,000 shares beneficially owned by Clayton A. Struve. This total also includes 7,285,719 warrants to purchase shares of our common stock, 8,108,356 shares related to the conversion of preferred stock into our common stock and 5,284,000 shares related to the conversion of debt into our common stock. The 6,785,719 of warrants and all of the preferred stock and convertible debt are currently priced at $0.25 per share, subject to adjustment. Warrants of 500,000 shares related to the offering are currently priced at $1.20 per share, subject to adjustment. The address of Mr. Struve is 175 West Jackson Blvd., Suite 440, Chicago, IL 60604.

(2) Reflects 1,358,085 shares of shares of common stock beneficially owned by Ronald P. Erickson or entities controlled by Mr. Erickson and warrants to purchase 1,894,666 shares of our common stock that are exercisable within 60 days, and also includes 4,736,264 shares of our common stock related to convertible debt that are exercisable within 60 days. The address of Mr. Erickson is 500 Union Street, Suite 810, Seattle, WA 98101.

(3) Reflects 2,855,000 shares of shares of common stock beneficially owned by Phillip A. Bosua and vested stock option grants to purchase 312,500 shares of our common stock that are exercisable within 60 days. The address of Mr. Bosua is 500 Union Street, Suite 810, Seattle, WA 98101.

(4)  Reflects the shares beneficially owned by Dale Broadrick. This total includes 1,113,018 shares and a total of 1,113,018 warrants to purchase shares of our common stock that are exercisable within 60 days. The address of Dale Broadrick is 3003 Brick Church Pike, Nashville, Tennessee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related party transactions for the year ended September 30, 2019 and 2018 are detailed below and in the Footnotes to this Annual Report on Form 10-K.

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

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Since October 1, 2017, we have engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities and affiliates, or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

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

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Since October 1, 2017, we have engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities and affiliates, or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

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

On November 16, 2018, we signed Amendment 1 to Senior Secured Convertible Redeemable Notes dated August 14, 2017 and December 12, 2017, extending the due dates of the Notes to February 27, 2019. As of September 30, 2019, the Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. The Company recorded accrued interest of $62,171 as of September 30, 2019. On May 8, 2019, the Company signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to September 30, 2019. On November 26, 2019, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to March 31, 2020.

Series C and D Preferred Stock and Warrants

See page 40 for a description of Series C and D Preferred Stock and Warrants with Mr. Struve.

Debt Offering

Mr. Struve invested $1,000,000 in the debt offering that closed in May 2019.

Related Party Transactions with Ronald P. Erickson

On January 16, 2018, Mr. Erickson was issued 100,000 of restricted common stock on to at the grant date market value of $0.21 per share.  The 100,000 shares of restricted common stock issued on January 2, 2019 to Mr. Erickson were valued at the grant date market value of $1.02 per share. The stock grant was authorized at $0.17 per share.

On January 25, 2018, we entered into amendments to two demand promissory notes, totaling $600,000 with Mr. Erickson, our former Chief Executive Officer and current chairman of the board and/or entities in which Mr. Erickson has a beneficial interest. The amendments extend the due date from December 31, 2017 to September 30, 2018 and continue to provide for interest of 3% per annum and a third lien on company assets if not repaid by September 30, 2018 or converted into convertible debentures or equity on terms acceptable to the Holder. On March 16, 2018, the demand promissory notes and accrued interest were converted into convertible notes payable.

On March 16, 2018, we entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $73,964 as of September 30, 2019. On May 8, 2019, the Company signed Amendment 1 to the convertible redeemable promissory notes, extending the due dates to September 30, 2019 and increasing the interest rate to 6%. On November 26, 2019, the Company signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to March 31, 2020.

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

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $458,500 as of September 30, 2019.

Related Party Transaction with Phillip A. Bosua

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

On July 30, 2018, Mr. Bosua was awarded a stock option grant for 1,000,000 shares of our common stock that was awarded at $1.28 per share.

Stock Issuances to Named Executive Officers and Directors

During January to May 2018, we issued 275,000 shares of restricted common stock to one Named Executive Officer and two directors for services during 2018. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $0.246 per share, the market price of our common stock.

Stock Option Grant Cancellations

During the year ended September 30, 2019, two directors voluntarily forfeited stock option grants for 100,000 shares of common stock at $3.03 per share.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended September 30, 2019, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged BPM LLP to perform an annual audit of the Company’s financial statements for the fiscal year ended September 30, 2019. BPM did not perform any services prior to September 30, 2019. Previously the Audit Committee engaged SD Mayer and Associates, LLP to perform an annual audit of the Company’s financial statements for the fiscal years ended September 30, 2019. The following is the breakdown of aggregate fees paid to SD Mayer and Associates, LLP for the last two fiscal years. The audit fees listed below are those billed in the respective fiscal year but generally relate to the prior fiscal year:

	Year Ended	Year Ended
	September 30, 2019	September 30, 2018
Audit fees	$53,620	$42,000
Audit related fees	26,000	24,500
Tax fees	7,500	3,289
All other fees	7,800	-

	$94,920	$69,789

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

- “All other fees” for 2019 and related to the reviews of Registration Statements on Form S-1.

SECTION16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to us.

Based solely on a review of copies of reports furnished to us, as of September 30, 2019 our executive officers, directors and 10% holders complied with all filing requirements except as follows:
Jon Pepper filed a Form 4 on November 12, 2018 that was required to be filed on November 2, 2018.
Ichiro Takesako filed a Form 4 on November 12, 2018 that was required to be filed on November 2, 2018.
Jon Pepper filed a Form 4 on September 25, 2019 that was required to be filed on September 19, 2019.
Ichiro Takesako filed a Form 4 on September 25, 2019 that was required to be filed on September 19, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) FINANCIAL STATEMENTS:

The company’s financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b)	Exhibits

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

Exhibit No.	Description
3.1	Restatement of the Articles of Incorporation dated September 13, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K/A2, filed September 17, 2013)

3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Form 8-K, filed August 17, 2012)

3.3	Certificate of Amendment to the Restatement of the Articles of Incorporation dated June 11, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 17, 2015)

3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 11, 2016)

3.5	Form of Series C Convertible Preferred Stock 2016 (incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 1, 2016)

3.6
Certificate of Correction and Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to the Company’s Amended Current Report on Form 8-K/A, filed January 9, 2017)

3.7	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 10, 2017)

3.8
Amended and Restated Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 5, 2017)

3.9
Second Amended and Restated Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 19, 2018)

3.10	Articles of Merger (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 3, 2018)

3.11
Second Amended and Restated Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 20, 2018)

3.12	Certificate of Designation of Series F Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 3, 2018)

4.1	2011 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed January 11, 2013)

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

10.27	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.28	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.29	Form of Subordinated Convertible Note (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.30	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.31	Form of Subordination Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.32	Form of Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

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

10.38
Amendment 1 dated April 30, 2019 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 22, 2019)

10.39	The Offering Engagement Agreement between Company and Boustead Securities, LLC dated November 6, 2018 (filed previously)

10.40
Amendment 2 dated April 30, 2019 to Senior Secured Convertible Redeemable Note dated September 30, 2016 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 22, 2019)

10.41
Amendment 2 dated April 30, 2019 to Senior Secured Convertible Redeemable Note dated August 14, 2017 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 22, 2019)

10.42
Amendment 2 dated April 30, 2019 to Senior Secured Convertible Redeemable Note dated December 12, 2017 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 22, 2019)

10.43
Amendment 1 dated April 30, 2019 to Senior Secured Convertible Redeemable Note dated February 28, 2018 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 22, 2019)

10.44
Amendment 1 dated April 30, 2019 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 22, 2019)

10.45
Amendment 1 dated April 30, 2019 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 22, 2019)

14.1	Code of Ethics dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

21.1	Subsidiaries of the Registrant. Filed herewith.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14. Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14. Filed herewith.

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act. Filed herewith.

32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act. Filed herewith.

99.1	Audit Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

99.2	Compensation Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

99.3	Nominations and Corporate Governance Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Know Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Know Labs, Inc. (the Company) as of September 30, 2019, and the consolidated related statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2019 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and its cash flows for the year ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ BPM LLP

BPM LLP
We served as the Company’s auditor since October 2019
Walnut Creek, California
December 27, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Know Labs, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Know Labs, Inc. as of September 30, 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2018 and the related notes (collectively referred to as the ‘financial statements’). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Know Labs, Inc. at September 30, 2018, and the consolidated results of its operations and its cash flows for each of the year in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ SD Mayer & Associates, LLP

SD Mayer & Associates, LLP
We served as the Company’s auditor from 2016 to October 2019
Seattle, Washington
December 21, 2018

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	September 30, 2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,900,836	$934,407
Accounts receivable, net of allowance of $40,000 and $60,000, respectively	63,049	320,538
Prepaid expenses	6,435	20,140
Inventories, net	7,103	203,582
Total current assets	1,977,423	1,478,667

PROPERTY AND EQUIPMENT, NET	130,472	169,333

OTHER ASSETS
Intangible assets	274,446	447,778
Other assets	13,766	7,170
Operating lease right of use asset	243,526	-

TOTAL ASSETS	$2,639,633	$2,102,948

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$810,943	$1,512,617
Accounts payable - related parties	7,048	12,019
Accrued expenses	460,055	72,140
Accrued expenses - related parties	458,500	657,551
Deferred revenue	-	55,959
Convertible notes payable	3,954,241	2,255,066
Notes payable	-	145,186
Current portion of operating lease right of use liability	124,523	-
Total current liabilities	5,815,310	4,710,538

NON-CURRENT PORTION OF OPERATING LEASE RIGHT OF USE LIABILITY	121,613	-

COMMITMENTS AND CONTINGENCIES (Note 15)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 9/30/2019 and 9/30/2018, respectively	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 0 shares and
20,000 shares issued and outstanding at 9/30/2019 and 9/30/2018, respectively	-	11
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 9/30/2019 and 9/30/2018, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 1,016,014 shares authorized,
1,016,004 shares issued and outstanding at 9/30/2019 and 9/30/2018, respectively	1,015	1,015
Common stock - $0.001 par value, 100,000,000 shares authorized, 18,366,178 and 17,531,502 shares
issued and outstanding at 9/30/2019 and 9/30/2018, respectively	18,366	17,532
Additional paid in capital	39,085,179	32,163,386
Accumulated deficit	(42,403,640)	(34,791,324)
Total stockholders' deficit	(3,297,290)	(2,607,590)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,639,633	$2,102,948

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	September 30, 2019	September 30, 2018

REVENUE	$1,804,960	$4,303,296
COST OF SALES	1,378,413	3,481,673
GROSS PROFIT	426,547	821,623
RESEARCH AND DEVELOPMENT EXPENSES	1,257,872	570,514
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,181,687	2,508,846
OPERATING LOSS	(5,013,012)	(2,257,737)

OTHER INCOME (EXPENSE):
Interest expense	(2,945,312)	(1,195,329)
Other income	(9,561)	25,160
Gain on debt settlements	355,569	170,309
Total other income (expense), net	(2,599,304)	(999,860)

LOSS BEFORE INCOME TAXES	(7,612,316)	(3,257,597)

Income taxes - current provision	-	-

NET LOSS	$(7,612,316)	$(3,257,597)

Basic and diluted loss per share	$(0.42)	$(0.38)

Weighted average shares of common stock outstanding- basic and diluted	18,053,848	8,630,891

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

			Series B
	Series A Convertible		Redeemable Convertible		Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Capital	Deficit	(Deficit)
Balance as of September 30, 2017	23,334	$23	-	$-	1,785,715	$1,790	1,016,004	$1,015	4,655,486	$4,655	$27,565,453	$(31,533,727)	$(3,960,791)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	-	-	50,899	-	50,899
Issuance of common stock for services	-	-	-	-	-	-	-	-	1,279,676	1,280	439,039	-	440,319
Issuance of Series D Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	817,802	-	817,802
Issuance of common stock for conversion of liabilities	-	-	-	-	-	-	-	-	2,435,000	2,435	709,515	-	711,950
Issuance of common stock for cash	-	-	-	-	-	-	-	-	7,000,000	7,000	1,743,000	-	1,750,000
Stock based compensation- warrants	-	-	-	-	-	-	-	-	-	-	239,680	-	239,680
Issuance of common stock for technology	-	-	-	-	-	-	-	-	2,000,000	2,000	518,000	-	520,000
Issuance of common stock for warrant exercise	-	-	-	-	-	-	-	-	158,026	158	79,989	-	80,147
Conversion of Series A Convertible Preferred Stock	(3,334)	(12)							3,334	3	9	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,257,597)	(3,257,597)
Balance as of September 30, 2018	20,000	11	-	-	1,785,715	1,790	1,016,004	1,015	17,531,522	17,531	32,163,386	(34,791,324)	(2,607,591)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	-	-	1,141,674	-	1,141,674
Issuance of common stock for services	-	-	-	-	-	-	-	-	245,000	245	348,655	-	348,900
Conversion of Series A Preferred Stock	(20,000)	(11)	-	-	-	-	-	-	80,000	80	(69)	-	-
Beneficial conversion feature (Note 10)	-	-	-	-	-	-	-	-	-	-	2,857,960	-	2,857,960
Issuance of warrants to debt holders (Note 10)	-	-	-	-	-	-	-	-	-	-	1,384,530		1,384,530
Issuance of warrants for services related to debt offering (Note 10)	-	-	-	-	-	-	-	-	-	-	1,072,095		1,072,095
Stock based compensation- warrant issuances	-	-	-	-	-	-	-	-	-	-	117,458	-	117,458
Issuance of common stock for warrant exercise	-	-	-	-	-	-	-	-	509,656	510	(510)	-	(0)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(7,612,316)	(7,612,316)
Balance as of September 30, 2019	-	$-	-	$-	1,785,715	$1,790	1,016,004	$1,015	$18,366,178	$18,366	$39,085,179	$(42,403,640)	$(3,297,290)

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	September 30, 2019	September 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,612,316)	$(3,257,597)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	259,347	132,615
Issuance of capital stock for services and expenses	348,900	440,319
Stock based compensation- warrants	117,458	239,680
Conversion of interest	-	64,233
Stock based compensation- stock option grants	1,141,674	50,899
Amortization of debt discount	2,771,270	475,174
Conversion of accrued liabilities- related parties to notes payable	-	491,802
Provision on loss on accounts receivable	-	10,747
Issuance of common stock for conversion of liabilities	-	199,935
Non cash gain on debt settlements	(355,000)	(170,309)
Loss on sale of property and equipment	32,777	-
Right of use, net	2,610	-
Changes in operating assets and liabilities:
Accounts receivable	257,489	362,035
Prepaid expenses	13,705	7,547
Inventory	196,479	22,327
Other assets	(6,596)	(2,100)
Accounts payable - trade and accrued expenses	(215,873)	(176,495)
Deferred revenue	(55,959)	(7,943)
NET CASH (USED IN) OPERATING ACTIVITIES	(3,104,035)	(1,117,131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in research and development equipment	(79,932)	(97,251)
NET CASH (USED IN) BY INVESTING ACTIVITIES:	(79,932)	(97,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit	(92,094)	(220,539)
Proceeds from convertible notes payable	4,242,490	636,000
Proceeds from issuance of common/ preferred stock, net of costs	-	1,750,000
Issuance of common stock for warrant exercise	-	80,147
Repayment of note payable	-	(200,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,150,396	2,045,608

NET INCREASE IN CASH AND CASH EQUIVALENTS	966,429	831,226

CASH AND CASH EQUIVALENTS, beginning of period	934,407	103,181

CASH AND CASH EQUIVALENTS, end of period	$1,900,836	$934,407

Supplemental disclosures of cash flow information:
Interest paid	$22,521	$64,228
Taxes paid	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature	$2,857,960	$348,096
Related party accounts converted to notes	$-	$1,184,066
Issuance of stock for acquisition of technology	$-	$520,000
Penalty on notes payable	$-	$75,000
Issuance of warrants to debt holders	$1,384,530	$-
Issuance of warrants for services related to debt offering	$1,072,095	$-
Cashless warant exercise	$127,414	$-

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

The Company is focused on the development, marketing and sales of proprietary technologies which are capable of uniquely identifying or authenticating almost any substance or material using electromagnetic energy to record, detect, and identify the unique “signature” of the substance or material. We call these our “Bio-RFID™” and “ChromaID™” technologies.

Historically, the Company focused on the development of our proprietary ChromaID technology. Using light from low-cost LEDs (light emitting diodes) the ChromaID technology maps the color of substances, fluids and materials. With the Company’s proprietary processes, the Company can authenticate and identify based upon the color that is present. The color is both visible to us as humans but also outside of the humanly visible color spectrum in the near infra-red and near ultra-violet and beyond. The Company’s ChromaID scanner sees what we like to call “Nature’s Color Fingerprint.” Everything in nature has a unique color identifier and with ChromaID the Company can see, and identify, and authenticate based upon the color that is present. The Company’s ChromaID scanner is capable of uniquely identifying and authenticating almost any substance or liquid using light to record, detect and identify its unique color signature. More recently, the Company has focused upon extensions and new inventions that are derived from and extend beyond our ChromaID technology. The Company calls this new technology “Bio-RFID.” The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our Company as the Company works to create revenue generating products for the marketplace. Today, the sole focus of the Company is on its Bio-RFID technology and its commercialization.

In 2010, the Company acquired TransTech Systems, Inc. as an adjunct to the Company’s business. TransTech is a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of the Company’s revenues. The financial results from our TransTech subsidiary have been diminishing as vendors of their products increasingly move to the Internet and direct sales to their customers. While it does provide our current revenues, it is not central to the Company’s current focus. Moreover, the Company has written down any goodwill associated with its historic acquisition. The Company continues to closely monitor this subsidiary and expect it to wind down completely in the near future. that as a result of this wind down, the Company has been negotiating payables with vendors and has settled the liabilities for amounts lower than the face value and recorded the settlements as non cash gain on debt settlement of $355,000.

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

2.
GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $7,612,316 and $3,257,597 for the years ended September 30, 2019 and 2018, respectively. Net cash used in operating activities was $3,104,035 and $1,117,131 for the years ended September 30, 2019 and 2018, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of September 30, 2019, the Company’s accumulated deficit was $42,403,640.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, the Company’s Chairman of the Board and Interim Chief Financial Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our consolidated financial statements for the year ended September 30, 2019 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its cash on hand will be sufficient to fund our operations until June 30, 2020. The Company needs additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.

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

Cash and Cash Equivalents – The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  At September 30, 2019, the Company had uninsured deposits in the amount of $1,650,836.

Accounts Receivable and Revenue – The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires the application of the five-step-principles-based-accounting-model for revenue recognition. These steps include (1) a legally enforceable contract, written or unwritten is identified; (2) performance obligations in the contracts are identified; (3) the transaction price reflecting variable consideration, if any, is identified; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when the control of goods is transferred to the customer at a particular time or over time. For TransTech, the Company extends thirty day terms to some customers. Accounts receivable are reviewed periodically for collectability.

TransTech Systems Inc. sells products directly to customers. Our products are typically sold pursuant to purchase orders placed by our customers, and our terms and conditions of sale do not require customer acceptance. We account for a contract with a customer when there is a legally enforceable contract, which could be the customer’s purchase order, the rights of the parties are identified, the contract has commercial terms, and collectability of the contract consideration is probable. The majority of our contracts have a single performance obligation to transfer products and are short term in nature, usually less than one year. Our revenue is measured based on the consideration specified in the contract with each customer in exchange for transferring products that is generally based upon a negotiated, formula, list or fixed price. Revenue is recognized when control of the promised goods is transferred to our customer, which is either upon shipment from our dock, receipt at the customer’s dock, or removal from consignment inventory at the customer’s location, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods.

Allowance for Doubtful Accounts - We maintain an allowance for uncollectible accounts receivable. It is our practice to regularly review and revise, when deemed necessary, our estimates of uncollectible accounts receivable, which are based primarily on actual historical return rates. We record estimated uncollectible accounts receivable as selling, general and administrative expense. As of September 30, 2019 and 2018, there was a reserve for sales returns of $40,000 and $60,000, respectively, which is minimal based upon our historical experience.

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $28,000 and $35,000 reserve for impaired inventory as of September 30, 2019 and 2018, respectively.

Equipment – Equipment consists of machinery, leasehold improvements, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 2-10 years, except for leasehold improvements which are depreciated over 5 years.

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

The Company’s current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, the Company conducts on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. The Company also is actively involved in identifying new applications. The Company’s current internal team along with outside consultants has considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement our internal team. The Company believes that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $1,257,872 and $570,514 for the years ended September 30, 2019 and 2018, respectively, on development activities.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of September 30, 2019 and 2018 are based upon the short-term nature of the assets and liabilities.

The Company has a money market account which is considered a level 1 asset. The balance as of September 30, 2019 was $1,901,278.

Derivative Financial Instruments –Pursuant to ASC 815 “Derivatives and Hedging”, the Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company then determines if embedded derivative must bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company determined that none of the conversion features within its currently outstanding convertible notes payable must be bifurcated and thus there was no derivative liability as of September 30, 2019 and 2018.

Stock Based Compensation - The Company has share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options and warrants to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost to employees is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period under ASC 718. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2019, there were options outstanding for the purchase of 4,532,668 common shares (including unearned stock option grants totaling 2,410,000 and excluding certain stock option grants for a cancelled kickstarter program), warrants for the purchase of 17,747,090 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 13,262,779 common shares (9,020,264 common shares at the current price of $0.25 per share and 4,242,490 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $6,497,581. All of these securities could potentially dilute future earnings per share.

As of September 30, 2018, there were options outstanding for the purchase of 2,182,668 common shares, warrants for the purchase of 15,473,398 common shares, 4,914,071 shares of the Company’s common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock. In addition, we have an unknown number of shares (9,020,264 common shares at the current price of $0.25 per share) are issuable upon conversion of convertible debentures of $2,255,066. None of these securities were included in net loss per share.

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

Recent Accounting Pronouncements

On October 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), and its related amendments, using the modified retrospective method applied to those contracts which were not completed as of October 1, 2018. The adoption of ASC 606, using the modified retrospective approach, had no significant impact to our accumulated deficit as of October 1, 2018 and no significant impact to the total net cash from or used in operating, investing, or financing activities within the consolidated statements of cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) which aligns the accounting treatment of stock awards granted to nonemployee consultants to those granted to employees. The Company adopted the amendment as of October 1, 2018. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements. All share-based compensation for employees and non-employees will be accounted under ASC 718.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will replace the existing guidance in ASC 840, “Leases.” The FASB has also issued amendments to ASU 2016-02, including ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (ASU 2018-11), which the Company collectively refers to as the new leasing standard. . The Company’s outstanding leases primarily relate to its two facility leases Seattle, Washington. In conjunction with these leases, the Company adopted this new retrospectively on July 1, 2019 and recognized a lease liability and related right-of-use asset on the Company’s consolidated balance sheet. The retrospect adjustment did not require any adjustment to previously reported equity.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for sale debt securities. This standard is effective for the Company in the fiscal year beginning October 1, 2020. The Company adopted ASU No. 2016-13 as of October 1, 2018. The adoption of ASU 2016-13 did not have an impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.  ACCOUNTS RECEIVABLE

Accounts receivable were $63,049 and $320,538, net of allowance, as of September 30, 2019 and 2018, respectively. The Company has a total allowance for bad debt in the amount of $40,000 and $60,000 as of September 30, 2019 and 2018, respectively. The decrease is due to the winddown of TransTech.

5.  INVENTORIES

Inventories were $7,103 and $203,582 as of September 30, 2019 and 2018, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There was a $28,000 and $35,000 reserve for impaired inventory as of September 30, 2019 and 2018, respectively.

6.  FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $130,472 and $169,333 as of September 30, 2019 and 2018, respectively. Accumulated depreciation was $379,259 and $532,966 as of September 30, 2019 and 2018, respectively. Total depreciation expense was $86,016 and $60,393 for the years ended September 30, 2019 and 2018, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of September 30, 2019 and 2018 was comprised of the following:

	Estimated	September 30,	September 30,
	Useful Lives	2019	2018
Machinery and equipment	2-10 years	$412,238	$332,306
Leasehold improvements	2-3 years	3,612	276,112
Furniture and fixtures	2-3 years	58,051	58,051
Software and websites	3- 7 years	35,830	35,830
Less: accumulated depreciation		(379,259)	(532,966)
		$130,472	$169,333

7.  INTANGIBLE ASSETS

Intangible assets as of September 30, 2019 and September 30, 2018 consisted of the following:

	Estimated	September 30,	September 30,
	Useful Lives	2019	2018

Technology	3 years	$520,000	$520,000
Less: accumulated amortization		(245,554)	(72,222)
Intangible assets, net		$274,446	$447,778

Total amortization expense was $173,331 and $72,222 for the years ended September 30, 2019 and 2018, respectively.

Merger with RAAI Lighting, Inc.

On April 10, 2018, the Company entered into an Agreement and Plan of Merger with 500 Union Corporation, a Delaware corporation and a wholly owned subsidiary of the Company, and RAAI Lighting, Inc., a Delaware corporation. Pursuant to the Merger Agreement, the Company acquired all the outstanding shares of RAAI’s capital stock through a merger of Merger Sub with and into RAAI (the “Merger”), with RAAI surviving the Merger as a wholly owned subsidiary of the Company.

Under the terms of the Merger Agreement, each share of RAAI common stock issued and outstanding immediately before the Merger (1,000 shares) was cancelled and the Company issued 2,000,000 shares of the Company’s common stock. As a result, the Company issued 2,000,000 shares of its common stock to Phillip A. Bosua, formerly the sole stockholder of RAAI. The consideration for the Merger was determined through arms-length bargaining by the Company and RAAI. The Merger was structured to qualify as a tax-free reorganization for U.S. federal income tax purposes. As a result of the Merger, the Company received certain intellectual property, related to RAAI.

RAAI had no outstanding indebtedness or assets at the closing of the Merger. The 2,000,000 shares of the Company’s common stock issued for RAAI’s shares were recorded at the fair value at the date of the merger at $520,000 and the value assigned to the technology acquired with RAAI.

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

8. ACCOUNTS PAYABLE

Accounts payable were $810,943 and $1,512,617 as of September 30, 2019 and 2018, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.

9.  LEASES

The Company has entered into operating leases for office and development facilities. These leases have terms which range from two to three years, and do not include options to renew. These operating leases are listed as separate line items on the Company's September 30, 2019 Consolidated Balance Sheet, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's September 30, 2019 Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $250,000 on October 1, 2018. Operating lease right-of-use assets and liabilities commencing after October 1, 2018 are recognized at commencement date based on the present value of lease payments over the lease term. During the year ended September 30, 2019, the Company had one lease expire and recognized the rent payments as an expense in the current period. As of September 30, 2019, total right-of-use assets and operating lease liabilities for remaining long term lease was approximately $246,000. In the year ended September 30, 2019, the Company recognized approximately $133,996 in total lease costs for the lease.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the year ended September 30, 2019 were as follows:

Cash paid for ROU operating lease liability $135,828
Weighted-average remaining lease term 2-3 years
Weighted-average discount rate 7%

The minimum future lease payments as of September 30, 2019 are as follows:

Year	$
2019	$-
2020	133,996
2021	111,492
2022	24,520
2023	-
270,008
Imputer interest	(23,872)
Total lease liability	$246,136

10. CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of September 30, 2019 and September 30, 2018 consisted of the following:

Convertible Promissory Notes with Clayton A. Struve

As of September 30, 2019, the Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. The Company recorded accrued interest of $62,171 as of September 30, 2019. On May 8, 2019, the Company signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to September 30, 2019. On November 26, 2019, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to March 31, 2020. Mr. Struve also invested $1,000,000 in the May 2019 debt offering described below.

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $73,964 as of September 30, 2019. On May 8, 2019, the Company signed Amendment 1 to the convertible redeemable promissory notes, extending the due dates to September 30, 2019 and increasing the interest rate to 6%. On November 26, 2019, the Company signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to March 31, 2020.

Debt Offering

On May 28, 2019, the Company closed additional rounds of a debt offering and received gross proceeds of $4,242,490 in exchange for issuing Subordinated Convertible Notes (the “Convertible Notes”) and Warrants (the “Warrants”) in a private placement to 54 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

The Convertible Notes have a principal amount of $4,242,490 and bear annual interest of 8%. Both the principal amount and the interest are payable on a payment-in-kind basis in shares of Common Stock of the Company (the “Common Stock”). They are due and payable (in Common Stock) on the earlier of (a) mandatory and automatic conversion of the Convertible Notes into a financing that yields gross proceeds of at least $10,000,000 (a “Qualified Financing”) or (b) on the one-year anniversary of the Convertible Notes (the “Maturity Date”). Investors will be required to convert their Convertible Notes into Common Stock in any Qualified Financing at a conversion price per share equal to the lower of (i) $1.00 per share or (ii) a 25% discount to the price per share paid by investors in the Qualified Financing. If the Convertible Notes have not been paid or converted prior to the Maturity Date, the outstanding principal amount of the Convertible Notes will be automatically converted into shares of Common Stock at the lesser of (a) $1.00 per share or (b) any adjusted price resulting from the application of a “most favored nations” provision, which requires the issuance of additional shares of Common Stock to investors if the Company issues certain securities at less than the then-current conversion price.

The Warrants were granted on a 1:0.5 basis (one-half Warrant for each full share of Common Stock into which the Convertible Notes are convertible). The Warrants have a five-year term and an exercise price equal to 120% of the per share conversion price of the Qualified Financing or other mandatory conversion.

The Convertible Notes are initially convertible into 4,242,490 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 2,121,258 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments.

In connection with the debt offering, the placement agent for the Convertible Notes and the Warrants received a cash fee of $361,401 and warrants to purchase 542,102 shares of the Company’s common stock, all based on 8-10% of gross proceeds to the Company. The placement agent has also received a $25,000 advisory fee. The warrants issued for these services had a fair value of $1,072,095 at the date of issuance. The fair value of the warrants was recorded as debt discount (with an offset to APIC) and will be amortized over the one-year term of the Convertible Notes. The $361,401 cash fee was recorded as issuance costs and will be amortized over the one-year term of the related Convertible Notes.

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

In accordance to ASC 470-20-30, Debt with Conversion and Other Options, the guidance therein applies to both convertible debt and other similar instruments, including convertible preferred shares. The guidance states that “the allocation of proceeds shall be based on the relative fair values of the two instruments at time of issuance. When warrants are issued in conjunction with a debt instrument as consideration in purchase transactions, the amounts attributable to each class of instrument issued shall be determined separately, based on values at the time of issuance. The debt discount or premium shall be determined by comparing the value attributed to the debt instrument with the face amount thereof.

In conjunction with the issuance of Convertible Notes and the Warrants, the Company recorded a debt discount of $2,857,960 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the one-year term of the Convertible Notes. Intrinsic value of the beneficial conversion feature was calculated at the commitment date as the difference between the conversion price and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. In accordance to ASC 470-20-30, if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible instrument. During the year ended September 30, 2019, amortization of $1,584,293 of the beneficial conversion feature was recognized as interest expense in the consolidated statements of operations.

The Warrants were indexed to our own stock and no down round provision was identified. The Warrants were not subject to ASC 718. Therefore, the Company concluded that based upon the conversion features, the Warrants should not be accounted for as derivative liabilities. The fair value of the Warrants was $1,384,530 and was recorded as Debt Discount (with an offset to APIC) on the date of issuance and amortized over the one-year term of the notes. During the year ended September 30, 2019, amortization of the warrants was $767,801 and is presented as interest expense in the consolidated statements of operations.

The Convertible Notes as of September 30, 2019 and 2018 are summarized below:

	September 30, 2019	September 30, 2018
Convertible Redeemable Note – Clayton A. Struve	$1,071,000	$1,071,000
Convertible Redeemable Note – J3E2A2Z LP	1,184,066	1,184,066
2019 Convertible Notes	4,242,490	-
	6,497,556	2,255,066

less debt discount – beneficial conversion feature	(1,273,667)	-
less debt discount – warrants	(616,729)	-
less debt discount – warrants issued for services related to debt offering	(652,919)	-
	$3,954,241	$2,255,066

11.
NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT

Notes payable, capitalized leases and long-term debt as of September 30, 2019 and 2018 consisted of the following:

	September 30,	September 30,
	2019	2018

Capital Source Business Finance Group	$-	$145,186
Total debt	-	145,186
Less current portion of long term debt	-	(145,186)
Long term debt	$-	$-

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

The Company has authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001. As of September 30, 2019, the Company had 18,366,178 shares of common stock issued and outstanding, held by 116 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of September 30, 2019, there were options outstanding for the purchase of 4,532,668 common shares (including unearned stock option grants totaling 2,410,000 and excluding certain stock option grants for a cancelled kickstarter program), warrants for the purchase of 17,747,090 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 13,262,779 common shares (9,020,264 common shares at the current price of $0.25 per share and 4,242,490 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $6,497,581. All of which could potentially dilute future earnings per share.

Voting Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

Series A Preferred Stock

There are 23,334 shares Series A Preferred shares authorized. Series A Preferred is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred held by such holder are then convertible as of the applicable record date. The Series A Preferred may not be redeemed without the consent of the holder.

On September 23, 2018, a holder of Series A Preferred Stock converted 3,334 shares into 3,334 shares of common stock.

On January 29, 2019, a holder of Series A Preferred Stock converted 20,000 shares into 80,000 shares of common stock. There are no Series A Preferred Stock outstanding as of January 29, 2019.

Series C Preferred Stock and Warrants

On August 11, 2016, the Company filed a Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock. On August 14, 2017, the price of the Series C Preferred Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. The Certificate designated 1,785,715 shares as Series C Convertible Preferred Stock at a par value of $.001 per share that is currently convertible into common stock at $0.25 per share, with certain adjustments as set forth in the Certificate. The Series C Preferred stock has a yield of 8% if and when dividends are declared and an ownership blocker of 4.99%.

As of September 30, 2019, the Company has 1,785,715 shares of Series C Preferred Stock outstanding, which could potentially be converted into 5,000,000 shares of common stock.  In addition, a corresponding number of five-year warrants to acquire 1,785,715 shares of common stock at $0.25 per share were issued in conjunction with the Series C Preferred Shares and remain outstanding.

Series D Preferred Stock and Warrants

The Company authorized the designation of 1,016,014 shares as Series D Convertible Preferred Stock (“Series D Preferred”). On August 14, 2017, the price of the Series D Preferred Stock was adjusted to $0.25 per share pursuant to the documents governing such instruments. On May 8, 2017, the Company applied with the State of Nevada for approval of the Certificate of Designations, Preferences, and Rights of Series D Convertible Preferred Stock. On July 17, 2018, the Company filed with the State of Nevada a second Amended and Restated Certificate of Designation of Preferences, Powers, and Rights of the Series D Convertible Preferred Stock to decrease the number of authorized Series D Shares from 3,906,250 to 1,016,014.

The Series D Preferred Stock is convertible into shares of common stock at a price of $0.25 per share or by multiplying the number of Series D Preferred Stock shares by the stated value and dividing by the conversion price then in effect, subject to certain diluted events, and has the right to vote the number of shares of common stock the Series D Preferred Stock would be issuable on conversion, subject to a 4.99% blocker. The Preferred Series D has an annual yield of 8% The Series D Preferred Stock is convertible into shares of common stock at a price of $0.25 per share or by multiplying the number of Series D Preferred Stock shares by the stated value and dividing by the conversion price then in effect, subject to certain diluted events, and has the right to vote the number of shares of common stock the Series D Preferred Stock would be issuable on conversion, subject to a 4.99% blocker. The Preferred Series D has an annual yield of 8% if and when dividends are declared.

In conjunction with Series D Preferred Stock we authorized Series F Common Stock Warrants, which are exercisable for a term of five years at strike price of $0.25. The underlying common stock upon the conversion of the Series D Preferred and Series F Common Stock Warrants issued were required to be included in a registration statement as filed by the Company.

As of September 30, 2019, the Company has 1,016,004 shares of Series D Preferred Stock outstanding, which could be potentially be converted into 3,108,356 shares of common stock shares if the underlying conversion price remains $0.25, and there are 3,984,000 Series F warrant shares.

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

Securities Subject to Price Adjustments

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 1,785,715 outstanding shares of Series C Preferred Stock, 1,016,004 outstanding shares Series D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $2,255,066 (9,020,264 common shares at the current price of $0.25 per share) and the exercise price of additional outstanding warrants to purchase 12,838,286 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments.

The conversion price of Convertible Note Payable of $4,242,490 (4,242,490 common shares at the current price of $1.00 per share) would adjust below $1.00 per share pursuant to the documents governing such instruments. Warrants totaling 2,663,359 would adjust below $1.20 per share pursuant to the documents governing such instruments.

Common Stock

All of the offerings and sales described below were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, all of whom were accredited investors and transfer was restricted by the company in accordance with the requirements of Regulation D and the Securities Act. Unless Registered on Form S-1, all issuances to accredited and non-accredited investors were structured to comply with the requirements of the safe harbor afforded by Rule 506 of Regulation D, including limiting the number of non-accredited investors to no more than 35 investors who have sufficient knowledge and experience in financial and business matters to make them capable of evaluating the merits and risks of an investment in our securities.

The following equity issuances occurred during the year ended September 30, 2019:

During the year ended September 30, 2019, the Company issued 509,656 shares of common stock at $0.25 per share to consultants and investors related to the cashless exercise of warrants.

During the year ended September 30, 2019, the Company issued 145,000 shares of common stock for services provided by two consultants. The common stock was valued at the daily trading price of totaling $246,900 or $1.703 per share.

On January 2, 2019, the Company issued 100,000 shares of common stock for services provided to Ronald P. Erickson. The shares were valued at $102,000 or $1.02 per share.

On January 29, 2019, a holder of Series A Preferred Stock converted 20,000 shares into 80,000 shares of common stock.

The following equity issuances occurred during the year ended September 30, 2018:

The Company issued 779,676 shares of common stock to Named Executive Officers, directors, employees and consultants and for services during the year ended September 30, 2018. The Company expensed $273,068.

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

During the year ended September 30, 2018, the Company closed debt conversions and issued 1,600,000 shares of common stock in exchange for the conversion of $464,000, 230,000 shares in exchange for $48,300 in legal services and 605,000 shares in for $199.935 in preexisting debt owed by the Company to certain service providers, all of whom are accredited investors. These shares were issued in transactions that were not registered under the Act in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and/or Rule 506 of SEC Regulation D under the Act.

During the year ended September 30, 2018, the Company issued 158,000 shares of our common stock related to warrant exercises that were valued at $80,128.

On September 23, 2018, the Company issued 3,334 shares of our common stock related to the conversion of Series A Preferred Stock for $834.

Warrants to Purchase Common Stock

The following warrants were issued during the year ended September 30, 2019:

The Company cancelled warrants to purchase 70,011 shares of common stock at $3.08 per share to consultants and investors related to the cashless exercise of warrants or expiration of warrants.

The Company issued warrants to purchase 70,000 shares of common stock at $1.61 to $2.72 per share to three consultants. The warrants were valued at $30,325 or $1.989 per share. The warrants expire during the first quarter of 2024.

The Company increased warrants by 120,000 shares at $0.25 per shares related to the June 28, 2019 exercise of warrants by a holder of Series A Preferred Stock.

Private Placement Warrants

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

In connection with the private placement, the placement agent for the Convertible Notes and the Warrants received warrants to purchase 542,102 shares of the Company’s common stock, all based on 8-10% of gross proceeds to the Company.

The Warrants were indexed to our own stock and no down round provision was identified. The Warrants were not subject to ASC 718. Therefore, the Company concluded that based upon the conversion features, the Warrants should not be accounted for as derivative liabilities. The fair value of the Warrants was recorded as Debt Discount (with an offset to APIC) on the date of issuance and amortized over the one-year term of the Convertible Notes. See Note 10 for more information on allocation and fair value of Warrants.

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

On March 2, 2018, the Company received gross proceeds of $280,000 in exchange for issuing a senior convertible redeemable debenture with a principal amount of $336,000 and a five year warrant to purchase 1,344,000 shares of common stock in a private placement dated February 28, 2018 to an accredited investor pursuant to a Securities Purchase Agreement dated August 14, 2017. The initial exercise price of the warrants described above is $0.25 per share, also subject to certain adjustments. The warrants had an estimated fair value of $348,096 and the beneficial conversion feature on the debenture was valued at $252,932.

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

A summary of the warrants issued as of September 30, 2019 were as follows:

	September 30, 2019
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	15,473,398	$0.326
Issued	2,853,359	1.179
Exercised	(509,656)	(0.250)
Forfeited	-	-
Expired	(70,011)	(3.083)
Outstanding at end of period	17,747,090	$0.455
Exerciseable at end of period	17,747,090

A summary of the status of the warrants outstanding as of September 30, 2019 is presented below:

	September 30, 2019
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
13,417,286	3.02	$0.250	13,417,286	$0.250
714,286	-	0.700	714,286	0.700
882,159	2.12	1.000	882,159	1.000
2,713,359	4.45	1.20-1.50	2,713,359	1.20-1.50
20,000	4.42	2.34-4.08	20,000	2.34-4.08

17,747,090	3.44	$0.455	17,747,090	$0.455

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the year ended September 30, 2019 were as follows:

Dividend yield	0%
Expected life	5 years
Expected volatility	180%-182%
Risk free interest rate	2.06%-2.52%

At September 30, 2019, vested warrants totaling 17,677,091 shares had an aggregate intrinsic value of $18,052,811.

13.  STOCK INCENTIVE PLAN

On March 21, 2013, an amendment to the Stock Option Plan was approved by the stockholders of the Company, increasing the number of shares reserved for issuance under the Plan to 93,333 shares. On April 10, 2018, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 93,333 to 1,200,000. On August 7, 2018, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 1,200,000 to 2,000,000 to common shares. On January 23, 2019, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 2,200,000 to 2,500,000 to common shares. On May 22, 2019, the Compensation Committee approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 2,500,000 to 3,000,000 to common shares.

Determining Fair Value under ASC 718

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

Stock Option Activity

The Company had the following stock option transactions during the year ended September 30, 2019:

On October 31, 2018, the Board awarded stock option grants to two directors to acquire 50,000 shares each of the Company’s common stock. The grants had an exercise price of $3.03 per share and expire on October 31, 2023. The grants vested immediately.

On October 31, 2018, the Board awarded Phillip A. Bosua a stock option grant to acquire 1,000,000 shares of the Company’s common which vests upon approval of the Company’s blood glucose measurement technology by the U.S. Food and Drug Administration. The grants had an exercise price of $3.03 per share and expire on October 31, 2023.

On October 31, 2018, the Board awarded Ronald P Erickson a stock option grant to acquire 1,000,000 shares of the Company’s common which vests upon the Company’s successful listing of its Common Stock on NASDAQ or the New York Stock Exchange (including the NYSE American Market). The grant had an exercise price of $3.03 per share and expires on October 31, 2023.

On March 26, 2019, the Board awarded two employees stock option grants totaling 260,000 shares of the Company’s common which vests upon approval of the Company’s blood glucose measurement technology by the U.S. Food and Drug Administration. The grant had an exercise price of $1.50 per share and expires on March 26, 2024.

During April 2019, the Board awarded stock option grants to two employees and a consultant to acquire 185,000 shares of the Company’s common stock. The grants had an exercise price from $1.39 per share to $1.90 per share and expire during April 2024. Grants totaling 10,000 common shares vested immediately and grants totaling 50,000 vest quarterly over three years. Grants totaling 125,000 common shares vest quarterly over four years, with no vesting during the first six months.

On April 15, 2019, the Board awarded an employee was granted a stock option grant to acquire 50,000 shares of the Company’s common which vests upon approval of the Company’s blood glucose measurement technology by the U.S. Food and Drug Administration. The grants had an exercise price of $1.50 per share and expire on April 15, 2024.

During July and August of 2019, the Board awarded stock option grants to four consultants to acquire 275,000 shares of the Company’s common stock. The grants have an exercise price from $1.34 per share to $1.40 per share and expire during July and August 2024. Grants totaling 10,000 common shares vested immediately and grants totaling 50,000 vest quarterly over three years. Grants totaling 15,000 common shares vest monthly over six months. A grant of 100,000 shares of common stock vests quarterly over four years, with no vesting during the first six months. A grants for 100,000 shares of common stock vests quarterly over four years, with no vesting during the first six months. A grant for 100,000 shares of common stock vests upon upon approval of the Company’s blood glucose measurement technology by the U.S. Food and Drug Administration

During the year ended September 30, 2019, the Board four employees a stock option grants to acquire 125,000 shares of the Company’s Common stock for each $1,000,000 raised by the Company in revenue generated in a planned Kickstarter campaign at a price range for $1.50 to $3.03 per share. During the year ended September 30, 2019, the Company recently decided that it would not undertake a Kickstarter campaign. Options are expected to be cancelled or have alternative Company milestones.

During the year ended September 2019, stock option grants for 520,000 shares of common stock with an exercise price ranging from $3.03 to $4.20 per share were forfeited.

The Company had the following stock option transactions during the year ended September 30, 2018:

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

There are currently 4,532,668 options to purchase common stock at an average exercise price of $2.025 per share outstanding as of September 30, 2019 under the 2011 Stock Incentive Plan. The Company recorded $1,141,674 and $50,899 of compensation expense, net of related tax effects, relative to stock options for the year ended September 30, 2019 and 2018 and in accordance with ASC 718. Net loss per share (basic and diluted) associated with this expense was approximately ($0.060) and ($0.010) per share, respectively. As of September 30, 2019, there is approximately $631,026, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.70 years. Stock option grants totaling 2,410,000 shares of common stock are performance stock option grants and are not vested until the performance is achieved.

Stock option activity for the years ended September 30, 2019 and 2018 was as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2017	15,404	$14.68	$226,059
Granted	2,180,000	1.683	3,668,500
Exercised	-	-	-
Forfeitures	(12,736)	14.764	(188,040)
Outstanding as of September 30, 2018	2,182,668	1.698	3,706,519
Granted	2,870,000	2.615	7,504,850
Exercised	-	-	-
Forfeitures	(520,000)	(3.906)	(2,031,000)
Outstanding as of September 30, 2019	4,532,668	$2.025	$9,180,369

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2019:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exerciseable	Exerciseable
$0.250	530,000	0.50	$0.250	165,625	$0.25
1.28-1.50	1,860,000	3.83	1.35	360,000	1.28
11.79-1.90	60,000	4.56	1.85	12,083	1.84
3.03-4.2	2,080,000	4.08	3.08	20,000	4.20
13.5-15.00	2,668	0.50	14.25	1,334	13.50
	4,532,668	3.70	$2.025	559,042	$1.122

There were stock option grants of 1,980,000 shares as of September 30, 2019 with an aggregate intrinsic value of $826,720.

14.  OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Notes 10, 13 and 15 for related party transactions with Ronald P. Erickson.

On January 16, 2018, Mr. Erickson was issued 100,000 of restricted common stock at the grant date market value of $0.21 per share.  On January 2, 2019, Mr. Erickson was issued 100,000 shares of restricted common stock at the grant date market value of $1.02 per share.

On January 25, 2018, the Company entered into amendments to two demand promissory notes, totaling $600,000 with Mr. Erickson, our former Chief Executive Officer and current chairman of the board and/or entities in which Mr. Erickson has a beneficial interest. The amendments extend the due date from December 31, 2017 to September 30, 2018 and continue to provide for interest of 3% per annum and a third lien on company assets if not repaid by September 30, 2018 or converted into convertible debentures or equity on terms acceptable to the Holder. On March 16, 2018, the demand promissory notes and accrued interest were converted into convertible notes payable.

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $73,964 as of September 30, 2019. On May 8, 2019, the Company signed Amendment 1 to the convertible redeemable promissory notes, extending the due dates to September 30, 2019 and increasing the interest rate to 6%. On November 26, 2019, the Company signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to March 31, 2020.

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

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $487,932 as of September 30, 2019.

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

On July 30, 2018, Mr. Bosua was awarded a stock option grant for 1,000,000 shares of our common stock that was awarded at $1.28 per share and was valued at the black scholes value of $0.96 per share.

Stock Issuances to Named Executive Officers and Directors

During January to May 2018, the Company issued 275,000 shares of restricted common stock to one Named Executive Officer and two directors for services during 2018. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $0.246 per share, the market price of our common stock.

Stock Option Grant Cancellations

During the year ended September 30, 2019, two directors voluntarily forfeited stock option grants for 100,000 shares of common stock with an exercise price of $3.03 per share.

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

On April 10, 2018, the Company entered into an Employment Agreement with Mr. Bosua reflecting his appointment as Chief Executive Officer. The Employment Agreement is for an initial term of 12 months (subject to earlier termination) and will be automatically extended for additional 12-month terms unless either party notifies the other party of its intention to terminate the Employment Agreement with at least ninety (90) days prior to the end of the Initial Term or renewal term.. Mr. Bosua will be paid a base salary of $225,000 per year, received 500,000 shares of common stock valued at $0.33 per share and may be entitled to bonuses and equity awards at the discretion of the Board or a committee of the Board. The Employment Agreement provides for severance pay equal to 12 months of base salary if Mr. Bosua is terminated without “cause” or voluntarily terminates his employment for “good reason.” On March 5, 2019, Mr. Bosua’s annual compensation was increased to $240,000.

Employment Agreement with Ronald P. Erickson, Chairman of the Board and Interim Chief Financial Officer

On August 4, 2017, the Board of Directors approved an Employment Agreement with Ronald P. Erickson pursuant to which we engaged Mr. Erickson as our Chief Executive Officer through September 30, 2018. On April 10, 2018, the Company entered into an Amended Employment Agreement for Ronald P. Erickson which amends the Employment Agreement dated July 1, 2017. The Agreement expires March 21, 2019. automatically be extended for additional one (1) year periods unless either Party delivers written notice of such Party’s intention to terminate this Agreement at least ninety (90) days prior to the end of the Initial Term or renewal term.

Mr. Erickson’s annual compensation was $180,000. Mr. Erickson is also entitled to receive an annual bonus and equity awards compensation as approved by the Board. The bonus should be paid no later than 30 days following earning of the bonus. On March 5, 2019, Mr. Erickson’s annual compensation was increased to $195,000.

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

Properties and Operating Leases

The Company is obligated under the following leases for its various facilities.

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

Terminated Leases

On May 1, 2018, the Company leased its lab facilities and executive offices located at 304 Alaskan Way South, Suite 102, Seattle, Washington, USA, 98101. The Company leases 2,800 square feet and the net monthly payment is $4,000. The lease expired on April 30, 2019.

TransTech was located at 12142 NE Sky Lane, Suite 130, Aurora, OR 97002. TransTech terminated this lease effective May 31, 2019.

16. INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Pretax losses arising from United States operations were approximately $2,834,000 for the year ended September 30, 2019.

Pretax losses arising from United States operations were approximately $1,609,000 for the year ended September 30, 2018.

The Company has net operating loss carryforwards of approximately $32,083,000, which expire in 2022-2037. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $6,930,000 was established as of September 30, 2019. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future. The Company is subject to possible tax examination for the years 2012 through 2019.

For the year ended September 30, 2019, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses, interest expense and warrants issued for services.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Reform Act). The Tax Reform Act significantly revises the future ongoing federal income tax by, among other things, lowering U.S. corporate income tax rates effective January 1, 2018. The Company has calculated a blended U.S. federal income tax rate of approximately 21% for the fiscal year ending September 30, 2019 and 21.0% for subsequent fiscal years. Remeasurement of the Company’s deferred tax balance under the Tax Reform Act resulted in a non-cash tax benefit reduction of approximately $2.3 million for the year ended September 30, 2018.

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

The principal components of the Company’s deferred tax assets at September 30, 2019 and 2018 are as follows:

	2019	2018
U.S. operations loss carry forward at statutory rate of 21%	$6,737,300	$6,142,138
Deferred tax assets related to timing differences-accruals	192,897	-
Total	6,930,197	6,142,138
Less Valuation Allowance	(6,930,197)	(6,142,138)
Net Deferred Tax Assets	-	-
Change in Valuation allowance	$(788,059)	$(337,853)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended September 30, 2019 and 2018 are as follows:

Federal Statutory Rate	-21.0%	-21.0%
Increase in Income Taxes Resulting from:
Change in Valuation allowance	21.0%	21.0%
Effective Tax Rate	0.0%	0.0%

17. SEGMENT REPORTING

The management of the Company considers the business to have two operating segments (i) the development of the Bio-RFID™” and “ChromaID™” technologies.and (ii) TransTech, a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of the Company’s revenues. The financial results from our TransTech subsidiary have been diminishing as vendors of their products increasingly move to the Internet and direct sales to their customers. While it does provide our current revenues, it is not central to our current focus as a Company. Moreover, we have written down any goodwill associated with its historic acquisition. We continue to closely monitor this subsidiary and expect it to wind down completely in the near future.

During the year ended September 30, 2019, the Company began to report both entities as segments. The reporting for the year ended September 30, 2019 and 2018 was as follows:

			Segment
		Gross	Net	Segment
Segment	Revenue	Margin	Loss	Assets
Year Ended September 30, 2019
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(7,534,739)	$2,882,194
TransTech distribution business	1,804,960	426,547	(77,577)	57,439
Total segments	$1,804,960	$426,547	$(7,612,316)	$2,939,633

Year Ended September 30, 2018
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(3,294,707)	$1,311,134
TransTech distribution business	4,303,296	821,623	37,110	791,814
Total segments	$4,303,296	$821,623	$(3,257,597)	$2,102,948

18.  SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to September 30, 2019, there were the following material transactions that require disclosure:

Convertible Promissory Notes with Clayton A. Struve

As of September 30, 2019, the Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. On November 26, 2019, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to March 31, 2020.

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833. On November 26, 2019, the Company signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to March 31, 2020.

Convertible Notes Dated October 17, 2019

On October 17, 2019, the Company closed funding on Convertible Notes totaling principal amount of $385,000 which bear annual interest of 8%. Both the principal amount of and the interest are payable on a payment-in-kind basis in shares of Common Stock of the Company (the “Common Stock”). They are due and payable (in Common Stock) on the earlier of (a) mandatory and automatic conversion of the Convertible Notes into a financing that yields gross proceeds of at least $10,000,000 (a “Qualified Financing”) or (b) on the one-year anniversary of the Convertible Notes (the “Maturity Date”). Investors will be required to convert their Convertible Notes into Common Stock in any Qualified Financing at a conversion price per share equal to the lower of (i) $1.00 per share or (ii) a 25% discount to the price per share paid by investors in the Qualified Financing. If the Convertible Notes have not been paid or converted prior to the Maturity Date, the outstanding principal amount of the Convertible Notes will be automatically converted into shares of Common Stock at the lesser of (a) $1.00 per share or (b) any adjusted price resulting from the application of a “most favored nations” provision, which requires the issuance of additional shares of Common Stock to investors if we issue certain securities at less than the then-current conversion price.

The Warrants were granted on a 1:0.5 basis (one-half Warrant for each full share of Common Stock into which the Convertible Notes are convertible). The Warrants have a five-year term and an exercise price equal to 120% of the per share conversion price of the Qualified Financing or other mandatory conversion.

The Convertible Notes are initially convertible into 385,000 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 192,500 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments.

In connection with the private placement, the placement agent for the Convertible Notes and the Warrants received a cash fee of $36,800 and warrants to purchase 55,200 shares of our common stock, all based on 8-10% of gross proceeds to the Company.

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

Stock Option Exercise and Cancellation

On November 9, 2019, a former employee exercised stock option grants on a cashless basis. The former employee received 73,191 shares of common stock for vested stock option grants totaling 93,750 shares. The stock option grant had an exercise price of $0.25 per share. The former employee forfeited stock option grants 206,250 at an exercise price of $0.25 per share and 150,000 at an exercise price of $1.28 per share.

Stock Option Cancellations

On October 4, 2019, Ronald P. Erickson and Philip A. Bosua, named executive officers, each voluntarily cancellated stock option grants totaling for 1,000,000 shares with an exercise price of $3.03 per share. The grants were related to performance and were not vested.

On October 4, 2019, an employee voluntarily cancellated a stock option grant totaling 80,000 shares with an exercise price of $4.20 per share.

Stock Option Issuances

On December 19, 2019, the Board of Directors approved the following stock option grants:

Stock option grants to two directors, 2 employees and two consultants totaling 315,000 shares with an exercise price of $1.12 per share. The stock option grants expire in five years. The stock option grants have various vesting terms and expire during the fourth quarter of 2024.

Stock option grant to Philip A. Bosua, a named executive officer, for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2019 and vests upon FDA approval of the UBAND blood glucose monitor.

Stock option grant to Ronald P. Erickson, a named executive officer, for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2019 and vests upon uplisting to NASDAQ or NYSE exchanges.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Know Labs, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOW LABS, INC. (Registrant)

Date: December 27, 2019	By:	/s/ Phillip A Bosua
Phillip A. Bosua
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: December 27, 2019	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Phillip A. Bosua	Chief Executive Officer and Director	December 27, 2019
Phillip A. Bosu	(Principal Executive Officer

/s/ Ronald P. Erickson	Chairman of the Board and Interim Chief Financial
Ronald P. Erickson	Officer and Director (Principal Financial/Accounting Officer)	December 27, 2019

/s/ Jon Pepper	Director	December 27, 2019
Jon Pepper

/s/ Ichiro Takesako	Director	December 27, 2019
Ichiro Takesako

/s/ William A. Owens	Director	December 27, 2019
William A. Owens