Form 10-Q/A
period 2019-03-31
KNOW LABS, INC.
filed 2020-01-22
CIK 1074828

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

The number of shares of common stock, $.001 par value, issued and outstanding as of May 15, 2019: 18,192,949 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends and restates the quarterly report on Form 10-Q of Know Labs Inc. (the “Company”) for the three and six months ended March 31, 2019, as originally filed with SEC on May 15, 2019 (“Original Filing”). This Form 10-Q/A is being filed to restate the Company’s consolidated financial statements in Item 1 in their entirety and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the three and six months ended March 31, 2019. Consequently, the previously filed unaudited condensed interim consolidated financial statements for the period ended March 31, 2019 should no longer be relied upon.

In connection with the review of the Form 10-Q for the Company for the three and six months ended March 31, 2019, management determined that previously issued unaudited consolidated financial statements issued for the three and six months ended March 31, 2019 contained an error which was non-cash in nature. The Company received proceeds from convertible promissory notes which are mandatorily convertible into equity after a one year term.  The Company originally classified the proceeds as equity.  They should have properly been classified as debt and footnoted to explain that they would become equity at the end of their term.  Certain expenditures related to warrants attached to the debt offering were not properly accounted for as well.

The original and restated accounts are detailed below:

	As of March 31, 2019
	As Originally Reported	As Restated
Convertible notes payable	$ 2,255,066	$ 2,255,066
Common stock	22,003	18,192
Additional paid in capital	36,917,782	36,608,295
Accumulated deficit	37,285,145	(37,002,765)

	Three Months Ended March 31, 2019
Selling, general and administrative expenses	1,678,335	1,003,504
Operating loss	(1,723,486)	(1,048,655)
Interest expense	(7,750)	(400,201)
Loss before taxes and net loss	(1,724,618)	(1,442,238)

	Six Months Ended March 31, 2019
Selling, general and administrative expenses	2,367,781	1,692,950
Operating loss	(2,489,999)	(1,815,168)
Interest expense	(16,876)	(409,327)
Loss before taxes and net loss	(2,493,821)	(2,211,441)

The Company evaluated the impact of this error under the SEC’s authoritative guidance on materiality and determined that the impact of this error for the three and six months ended March 31, 2019 consolidated financial statements was material. On January 22, 2020, after review by our independent registered public accounting firm and legal counsel, the Audit Committee of the Company’s Board of Directors concluded that the Company should restate our unaudited interim condensed financial statements for the three and six months ended March 31, 2019 to reflect the correction of the previously identified error in the unaudited condensed consolidated financial statements for this period.

Although this Form 10-Q/A supersedes the previously issued unaudited condensed consolidated financial statements issued for the three and six months ended March 31, 2019 in its entirety, this Form 10-Q/A only amends and restates Item 1 and certain provisions of Item 2 and Item 4 of Part I as a result of and to reflect the restatements, as well as immaterial conforming changes to other Items. No other information in the Original Filing is amended hereby. While the foregoing items have been updated, this amended report does not reflect any other events occurring after the Original Filing. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

No other changes have been made to the Original Filing. This Amendment does not reflect events that have occurred after May 15, 2019, the filing date of the Form 10-Q or modify or update the disclosures presented therein, except to reflect the amendment described above.

ITEM 1.    FINANCIAL STATEMENTS

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	September 30, 2018
ASSETS	(Restated)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$3,061,901	$934,407
Accounts receivable, net of allowance of $60,000 and $60,000, respectively	193,372	320,538
Prepaid expenses	12,844	20,140
Inventories, net	100,989	203,582
Total current assets	3,369,106	1,478,667

EQUIPMENT, NET	197,536	169,333

OTHER ASSETS
Intangible assets	361,112	447,778
Other assets	15,867	7,170

TOTAL ASSETS	$3,943,621	$2,102,948

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,298,278	$1,512,617
Accounts payable - related parties	7,395	12,019
Accrued expenses	112,256	72,140
Accrued expenses - related parties	644,099	657,551
Deferred revenue	-	55,959
Convertible notes payable	2,255,066	2,255,066
Notes payable - current portion of long term debt	-	145,186
Total current liabilities	4,317,094	4,710,538

COMMITMENTS AND CONTINGENCIES (Note 15)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 3/31/2019 and 9/30/2018, respectively	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 0 shares and
20,000 shares issued and outstanding at 3/31/2019 and 9/30/2018, respectively	-	11
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 3/31/2019 and 9/30/2018, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 1,016,014 shares authorized,
1,016,004 shares issued and outstanding at 3/31/2019 and 9/30/2018, respectively	1,015	1,015
Common stock - $0.001 par value, 100,000,000 shares authorized, 18,192,949 and 17,531,502 shares
issued and outstanding at 3/31/2019 and 9/30/2018, respectively	18,192	17,532
Additional paid in capital	36,608,295	32,163,386
Accumulated deficit	(37,002,765)	(34,791,324)
Total stockholders' deficit	(373,473)	(2,607,590)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,943,621	$2,102,948

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
	(Restated)		(Restated)

REVENUE	$ 593,712	$ 1,092,228	1,195,921	$ 2,325,085
COST OF SALES	454,839	865,571	927,125	1,850,594
GROSS PROFIT	138,873	226,657	268,796	474,491
RESEARCH AND DEVELOPMENT EXPENSES	184,024	153,300	391,014	241,020
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,003,504	578,097	1,692,950	992,462
OPERATING LOSS	(1,048,655)	(504,740)	(1,815,168)	(758,991)

OTHER INCOME (EXPENSE):
Interest expense	(400,201)	(793,837)	(409,327)	(1,087,039)
Other income	6,618	(577)	13,054	18,611
Total other income (expense)	(393,583)	(794,414)	(396,273)	(1,068,428)

(LOSS) BEFORE INCOME TAXES	(1,442,238)	(1,299,154)	(2,211,441)	(1,827,419)

Income taxes - current provision	-	-	-	-

NET LOSS	$ (1,442,238)	$ (1,299,154)	(2,211,441)	$ (1,827,419)

Basic and diluted loss per share	$ (0.08)	$ (0.25)	(0.12)	$ (0.37)

Weighted average shares of common stock outstanding- basic and diluted	18,094,492	5,128,144	17,829,909	4,889,218

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A Convertible		Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2017	23,334	$23	1,785,715	$1,790	1,016,004	$1,015	4,655,486	$4,655	$27,565,453	$(31,533,727)	$(3,960,791)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	5,187	-	5,187
Issuance of Series D Convertible Preferred Stock	-	-	-	-	-	-	-	-	216,774	-	216,774
Net loss	-	-	-	-	-	-	-	-	-	(528,265)	(528,265)
Balance as of December 31, 2017	23,334	23	1,785,715	1,790	1,016,004	1,015	4,655,486	4,655	27,787,414	(32,061,992)	(4,267,095)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	2,147	-	2,147
Issuance of Series D Convertible Preferred Stock	-	-	-	-	-	-	-	-	601,028	-	601,028
Issuance of common stock for services	-	-	-	-	-	-	329,240	330	70,311	-	70,641
Issuance of common stock for conversion of liabilities	-	-	-	-	-	-	230,000	230	48,070	-	48,300
Issuance of warrant for debt conversion	-	-	-	-	-	-	-	-	110,545	-	110,545
Net loss	-	-	-	-	-	-	-	-	-	(1,299,154)	(1,299,154)
Balance as of March 31, 2018	23,334	23	1,785,715	1,790	1,016,004	1,015	5,214,726	5,215	28,619,515	(33,361,146)	(4,733,588)

Balance as of October 1, 2018	20,000	11	1,785,715	1,790	1,016,004	1,015	17,531,502	17,532	32,163,385	(34,791,324)	(2,607,591)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	171,499	-	171,499
Issuance of common stock for warrant exercise	-	-	-	-	-	-	279,929	280	(280)	-	-
Net loss	-	-	-	-	-	-	-	(1)	-	(769,203)	(769,204)
Balance as of December 31, 2018	20,000	11	1,785,715	1,790	1,016,004	1,015	17,811,431	17,811	32,334,604	(35,560,527)	(3,205,296)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	91,648	-	91,648
Issuance of common stock for services	-	-	-	-	-	-	245,000	245	348,655	-	348,900
Conversion of Series A Preferred Stock	(20,000)	(11)	-	-	-	-	80,000	80	(69)	-	-
Beneficial conversion feature (Note 10)	-	-	-	-	-	-	-	-	1,570,049	-	1,570,049
Issuance of warrants to debt holders (Note 10)	-	-	-	-	-	-	-	-	1,244,263	-	1,244,263
Issuance of warrants for services related to debt offering (Note 10)	-	-	-	-	-	-	-	-	988,876	-	988,876
Stock based compensation- warrants	-	-	-	-	-	-	-	-	30,325	-	30,325
Issuance of common stock for warrant exercise	-	-	-	-	-	-	56,518	56	(56)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(1,442,238)	(1,442,238)
Balance as of March 31, 2019	-	$-	1,785,715	$1,790	1,016,004	$1,015	$18,192,949	$18,192	$36,608,295	$(37,002,765)	$(373,473)

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	March 31, 2019	March 31, 2018
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,211,441)	$ (1,827,419)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	133,019	30,462
Issuance of capital stock for services and expenses	348,900	70,641
Stock based compensation- warrants	30,325	-
Conversion of interest	-	64,233
Stock based compensation- stock option grants	263,147	7,334
Amortization of debt discount	361,534	475,174
Conversion of accrued liabilities- related parties to notes payable	-	491,802
Provision on loss on accounts receivable	8,728	21,406
Impairment of goodwill	-	110,545
Changes in operating assets and liabilities:
Accounts receivable	118,438	114,918
Prepaid expenses	7,296	4,292
Inventory	102,593	21,616
Other assets	(8,697)	(2,100)
Accounts payable - trade and accrued expenses	(245,393)	33,193
Deferred revenue	(55,959)	(58,615)
NET CASH (USED IN) OPERATING ACTIVITIES	(1,147,510)	(442,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for research and development equipment	(74,556)	-
NET CASH (USED IN) BY INVESTING ACTIVITIES:	(74,556)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	3,809,976	-
Repayments of line of credit	(92,094)	(190,663)
Payments for issuance costs from notes payable	(368,322)	-
Proceeds from convertible notes payable	-	530,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,349,560	339,337

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,127,494	(103,181)

CASH AND CASH EQUIVALENTS, beginning of period	934,407	103,181

CASH AND CASH EQUIVALENTS, end of period	$ 3,061,901	$ -

Supplemental disclosures of cash flow information:
Interest paid	$ 7,750	$ 20,243
Taxes paid	$ -	$ -

Non-cash investing and financing activities:
Beneficial conversion feature	$ 1,570,049	$ 348,096
Conversion of accrued liabilities- related parties to notes payable	$ -	$ 482,014
Issuance of warrants to debt holders	$ 1,244,263	$ -
Issuance of warrants for services related to debt offering	$ 988,876	$ -
Cashless warrant exercise	$ 84,107	$ -

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

Overview

Historically, the Company focused on the development of our proprietary ChromaID technology. Using light from low-cost LEDs (light emitting diodes) the Company’s map the color of substances, fluids and materials and with our proprietary processes we can authenticate, identify and diagnose based upon the color that is present. The color is both visible to us as humans but also outside of the humanly visible color spectrum in the near infra-red and near ultra-violet and beyond. The Company’s ChromaID scanner sees what we like to call “Nature’s Color Fingerprint.” Everything in nature has a unique color identifier and with ChromaID the Company can see it, and identify, authenticate anddiagnose based upon the color that is present. The Company’s ChromaID scanner is capable of uniquely identifying and authenticating almost any substance or liquid using light to create, record and detect its unique color signature. The Company will continue to develop and enhance its ChromaID technology and extend its capacity. More recently, the Company has focused upon extensions and new inventions that are derived from and extend beyond our ChromaID technology. The Company’s call this technology Bio-RFID. The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our Company as we work to create revenue generating products for the marketplace. The Company will also, as resources permit, pursue licensing opportunities with third parties who have ready applications for our technologies.

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

Restatement of Form 10-Q for the Three and Six Months Ended March 31, 2019

This Amendment No. 1 on Form 10-Q/A amends and restates the quarterly report on Form 10-Q the Company for the three and six months ended March 31, 2019, as originally filed with SEC on May 15, 2019. This Form 10-Q/A is being filed to restate the Company’s consolidated financial statements in Item 1 in their entirety and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the three and six months ended March 31, 2019. Consequently, the previously filed unaudited condensed interim consolidated financial statements for the period ended March 31, 2019 should no longer be relied upon.

In connection with the review of the Form 10-Q for the Company for the three and six months ended March 31, 2019, management determined that previously issued unaudited consolidated financial statements issued for the three and six months ended March 31, 2019 contained an error which was non-cash in nature. The Company received proceeds from convertible promissory notes which are mandatorily convertible into equity after a one year term.  The Company originally classified the proceeds as equity.  They should have properly been classified as debt and footnoted to explain that they would become equity at the end of their term.  Certain expenditures related to warrants attached to the debt offering were not properly accounted for as well.

See explanatory note for additional details.

2.
GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,211,411, $3,257,597 and $3,901,232 for the six months ended March 31, 2019 and the years ended September 30, 2018 and 2017, respectively. Net cash used in operating activities was $1,147,510, $1,117,131 and $1,264,324 for the six months ended March 31, 2019 and for the years ended September 30, 2018 and 2017, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2019, the Company’s accumulated deficit was $37,002,765.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, the Company’s Chief Executive Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2018 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

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

Allowance for Doubtful Accounts - We maintain an allowance for uncollectible accounts receivable. It is our practice to regularly review and revise, when deemed necessary, our estimates of uncollectible accounts receivable, which are based primarily on actual historical return rates. We record estimated uncollectible accounts receivable as selling, general and administrative expense. As of March 31, 2019 and September 30, 2018, there was a reserve for sales returns of $60,000, which is minimal based upon our historical experience.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of March 31, 2019, there were options outstanding for the purchase of 2,282,668 common shares, warrants for the purchase of 17,572,583 common shares, and 4,894,071 shares of the Company’s common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 12,829,329 common shares (9,020,264 common shares at the current price of $0.25 per share and 3,808,975 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $6,060,041. All of which could potentially dilute future earnings per share.

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

6. FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $197,536 and $169,333 as of March 31, 2019 and September 30, 2018, respectively. Accumulated depreciation was $717,019 and $670,666 as of March 31, 2019 and September 30, 2018, respectively. Total depreciation expense was $46,354 and $30,462 for the six months ended March 31, 2019 and 2018, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of March 31, 2019 and September 30, 2018 was comprised of the following:

	Estimated
	Useful Lives	March 31, 2019	September 30, 2018
Machinery and equipment	2-10 years	$449,542	$332,306
Leasehold improvements	2-3 years	276,112	276,112
Furniture and fixtures	2-3 years	153,071	58,051
Software and websites	3- 7 years	35,830	35,830
Less: accumulated depreciation		(717,019)	(532,966)
		$197,536	$169,333

7.  INTANGIBLE ASSETS

Intangible assets as of March 31, 2019 and September 30, 2018 consisted of the following:

	Estimated	March 31,	September 30,
	Useful Lives	2019	2018
Technology	3 years	$520,000	$520,000
Less: accumulated amortization		(158,888)	(72,222)
Intangible assets, net		$361,112	$447,778

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

Debt Offering

As of March 31, 2019, the Company closed rounds of a debt offering and received gross proceeds of $3,809,976 in exchange for issuing Subordinated Convertible Notes (the “Convertible Notes”) and Warrants (the “Warrants”) in a private placement to 35 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

The Convertible Notes have a principal amount of $3,809,976 and bear annual interest of 8%. Both the principal amount and the interest are payable on a payment-in-kind basis in shares of Common Stock of the Company (the “Common Stock”). They are due and payable (in Common Stock) on the earlier of (a) mandatory and automatic conversion of the Convertible Notes into a financing that yields gross proceeds of at least $10,000,000 (a “Qualified Financing”) or (b) on the one-year anniversary of the Convertible Notes (the “Maturity Date”). Investors will be required to convert their Convertible Notes into Common Stock in any Qualified Financing at a conversion price per share equal to the lower of (i) $1.00 per share or (ii) a 25% discount to the price per share paid by investors in the Qualified Financing. If the Convertible Notes have not been paid or converted prior to the Maturity Date, the outstanding principal amount of the Convertible Notes will be automatically converted into shares of Common Stock at the lesser of (a) $1.00 per share or (b) any adjusted price resulting from the application of a “most favored nations” provision, which requires the issuance of additional shares of Common Stock to investors if the Company issues certain securities at less than the then-current conversion price.

The Warrants were granted on a 1:0.5 basis (one-half Warrant for each full share of Common Stock into which the Convertible Notes are convertible). The Warrants have a five-year term and an exercise price equal to 120% of the per share conversion price of the Qualified Financing or other mandatory conversion.

The Convertible Notes are initially convertible into 3,809,976 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 1,904,988 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments.

In connection with the debt offering, the placement agent for the Convertible Notes and the Warrants received a cash fee of $368,322 and warrants to purchase 487,197 shares of the Company’s common stock, all based on 8-10% of gross proceeds to the Company. The placement agent has also received a $25,000 advisory fee. The warrants issued for these services had a fair value of $988,876 at the date of issuance. The fair value of the warrants was recorded as debt discount (with an offset to APIC) and will be amortized over the one-year term of the Convertible Notes. The $368,322 cash fee was recorded as issuance costs and will be amortized over the one-year term of the related Convertible Notes.

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

In conjunction with the issuance of Convertible Notes and the Warrants, the Company recorded a debt discount of $1,570,049 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the one-year term of the Convertible Notes. Intrinsic value of the beneficial conversion feature was calculated at the commitment date as the difference between the conversion price and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. In accordance to ASC 470-20-30, if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible instrument. During the six months ended March 31, 2019, amortization of $233,864 of the beneficial conversion feature was recognized as interest expense in the consolidated statements of operations.

The Warrants were indexed to our own stock and no down round provision was identified. The Warrants were not subject to ASC 718. Therefore, the Company concluded that based upon the conversion features, the Warrants should not be accounted for as derivative liabilities. The fair value of the Warrants was $1,244,263 and was recorded as Debt Discount (with an offset to APIC) on the date of issuance and amortized over the one-year term of the notes. During the six months ended March 31, 2019, amortization of the warrants was $86,656 and is presented as interest expense in the consolidated statements of operations.

The Convertible Notes as of March 31, 2019 and September 30, 2018 are summarized below:

	March 31,	September 30,
	2019	2018
Convertible Redeemable Note - Clayon A. Struve	$1,071,000	$1,071,000
Convertible Redeemable Note - J3E2A2Z-LP	1,184,066	1,184,066
2019 Convertible Notes	3,809,976	-
	6,065,042	2,255,066

less debt discount - beneficial conversion feature	(2,387,136)	-
less debt discount - warrants	(1,157,609)	-
less debt discount - warrants issued for services related to debt offering	(265,231)	-
	$2,255,066	$2,255,066

11.
NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long-term debt as of March 31, 2019 and September 30, 2018 consisted of the following:

	March 31,	September 30,
	2019	2018

Capital Source Business Finance Group	$-	$145,186
Total debt	-	145,186
Less current portion of long term debt	-	(145,186)
Long term debt	$-	$-

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

As of March 31, 2019, the Company had 18,192,949 shares of common stock issued and outstanding, held by 122 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of March 31, 2019, there were options outstanding for the purchase of 2,282,668 common shares, warrants for the purchase of 17,572,583 common shares, and 4,894,071 shares of the Company’s common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 13,262,779 common shares (9,020,264 common shares at the current price of $0.25 per share and 3,808,975 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $6,065,042. All of which could potentially dilute future earnings per share.

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

Securities Subject to Price Adjustments

In the future, if the Company sells its common stock at a price below $0.25 per share, the exercise price of 1,785,715 outstanding shares of Series C Preferred Stock, 1,016,004 outstanding shares Series D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $6,065-042 (9,020,264 common shares at the current price of $0.25 per share and 3,808,975 common shares at the current price of $1.00 per share). In addition, the Company currently has outstanding warrants to purchase 12,664,385 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments). Finally, the Company currently has outstanding warrants to purchase 2,392,185 shares of common stock would adjust below $1.00 per share pursuant to the documents governing such instruments.

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

Debt Offering Warrants

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

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the six months ended March 31, 2019 were as follows:

Assumptions

Dividend yield	0%
Expected life	5 years
Expected volatility	180%-182
Risk free interest rate	2.06%-2.52%

There were vested and in the money warrants of 16,613,757 as of March 31, 2019 with an aggregate intrinsic value of $14,664,327.

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

There are currently 2,282,668 options to purchase common stock at an average exercise price of $1.757 per share outstanding as of March 31, 2019 under the 2011 Stock Incentive Plan. The Company recorded $263,145 and $7,334 of compensation expense, net of related tax effects, relative to stock options for the six months ended March 31, 2019 and 2018 and in accordance with ASC 708. Net loss per share (basic and diluted) associated with this expense was approximately ($0.010) and ($0.000) per share, respectively. As of March 31, 2019, there is approximately $1,606,089, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.69 years.

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

Currently we are focusing our current efforts on productizing our Bio-RFID technology as we move it out of the research laboratory and into the marketplace.

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

(dollars in thousands)

	Three Months Ended March 31,
	2019	2018	$ Variance	% Variance
	(Restated)

Revenue	$594	$1,092	$(498)	-45.6%
Cost of sales	455	866	(411)	47.5%
Gross profit	139	226	(87)	-38.5%
Research and development expenses	184	153	31	-20.3%
Selling, general and administrative expenses	1,004	578	426	-73.7%
Operating loss	(1,049)	(505)	(544)	55.5%
Other (expense) income:
Interest expense	(400)	(793)	393	49.6%
Other income (expense)	7	(1)	8	800.0%
Total other income (expense)	(393)	(794)	401	50.5%
(Loss) before income taxes	(1,442)	(1,299)	(143)	-11.0%
Income taxes - current (benefit)	-	-	-	0.0%
Net loss	$(1,442)	$(1,299)	$(143)	-11.0%

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2019 increased $426,000 to $1,004,000 as compared to $578,000 for the three months ended March 31, 2018.

The increase primarily was due to (i) increased stock based compensation of $293,000 and (ii) increased other expenses of $133,000; As part of the selling, general and administrative expenses for the three months ended March 31, 2019, we recorded $406,000 of investor relation expenses and business development expenses.

Other Income (Expense)

Other expense for the three months ended March 31, 2019 was $393,000 as compared to other expense of $794,000 for the three months ended March 31, 2018. The other expense for the three months ended March 31, 2019 included (i) interest expense of $400,000; offset by (ii) other income of $7,000.

The other expense for the three months ended March 31, 2018 included (i) interest expense of $793,000; and (ii) other expense of $1,000. The interest expense related to senior convertible exchangeable debentures issued on February 28, 2018 in conjunction with a Securities Purchase Agreement dated August 14, 2017.

Net Loss

Net loss for the three months ended March 31, 2019 was $1,442,000 as compared to a net loss of $1,299,000 for the three months ended March 31, 2018. The net loss for the three months ended March 31, 2019, included non-cash expenses of $911,000. The non-cash items include (i) depreciation and amortization of $71,000; (ii) stock based compensation of $91,000; (iii) issuance of capital stock for services and expenses of $349,000; (if) amortization of debt discount of $362,000;  and (v) other of $38,000. TransTech’s net loss from operations was $7,000 for the three months ended March 31, 2019 as compared to a net income from operations of $17,000 for the three months ended March 31, 2018.

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

We expect losses to continue as we commercialize our ChromaID™ and Bio-RFID™ technology.

(dollars in thousands)

	Six Months Ended March 31,
	2019	2018	$ Variance	% Variance
	(Restated)

Revenue	$ 1,196	$ 2,325	$ (1,129)	-48.6%
Cost of sales	927	1,851	(924)	49.9%
Gross profit	269	474	(205)	-43.2%
Research and development expenses	391	241	150	-62.2%
Selling, general and administrative expenses	1,693	992	701	-70.7%
Operating loss	(1,815)	(759)	(1,056)	89.7%
Other (expense) income:
Interest expense	(409)	(1,087)	678	62.4%
Other income (expense)	13	19	(6)	-31.6%
Total other income (expense)	(396)	(1,068)	672	62.9%
(Loss) before income taxes	(2,211)	(1,827)	(384)	-21.0%
Income taxes - current (benefit)	-	-	-	0.0%
Net loss	$ (2,211)	$ (1,827)	$ (384)	-21.0%

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2019 increased $1,376701,000 to $2,3681,693,000 as compared to $992,000 for the six months ended March 31, 2018.

The increase primarily was due to (i) increased corporate development expense of $38921,000; (ii) increased stock based compensation of $835286,000;(iii) increased issuance of capital stock for shares and services of $278,000; and (iv) increased other expenses of $152116,000. As part of the selling, general and administrative expenses for the six months ended March 31, 2019, we recorded $467,000 of investor relation expenses and business development expenses.

Other Income (Expense)

Other expense for the six months ended March 31, 2019 was $4396,000 as compared to other expense of $1,068,000 for the six months ended March 31, 2018. The other expense for the six months ended March 31, 2019 included (i) interest expense of $17409,000; offset by (ii) other income of $13,000.

The other expense for the six months ended March 31, 2018 included (i) interest expense of $1,087,000; offset by (ii) other income of $19,000. The interest expense related a senior convertible exchangeable debenture issued on December 12, 2017 and February 28, 2018 in conjunction with a Securities Purchase Agreement dated August 14, 2017.

Net Loss

Net loss for the six months ended March 31, 2019 was $2,211,000 as compared to a net loss of $1,827,000 for the six months ended March 31, 2018. The net loss for the six months ended March 31, 2019, included non-cash expenses of $1,146,000. The non-cash items include (i) depreciation and amortization of $133,000; (ii) stock based compensation of $293,000; (iii) issuance of capital stock for services and expenses of $349,000;(iv) amortization of debt discount of $362,000;and (v) other of $9,000. TransTech’s net loss from operations was $36,000 for the six months ended March 31, 2019 as compared to a net income from operations of $38,000 for the six months ended March 31, 2018.

The net loss for the six months ended March 31, 2018, included non-cash expenses of non-cash items of $1,272,000. The non-cash items include (i) depreciation and amortization of $30,000; (ii) stock based compensation of $71,000; (iii) conversion of interest and amortization of debt discount of $475,000; (iv) conversion of accrued liabilities of $492,000; (v) issuance of warrants for debt conversion of $110,000; and (vi) other of $30,000.

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

We had cash of approximately $3,062,000 and net working capital deficit of approximately $1,308,000 (net of convertible notes payable and notes payable) as of March 31, 2019.  We have experienced net losses since inception and we expect losses to continue as we commercialize our ChromaID™ technology. As of March 31, 2019, we had an accumulated deficit of $37,003,000 and net losses in the amount of $2,211,000, $3,258,000 and $3,901,000 for the six months ended March 31, 2019 and years ended September 30, 2018 and 2017, respectively. We believe that our cash on hand will be sufficient to fund our operations through December 31, 2019.

As of March 31, 2019, we closed rounds of a debt offering and received gross proceeds of $3,809,976 in exchange for issuing Subordinated Convertible Notes (the “Convertible Notes”) and Warrants (the “Warrants”) in a private placement to 35 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

The Convertible Notes have a principal amount of $3,809,976 and bear annual interest of 8%. Both the principal amount and the interest are payable on a payment-in-kind basis in shares of Common Stock of the Company (the “Common Stock”). They are due and payable (in Common Stock) on the earlier of (a) mandatory and automatic conversion of the Convertible Notes into a financing that yields gross proceeds of at least $10,000,000 (a “Qualified Financing”) or (b) on the one-year anniversary of the Convertible Notes (the “Maturity Date”). Investors will be required to convert their Convertible Notes into Common Stock in any Qualified Financing at a conversion price per share equal to the lower of (i) $1.00 per share or (ii) a 25% discount to the price per share paid by investors in the Qualified Financing. If the Convertible Notes have not been paid or converted prior to the Maturity Date, the outstanding principal amount of the Convertible Notes will be automatically converted into shares of Common Stock at the lesser of (a) $1.00 per share or (b) any adjusted price resulting from the application of a “most favored nations” provision, which requires the issuance of additional shares of Common Stock to investors if the Company issues certain securities at less than the then-current conversion price.

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

Operating Activities

Net cash used in operating activities for the six months ended March 31, 2019 was $1,148,000. This amount was primarily related to (i) a net loss of $2,211,000; and (ii) working capital changes of $81,000; offset by (iii) non-cash expenses of $1,146,000. The non-cash items include (iv) depreciation and amortization of $133,000; (v) stock based compensation of $293,000; (vi) issuance of capital stock for services and expenses of $349,000;(vii) amortization of debt discount of $343,000; and (viii) other of $9,000.

Investing Activities

Net cash used in investing activities for the six months ended March 31, 2019 was $75,000. This amount was primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2019 was $3,350,000. This amount was primarily related to issuance of convertible notes payable for cash of $3,810,000, offset by repayments of line of credit of $92,000 and payments for issuance costs for notes payable of $368,000

Our contractual cash obligations as of March 31, 2019 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$ 389,994	$ 187,652	$ 196,526	$ 5,816	$ -
Convertible notes payable (Restated)	6,065,042	6,065,042	-	-	-
	$ 6,455,036	$ 6,252,694	$ 196,526	$ 5,816	$ -

(1)
Convertible notes payable includes $3,808,976 that converts into common stock at the maturity date during early 2020. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID™” technologies. None of the expenditures are contractual obligations as of March 31, 2019.

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

This excludes $3,809,976 of Subordinated Convertible Notes (the “Convertible Notes”) and Warrants (the “Warrants”) in a private placement to 35 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents that closed on May 28, 2019. The Convertible Notes converts into common stock at the maturity date during early 2020.

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

We have experienced net losses since inception. As of March 31, 2019, we had an accumulated deficit of $37,003,000 and net losses in the amount of $2,211,000, $3,258,000 and $3,901,000 for the six months ended March 31, 2019 and years ended September 30, 2018 and 2017, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our ChromaID and Bio-RFID business has produced minimal revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

The exercise prices of certain warrants, convertible notes payable and the Series A, C, and D Preferred Shares and Convertible Notes Payable may require further adjustment.

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 1,785,715 outstanding shares of Series C Preferred Stock, 1,016,004 outstanding shares Series D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $6,065,042 (9,020,264 common shares at the current price of $0.25 per share and 3,808,976 common shares at the current price of $1.00 per share). In addition, the Company currently has outstanding warrants to purchase 12,664,385 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments). Finally, the Company currently has outstanding warrants to purchase 2,392,185 shares of common stock would adjust below $1.00 per share pursuant to the documents governing such instruments.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 31, 2019, we had 18,192,949 shares of common stock issued and outstanding, held by 122 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of March 31, 2019, there were options outstanding for the purchase of 2,282,668 common shares, warrants for the purchase of 17,572,583 common shares, and 4,894,071 shares of the Company’s common stock issuable upon the conversion of Series A, Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 13,262,779 common shares (9,020,264 common shares at the current price of $0.25 per share and 3,808,976 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $6,065,042. All of which could potentially dilute future earnings per share.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019, we had the following unregistered sales of equity securities:

We issued 56,498 shares of common stock and cancelled warrants to purchase 6,502 shares of common stock at $0.25 per share to a consultant and an investor related to the cashless exercise of warrants.

We issued 145,000 shares of common stock for services provided by two consultants. The shares were valued at $246,900 or $1.703 per share.

On January 2, 2019, we issued 100,000 shares of common stock for services provided to Ronald P. Erickson. The shares were valued at $102,000 or $1.02 per share.

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

10.28	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.29	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.3	Form of Subordinated Convertible Note (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.31	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.32	Form of Subordination Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.33	Form of Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

14.1	Code of Ethics dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14. Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14, as amended. Filed herewith.

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act, as amended. Filed herewith.

32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act, as amended. Filed herewith.

99.1	Audit Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

99.2	Compensation Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

99.3	Nominations and Corporate Governance Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

KNOW LABS, INC.

(Registrant)

Date: January 22, 2020	By:	/s/ Phillip A Bosua
Phillip A. Bosua
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: January 22, 2020	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)