Form 10-Q/A
period 2019-06-30
KNOW LABS, INC.
filed 2020-01-22
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

The number of shares of common stock, $.001 par value, issued and outstanding as of August 7, 2019: 18,366,178 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends and restates the quarterly report on Form 10-Q of Know Labs Inc. (the “Company”) for the three and nine months ended June 30, 2019, as originally filed with SEC on August 7, 2019 (“Original Filing”). This Form 10-Q/A is being filed to restate the Company’s consolidated financial statements in Item 1 in their entirety and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the three and nine months ended June 30, 2019.

In connection with the review of the Form 10-Q for the Company for the three and nine months ended June 30, 2019, management determined that previously issued unaudited consolidated financial statements issued for the three and nine months ended June 30, 2019 contained an error which was non-cash in nature. The Company received proceeds from convertible promissory notes which are mandatorily convertible into equity after a one year term.  The Company originally classified the proceeds as equity.  They should have properly been classified as debt and footnoted to explain that they would become equity at the end of their term. Certain expenditures related to warrants attached to the debt offering were not properly accounted for as well.

The original and restated accounts are detailed below:

	As of June 30, 2019
	As Originally Reported	As Restated
Convertible notes payable	$ 2,255,065	$ 2,512,007
Common stock	22,568	18,326
Additional paid in capital	37,515,550	38,215,464
Accumulated deficit	(38,090,578)	(39,157,031)

	Three Months Ended June 30, 2019
Selling, general and administrative expenses	797,939	689,027
Operating loss	(1,134,029)	(1,025,117)
Interest expense	(4,631)	(1,462,376)
Loss before taxes and net loss	(805,433)	(2,154,266)

	Nine Months Ended June 30, 2019
Selling, general and administrative expenses	3,165,720	2,381,977
Operating loss	(3,624,028)	(2,840,285)
Interest expense	(21,507)	(1,871,703)
Loss before taxes and net loss	(3,299,254)	(4,365,707)

The Company evaluated the impact of this error under the SEC’s authoritative guidance on materiality and determined that the impact of this error for the three and nine months ended June 30, 2019 consolidated financial statements was material. On January 22, 2020, after review by our independent registered public accounting firm and legal counsel, the Audit Committee of the Company’s Board of Directors concluded that the Company should restate our unaudited interim condensed financial statements for the three and nine months ended June 30, 2019 to reflect the correction of the previously identified error in the unaudited condensed consolidated financial statements for this period.

Although this Form 10-Q/A supersedes the previously issued unaudited condensed consolidated financial statements issued for the three and nine months ended June 30, 2019 in its entirety, this Form 10-Q/A only amends and restates Item 1 and certain provisions of Item 2 and Item 4 of Part I as a result of and to reflect the restatements, as well as immaterial conforming changes to other Items. No other information in the Original Filing is amended hereby. While the foregoing items have been updated, this amended report does not reflect any other events occurring after the Original Filing. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

No other changes have been made to the Original Filing. This Amendment does not reflect events that have occurred after August 7, 2019, the filing date of the Form 10-Q or modify or update the disclosures presented therein, except to reflect the amendment described above.

ITEM 1. FINANCIAL STATEMENTS

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	September 30, 2018
ASSETS	(Restated)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$ 2,688,707	$ 934,407
Accounts receivable, net of allowance of $60,000 and $60,000, respectively	81,548	320,538
Prepaid expenses	11,251	20,140
Inventories, net	63,937	203,582
Total current assets	2,845,443	1,478,667

EQUIPMENT, NET	146,225	169,333

OTHER ASSETS
Intangible assets	317,779	447,778
Other assets	13,767	7,170

TOTAL ASSETS	$ 3,323,214	$ 2,102,948

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$ 833,586	$ 1,512,617
Accounts payable - related parties	2,546	12,019
Accrued expenses	174,120	72,140
Accrued expenses - related parties	721,391	657,551
Deferred revenue	-	55,959
Convertible notes payable	2,512,007	2,255,066
Notes payable - current portion of long term debt	-	145,186
Total current liabilities	4,243,650	4,710,538

COMMITMENTS AND CONTINGENCIES (Note 15)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 6/30/2019 and 9/30/2018, respectively	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 0 shares and
20,000 shares issued and outstanding at 6/30/2019 and 9/30/2018, respectively	-	11
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 6/30/2019 and 9/30/2018, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 1,016,014 shares authorized,
1,016,004 shares issued and outstanding at 6/30/2019 and 9/30/2018, respectively	1,015	1,015
Common stock - $0.001 par value, 100,000,000 shares authorized, 18,325,171 and 17,531,502 shares
issued and outstanding at 6/30/2019 and 9/30/2018, respectively	18,326	17,532
Additional paid in capital	38,215,464	32,163,386
Accumulated deficit	(39,157,031)	(34,791,324)
Total stockholders' deficit	(920,436)	(2,607,590)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 3,323,214	$ 2,102,948

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Restated)		(Restated)

REVENUE	$ 381,270	$ 1,107,216	$ 1,577,191	$ 3,432,301
COST OF SALES	275,819	909,957	1,202,944	2,760,551
GROSS PROFIT	105,451	197,259	374,247	671,750
RESEARCH AND DEVELOPMENT EXPENSES	441,541	125,789	832,555	366,809
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	689,027	803,857	2,381,977	1,796,319
OPERATING LOSS	(1,025,117)	(732,387)	(2,840,285)	(1,491,378)

OTHER INCOME (EXPENSE):
Interest expense	(1,462,376)	(8,696)	(1,871,703)	(1,095,880)
Other income	8,227	436	21,281	19,192
Gain on debt settlements	325,000	234,393	325,000	234,393
Total other income (expense)	(1,129,149)	226,133	(1,525,422)	(842,295)

(LOSS) BEFORE INCOME TAXES	(2,154,266)	(506,254)	(4,365,707)	(2,333,673)

Income taxes - current provision	-	-	-	-

NET LOSS	$ (2,154,266)	$ (506,254)	$ (4,365,707)	$ (2,333,673)

Basic and diluted loss per share	$ (0.12)	$ (0.06)	$ (0.24)	$ (0.39)

Weighted average shares of common stock outstanding- basic and diluted	18,197,308	8,065,144	17,955,281	5,947,860

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
RESTATED FOR THE 3 MONTHS ENDED JUNE 30, 2019

	Series A Convertible		Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2017	23,334	$ 23	1,785,715	$ 1,790	1,016,004	$ 1,015	4,655,486	$ 4,655	$ 27,565,453	$ (31,533,727)	$ (3,960,791)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	5,187	-	5,187
Issuance of Series D Convertible Preferred Stock	-	-	-	-	-	-	-	-	216,774	-	216,774
Net loss	-	-	-	-	-	-	-	-	-	(528,265)	(528,265)
Balance as of December 31, 2017	23,334	23	1,785,715	1,790	1,016,004	1,015	4,655,486	4,655	27,787,414	(32,061,992)	(4,267,095)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	2,147	-	2,147
Issuance of Series D Convertible Preferred Stock	-	-	-	-	-	-	-	-	601,028	-	601,028
Issuance of common stock for services	-	-	-	-	-	-	329,240	330	70,311	-	70,641
Issuance of common stock for conversion of liabilities	-	-	-	-	-	-	230,000	230	48,070	-	48,300
Issuance of warrant for debt conversion	-	-	-	-	-	-	-	-	110,545	-	110,545
Net loss	-	-	-	-	-	-	-	-	-	(1,299,154)	(1,299,154)
Balance as of March 31, 2018	23,334	23	1,785,715	1,790	1,016,004	1,015	5,214,726	5,215	28,619,515	(33,361,146)	(4,733,588)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	879,000	879	277,361	-	278,240
Issuance of common stock for conversion of liabilities	-	-	-	-	-	-	605,000	605	199,045	-	199,650
Issuance of common stock for cash	-	-	-	-	-	-	6,840,000	6,840	1,703,160	-	1,710,000
Issuance of warrant for services	-	-	-	-	-	-	-	-	121,710	-	121,710
Issuance of common stock for acquisition of technology	-	-	-	-	-	-	2,000,000	2,000	518,000	-	520,000
Net loss	-	-	-	-	-	-	-	-	-	(506,254)	(506,254)
Balance as of June 30, 2018	23,334	23	1,785,715	1,790	1,016,004	1,015	15,538,726	15,539	31,438,791	(33,867,400)	(2,410,242)

Balance as of October 1, 2018	20,000	11	1,785,715	1,790	1,016,004	1,015	17,531,502	17,532	32,163,386	(34,791,324)	(2,607,590)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	171,499	-	171,499
Issuance of common stock for warrant exercise	-	-	-	-	-	-	279,929	280	(280)	-	-
Net loss	-	-	-	-	-	-	-	(1)	-	(769,203)	(769,204)
Balance as of December 31, 2018	20,000	11	1,785,715	1,790	1,016,004	1,015	17,811,431	17,811	32,334,605	(35,560,527)	(3,205,295)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	91,648	-	91,648
Issuance of common stock for services	-	-	-	-	-	-	245,000	245	348,655	-	348,900
Conversion of Series A Preferred Stock	(20,000)	(11)	-	-	-	-	80,000	80	(69)	-	-
Beneficial conversion feature (Note 10)	-	-	-	-	-	-	-	-	1,570,048	-	1,570,048
Issuance of warrants to debt holders (Note 10)	-	-	-	-	-	-	-	-	1,244,263	-	1,244,263
Issuance of warrants for services related to debt offering (Note 10)	-	-	-	-	-	-	-	-	988,876	-	988,876
Stock based compensation- warrants	-	-	-	-	-	-	-	-	30,325	-	30,325
Issuance of common stock for warrant exercise	-	-	-	-	-	-	56,518	56	(56)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(1,442,238)	(1,442,238)
Balance as of March 31, 2019	-	-	1,785,715	1,790	1,016,004	1,015	18,192,949	18,192	36,608,295	(37,002,765)	(373,473)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	95,906	-	95,906
Beneficial conversion feature (Note 10)	-	-	-	-	-	-	-	-	1,287,912	-	1,287,912
Issuance of warrants to debt holders (Note 10)	-	-	-	-	-	-	-	-	140,266	-	140,266
Issuance of warrants for services related to debt offering (Note 10)	-	-	-	-	-	-	-	-	83,219	-	83,219
Issuance of common stock for warrant exercise	-	-	-	-	-	-	132,222	134	(134)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(2,154,266)	(2,154,266)
Balance as of June 30, 2019	-	$ -	1,785,715	$ 1,790	1,016,004	$ 1,015	18,325,171	$ 18,326	$ 38,215,464	$ (39,157,031)	$ (920,436)

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	June 30, 2019	June 30, 2018
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,365,707)	$ (2,333,673)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	156,931	43,984
Issuance of capital stock for services and expenses	348,900	348,881
Stock based compensation- warrants	30,325	-
Conversion of interest	-	64,233
Stock based compensation- stock option grants	359,053	7,337
Amortization of debt discount	1,736,357	475,174
Conversion of accrued liabilities- related parties to notes payable	-	491,802
Provision on loss on accounts receivable	67,792	-
Loss on sale of assets	32,777	-
Issuance of warrant for debt conversion	-	232,255
Issuance of common stock for conversion of liabilities	-	247,950
Non cash gain on debt settlement	(325,000)	(234,393)
Changes in operating assets and liabilities:
Accounts receivable	170,861	262,860
Prepaid expenses	8,889	17,788
Inventory	139,645	55,175
Other assets	(6,597)	(2,100)
Accounts payable - trade and accrued expenses	(197,697)	(459,954)
Deferred revenue	(55,946)	(59,692)
NET CASH (USED IN) OPERATING ACTIVITIES	(1,899,417)	(842,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for research and development equipment	(79,934)	(25,319)
NET CASH (USED IN) BY INVESTING ACTIVITIES:	(79,934)	(25,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit	(101,518)	(170,990)
Proceeds from convertible notes payable	4,242,490	530,000
Payments for issuance costs from convertible notes payable	(407,321)	-
Proceeds from issuance of common/ preferred stock, net of costs	-	1,710,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,733,651	2,069,010

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,754,300	1,201,318

CASH AND CASH EQUIVALENTS, beginning of period	934,407	103,181

CASH AND CASH EQUIVALENTS, end of period	$ 2,688,707	$ 1,304,499

Supplemental disclosures of cash flow information:
Interest paid	$ 21,999	$ 8,841
Taxes paid	$ -	$ -

Non-cash investing and financing activities:
Beneficial conversion feature	$ 2,857,960	$ -
Issuance of warrants to debt holders	$ 1,384,530	$ -
Issuance of warrants for services related to debt offering	$ 1,072,095	$ -
Cashless warrant exercise	$ 117,165	$ -

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

Restatement of Form 10-Q for the Three and Nine Months Ended June 30, 2019

This Amendment No. 1 on Form 10-Q/A amends and restates the quarterly report on Form 10-Q of Know Labs Inc. (the “Company”) for the three and nine months ended June 30, 2019, as originally filed with SEC on August 7, 2019 (“Original Filing”). This Form 10-Q/A is being filed to restate the Company’s consolidated financial statements in Item 1 in their entirety and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the three months ended June 30, 2019.

In connection with the review of the Form 10-Q for the Company for the three and nine months ended June 30, 2019, management determined that previously issued unaudited consolidated financial statements issued for the three and nine months ended June 30, 2019 contained an error which was non-cash in nature. The Company received proceeds from convertible promissory notes which are mandatorily convertible into equity after a one year term.  The Company originally classified the proceeds as equity.  They should have properly been classified as debt and footnoted to explain that they would become equity at the end of their term. Certain expenditures related to warrants attached to the debt offering were not properly accounted for as well.

See explanatory note for additional details.

2.
GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $4,365,707, $3,257,597 and $3,901,232 for the nine months ended June 30, 2019 and the years ended September 30, 2018 and 2017, respectively. Net cash used in operating activities was $1,899,417, $1,117,131 and $1,264,324 for the nine months ended June 30, 2019 and for the years ended September 30, 2018 and 2017, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2019, the Company’s accumulated deficit was $39,157,031.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, the Company’s Chief Executive Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our financial statements for the year ended September 30, 2018 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

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

Research and Development Expenses – Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

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

Derivative financial instruments - We evaluate all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Allowance for Doubtful Accounts - We maintain an allowance for uncollectible accounts receivable. It is our practice to regularly review and revise, when deemed necessary, our estimates of uncollectible accounts receivable, which are based primarily on actual historical return rates. We record estimated uncollectible accounts receivable as selling, general and administrative expense. As of June 30, 2019 and September 30, 2018, there was a reserve for sales returns of $60,000, which is minimal based upon our historical experience.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations.  As of June 30, 2019, there were options outstanding for the purchase of 2,437,668 common shares (excluding unearned stock option grants), warrants for the purchase of 17,797,090 common shares, and 4,894,071 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 13,262,779 common shares (9,020,264 common shares at the current price of $0.25 per share and 4,424,515 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $6,497,556. All of which could potentially dilute future earnings per share.

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

Property and equipment as of June 30, 2019 and September 30, 2018 was comprised of the following:

	Estimated	June 30,	September 30,
	Useful Lives	2019	2018
Machinery and equipment	2-10 years	$ 454,921	$ 332,306
Leasehold improvements	2-3 years	3,612	276,112
Furniture and fixtures	2-3 years	153,071	58,051
Software and websites	3- 7 years	35,830	35,830
Less: accumulated depreciation		(501,209)	(532,966)
		$ 146,225	$ 169,333

7.  INTANGIBLE ASSETS

Intangible assets as of June 30, 2019 and September 30, 2018 consisted of the following:

	Estimated	June 30,	September 30,
	Useful Lives	2019	2018

Technology	3 years	$520,000	$520,000
Less: accumulated amortization		(202,221)	(72,222)
Intangible assets, net		$317,779	$447,778

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

In connection with the debt offering, the placement agent for the Convertible Notes and the Warrants received a cash fee of $407,321 and warrants to purchase 542,102 shares of the Company’s common stock, all based on 8-10% of gross proceeds to the Company. The placement agent has also received a $25,000 advisory fee. The warrants issued for these services had a fair value of $1,072,095 at the date of issuance. The fair value of the warrants was recorded as debt discount (with an offset to APIC) and will be amortized over the one-year term of the Convertible Notes. The $407,321 cash fee was recorded as issuance costs and will be amortized over the one-year term of the related Convertible Notes.

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

In conjunction with the issuance of Convertible Notes and the Warrants, the Company recorded a debt discount of $2,857,960 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the one-year term of the Convertible Notes. Intrinsic value of the beneficial conversion feature was calculated at the commitment date as the difference between the conversion price and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. In accordance to ASC 470-20-30, if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible instrument. During the nine month quarter ended June 30, 2019, amortization of $863,931of the beneficial conversion feature was recognized as interest expense in the consolidated statements of operations.

The Warrants were indexed to our own stock and no down round provision was identified. The Warrants were not subject to ASC 718. Therefore, the Company concluded that based upon the conversion features, the Warrants should not be accounted for as derivative liabilities. The fair value of the Warrants was $1,384,530 and was recorded as Debt Discount (with an offset to APIC) on the date of issuance and amortized over the one-year term of the notes. During the nine month quarter ended June 30, 2019, amortization of the warrants was $418,823 and is presented as interest expense in the consolidated statements of operations.

The Convertible Notes as of June 30, 2019 and September 30, 2018 are summarized below:

	June 30,	September 30,
	2019	2018
Convertible Redeemable Note - Clayon A. Struve	$ 1,071,000	$ 1,071,000
Convertible Redeemable Note - J3E2A2Z-LP	1,184,066	1,184,066
2019 Convertible Notes	4,242,490	-
	6,497,556	2,255,066

less debt discount - beneficial conversion feature	(1,994,029)	-
less debt discount - warrants	(965,707)	-
less debt discount - warrants issued for services related to debt offering	(1,025,813)	-
	$ 2,512,007	$ 2,255,066

11.
NOTES PAYABLE, CAPITALIZED LEASES AND LONG TERM DEBT

Notes payable, capitalized leases and long-term debt as of June 30, 2019 and September 30, 2018 consisted of the following:

	June 30,	September 30,
	2019	2018

Capital Source Business Finance Group	$-	$145,186
Total debt	-	145,186
Less current portion of long term debt	-	(145,186)
Long term debt	$-	$-

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

As of June 30, 2019, the Company had 18,325,171 shares of common stock issued and outstanding, held by 115 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of June 30, 2019, there were options outstanding for the purchase of 2,437,668 common shares (excluding unearned stock option grants), warrants for the purchase of 17,797,090 common shares, and 4,894,071 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 13,262,779 common shares (9,020,264 common shares at the current price of $0.25 per share and 4,424,515 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $6,497,556. All of which could potentially dilute future earnings per share.

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

Securities Subject to Price Adjustments

In the future, if the Company sells its common stock at a price below $0.25 per share, the exercise price of 1,785,715 outstanding shares of Series C Preferred Stock, 1,016,004 outstanding shares Series D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $6,065-042 (9,020,264 common shares at the current price of $0.25 per share and 4,242,490 common shares at the current price of $1.00 per share). In addition, the Company currently has outstanding warrants to purchase 13,462,286 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments). Finally, the Company currently has outstanding warrants to purchase 2,663,359 shares of common stock would adjust below $1.20 per share pursuant to the documents governing such instruments.

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

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the nine months ended June 30, 2019 were as follows:

Assumptions

Dividend yield	0%
Expected life	5 years
Expected volatility	180% - 182%
Risk free interest rate	2.06% - 2.52%

There were vested and in the money warrants of 16,573,772 as of June 30, 2019 with an aggregate intrinsic value of $15,949,833.

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

There are currently 2,437,668 options to purchase common stock at an average exercise price of $1.744 per share outstanding as of June 30, 2019 under the 2011 Stock Incentive Plan. The Company recorded $359,051 and $7,334 of compensation expense, net of related tax effects, relative to stock options for the nine months ended June 30, 2019 and 2018 and in accordance with ASC 718. Net loss per share (basic and diluted) associated with this expense was approximately ($0.020) and ($0.000) per share, respectively. As of June 30, 2019, there is approximately $1,595,350, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.46 years.

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

Properties and Operating Leases

The Company is obligated under the following non-cancelable operating leases for its various facilities and certain equipment.

Years Ended June 30,	Total
2020	$132,941
2021	169,297
2022	-
2023	-
2024	-
Beyond	-
Total	$302,238

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

(dollars in thousands)

	Three Months Ended June 30,
	2019	2018	$ Variance	% Variance

Revenue	$ 381	$ 1,107	$ (726)	-65.6%
Cost of sales	276	910	(634)	69.7%
Gross profit	105	197	(92)	-46.7%
Research and development expenses	442	126	316	-250.8%
Selling, general and administrative expenses	688	803	(115)	14.3%
Operating loss	(1,025)	(732)	(293)	-189.8%
Other (expense) income:
Interest expense	(1,462)	(9)	(1,453)	-16144.4%
Other income	8	-	8	100.0%
Gain on debt settlements	325	235	90	38.3%
Total other income	(1,129)	226	(1,355)	-599.6%
(Loss) before income taxes	(2,154)	(506)	(1,648)	-325.7%
Income taxes - current (benefit)	-	-	-	0.0%
Net loss	$ (2,154)	$ (506)	$ (1,648)	-325.7%

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2019 decreased $115,000 to $688,000 as compared to $803,000 for the three months ended June 30, 2018.

The decrease primarily was due to; (i) decreased stock based compensation of $196,000; offset by (ii) increased corporate development expense of $49,000; (iii) increased salaries of $19,000; (iv) increased travel of $22,000; and increased other expenses of $9,000. As part of the selling, general and administrative expenses for the three months ended June 30, 2019, we recorded $69,000 of investor relation expenses and business development expenses.

Other (Expense) Income

Other expense for the three months ended June 30, 2019 was $1,129,000 as compared to other income of $226,000 for the three months ended June 30, 2018. The other expense for the three months ended June 30, 2019 included (i) interest expense of $1,462,000; offset by (ii) other income of $8,000; and (iii) gain on debt settlements of $325,000. The gain on debt settlements related to the settlement of old accounts payable.

The other expense for the three months ended June 30, 2018 included (i) interest expense of $9,000; offset by gain on debt settlements of $235,000. The gain on debt settlements related to the settlement of old accounts payable.

Net Loss

Net loss for the three months ended June 30, 2019 was $2,154,000 as compared to a net loss of $506,000 for the three months ended June 30, 2018. The net loss for the three months ended June 30, 2019, included non-cash expenses of $904,000. The non-cash items include (i) gain on debt settlements of $325,000; offset by (ii) depreciation and amortization of $24,000; (iii) stock based compensation of $95,000; (iv) amortization of debt discount of $1,018,000; and (v) other of $92,000. TransTech’s net loss from operations was $45,000 for the three months ended June 30, 2019 as compared to a net income from operations of $21,000 for the three months ended June 30, 2018.

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

We expect losses to continue as we commercialize our ChromaID™ and Bio-RFID™technology.

(dollars in thousands)

	Nine Months Ended June 30,
	2019	2018	$ Variance	% Variance

Revenue	$ 1,577	$ 3,432	$ (1,855)	-54.1%
Cost of sales	1,203	2,760	(1,557)	56.4%
Gross profit	374	672	(298)	-44.3%
Research and development expenses	833	367	466	-127.0%
Selling, general and administrative expenses	2,381	1,796	585	-32.6%
Operating loss	(2,840)	(1,491)	(1,349)	-115.2%
Other (expense) income:
Interest expense	(1,872)	(1,096)	(776)	-70.8%
Other income	21	234	(213)	-91.0%
Gain on debt settlements	325	19	306	1610.5%
Total other income (expense)	(1,526)	(843)	(683)	-81.0%
(Loss) before income taxes	(4,366)	(2,334)	(2,032)	-87.1%
Income taxes - current (benefit)	-	-	-	0.0%
Net loss	$ (4,366)	$ (2,334)	$ (2,032)	-87.1%

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2019 increased $585,000 to $2,381,000 as compared to $1,796,000 for the nine months ended June 30, 2018.

The increase primarily was due to (i) increased corporate development expense of $31,000; (ii) increased stock based compensation of $359,000; (iii) increased rent of $60,000; (iv) increased travel of $55,000; (v) increased legal of $47,000; (vi) increased audit expenses of $23,000; and (vii) increased other expenses of $10,000. As part of the selling, general and administrative expenses for the nine months ended June 30, 2019, we recorded $31,000 of investor relation expenses and business development expenses.

Other (Expense)

Other expense for the nine months ended June 30, 2019 was $1,526,000 as compared to $843,000 for the nine months ended June 30, 2018. The other expense for the nine months ended June 30, 2019 included (i) interest expense of $1,872,000; offset by (ii) other income of $22,000; and (iii) gain on debt settlements of $325,000. The gain on debt settlements related to the settlement of old accounts payable.

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

Net Loss

Net loss for the nine months ended June 30, 2019 was $4,366,000 as compared to a net loss of $2,334,000 for the nine months ended June 30, 2018. The net loss for the nine months ended June 30, 2019 non-cash expenses of $2,407,000. The non-cash items include (i) depreciation and amortization of $157,000; (ii) stock based compensation of $359,000; (iii) issuance of capital stock for services and expenses of $349,000; (iv) amortization of debt discount of $1,736,000; (v) other of $131,000; and offset by (vi) non-cash gain on cash settlement of $325,000. TransTech’s net loss from operations was $81,000 for the nine months ended June 30, 2019 as compared to a net income from operations of $64,000 for the nine months ended June 30, 2018.

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

We had cash of approximately $2,689,000 and net working capital of approximately $1,114,000 (net of convertible notes payable and notes payable) as of June 30, 2019.  We have experienced net losses since inception and we expect losses to continue as we commercialize our ChromaID™ technology. As of June 30, 2019, we had an accumulated deficit of $39,157,000 and net losses in the amount of $4,366,000, $3,258,000 and $3,901,000 for the nine months ended June 30, 2019 and years ended September 30, 2018 and 2017, respectively. We believe that our cash on hand will be sufficient to fund our operations through December 31, 2019.

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

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2019 was $1,899,000. This amount was primarily related to (i) a net loss of $4,366,000; offset by (ii) working capital changes of $60,000; and (iii) non-cash expenses of $2,407,000. The non-cash items include (iv) depreciation and amortization of $157,000; (v) stock based compensation of $359,000; (vi) issuance of capital stock for services and expenses of $349,000; (vii) amortization of debt discout of $1,736,000; (viii) other of $131,000; and offset by (ix) non-cash gain on cash settlement of $325,000.

Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2019 was $79,000. This amount was primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2019 was $3,734,000. This amount was primarily related to proceeds from convertible notes payable of $4,243,000 as discussed above, offset by repayments of line of credit of $102,000 and payments for issuance cost from convertible notes payable of $407,000.

Our contractual cash obligations as of June 30, 2019 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$ 302,238	$ 132,941	$ 169,297	$ -	$ -
Convertible notes payable (restated)	6,497,556	6,497,556	-	-	-
	$ 6,799,794	$ 6,630,497	$ 169,297	$ -	$ -

(1)
Convertible notes payable includes $4,242,490 that converts into common stock at the maturity date during early 2020. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID™” technologies. None of the expenditures are contractual obligations as of June 30, 2019.

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

Including Mr. Erickson, we owe $2,255,066 under various convertible promissory notes as of June 30, 2019.

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

We have experienced net losses since inception. As of June 30, 2019, we had an accumulated deficit of $39,157,000 and net losses in the amount of $4,366,000, $3,258,000 and $3,901,000 for the nine months ended June 30, 2019 and years ended September 30, 2018 and 2017, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our ChromaID and Bio-RFID business has produced minimal revenues, and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

The exercise prices of certain securities are subject to price adjustments.

In the future, if the Company sells its common stock at a price below $0.25 per share, the exercise price of 1,785,715 outstanding shares of Series C Preferred Stock, 1,016,004 outstanding shares Series D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $6,065,042 (9,020,264 common shares at the current price of $0.25 per share and 4,242,490 common shares at the current price of $1.00 per share). In addition, the Company currently has outstanding warrants to purchase 13,462,286 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Finally, the Company currently has outstanding warrants to purchase 2,663,359 shares of common stock would adjust below $1.20 per share pursuant to the documents governing such instruments.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of June 30, 2019, the Company had 18,325,171 shares of common stock issued and outstanding, held by 115 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of June 30, 2019, there were options outstanding for the purchase of 2,437,668 common shares (excluding unearned stock option grants), warrants for the purchase of 17,797,090 common shares, and 4,894,071 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 13,262,779 common shares (9,020,264 common shares at the current price of $0.25 per share and 4,424,490 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $6,497,556. All of which could potentially dilute future earnings per share.

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