Form 10-Q
period 2019-12-31
KNOW LABS, INC.
filed 2020-02-14
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

The number of shares of common stock, $.001 par value, issued and outstanding as of February 14, 2020: 19,209,308 shares.

ITEM 1. FINANCIAL STATEMENTS

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	September 30, 2019
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$1,502,309	$1,900,836
Accounts receivable, net of allowance of $0 and $40,000, respectively	-	63,049
Prepaid expenses	5,191	6,435
Inventories, net	-	7,103
Total current assets	1,507,500	1,977,423

PROPERTY AND EQUIPMENT, NET	128,846	130,472

OTHER ASSETS
Intangible assets	231,113	274,446
Other assets	13,767	13,766
Operating lease right of use asset	213,426	243,526

TOTAL ASSETS	$2,094,652	$2,639,633

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$793,554	$810,943
Accounts payable - related parties	5,721	7,048
Accrued expenses	373,466	460,055
Accrued expenses - related parties	655,380	458,500
Convertible notes payable	5,303,664	3,954,241
Current portion of operating lease right of use liability	124,523	124,523
Total current liabilities	7,256,308	5,815,310

NON-CURRENT PORTION OF OPERATING LEASE RIGHT OF USE LIABILITY	91,971	121,613

COMMITMENTS AND CONTINGENCIES (Note 14)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 12/31/2019 and 9/30/2019 respectively	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 0 shares
issued and outstanding at 12/31/2019 and 9/30/2019, respectively	-	-
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 12/31/2019 and 9/30/2019, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 1,016,014 shares authorized,
1,016,004 shares issued and outstanding at 12/31/2019 and 9/30/2019, respectively	1,015	1,015
Common stock - $0.001 par value, 100,000,000 shares authorized, 18,468,057 and 18,366,178
shares issued and outstanding at 12/31/2019 and 9/30/2019, respectively	18,468	18,366
Additional paid in capital	40,143,753	39,085,179
Accumulated deficit	(45,418,653)	(42,403,640)
Total stockholders' deficit	(5,253,627)	(3,297,290)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,094,652	$2,639,633

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	Three Months Ended,
	December 31, 2019	December 31, 2018

REVENUE	$117,393	$602,209
COST OF SALES	65,935	472,286
GROSS PROFIT	51,458	129,923
RESEARCH AND DEVELOPMENT EXPENSES	491,138	206,990
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	920,551	689,446
OPERATING LOSS	(1,360,231)	(766,513)

OTHER INCOME (EXPENSE):
Interest expense	(1,679,490)	(9,126)
Other income	24,708	6,436
Total other (expense), net	(1,654,782)	(2,690)

LOSS BEFORE INCOME TAXES	(3,015,013)	(769,203)

Income taxes - current provision	-	-

NET LOSS	$(3,015,013)	$(769,203)

Basic and diluted loss per share	$(0.16)	$(0.04)

Weighted average shares of common stock outstanding- basic and diluted	18,409,902	17,571,057

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Convertible		Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of October 1, 2018	20,000	$11	1,785,715	$1,790	1,016,004	$1,015	17,531,522	$17,531	$32,163,386	$(34,791,324)	$(2,607,591)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	-	171,499	171,499
Conversion of Series A Convertible Preferred Stock	-	-					279,929	280	(280)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(769,203)	(769,203)
Balance as of December 31, 2018	20,000	11	1,785,715	1,790	1,016,004	1,015	17,811,451	17,811	32,163,106	(35,389,028)	(3,205,295)

Balance as of October 1, 2019	-	-	1,785,715	1,790	1,016,004	1,015	18,366,178	18,366	39,085,179	(42,403,640)	(3,297,290)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	399,897	-	399,897
Stock option exercise	-	-	-	-	-	-	73,191	73	(73)	-	-
Beneficial conversion feature (Note 10)	-	-	-	-	-	-	-	-	330,082	-	330,082
Issuance of warrants to debt holders (Note 10)	-	-	-	-	-	-	-	-	168,270		168,270
Issuance of warrants for services related to debt offering (Note 10)	-	-	-	-	-	-	-	-	160,427		160,427
Issuance of common stock for exercise of warrants	-	-	-	-	-	-	28,688	29	(29)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(3,015,013)	(3,015,013)
Balance as of December 31, 2019	$-	-	$1,785,715	1,790	$1,016,004	$1,015	$18,468,057	$18,468	$40,143,753	$(45,418,653)	(5,253,627)

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,
	December 31, 2019	December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,015,013)	$(769,203)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	60,316	61,824
Stock based compensation- stock option grants	399,897	171,499
Amortization of debt discount	1,567,047	-
Provision on loss on accounts receivable	40,000	1,371
Right of use, net	458	-
Changes in operating assets and liabilities:
Accounts receivable	23,049	113,083
Prepaid expenses	1,243	5,449
Inventory	7,103	44,359
Accounts payable - trade and accrued expenses	91,575	(94,593)
Deferred revenue	-	(55,959)
NET CASH (USED IN) OPERATING ACTIVITIES	(824,325)	(522,170)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in research and development equipment	(15,357)	(2,848)
NET CASH (USED IN) INVESTING ACTIVITIES:	(15,357)	(2,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit	-	(98,610)
Proceeds from convertible notes payable	520,000	-
Payments for issuance costs from notes payable	(78,845)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	441,155	(98,610)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(398,527)	(623,628)

CASH AND CASH EQUIVALENTS, beginning of period	1,900,836	934,407

CASH AND CASH EQUIVALENTS, end of period	$1,502,309	$310,779

Supplemental disclosures of cash flow information:
Interest paid	$-	$9,126
Taxes paid	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature	$330,082	$-
Issuance of warrants to debt holders	$168,270	$-
Issuance of warrants for services related to debt offering	$160,427	$-
Cashless warant exercise (fair value)	$7,172	$-
Cashless stock options exercise (fair value)	$18,298	$-

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2019, filed with the Securities and Exchange Commission (“SEC”) on December 27, 2019. The results of operations for the three months ended December 31, 2019 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses $3,015,013, $7,612,316 and $3,257,597 for the three months ended December 31, 2019 and the years ended September 30, 2019 and 2018, respectively. Net cash used in operating activities was $824,325, $3,104,035 and $1,117,131 for the three months ended December 31, 2019 and the years ended September 30, 2019 and 2018, respectively. During the three months ended December 31, 2019 and 2018, the Company incurred non-cash expenses of $2,067,718 and $234,694.

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2019, the Company’s accumulated deficit was $45,418,653.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, the Company’s Chairman of the Board and Interim Chief Financial Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our consolidated financial statements for the year ended September 30, 2019 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its cash on hand will be sufficient to fund our operations until August 31, 2020. The Company needs additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.

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

Cash and Cash Equivalents – The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  At December 31, 2019, the Company had uninsured deposits in the amount of $1,252,309.

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

Allowance for Doubtful Accounts - We maintain an allowance for uncollectible accounts receivable. It is our practice to regularly review and revise, when deemed necessary, our estimates of uncollectible accounts receivable, which are based primarily on actual historical return rates. We record estimated uncollectible accounts receivable as selling, general and administrative expense. As of December 31, 2019 and September 30, 2019, there was a reserve for sales returns of $0 and $40,000, respectively, which is minimal based upon our historical experience.

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $0 and $28,000 reserve for impaired inventory as of December 31, 2019 and September 30, 2019.

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

The Company’s current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, the Company conducts on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. The Company also is actively involved in identifying new applications. The Company’s current internal team along with outside consultants has considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement our internal team. The Company believes that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $491,138, $1,257,872 and $570,514 for the three months ended December 31, 2019 and the years ended September 30, 2019 and 2018, respectively, on development activities.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2019 and September 30, 2019 are based upon the short-term nature of the assets and liabilities.

The Company has a money market account which is considered a level 1 asset. The balance as of December 31, and September 30, 2019 was $1,451,554 and $1,901,278, respectively.

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

The Company determined that none of the conversion features within its currently outstanding convertible notes payable must be bifurcated and thus there was no derivative liability as of December 31, 2019 and September 30, 2019.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2019, there were options outstanding for the purchase of 4,812,668 common shares (including unearned stock option grants totaling 2,680,000 and excluding certain stock option grants for a cancelled kickstarter program), warrants for the purchase of 18,044,490 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 13,782,779 common shares (9,020,264 common shares at the current price of $0.25 per share and 4,762,515 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $7,017,581. All of which could potentially dilute future earnings per share.

As of December 31, 2018, there were options outstanding for the purchase of 2,282,668 common shares, warrants for the purchase of 15,173,398 common shares, and 4,914,071 shares of the Company’s common stock issuable upon the conversion of, Series C and Series D Convertible Preferred Stock. In addition, the Company has an unknown number of shares (9,020,264 common shares at the current price of $0.25 per share) are issuable upon conversion of convertible debentures of $2,255,066. All of which could potentially dilute future earnings per share.

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

Recent Accounting Pronouncements

Based on the Company’s review of accounting standard updates issued since the filing of the 2019 Form 10-K, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a significant impact on the Company’s consolidated financial statements.

4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $0 and $63,049, net of allowance, as of December 31, 2019 and September 30, 2019, respectively. The Company has a total allowance for bad debt in the amount of $40,000 as of September 30, 2019. The decrease in accounts receivable related to the winddown of TransTech.

5.  INVENTORIES

Inventories were $0 and $7,103 as of December 31, 2019 and September 30, 2019, respectively. Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There is a $0 and $28,000 reserve for impaired inventory as of December 31, 2019 and September 30, 2019. The decrease in inventory related to the winddown of TransTech.

6. FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $128,846 and $130,472 as of December 31, 2019 and September 30, 2019, respectively. Accumulated depreciation was $533,943 and $379,259 as of December 31, 2019 and September 30, 2019, respectively. Total depreciation expense was $16,983 and $18,491 for the three months ended December 31, 2019 and 2018, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of December 31, 2019 and September 30, 2019 was comprised of the following:

	Estimated	December 31,	September 30,
	Useful Lives	2019	2019
Machinery and equipment	2-10 years	$470,276	$412,238
Leasehold improvements	2-3 years	3,612	3,612
Furniture and fixtures	2-3 years	153,071	58,051
Software and websites	3- 7 years	35,830	35,830
Less: accumulated depreciation		(533,943)	(379,259)
		$128,846	$130,472

7.  INTANGIBLE ASSETS

Intangible assets as of December 31, 2019 and September 30, 2019 consisted of the following:

	Estimated	December 31,	September 30,
	Useful Lives	2019	2019

Technology	3 years	$520,000	$520,000
Less: accumulated amortization		(288,887)	(245,554)
Intangible assets, net		$231,113	$274,446

Total amortization expense was $43,333 and $43,332 for the three months ended December 31, 2019 and 2018, respectively.

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

8. ACCOUNTS PAYABLE

Accounts payable were $793,554 and $810,943 as of December 31, 2019 and September 30, 2019, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.

9. LEASES

The Company has entered into operating leases for office and development facilities. These leases have terms which range from two to three years, and include options to renew. These operating leases are listed as separate line items on the Company's December 31, 2019 and September 30, 2019 Consolidated Balance Sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's December 31, 2019 and September 30, 2019 Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $250,000 on October 1, 2018. Operating lease right-of-use assets and liabilities commencing after October 1, 2018 are recognized at commencement date based on the present value of lease payments over the lease term. During the three months ended December 31, 2019 and the year ended September 30, 2019, the Company had one lease expire and recognized the rent payments as an expense in the current period. As of December 31, 2019 and September 30, 2019, total right-of-use assets and operating lease liabilities for remaining long term lease was approximately $213,000 and $246,000, respectively. In the three months ended December 31, 2019 and December 31, 2018, the Company recognized approximately $33,957 and $133,996, respectively in total lease costs for the lease.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the three months ended December 31, 2019 was as follows:

Cash paid for ROU operating lease liability $33,499
Weighted-average remaining lease term 2-3 years
Weighted-average discount rate 10%

The minimum future lease payments as of December 31, 2019 are as follows:

Year	$
2020	$133,996
2021	86,064
2022	24,520
2023	-
244,580
Imputed interest	(30,584)
Total lease liability	$213,996

10. CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of December 31, 2019 and September 30, 2019 consisted of the following:

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. The Company recorded accrued interest of $65,932 and $62,171 as of December 31, 2019 and September 30, 2019, respectively. On May 8, 2019, the Company signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to September 30, 2019. On November 26, 2019, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to March 31, 2020. Mr. Struve also invested $1,000,000 in the May 2019 Debt Offering.

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $ 91,871 and $73,964 as of December 31, 2019 and September 30, 2019. On May 8, 2019, the Company signed Amendment 1 to the convertible redeemable promissory notes, extending the due dates to September 30, 2019 and increasing the interest rate to 6%. On November 26, 2019, the Company signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to March 31, 2020.

Debt Offering which Closed May 28, 2019

On May 28, 2019, the Company closed additional rounds of a debt offering and received gross proceeds of $4,242,515 in exchange for issuing Subordinated Convertible Notes (the “Convertible Notes”) and Warrants (the “Warrants”) in a private placement to 54 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The Convertible Notes will be automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on February 15, 2020.

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

Debt Offering during the Three Months Ended December 31, 2019

During the three months ended December 31, 2019, the Company closed additional rounds of a debt offering and received gross proceeds of $520,000 in exchange for issuing Subordinated Convertible Notes (the “Convertible Notes”) and Warrants (the “Warrants”) in a private placement to 9 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

The Convertible Notes are initially convertible into 520,000 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 260,000 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments.

The fair value of the Warrants issued to debt holders was $168,270 on the date of issuance and will be amortized over the one-year term of the Convertible Notes.

In connection with the debt offering, the placement agent for the Convertible Notes and the Warrants received a cash fee of $78,845 and warrants to purchase 71,400 shares of the Company’s common stock, all based on 8-10% of gross proceeds to the Company. The warrants issued for these services had a fair value of $160,427 at the date of issuance. The fair value of the warrants was recorded as debt discount (with an offset to APIC) and will be amortized over the one-year term of the Convertible Notes. The $78,845 cash fee was recorded as issuance costs and will be amortized over the one-year term of the related Convertible Notes.

The Company recorded a debt discount of $330,082 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the one-year term of the Convertible Notes.

During the three months ended December 31, 2019, amortization related to the 2019 and 2020 debt offerings of $1,567,047 of the beneficial conversion feature, warrants issued to debt holders and placement agent was recognized as interest expense in the consolidated statements of operations.

Convertible notes payable as of December 31, 2019 and September 30, 2019 are summarized below:

	December 31, 2019	September 30, 2019
Convertible note- Clayton A. Struve	$1,071,000	$1,071,000
Convertible note- Ronald P. Ericksin	1,184,066	1,184,066
2019 Debt offering	4,242,515	4,242,515
2020 Debt offering	520,000	-

less debt discount - beneficial conversion feature	(825,095)	(1,273,692)
less debt discount - warrants	(406,253)	(616,719)
less debt discount - warrants issued for services related to debt offering	(482,569)	(652,919)
	$5,303,664	$3,954,251

11. EQUITY

Authorized Capital Stock

The Company authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

As of December 31, 2019, the Company had 18,468,057 shares of common stock issued and outstanding, held by 115 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of December 31, 2019, the Company had options outstanding for the purchase of 4,812,668 common shares (including unearned stock option grants totaling 2,680,000 and excluding certain stock option grants for a cancelled kickstarter program), warrants for the purchase of 18,044,490 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 13,782,779 common shares (9,020,264 common shares at the current price of $0.25 per share and 4,762,515 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $7,017,581. All of which could potentially dilute future earnings per share.

Voting Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

Series C and D Preferred Stock and Warrants

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. On December 31 and September 30, 2019 there are 1,785,715 Series C Preferred shares outstanding.

As of December 31, and September 30, 2019, the Company has 1,106,014 of Series D Preferred Stock outstanding with Clayton A. Struve, an accredited investor. On August 14, 2017, the price of the Series D Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments.

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

Securities Subject to Price Adjustments

In the future, if the Company sell its common stock at a price below $0.25 per share, the exercise price of 1,785,715 outstanding shares of Series C Preferred Stock, 1,016,004 outstanding shares Series D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $2,255,066 (9,020,264 common shares at the current price of $0.25 per share) and the exercise price of additional outstanding warrants to purchase 12,838,286 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments.

The conversion price of the Convertible Notes Payable of $4,762,515 (4,762,515 common shares at the current price of $1.00 per share) which closed during 2019 would adjust below $1.00 per share pursuant to the documents governing such instruments. Warrants totaling 2,994,715 would adjust below $1.20 per share pursuant to the documents governing such instruments.

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

The following equity issuances occurred during the three months ended December 31, 2019:

On November 9, 2019, a former employee exercised stock option grants on a cashless basis. The former employee received 73,191 shares of common stock for vested stock option grants. The stock option grant had an exercise price of $0.25 per share. The former employee forfeited stock option grants 226,809 at an exercise price of $0.25 per share, 150,000 at an exercise price of $1.28 per share and,130,000 at an exercise price of $1.50 per share.

On December 27, 2019, the Company issued 28,688 shares of common stock and cancelled warrants to purchase 5,312 shares of common stock at $0.25 per share to an investor related to the cashless exercise of warrants.

Warrants to Purchase Common Stock

The following warrant transactions occurred during the three months ended December 31, 2019:

On December 27, 2019, the Company issued 28,688 shares of common stock and cancelled warrants to purchase 5,312 shares of common stock at $0.25 per share to an investor related to the cashless exercise of warrants.

Debt Offering Warrants

The Warrants issued for the 2019 and 2020 Debt Offering were granted on a 1:0.5 basis (one-half Warrant for each full share of Common Stock into which the Convertible Notes are convertible). The Warrants have a five-year term and an exercise price equal to 120% of the per share conversion price of the Qualified Financing or other mandatory conversion.

Warrants issued in connection with 2020 debt offering are initially exercisable for 260,000 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments.

In connection with the 2020 debt offering, the placement agent for the Convertible Notes and the Warrants received warrants to 71,400 shares of the Company’s common stock, all based on 8-10% of gross proceeds to the Company.

A summary of the warrants outstanding as of December 31, 2019 were as follows:

	December 31, 2019
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	17,747,090	$0.455
Issued	331,400	1.200
Exercised	(28,688)	(0.250)
Forfeited	(5,312)	(0.250)
Expired	-	-
Outstanding at end of period	18,044,490	$0.469
Exerciseable at end of period	18,044,490

A summary of the status of the warrants outstanding as of December 31, 2019 is presented below:

	December 31, 2019
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
13,383,286	2.79	$0.250	13,383,286	$0.250
714,286	1.58	0.700	714,286	0.700
882,158	1.87	1.000	882,158	1.000
3,044,760	4.31	1.20-1.50	3,044,760	1.20-1.50
20,000	4.17	2.34-4.08	20,000	2.34-4.08

18,044,490	3.29	$0.469	18,044,490	$0.469

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the three months ended September 30, 2019 were as follows:

Assumptions
Dividend yield	0%
Expected life	5 years
Expected volatility	176%-177%
Risk free interest rate	1.51%-1.71%

There were vested and in the money warrants of 17,974,490 as of December 31, 2019 with an aggregate intrinsic value of $25,829,839.

12.	STOCK OPTIONS

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

Stock Option Activity

The Company had the following stock option transactions during the three months ended December 31, 2019:

On October 4, 2019, Ronald P. Erickson voluntarily cancelled a stock option grant for 1,000,000 shares with an exercise price of $3.03 per share. The grant was related to performance and was not vested.

On October 4, 2019, Philip A. Bosua voluntarily cancelled a stock option grant for 1,000,000 shares with an exercise price of $3.03 per share. The grants was related to performance and was not vested.

On October 4, 2019, an employee voluntarily cancelled a stock option grant for 80,000 shares with an exercise price of $4.20 per share. The grant was related to performance and was not vested.

On November 4, 2019, the Company granted a stock option grant to Ronald P. Erickson for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vests upon uplisting to the NASDAQ or NYSE exchanges.

On November 4, 2019, the Company granted a stock option grant to Philip A. Bosua for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vests upon FDA approval of the UBAND blood glucose monitor.

On November 4, 2019, the Company granted stock option grants to two directors totaling 105,000 shares with an exercise price of $1.10 per share. The stock option grants expire in five years. The stock option grants vested immediately.

On November 9, 2019, a former employee exercised stock option grants on a cashless basis. The former employee received 73,191 shares of common stock for vested stock option grants totaling 93,750 shares. The stock option grant had an exercise price of $0.25 per share. The former employee forfeited stock option grants 226,809 at an exercise price of $0.25 per share, 150,000 at an exercise price of $1.28 per share and,130,000 at an exercise price of $1.50 per share.

During the three months ended December 31, 2019, the Company issued stock option grants to two employees and two consultants totaling 435,000 shares with a weighted average exercise price of $1.113 per share. The stock option grants expire in five years. The stock option grants have various vesting terms and expire during the fourth quarter of 2024.

There are currently 4,812,668 options to purchase common stock at an average exercise price of $1.156 per share outstanding as of December 31, 2019 under the 2011 Stock Incentive Plan. The Company recorded $399,897 and $171,499 of compensation expense, net of related tax effects, relative to stock options for the three months ended December 31, 2019 and 2018 and in accordance with ASC 718. Net loss per share (basic and diluted) associated with this expense was approximately ($0.022) and ($0.010) per share, respectively. As of December 31, 2019, there is approximately $780,781, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.45 years. Stock option grants totaling 2,680,000 shares of common stock are performance stock option grants and are not vested until the performance is achieved.

Stock option activity for the three months ended December 31, 2019 and the years ended September 30, 2019 and 2018 was as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2017	15,404	$14.68	$226,059
Granted	2,180,000	1.683	3,668,500
Exercised	-	-	-
Forfeitures	(12,736)	14.764	(188,040)
Outstanding as of September 30, 2018	2,182,668	1.698	3,706,519
Granted	2,870,000	2.615	7,504,850
Exercised	-	-	-
Forfeitures	(520,000)	(3.906)	(2,031,000)
Outstanding as of September 30, 2019	4,532,668	2.025	9,180,369
Granted	2,940,000	1.102	3,239,500
Exercised	(73,191)	(0.250)	(18,298)
Forfeitures	(2,586,809)	(2.644)	(6,839,702)
Outstanding as of December 31, 2019	4,812,668	$1.156	$5,561,869

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2019:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exerciseable	Exerciseable
$0.25	230,000	3.46	$0.250	86,250	$0.25
1.10-1.25	2,940,000	4.85	1.10	200,000	1.10
1.28-1.50	1,580,000	4.85	1.34	414,375	1.29
1.79-1.90	60,000	4.30	1.85	17,500	1.84
13.50-15.00	2,668	0.25	14.25	1,334	13.50
	4,812,668	4.45	$1.156	719,459	$1.179

There were in the money stock option grants of 4,810,000 shares as of September 30, 2019 with an aggregate intrinsic value of $3,615,150.

13.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Notes 10, 11 12 and 14 for related party transactions with Ronald P. Erickson.

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

On October 4, 2019, Ronald P. Erickson voluntarily cancellated a stock option grant for 1,000,000 shares with an exercise price of $3.03 per share. The grant was related to performance and was not vested.

On November 4, 2019, the Company granted a stock option grant to Ronald P. Erickson for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vests upon uplisting to the NASDAQ or NYSE exchanges.

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $589,667 and $487,932 as of December 31, 2019 and September 30, 2019, respectively.

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

On October 4, 2019, Philip A. Bosua voluntarily cancellated a stock option grant for 1,000,000 shares with an exercise price of $3.03 per share. The grants was related to performance and was not vested.

On November 4, 2019, the Company granted a stock option grant to Philip A. Bosua for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vests upon FDA approval of the UBAND blood glucose monitor.

Other Stock Option Grants and Cancellations

During January to May 2018, the Company issued 275,000 shares of restricted common stock to one Named Executive Officer and two directors for services during 2018. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $0.246 per share, the market price of our common stock.

On September 17, 2019, two directors voluntarily forfeited stock option grants for 100,000 shares of common stock with an exercise price of $3.03 per share.

On November 4, 2019, the Company granted stock option grants to two directors totaling 105,000 shares with an exercise price of $1.10 per share. The stock option grants expire in five years. The stock option grants vested immediately.

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

15. SEGMENT REPORTING

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

The reporting for the three months ended December 31, 2019 and 2018 was as follows (in thousands):

			Segment
		Gross	Net	Segment
Segment	Revenue	Margin	Loss	Assets
Three Months Ended December 31, 2019
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(3,072)	$2,077
TransTech distribution business	117	51	57	18
Total segments	$117	$51	$(3,015)	$2,095

Three Months Ended December 31, 2018
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(737)	$775
TransTech distribution business	602	130	(32)	481
Total segments	$602	$130	$(769)	$1,256

During the three months ended December 31, 2019, the segment development of Bio-RFID™” and “ChromaID™” incurred non-cash expenses of $2,067,718.

16.   SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to December 31, 2019, there were the following material transactions that require disclosure:

On January 8, 2020, the Company cancelled all kickstarter stock option grants. The grants were not earned.

During January 2020, the Company issued 540,000 shares of restricted common stock to two Named Executive Officers, three directors and one consultant for services during 2020. The shares were valued at $1.90 per share, the market price of our common stock.

During January 2020, the Company issued 201,271 shares of common stock at $0.25 per share to four investors related to the cashless exercise of warrants.

The Company recently announced its YouTube channel where it posts video updates.  The YouTube channel can be found at www.youtube.com/c/KnowLabs.

The Company also recently updated its website at www.knowlabs.co

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

Research and Development

Our current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. We are also actively involved in identifying new applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies and their application. We engage third party experts as required to supplement our internal team. We believe that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $491,138, $1,257,872 and $570,514 for the three months ended December 31, 2019 and the years ended September 30, 2019 and 2018, respectively, on development activities.

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

EMPLOYEES

As of December 31, 2019, we had twelve full-time employees, including five personnel at TransTech. Our senior management and five other personnel are located in our Seattle, Washington offices. We also utilize consulting firms and people to supplement our workforce.

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

RESULTS OF OPERATIONS

In 2010, we acquired TransTech Systems, Inc. as an adjunct to our business. TransTech is a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of our revenues. The financial results from our TransTech subsidiary have been diminishing as vendors of their products increasingly move to the Internet and direct sales to their customers. While it does provide our current revenues it is not central to our current focus. Moreover, we have written down any goodwill associated with its historic acquisition. We continues to closely monitor this subsidiary and expect to wind it down completely prior to the end of our current fiscal year.

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Three Months Ended December 31,
	2019	2018	$ Variance	% Variance

Revenue	$117	$602	$(485)	-80.6%
Cost of sales	66	472	(406)	86.0%
Gross profit	51	130	(79)	-60.8%
Research and development expenses	491	207	284	-137.2%
Selling, general and administrative expenses	921	689	232	-33.7%
Operating loss	(1,361)	(766)	(595)	-77.7%
Other (expense) income:
Interest expense	(1,679)	(9)	(1,670)	-18555.6%
Other income	25	6	19	316.7%
Total other income (expense), net	(1,654)	(3)	(1,651)	-55033.3%
Loss before income taxes	(3,015)	(769)	(2,246)	-292.1%
Income taxes - current (benefit)	-	-	-	0.0%
Net loss	$(3,015)	$(769)	$(2,246)	-292.1%

THREE MONTHS ENDED DECEMBER 31, 2019 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2018

Sales

Revenue for the three months ended December 31, 2019 decreased $485,000 to $117,000 as compared to $602,000 for the three months ended December 31, 2018. The decrease was due to lower sales by TransTech as we winddown TransTech. We have focused TransTech on maximizing sales at the lower sales level. We are seeing customers purchase similar products directly from other sources and we have not been investing in this business.

Cost of Sales

Cost of sales for the three months ended December 31, 2019 decreased $406,000 to $66,000 as compared to $472,000 for the three months ended December 31, 2018. The decrease was due to lower sales by TransTech as we winddown TransTech. We have focused TransTech on maximizing sales at the lower sales level. We are seeing customers purchase similar products directly from other sources and we have not been investing in this business.

Gross profit was $51,000 for the three months ended December 31, 2019 as compared to $130,000 for the three months ended December 31, 2018. Gross profit was 43.8% for the three months ended December 31, 2019 as compared to 21.6% for the three months ended December 31, 2018. We have focused TransTech on maximizing profits at the current sales level.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2019 increased $284,000 to $491,000 as compared to $207,000 for the three months ended December 31, 2018. The increase was due to the hiring of additional personnel, the use of consultant and expenditures related to the development of our Bio-RFID™ technology, including obtaining FDA approval.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2019 increased $232,000 to $921,000 as compared to $689,000 for the three months ended December 31, 2018.

The increase primarily was due to (i) increased professional fees of $104,000; (ii) increased stock based compensation of $228,000; and (iii) increased insurance of $22,000; offset by (iv) decreased TransTech expenses of $99,000 (primarily salaries and rent); and (v) decreased other expenses of $23,000. As part of the selling, general and administrative expenses for the three months ended December 31, 2019, we recorded $40,000 of investor relation expenses and business development expenses.

Other (Expense)

Other expense for the three months ended December 31, 2019 was $1,654,000 as compared to other expense of $3,000 for the three months ended December 31, 2018. The other expense for the three months ended December 31, 2019 included (i) interest expense of $1,679,000; offset by (ii) other income of $25,000. The interest expense related to convertible notes payable and the amortization of the beneficial conversion feature. During the three months ended December 31, 2019, we closed a private placement and received gross proceeds of $520,000 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to 9 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

Other expense for the three months ended December 31, 2018 was $3,000 as compared to other expense of $274,000 for the three months ended December 31, 2017. The other expense for the three months ended December 31, 2018 included (i) interest expense of $9,000; offset by other income of $6,000.

Net Loss

Net loss for the three months ended December 31, 2019 was $3,015,000 as compared to $769,000 for the three months ended December 31, 2018. The net loss for the three months ended December 31, 2019 included non-cash items of $2,068,000. The non-cash items include (i) depreciation and amortization of $60,000; (ii) stock based compensation of $400,000; (iii) amortization of debt discount of $1,567,000; and (iv) other of $41,000. TransTech’s net income from operations was $57,000 for the three months ended December 31, 2019.

Net loss for the three months ended December 31, 2018 was $769,000 The net loss for the three months ended December 31, 2018, included non-cash expenses of $235,000. The non-cash expenses include (i) depreciation and amortization of $62,000; (ii) stock based compensation of $172,000; and (iii) other of $1,000. TransTech’s net loss from operations was $32,000 for the three months ended December 31, 2018.

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

We had cash of approximately $1,502,000 and net working capital of approximately $321,000 (net of convertible notes payable) as of December 31, 2019.  We have experienced net losses since inception and we expect losses to continue as we commercialize our ChromaID™ technology. As of December 31, 2019, we had an accumulated deficit of $45,419,000 and net losses in the amount of $3,015,000, $7,612,000 and $3,258,000 for the three months ended December 31, 2019 and the year ended September 30, 2019 and 2018, respectively. We believe that our cash on hand will be sufficient to fund our operations through August 31, 2020. During the three months ended December 31, 2019, the Company incurred non-cash expenses of $2,068,000.

As of December 31, 2019, we closed a private placement and received gross proceeds of $4,762,515 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to 63 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

The Convertible Notes have a principal amount of $4,762,515 and bear annual interest of 8%. Both the principal amount of and the interest are payable on a payment-in-kind basis in shares of Common Stock of the Company (the “Common Stock”). They are due and payable (in Common Stock) on the earlier of (a) mandatory and automatic conversion of the Convertible Notes into a financing that yields gross proceeds of at least $10,000,000 (a “Qualified Financing”) or (b) on the one-year anniversary of the Convertible Notes (the “Maturity Date”). Investors will be required to convert their Convertible Notes into Common Stock in any Qualified Financing at a conversion price per share equal to the lower of (i) $1.00 per share or (ii) a 25% discount to the price per share paid by investors in the Qualified Financing. If the Convertible Notes have not been paid or converted prior to the Maturity Date, the outstanding principal amount of the Convertible Notes will be automatically converted into shares of Common Stock at the lesser of (a) $1.00 per share or (b) any adjusted price resulting from the application of a “most favored nations” provision, which requires the issuance of additional shares of Common Stock to investors if we issue certain securities at less than the then-current conversion price. The note principal, interest and an additional 10% are payable in cash upon a change in control as defined.

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

The proceeds of warrants which are not expected to be cashless are expected to generate potential proceeds of up to $5,936,000.

Operating Activities

Net cash used in operating activities for the three months ended December 31, 2019 was $824,000. This amount was primarily related to (i) a net loss of $3,015,000; offset by (ii) working capital changes of $123,000; and (iii) non-cash expenses of $2,068,000. The non-cash items include (iv) depreciation and amortization of $60,000; (v) stock based compensation of $400,000; (vi) amortization of debt discount of $1,567,000; and (vii) other of $41,000.

Investing Activities

Net cash used in investing activities for the three months ended December 31, 2019 was $15,000. This amount was primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2019 was $441,000. This amount was primarily related to issuance of convertible notes payable of $520,000, offset by payments of issuance costs from notes payable of $79,000.

Our contractual cash obligations as of December 31, 2019 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$244,580	$133,996	$110,584	$-	$-
Convertible notes payable	7,017,581	7,017,581	-	-	-
	$7,262,161	$7,151,577	$110,584	$-	$-

(1)
Convertible notes payable includes $4,762,515 that converts into common stock at the maturity date during 2020. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID™” technologies. None of the expenditures are contractual obligations as of December 31, 2019.

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

ITEM 4.    CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2019 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Audit Committee: While we have an audit committee, we lack a financial expert. During 2020, the Board expects to appoint an Audit Committee Chairman who is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2019, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

We are currently operating at a loss. We believe that our cash on hand will be sufficient to fund our operations through August 31, 2020. We will need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.  We are seeking additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.  There can there can be no assurance that we will be able to sell that number of shares, if any.

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

As of December 31, 2019, we owe approximately $2,844,733 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

Mr. Erickson, our current chairman, and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $589,667 as of December 31, 2019.

We owe $2,255,066 under various convertible promissory notes as of December 31, 2019 including $1,184,066 owed to entities controlled by our chairman.

This excludes $4,762,515 of Subordinated Convertible Notes (the “Convertible Notes”) and Warrants (the “Warrants”) in a private placement to 63 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents that closed during 2019. The Convertible Notes converts into common stock at the maturity date during 2020.

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

We have experienced net losses since inception. As of December 31, 2019, we had an accumulated deficit of $45,819,000 and net losses in the amount of $3,015,000, $7,612,000 and $3,258,000 for the three months ended December 31, 2019 and the years ended September 30, 2019 and 2018, respectively. During the three months ended December 31, 2019, the Company incurred non-cash expenses of $2,068,000.

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

Revenues of our wholly-owned subsidiary, TransTech, are declining

We have not been able to successfully address this revenue decline of this subsidiary during the three months ended December 31, 2019, which is expected to result in the winding down of operations in early 2020.  The loss of the TransTech subsidiary revenue will impact the Company’s top line revenues and its operating results and may result in expenses associated with the winding down.

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

The conversion price of the Convertible Notes Payable of $4,762,515 (4,762,515 common shares at the current price of $1.00 per share) which closed during 2019 would adjust below $1.00 per share pursuant to the documents governing such instruments. Warrants totaling 2,994,715 would adjust below $1.20 per share pursuant to the documents governing such instruments.

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

As of December 31, 2019, four individuals in the aggregate, assuming the exercise of all warrants to purchase common stock, hold shares representing approximately 55.2% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, the agreement with one of these individuals limits his ownership to 4.99% individually. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of December 31, 2019, we had 18,468,057 shares of common stock issued and outstanding, held by 115 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of December 31, 2019, there were options outstanding for the purchase of 4,812,668 common shares (including unearned stock option grants totaling 2,680,000 and excluding certain stock option grants for a cancelled kickstarter program), warrants for the purchase of 18,044,490 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 13,782,779 common shares (9,020,264 common shares at the current price of $0.25 per share and 4,762,515 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $7,017,581. All of which could potentially dilute future earnings per share.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2019, we had the following unregistered sales of equity securities:

On November 9, 2019, a former employee exercised stock option grants on a cashless basis. The former employee received 73,191 shares of common stock for vested stock option grants. The stock option grant had an exercise price of $0.25 per share. The former employee forfeited stock option grants 226,809 at an exercise price of $0.25 per share, 150,000 at an exercise price of $1.28 per share and,130,000 at an exercise price of $1.50 per share.

On December 27, 2019, we issued 28,688 shares of common stock and cancelled warrants to purchase 5,312 shares of common stock at $0.25 per share to an investor related to the cashless exercise of warrants.

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
10.1
Form of Preferred Stock and Warrant Purchase Agreement , Form of Amended and Restated Registration Rights Agreement. and Form of Series F Warrant to Purchase Common Stock by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 5, 2017)

10.2
Securities Purchase Agreement dated August 14, 2017 by and between Visualant, Incorporated and accredited investor (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 18, 2017)

10.3
Senior Secured Convertible Redeemable Debenture dated December 12, 2017 by and between Visualant, Incorporated and accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 22, 2017)

10.4
Senior Secured Convertible Redeemable Debenture dated February 28, 2018 by and between Visualant, Incorporated and accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 7, 2018)

10.5
Note and Account Payable Conversion Agreement and related notes and warrants dated January 31, 2018 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 21, 2018)

10.6	Employment Agreement dated April 10, 2018 by and between Visualant, Incorporated and Phillip A. Bosua. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 21, 2018)
10.7
Amended Employment Agreement dated April 10, 2018 by and between Visualant, Incorporated and Ronald P. Erickson. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 21, 2018)

10.8
Agreement and Plan of Merger, dated as of April 10, 2018, by and among Visualant, Incorporated, 500 Union Corporation, and RAAI Lighting, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 21, 2018)

10.9	Certificate of Merger, dated as of April 10, 2018, by 500 Union Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 17, 2018)
10.10
Amendment 1 dated November 16, 2018 to Senior Secured Convertible Redeemable Note dated September 30, 2016 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 16, 2018)

10.11
Amendment 1 dated November 16, 2018 to Senior Secured Convertible Redeemable Note dated August 14, 2017 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 16, 2018)

10.12
Amendment 1 dated November 16, 2018 to Senior Secured Convertible Redeemable Note dated December 12, 2017 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 16, 2018)

10.13
Sixth Modification of Loan and Security Agreement effective December 12, 2018 by and between TransTech Systems, Inc. and Capital Source Business Finance Group (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 20, 2018)

10.14	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)
10.15
Form of Subscription Agreement, Subordinated Convertible Note, Common Stock Purchase Warrant, Subordination and Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.16
Amendment 2 dated April 30, 2019 to Senior Secured Convertible Redeemable Note dated September 30, 2016 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 22, 2019)

10.17
Amendment 2 dated April 30, 2019 to Senior Secured Convertible Redeemable Note dated August 14, 2017 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 22, 2019)

10.18
Amendment 2 dated April 30, 2019 to Senior Secured Convertible Redeemable Note dated December 12, 2017 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 22, 2019)

10.19
Amendment 1 dated April 30, 2019 to Senior Secured Convertible Redeemable Note dated February 28, 2018 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 22, 2019)

10.20
Amendment 1 dated April 30, 2019 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 22, 2019)

10.21
Amendment 1 dated April 30, 2019 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 22, 2019)

10.22
Amendment 2 dated November 26, 2019 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 12, 2019)

10.23
Amendment 2 dated November 26, 2019 to Senior Secured Convertible Redeemable Note dated September 30, 2016 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 16, 2019)

10.24
Amendment 2 dated November 26, 2019 to Senior Secured Convertible Redeemable Note dated August 14, 2017 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 16, 2019)

10.25
Amendment 2 dated November 26, 2019 to Senior Secured Convertible Redeemable Note dated December 12, 2017 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Companys Current Report on Form 8-K, filed December 16, 2019)

10.26
Amendment 1 dated November 26, 2019 to Senior Secured Convertible Redeemable Note dated February 28, 2018 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Companys Current Report on Form 8-K, filed December 16, 2019)

14.1	Code of Ethics dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
16.1	Letter dated October 4, 2019 from SD Mayer and Associates, LLP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 8, 2019)
99.1	Audit Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
99.2	Compensation Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
99.3	Nominations and Corporate Governance Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

KNOW LABS, INC.
(Registrant)

Date: February 14, 2020	By:	/s/ Phillip A Bosua
Phillip A. Bosua
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: February 14, 2020	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)