Form 10-Q
period 2020-03-31
KNOW LABS, INC.
filed 2020-05-15
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None

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

The number of shares of common stock, $.001 par value, issued and outstanding as of May 15, 2020: 23,679,245 shares.

ITEM 1. FINANCIAL STATEMENTS

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	September 30, 2019
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$776,752	$1,900,836
Accounts receivable, net of allowance of $0 and $40,000, respectively	-	63,049
Prepaid expenses	-	6,435
Inventories, net	-	7,103
Total current assets	776,752	1,977,423

PROPERTY AND EQUIPMENT, NET	119,774	130,472

OTHER ASSETS
Intangible assets	187,780	274,446
Other assets	13,766	13,766
Operating lease right of use asset	130,100	243,526

TOTAL ASSETS	$1,228,172	$2,639,633

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$693,598	$810,943
Accounts payable - related parties	8,439	7,048
Accrued expenses	118,633	460,055
Accrued expenses - related parties	677,918	458,500
Convertible notes payable	2,739,330	3,954,241
Current portion of operating lease right of use liability	118,568	124,523
Total current liabilities	4,356,486	5,815,310

NON-CURRENT PORTION OF OPERATING LEASE RIGHT OF USE LIABILITY	12,906	121,613

COMMITMENTS AND CONTINGENCIES (Note 14)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 3/31/2020 and 9/30/2019 respectively	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 0 shares
issued and outstanding at 3/31/2020 and 9/30/2019, respectively	-	-
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 3/31/2020 and 9/30/2019, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 1,016,014 shares authorized,
1,016,004 shares issued and outstanding at 3/31/2020 and 9/30/2019, respectively	1,015	1,015
Common stock - $0.001 par value, 100,000,000 shares authorized, 23,324,128 and 18,366,178
shares issued and outstanding at 3/31/2020 and 9/30/2019, respectively	23,324	18,366
Additional paid in capital	45,581,817	39,085,179
Accumulated deficit	(48,749,166)	(42,403,640)
Total stockholders' deficit	(3,141,220)	(3,297,290)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,228,172	$2,639,633

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

REVENUE	$4,546	$593,712	$121,939	$1,195,921
COST OF SALES	3,791	454,839	69,726	927,125
GROSS PROFIT	755	138,873	52,213	268,796
RESEARCH AND DEVELOPMENT EXPENSES	447,165	184,024	938,303	391,014
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,622,941	1,003,504	2,543,492	1,692,950
OPERATING LOSS	(2,069,351)	(1,048,655)	(3,429,582)	(1,815,168)

OTHER INCOME (EXPENSE):
Interest expense	(1,301,674)	(400,201)	(2,981,164)	(409,327)
Other income	40,512	6,618	65,220	13,054
Total other (expense), net	(1,261,162)	(393,583)	(2,915,944)	(396,273)

LOSS BEFORE INCOME TAXES	(3,330,513)	(1,442,238)	(6,345,526)	(2,211,441)

Income taxes - current provision	-	-	-	-

NET LOSS	$(3,330,513)	$(1,442,238)	$(6,345,526)	$(2,211,441)

Basic and diluted loss per share	$(0.16)	$(0.08)	$(0.33)	$(0.12)

Weighted average shares of common stock outstanding- basic and diluted	20,424,329	18,094,492	19,412,240	17,829,909

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Convertible		Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of October 1, 2018	20,000	$11	1,785,715	$1,790	1,016,004	$1,015	17,531,522	$17,531	$32,163,386	$(34,791,324)	$(2,607,591)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	171,499	-	171,499
Conversion of Series A Convertible Preferred Stock	-	-					279,929	280	(280)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(769,203)	(769,203)
Balance as of December 31, 2018	20,000	11	1,785,715	1,790	1,016,004	1,015	17,811,451	17,811	32,334,605	(35,560,527)	(3,205,295)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	91,648	-	91,648
Issuance of common stock for services	-	-	-	-	-	-	245,000	245	348,655	-	348,900
Conversion of Series A Preferred Stock	(20,000)	(11)	-	-	-	-	80,000	80	(69)	-	-
Beneficial conversion feature (Note 10)	-	-	-	-	-	-	-	-	1,570,049	-	1,570,049
Issuance of warrants to debt holders (Note 10)	-	-	-	-	-	-	-	-	1,244,263	-	1,244,263
Issuance of warrants for services related to debt offering (Note 10)	-	-	-	-	-	-	-	-	988,876	-	988,876
Stock based compensation- warrants	-	-	-	-	-	-	-	-	30,325	-	30,325
Issuance of common stock for warrant exercise	-	-	-	-	-	-	56,518	56	(56)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(1,442,238)	(1,442,238)
Balance as of March 31, 2019	-	-	1,785,715	1,790	1,016,004	# 1,015	18,192,969	18,192	36,608,296	(37,002,765)	(373,472)
Balance as of October 1, 2019	-	-	1,785,715	1,790	1,016,004	1,015	18,366,178	18,366	39,085,179	(42,403,640)	(3,297,290)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	399,897	-	399,897
Stock option exercise	-	-	-	-	-	-	73,191	73	(73)	-	-
Beneficial conversion feature (Note 10)	-	-	-	-	-	-	-	-	330,082	-	330,082
Issuance of warrants to debt holders (Note 10)	-	-	-	-	-	-	-	-	168,270	-	168,270
Issuance of warrants for services related to debt offering (Note 10)	-	-	-	-	-	-	-	-	160,427	-	160,427
Issuance of common stock for exercise of warrants	-	-	-	-	-	-	28,688	29	(29)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(3,015,013)	(3,015,013)
Balance as of December 31, 2019	-	-	1,785,715	1,790	1,016,004	1,015	18,468,057	18,468	40,143,753	(45,418,653)	(5,253,627)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	165,829	-	165,829
Conversion of debt offering and accrued interest (Note 10)	-	-	-	-	-	-	4,114,800	4,115	4,110,685	-	4,114,800
Beneficial conversion feature (Note 10)	-	-	-	-	-	-	-	-	105,535	-	105,535
Issuance of warrants to debt holders (Note 10)	-	-	-	-	-	-	-	-	21,214	-	21,214
Issuance of warrants for services related to debt offering (Note 10)	-	-	-	-	-	-	-	-	9,542	-	9,542
Issuance of common stock for services	-	-	-	-	-	-	540,000	540	1,025,460	-	1,026,000
Issuance of common stock for exercise of warrants	-	-	-	-	-	-	201,271	201	(201)	-	0
Net loss	-	-	-	-	-	-	-	-	-	(3,330,513)	(3,330,513)
Balance as of March 31, 2020	-	$-	1,785,715	$1,790	1,016,004	$1,015	$23,324,128	$23,324	$45,581,817	$(48,749,166)	$(3,141,220)

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	March 31, 2020	March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,345,526)	$(2,211,441)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	120,745	133,019
Issuance of capital stock for services and expenses	1,026,000	348,900
Stock based compensation- warrants	-	30,325
Stock based compensation- stock option grants	565,726	263,147
Amortization of debt discount	2,792,398	361,534
Provision on loss on accounts receivable	2,439	8,728
Right of use, net	(1,236)	-
Loss on sale of assets	4,358	-
Changes in operating assets and liabilities:
Accounts receivable	60,610	118,438
Prepaid expenses	6,435	7,296
Inventory	7,103	102,593
Other assets	-	(8,697)
Accounts payable - trade and accrued expenses	72,618	(245,393)
Deferred revenue	-	(55,959)
NET CASH (USED IN) OPERATING ACTIVITIES	(1,688,330)	(1,147,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in research and development equipment	(27,739)	(74,556)
NET CASH (USED IN) INVESTING ACTIVITIES:	(27,739)	(74,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit	-	(92,094)
Proceeds from convertible notes payable	715,000	3,809,976
Payments for issuance costs from notes payable	(123,015)	(368,322)
NET CASH PROVIDED BY FINANCING ACTIVITIES	591,985	3,349,560

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,124,084)	2,127,494

CASH AND CASH EQUIVALENTS, beginning of period	1,900,836	934,407

CASH AND CASH EQUIVALENTS, end of period	$776,752	$3,061,901

Supplemental disclosures of cash flow information:
Interest paid	$-	$7,750
Taxes paid	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature	$435,617	$1,570,049
Issuance of warrants to debt holders	$189,484	$1,244,263
Issuance of warrants for services related to debt offering	$169,969	$988,876
Cashless warant exercise (fair value)	$57,490	$84,107
Cashless stock options exercise (fair value)	$18,298	$-
Conversion of debt offering	$3,800,424	$-
Conversion of accrued interest	$314,376	$-

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2019, filed with the Securities and Exchange Commission (“SEC”) on December 27, 2019. The results of operations for the six months ended March 31, 2020 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

In 2010, the Company acquired TransTech Systems, Inc. as an adjunct to the Company’s business. TransTech is a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of the Company’s revenues. The financial results from our TransTech subsidiary have been diminishing as vendors of their products increasingly move to the Internet and direct sales to their customers. While it does provide the Company’s current revenues, it is not central to the Company’s current focus. Moreover, the Company has written down any goodwill associated with this acquisition. The Company expects to shut down TransTech completely by June 30, 2020.

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

ChromaID was invented by scientists under contract with the Company. Bio-RFID was invented by individuals working for the Company. The Company actively pursues a robust intellectual property strategy and has been granted fourteen patents. The Company also has several patents pending. The Company possesses all right, title and interest to the issued patents. Nine additional issued and pending patents are licensed exclusively to the Company in perpetuity by the Company’s strategic partner, Allied Inventors.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses $6,345,526, $7,612,316 and $3,257,597 for the six months ended March 31, 2020 and the years ended September 30, 2019 and 2018, respectively. Net cash used in operating activities was $1,668,330, $3,104,035 and $1,117,131 for the six months ended March 31, 2020 and the years ended September 30, 2019 and 2018, respectively. During the six months ended March 31, 2020 and 2019, the Company incurred non-cash expenses of $4,510,430 and $1,145,653.

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2020, the Company’s accumulated deficit was $48,749,166  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, the Company’s Chairman of the Board and Interim Chief Financial Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our consolidated financial statements for the year ended September 30, 2019 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its cash on hand and received since March 31, 2020 will be sufficient to fund our operations until early 2021. The Company needs additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

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

Cash and Cash Equivalents – The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  At March 31, 2020, the Company had uninsured deposits in the amount of $526,752.

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

Allowance for Doubtful Accounts - We maintain an allowance for uncollectible accounts receivable. It is our practice to regularly review and revise, when deemed necessary, our estimates of uncollectible accounts receivable, which are based primarily on actual historical return rates. We record estimated uncollectible accounts receivable as selling, general and administrative expense. As of March 31, 2020 and September 30, 2019, there was a reserve for sales returns of $0 and $40,000, respectively, which is minimal based upon our historical experience.

Inventories – Inventories consist primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $0 and $28,000 reserve for impaired inventory as of March 31, 2020 and September 30, 2019.

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

The Company’s current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, the Company conducts on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. The Company also is actively involved in identifying new applications. The Company’s current internal team along with outside consultants has considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement our internal team. The Company believes that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $938,303, $1,257,872 and $570,514 for the six months ended March 31, 2020 and the years ended September 30, 2019 and 2018, respectively, on development activities.

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

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of March 31, 2020 and September 30, 2019 are based upon the short-term nature of the assets and liabilities.

The Company has a money market account which is considered a level 1 asset. The balance as of March 31, 2020 and September 30, 2019 was $651,722 and $1,901,278, respectively.

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

The Company determined that none of the conversion features within its currently outstanding convertible notes payable must be bifurcated and thus there was no derivative liability as of March 31, 2020 and September 30, 2019.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2020, there were options outstanding for the purchase of 4,891,334 common shares (including unearned stock option grants totaling 2,680,000 shares related to performance targets), warrants for the purchase of 17,755,448 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently had 10,167,804 common shares (9,020,264 common shares at the current price of $0.25 per share and 1,147,540 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $3,402,606. All of which could potentially dilute future earnings per share.

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

4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $0 and $63,049, net of allowance, as of March 31, 2020 and September 30, 2019, respectively. The Company has a total allowance for bad debt in the amount of $0 and $40,000 as of March 31, 2020 and September 30, 2019, respectively. The decrease in accounts receivable related to the winddown of TransTech.

5.  INVENTORIES

Inventories were $0 and $7,103 as of March 31, 2020 and September 30, 2019, respectively. Inventories consisted primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There was a $0 and $28,000 reserve for impaired inventory as of March 31, 2020 and September 30, 2019, respectively. The decrease in inventory related to the winddown of TransTech.

6. FIXED ASSETS

Fixed assets, net of accumulated depreciation, was $119,774 and $130,472 as of March 31, 2020 and September 30, 2019, respectively. Accumulated depreciation was $221,490 and $379,259 as of March 31, 2020 and September 30, 2019, respectively. Total depreciation expense was $34,079 and $18,491 for the six months ended March 31, 2020 and 2019, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment as of March 31, 2020 and September 30, 2019 was comprised of the following:

	Estimated	March 31,	September 30,
	Useful Lives	2020	2019
Machinery and equipment	2-10 years	$310,797	$412,238
Leasehold improvements	2-3 years	3,612	3,612
Furniture and fixtures	2-3 years	26,855	58,051
Software and websites	3- 7 years	-	35,830
Less: accumulated depreciation		(221,490)	(379,259)
		$119,774	$130,472

The Company retired assets at TransTech with a net book value of $4,358 as of March 31, 2020.

7.  INTANGIBLE ASSETS

Intangible assets as of March 31, 2020 and September 30, 2019 consisted of the following:

	Estimated	March 31,	September 30,
	Useful Lives	2020	2019

Technology	3 years	$520,000	$520,000
Less: accumulated amortization		(332,220)	(245,554)
Intangible assets, net		$187,780	$274,446

Total amortization expense was $86,666 for the six months ended March 31, 2020 and 2019, respectively.

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

8. ACCOUNTS PAYABLE

Accounts payable were $693,598 (including $308,641 related to TransTech) and $810,943 as of March 31, 2020 and September 30, 2019, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company. The Company expects to settle the TransTech accounts payable during 2020. The Company expects to shut down TransTech completely by June 30, 2020.

9. LEASES

The Company has entered into operating leases for office and development facilities. These leases have terms which range from two to three years and include options to renew. These operating leases are listed as separate line items on the Company's March 31, 2020 and September 30, 2019 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's March 31, 2020 and September 30, 2019 Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $250,000 on October 1, 2018. Operating lease right-of-use assets and liabilities commencing after October 1, 2018 are recognized at commencement date based on the present value of lease payments over the lease term. During the six months ended March 31, 2020 and the year ended September 30, 2019, the Company had one lease expire and recognized the rent payments as an expense in the current period. As of March 31, 2020 and September 30, 2019, total right-of-use assets and operating lease liabilities for remaining long term lease was approximately $130,000 and $246,000, respectively. In the six months ended March 31, 2020 and 2019, the Company recognized approximately $67,914 and $100,482, respectively in total lease costs for the leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the six months ended March 31, 2020 was as follows:

Cash paid for ROU operating lease liability $66,998
Weighted-average remaining lease term 2 years
Weighted-average discount rate 10%

The minimum future lease payments as of March 31, 2020 are as follows:

Year	$
2021	$133,996
2022	12,086
2023	0
2024	-
146,082
Imputed interest	(14,608)
Total lease liability	$131,474

10. CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of March 31, 2020 and September 30, 2019 consisted of the following:

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. The Company recorded accrued interest of $67,801 and $62,171 as of March 31, 2020 and September 30, 2019, respectively. On May 8, 2019, the Company signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to September 30, 2019. On November 26, 2019, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to March 31, 2020. Mr. Struve also invested $1,000,000 in the May 2019 Debt Offering. On May 11, 2020, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2020.

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $109,583 and $73,964 as of March 31, 2020 and September 30, 2019, respectively. On May 8, 2019, the Company signed Amendment 1 to the convertible redeemable promissory notes, extending the due dates to September 30, 2019 and increasing the interest rate to 6%. On November 26, 2019, the Company signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to March 31, 2020. On May 11, 2020, the Company signed Amendment 3 to the convertible promissory or OID notes, extending the due dates to September 30, 2020.

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

The Convertible Notes had an original principal amount of $4,242,515 and bear annual interest of 8%. Both the principal amount and the interest are payable on a payment-in-kind basis in shares of Common Stock of the Company (the “Common Stock”).

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

During the six months ended March 31, 2020, the Company issued 4,114,800 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2019. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on February 15, 2020.

Debt Offering during the Six Months Ended March 31, 2020

During the six months ended March 31, 2020, the Company closed additional rounds of a debt offering and received gross proceeds of $715,000 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

The Convertible Notes are initially convertible into 715,000 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 357,500 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments.

The fair value of the Warrants issued to debt holders was $230,955 on the date of issuance and will be amortized over the one-year term of the Convertible Notes.

In connection with the debt offering, the placement agent for the Convertible Notes and the Warrants received a cash fee of $123,015 and warrants to purchase 94,800 shares of the Company’s common stock, all based on 8% of gross proceeds to the Company. The warrants issued for these services had a fair value of $118,956 at the date of issuance. The fair value of the warrants was recorded as debt discount (with an offset to APIC) and will be amortized over the one-year term of the Convertible Notes. The $123,015 cash fee was recorded as issuance costs and will be amortized over the one-year term of the related Convertible Notes.

The Company recorded a debt discount of $105,535 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the one-year term of the Convertible Notes.

During the six months ended March 31, 2020, amortization related to the 2019 and 2020 debt offerings of $2,792,398 of the beneficial conversion feature, warrants issued to debt holders and placement agent was recognized as interest expense in the consolidated statements of operations.

Convertible notes payable as of March 31, 2020 and September 30, 2019 are summarized below:

	March 31, 2020	September 30, 2019
Convertible note- Clayton A. Struve	$1,071,000	$1,071,000
Convertible note- Ronald P. Ericksin	1,184,066	1,184,066
2019 Debt offering	4,242,490	4,242,515
2020 Debt offering	715,000	-
less conversions	(3,809,975)	-
less debt discount - beneficial conversion feature	(316,894)	(1,273,692)
less debt discount - warrants	(169,635)	(616,719)
less debt discount - warrants issued for services related to debt offering	(176,722)	(652,919)
	$2,739,330	$3,954,251

11. EQUITY

Authorized Capital Stock

The Company authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

As of March 31, 2020, the Company had 23,324,128 shares of common stock issued and outstanding, held by 135 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.  As of March 31, 2020, there were options outstanding for the purchase of 4,891,334 common shares (including unearned stock option grants totaling 2,680,000 shares), warrants for the purchase of 17,755,448 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company has 10,167,804 common shares (9,020,264 common shares at the current price of $0.25 per share and 1,147,540 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $3,402,606. All of which could potentially dilute future earnings per share.

Voting Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

Series C and D Preferred Stock and Warrants

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. On March 31, 2020 and September 30, 2019 there are 1,785,715 Series C Preferred shares outstanding.

As of March 31, 2020, and September 30, 2019, the Company has 1,106,014 of Series D Preferred Stock outstanding with Clayton A. Struve, an accredited investor. On August 14, 2017, the price of the Series D Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments.

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

Series F Preferred Stock

On August 1, 2018, the Company filed with the State of Nevada a Certificate of Designation establishing the Designations, Preferences, Limitations and Relative Rights of Series F Preferred Stock. The Designation authorized 500 shares of Series F Preferred Stock. The Series F Preferred Stock shall only be issued to the current Board of Directors on the date of the Designation’s filing and is not convertible into common stock. As set forth in the Designation, the Series F Preferred Stock has no rights to dividends or liquidation preference and carries rights to vote 100,000 shares of common stock per share of Series F upon a Trigger Event, as defined in the Designation. A Trigger Event includes certain unsolicited bids, tender offers, proxy contests, and significant share purchases, all as described in the Designation. Unless and until a Trigger Event, the Series F shall have no right to vote. The Series F Preferred Stock shall remain issued and outstanding until the date which is 731 days after the issuance of Series F Preferred Stock (“Explosion Date”), unless a Trigger Event occurs, in which case the Explosion Date shall be extended by 183 days. As of March 31, 2020 and September 30, 2019, there are no Series F shares outstanding.

Securities Subject to Price Adjustments

In the future, if the Company sells its common stock at a price below $0.25 per share, the exercise price of 8,108,356 outstanding shares of Series C and D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $3,402,606 (9,020,264 common shares at the current price of $0.25 per share and 1,147,540 shares at $1.00 per share) and the exercise price of additional outstanding warrants to purchase 12,838,286 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 2,755,717 would adjust below $1.20 per share pursuant to the documents governing such instruments.

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

The following equity issuances occurred during the six months ended March 31, 2020:

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

On January 1, 2020, the Company issued 540,000 shares of restricted common stock to two Named Executive Officer, three directors and one consultant for services. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $1.90 per share, the market price of our common stock, or $1,026,000.

During the six months ended March 31, 2020, the Company issued 4,114,800 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2019. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on February 15, 2020.

During the six months ended March 31, 2020, the Company issued 229,529 shares of common stock at $0.979 per share to five investors related to the cashless exercise of warrants.

Warrants to Purchase Common Stock

The following warrant transactions occurred during the six months ended March 31, 2020:

During the six months ended March 31, 2020, the Company issued 229,529 shares of common stock at $0.979 per share and cancelled warrants to purchase 213,893 shares of common stock at $1.065 per share to five investors related to the cashless exercise of warrants.

Debt Offering Warrants

The Warrants issued for the 2019 and 2020 Debt Offering were granted on a 1:0.5 basis (one-half Warrant for each full share of Common Stock into which the Convertible Notes are convertible). The Warrants have a five-year term and an exercise price equal to 120% of the per share conversion price of the Qualified Financing or other mandatory conversion.

Warrants issued in connection with 2020 debt offering are initially exercisable for 357,500 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments.

In connection with the 2020 debt offering, the placement agent for the Convertible Notes and the Warrants received warrants to 94,800 shares of the Company’s common stock, all based on 8% of gross proceeds to the Company.

A summary of the warrants outstanding as of March 31, 2020 were as follows:

	March 31, 2020
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	17,747,090	$0.455
Issued	452,300	1.200
Exercised	(229,959)	(0.979)
Forfeited	(213,983)	(1.065)
Expired	-	-
Outstanding at end of period	17,755,448	$0.460
Exerciseable at end of period	17,755,448

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2020:

	March 31, 2020
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
13,333,286	2.53	$0.250	13,333,286	$0.250
714,286	1.33	0.700	714,286	0.700
882,158	1.62	1.000	882,158	1.000
2,805,718	4.04	1.20-1.50	2,805,718	1.20-1.50
20,000	3.87	2.34-4.08	20,000	2.34-4.08

17,755,448	3.00	$0.460	17,755,448	$0.460

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the six months ended March 31, 2020 were as follows:

Assumptions
Dividend yield	0%
Expected life	5 years
Expected volatility	176%-177%
Risk free interest rate	1.51%-1.71%

There were vested and in the money warrants of 14,047,572 as of March 31, 2020 with an aggregate intrinsic value of $8,809,493.

12. STOCK OPTIONS

On March 21, 2013, an amendment to the Stock Option Plan was approved by the stockholders of the Company, increasing the number of shares reserved for issuance under the Plan to 93,333 shares. On April 10, 2018, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 93,333 to 1,200,000. On August 7, 2018, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 1,200,000 to 2,000,000 to common shares. On January 23, 2019, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 2,200,000 to 2,500,000 to common shares. On May 22, 2019, the Compensation Committee approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 2,500,000 to 3,000,000 to common shares. There were options outstanding for the purchase of 4,891,334 common shares (including unearned stock option grants totaling 2,680,000 shares related to performance targets).

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

Stock Option Activity

The Company had the following stock option transactions during the six months ended March 31, 2020:

During the six months ended March 31, 2020, the Company granted stock option grants to executives, directors and consultants for 3,020,000 shares with an exercise price of $1.125 per share. The grants expire in five years and generally vest quarterly over four years. Stock option grants totaling 2,680,000 shares of common stock are performance stock option grants and are not vested until the performance is achieved.

During the six months ended March 31, 2020, two executives and three employees voluntarily cancelled stock option grants for 2,588,143 shares with an exercise price of $2.65 per share.

On November 9, 2019, a former employee exercised stock option grants on a cashless basis. The former employee received 73,191 shares of common stock for vested stock option grants totaling 93,750 shares. The stock option grant had an exercise price of $0.25 per share. The former employee forfeited stock option grants 226,809 at an exercise price of $0.25 per share, 150,000 at an exercise price of $1.28 per share and 130,000 at an exercise price of $1.50 per share.

There are currently 4,891,334 (including unearned stock option grants totaling 2,680,000 shares related to performance targets) options to purchase common stock at an average exercise price of $1.165 per share outstanding as of March 31, 2020 under the 2011 Stock Incentive Plan. The Company recorded $565,726 and $263,145 of compensation expense, net of related tax effects, relative to stock options for the six months ended March 31, 2020 and 2019 and in accordance with ASC 718. As of March 31, 2020, there is approximately $614,953, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.19 years.

Stock option activity for the six months ended March 31, 2020 and the years ended September 30, 2019 and 2018 was as follows:

	Options	Weighted Average Exercise Price	$
Outstanding as of September 30, 2017	15,404	$14.68	$226,059
Granted	2,180,000	1.683	3,668,500
Exercised	-	-	-
Forfeitures	(12,736)	14.764	(188,040)
Outstanding as of September 30, 2018	2,182,668	1.698	3,706,519
Granted	2,870,000	2.615	7,504,850
Exercised	-	-	-
Forfeitures	(520,000)	(3.906)	(2,031,000)
Outstanding as of September 30, 2019	4,532,668	2.025	9,180,369
Granted	3,020,000	1.125	3,397,600
Exercised	(73,191)	(0.250)	(18,298)
Forfeitures	(2,588,143)	(2.650)	(6,859,712)
Outstanding as of March 31, 2020	4,891,334	$1.165	$5,699,959

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2020:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exerciseable	Exerciseable
$0.25	230,000	3.21	$0.250	100,625	$0.250
1.10-1.25	2,940,000	4.60	1.37	233,854	1.096
1.28-1.50	1,610,000	4.60	1.31	498,438	1.296
1.79-2.25	110,000	4.39	1.01	40,000	1.153
13.50-15.00	1,334	0.19	13.50	1,334	13.500
	4,891,334	4.19	$1.165	874,251	$1.212

There were in the money stock option grants of 230,000 shares as of March 31, 2020 with an aggregate intrinsic value of $149,500.

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

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $73,964 as of September 30, 2019. On May 8, 2019, the Company signed Amendment 1 to the convertible redeemable promissory notes, extending the due dates to September 30, 2019 and increasing the interest rate to 6%. On November 26, 2019, the Company signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to March 31, 2020. On May 11, 2020, the Company signed Amendment 3 to the convertible promissory or OID notes, extending the due dates to September 30, 2020.

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

On January 1, 2020, the Company issued 100,000 shares of restricted common stock to Ronald P. Erickson. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $1.90 per share, the market price of the Company’s common stock, or $190,000.

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $613,525 and $487,932 as of March 31, 2020 and September 30, 2019, respectively.

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

On January 1, 2020, the Company issued 150,000 shares of restricted common stock to Phillip A. Bosua. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $1.90 per share, the market price of the Company’s common stock, or $285,000.

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

On January 1, 2020, the Company issued 120,000 shares of restricted common stock to three directors. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $1.90 per share, the market price of the Company’s common stock, or $228,000.

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

Employment Agreement with Phillip A. Bosua, Chief Executive Officer

On April 10, 2018, the Company appointed Mr. Bosua as Chief Executive Officer of the Company. Previously, Mr. Bosua served as the Company’s Chief Product Officer since August 2017. The Company entered into a Consulting Agreement with Mr. Bosua’s company, Blaze Clinical on July 7, 2017. From September 2012 to February 2015, Mr. Bosua was the founder and Chief Executive Officer of LIFX Inc. (where he developed and marketed an innovative “smart” light bulb) and from August 2015 until February 2016 was Vice President Consumer Products at Soraa (which markets specialty LED light bulbs). From February 2016 to July 2017, Mr. Bosua was the founder and CEO of RAAI, Inc. (where he continued the development of his smart lighting technology). From May 2008 to February 2013 he was the Founder and CEO of LimeMouse Apps, a leading developer of applications for the Apple App Store.

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

15. SEGMENT REPORTING

The management of the Company considers the business to have two operating segments (i) the development of the Bio-RFID™” and “ChromaID™” technologies and (ii) TransTech, a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of the Company’s revenues. The financial results from our TransTech subsidiary have been diminishing as vendors of their products increasingly move to the Internet and direct sales to their customers. While it does provide our current revenues, it is not central to our current focus as a Company. Moreover, we have written down any goodwill associated with its historic acquisition. We continue to closely monitor this subsidiary and expect it to wind down completely in the near future.

The reporting for the three and six months ended March 31, 2020 and 2019 was as follows (in thousands):

			Segment
		Gross	Net	Segment
Segment	Revenue	Margin	Profit (Loss)	Assets
Three Months Ended March 31, 2020
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(3,346)	$1,224
TransTech distribution business	5	1	15	4
Total segments	$5	$1	$(3,331)	$1,228

Three Months Ended March 31, 2019
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(1,434)	$3,565
TransTech distribution business	594	139	(8)	379
Total segments	$594	$139	$(1,442)	$3,944

			Segment
		Gross	Net	Segment
Segment	Revenue	Margin	Profit (Loss)	Assets
Six Months Ended March 31, 2020
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(6,418)	$1,224
TransTech distribution business	122	52	72	4
Total segments	$122	$52	$(6,346)	$1,228

Six Months Ended March 31, 2019
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(2,171)	$3,565
TransTech distribution business	1,196	269	(40)	379
Total segments	$1,196	$269	$(2,211)	$3,944

During the six months ended March 31, 2020, the segment development of Bio-RFID™” and “ChromaID™” incurred non-cash expenses of $4,510,430.

16.   SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to March 31, 2020, there were the following material transactions that require disclosure:

The Company closed additional rounds of a debt offering and received gross proceeds of $1,979,500 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The Convertible Notes are initially convertible into 1,979,500 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 989,750 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments. In connection with the debt offering, the placement agent for the Convertible Notes and the Warrants received a cash fee of $158,360 and warrants to purchase 237,540 shares of the Company’s common stock, all based on 8% of gross proceeds to the Company.

The Company issued 305,117 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2019. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on February 15, 2020.

On April 29, 2020, the Company increased the salary of Ronald P. Erickson and Phillip A. Bosua by $20,000 per year.

On April 30, 2020, the Company received $226,170 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020).

On April 30, 2020, the Company approved and ratified the incorporation of Particle, Inc., a Nevada corporation (“Particle”). The Company is the sole shareholder as of the date of incorporation. As a result, Particle is a direct, wholly owned subsidiary of the Company. Particle shall utilize the same corporate offices as the Company and shall focus on the development and commercialization of the Company’s extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains the parent company’s singular focus with its initial product, the UBAND™ non-invasive continuous glucose monitor.

On May 11, 2020, the Company signed Amendment 3 to the convertible promissory or OID notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to September 30, 2020.

On May 11, 2020, the Company signed Amendments to the convertible promissory or OID notes with Clayton A. Struve, extending the due dates to September 30, 2020.

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

In 2010, we acquired TransTech Systems, Inc. as an adjunct to our business. TransTech is a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of the Company’s revenues. The financial results from our TransTech subsidiary have been diminishing as vendors of their products increasingly move to the Internet and direct sales to their customers. While it does provide our current revenues, it is not central to our current focus as a Company. Moreover, we have written down any goodwill associated with its historic acquisition. We expect to shut down TransTech completely by June 30, 2020.

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

Our Patents and Intellectual Property

We believe that our 14 patents, patent applications, registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets. Our issued patents will expire at various times between 2027 and 2039. Pending patents, if and when issued, may have expiration dates that extend further in time. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

On February 4, 2020, we were issued US Patent No. 10,548,503 B2, entitled “Health Related Diagnostics Employing Spectroscopy in Radio/Microwave Frequency Band. The patent expires in approximately May 2039. This patent pertains to the use of Bio-RFID technology for medical diagnostics.

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

Research and Development

Our current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. We are also actively involved in identifying new applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies and their application. We engage third party experts as required to supplement our internal team. We believe that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $938,303 and $391,014 for the six months ended March 31, 2020 and 2019, respectively, on development activities.

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

EMPLOYEES

As of March 31, 2020, we had six full-time employees, including one employee at TransTech. Our senior management and five other personnel are located in our Seattle, Washington offices. We also utilize consulting firms and people to supplement our workforce.

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

RESULTS OF OPERATIONS

In 2010, we acquired TransTech Systems, Inc. as an adjunct to our business. TransTech is a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of our revenues. The financial results from our TransTech subsidiary have been diminishing as vendors of their products increasingly move to the Internet and direct sales to their customers. While it does provide our current revenues it is not central to our current focus. Moreover, we have written down any goodwill associated with its historic acquisition. We expect to shut down TransTech completely by June 30, 2020.

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Three Months Ended March 31,
	2020	2019	$ Variance	% Variance

Revenue	$5	$594	$(589)	-99.2%
Cost of sales	4	455	(451)	99.1%
Gross profit	1	139	(138)	-99.3%
Research and development expenses	447	184	263	-142.9%
Selling, general and administrative expenses	1,623	1,004	619	-61.7%
Operating loss	(2,069)	(1,049)	(1,020)	-105.3%
Other (expense) income:
Interest expense	(1,302)	(400)	(902)	-225.5%
Other income (expense)	40	7	33	471.4%
Total other income (expense)	(1,262)	(393)	(869)	-221.1%
(Loss) before income taxes	(3,331)	(1,442)	(1,889)	-131.0%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(3,331)	$(1,442)	$(1,889)	-131.0%

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

Sales

Revenue for the three months ended March 31, 2020 decreased $589,000 to $5,000 as compared to $594,000 for the three months ended March 31, 2019. The decrease was due to lower sales by TransTech as we winddown TransTech. We expect to shut down TransTech completely by June 30, 2020.

Cost of Sales

Cost of sales for the three months ended March 31, 2020 decreased $451,000 to $4,000 as compared to $455,000 for the three months ended March 31, 2019. The decrease was due to lower sales by TransTech as we winddown TransTech. We expect to shut down TransTech completely by June 30, 2020.

Gross profit was $1,000 for the three months ended March 31, 2020 as compared to $139,000 for the three months ended March 31, 2019. Gross profit was 16.6% for the three months ended March 31, 2020 as compared to 22.5% for the three months ended March 31, 2019. We have focused TransTech on maximizing profits at the current sales level.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2020 increased $263,000 to $447,000 as compared to $184,000 for the three months ended March 31, 2019. The increase was due to the hiring of additional personnel, the use of consultant and expenditures related to the development of our Bio-RFID™ technology, continuing our effort with obtaining FDA approval.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2020 increased $619,000 to $1,623,000 as compared to $1,004,000 for the three months ended March 31, 2019.

The increase primarily was due to (i) increased professional fees of $9,000; (ii) increased stock based compensation of $677,000; and (iii) increased payroll of $12,000; offset by (iv) decreased TransTech expenses of $119,000 (primarily salaries and rent); and (v) decreased other expenses of $40,000. As part of the selling, general and administrative expenses for the three months ended March 31, 2020, we recorded $43,000 of investor relation expenses and business development expenses.

Other (Expense), Net

Other expense, net for the three months ended March 31, 2020 was $1,262,000 as compared to other expense, net of $393,000 for the three months ended March 31, 2019. The other expense, net for the three months ended March 31, 2020 included (i) interest expense of $1,302,000; offset by (ii) other income of $40,000.

The other expense, net for the three months ended March 31, 2019 included (i) interest expense of $400,000; offset by (ii) other income of $7,000.

Net Loss

Net loss for the three months ended March 31, 2020 was $3,331,000 as compared to $1,442,000 for the three months ended March 31, 2019. The net loss for the three months ended March 31, 2020 included non-cash items of $2,442,000. The non-cash items include (i) depreciation and amortization of $61,000; (ii) stock based compensation of $166,000; (iii) issuance of capital stock for services and expenses of $1,026,000; (iv) amortization of debt discount as interest expense of $1,225,000; offset by (v) other of $36,000. TransTech’s net loss from operations was $25,000 for the three months ended March 31, 2020.

The net loss for the three months ended March 31, 2019, included non-cash expenses of $911,000. The non-cash items include (i) depreciation and amortization of $71,000; (ii) stock based compensation of $91,000; (iii) issuance of capital stock for services and expenses of $349,000; (iv) amortization of debt discount as interest expense of $362,000; and (v) other of $38,000. TransTech’s net loss from operations was $7,000 for the three months ended March 31, 2019.

We expect losses to continue as we commercialize our ChromaID™ and Bio-RFID™ technology.

	Six Months Ended March 31,
	2020	2019	$ Variance	% Variance

Revenue	$122	$1,196	$(1,074)	-89.8%
Cost of sales	70	927	(857)	92.4%
Gross profit	52	269	(217)	-80.7%
Research and development expenses	938	391	547	-139.9%
Selling, general and administrative expenses	2,543	1,693	850	-50.2%
Operating loss	(3,429)	(1,815)	(1,614)	-109.4%
Other (expense) income:
Interest expense	(2,981)	(409)	(2,572)	-628.9%
Other income (expense)	64	13	51	392.3%
Total other income (expense)	(2,917)	(396)	(2,521)	-636.6%
(Loss) before income taxes	(6,346)	(2,211)	(4,135)	-187.0%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(6,346)	$(2,211)	$(4,135)	-187.0%

SIX MONTHS ENDED MARCH 31, 2020 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2019

Sales

Revenue for the six months ended March 31, 2020 decreased $1,074,000 to $122,000 as compared to $1,196,000 for the six months ended March 31, 2019. The decrease was due to lower sales by TransTech as we winddown TransTech. We expect to shut down TransTech completely by June 30, 2020.

Cost of Sales

Cost of sales for the six months ended March 31, 2020 decreased $857,000 to $70,000 as compared to $927,000 for the six months ended March 31, 2019. The decrease was due to lower sales by TransTech as we winddown TransTech. We expect to shut down TransTech completely by June 30, 2020.

Gross profit was $52,000 for the six months ended March 31, 2020 as compared to $269,000 for the six months ended March 31, 2019. Gross profit was 20.2% for the six months ended March 31, 2020 as compared to 23.4% for the six months ended March 31, 2019. We have focused TransTech on maximizing profits at the current sales level.

Research and Development Expenses

Research and development expenses for the six months ended March 31, 2020 increased $547,000 to $938,000 as compared to $391,000 for the six months ended March 31, 2019. The increase was due to the hiring of additional personnel, the use of consultant and expenditures related to the development of our Bio-RFID™ technology, including obtaining FDA approval.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2020 increased $850,000 to $2,543,000 as compared to $1,693,000 for the six months ended March 31, 2019.

The increase primarily was due to (i) increased professional fees of $116,000; (ii) increased stock based compensation of $949,000; (iii) increased insurance of $23,000; (iv) increased payroll of $17,000; (v) increased other expenses of $20,000; offset by (iv) decreased TransTech expenses of $258,000 (primarily salaries and rent). As part of the selling, general and administrative expenses for the six months ended March 31, 2020, we recorded $83,000 of investor relation expenses and business development expenses.

Other (Expense), Net

Other expense, net for the six months ended March 31, 2020 was $2,917,000 as compared to other expense, net of $396,000 for the six months ended March 31, 2019. The other expense for the six months ended March 31, 2020 included (i) interest expense of $2,981,000; offset by (ii) other income of $64,000.

The other expense, net for the six months ended March 31, 2019 included (i) interest expense of $409,000; offset by (ii) other income of $13,000.

Net Loss

Net loss for the six months ended March 31, 2020 was $6,346,000 as compared to $2,211,000 for the six months ended March 31, 2019. The net loss for the six months ended March 31, 2020 included non-cash items of non-cash expenses of $4,510,000. The non-cash items include (i) depreciation and amortization of $121,000; (ii) issuance of capital stock for services and expenses of $1,026,000; (iii) stock based compensation of $566,000; (iv) amortization of debt discount as interest expense of $2,792,000; and (v) other of $5,000. TransTech’s net income from operations was $68,000 for the six months ended March 31, 2020.

The net loss for the six months ended March 31, 2019, included non-cash expenses of $1,146,000. The non-cash items included (i) depreciation and amortization of $133,000; (ii) stock based compensation of $293,000; (iii) issuance of capital stock for services and expenses of $349,000; (iv) amortization of debt discount as interest expense of $362,000; and (v) other of $9,000. TransTech’s net loss from operations was $36,000 for the six months ended March 31, 2019.

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

We had cash of approximately $777,000 and a net working capital deficit of approximately $722,000 (net of convertible notes payable and right of use asset and liabilities) as of March 31, 2020.  We have experienced net losses since inception and we expect losses to continue as we commercialize our ChromaID™ technology. As of March 31, 2020, we had an accumulated deficit of $48,749,000 and net losses in the amount of $6,346,000, $7,612,000 and $3,258,000 for the six months ended March 31, 2020 and the year ended September 30, 2019 and 2018, respectively. We believe that our cash on hand including funding closed since March 31, 2020 will be sufficient to fund our operations through early 2021. During the six months ended March 31, 2020, the Company incurred non-cash expenses of $4,510,000.

During April 2020, we closed additional rounds of a debt offering and received gross proceeds of $1,979,500 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The Convertible Notes are initially convertible into 1,979,500 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 989,750 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments. In connection with the debt offering, the placement agent for the Convertible Notes and the Warrants received a cash fee of $193,662 and warrants to purchase 237,540 shares of the Company’s common stock, all based on 8% of gross proceeds to the Company.

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

The proceeds of warrants which are not expected to be cashless are expected to generate potential proceeds of up to $6,045,000.

Operating Activities

Net cash used in operating activities for the six months ended March 31, 2020 was $1,688,000. This amount was primarily related to (i) a net loss of $6,346,000; offset by (ii) working capital changes of $148,000; and (iii) non-cash expenses of $4,510,000. The non-cash items include (iv) depreciation and amortization of $121,000; (v) issuance of capital stock for services and expenses of $1,026,000; (vi) stock based compensation of $566,000; (vi) amortization of debt discount as interest expense of $2,792,000; and (vii) other of $5,000.

Investing Activities

Net cash used in investing activities for the six months ended March 31, 2020 and 2019 was $28,000 and $75,000. This amount was primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2020 and 2019 was $592,000 and $3,810,000. These amounts was primarily related to issuance of convertible notes payable of offset by payments of issuance costs from notes payable.

Our contractual cash obligations as of March 31, 2020 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$209,957	$133,996	$75,961	$-	$-
Convertible notes payable	3,402,606	3,402,606	-	-	-
	$3,612,563	$3,536,602	$75,961	$-	$-

(1)
Convertible notes payable includes $1,147,540 that converts into common stock at the maturity date during 2020 and $2,255,066 under various convertible promissory notes as of March 31, 2020 including $1,184,066 owed to entities controlled by our chairman. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID™” technologies. None of the expenditures are contractual obligations as of March 31, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2020 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2020.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Risks Related to Pandemics

The effects of the recent COVID-19 coronavirus pandemic are not immediately known, but may adversely affect our business, results of operations, financial condition, liquidity, and cash flow.

Presently, the impact of COVID-19 has not shown any imminent adverse effects on our business. This notwithstanding, it is still unknown and difficult to predict what adverse effects, if any, COVID-19 can have on our business, or against the various aspects of same.

As of the date of this Quarterly Report, COVID-19 coronavirus has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government and has resulted in several states being designated disaster zones. COVID-19 coronavirus caused significant volatility in global markets. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted, and additional cities are considering, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel and require non-essential businesses and organizations to close. While some states are considering lifting their “shelter-in-place” restrictions and travel bans, as they are removed there is no certainty that an outbreak will not occur and additional restrictions imposed again in response.

It is unclear how such restrictions, which will contribute to a general slowdown in the global economy, will affect our business, results of operations, financial condition and our future strategic plans.

Recent shelter-in-place and essential-only travel regulations could negatively impact our customers. In addition, while our products are manufactured in the United States, we still could experience significant supply chain disruptions due to interruptions in operations at any or all of our suppliers’ facilities or downline suppliers. If we experience significant delays in receiving our products we will experience delays in fulfilling orders and ultimately receiving payment, which could result in loss of sales and a loss of customers, and adversely impact our financial condition and results of operations. The current status of COVID-19 coronavirus closures and restrictions could also negatively impact our ability to receive funding from our existing capital sources as each business is and has been affected uniquely.

In addition, our headquarters are located in Seattle, Washington which was also recently subject of large COVID-19 outbreak. In response, Washington State governor, Jay Inslee, mandated a minimum 2 week stay at home order with exceptions only for essential businesses. While these restrictions are relatively recent as of the date of this Report, it is unclear at this time how these restrictions will be amended as the pandemic evolves. We are hopeful that COVID-19 closures will have only a limited effect on our operations and revenues.

General securities market uncertainties resulting from the COVID-19 pandemic.

Since the outset of the pandemic the United States and worldwide national securities markets have undergone unprecedented stress due to the uncertainties of the pandemic and the resulting reactions and outcomes of government, business and the general population. These uncertainties have resulted in declines in all market sectors, increases in volumes due to flight to safety and governmental actions to support the markets. As a result, until the pandemic has stabilized, the markets may not be available to the Company for purposes of raising required capital.  Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and/or scope of our operations.

Risks Relating to the Company Generally

We need additional financing to support our technology development and ongoing operations, pay our debts and maintain ownership of our intellectual properties.

We are currently operating at a loss. We believe that our cash on hand including the funds closed subsequent to March 31, 2020 will be sufficient to fund our operations through early 2021. We will need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.  We are seeking additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.  There can be no assurance that we will be able to sell that number of shares, if any.

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

As of March 31, 2020, we owe approximately $2,868,591 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

Mr. Erickson, our current chairman, and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $613,525 as of March 31, 2020.

We owe $2,255,066 under various convertible promissory notes as of March 31, 2020 including $1,184,066 owed to entities controlled by our chairman.

This excludes $1,147,540 of Convertible Notes and interest from a private placement to accredited investors in 2019. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on February 15, 2020.

During the three months ended March 31, 2020, we issued 4,114,800 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2019. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on February 15, 2020.

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

We have experienced net losses since inception. As of March 31, 2020, we had an accumulated deficit of $48,849,000 and net losses in the amount of $6,346,000, $7,612,000 and $3,258,000 for the six months ended March 31, 2020 and the years ended September 30, 2019 and 2018, respectively. During the six months ended March 31, 2020, the Company incurred non-cash expenses of $4,510,000.

There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our ChromaID and Bio-RFID business has produced minimal revenues and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

Revenues of our wholly-owned subsidiary, TransTech, have declined

We have not been able to successfully address this revenue decline of this subsidiary during the three months ended March 31, 2020, which is expected to result in the winding down of operations by June 30, 2020. The loss of the TransTech subsidiary revenue will impact our top line revenues and its operating results and may result in expenses associated with the winding down.

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

If we are not successful entering into appropriate collaboration arrangements or recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty successfully commercializing our technology, which would adversely affect our business, operating results and financial condition.

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

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 8,108,356 outstanding shares of Series C and D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of a Convertible Note Payable of $3,402,606 (9,020,264 common shares at the current price of $0.25 per share and 1,147,540 shares at $1.00 per share) and the exercise price of additional outstanding warrants to purchase 12,838,286 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 2,755,717 would adjust below $1.20 per share pursuant to the documents governing such instruments.

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

As of March 31, 2020, four individuals in the aggregate, assuming the exercise of all warrants to purchase common stock, hold shares representing approximately 55.9% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, the agreement with one of these individuals limits his ownership to 4.99% individually. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 31, 2020, we had 23,324,128 shares of common stock issued and outstanding, held by 135 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by us.  As of March 31, 2020, there were options outstanding for the purchase of 4,891,334 common shares (including unearned stock option grants totaling 2,680,000 shares), warrants for the purchase of 17,755,448 common shares, and 8,108,356 shares of our common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, we have 10,167,804 common shares (9,020,264 common shares at the current price of $0.25 per share and 1,147,540 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $3,402,606. All of which could potentially dilute future earnings per share.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2020, we had the following unregistered sales of equity securities:

On January 1, 2020, we issued 540,000 shares of restricted common stock to two Named Executive Officer, three directors and one consultant for services. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $1.90 per share, the market price of our common stock, or $1,026,000.

During the three months ended March 31, 2020, we issued 4,114,800 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2019. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on February 15, 2020.

During the three months ended March 31, 2020, we issued 201,271 shares of common stock and cancelled warrants to purchase 208,671 shares of common stock at $1.083 per share to four investors related to the cashless exercise of warrants.

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

10.13	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)
10.14
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

10.22
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

10.25
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

KNOW LABS, INC.
(Registrant)

Date: May 15, 2020	By:	/s/ Phillip A Bosua
Phillip A. Bosua
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)