Form 10-Q
period 2020-06-30
KNOW LABS, INC.
filed 2020-08-06
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of common stock, $.001 par value, issued and outstanding as of August 6, 2020: 24,483,555 shares.

ITEM 1. FINANCIAL STATEMENTS

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	September 30, 2019
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$4,662,371	$1,900,836
Accounts receivable, net of allowance of $0 and $40,000, respectively	-	63,049
Prepaid expenses	-	6,435
Inventories, net	-	7,103
Total current assets	4,662,371	1,977,423

PROPERTY AND EQUIPMENT, NET	107,743	130,472

OTHER ASSETS
Intangible assets	144,447	274,446
Other assets	25,180	13,766
Operating lease right of use asset	100,000	243,526

TOTAL ASSETS	$5,039,741	$2,639,633

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$434,790	$810,943
Accounts payable - related parties	6,628	7,048
Accrued expenses	166,235	460,055
Accrued expenses - related parties	683,677	458,500
Convertible notes payable	2,178,906	3,954,241
Note payable	226,170	-
Current portion of operating lease right of use liability	101,832	124,523
Total current liabilities	3,798,238	5,815,310

NON-CURRENT LIABILITIES:
Operating lease right of use liability, net of current portion	-	121,613
Settlement payable	825,000	-
Total non-current liabilities	825,000	121,613

COMMITMENTS AND CONTINGENCIES (Note 14)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at 6/30/2020 and 9/30/2019 respectively	-	-
Series A Convertible Preferred stock - $0.001 par value, 23,334 shares authorized, 0 shares issued and outstanding at 6/30/2020 and 9/30/2019, respectively	-	-
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized, 1,785,715 shares issued and outstanding at 6/30/2020 and 9/30/2019, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 1,016,014 shares authorized, 1,016,004 shares issued and outstanding at 6/30/2020 and 9/30/2019, respectively	1,015	1,015
Common stock - $0.001 par value, 100,000,000 shares authorized, 23,926,245 and 18,366,178 shares issued and outstanding at 6/30/2020 and 9/30/2019, respectively	23,929	18,366
Additional paid in capital	52,044,021	39,085,179
Accumulated deficit	(51,654,252)	(42,403,640)
Total stockholders' equity (deficit)	416,503	(3,297,290)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,039,741	$2,639,633

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
		(Restated)		(Restated)
REVENUE	$-	$381,270	$121,939	$1,577,191
COST OF SALES	-	275,819	69,726	1,202,944
GROSS PROFIT	-	105,451	52,213	374,247
RESEARCH AND DEVELOPMENT EXPENSES	375,243	441,541	1,313,546	832,555
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	634,169	689,027	3,177,661	2,381,977
OPERATING LOSS	(1,009,412)	(1,025,117)	(4,438,994)	(2,840,285)

OTHER INCOME (EXPENSE):
Interest expense	(1,188,874)	(1,462,376)	(4,170,038)	(1,871,703)
Other income	-	8,227	65,220	21,281
(Loss) gain on debt settlements	(706,800)	325,000	(706,800)	325,000
Total other (expense), net	(1,895,674)	(1,129,149)	(4,811,618)	(1,525,422)

LOSS BEFORE INCOME TAXES	(2,905,086)	(2,154,266)	(9,250,612)	(4,365,707)

Income taxes - current provision	-	-	-	-

NET LOSS	$(2,905,086)	$(2,154,266)	$(9,250,612)	$(4,365,707)

Basic and diluted loss per share	$(0.12)	$(0.12)	$(0.44)	$(0.24)

Weighted average shares of common stock outstanding- basic and diluted	23,715,823	18,197,308	20,842,782	17,955,281

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible		Series C Convertible		Series D Convertible				Additional		Total Stockholders'
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of October 1, 2018	20,000	$11	1,785,715	$1,790	1,016,004	$1,015	17,531,522	$17,531	$32,163,386	$(34,791,324)	$(2,607,591)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	171,499	-	171,499
Conversion of Series A Convertible Preferred Stock	-	-					279,929	280	(280)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(769,203)	(769,203)
Balance as of December 31, 2018	20,000	11	1,785,715	1,790	1,016,004	1,015	17,811,451	17,811	32,334,605	(35,560,527)	(3,205,295)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	91,648	-	91,648
Issuance of common stock for services	-	-	-	-	-	-	245,000	245	348,655	-	348,900
Conversion of Series A Preferred Stock	(20,000)	(11)	-	-	-	-	80,000	80	(69)	-	-
Beneficial conversion feature (Note 10)	-	-	-	-	-	-	-	-	1,570,049	-	1,570,049
Issuance of warrants to debt holders (Note 10)	-	-	-	-	-	-	-	-	1,244,263	-	1,244,263
Issuance of warrants for services related to debt offering (Note 10)	-	-	-	-	-	-	-	-	988,876	-	988,876
Stock based compensation- warrants	-	-	-	-	-	-	-	-	30,325	-	30,325
Issuance of common stock for warrant exercise	-	-	-	-	-	-	56,518	56	(56)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(1,442,238)	(1,442,238)
Balance as of March 31, 2019	-	-	1,785,715	1,790	1,016,004	1,015	18,192,969	18,192	36,608,296	(37,002,765)	(373,472)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	95,906	-	95,906
Beneficial conversion feature (Note 10)	-	-	-	-	-	-	-	-	1,287,912	-	1,287,912
Issuance of warrants to debt holders (Note 10)	-	-	-	-	-	-	-	-	140,266	-	140,266
Issuance of warrants for services related to debt offering (Note 10)	-	-	-	-	-	-	-	-	83,219	-	83,219
Issuance of common stock for warrant exercise	-	-	-	-	-	-	132,222	134	(134)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(2,154,266)	(2,154,266)
Balance as of June 30, 2019	-	$-	1,785,715	$1,790	1,016,004	$1,015	18,325,191	$18,326	$38,215,465	$(39,157,031)	$(920,435)

Balance as of October 1, 2019	-	-	1,785,715	1,790	1,016,004	1,015	18,366,178	18,366	39,085,179	(42,403,640)	(3,297,290)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	399,897	-	399,897
Stock option exercise	-	-	-	-	-	-	73,191	73	(73)	-	-
Beneficial conversion feature (Note 10)	-	-	-	-	-	-	-	-	330,082	-	330,082
Issuance of warrants to debt holders (Note 10)	-	-	-	-	-	-	-	-	168,270	-	168,270
Issuance of warrants for services related to debt offering (Note 10)	-	-	-	-	-	-	-	-	160,427	-	160,427
Issuance of common stock for exercise of warrants	-	-	-	-	-	-	28,688	29	(29)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(3,015,013)	(3,015,013)
Balance as of December 31, 2019	-	-	1,785,715	1,790	1,016,004	1,015	18,468,057	18,468	40,143,753	(45,418,653)	(5,253,627)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	165,829	-	165,829
Conversion of debt offering and accrued interest (Note 10)	-	-	-	-	-	-	4,114,800	4,115	4,110,685	-	4,114,800
Beneficial conversion feature (Note 10)	-	-	-	-	-	-	-	-	105,535	-	105,535
Issuance of warrants to debt holders (Note 10)	-	-	-	-	-	-	-	-	21,214	-	21,214
Issuance of warrants for services related to debt offering (Note 10)	-	-	-	-	-	-	-	-	9,542	-	9,542
Issuance of common stock for services	-	-	-	-	-	-	540,000	540	1,025,460	-	1,026,000
Issuance of common stock for exercise of warrants	-	-	-	-	-	-	201,271	201	(201)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(3,330,513)	(3,330,513)
Balance as of March 31, 2020	-	-	1,785,715	1,790	1,016,004	1,015	23,324,128	23,324	45,581,817	(48,749,166)	(3,141,220)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	135,744	-	135,744
Conversion of debt offering and accrued interest (Note 10)	-	-	-	-	-	-	467,117	470	471,725	-	472,195
Beneficial conversion feature (Note 10)	-	-	-	-	-	-	-	-	3,330,457	-	3,330,457
Issuance of warrants to debt holders (Note 10)	-	-	-	-	-	-	-	-	1,594,043	-	1,594,043
Issuance of warrants for services related to debt offering (Note 10)	-	-	-	-	-	-	-	-	856,370	-	856,370
Issuance of common stock for services	-	-	-	-	-	-	10,000	10	18,990	-	19,000
Issuance of common stock for exercise of warrants	-	-	-	-	-	-	125,000	125	54,875	-	55,000
Net loss	-	-	-	-	-	-	-	-	-	(2,905,086)	(2,905,086)
Balance as of June 30, 2020	-	$-	1,785,715	$1,790	1,016,004	$1,015	23,926,245	$23,929	$52,044,021	$(51,654,252)	$416,503

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	June 30, 2020	June 30, 2019
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,250,612)	$(4,365,707)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	164,078	156,931
Issuance of capital stock for services and expenses	1,045,000	348,900
Stock based compensation- warrants	-	30,325
Stock based compensation- stock option grants	701,470	359,053
Amortization of debt discount	3,874,018	1,736,357
Provision on loss on accounts receivable	-	67,792
Right of use, net	(778)	-
Loss on sale of assets	4,663	32,777
Loss (gain) on debt settlement	706,800	(325,000)

Changes in operating assets and liabilities:	-
Accounts receivable	63,049	170,861
Prepaid expenses	6,435	8,889
Inventory	7,103	139,645
Other assets	(11,414)	(6,597)
Accounts payable - trade and accrued expenses	24,073	(197,697)
Deferred revenue	-	(55,946)
NET CASH (USED IN) OPERATING ACTIVITIES	(2,666,115)	(1,899,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in research and development equipment	(13,055)	(79,934)
NET CASH (USED IN) INVESTING ACTIVITIES:	(13,055)	(79,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	226,170	-
Repayments on line of credit	-	(101,518)
Proceeds from convertible notes payable	5,639,500	4,242,490
Payments for issuance costs from notes payable	(479,965)	(407,321)
Issuance of common stock for warrant exercise	55,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,440,705	3,733,651

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,761,535	1,754,300

CASH AND CASH EQUIVALENTS, beginning of period	1,900,836	934,407

CASH AND CASH EQUIVALENTS, end of period	$4,662,371	$2,688,707

Supplemental disclosures of cash flow information:
Interest paid	$-	$21,299
Taxes paid	$1,928	$-

Non-cash investing and financing activities:
Beneficial conversion feature	$3,766,074	$2,857,960
Issuance of warrants to debt holders	$1,783,527	$1,384,530
Issuance of warrants for services related to debt offering	$1,026,339	$1,072,095
Cashless warant exercise (fair value)	$57,490	$117,165
Cashless stock options exercise (fair value)	$18,298	$-
Conversion of debt offering	$4,235,436	$-
Conversion of accrued interest	$351,089	$-

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2019, filed with the Securities and Exchange Commission (“SEC”) on December 27, 2019. The results of operations for the nine months ended June 30, 2020 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

On April 30, 2020, the Company approved and ratified the incorporation of Particle, Inc., a Nevada corporation. The Company is the sole shareholder as of the date of incorporation. As a result, Particle is a direct, majority owned subsidiary of the Company. Particle shall utilize the same corporate offices as the Company and shall focus on the development and commercialization of the Company’s extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains the parent company’s singular focus with its initial product, the UBAND™ non-invasive continuous glucose monitor.

On June 1, 2020, the Company approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with its majority owned subsidiary, Particle. Pursuant to the Agreement, Particle shall receive an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of June 30, 2020 the operations of Particle have generated no sales and operations are just commencing.

In 2010, the Company acquired TransTech Systems, Inc. as an adjunct to the Company’s business. TransTech is a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of the Company’s revenues. The financial results from our TransTech subsidiary have been diminishing as vendors of their products increasingly move to the Internet and direct sales to their customers. While it does provide the Company’s current revenues, it is not central to the Company’s current focus. Moreover, the Company has written down any goodwill associated with this acquisition. The Company shut down TransTech on June 30, 2020.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses $9,250,612, $7,612,316 and $3,257,597 for the nine months ended June 30, 2020 and the years ended September 30, 2019 and 2018, respectively. Net cash used in operating activities was $2,666,115, $3,104,035 and $1,117,131 for the nine months ended June 30, 2020 and the years ended September 30, 2019 and 2018, respectively. During the nine months ended June 30, 2020 and 2019, the Company incurred non-cash expenses of $6,613,451 and $2,407,135.

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2020, the Company’s accumulated deficit was $51,654,252.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings and loans from Ronald P. Erickson, the Company’s Chairman of the Board and Interim Chief Financial Officer, or entities with which he is affiliated. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our consolidated financial statements for the year ended September 30, 2019 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its cash on hand and received since June 30, 2020 will be sufficient to fund our operations through June 30, 2021. The Company needs additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

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

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, TransTech Systems, Inc. and RAAI Lighting, Inc., and majority-owned subsidiary, Particle. Inter-Company items and transactions have been eliminated in consolidation. The ownership of Particle not owned by the Company at June 30, 2020 is not material and thus no non-controlling interest is recognized.

Cash and Cash Equivalents – The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  At June 30, 2020, the Company had uninsured deposits in the amount of $4,412,371.

Accounts Receivable and Revenue – The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires the application of the five-step-principles-based-accounting-model for revenue recognition. These steps include (1) a legally enforceable contract, written or unwritten is identified; (2) performance obligations in the contracts are identified; (3) the transaction price reflecting variable consideration, if any, is identified; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when the control of goods is transferred to the customer at a particular time or over time. For TransTech, the Company extends thirty day terms to some customers. Accounts receivable were reviewed periodically for collectability.

TransTech Systems Inc. sold products directly to customers. the products were typically sold pursuant to purchase orders placed by our customers, and our terms and conditions of sale did not require customer acceptance. We accounted for a contract with a customer when there is a legally enforceable contract, which could be the customer’s purchase order, the rights of the parties are identified, the contract has commercial terms, and collectability of the contract consideration is probable. The majority of our contracts had a single performance obligation to transfer products and are short term in nature, usually less than one year. Our revenue was measured based on the consideration specified in the contract with each customer in exchange for transferring products that is generally based upon a negotiated, formula, list or fixed price. Revenue is recognized when control of the promised goods is transferred to our customer, which is either upon shipment from our dock, receipt at the customer’s dock, or removal from consignment inventory at the customer’s location, in an amount that reflects the consideration we expected to be entitled to receive in exchange for those goods. The Company shut down TransTech on June 30, 2020.

Allowance for Doubtful Accounts - We maintain an allowance for uncollectible accounts receivable. It is our practice to regularly review and revise, when deemed necessary, our estimates of uncollectible accounts receivable, which are based primarily on actual historical return rates. We record estimated uncollectible accounts receivable as selling, general and administrative expense. As of June 30, 2020 and September 30, 2019, there was a reserve for sales returns of $0 and $40,000, respectively, which is minimal based upon our historical experience. The Company shut down TransTech on June 30, 2020.

Equipment – Equipment consists of machinery, leasehold improvements, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 2-5 years.

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

The Company’s current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, the Company conducts on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. The Company also is actively involved in identifying new applications. The Company’s current internal team along with outside consultants has considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement our internal team. The Company believes that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $1,313,546, $1,257,872 and $570,514 for the nine months ended June 30, 2020 and the years ended September 30, 2019 and 2018, respectively, on development activities.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of June 30, 2020 and September 30, 2019 are based upon the short-term nature of the assets and liabilities.

The Company has a money market account which is considered a level 1 asset. The balance as of June 30, 2020 and September 30, 2019 was $4,352,188 and $1,901,278, respectively.

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

The Company determined that none of the conversion features within its currently outstanding convertible notes payable must be bifurcated and thus there was no derivative liability as of June 30, 2020 and September 30, 2019.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2020, there were options outstanding for the purchase of 4,895,000 common shares (including unearned stock option grants totaling 2,680,000 shares related to performance targets), warrants for the purchase of 20,663,573 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently had 14,659,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 5,639,500 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $7,894,566. All of which could potentially dilute future earnings per share but excluded from the June 30, 2020 calculation of net loss per share because their impact is antidilutive.

As of June 30, 2019, there were options outstanding for the purchase of 2,437,668 common shares (excluding unearned stock option grants), warrants for the purchase of 17,797,090 common shares, and 4,894,071 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company had 13,262,779 common shares (9,020,264 common shares at the current price of $0.25 per share and 4,424,515 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $6,497,556. These amounts are excluded from the June 30, 2019 net loss per share because their impact is antidilutive.

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

4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

Accounts receivable were $0 and $63,049, net of allowance, as of June 30, 2020 and September 30, 2019, respectively. The Company has a total allowance for bad debt in the amount of $0 and $40,000 as of June 30, 2020 and September 30, 2019, respectively. The decrease in accounts receivable related to the shutdown of TransTech on June 30, 2020.

5.  INVENTORIES

Inventories were $0 and $7,103 as of June 30, 2020 and September 30, 2019, respectively. Inventories consisted primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale. There was a $0 and $28,000 reserve for impaired inventory as of June 30, 2020 and September 30, 2019, respectively. The decrease in inventory related to the shutdown of TransTech on June 30, 2020.

6.  PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2020 and September 30, 2019 was comprised of the following:

	Estimated
	Useful Lives	June 30, 2020	September 30, 2019
Machinery and equipment	2-10 years	$315,692	$412,238
Leasehold improvements	2-3 years	3,612	3,612
Furniture and fixtures	2-3 years	26,855	58,051
Software and websites	3-7 years	-	35,830
Less: accumulated depreciation		(238,416)	(379,259)
		$107,743	$130,472

Total depreciation expense was $51,005 and $70,265 for the nine months ended June 30, 2020 and 2019, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

The Company retired assets at TransTech with a net book value of $4,358 as of June 30, 2020. The Company shut down TransTech on June 30, 2020.

7.  INTANGIBLE ASSETS

Intangible assets as of June 30, 2020 and September 30, 2019 consisted of the following:

	Estimated	June 30,	September 30,
	Useful Lives	2020	2019

Technology	3	$520,000	$520,000
Less: accumulated amortization		(375,553)	(245,554)
Intangible assets, net		$144,447	$274,446

Total amortization expense was $129,999 for the nine months ended June 30, 2020 and 2019, respectively.

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

8. ACCOUNTS PAYABLE

Accounts payable were $434,790 and $810,943 as of June 30, 2020 and September 30, 2019, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company. The Company expects to settle the TransTech accounts payable during 2020. The Company shut down TransTech on June 30, 2020.

9. LEASES

The Company has entered into operating leases for office and development facilities. These leases have terms which range from two to three years and include options to renew. These operating leases are listed as separate line items on the Company's June 30, 2020 and September 30, 2019 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's June 30, 2020 and September 30, 2019 Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $250,000 on October 1, 2018. Operating lease right-of-use assets and liabilities commencing after October 1, 2018 are recognized at commencement date based on the present value of lease payments over the lease term. During the nine months ended June 30, 2020 and the year ended September 30, 2019, the Company had one lease expire and recognized the rent payments as an expense in the current period. As of June 30, 2020 and September 30, 2019, total right-of-use assets and operating lease liabilities for remaining long term lease was approximately $100,000 and $246,000, respectively. In the nine months ended June 30, 2020 and 2019, the Company recognized approximately $135,828 and $133,996, respectively in total lease costs for the leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the nine months ended June 30, 2020 was as follows:

Cash paid for ROU operating lease liability $100,497
Weighted-average remaining lease term 1.75 years
Weighted-average discount rate 10%

The minimum future lease payments as of June 30, 2020 are as follows:

Year	$
2021	$133,996
Imputed interest	(32,164)
Total lease liability	$101,832

10. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible notes payable as of June 30, 2020 and September 30, 2019 consisted of the following:

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. The Company recorded accrued interest of $69,671 and $62,171 as of June 30, 2020 and September 30, 2019, respectively. On May 8, 2019, the Company signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to September 30, 2019. On November 26, 2019, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to June 30, 2020. Mr. Struve also invested $1,000,000 in the May 2019 Debt Offering. On May 11, 2020, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2020.

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $127,295 and $73,964 as of June 30, 2020 and September 30, 2019, respectively. On May 8, 2019, the Company signed Amendment 1 to the convertible redeemable promissory notes, extending the due dates to September 30, 2019 and increasing the interest rate to 6%. On November 26, 2019, the Company signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to June 30, 2020. On May 11, 2020, the Company signed Amendment 3 to the convertible promissory or OID notes, extending the due dates to September 30, 2020.

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

During the nine months ended June 30, 2020, the Company issued 4,581,917 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2019. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on February 15, 2020.

Debt Offering during the Nine months ended June 30, 2020

During the nine months ended June 30, 2020, the Company closed additional rounds of a debt offering and received gross proceeds of $5,639,500 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

The Convertible Notes are initially convertible into 5,639,500 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 2,819,750 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments.

The fair value of the Warrants issued to debt holders was $1,594,083 on the date of issuance and will be amortized over the one-year term of the Convertible Notes.

In connection with the debt offering, the placement agent for the Convertible Notes and the Warrants received a cash fee of $411,950 and warrants to purchase 615,675 shares of the Company’s common stock, all based on 6.3-8%% of gross proceeds to the Company. The warrants issued for these services had a fair value of $1,016,797 at the date of issuance. The fair value of the warrants was recorded as debt discount (with an offset to APIC) and will be amortized over the one-year term of the Convertible Notes. The $411,950 cash fee was recorded as issuance costs and will be amortized over the one-year term of the related Convertible Notes.

The Company recorded a debt discount of $3,766,074 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the one-year term of the Convertible Notes.

During the nine months ended June 30, 2020, amortization related to the 2019 and 2020 debt offerings of $4,109,599 of the beneficial conversion feature, warrants issued to debt holders and placement agent was recognized as interest expense in the consolidated statements of operations.

Convertible notes payable as of June 30, 2020 and September 30, 2019 are summarized below:

	June 30, 2020	September 30, 2019
Convertible note- Clayton A. Struve	$1,071,000	$1,071,000
Convertible note- Ronald P. Erickson and affiliates	1,184,066	1,184,066
2019 Convertible notes	4,242,490	4,242,515
Q1 2020 Convertible notes	520,000	-
Q2 2020 Convertible notes	195,000	-
Q3 2020 Convertible notes	4,924,500	-
Bousted fee refund (originally booked as contra debt)	50,000	-
Less conversions	(4,242,490)	-
Less debt discount - BCF	(3,077,151)	(1,273,692)
Less debt discount - warrants	(1,485,512)	(616,719)
Less debt discount - warrants issued for services	(1,202,997)	(652,919)
	$2,178,906	$3,954,251

Note Payable

On April 30, 2020, the Company received $226,170 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). During the nine months ended June 30, 2020, the Company recorded interest expense of $390. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven.

11. EQUITY

Authorized Capital Stock

The Company authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

As of June 30, 2020, the Company had 23,926,245 shares of common stock issued and outstanding, held by 126 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.  As of June 30, 2020, there were options outstanding for the purchase of 4,895,000 common shares (including unearned stock option grants totaling 2,680,000 shares related to performance targets), warrants for the purchase of 20,663,573 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 14,659,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 5,639,500 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $7,894,566. All of which could potentially dilute future earnings per share.

Voting Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

Series C and D Preferred Stock and Warrants

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. On June 30, 2020 and September 30, 2019 there are 1,785,715 Series C Preferred shares outstanding.

As of June 30, 2020, and September 30, 2019, the Company has 1,016,014 of Series D Preferred Stock outstanding with Clayton A. Struve, an accredited investor. On August 14, 2017, the price of the Series D Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments.

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

Series F Preferred Stock

On August 1, 2018, the Company filed with the State of Nevada a Certificate of Designation establishing the Designations, Preferences, Limitations and Relative Rights of Series F Preferred Stock. The Designation authorized 500 shares of Series F Preferred Stock. The Series F Preferred Stock shall only be issued to the current Board of Directors on the date of the Designation’s filing and is not convertible into common stock. As set forth in the Designation, the Series F Preferred Stock has no rights to dividends or liquidation preference and carries rights to vote 100,000 shares of common stock per share of Series F upon a Trigger Event, as defined in the Designation. A Trigger Event includes certain unsolicited bids, tender offers, proxy contests, and significant share purchases, all as described in the Designation. Unless and until a Trigger Event, the Series F shall have no right to vote. The Series F Preferred Stock shall remain issued and outstanding until the date which is 731 days after the issuance of Series F Preferred Stock (“Explosion Date”), unless a Trigger Event occurs, in which case the Explosion Date shall be extended by 183 days. As of June 30, 2020 and September 30, 2019, there are no Series F shares outstanding.

Securities Subject to Price Adjustments

In the future, if the Company sells its common stock at a price below $0.25 per share, the exercise price of 8,108,356 outstanding shares of Series C and D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of Convertible Notes Payable of $7,894,566 or 14,659,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 5,639,500 common shares at the current price of $1.00 per share) and the exercise price of additional outstanding warrants to purchase 12,738,286 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 5,763,842 would adjust below $1.20 per share pursuant to the documents governing such instruments.

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

The following equity issuances occurred during the nine months ended June 30, 2020:

On November 9, 2019, a former employee exercised stock option grants on a cashless basis. The former employee received 73,191 shares of common stock for vested stock option grants. The stock option grant had an exercise price of $0.25 per share.

During the nine months ended June 30, 2020, the Company issued 550,000 shares of restricted common stock for services. The shares were issued were valued at $1.90 per share, the market price of our common stock, or $1,045,000.

During the nine months ended June 30, 2020, the Company issued 4,581,917 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2019. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on February 15, 2020.

During the nine months ended June 30, 2020, the Company issued 354,959 shares of common stock at $0.789 per share related to the exercise of warrants.

Warrants to Purchase Common Stock

The following warrant transactions occurred during the nine months ended June 30, 2020:

During the nine months ended June 30, 2020, the Company issued 354,959 shares of common stock at $0.923 per share and cancelled warrants to purchase 213,983 shares of common stock at $$1.065 per share to related to the exercise of warrants.

During the nine months ended June 30, 2020, the Company issued 50,000 shares of common stock at $2.00 per share. The warrant was valued at $1.765 per share.

Debt Offering Warrants

The Warrants issued for the 2020 Debt Offering were granted on a 1:0.5 basis (one-half Warrant for each full share of Common Stock into which the Convertible Notes are convertible). The Warrants have a five-year term and an exercise price equal to 120% of the per share conversion price of the Qualified Financing or other mandatory conversion.

Warrants issued in connection with 2020 debt offering are initially exercisable for 2,819,750 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments.

In connection with the 2020 debt offering, the placement agent for the Convertible Notes and the Warrants received warrants to 615,675 shares of the Company’s common stock, all based on 8% of gross proceeds to the Company.

A summary of the warrants outstanding as of June 30, 2020 were as follows:

	June 30, 2020
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	17,747,090	$0.455
Issued	3,485,425	1.211
Exercised	(354,959)	(0.923)
Forfeited	(213,983)	(1.065)
Expired	-	-
Outstanding at end of period	20,663,573	$0.570
Exerciseable at end of period	20,663,573

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2020:

	June 30, 2020
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
13,233,286	2.00	$0.250	13,233,286	$0.250
714,286	1.08	0.700	714,286	0.700
882,159	1.37	1.000	882,159	1.000
5,763,842	4.40	1.20-1.50	5,763,842	1.20-1.50
70,000	4.26	2.00-4.08	70,000	2.34-4.08

20,663,573	3.36	$0.570	20,663,573	$0.570

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the nine months ended June 30, 2020 were as follows:

0%
5 years
176%-177%
1.51%-1.71%

There were vested and in the money warrants of 20,593,573 as of June 30, 2020 with an aggregate intrinsic value of $26,079,148.

12. STOCK OPTIONS

On May 22, 2019, the Compensation Committee approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 2,500,000 to 3,000,000 to common shares. There were options outstanding for the purchase of 4,895,000 common shares (including unearned stock option grants totaling 2,680,000 shares related to performance targets).

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

Stock Option Activity

The Company had the following stock option transactions during the nine months ended June 30, 2020:

During the nine months ended June 30, 2020, the Company granted stock option grants to executives, directors and consultants for 3,025,000 shares with an exercise price of $1.126 per share. The grants expire in five years and generally vest quarterly over four years. Stock option grants totaling 2,400,000 shares of common stock are performance stock option grants and are not vested until the performance is achieved.

During the nine months ended June 30, 2020, executives and employees voluntarily cancelled stock option grants for 2,589,477 shares with an exercise price of $2.656 per share.

On November 9, 2019, a former employee exercised stock option grants on a cashless basis. The former employee received 73,191 shares of common stock for vested stock option grants totaling 93,750 shares. The stock option grant had an exercise price of $0.25 per share.

There are currently 4,895,000 (including unearned stock option grants totaling 2,680,000 shares related to performance targets) options to purchase common stock at an average exercise price of $1.163 per share outstanding as of June 30, 2020 under the 2011 Stock Incentive Plan. The Company recorded $135,744 and $359,051 of compensation expense, net of related tax effects, relative to stock options for the nine months ended June 30, 2020 and 2019 and in accordance with ASC 718. As of June 30, 2020, there is approximately $479,209, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.94 years.

Stock option activity for the nine months ended June 30, 2020 and the years ended September 30, 2019 and 2018 was as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2017	15,404	$14.68	$226,059
Granted	2,180,000	1.683	3,668,500
Exercised	-	-	-
Forfeitures	(12,736)	14.764	(188,040)
Outstanding as of September 30, 2018	2,182,668	1.698	3,706,519
Granted	2,870,000	2.615	7,504,850
Exercised	-	-	-
Forfeitures	(520,000)	(3.906)	(2,031,000)
Outstanding as of September 30, 2019	4,532,668	2.025	9,180,369
Granted	3,025,000	1.126	3,406,600
Exercised	(73,191)	(0.250)	(18,298)
Forfeitures	(2,589,477)	(2.656)	(6,877,721)
Outstanding as of June 30, 2020	4,895,000	$1.163	$5,690,950

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2020:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life In Years	Weighted Average Exercise Price Outstanding	Number Exercisable	Weighted Average Exercise Price Exercisable
$0.25	230,000	2.96	$0.250	115,000	$0.250
1.10-1.25	2,940,000	4.35	1.36	270,833	1.139
1.28-1.50	1,610,000	4.35	1.31	585,625	1.292
1.79-2.25	115,000	4.00	0.96	65,000	0.852
	4,895,000	3.94	$1.163	1,036,458	$1.186

There were in the money stock option grants of 4,895,000 shares as of June 30, 2020 with an aggregate intrinsic value of $2,679,000.

On May 21, 2020, Particle approved a 2020 Stock Incentive Plan and reserved 8,000,000 shares under the Plan. The Plan requires vesting annually over four years, with no vesting in the first two quarters.

On May 21, 2020, Particle approved stock option grants for 3,900,000 shares at $0.10 per share. The stock option grants vest annually over four years, with no vesting in the first two quarters. On May 21, 2020, Particle approved stock option grants for 1,500,000 shares at $0.10 per share to both Phillip A. Bosua and Ronald P. Erickson. The stock option grants vest (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved. All stock option grants were finalized during July 2020.

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

On April 29, 2020, the Company increased the salary of Ronald P. Erickson by $20,000 per year. On June 1, 2020, the Company began paying Mr. Erickson $10,000 per month for his work on Particle, Inc.

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $575,797 and $487,932 as of June 30, 2020 and September 30, 2019, respectively.

On May 21, 2020, Particle approved a stock option grant for 1,500,000 shares at $0.10 per share to Ronald P. Erickson. The stock option grant vests (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved. The stock option grant was finalized during July 2020.

Related Party Transaction with Phillip A. Bosua

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

On April 29, 2020, the Company increased the salary of Phillip A. Bosua by $20,000 per year. On June 1, 2020, the Company began paying Mr. Bosua $10,000 per month for his work on Particle, Inc.

On May 21, 2020, Particle approved a stock option grant for 1,500,000 shares at $0.10 per share to Phillip A. Bosua. The stock option grant vests (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved. The stock option grant was finalized during July 2020.

Other Stock Option Grants and Cancellations

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

On June 26, 2020, the Company leased temporary lab facilities located at 3131 Western Avenue, Suite A350, Seattle, WA 98121. The Company leased 5,707 square feet and the net monthly payment is $11,414. The lease expires on June 30, 2021 and can be terminated with 30 days written notice.

15. SEGMENT REPORTING

The management of the Company considers the business to have two operating segments (i) the development of the Bio-RFID™” and “ChromaID™” technologies; (ii) Particle, Inc. technology; and (iii) TransTech, a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of the Company’s revenues. TransTech was shut down on June 30, 2020. Particle just commenced operations in the quarter ended June 30, 2020.

The reporting for the three and nine months ended June 30, 2020 and 2019 was as follows (in thousands):

			Segment
		Gross	Operating	Segment
Segment	Revenue	Margin	Profit (Loss)	Assets
Three Months Ended June 30, 2020
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(932)	$4,894
Particle, Inc. technology	-	-	(75)	146
TransTech distribution business	-	-	(2)	-
Total segments	$-	$-	$(1,009)	$5,040

Three Months Ended June 30, 2019
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(980)	$3,150
TransTech distribution business	381	105	(45)	173
Total segments	$381	$105	$(1,025)	$3,323

			Segment
		Gross	Operating	Segment
Segment	Revenue	Margin	Profit (Loss)	Assets
Nine Months Ended June 30, 2020
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(4,368)	$4,894
Particle, Inc. technology	-	-	(75)	146
TransTech distribution business	122	52	4	-
Total segments	$122	$52	$(4,439)	$5,040

Nine Months Ended June 30, 2019
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(2,759)	$3,150
TransTech distribution business	1,577	374	(81)	173
Total segments	$1,577	$374	$(2,840)	$3,323

During the nine months ended June 30, 2020, the Company incurred non-cash expenses of $6,613,451.

16.   SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to June 30, 2020, there were the following material transactions that require disclosure:

On July 1, 2020, the Company entered into a Settlement Agreement and General Mutual Release with a shareholder of the Company. On July 6, 2020, the shareholder paid $125,000 to the Company and the Company issued 500,000 shares of common stock. The Company accrued for the loss on debt settlement of $825,000 as of June 30, 2020 which represents the difference between the fair market value of the stock and $125,000 paid by the shareholder.

During July 2020, Particle closed Simple Agreement for Future Equity (SAFE) funding with accredited investors of $785,000 and received gross proceeds of $733,585. In connection with the SAFE funding, the placement agent for the private placement received a cash fee of $47,100.

On May 21, 2020, Particle approved stock option grants for 3,900,000 shares at $0.10 per share. The stock option grants vest annually over four years, with no vesting in the first two quarters. On May 21, 2020, Particle approved stock option grants for 1,500,000 shares at $0.10 per share to both Phillip A. Bosua and Ronald P. Erickson. The stock option grants vest (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved. All stock option grants were finalized during July 2020.

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

Historically, we have focused on the development of our proprietary ChromaID technology. Using light from low-cost LEDs (light emitting diodes) the ChromaID technology maps the color of substances, fluids and materials. With our proprietary processes we can authenticate and identify based upon the color that is present. The color is both visible to us as humans but also outside of the humanly visible color spectrum in the near infra-red and near ultra-violet and beyond. Our ChromaID scanner sees what we like to call “Nature’s Color Fingerprint.” Everything in nature has a unique color identifier and with ChromaID we can see, and identify, and authenticate based upon the color that is present. Our ChromaID scanner is capable of uniquely identifying and authenticating almost any substance or liquid using light to record, detect and identify its unique color signature. More recently, we have focused upon extensions and new inventions that are derived from and extend beyond our ChromaID technology. We call this new technology “Bio-RFID.” The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our Company as we work to create revenue generating products for the marketplace. Today, our sole focus of the Company is on its Bio-RFID technology and its commercialization.

On April 30, 2020, we approved and ratified the incorporation of Particle, Inc., a Nevada corporation. We were the sole shareholder as of the date of incorporation. Particle is now a direct, majority owned subsidiary of the Company. Particle shall utilize the same corporate offices as the Company and shall focus on the development and commercialization of our extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains the parent company’s singular focus with its initial product, the UBAND™ non-invasive continuous glucose monitor.

On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with our majority owned subsidiary, Particle. Pursuant to the Agreement, Particle shall receive an exclusive non-transferrable license to use certain of our patents and trademarks, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000.

In 2010, we acquired TransTech Systems, Inc. as an adjunct to our business. TransTech is a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of the Company’s revenues. The financial results from our TransTech subsidiary have been diminishing as vendors of their products increasingly move to the Internet and direct sales to their customers. While it does provide our current revenues, it is not central to our current focus as a Company. Moreover, we have written down any goodwill associated with its historic acquisition. We shut down TransTech on June 30, 2020.

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

Our latest technology platform is called Bio-RFID. Working in our lab over the last two years, we have developed extensions and new inventions derived in part from our ChromaID technology which we refer to as Bio-RFID technology. We are rapidly advancing the development of this technology. We have announced over the past year that we have successfully been able to non-invasively ascertain blood glucose levels in humans. We are building the internal and external development team necessary to commercialize this newly discovered technology as well as make additional patent filings covering the intellectual property created with these new inventions. The first applications of our Bio-RFID technology will be in a product we call the UBAND™. The first UBAND product will be marketed as a Continuous Glucose Monitor. It is a wearable product which will be worn on the wrist or ankle and communicate with a smart phone device via Bluetooth connectivity. It will provide the user with real time information on their blood glucose levels. This initial product will require US Food and Drug Administration approval prior to its introduction to the market.

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

The issued patents cover the fundamental aspects of the Know Labs ChromaID technology and a number of unique applications. We have filed patents on the fundamental aspects of our Bio-RFID technology and growing number of unique applications. We will continue to expand the Company’s patent portfolio. Particle has applied for three patents related to its light technology.

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

Research and Development

Our current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. We are also actively involved in identifying new applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies and their application. We engage third party experts as required to supplement our internal team. We believe that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $1,313,546 and $832,555 for the nine months ended June 30, 2020 and 2019, respectively, on development activities.

On April 30, 2020, the Company approved and ratified the incorporation of Particle. Particle is focused on the development and commercialization of the Company’s extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains the parent company’s singular focus with its initial product, the UBAND™ non-invasive continuous glucose monitor. Since incorporation, Particle has engaged in research and development activities.

Merger with RAAI Lighting, Inc.

On April 10, 2018, we entered into an Agreement and Plan of Merger with 500 Union Corporation, a Delaware corporation and a wholly owned subsidiary of the Company, and RAAI Lighting, Inc., a Delaware corporation. Pursuant to the Merger Agreement, we acquired all the outstanding shares of RAAI’s capital stock through a merger of Merger Sub with and into RAAI (the “Merger”), with RAAI surviving the Merger as a wholly owned subsidiary of the Company.

EMPLOYEES

As of June 30, 2020, we had six full-time employees. Our senior management and five other personnel are located in our Seattle, Washington offices. We also utilize consulting firms and people to supplement our workforce.

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

CORPORATE INFORMATION

We were incorporated under the laws of the State of Nevada on October 8, 1998. Our executive offices are located at 500 Union Street, Suite 810, Seattle, WA 98101. Our telephone number is (206) 903-1351 and its principal website address is located at www.knowlabs.co. The information on our website is not incorporated as a part of this Form 10-Q.

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

RESULTS OF OPERATIONS

In 2010, we acquired TransTech Systems, Inc. as an adjunct to our business. TransTech is a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of our revenues. The financial results from our TransTech subsidiary have been diminishing as vendors of their products increasingly move to the Internet and direct sales to their customers. While it does provide our current revenues it is not central to our current focus. Moreover, we have written down any goodwill associated with its historic acquisition. We shut down TransTech completely on June 30, 2020. During the quarter ended June 30, 2020 we formed and started the operations of our majority owned subsidiary Particle which shall focus on the development and commercialization of the Company’s extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains the parent company’s singular focus with its initial product, the UBAND™ non-invasive continuous glucose monitor.

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Three Months Ended June 30,
	2020	2019	$ Variance	% Variance

Revenue	$-	$381	$(381)	-100.0%
Cost of sales	-	276	(276)	100.0%
Gross profit	-	105	(105)	-100.0%
Research and development expenses	375	442	(67)	15.2%
Selling, general and administrative expenses	634	688	(54)	7.8%
Operating loss	(1,009)	(1,025)	16	123.0%
Other (expense) income:
Interest expense	(1,189)	(1,462)	273	18.7%
Other income (expense)	-	8	(8)	-100.0%
(Loss) gain on debt settlements	(707)	325	(1,032)	-317.5%
Total other income (expense)	(1,896)	(1,129)	(767)	-67.9%
(Loss) before income taxes	(2,905)	(2,154)	(751)	-34.9%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(2,905)	$(2,154)	$(751)	-34.9%

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2019

Sales

Revenue for the three months ended June 30, 2020 decreased $381,000 to $0 as compared to $381,000 for the three months ended June 30, 2019. We shut down TransTech on June 30, 2020.

Cost of Sales

Cost of sales for the three months ended June 30, 2020 decreased $276,000 to $0 as compared to $276,000 for the three months ended June 30, 2019. We shut down TransTech on June 30, 2020.

Gross profit was $0 for the three months ended June 30, 2020 as compared to $105,000 for the three months ended June 30, 2019. Gross profit was 0% for the three months ended June 30, 2020 as compared to 23.4% for the three months ended June 30, 2019. We shut down TransTech on June 30, 2020.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2020 decreased $67,000 to $375,000 as compared to $442,000 for the three months ended June 30, 2019. The decrease was due to reduced personnel, use of consultant and expenditures related to the development of our Bio-RFID™ technology while we continue our effort with obtaining FDA approval.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2020 decreased $54,000 to $634,000 as compared to $688,000 for the three months ended June 30, 2019.

The decrease primarily was due to (i) decreased professional fees of $60,000; (ii) increased amortization of $43,000; (iii) increased insurance of $21,000; (iv) decreased travel of $26,000; (v) increased other expenses of $52,000; and increased Particle expenses of $64,000 (primarily payroll); offset by (vi) decreased TransTech expenses of $148,000 (primarily salaries and rent). As part of the selling, general and administrative expenses for the three months ended June 30, 2020, we recorded $61,000 of investor relation expenses and business development expenses.

Other (Expense), Net

Other expense, net for the three months ended June 30, 2020 was $1,896,000 as compared to other expense, net of $1,129,000 for the three months ended June 30, 2019. The other expense, net for the three months ended June 30, 2020 included (i) interest expense of $1,189,000 and (ii) loss on debt settlement of $707,000. On July 1, 2020, we entered into a Settlement Agreement and General Mutual Release with a shareholder of the Company. On July 6, 2020, the shareholder paid $125,000 to us and we issued 500,000 shares of common stock. We accrued for the loss on debt settlement of $825,000 as of June 30, 2020. This loss was reduced by a gain on settlement of certain TransTech liabilities of approximately $118,000.

The other expense for the three months ended June 30, 2019 included (i) interest expense of $1,462,000; offset by (ii) other income of $8,000; and (iii) gain on debt settlements of $325,000. The gain on debt settlements related to the settlement of old accounts payable.

Net Loss

Net loss for the three months ended June 30, 2020 was $2,905,000 as compared to $2,154,000 for the three months ended June 30, 2019. The net loss for the three months ended June 30, 2020 included non-cash items of $1,278,000. The non-cash items include (i) depreciation and amortization of $43,000; (ii) stock based compensation of $136,000; (iii) issuance of capital stock for services and expenses of $19,000; (iv) amortization of debt discount as interest expense of $1,082,000; offset by (v) other of $2,000.

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

We expect losses to continue as we commercialize our ChromaID™ and Bio-RFID™ technology.

	Nine Months Ended June 30,
	2020	2019	$ Variance	% Variance

Revenue	$122	$1,577	$(1,455)	-92.3%
Cost of sales	70	1,203	(1,133)	94.2%
Gross profit	52	374	(322)	-86.1%
Research and development expenses	1,313	833	480	-57.6%
Selling, general and administrative expenses	3,178	2,381	797	-33.5%
Operating loss	(4,439)	(2,840)	(1,599)	-5.0%
Other (expense) income:
Interest expense	(4,170)	(1,872)	(2,298)	-122.8%
Other income (expense)	65	21	44	209.5%
(Loss) gain on debt settlements	(707)	325	(1,032)	-317.5%
Total other income (expense)	(4,812)	(1,526)	(3,286)	-215.3%
(Loss) before income taxes	(9,251)	(4,366)	(4,885)	-111.9%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(9,251)	$(4,366)	$(4,885)	-111.9%

NINE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2019

Sales

Revenue for the nine months ended June 30, 2020 decreased $1,455,000 to $122,000 as compared to $1,577,000 for the nine months ended June 30, 2019. The decrease was due to lower sales by TransTech as we wind down TransTech. We shut down TransTech on June 30, 2020.

Cost of Sales

Cost of sales for the nine months ended June 30, 2020 decreased $1,133,000 to $70,000 as compared to $1,203,000 for the nine months ended June 30, 2019. The decrease was due to lower sales by TransTech as we wind down TransTech. We shut down TransTech on June 30, 2020.

Gross profit was $52,000 for the nine months ended June 30, 2020 as compared to $374,000 for the nine months ended June 30, 2019. Gross profit was 20.2% for the nine months ended June 30, 2020 as compared to 23.7% for the nine months ended June 30, 2019. We have focused TransTech on maximizing profits at the current sales level.

Research and Development Expenses

Research and development expenses for the nine months ended June 30, 2020 increased $480,000 to $1,313,000 as compared to $833,000 for the nine months ended June 30, 2019. The increase was due to the hiring of additional personnel, the use of consultant and expenditures related to the development of our Bio-RFID™ technology, including obtaining FDA approval.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2020 increased $797,000 to $3,178,000 as compared to $2,381,000 for the nine months ended June 30, 2019.

The increase primarily was due to (i) decreased professional fees of $55,000; (ii) increased insurance of $31,000; (iii) decreased travel of $29,000; (iv) increased payroll of $44,000; (v) increased stock based compensation of $1,149,000; and (vi) increased Particle expenses of $64,000 (primarily payroll); and offset by (vii) decreased TransTech expenses of $407,000 (primarily salaries and rent. As part of the selling, general and administrative expenses for the three months ended June 30, 2020, we recorded $144,000 of investor relation expenses and business development expenses.

Other (Expense), Net

Other expense, net for the nine months ended June 30, 2020 was $4,812,000 as compared to other expense, net of $1,526,000 for the nine months ended June 30, 2019. The other expense for the nine months ended June 30, 2020 included (i) interest expense of $4,170,000 and (ii) loss on debt settlement of $707,000, offset by (iii) other income of $65,000. On July 1, 2020, we entered into a Settlement Agreement and General Mutual Release with a shareholder of the Company. On July 6, 2020, the shareholder paid $125,000 to us and we issued 500,000 shares of common stock. We accrued for the loss on debt settlement of $825,000 as of June 30, 2020. This loss was reduced by a gain on settlement of certain TransTech liabilities of approximately $118,000.

The other expense for the nine months ended June 30, 2019 included (i) interest expense of $1,872,000; offset by (ii) other income of $22,000; and (iii) gain on debt settlements of $325,000. The gain on debt settlements related to the settlement of old accounts payable.

Net Loss

Net loss for the nine months ended June 30, 2020 was $9,251,000 as compared to $4,366,000 for the nine months ended June 30, 2019. The net loss for the nine months ended June 30, 2020 included non-cash items of non-cash expenses of $6,613,000. The non-cash items include (i) depreciation and amortization of $164,000; ii) issuance of capital stock for services and expenses of $1,045,000; (iii) stock based compensation of $701,000; (iv) amortization of debt discount as interest expense of $3,874,000; (v) loss on debt settlement of $825,000; and (vi) other of $4,000.

The net loss for the nine months ended June 30, 2019 non-cash expenses of $2,407,000. The non-cash items include (i) depreciation and amortization of $157,000; (ii) stock based compensation of $359,000; (iii) issuance of capital stock for services and expenses of $349,000; (iv) amortization of debt discount of $1,736,000; (v) other of $131,000; and offset by (vi) noncash gain on cash settlement of $325,000. TransTech’s net loss from operations was $81,000 for the nine months ended June 30, 2019.

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

We had cash of approximately $4,662,000 and a net working capital deficit of approximately $3,145,000 (net of convertible notes payable and right of use asset and liabilities) as of June 30, 2020.  We have experienced net losses since inception and we expect losses to continue as we commercialize our ChromaID™ technology. As of June 30, 2020, we had an accumulated deficit of $51,654,000 and net losses in the amount of $9,251,000, $7,612,000 and $3,258,000 for the nine months ended June 30, 2020 and the year ended September 30, 2019 and 2018, respectively. We believe that our cash on hand including funding closed since June 30, 2020 will be sufficient to fund our operations through June 2021. During the nine months ended June 30, 2020, the Company incurred non-cash expenses of $6,613,000.

During the nine months ended June 30, 2020, the Company closed additional rounds of a debt offering and received gross proceeds of $5,639,500 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The Convertible Notes are initially convertible into 5,639,500 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 2,819,750 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments. In connection with the debt offering, the placement agent for the Convertible Notes and the Warrants received a cash fee of $411,950 and warrants to purchase 615,675 shares of the Company’s common stock, all based on 6.3-8%% of gross proceeds to the Company.

During July 2020, Particle closed equity funding of $785,000 funding and received gross proceeds of $733,585 in exchange equity in a private placement to accredited investors. In connection with the private placement, the placement agent for the private placement received a cash fee of $47,100.

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

The proceeds of warrants which are not expected to be cashless are expected to generate potential proceeds of up to $9,008,000.

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2020 was $2,666,000. This amount was primarily related to (i) a net loss of $9,251,000; offset by (ii) working capital changes of $28,000; and (iii) non-cash expenses of $6,613,000. The non-cash items include (iv) depreciation and amortization of $164,000; (v) issuance of capital stock for services and expenses of $1,045,000; (vi) stock based compensation of $701,000; (vi) amortization of debt discount as interest expense of $3,874,000; (vii) loss on debt settlement of $825,000; and (viii) other of $4,000.

Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2020 and 2019 was $13,000 and $80,000. This amount was primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2020 and 2019 was $5,441,000 and $3,734,000. These amounts was primarily related to (i) issuance of convertible notes payable of $5,640,000; (ii) issuance of common stock for warrant exercises of $55,000; and (iii) proceeds from notes payable of $226,000, offset by (iv) payments of issuance costs from notes payable of $480,000.

Our contractual cash obligations as of June 30, 2020 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$177,632	$145,410	$32,222	$-	$-
Convertible notes payable	7,894,566	7,894,566	-	-	-
	$8,072,198	$8,039,976	$32,222	$-	$-

(1)
Convertible notes payable includes $5,639,500 that converts into common stock at the maturity date during 2020 and 2021 and $2,255,066 under various convertible promissory notes as of June 30, 2020 including $1,184,066 owed to entities controlled by our chairman. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID™” technologies. None of the expenditures are contractual obligations as of June 30, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2020 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2020.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

As of the date of this Quarterly Report, COVID-19 coronavirus has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government and has resulted in several states being designated disaster zones. COVID-19 coronavirus caused significant volatility in global markets. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted, and additional cities are considering, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel and require non-essential businesses and organizations to close. While some states are have lifted certain “shelter-in-place” restrictions and travel bans, as they are removed there is no certainty that an outbreak will not occur and additional restrictions imposed again in response. Additionally, several states have lifted restrictions only to reimpose such restrictions as the number of cases rise again.

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

If any of our employees, consultant, customers, or visitors were to become infected we could be forced to close our operations temporarily as a preventative measure to prevent the risk of spread which could also negatively impact our ability to receive funding from our existing capital sources as each business is and has been affected uniquely

In addition, our headquarters are located in Seattle, Washington which has been the subject of large COVID-19 outbreak resulting in restrictions on individuals and businesses. It is unclear at this time how these restrictions will be continued and/or amended as the pandemic evolves. We are hopeful that COVID-19 closures will have only a limited effect on our operations and revenues.

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

We are currently operating at a loss. We believe that our cash on hand including the funds closed subsequent to June 30, 2020 will be sufficient to fund our operations through June 2021. We will need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.  We are seeking additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.  There can be no assurance that we will be able to sell that number of shares, if any.

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

As of June 30, 2020, we owe approximately $2,830,863 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

Mr. Erickson, our current chairman, and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $575,797 as of June 30, 2020.

We owe $2,255,066 under various convertible promissory notes as of June 30, 2020 including $1,184,066 owed to entities controlled by our chairman.

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

We have experienced net losses since inception. As of June 30, 2020, we had an accumulated deficit of $51,654,000 and net losses in the amount of $9,251,000, $7,612,000 and $3,258,000 for the nine months ended June 30, 2020 and the years ended September 30, 2019 and 2018, respectively. During the nine months ended June 30, 2020, the Company incurred non-cash expenses of $6,613,000.

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

TransTech was shut down on June 30, 2020

We were not able to successfully address this revenue decline of this subsidiary during the nine months ended June 30, 2020, which resulted in shutting down TransTech on June 30, 2020. The loss of the TransTech subsidiary revenue will impact our top line revenues and its operating results and may result in expenses associated with the shutdown.

Particle, Inc. was incorporated April 30, 2020 and has no operating history.

Particle, Inc. was incorporated April 30, 2020 and to date has had activities consisting primarily of research and development. On June 1, 2020, the Company approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with its majority owned subsidiary, Particle. Pursuant to the Agreement, Particle shall receive an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of June 30, 2020 the operations of Particle have generated no sales and operations are just commencing.

To date, we have generated no revenue from Particle products and we may not in the near future while products are developed. We believe that our commercialization success is dependent upon our ability development successful products to take to market.  In addition, once developed, demand for our products may not materialize, or increase as quickly as planned, and we may therefore be unable to increase our revenue levels as expected. We are currently not profitable. Even if we succeed in introducing our technology and related products to our target markets, we may not be able to generate sufficient revenue to achieve or sustain profitability.

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

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 8,108,356 outstanding shares of Series C and D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of Convertible Notes Payable of $7,894,566 or 14,659,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 5,639,500 common shares at the current price of $1.00 per share) and the exercise price of additional outstanding warrants to purchase 12,738,286 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 5,763,842 would adjust below $1.20 per share pursuant to the documents governing such instruments.

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

Future issuance of additional shares of common stock in Particle, Inc. could dilute the Company as majority stockholders of Particle, Inc.

The Company is currently a majority shareholder in Particle, Inc. As Particle develops, they may need to raise additional capital to fund operations through the sale of equity or debt securities, which may result in a dilution of the Company’s position. Particle’s board of directors, Ron Erickson and Phil Bosua, have the ability to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of any additional securities could, among other things, result in substantial dilution of the percentage ownership of the Company, resulting in substantial dilution.

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

As of June 30, 2020, four individuals in the aggregate, assuming the exercise of all warrants to purchase common stock, hold shares representing approximately 56.0% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, the agreement with one of these individuals limits his ownership to 4.99% individually. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

As of June 30, 2020, we had 23,926,245 shares of common stock issued and outstanding, held by 126 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.  As of June 30, 2020, there were options outstanding for the purchase of 4,895,000 common shares (including unearned stock option grants totaling 2,680,000 shares related to performance targets), warrants for the purchase of 20,663,573 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 14,659,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 5,639,500 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $7,894,566. All of which could potentially dilute future earnings per share.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2020, we had the following unregistered sales of equity securities:

We issued 10,000 shares of restricted common stock for services. The shares were issued were valued at $1.90 per share, the market price of our common stock, or $190,000.

We issued 467,117 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2019. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on February 15, 2020.

We issued 125,000 shares of common stock at $0.44 per share related to the exercise of warrants.

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

10.1
Form of Preferred Stock and Warrant Purchase Agreement, Form of Amended and Restated Registration Rights Agreement. and Form of Series F Warrant to Purchase Common Stock by and between Visualant, Incorporated and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 5, 2017)

10.2
Securities Purchase Agreement dated August 14, 2017 by and between Visualant, Incorporated and accredited investor (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 18, 2017)

10.3
Senior Secured Convertible Redeemable Debenture dated December 12, 2017 by and between Visualant, Incorporated and accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 22, 2017)

10.4
Senior Secured Convertible Redeemable Debenture dated February 28, 2018 by and between Visualant, Incorporated and accredited investor. (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 7, 2018)

10.5
Note and Account Payable Conversion Agreement and related notes and warrants dated January 31, 2018 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 21, 2018)

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

10.9	Certificate of Merger, dated as of April 10, 2018, by 500 Union Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 17, 2018)

10.10	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.11
Form of Subscription Agreement, Subordinated Convertible Note, Common Stock Purchase Warrant, Subordination and Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.12
Amendment 3 dated May 12, 2020 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 13, 2020)

10.13
Amendment 3 dated May 12, 2020 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 13, 2020)

10.14
Amendment 3 dated May 11, 2020 to Senior Secured Convertible Redeemable Note dated September 30, 2016 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 15, 2020)

10.15
Amendment 3 dated May 11, 2020 to Senior Secured Convertible Redeemable Note dated August 14, 2017 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 15, 2020)

10.16
Amendment 3 dated May 11, 2020 to Senior Secured Convertible Redeemable Note dated December 12, 2017 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 15, 2020)

10.17
Amendment 2 dated May 11, 2020 to Senior Secured Convertible Redeemable Note dated February 28, 2018 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 15, 2020)

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

KNOW LABS, INC.
(Registrant)

Date: August 6, 2020	By:	/s/ Phillip A Bosua
Phillip A. Bosua
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)