Form 10-K
period 2020-09-30
KNOW LABS, INC.
filed 2020-12-29
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2

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

As of March 31, 2020 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $13,419,023.

The number of shares of common stock, $.001 par value, issued and outstanding as of December 27, 2020: 25,730,224 shares

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act") regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as revenue projections, projected profitability, growth strategies, development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

Historically, we focused on the development of our proprietary ChromaID technology. Using light from low-cost LEDs (light emitting diodes) the ChromaID technology maps the color of substances, fluids and materials. With our proprietary processes we can authenticate and identify based upon the color that is present. The color is both visible to us as humans but also outside of the humanly visible color spectrum in the near infra-red and near ultra-violet and beyond. Our ChromaID scanner sees what we like to call “Nature’s Color Fingerprint.” Everything in nature has a unique color identifier and with ChromaID we can see, and identify, and authenticate based upon the color that is present. Our ChromaID scanner is capable of uniquely identifying and authenticating almost any substance or liquid using light to record, detect and identify its unique color signature. Today we are focused upon extensions and new inventions that are derived from and extend beyond our ChromaID technology. We call this new technology “Bio-RFID.” The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase as we work to create revenue generating products for the marketplace. Today, our sole focus is on its Bio-RFID technology and its commercialization.

On April 30, 2020, we approved and ratified the incorporation of Particle, Inc., a Nevada corporation. As of September 30, 2020 we are the sole shareholder but have entered into Simple Agreements for Future Equity to sell separate ownership in Particle. Particle is now a direct, 100% owned subsidiary of the Company but our future ownership could be diluted if Particle is successful in raising equity from outside investors. Particle shall utilize the same corporate offices as the Company and shall focus on the development and commercialization of our extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains the parent company’s singular focus with its Bio-RFID technology and its initial application , the non-invasive measurement of blood glucose

On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with our majority owned subsidiary, Particle. Pursuant to the Agreement, Particle shall receive an exclusive non-transferrable license to use certain of our patents and trademarks, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of September 30, 2020 Particle has not yet executed a successful financing or generated any sales.

In 2010, we acquired TransTech Systems, Inc. as an adjunct to our business. Operating as an independent subsidiary, TransTech was a distributor of products for employee and personnel identification and authentication. TransTech historically provided substantially all of our revenues. The financial results from our TransTech subsidiary had been diminishing as vendors of their products increasingly moved to the Internet and direct sales to their customers. TransTech closed on June 30, 2020.

The Know Labs Technology

We have internally and under contract with third parties developed proprietary platform technologies to uniquely identify or authenticate almost any material and substance. Our technology utilizes electromagnetic energy along the electromagnetic spectrum to perform analytics which allow the user to identify and authenticate substances and materials depending upon the user’s unique application and field of use. Our proprietary platform technologies are called Bio-RFID and ChromaID.

Our latest technology platform is called Bio-RFID. Working in our lab over the past two years, we developed extensions and new inventions derived in part from our ChromaID technology which we refer to as Bio-RFID technology. We are rapidly advancing the development of this technology. We have announced that our Bio-RFID technology has successfully been able to non-invasively ascertain blood glucose levels in humans. We have been building the internal and external development team necessary to commercialize this technology as well as make additional patent filings covering the intellectual property created with these new inventions. The first applications of our Bio-RFID technology will be in a product marketed as a Glucose Monitor. It will provide the user with real time information on their blood glucose levels. This product will require US Food and Drug Administration approval prior to its introduction to the market.

We have previously announced the results of laboratory-based comparison testing between our Bio-RFID technology and the leading continuous glucose monitors from Abbott Labs (Freestyle Libre®) and DexCom (G5®). These results provide evidence of a high degree of correlation between our Bio-RFID based technology and the current industry leaders and their continuous glucose monitors. Our technology is fundamentally differentiated from these industry leaders as our technology completely non-invasively monitors blood glucose levels.

We expect to begin the process of obtaining US Food and Drug Administration (FDA) approval of our non-invasive blood glucose monitoring device during calendar year 2021. We will be guided in the FDA regulatory approval process by our Chief Medical Officer and our Medical and Regulatory Advisory Board. We are unable, however, to estimate the time necessary for such approval nor the likelihood of success in that endeavor.

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

The ChromaID technology looks beyond visible light frequencies to areas of near infra-red and ultraviolet light and beyond that are outside the humanly visible light spectrum. The data obtained allows us to create a very specific and unique ChromaID signature of the substance for a myriad of authentication, verification and identification applications. We may out license our ChromaID technology for various fields of use or, over time, internally develop applications based upon this technology.

Over time, we believe both Bio-RFID and ChromaID technologies may build a significant body of data which can become a significant asset of the Company, providing valuable information in numerous fields of use including medical diagnostics and beyond.

During the past year Know Labs has licensed certain of its intellectual property to its newly formed subsidiary corporation, Particle, Inc. Particle is focused upon research, development and potential monetization of this intellectual property in field of use outside the current focus of its parent Company.

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

As with other foundational technologies, a single application may reach across multiple industries. The Bio-RFID technology can non-invasively identify the presence and quantity of glucose in the human body. By extension, there may be other molecular structures which this same technology can identity in the human body which, over time, the Company will focus upon. They may include the monitoring of drug usage or the presence of illicit drugs. They may also involve identifying hormones and various markers of disease.

Similarly, the ChromaID technology can, for example, effectively differentiate and identify different brands of clear vodkas that appear identical to the human eye. By extension, this same technology could identify pure water from water with contaminants present. It could provide real time detection of liquid medicines such as morphine that have been adulterated or compromised. It could detect if jet fuel has water contamination present. It could determine when it is time to change oil in a deep fat fryer. These are but a few of the potential applications of the ChromaID technology based upon extensions of its ability to identify different liquids.

The cornerstone of a company with a foundational platform technology is its intellectual property. We have pursued an active intellectual property strategy and have been granted 14 patents. We currently have a number of patents pending and continue, on a regular basis the filing of new patents. We possess all right, title and interest to the issued patents. Nine issued and pending patents are licensed exclusively to us in perpetuity by our strategic partner, Allied Inventors, a spin-off entity of Intellectual Ventures, an intellectual property fund.

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

The issued patents cover the fundamental aspects of the Know Labs ChromaID and Bio-RFID technology, and a number of unique applications. We will continue to expand our patent portfolio.

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

On April 4, 2018, we were issued US Patent No. 9,869,636 B2, entitled “Device for Evaluation of Fluids Using Electromagnetic Energy.” The patent expires in approximately April 2033. This patent pertains to the use of ChromaID technology for evaluating and analyzing fluids such as those flowing through an IV drip in a hospital or water, for example.

On February 4, 2020, we were issued US Patent No. 10,548,503 B2, entitled “Health Related Diagnostics Employing Spectroscopy in Radio/Microwave Frequency Band”. The patent expires in approximately May 2039. This patent pertains to the use of Bio-RFID technology for medical diagnostics.

We continue to pursue a strategy to expand our unique intellectual property assets.

Product Strategy

We are currently undertaking internal development work on potential products for the consumer marketplace. We have announced the development of our non-invasive glucose monitor and our desire to obtain US Food and Drug Administration approval for the marketing of this product to the diabetic and pre-diabetic population. We have also announced the engagement of a manufacturing partner we will work with to bring this product to market. We will make further announcements regarding this product as development, manufacturing and regulatory approval work progresses.

Currently we are focusing our efforts on productizing our Bio-RFID technology as we move it out of our research laboratory and into the marketplace.

Research and Development

Our current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. We are also actively involved in identifying new applications for this platform technology. Our current internal team along with outside consultants have significant experience working with our technology and potential applications to the technology to different fields of use. We engage third party experts as required to supplement our internal team. We believe that continued development of our technology is essential to our future success. We incurred expenses of $2,033,726 and $1,257,872 for the years ended September 30, 2020 and 2019, respectively, on development activities.

On April 30, 2020, we approved and ratified the incorporation of Particle. Particle is focused on the development and commercialization of the Company’s extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains the parent company’s singular focus. Since incorporation, Particle has engaged in research and development activities utilizing parent Company intellectual property and extension thereto.

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

EMPLOYEES

As of September 30, 2020, we had six full-time employees. All personnel are located in our Seattle, Washington offices. We also utilize consulting firms and individual consultants to supplement our workforce as necessary.

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

Risks Related to Pandemics

The near-term effects of the recent COVID-19 coronavirus pandemic are known, as they adversely affected our business. Longer term effects are not immediately known and may adversely affect our business, results of operations, financial condition, liquidity and cash flow.

Presently, the impact of COVID-19 has had adverse effects on our business by slowing down our ability to work with third parties outside of Seattle on testing and validation. It is difficult to predict what other adverse effects, if any, COVID-19 can have on our business, or against the various aspects of same.

As of the date of this Annual Report, COVID-19 coronavirus has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government and has resulted in several states being designated disaster zones. COVID-19 coronavirus caused significant volatility in global markets. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted, and additional cities are considering, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel and require non-essential businesses and organizations to close. While some states have lifted certain “shelter-in-place” restrictions and travel bans, as they are removed there is no certainty that an outbreak will not occur and additional restrictions imposed again in response. Additionally, several states have lifted restrictions only to reimpose such restrictions as the number of cases rise again.

It is unclear how such restrictions, which will contribute to a general slowdown in the global economy, will affect our business, results of operations, financial condition and our future strategic plans.

Shelter-in-place and essential-only travel regulations could negatively impact our employees, partners, and customers. In addition, we still could experience significant supply chain disruptions due to interruptions in operations at any or all of our suppliers’ facilities or downline suppliers. If we experience significant delays in receiving our products, we will experience delays in fulfilling orders and ultimately receiving payment, which could result in loss of sales and a loss of customers, and adversely impact our financial condition and results of operations. The current status of COVID-19 coronavirus closures and restrictions could also negatively impact our ability to receive funding from our existing capital sources as each business is and has been affected uniquely.

If any of our employees, consultant, customers, or visitors were to become infected we could be forced to close our operations temporarily as a preventative measure to prevent the risk of spread which could delay our progress and interfere with our ability to meet obligations.

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

Since the outset of the pandemic the United States and worldwide national securities markets have undergone unprecedented stress due to the uncertainties of the pandemic and the resulting reactions and outcomes of government, business and the general population. These uncertainties have resulted in declines in all market sectors, increases in volumes due to flight to safety and governmental actions to support the markets. As a result, until the pandemic has stabilized, the markets may not be available to us for purposes of raising required capital.  Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and/or scope of our operations.

Risks Relating to the Company Generally

We may need additional financing to support our technology development and ongoing operations, pay our debts and maintain ownership of our intellectual properties.

We are currently operating at a loss. We believe that our cash on hand will be sufficient to fund our operations through September 2021. We may need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.  We, including our wholly owned subsidiary Particle, are each seeking additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.  There can be no assurance that we will be able to sell that number of shares, if any.

We need to continue as a going concern if our business is to succeed.

Because of our recurring losses and negative cash flows from operations, the audit report of our independent registered public accountants on our consolidated financial statements for the year ended September 30, 2020 contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.  Factors identified in the report include our historical net losses, negative working capital, and the need for additional financing to implement our business plan and service our debt repayments. If we are not able to attain profitability in the near future our financial condition could deteriorate further, which would have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment. Further, we may be unable to pay our debt obligations as they become due, which include obligations to secured creditors. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.  Additionally, we are subject to customary operational covenants, including limitations on our ability to incur liens or additional debt, pay dividends, redeem stock, make specified investments and engage in merger, consolidation or asset sale transactions, among other restrictions. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

As of September 30, 2020, we owe approximately $2,852,243 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

Mr. Erickson, our current chairman, and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $597,177 as of September 30, 2020.

We owe $2,255,066 under various convertible promissory notes as of September 30, 2020 including $1,184,066 owed to entities controlled by our chairman.

We may need additional financing, to service and/or repay these debt obligations. If we raise additional capital through borrowing or other debt financing, we may incur substantial interest expense. If and when we raise more equity capital in the future, it will result in substantial dilution to our current stockholders.

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have experienced net losses since inception. As of September 30, 2020, we had an accumulated deficit of $55,966,000 and net losses in the amount of $13,563,000 and $7,612,000 for the years ended September 30, 2020 and 2019, respectively. During the years ended September 30, 2020 and 2019, we incurred non-cash expenses of $9,366,000 and $4,319,000.

There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our ChromaID and Bio-RFID and Particle businesses have produced minimal revenues and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

We may not be able to generate sufficient revenue from the commercialization of our ChromaID and Bio-RFID and Particle technologies and related products to achieve or sustain profitability.

We are in the early stages of commercializing our ChromaID and Bio-RFID technology. Failure to develop and sell products based upon our ChromaID and Bio-RFID and Particle technologies, grant additional licenses and obtain royalties or develop other revenue streams will have a material adverse effect on our business, financial condition and results of operations.

To date, we have generated minimal revenue from sales of our ChromaID and Bio-RFID and Particle products. We believe that our commercialization success is dependent upon our ability to significantly increase the number of customers that are using our products.  In addition, demand for our products may not materialize, or increase as quickly as planned, and we may therefore be unable to increase our revenue levels as expected. We are currently not profitable. Even if we succeed in introducing our technology and related products to our target markets, we may not be able to generate sufficient revenue to achieve or sustain profitability.

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

We have not historically had sufficient internal resources which can work on engineering and product development matters. We have used third parties in the past and will continue to do so. These resources are not always readily available, and the absence of their availability could inhibit our research and development efforts and our responsiveness to our customers. Our inability to secure those resources could impact our ability to provide engineering and product development services and could have an impact on our customers’ willingness to use our technology.

We are in the early stages of commercialization and our ChromaID and Bio-RFID and Particle technologies and related products may never achieve significant commercial market acceptance.

Our success depends on our ability to develop and market products that are recognized as accurate and cost-effective. Many of our potential customers may be reluctant to use our new technology. Market acceptance will depend on many factors, including our ability to convince potential customers that our ChromaID and Bio-RFID and Particle technologies and related products are an attractive alternative to existing electromagnetic and light-based technologies. We will need to demonstrate that our products provide accurate and cost-effective alternatives to existing electromagnetic and light-based authentication technologies. Compared to most competing technologies, our technology is relatively new, and most potential customers have limited knowledge of, or experience with, our products. Prior to implementing our technology and related products, some potential customers may be required to devote significant time and effort to testing and validating our products. In addition, during the implementation phase, some customers may be required to devote significant time and effort to training their personnel on appropriate practices to ensure accurate results from our technology and products. Any failure of our technology or related products to meet customer expectations could result in customers choosing to retain their existing testing methods or to adopt systems other than ours.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. During the audit of our financial statements for the year ended September 30, 2020, our management identified material weaknesses in our internal control over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

In addition, our management has concluded that our disclosure controls and procedures were not effective due to the lack of an audit committee “financial expert.” These material weaknesses, if not remediated, create an increased risk of misstatement of the Company’s financial results, which, if material, may require future restatement thereof. A failure to implement improved internal controls, or difficulties encountered in their implementation or execution, could cause future delays in our reporting obligations, and could have a negative effect on us and the trading price of our common stock.

The Company’s TransTech subsidiary closed on June 30, 2020.

Transtech was not able to successfully address their revenue which resulted in their closure on June 30, 2020. The loss of the TransTech subsidiary revenue will impact our top line revenues and our operating results and may result in future expenses associated with its closure.

The Company Particle, Inc. subsidiary was incorporated April 30, 2020 and has no operating history.

Particle, Inc. was incorporated April 30, 2020 and to date has had activities consisting primarily of research and development. On June 1, 2020, the Company approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with its majority owned subsidiary, Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of September 30, 2020 the operations of Particle have generated no sales and operations are just commencing.

To date, we have generated no revenue from Particle. We may not generate revenues in the near future while products are being developed. We believe that Particle’s commercialization success is dependent upon its ability to develop successful products to take to market.  In addition, once developed, demand for its products may not materialize, or increase as quickly as planned, and we may therefore be unable to increase our revenue levels as expected. Even if we succeed in introducing our technology and related products to our target markets, we may not be able to generate sufficient revenue to achieve or sustain profitability.

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

We rely on a combination of patent, trademark, and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. Obtaining and maintaining a strong patent position is important to our business. Patent law relating to the scope of claims in the technology fields in which we operate is complex and uncertain, so we cannot be assured that we will be able to obtain or maintain patent rights, or that the patent rights we may obtain will be valuable, provide an effective barrier to competitors or otherwise provide competitive advantages. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions or demonstrate that we did not derive our invention from another, we may have to participate in interference or derivation proceedings in the USPTO or in court that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot be assured our patent applications will prevail over those filed by others. Also, our intellectual property rights may be subject to other challenges by third parties. Patents we obtain could be challenged in litigation or in administrative proceedings such as ex parte reexam, inter parties review, or post grant review in the United States or opposition proceedings in Europe or other jurisdictions.

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

If we are unable to secure a sales and marketing partner or establish satisfactory sales and marketing capabilities at Know Labs and Particle, we may not be able to successfully commercialize our technology.

If we are not successful entering into appropriate collaboration arrangements or recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty successfully commercializing our technology, which would adversely affect our business, operating results and financial condition.

We may not be able to enter into collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure, we may not realize a positive return on this investment. In addition, we must compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize technology without strategic partners or licensees include:

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

Our technology may have a number of potential applications in fields of use which will require prior governmental regulatory approval before the technology can be introduced to the marketplace. For example, we are exploring the use of our technology for certain medical diagnostic applications, with an initial focus on the monitoring of blood glucose.

There is no assurance that we will be successful in developing glucose monitoring medical applications for our technology.

If we were to be successful in developing glucose monitoring medical applications of our technology, prior approval by the FDA and other governmental regulatory bodies will be required before the technology could be introduced into the marketplace.

There is no assurance that such regulatory approval would be obtained for a glucose monitoring medical diagnostic or other applications requiring such approval.

The FDA can refuse to grant, delay, and limit or deny approval of an application for approval of a glucose monitoring device for many reasons.

We may not obtain the necessary regulatory approvals or clearances to market these glucose monitoring systems in the United States or outside of the United States.

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

Cyber incidents can result from deliberate attacks or unintentional events. We collect and store on our network’s sensitive information, including intellectual property, proprietary business information and personally identifiable information of our customers. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures to protect the confidentiality, integrity and availability of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.

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

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 8,108,356 outstanding shares of Series C and D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of Convertible Notes Payable of $7,894,566 or 14,659,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 5,639,500 common shares at the current price of $1.00 per share) and the exercise price of additional outstanding warrants to purchase 12,588,286 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 5,191,636 would adjust below $1.20 per share pursuant to the documents governing such instruments.

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

●	Issuance of convertible or equity securities and related warrants for general or merger and acquisition purposes;
●	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes;
●	Sale of a significant number of shares of our common stock by stockholders;
●	General market and economic conditions;
●	Quarterly variations in our operating results;
●	Investor and public relation activities;
●	Announcements of technological innovations;
●	New product introductions by us or our competitors;
● ●	Competitive activities; Low liquidity; and
●	Additions or departures of key personnel.

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

The Company is currently the 100% shareholder in Particle, Inc. In July 2020, Particle entered into Simple Agreements for Future Equity (“SAFE”) with twenty two accredited investors pursuant to which Particle received $785,000 in cash in exchange for the providing the investor the right to receive shares of the Particle stock. The Company expects to issue 620,000 shares of the Particle stock that was initially valued at $0.80 per share. The SAFE contained a number of conversion and redemption provisions, including settlement upon liquidity or dissolution events. The final price and share are not known until settlement upon liquidity or dissolution events conditions are achieved. The Company’s ownership interest in Particle will be diluted when the SAFE’s are converted to common stock.

Additionally, as Particle develops, they may need to raise additional capital to fund operations through the sale of equity or debt securities, which may result in a dilution of the Company’s position. The issuance of any additional securities could, among other things, result in substantial dilution to the percentage ownership of the Company.

Four individual investors could have significant influence over matters submitted to stockholders for approval.

As of September 30, 2020, four individuals in the aggregate, assuming the exercise of all warrants to purchase common stock, hold shares representing approximately 50.1% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, the agreement with one of these individuals limits his ownership to 4.99% individually.

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

As of September 30, 2020, we had 24,804,874 shares of common stock issued and outstanding, held by 123 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.  As of September 30, 2020, there were options outstanding for the purchase of 4,805,000 common shares (including unearned stock option grants totaling 2,630,000 shares related to performance targets), warrants for the purchase of 20,016,367 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 14,659,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 5,639,500 common shares at the current price of $1.00 per share) reserved and are issuable upon conversion of convertible debentures of $7,894,566. All of which could potentially dilute future earnings per share but are excluded from the September 30, 2020 calculation of net loss per share because their impact is antidilutive.

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

If we or Particle raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced and these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights senior to those of our common stock and the terms of the debt securities issued could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or candidate products, or to grant licenses on terms that are not favorable to us.

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

Sales of the Know Labs products internationally are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the U.S. Complying with international regulatory requirements can be an expensive and time-consuming process, and marketing approval or clearance is not certain. The time required to obtain clearances or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. We may rely on third-party distributors to obtain regulatory clearances and approvals required in other countries, and these distributors may be unable to obtain or maintain such clearances or approvals. Our distributors may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or clearances, which could increase the difficulty of attracting and retaining qualified distributors. If our distributors experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the U.S., or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

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

On June 26, 2020, we leased our temporary lab facilities located at 3131 Western Avenue, Suite A350, Seattle, WA 98121. We leased 5,707 square feet and the net monthly payment is $11,414. The lease expires on June 30, 2021 and was terminated on August 31, 2020.

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

As of September 30, 2020, we had 24,804,874 shares of common stock issued and outstanding, held by 123 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.  As of September 30, 2020, there were options outstanding for the purchase of 4,805,000 common shares (including unearned stock option grants totaling 2,630,000 shares related to performance targets), warrants for the purchase of 20,016,367 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 14,659,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 5,639,500 common shares at the current price of $1.00 per share) reserved and are issuable upon conversion of convertible debentures of $7,894,566. All of which could potentially dilute future earnings per share but are excluded from the September 30, 2020 calculation of net loss per share because their impact is antidilutive.

Voting Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

Series A Preferred Stock

There are 23,334 shares of Series A Preferred shares authorized. Series A Preferred is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred held by such holder are then convertible as of the applicable record date. The Series A Preferred was not be redeemable without the consent of the holder.

On January 29, 2019, a holder of Series A Preferred Stock converted 20,000 shares into 80,000 shares of common stock. There are no Series A Preferred Stock outstanding as of January 29, 2019.

On December 14, 2020, the Company cancelled the Certificate of Designations for the Series A Preferred Stock.

Series C and D Convertible Preferred Stock and Warrants

On August 5, 2016, we closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. On September 30, 2020 and September 30, 2019 there are 1,785,715 Series C Preferred shares outstanding.

As of September 30, 2020 and 2019, we have 1,016,014 of Series D Preferred Stock outstanding with Clayton A. Struve, an accredited investor. On August 14, 2017, the price of the Series D Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments.

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

Series F Preferred Stock

On August 1, 2018, we filed with the State of Nevada a Certificate of Designation establishing the Designations, Preferences, Limitations and Relative Rights of Series F Preferred Stock. The Designation authorized 500 shares of Series F Preferred Stock. The Series F Preferred Stock shall only be issued to the current Board of Directors on the date of the Designation’s filing and is not convertible into common stock. As set forth in the Designation, the Series F Preferred Stock has no rights to dividends or liquidation preference and carries rights to vote 100,000 shares of common stock per share of Series F upon a Trigger Event, as defined in the Designation. A Trigger Event includes certain unsolicited bids, tender offers, proxy contests, and significant share purchases, all as described in the Designation. Unless and until a Trigger Event, the Series F shall have no right to vote. The Series F Preferred Stock shall remain issued and outstanding until the date which is 731 days after the issuance of Series F Preferred Stock (“Explosion Date”), unless a Trigger Event occurs, in which case the Explosion Date shall be extended by 183 days. As of September 30, 2020 and 2019, there are no Series F shares outstanding.

Securities Subject to Price Adjustments

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 8,108,356 outstanding shares of Series C and D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of Convertible Notes Payable of $7,894,566 or 14,659,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 5,639,500 common shares at the current price of $1.00 per share) and the exercise price of additional outstanding warrants to purchase 12,588,286 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 5,191,636 would adjust below $1.20 per share pursuant to the documents governing such instruments.

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

Stock Incentive Plan

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

Period Ended	High	Low
Year Ending September 30, 2021
Through December 27, 2020	$2.95	$1.10

Year Ending September 30, 2020
September 30, 2020	$3.45	$1.71
June 30, 2020	$2.65	$0.81
March 31, 2020	$2.90	$0.90
December 31, 2019	$1.95	$0.92

Year Ending September 30, 2019
September 30, 2019	$1.70	$1.20
June 30, 2019	$2.00	$1.26
March 31, 2019	$2.97	$0.90
December 31, 2018	$4.44	$0.85

As of December 27, 2020, the high and low sales price of our common stock was $1.98 per share and $2.07 per share, respectively. As of December 27, 2020, we had 25,730,224 shares of common stock issued and outstanding, held by 123 stockholders of record. This number does not include approximately 2,300 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Securities

During the three months ended September 30, 2020, we had the following sales of unregistered sales of equity securities:

We issued 321,329 shares of common stock at an average exercise price of $0.945 per share related to the exercise of warrants.

On July 1, 2020, we entered into a Settlement Agreement and General Mutual Release with a shareholder of the Company. On July 6, 2020, the shareholder paid $125,000 and we issued 500,000 shares of common stock. We accrued for the loss on debt settlement of $825,000 as of June 30, 2020 which represents the difference between the fair market value of the stock and $125,000 paid by the shareholder.

Equity Compensation Information

The following table provides information as of September 30, 2020 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
			Number of securities
			remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity compensation
	exercise of outstanding	outstanding options,	plan (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plan
approved by shareholders	78,333	$1.161	78,333
Equity compensation plans
not approved by shareholders	4,726,667	1.161	(4,805,000)
Total	4,805,000	$1.161	(4,726,667)

As of September 30, 2020, there were options outstanding for the purchase of 4,805,000 common shares (including unearned stock option grants totaling 2,630,000 shares related to performance targets).

ITEM 6.    SELECTED FINANCIAL DATA

Summary Financial Information

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended September 30, 2020 and 2019. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands)

	Years Ended September 30,
	2020	2019	2017	2016	2015

STATEMENT OF OPERATIONS DATA:
Net revenue	$122	$1,805	$4,874	$6,024	$6,291
Cost of goods sold	70	1,378	3,966	5,036	5,274
Gross profit	52	427	908	988	1,017
Research and development expenses	2,034	1,258	79	326	363
General and administrative expenses	4,844	4,182	3,088	3,355	2,984
Impairment of goodwill	-	-	984	-	-
Operating loss	(6,826)	(5,013)	(3,243)	(2,693)	(2,330)
Other income (expense)	(6,737)	(2,599)	(658)	947	(271)
Net loss	(13,563)	(7,612)	(3,901)	(1,746)	(2,601)
Income tax expense	-	-	-	-	30
Net loss	$(13,563)	$(7,612)	$(3,901)	$(1,746)	$(2,631)
Net loss per share	$(0.62)	$(0.42)	$(1.01)	$(1.22)	$(2.33)
Weighted average number of shares	21,791,058	18,053,848	3,844,840	1,428,763	1,131,622

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

Historically, we have focused on the development of our proprietary ChromaID technology. Using light from low-cost LEDs (light emitting diodes) the ChromaID technology maps the color of substances, fluids and materials. With our proprietary processes we can authenticate and identify based upon the color that is present. The color is both visible to us as humans but also outside of the humanly visible color spectrum in the near infra-red and near ultra-violet and beyond. Our ChromaID scanner sees what we like to call “Nature’s Color Fingerprint.” Everything in nature has a unique color identifier and with ChromaID we can see, and identify, and authenticate based upon the color that is present. Our ChromaID scanner is capable of uniquely identifying and authenticating almost any substance or liquid using light to record, detect and identify its unique color signature. Today we are focused upon extensions and new inventions that are derived from and extend beyond our ChromaID technology. We call this new technology “Bio-RFID.” The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our Company as we work to create revenue generating products for the marketplace. Today, the sole focus of the Company is on its Bio-RFID technology and its commercialization.

On April 30, 2020, we approved and ratified the incorporation of Particle, Inc., a Nevada corporation. As of September 30, 2020 we are the sole shareholder but have entered into Simple Agreements for Future Equity to sell separate ownership in Particle. Particle is now a direct, 100% owned subsidiary of the Company but our future ownership could be diluted if Particle is successful in raising equity from outside investors. Particle shall utilize the same corporate offices as the Company and shall focus on the development and commercialization of our extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains the parent company’s singular focus with its Bio-RFID technology and its initial application, the non-invasive measurement of blood glucose

On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with our majority owned subsidiary, Particle. Pursuant to the Agreement, Particle shall receive an exclusive non-transferrable license to use certain of our patents and trademarks, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of September 30, 2020 Particle has not yet executed a successful financing or generated any sales.

In 2010, we acquired TransTech Systems, Inc. as an adjunct to our business. Operating as an independent subsidiary, TransTech was a distributor of products for employee and personnel identification and authentication. TransTech historically provided substantially all of the Company’s revenues. The financial results from our TransTech subsidiary had been diminishing as vendors of their products increasingly moved to the Internet and direct sales to their customers. TransTech closed on June 30, 2020.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)

	Years Ended December 31,
	2020	2019	$ Variance	% Variance

Revenue	$122	$1,805	$(1,683)	-93.2%
Cost of sales	70	1,378	(1,308)	94.9%
Gross profit	52	427	(375)	-87.8%
Research and development expenses	2,034	1,258	776	-61.7%
Selling, general and administrative expenses	4,844	4,182	662	-15.8%
Operating loss	(6,826)	(5,013)	(1,813)	-10.3%
Other (expense) income:
Interest expense	(6,094)	(2,945)	(3,149)	-106.9%
Other income (expense)	65	(10)	75	750.0%
(Loss) gain on debt settlements	(708)	356	(1,064)	-298.9%
Total other income (expense)	(6,737)	(2,599)	(4,138)	-159.2%
(Loss) before income taxes	(13,563)	(7,612)	(5,951)	-78.2%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(13,563)	$(7,612)	$(5,951)	-78.2%

YEAR ENDED SEPTEMBER 30, 2019 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2018

Sales

Revenue for the year ended September 30, 2020 decreased $1,683,000 to $122,000 as compared to $1,805,000 for the year ended September 30, 2019. The decrease was due to lower sales resulting from the planned closure of TransTech. We completely shut down TransTech on June 30, 2020.

Cost of Sales

Cost of sales for the year ended September 30, 2020 decreased $1,308,000 to $70,000 as compared to $1,378,000 for the year ended September 30, 2019. The decrease was due to lower sales by TransTech. We shut down TransTech on June 30, 2020.

Research and Development Expenses

Research and development expenses for the year ended September 30, 2020 increased $776,000 to $2,034,000 as compared to $1,258,000 for the year ended September 30, 2019. The increase was due to the hiring of additional personnel, the use of consultant and expenditures related to the development of our Bio-RFID™ and Particle technologies, including working toward FDA approval.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2020 increased $662,000 to $4,844,000 as compared to $4,182,000 for the year ended September 30, 2019.

The increase primarily was due to: (i) increased stock based compensation of $560,000; and (ii) increased Particle expenses of $514,061 (primarily payroll, consulting, product development and marketing); and offset by (iii) decreased TransTech expenses of $415,000 (primarily salaries and rent). As part of the selling, general and administrative expenses for the year ended September 30, 2020, we recorded $176,000 of investor relation expenses and business development expenses.

Other (Expense), Net

Other expense, net for the year ended September 30, 2020 was $6,737,000 as compared to other expense, net of $2,599,000 for the year ended September 30, 2019. The other expense for the year ended September 30, 2020 included (i) interest expense of $6,094,000 and (ii) loss on debt settlement of $708,000, offset by (iii) other income of $65,000. The interest expense related to convertible notes payable and the amortization of the beneficial conversion feature and value of warrants issued. During the year ended September 30, 2020, we closed a private placement and received gross proceeds of $5,639,500 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The gain on debt settlements related to the settlement of old accounts payable. On July 1, 2020, we entered into a Settlement Agreement and General Mutual Release with a shareholder of the Company. On July 6, 2020, the shareholder paid $125,000 to us and we issued 500,000 shares of common stock. We accrued for the loss on debt settlement of $825,000 as of June 30, 2020. This loss was reduced by a gain on settlement of certain TransTech liabilities of approximately $117,000.

The other expense for the year ended September 30, 2019 included (i) interest expense of $2,945,000; (ii) other income of $10,000; and offset by (iii) gain on debt settlements of $356,000. The interest expense related to convertible notes payable and the amortization of the beneficial conversion feature and the value of warrants issued. During the year ended September 30, 2019, we closed a private placement and received gross proceeds of $4,242,490 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to 54 accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The gain on debt settlements related to the settlement of old accounts payable.

Net Loss

Net loss for the year ended September 30, 2020 was $13,563,000 as compared to $7,612,000 for the year ended September 30, 2019. The net loss for the year ended September 30, 2020 included non-cash expenses of $9,366,000. The non-cash items include (iv) depreciation and amortization of $243,000; (v) issuance of capital stock for services and expenses of $1,045,000; (vi) stock based compensation of $1,702,000; (vi) amortization of debt discount as interest expense of $5,663,000; (vii) loss on debt settlement of $825,000; and (viii) other of $5,000, offset by (ix) gain on debt settlement of $117,000.

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

We had cash of approximately $4,298,000 and net working capital of approximately $1,801,000 (net of convertible notes payable and right of use asset and liabilities) as of September 30, 2020.  We have experienced net losses since inception and we expect losses to continue as we commercialize our ChromaID™ technology. We have experienced net losses since inception. As of September 30, 2020, we had an accumulated deficit of $54,966,000 and net losses in the amount of $13,563,000 and $7,612,000 for the years ended September 30, 2020 and 2019, respectively. During the years ended September 30, 2020 and 2019, we incurred non-cash expenses of $9,366,000 and $4,319,000, respectively. We believe that our cash on hand will be sufficient to fund our operations through September 30, 2021.

During the year ended September 30, 2020, we closed additional rounds of a debt offering and received gross proceeds of $5,639,500 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The Convertible Notes are initially convertible into 5,639,500 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 2,819,750 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments. In connection with the debt offering, the placement agent for the Convertible Notes and the Warrants received a cash fee of $411,950 and warrants to purchase 615,675 shares of the Company’s common stock, all based on 6.3-8%% of gross proceeds to the Company.

During July 2020, Particle closed funding of $785,000 for Simple Agreements for Future Equity (SAFE) and received gross proceeds of $733,585 in a private placement to accredited investors. In connection with the private placement, the placement agent for the private placement received a cash fee of $47,100. Particle is currently trying to raise equity capital which upon meeting certain thresholds would automatically convert the SAFE instruments to comment stock.

We may need additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the issuance of preferred stock, the sale of common stock and the exercise of warrants.

The proceeds of warrants which are not expected to be cashless could generate potential proceeds of up to $8,519,000.

Operating Activities

Net cash used in operating activities for the years ended September 30, 2020 was $3,914,000. This amount was primarily related to (i) a net loss of $13,563,000; offset by (ii) working capital changes of $283,000; and (iii) non-cash expenses of $9,366,000. The non-cash items include (iv) depreciation and amortization of $243,000; (v) issuance of capital stock for services and expenses of $1,045,000; (vi) stock based compensation of $1,702,000; (vi) amortization of debt discount as interest expense of $5,663,000; (vii) loss on debt settlement of $825,000; and (viii) other of $5,000, offset by (ix) gain on debt settlement of $117,000.

Investing Activities

Net cash used in investing activities for the years ended September 30, 2020 and 2019 was $70,000 and $80,000, respectively. This amount was primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the years ended September 30, 2020 and 2019 was $6,381,000 and $4,150,000. These amounts was primarily related to (i) issuance of convertible notes payable of $5,640,000; (ii) issuance of common stock for warrant exercises of $8,000; (iii) proceeds from notes payable of $226,000; (iv) proceeds for Simple Agreements for Future Equity of $785,000; and proceeds from issuance of shares related to debt settlement of $125,000; offset by (v) payments of issuance costs from convertible notes payable of $480,000.

Our contractual cash obligations as of September 30, 2020 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$137,521	$113,553	$23,968	$-	$-
Convertible notes payable	7,894,566	7,894,566	-	-	-
	$8,032,087	$8,008,119	$23,968	$-	$-

(1)
Convertible notes payable includes $5,639,500 that converts into common stock at the maturity date during 2020 and 2021 and $2,255,066 under various convertible promissory notes as of September 30, 2020 including $1,184,066 owed to entities controlled by our chairman. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID™” technologies. None of the expenditures are contractual obligations as of September 30, 2020.

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

Derivative Financial Instruments –Pursuant to ASC 815 “Derivatives and Hedging”, we evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. We then determines if embedded derivative must be bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, we use a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Stock Based Compensation – We have share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options and warrants to purchase shares of our common stock at the fair market value at the time of grant. Stock-based compensation cost to employees is measured by us at the grant date, based on the fair value of the award, over the requisite service period under ASC 718. For options issued to employees, we recognize stock compensation costs utilizing the fair value methodology over the related period of benefit.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2020 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Personnel: We do not employ a full time Chief Financial Officer. Our Chairman serves as interim Chief Financial Officer. We utilize a consultant to assist with our financial reporting. During 2021, we expect to strengthen the finance staff and improve internal controls over documentation.

Audit Committee: While we have an audit committee, we lack a financial expert. During 2021, the Board expects to appoint an Audit Committee Chairman who is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2020.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended September 30, 2020 that were not filed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Director/ Executive Officer
Directors-
Ronald P. Erickson	76	Chairman and Interim Chief Financial Officer (1)
Phillip A. Bosua	46	Chief Executive Officer and Director
Jon Pepper	69	Director (2)
Ichiro Takesako	61	Director
William A. Owens	80	Director (3)

(1) Chairman of the Nominating and Corporate Governance Committee.
(2) Chairman of the Audit Committee.
(3) Chairman of the Compensation Committee.

Directors appoints our executive officers. Each director hold office until their successors are duly appointed or until their earlier resignation or removal. Each officer serves, at the pleasure of the Board of Directors.

Background and Business Experience

Ronald P. Erickson has been a director and officer of Know Labs since April 2003. He was appointed as our CEO and President in November 2009 and as Chairman of the Board in February 2015. Previously, Mr. Erickson was our President and Chief Executive Officer from September 2003 through August 2004 and was Chairman of the Board from August 2004 until May 2011. Mr. Erickson stepped down as Chief Executive Officer on April 10, 2018.

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

In the past few years, Mr. Takesako has held the following executive position in Sumitomo and its affiliates:

June 2008:	appointed as General Manager of Sales and Marketing Department of Micro Technology Division
April 2009:	appointed as General Manager of Overseas Business Department of Micro Technology Division, in charge of M&A activity of certain business segment and assets of Aviza Technology, Inc.
July 2010:	appointed as Executive Director of SPP Process Technology Systems, 100% owned subsidiary of Sumitomo Precision Products then, stationed in Newport, Wales
August 2011:	appointed as General Manager, Corporate Strategic Planning Group
January 2013:	appointed as Chief Executive Officer of M2M Technologies, Inc., a company invested by Sumitomo Precision products
April 2013:	appointed as General Manager of Business Development Department, in parallel of CEO of M2M Technologies, Inc.
April 2014:	relieved from General Manager of Business Development Department and is responsible for M2M Technologies Inc. as its CEO
April 2017:	appointed as President and Chief Executive Officer of At Signal Inc., an internet data company

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

William A. Owens has served as an independent director since May 24, 2018. Admiral William A. Owens is currently the co- founder and executive chairman of Red Bison Advisory Group, a company which identifies opportunities with proven enterprises in China, the Middle East, and the United States and creates dynamic partnerships focusing on natural resources (oil, gas and fertilizer plants), real estate, and information and communication technology. Most recently, he was the chairman of the board of CenturyLink Telecom, the third largest telecommunications company in the United States and was on the advisory board of SAP USA. Owens serves on the board of directors at Wipro Technologies and Know Labs Inc. Owens is on the advisory board of the following private companies: Carillon Technologies, Platform Science, Prism, Sarcos, Sierra Nevada Corporation and Vodi. Owens is on the board of trustees at EastWest Institute, Seattle University, and an advisor to the Post COVID-19 Debt Initiative (PCDI). He is also a member of the Council of Foreign Relations.

From 2007 to 2015, Owens was the Chairman and Senior Partner of AEA Investors Asia, a private equity firm located in Hong Kong, and Vice Chairman of the NYSE for Asia. Owens also served as the Chairman of Eastern Airlines. He has served on over 20 public boards including Daimler, British American Tobacco, Telstra, Nortel Networks, and Polycom. Owens was the CEO/Chairman of Teledesic LLC, a Bill Gates/Craig McCaw company bringing worldwide broadband through an extensive satellite network and prior, was the President, COO/Vice Chairman of Science Applications International Corporation (SAIC). Owens has also served on the boards of the non-for-profit organizations; Fred Hutchinson Cancer Research Center, Carnegie Corporation of New York, Brookings Institution, and RAND Corporation.

Owens is a four-star US Navy veteran. He was Vice Chairman of the Joint Chiefs of Staff, the second-ranking United States military officer with responsibility for reorganizing and restructuring the armed forces in the post- Cold War era. He is widely recognized for bringing commercial high-grade technology into the Department of Defense for military applications. Owens was the architect of the Revolution in Military Affairs (RMA), an advanced systems technology approach to military operations, the most significant change in the system of requirements, budgets and technology for the four-armed forces since World War II. Owens, served as Commander of the U.S. Sixth Fleet from 1990 to 1992, which included Operation Desert Storm. Owens also served as the deputy chief of Naval Operations for Resources. Owens was senior military assistant to two Secretaries of Defense (Cheney and Carlucci) and served in the Office of Program Appraisal for the Secretary of the Navy. He began his military career as a nuclear submariner. He served on four strategic nuclear-powered submarines and three nuclear attack submarines, including tours as Commanding Officer aboard the USS Sam Houston, Michigan, and USS City of Corpus Christi. Owens spent a total of 2000 days submerged aboard submarines, including duty in Vietnam.

Owens is a 1962 honor graduate of the United States Naval Academy with a bachelor’s degree in mathematics, bachelor’s and master’s degrees in politics, philosophy and economics from Oxford University, and a master’s degree in management from George Washington University. He has written more than 50 articles on national security and authored the book “High Seas.” His book, “Lifting the Fog of War,” was published in April 2000 with a revision published in Mandarin in 2009.

Owens has received numerous recognitions and awards: the “Légion d’Honneur” by France, and the highest awards given to foreigners by the countries of Indonesia and Sweden. He was named as one of The 50 Most Powerful People in Networking by Network World, one of the 100 Best Board Members in the United States for 2011 and again in 2016 awarded by NACD, awarded the David Sarnoff Award for Technology Innovation and the Intrepid Salute Award in recognition of his business achievements and support of important philanthropic activities. Owens is active in philanthropy to foster Chinese – American relations including dialogues between the most senior retired officers in the United States and Chinese militaries and similar dialogues between very senior economists. He is one of North Dakota’s Roughriders recipients, the award given annually to some of the most prominent North Dakotans.

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
Jon Pepper

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during the fiscal year ended September 30, 2020 served as an officer, former officer, or employee of the Company or participated in a related party transaction that would be required to be disclosed in this prospectus. Further, during this period, no executive officer of the Company served as:

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our executive officers named in the Compensation Table under “Remuneration of Executive Officers” (the “Named Executive Officers”) who served during the year ended September 30, 2020. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure. The principles and guidelines discussed herein would also apply to any additional executive officers that the Company may hire in the future.

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter.  Starting 2020, the Committee has obtained advice from third parties regarding peer group compensation and other attributes of executive compensation. The members of the Compensation Committee are William A. Owens, Jon Pepper and Ichiro Takesako.

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

Setting Executive Compensation

The Compensation Committee believes that compensation for the Company’s executive officers must be managed to what we can afford and in a way that allows for us to meet our goals for overall performance. During the years ended September 30, 2020 and 2019, the Compensation Committee and the Board compensated Ronald P. Erickson, its Chairman of the Board and Interim Financial Officer, with an annual salary of $180,000 from October 1, 2018 to March 4, 2019, from March 5, 2019 to May 1, 2020, the annual compensation was $195,000, and from May 5, 2020 to September 30, 2020, the annual compensation was $215,000. The Compensation Committee and the Board of Particle Inc. compensated Ronald P. Erickson with an annual salary of $120,000 from June 1, 2020.

During the years ended September 30, 2020 and 2019, the Compensation Committee and the Board compensated Phillip A. Bosua, its Chief Executive Officer, with an annual salary of $225,000 from October 1, 2018 to March 4, 2019, from March 5, 2019 to May 1, 2020, the annual compensation was $240,000, and from May 5, 2020 to September 30, 2020, the annual compensation was $260,000. The Compensation Committee and the Board of Particle, Inc. compensated Phillip A. Bosua with an annual salary of $120,000 from June 1, 2020.

This compensation reflected the financial condition of the Company. Other Named Executive Officers were paid by us during 2020 and 2019. The Compensation Committee starting using a peer group of publicly-traded and privately-held companies in structuring the compensation packages starting late 2020.

Executive Compensation Components for the Year Ended September 30, 2020

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the year that ended on September 30, 2020. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For the year that ended September 30, 2020, the principal components of compensation for named executive officers was base salary and stock and other equity awards.

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

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s Named Executive Officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the Named Executive Officers during the year ended September 30, 2020 based on our financial condition.

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

Generally, the majority of the options granted by the Compensation Committee vest quarterly over four year term. Vesting and exercise rights cease upon termination of employment and/or service, except in the case of death (subject to a one year limitation), disability or retirement. Stock options vest immediately upon termination of employment without cause or an involuntary termination following a change of control. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

The Named Executive Officers received stock grants and option awards during the year ended September 30, 2020, as disclosed under the header Executive Compensation below.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the Named Executive Officers.

Perquisites and Other Personal Benefits

During the year ended September 30, 2020, we provided the Named Executive Officers with medical insurance. No other personal benefits were provided to these individuals. The committee expects to review the levels of perquisites and other personal benefits provided to Named Executive Officers annually.

Employment Agreement with Phillip A. Bosua, Chief Executive Officer

Phillip A. Bosua was appointed our Chief Executive Officer on April 10, 2018. Previously, Mr. Bosua served as the Company’s Chief Product Officer since August 2017. The Company entered into a Consulting Agreement with Mr. Bosua’s company, Blaze Clinical on July 7, 2017. From September 2012 to February 2015, Mr. Bosua was the founder and Chief Executive Officer of LIFX Inc. (where he developed and marketed an innovative “smart” light bulb) and from August 2015 until February 2016 was Vice President Consumer Products at Soraa (which markets specialty LED light bulbs). From February 2016 to July 2017, Mr. Bosua was the founder and CEO of RAAI, Inc. (where he continued the development of his smart lighting technology). From May 2008 to February 2013 he was the Founder and CEO of LimeMouse Apps, a leading developer of applications for the Apple App Store.

On April 10, 2018, we entered into an Employment Agreement with Mr. Bosua reflecting his appointment as Chief Executive Officer. The Employment Agreement is for an initial term of 12 months (subject to earlier termination) and will be automatically extended for additional 12-month terms unless either party notifies the other party of its intention to terminate the Employment Agreement with at least ninety (90) days prior to the end of the Initial Term or renewal term. Mr. Bosua was paid a base salary of $225,000 per year, received 500,000 shares of common stock valued at $0.33 per share and may be entitled to bonuses and equity awards at the discretion of the Board or a committee of the Board. The Employment Agreement provides for severance pay equal to 12 months of base salary if Mr. Bosua is terminated without “cause” or voluntarily terminates his employment for “good reason.” From October 1, 2018 to March 4, 2019, the annual compensation was $225,000, from March 5, 2019 to May 1, 2020, the annual compensation was $240,000, and from May 5, 2020 to September 30, 2020, the annual compensation was $260,000. The Compensation Committee and the Board of Particle, Inc. compensated Phillip A. Bosua with an annual salary of $120,000 from June 1, 2020.

Mr. Bosua will be entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements.

If the Company terminates Mr. Bosua’s employment at any time prior to the expiration of the Term without Cause, as defined in the Employment Agreement, or if Mr. Bosua terminates his employment at any time for “Good Reason” or due to a “Disability”, Mr. Bosua will be entitled to receive (i) his Base Salary amount for one year; and (ii) medical benefits for eighteen months.

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

Mr. Erickson’s annual compensation was $180,000. Mr. Erickson is also entitled to receive an annual bonus and equity awards compensation as approved by the Board. The bonus should be paid no later than 30 days following earning of the bonus. From October 1, 2018 to March 4, 2019, the annual compensation was $180,000, from March 5, 2019 to May 1, 2020, the annual compensation was $195,000, and from May 5, 2020 to September 30, 2020, the annual compensation was $215,000. The Compensation Committee and the Board of Particle, Inc. compensated Ronald P. Erickson with an annual salary of $120,000 from June 1, 2020.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee, composed entirely of independent directors in accordance with the applicable laws and regulations, sets and administers policies that govern the Company's executive compensation programs, and incentive and stock programs. The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

THE COMPENSATION COMMITTEE

William A. Owens, Chairman

EXECUTIVE COMPENSATION

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the fiscal years ended September 30, 2020 and 2019:

Summary Compensation Table

							All
					Stock	Option	Other
			Salary	Bonus	Awards	Awards	Compensation	Total
Name	Principal Position		($)	($)	($) (3)	($)	($)	($)
Salary-
Ronald P. Erickson (1)	Chairman of the Board and Interim Chief Financial Officer	9/30/20	$243,333	$-	$190,000	$394,000	$-	$827,333
		9/30/19	$188,750	$-	$102,000	$-	$-	$290,750

Phillip A. Bosua (2)	Chief Executive Officer	9/30/20	$288,333	$-	$285,000	$394,000	$-	$967,333
		9/30/19	$233,750	$-	$-	$-	$-	$233,750

(1) Mr. Erickson’s annual compensation from October 1, 2018 to March 4, 2019 was $180,000, from March 5, 2019 to May 1, 2020, the annual compensation was $195,000, and from May 5, 2020 to September 30, 2020, the annual compensation was $215,000. The Compensation Committee and the Board of Particle, Inc. compensated Ronald P. Erickson with an annual salary of $120,000 from June 1, 2020. The 100,000 shares of restricted common stock issued on January 2, 2019 to Mr. Erickson were valued at the grant date market value of $1.02 per share. The 100,000 shares of restricted common stock issued on January 1, 2020 to Mr. Erickson were valued at the grant date market value of $1.90 per share. The stock grant was authorized at $0.17 per share. Mr. Erickson received a vested stock option grant from Particle for 500,000 Particle shares valued at $0.788 per share or $394,000.

(2)  Mr. Bosua’s annual compensation from October 1, 2018 to March 4, 2019 was $225,000, the annual compensation was $225,000, from March 5, 2019 to May 1, 2020, the annual compensation was $240,000, and from May 5, 2020 to September 30, 2020, the annual compensation was $260,000. The Compensation Committee and the Board of Particle, Inc. compensated Phillip A. Bosua with an annual salary of $120,000 from June 1, 2020. The 150,000 shares of restricted common stock issued on January 1, 2020 to Mr. Bosua were valued at the grant date market value of $1.90 per share. Mr. Bosua received a vested stock option grant from Particle for 500,000 Particle shares valued at $0.788 per share or $394,000.

(3) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

 Grants of Stock Based Awards in Fiscal Year Then Ended September 30, 2020

The Compensation Committee approved the following performance-based incentive compensation to the Named Executive Officers during the year ended September 30, 2020.

									All Other
								All Other	Option Awards;
		Estimated Future Payouts Under			Estimated Future Payouts Under			Stock Awards;	Number of
		Non-Equity Incentive Plan			Equity Incentive Plan			Number of	Securities	Exercise or	Grant Date
		Awards			Awards			Shares of	Underlying	Base Price of	Fair Value of
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or Units	Options	Option Awards	Stock and
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh) (3)	Option Awards

Ronald P. Erickson (1)	11/4/19	$-	$-	$-	-	-	-	-	1,200,000	$1.100	$-
	7/2/20	$-	$-	$-	-	-	-	-	1,500,000	$0.100	0.788
Phillip A. Bosua (2)	11/4/19	$-	$-	$-	-	-	-	-	1,200,000	$1.100	$-
	7/2/20	$-	$-	$-	-	-	-	-	1,500,000	$0.100	0.788

(1)
On November 4, 2019, the Company granted a stock option grant to Ronald P. Erickson for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vests upon uplisting to the NASDAQ or NYSE exchanges. On July 2, 2020, Particle approved stock option grants for 1,500,000 shares at $0.10 per share to Ronald P. Erickson. The stock option grants vest (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved. Mr. Erickson received a vested stock option grant from Particle for 500,000 Particle shares valued at $0.788 per share or $394,000. The remaining 1,000,000 Particle options are milestone based and expense will be recognized when the milestone is met or likely to be met.

(2)
On November 4, 2019, the Company granted a stock option grant to Philip A. Bosua for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vests upon FDA approval of the UBAND blood glucose monitor. On July 2, 2020, Particle approved stock option grants for 1,500,000 shares at $0.10 per share to Phillip A. Bosua. The stock option grants vest (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved. Mr. Bosua received a vested stock option grant from Particle for 500,000 Particle shares valued at $0.788 per share or $394,000. The remaining 1,000,000 Particle options are milestone based and expense will be recognized when the milestone is met or likely to be met.

(3)
These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards as of Fiscal Year Then Ended September 30, 2020

Our Named Executive Officers have the following outstanding equity awards as of September 30, 2020.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	Exercisable	Unexerciseable	Price	Expiration
Name	(#)	(#)	($) (3)	Date

Ronald P. Erickson (1)	-	1,200,000	$1.10	11/4/24
	500,000	1,000,000	$0.10	7/2/25
Phillip A. Bosua (2)	-	1,200,000	$1.10	11/4/24
	500,000	1,000,000	$0.10	7/2/25

(1)
On November 4, 2019, the Company granted a stock option grant to Ronald P. Erickson for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vests upon uplisting to the NASDAQ or NYSE exchanges. On July 2, 2020, Particle approved stock option grants for 1,500,000 shares at $0.10 per share to Ronald P. Erickson. The stock option grants vest (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved. Mr. Erickson received a vested stock option grant from Particle for 500,000 Particle shares valued at $0.788 per share or $394,000. The remaining 1,000,000 Particle options are milestone based and expense will be recognized when the milestone is met or likely to be met.

(2)
On November 4, 2019, the Company granted a stock option grant to Philip A. Bosua for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vests upon FDA approval of the UBAND blood glucose monitor. On July 2, 2020, Particle approved stock option grants for 1,500,000 shares at $0.10 per share to Phillip A. Bosua. The stock option grants vest (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved. Mr. Bosua received a vested stock option grant from Particle for 500,000 Particle shares valued at $0.788 per share or $394,000. The remaining 1,000,000 Particle options are milestone based and expense will be recognized when the milestone is met or likely to be met.

(3)
These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Option Exercises and Stock Vested

Our Named Executive Officers did not have any option exercises during the year ended September 30, 2020.

Pension Benefits

We do not provide any pension benefits.

Nonqualified Deferred Compensation

We do not have a nonqualified deferral program.

Employment Agreements

We have an employment agreement with each of Ronald P. Erickson and Phillip A. Bosua, which are summarized in tabular format below.

Potential Payments upon Termination or Change in Control

We have the following potential payments upon termination or change in control with Ronald P. Erickson:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 9/30/2020	on 9/30/2020	on 9/30/2020	on 9/30/2020	on 9/30/2020
Compensation:
Base salary (1)	$-	$-	$215,000	$215,000	$-
Performance-based incentive
compensation (2)	$-	$-	$-	$-	$-
Stock options	$-	$-	$2,202,000	$2,202,000	$-

Benefits and Perquisites:
Health and welfare benefits (3)	$-	$-	$26,388	$26,388	$-
Accrued vacation pay	$-	$-	$72,769	$72,769	$-

Total	$-	$-	$2,516,157	$2,516,157	$-

(1)
Reflects a salary for twelve months.
(2)
Reflects the vesting of stock option grants.
(3)
Reflects the cost of medical benefits for eighteen months.

We have the following potential payments upon termination or change in control with Phillip A. Bosua:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 9/30/2020	on 9/30/2020	on 9/30/2020	on 9/30/2020	on 9/30/2020
Compensation:
Base salary (1)	$-	$-	$260,000	$260,000	$-
Performance-based incentive
compensation (2)	$-	$-	$-	$-	$-
Stock options	$-	$-	$2,202,000	$2,202,000	$-

Benefits and Perquisites:
Health and welfare benefits (3)	$-	$-	$22,572	$22,572	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$2,484,572	$2,484,572	$-

(1)
Reflects a salary for twelve months.
(2)
Reflects the vesting of stock option grants.
(3)
Reflects the cost of medical benefits for eighteen months.

We do not have any potential payments upon termination or change in control with our other Named Executive Officers.

DIRECTOR COMPENSATION

We primarily use stock options grants to incentive compensation to attract and retain qualified candidates to serve on the Board. This compensation reflected the financial condition of the Company. In setting director compensation, we consider the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by our members of the Board. During the year ended September 30, 2020, Ronald P. Erickson and Phillip A. Bosua did not receive any compensation for his service as a director.  The compensation disclosed in the Summary Compensation Table on page 36 represents the total compensation for Mr. Erickson and Mr. Bosua.

Compensation Paid to Board Members

Our independent non-employee directors are not compensated in cash.   The only compensation generally has been in the form of stock awards. There is no formal stock compensation plan for independent non-employee directors. Our non-employee directors received the following compensation during the year ended September 30, 2020.

	Stock	Option	Other
Name	Awards	Awards (4)	Compensation	Total
Jon Pepper (1)	$76,000	$52,815	$-	$128,815
Ichiro Takesako (2)	76,000	52,815	-	128,815
William A. Owens (3)	76,000	-	-	76,000

Total	$228,000	$105,630	$-	$333,630

(1)
The stock award for 40,000 shares was issued on January 1, 2020 to Jon Pepper and was valued at $1.90 per share. The stock option grant for 52,500 shares of common stock was issued on November 4, 2019 to Mr. Pepper and was valued at the black scholes value of $1.006 per share.

(2)
The stock award for 40,000 shares was issued on January 1, 2020 to Ichiro Takesako and was valued at $1.90 per share. The stock option grant for 52,500 shares of common stock was issued on November 4, 2019 to Mr. Takesako and was valued at the black scholes value of $1.006 per share.

(3)
The stock award for 40,000 shares was issued to William A. Owens on January 1, 2020 and was valued at $1.90 per share.

(4)
These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of September 30, 2020 by:

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

	Shares Beneficially Owned
	Amount	Percentage
Directors and Officers-
Ronald P. Erickson (1)	8,089,015	25.7%
Phillip A. Bosua (2)	3,567,500	14.1%
Jon Pepper (3)	278,000	1.1%
Ichiro Takesako (4)	190,000	*
William A. Owens (5)	690,000	2.8%
Total Directors and Officers (5 in total)	12,814,515	51.7%

* Less than 1%.

(1) Reflects 1,458,085 shares of shares of common stock beneficially owned by Ronald P. Erickson or entities controlled by Mr. Erickson and warrants to purchase 1,894,666 shares of our common stock that are exercisable within 60 days, and also includes 4,736,264 shares of our common stock related to convertible debt that are exercisable within 60 days. The address of Mr. Erickson is 500 Union Street, Suite 810, Seattle, WA 98101.

(2) Reflects 1,458,085 shares of shares of common stock beneficially owned by Ronald P. Erickson or entities controlled by Mr. Erickson and warrants to purchase 1,894,666 shares of our common stock that are exercisable within 60 days, and also includes 4,736,264 shares of our common stock related to convertible debt that are exercisable within 60 days. The address of Mr. Erickson is 500 Union Street, Suite 810, Seattle, WA 98101.

(3) Reflects 278,000 shares of shares of common stock beneficially owned by Jon Pepper.

(4) Reflects 190,000 shares of shares of common stock beneficially owned Ichiro Takesako.

(5) Reflects 490,000 shares of shares of common stock beneficially owned by William A. Owens and warrants to purchase 200,000 shares of our common stock that are exercisable within 60 days.

	Shares Beneficially Owned
	Amount	Percentage
Greater Than 5% Ownership

Clayton A. Struve (1)	20,758,075	46.7%
	Blocker at 4.99%

Ronald P. Erickson (2)	8,089,015	25.7%

Phillip A. Bosua (3)	3,567,500	14.1%

Dale Broadrick (4)	2,726,036	10.5%

(1) Reflects 1,080,000 shares beneficially owned by Clayton A. Struve. This total also includes 7,285,719 warrants to purchase shares of our common stock, 8,108,356 shares related to the conversion of preferred stock into our common stock and 5,284,000 shares related to the conversion of debt into our common stock. The 6,785,719 of warrants and all of the preferred stock and convertible debt are currently priced at $0.25 per share, subject to adjustment. Warrants of 500,000 shares related to the offering are currently priced at $1.20 per share, subject to adjustment. Mr. Struve is subject to a 4.99% blocker. The address of Mr. Struve is 175 West Jackson Blvd., Suite 440, Chicago, IL 60604.

(2) Reflects 1,458,085 shares of shares of common stock beneficially owned by Ronald P. Erickson or entities controlled by Mr. Erickson and warrants to purchase 1,894,666 shares of our common stock that are exercisable within 60 days, and also includes 4,736,264 shares of our common stock related to convertible debt that are exercisable within 60 days. The address of Mr. Erickson is 500 Union Street, Suite 810, Seattle, WA 98101.

(3) Reflects 3,005,000 shares of shares of common stock beneficially owned by Phillip A. Bosua and vested stock option grants to purchase 562,500 shares of our common stock that are exercisable within 60 days. The address of Mr. Bosua is 500 Union Street, Suite 810, Seattle, WA 98101.

(4)  Reflects the shares beneficially owned by Dale Broadrick. This total includes 1,613,018 shares and a total of 1,113,018 warrants to purchase shares of our common stock that are exercisable within 60 days. The address of Dale Broadrick is 3003 Brick Church Pike, Nashville, Tennessee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mr. Pepper, Mr. Takesako and Mr. Owens are each independent directors. All current directors are or may become in the future shareholders of the Company

Policies and Procedures for Related Person Transactions

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

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Since October 1, 2018, we have engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities and affiliates, or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

Other than the following transactions, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

●	Disclosing such transactions in reports where required;

●	Disclosing in any and all filings with the SEC, where required;

●	Obtaining disinterested director’s consent; and

●	Obtaining shareholder consent where required.

Transactions with Clayton Struve

Convertible Promissory Notes with Clayton A. Struve

We owe Clayton A. Struve $1,071,000 under convertible promissory or OID notes. We recorded accrued interest of $71,562 and $62,171 as of September 30, 2020 and 2019, respectively. On May 8, 2019, we signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to September 30, 2019. On November 26, 2019, we signed Amendments to the convertible promissory or OID notes, extending the due dates to March 31, 2020. On May 11, 2020, we signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2020. On December 23, 2020, we signed Amendments to the convertible promissory or OID notes, extending the due dates to March 31, 2021.

Series C and D Preferred Stock and Warrants

On August 5, 2016, we closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. On September 30, 2020 and 2019 there are 1,785,715 Series C Preferred shares outstanding.

As of September 30, 2020 and 2019, we have 1,106,014 of Series D Preferred Stock outstanding with Clayton A. Struve, an accredited investor. On August 14, 2017, the price of the Series D Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments.

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

Debt Offering

Mr. Struve invested $1,000,000 in the Debt Offering which closed in May 2019. On March 18, 2020, Mr. Struve received 1,080,000 shares of common stock related to the automatic conversion of the $1,000,000 invested in the Debt Offering.

Related Party Transactions with Ronald P. Erickson

On March 16, 2018, we entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $73,964 as of September 30, 2019. On May 8, 2019, we signed Amendment 1 to the convertible redeemable promissory notes, extending the due dates to September 30, 2019 and increasing the interest rate to 6%. On November 26, 2019, we signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to March 31, 2020. On May 11, 2020, we signed Amendment 3 to the convertible promissory or OID notes, extending the due dates to September 30, 2020. On December 8, 2020, we signed Amendment 4 to the convertible promissory or OID notes, extending the due dates to March 31, 2021.

On January 2, 2019, Mr. Erickson was issued 100,000 shares of restricted common stock at the grant date market value of $1.02 per share.

On October 4, 2019, Ronald P. Erickson voluntarily cancelled a stock option grant for 1,000,000 shares with an exercise price of $3.03 per share. The grant was related to performance and was not vested.

On November 4, 2019, we granted a stock option grant to Ronald P. Erickson for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vests upon uplisting to the NASDAQ or NYSE exchanges.

On January 1, 2020, we issued 100,000 shares of restricted common stock to Ronald P. Erickson. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $1.90 per share, the market price of our common stock, or $190,000.

On June 1, 2020, Mr. Erickson received a salary of $10,000 per month for work on Particle, Inc.

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $597,177 and $487,932 as of September 30, 2020 and 2019, respectively.

On July 2, 2020, Particle issued a stock option grant for 1,500,000 shares at $0.10 per share to Ronald P. Erickson. The stock option grant vests (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved.

Related Party Transaction with Phillip A. Bosua

On October 4, 2019, Philip A. Bosua voluntarily cancelled a stock option grant for 1,000,000 shares with an exercise price of $3.03 per share. The grants was related to performance and was not vested.

On November 4, 2019, we granted a stock option grant to Philip A. Bosua for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vests upon FDA approval of the UBAND blood glucose monitor.

On January 1, 2020, we issued 150,000 shares of restricted common stock to Phillip A. Bosua. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $1.90 per share, the market price of our common stock, or $285,000.

On June 1, 2020, Mr. Bosua received a salary of $10,000 per month for work on Particle, Inc.

On July 2, 2020, Particle issued a stock option grant for 1,500,000 shares at $0.10 per share to Philip A. Bosua. The stock option grant vests (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved.

Stock Issuances and Cancellations to Named Executive Officers and Directors

During the year ended September 30, 2019, two directors voluntarily forfeited stock option grants for 100,000 shares of common stock at $3.03 per share.

On November 4, 2019, we granted stock option grants to two directors totaling 105,000 shares with an exercise price of $1.10 per share. The stock option grants expire in five years. The stock option grants vested immediately.

On January 1, 2020, we issued 120,000 shares of restricted common stock to three directors. The shares were issued in accordance with the 2011 Stock Incentive Plan and were valued at $1.90 per share, the market price of the Company’s common stock, or $228,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended September 30, 2020, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged BPM LLP to perform an annual audit of our financial statements for the fiscal year ended September 30, 2020. BPM did not perform any services prior to September 30, 2019. Previously the Audit Committee engaged SD Mayer and Associates, LLP to perform an annual audit of our financial statements for the fiscal years ended September 30, 2018; SD Mayer was dismissed on October 3, 2019. The following is the breakdown of aggregate fees paid for the last two fiscal years. The audit fees listed below are those billed in the respective fiscal year but generally relate to the prior fiscal year:

	Year Ended	Year Ended
	September 30, 2020	September 30, 2019
Audit fees	$178,325	$53,620
Audit related fees	48,150	26,000
Tax fees	14,150	7,500
All other fees	14,615	7,800

	$255,240	$94,920

- “Audit Fees” are fees paid for professional services for the audit of our financial statements.

- “Audit-Related fees” are fees paid for professional services not included in the first two categories, specifically, PCAOB interim quarterly, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

- “Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns.

- “All other fees” related to the reviews of Registration Statements on Form S-1.

SECTION16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to us.

Based solely on a review of copies of reports furnished to us, as of September 30, 2020 our executive officers, directors and 10% holders complied with all filing requirements except as follows:
Jon Pepper filed a Form 4 on January 23, 2020 that was required to be filed on January 3, 2020.
Ichiro Takesako filed a Form 4 on January 23, 2020 that was required to be filed on January 3, 2020.
William A. Owens filed a Form 4 on January 23, 2020 that was required to be filed on January 3, 2020.
Phillip A. Bosua filed a Form 4 on January 23, 2020 that was required to be filed on January 3, 2020.
Ronald P. Erickson filed a Form 4 on January 23, 2020 that was required to be filed on January 3, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) FINANCIAL STATEMENTS:

The company’s financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

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

14.1	Code of Ethics dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

16.1	Letter dated October 4, 2019 from SD Mayer and Associates, LLP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 8, 2019)

21.1	Subsidiaries of the Registrant. Filed herewith.

99.1	Audit Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

99.2	Compensation Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

99.3	Nominations and Corporate Governance Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Know Labs, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Know Labs, Inc. and subsidiaries (the Company) as of September 30, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended September 30, 2020 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

BPM LLP
We served as the Company’s auditor since October 2019
Walnut Creek, California
December 29, 2020

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	September 30, 2019
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,298,179	$1,900,836
Accounts receivable, net of allowance of $0 and $40,000, respectively	-	63,049
Prepaid expenses	-	6,435
Inventories, net	-	7,103
Total current assets	4,298,179	1,977,423

PROPERTY AND EQUIPMENT, NET	128,671	130,472

OTHER ASSETS
Intangible assets	101,114	274,446
Other assets	25,180	13,766
Operating lease right of use asset	129,003	243,526

TOTAL ASSETS	$4,682,147	$2,639,633

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$487,810	$810,943
Accounts payable - related parties	5,687	7,048
Accrued expenses	401,178	460,055
Accrued expenses - related parties	591,600	458,500
Convertible notes payable	3,967,578	3,954,241
Note payable	226,170	-
Simple Agreements for Future Equity	785,000	-
Current portion of operating lease right of use liability	108,779	124,523
Total current liabilities	6,573,802	5,815,310

NON-CURRENT LIABILITIES:
Operating lease right of use liability, net of current portion	23,256	121,613
Total non-current liabilities	23,256	121,613

COMMITMENTS AND CONTINGENCIES (Note 14)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 9/30/2020 and 9/30/2019 respectively	-	-
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 9/30/2020 and 9/30/2019, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 1,016,014 shares authorized,
1,016,004 shares issued and outstanding at 9/30/2020 and 9/30/2019, respectively	1,015	1,015
Common stock - $0.001 par value, 100,000,000 shares authorized, 24,804,874 and 18,366,178
shares issued and outstanding at 9/30/2020 and 9/30/2019, respectively	24,807	18,366
Additional paid in capital	54,023,758	39,085,179
Accumulated deficit	(55,966,281)	(42,403,640)
Total stockholders' equity (deficit)	(1,914,911)	(3,297,290)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,682,147	$2,639,633

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	September 30, 2020	September 30, 2019

REVENUE	$121,939	$1,804,960
COST OF SALES	69,726	1,378,413
GROSS PROFIT	52,213	426,547
RESEARCH AND DEVELOPMENT EXPENSES	2,033,726	1,257,872
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,844,415	4,181,687
OPERATING LOSS	(6,825,928)	(5,013,012)

OTHER INCOME (EXPENSE):
Interest expense	(6,094,682)	(2,945,312)
Other income	65,769	(9,561)
(Loss) gain on debt settlements	(707,800)	355,569
Total other (expense), net	(6,736,713)	(2,599,304)

LOSS BEFORE INCOME TAXES	(13,562,641)	(7,612,316)

Income tax expense	-	-

NET LOSS	$(13,562,641)	$(7,612,316)

Basic and diluted loss per share	$(0.62)	$(0.42)

Weighted average shares of common stock outstanding- basic and diluted	21,791,058	18,053,848

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

	Series A Convertible		Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of October 1, 2018	20,000	$11	1,785,715	$1,790	1,016,004	$1,015	17,531,522	$17,531	$32,163,386	$(34,791,324)	$(2,607,591)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	1,141,674	-	1,141,674
Issuance of common stock for services	-	-	-	-	-	-	245,000	245	348,655	-	348,900
Conversion of Series A Preferred Stock	(20,000)	(11)	-	-	-	-	80,000	80	(69)	-	-
Beneficial conversion feature (Note 10)	-	-	-	-	-	-	-	-	2,857,960	-	2,857,960
Issuance of warrants to debt holders (Note 10)	-	-	-	-	-	-	-	-	1,384,530	-	1,384,530
Issuance of warrants for services related to debt offering (Note 10)	-	-	-	-	-	-	-	-	1,072,095	-	1,072,095
Stock based compensation- warrant issuances	-	-	-	-	-	-	-	-	117,458	-	117,458
Issuance of common stock for warrant exercise	-	-	-	-	-	-	509,656	510	(510)	-	(0)
Net loss	-	-	-	-	-	-	-	-	-	(7,612,316)	(7,612,316)
Balance as of September 30, 2019	-	-	1,785,715	1,790	1,016,004	1,015	18,366,178	18,366	39,085,179	(42,403,640)	(3,297,290)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	1,702,085	-	1,702,085
Stock option exercise	-	-	-	-	-	-	73,191	73	(73)	-	-
Conversion of debt offering and accrued interest (Note 10)	-	-	-	-	-	-	4,581,917	4,585	4,591,952	-	4,596,537
Beneficial conversion feature (Note 10)	-	-	-	-	-	-	-	-	3,766,074	-	3,766,074
Issuance of warrants to debt holders (Note 10)	-	-	-	-	-	-	-	-	1,824,998	-	1,824,998
Issuance of warrants for services related to debt offering (Note 10)	-	-	-	-	-	-	-	-	975,326	-	975,326
Issuance of common stock for services	-	-	-	-	-	-	550,000	550	1,044,450	-	1,045,000
Issuance of common stock for exercise of warrants	-	-	-	-	-	-	733,588	733	84,267	-	85,000
Issuance of shares related to Settlement and Mutual Release and Subscription Agreements	-	-	-	-	-	-	500,000	500	949,500	-	950,000
Net loss	-	-	-	-	-	-	-	-	-	(13,562,641)	(13,562,641)
	-	$-	1,785,715	$1,790	1,016,004	$1,015	24,804,874	$24,807	$54,023,758	$(55,966,281)	$(1,914,911)

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	September 30, 2020	September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,562,641)	$(7,612,316)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	242,987	259,347
Issuance of capital stock for services and expenses	1,045,000	348,900
Stock based compensation- warrants	-	117,458
Stock based compensation- stock option grants	1,702,085	1,141,674
Amortization of debt discount	5,662,690	2,771,270
Right of use, net	422	2,610
Loss on sale of assets	4,663	32,777
(Gain) on debt settlement	(117,200)	(355,000)
Loss related to issuance of shares for debt settlement	825,000	-
Changes in operating assets and liabilities:
Accounts receivable	63,049	257,489
Prepaid expenses	6,435	13,705
Inventory	7,103	196,479
Other assets	(11,414)	(6,596)
Accounts payable - trade and accrued expenses	218,018	(215,873)
Deferred revenue	-	(55,959)
NET CASH (USED IN) OPERATING ACTIVITIES	(3,913,803)	(3,104,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of research and development equipment	(70,134)	(79,932)
NET CASH (USED IN) INVESTING ACTIVITIES:	(70,134)	(79,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	226,170	-
Repayments on line of credit	-	(92,094)
Proceeds from convertible notes payable	5,639,500	4,242,490
Proceeds from Simple Agreements for Future Equity	785,000	-
Payments for issuance costs from notes payable	(479,965)	-
Proceeds from issuance of common stock for warrant exercise	85,575	-
Proeeds from issuance of shares related to debt settlement	125,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,381,280	4,150,396

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,397,343	966,429

CASH AND CASH EQUIVALENTS, beginning of period	1,900,836	934,407

CASH AND CASH EQUIVALENTS, end of period	$4,298,179	$1,900,836

Supplemental disclosures of cash flow information:
Interest paid	$-	$22,521
Taxes paid	$1,922	$-

Non-cash investing and financing activities:
Beneficial conversion feature	$3,766,074	$2,857,960
Issuance of warrants to debt holders	$1,824,998	$1,384,530
Issuance of warrants for services related to debt offering	$975,326	$1,072,095
Cashless warrant exercise (fair value)	$111,554	$127,414
Cashless stock options exercise (fair value)	$18,298	$-
Conversion of debt offering	$4,245,448	$-
Conversion of accrued interest	$351,089	$-

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Know Labs, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 1998. The Company has authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

The Company is focused on the development, marketing and sales of proprietary technologies which are capable of uniquely identifying or authenticating almost any substance or material using electromagnetic energy to record, detect, and identify the unique “signature” of the substance or material. The Company call these our “Bio-RFID™” and “ChromaID™” technologies.

Historically, the Company focused on the development of our proprietary ChromaID technology. Using light from low-cost LEDs (light emitting diodes) the ChromaID technology maps the color of substances, fluids and materials. With the Company’s proprietary processes we can authenticate and identify based upon the color that is present. The color is both visible to the Company as humans but also outside of the humanly visible color spectrum in the near infra-red and near ultra-violet and beyond. The Company’s ChromaID scanner sees what we like to call “Nature’s Color Fingerprint.” Everything in nature has a unique color identifier and with ChromaID the Company can see, and identify, and authenticate based upon the color that is present. The Company’s ChromaID scanner is capable of uniquely identifying and authenticating almost any substance or liquid using light to record, detect and identify its unique color signature. Today the Company is focused upon extensions and new inventions that are derived from and extend beyond the Company’s ChromaID technology. The Company calls this new technology “Bio-RFID.” The rapid advances made with the Company’s Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase as the Company works to create revenue generating products for the marketplace. Today, the sole focus of the Company is on its Bio-RFID technology and its commercialization.

On April 30, 2020, the Company approved and ratified the incorporation of Particle, Inc., a Nevada corporation. The Company is the sole shareholder as of the date of incorporation. Particle is now a direct, majority owned subsidiary of the Company. Particle shall utilize the same corporate offices as the Company and shall focus on the development and commercialization of our extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains the parent company’s singular focus with its Bio-RFID technology and its initial application , the non-invasive measurement of blood glucose

On June 1, 2020, the Company approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with our majority owned subsidiary, Particle. Pursuant to the Agreement, Particle shall receive an exclusive non-transferrable license to use certain of our patents and trademarks, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000.

In 2010, the Company acquired TransTech Systems, Inc. as an adjunct to our business. Operating as an independent subsidiary, TransTech was a distributor of products for employee and personnel identification and authentication. TransTech historically provided substantially all of the Company’s revenues. The financial results from our TransTech subsidiary had been diminishing as vendors of their products increasingly moved to the Internet and direct sales to their customers. TransTech closed on June 30, 2020.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $13,562,641 and $7,612,316 for the years ended September 30, 2020 and 2019, respectively. Net cash used in operating activities was $3,913,803 and $3,104,035 for the years ended September 30, 2020 and 2019, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of September 30, 2020, the Company’s accumulated deficit was $55,966,281.  The Company has limited capital resources. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our consolidated financial statements for the year ended September 30, 2020 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its cash on hand will be sufficient to fund our operations until September 30, 2021. The Company may need additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

3.	SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation – The accompanying consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these unaudited condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, TransTech Systems, Inc. and RAAI Lighting, Inc., and majority-owned subsidiary, Particle, Inc. Inter-Company items and transactions have been eliminated in consolidation. The ownership of Particle not owned by the Company at September 30, 2020 is not material and thus no non-controlling interest is recognized.

Cash and Cash Equivalents – The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  At September 30, 2020, the Company had uninsured deposits in the amount of $4,048,719.

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

Allowance for Doubtful Accounts - We maintain an allowance for uncollectible accounts receivable. It is our practice to regularly review and revise, when deemed necessary, our estimates of uncollectible accounts receivable, which are based primarily on actual historical return rates. We record estimated uncollectible accounts receivable as selling, general and administrative expense. As of September 30, 2020 and 2019, there was a reserve for sales returns of $0 and $40,000, respectively, which is minimal based upon our historical experience. The Company shut down TransTech on June 30, 2020.

Inventories – Inventories consisted primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale and are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by TransTech.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is a $0 and $28,000 reserve for impaired inventory as of September 30, 2020 and 2019, respectively.

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

The Company’s current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, the Company conducts on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. The Company also is actively involved in identifying new applications. The Company’s current internal team along with outside consultants has considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement our internal team. The Company believes that continued development of new and enhanced technologies is essential to our future success. The Company incurred expenses of $2,033,726 and $1,257,872 for the years ended September 30, 2020 and 2019, respectively, on development activities.

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the years ended September 30, 2020 and 2019 were $230,844 and $0, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of September 30, 2020 and 2019 are based upon the short-term nature of the assets and liabilities.

The Company has a money market account which is considered a level 1 asset. The balance as of September 30, 2020 and 2019 was $4,252,959 and $1,901,278, respectively.

The following table represents a roll-forward of the fair value of the Simple Agreement for Future Equity (“SAFE”) for which fair value is determined by Level 3 inputs:

Balance as of October 1, 2019	$-
Proceeds from issuance of SAFE	785,000
Fair value adjustment	-
Balance as of September 30, 2020	$785,000

Fair value of the SAFE on issuance was determined to be equal to the proceeds received (see Note 11). There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

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

The Company determined that the conversion features for purposes of bifurcation within its currently outstanding convertible notes payable were immaterial and there was no derivative liability to be recorded as of September 30, 2020 and 2019.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2020, there were options outstanding for the purchase of 4,805,000 common shares (including unearned stock option grants totaling 2,630,000 shares related to performance targets), warrants for the purchase of 20,016,367 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 14,659,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 5,639,500 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $7,894,566. All of which could potentially dilute future earnings per share but excluded from the September 30, 2020 calculation of net loss per share because their impact is antidilutive.

As of September 30, 2019, there were options outstanding for the purchase of 4,532,668 common shares (including unearned stock option grants totaling 2,410,000 and excluding certain stock option grants for a cancelled kickstarter program), warrants for the purchase of 17,747,090 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 13,262,779 common shares (9,020,264 common shares at the current price of $0.25 per share and 4,242,490 common shares at the current price of $1.00 per share) that are issuable upon conversion of convertible debentures of $6,497,581. Issuance of more shares could potentially dilute future earnings per share but are excluded from the September 30, 2019 calculation of net loss per share because their impact is antidilutive.

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the years ended September 30, 2020 and 2019 and comprehensive loss for those periods.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are now classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

The Company adopted the new standard on October 1, 2019 using the modified retrospective method and the transition relief guidance provided by the FASB in ASU 2018-11, Leases (Topic 842): Targeted Improvements. Consequently, the Company did not update financial information or provide disclosures required under the new standard for dates and periods prior to October 1, 2019. The Company elected the package of practical expedients and did not reassess prior conclusions on whether contracts are or contain a lease, lease classification, and initial direct costs. In addition, the Company adopted the lessee practical expedient to combine lease and non-lease components for all asset classes and elected to not recognize ROU assets and lease liabilities for leases with a term of 12 months or less.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendment is meant to simplify the accounting for convertible instruments by removing certain separation models in subtopic 470-20 for convertible instruments. The amendment also changed the method used to calculate dilutes EPS for convertible instruments and for instruments that may be settled in cash. The amendment is effective for years beginning after December 15, 2021, including interim periods for those fiscal years. We are currently evaluating the impact of adoption this standard on the Company’s consolidated financial statements and related disclosures.

Based on the Company’s review of accounting standard updates issued since the filing of the 2020 Form 10-K, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a significant impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.  ACCOUNTS RECEIVABLE

Accounts receivable were $0 and $63,049, net of allowance, as of September 30, 2020 and 2019, respectively. The Company has a total allowance for bad debt in the amount of $0 and $40,000 as of September 30, 2020 and 2019, respectively. The decrease is due to the shutdown of TransTech on June 30, 2020.

5.  INVENTORIES

Inventories were $0 and $7,103 as of September 30, 2020 and 2019, respectively. Inventories consisted primarily of printers and consumable supplies, including ribbons and cards, badge accessories, capture devices, and access control components held for resale related to our TransTech business which shut down on June 30, 2020. There was a $0 and $28,000 reserve for impaired inventory as of September 30, 2020 and 2019, respectively.

6.  FIXED ASSETS

Property and equipment as of September 30, 2020 and 2019 was comprised of the following:

	Estimated
	Useful Lives	September 30, 2020	September 30, 2019
Machinery and equipment	2-10 years	$355,271	$412,238
Leasehold improvements	2-3 years	3,612	3,612
Furniture and fixtures	2-3 years	26,855	58,051
Software and websites	3- 7 years	-	35,830
Less: accumulated depreciation		(257,067)	(379,259)
		$128,671	$130,472

Total depreciation expense was $69,655 and $86,016 for the year ended September 30, 2020 and 2019, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

The Company retired assets at TransTech with a net book value of $4,358 as of June 30, 2020. TransTech was shut down on June 30, 2020.

7.  INTANGIBLE ASSETS

Intangible assets as of September 30, 2020 and 2019 consisted of the following:

	Estimated	September 30,	September 30,
	Useful Lives	2020	2019

Technology	3 years	$520,000	$520,000
Less: accumulated amortization		(418,886)	(245,554)
Intangible assets, net		$101,114	$274,446

Total amortization expense was $173,332 and $173,331 for the years ended September 30, 2020 and 2019, respectively.

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

8. ACCOUNTS PAYABLE

Accounts payable were $487,810 and $810,943 as of September 30, 2020 and 2019, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases and technology development, external audit, legal and other expenses incurred by the Company.

9.  LEASES

The Company has entered into operating leases for office and development facilities. These leases have terms which range from two to three years and include options to renew. These operating leases are listed as separate line items on the Company's September 30, 2020 and September 30, 2019 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's September 30, 2020 and 2019 Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $250,000 on October 1, 2018. Operating lease right-of-use assets and liabilities commencing after October 1, 2018 are recognized at commencement date based on the present value of lease payments over the lease term. During the year ended September 30, 2020 and 2019, the Company had one lease expire and recognized the rent payments as an expense in the current period. As of September 30, 2020 and 2019, total right-of-use assets and operating lease liabilities for remaining long term lease was approximately $132,000 and $246,000, respectively. In the year ended September 30, 2020 and 2019, the Company recognized approximately $136,718 and $133,996, respectively in total lease costs for the leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the year ended September 30, 2020 was as follows:

Cash paid for ROU operating lease liability $136,738
Weighted-average remaining lease term 1.3 years
Weighted-average discount rate 7%

The minimum future lease payments as of September 30, 2020 are as follows:

Year	$
2021	$113,553
2022	23,968
Imputed interest	(5,486)
Total lease liability	$132,035

10. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible notes payable as of September 30, 2020 and 2019 consisted of the following:

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. The Company recorded accrued interest of $71,562 and $62,171 as of September 30, 2020 and 2019, respectively. On May 8, 2019, the Company signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to September 30, 2019. On November 26, 2019, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to June 30, 2020. Mr. Struve also invested $1,000,000 in the May 2019 Debt Offering. On May 11, 2020, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2020. On December 23, 2020, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to March 31, 2021.

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $73,964 as of September 30, 2019. On May 8, 2019, the Company signed Amendment 1 to the convertible redeemable promissory notes, extending the due dates to September 30, 2019 and increasing the interest rate to 6%. On November 26, 2019, the Company signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to March 31, 2020. On May 11, 2020, the Company signed Amendment 3 to the convertible promissory or OID notes, extending the due dates to September 30, 2020. On December 8, 2020, the Company signed Amendment 4 to the convertible promissory or OID notes, extending the due dates to March 31, 2021.

Convertible Debt Offering which Closed May 28, 2019

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

During the year ended September 30, 2020, the Company issued 4,581,917 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2019. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on February 15, 2020.

Convertible Debt Offering during the year ended September 30, 2020

During the year ended September 30, 2020, the Company closed additional rounds of a debt offering and received gross proceeds of $5,639,500 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

The Convertible Notes are initially convertible into 5,639,500 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 2,819,750 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments.

The fair value of the Warrants issued to debt holders was $1,824,998 on the date of issuance and will be amortized over the one-year term of the Convertible Notes.

In connection with the debt offering, the placement agent for the Convertible Notes and the Warrants received a cash fee of $529,965 and warrants to purchase 615,675 shares of the Company’s common stock, all based on 6.3-8%% of gross proceeds to the Company. The warrants issued for these services had a fair value of $1,016,797 at the date of issuance. The fair value of the warrants was recorded as debt discount (with an offset to APIC) and will be amortized over the one-year term of the Convertible Notes. The $529,965 cash fee was recorded as issuance costs and will be amortized over the one-year term of the related Convertible Notes.

The Company recorded a debt discount of $3,766,074 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the one-year term of the Convertible Notes.

During the year ended September 30, 2020, amortization related to the 2019 and 2020 debt offerings of $5,662,690 of the beneficial conversion feature, warrants issued to debt holders and placement agent was recognized as interest expense in the consolidated statements of operations.

Convertible notes payable as of September 30, 2020 and 2019 are summarized below:

	September 30, 2020	September 30, 2019
Convertible note- Clayton A. Struve	$1,071,000	$1,071,000
Convertible note- Ronald P. Erickson and affiliates	1,184,066	1,184,066
2019 Convertible notes	4,242,490	4,242,515
Q1 2020 Convertible notes	520,000	-
Q2 2020 Convertible notes	195,000	-
Q3 2020 Convertible notes	4,924,500	-
Bousted fee refund (originally booked as contra debt)	50,000	-
Less conversions of 2019 notes	(4,242,490)	-
Less debt discount - BCF	(2,127,894)	(1,273,692)
Less debt discount - warrants	(1,025,512)	(616,719)
Less debt discount - warrants issued for services	(823,582)	(652,919)
	$3,967,578	$3,954,251

Note Payable

On April 30, 2020, the Company received $226,170 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). During the year ended September 30, 2020, the Company recorded interest expense of $960. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven. Until the loan is legally forgiven, the loan balance will outstanding. The Company expects to start the application for the loan forgiveness during the three months ended December 31, 2020.

11.	SIMPLE AGREEMENTS FOR FUTURE EQUITY

In July 2020, Particle entered into Simple Agreements for Future Equity (“SAFE”) with twenty two accredited investors pursuant to which Particle received $785,000 in cash in exchange for the providing the investor the right to receive shares of the Particle stock. The Company expects to issue 981,250 shares of the Particle stock that was initially valued at $0.80 per share. The Company paid $47,100 in broker fees which were expensed as business development expenses. The SAFE contained a number of conversion and redemption provisions, including settlement upon liquidity or dissolution events. The final price and shares are not known until settlement upon liquidity or dissolution events conditions are achieved. The Company elected the fair value option of accounting for the SAFE.

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

As of September 30, 2020, the Company had 24,804,874 shares of common stock issued and outstanding, held by 123 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.  As of September 30, 2020, there were options outstanding for the purchase of 4,805,000 common shares (including unearned stock option grants totaling 2,630,000 shares related to performance targets), warrants for the purchase of 20,016,367 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 14,659,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 5,639,500 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $7,894,566. All of which could potentially dilute future earnings per share.

Voting Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

Series A Preferred Stock

There are 23,334 shares of Series A Preferred shares authorized. Series A Preferred is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred held by such holder are then convertible as of the applicable record date. The Series A Preferred was not be redeemable without the consent of the holder.

On January 29, 2019, a holder of Series A Preferred Stock converted 20,000 shares into 80,000 shares of common stock. There are no Series A Preferred Stock outstanding as of January 29, 2019.

On December 14, 2020, the Company cancelled the Certificate of Designations for the Series A Preferred Stock.

Series C and D Preferred Stock and Warrants

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. On September 30, 2020 and September 30, 2019 there are 1,785,715 Series C Preferred shares outstanding.

As of September 30, 2020, and September 30, 2019, the Company has 1,016,014 of Series D Preferred Stock outstanding with Clayton A. Struve, an accredited investor. On August 14, 2017, the price of the Series D Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments.

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

Series F Preferred Stock

On August 1, 2018, the Company filed with the State of Nevada a Certificate of Designation establishing the Designations, Preferences, Limitations and Relative Rights of Series F Preferred Stock. The Designation authorized 500 shares of Series F Preferred Stock. The Series F Preferred Stock shall only be issued to the current Board of Directors on the date of the Designation’s filing and is not convertible into common stock. As set forth in the Designation, the Series F Preferred Stock has no rights to dividends or liquidation preference and carries rights to vote 100,000 shares of common stock per share of Series F upon a Trigger Event, as defined in the Designation. A Trigger Event includes certain unsolicited bids, tender offers, proxy contests, and significant share purchases, all as described in the Designation. Unless and until a Trigger Event, the Series F shall have no right to vote. The Series F Preferred Stock shall remain issued and outstanding until the date which is 731 days after the issuance of Series F Preferred Stock (“Explosion Date”), unless a Trigger Event occurs, in which case the Explosion Date shall be extended by 183 days. As of September 30, 2020 and September 30, 2019, there are no Series F shares outstanding.

Securities Subject to Price Adjustments

In the future, if the Company sells its common stock at a price below $0.25 per share, the exercise price of 8,108,356 outstanding shares of Series C and D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of Convertible Notes Payable of $7,894,566 or 14,659,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 5,639,500 common shares at the current price of $1.00 per share) and the exercise price of additional outstanding warrants to purchase 12,588,286 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 5,191,636 would adjust below $1.20 per share pursuant to the documents governing such instruments.

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

During the year ended September 30, 2020, the Company issued 550,000 shares of restricted common stock for services. The shares were issued were valued at $1.90 per share, the market price of our common stock, or $1,045,000.

During the year ended September 30, 2020, the Company issued 4,581,917 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2019. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on February 15, 2020.

During the year ended September 30, 2020, the Company issued 733,588 shares of common stock at $0.889 per share related to the exercise of warrants.

On July 1, 2020, the Company entered into a Settlement Agreement and General Mutual Release with a shareholder of the Company. On July 6, 2020, the shareholder paid $125,000 us and we issued 500,000 shares of common stock. We accrued for the loss on debt settlement of $825,000 as of June 30, 2020 which represents the difference between the fair market value of the stock and $125,000 paid by the shareholder.

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

Warrants to Purchase Common Stock

The following warrant transactions occurred during the year ended September 30, 2020:

During the year ended September 30, 2020, the Company issued 733,588 shares of common stock at $0.952 per share and cancelled warrants to purchase 507,560 shares of common stock at $$1.120 per share to related to the exercise of warrants.

During the year ended September 30, 2020, the Company issued 75,000 shares of common stock at $1.95 per share. The warrant was valued at $1.770 per share.

Convertible Debt Offering Warrants

The Warrants issued for the 2020 convertible Debt Offering were granted on a 1:0.5 basis (one-half Warrant for each full share of Common Stock into which the Convertible Notes are convertible). The Warrants have a five-year term and an exercise price equal to 120% of the per share conversion price of the Qualified Financing or other mandatory conversion.

Warrants issued in connection with 2020 convertible debt offering are initially exercisable for 2,819,750 shares of Common Stock at an exercise price of $1.20 per share of Common Stock, also subject to certain adjustments.

In connection with the 2020 convertible debt offering, the placement agent for the Convertible Notes and the Warrants received warrants to 615,675 shares of the Company’s common stock, all based on 8% of gross proceeds to the Company.

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

A summary of the warrants outstanding as of September 30, 2020 were as follows:

	September 30, 2020
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	17,747,090	$0.455
Issued	3,510,425	1.216
Exercised	(733,588)	(0.952)
Forfeited	(507,560)	(1.120)
Expired	-	-
Outstanding at end of period	20,016,367	$0.556
Exerciseable at end of period	20,016,367

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2020:

	September 30, 2020
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
13,133,286	1.76	$0.250	13,133,286	$0.250
714,286	0.83	0.700	714,286	0.700
882,159	1.12	1.000	882,159	1.000
5,191,636	4.12	1.20-1.50	5,191,636	1.20-1.50
95,000	4.19	2.00-4.08	95,000	2.34-4.08

20,016,367	3.04	$0.556	20,016,367	$0.556

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the year ended September 30, 2020 were as follows:

Assumptions
Dividend yield	0%
Expected life	5 years
Expected volatility	176%-177%
Risk free interest rate	1.51%-1.71%

There were vested and in the money warrants of 19,996,367 with an aggregate intrinsic value of $35,329,983.

13.	STOCK INCENTIVE PLANS

Know Labs, Inc.

On January 23, 2019, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 2,200,000 to 2,500,000 to common shares. On May 22, 2019, the Compensation Committee approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 2,500,000 to 3,000,000 to common shares. See Note 18 for increase in option pool subsequent to September 30, 2020.

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

Stock Option Activity

The Company had the following stock option transactions during the year ended September 30, 2020:

During the year ended September 30, 2020, the Company granted stock option grants to executives, directors and consultants for 3,085,000 shares with a weighted average exercise price of $1.142 per share. The grants expire in five years and generally vest quarterly over four years. Stock option grants totaling 2,630,000 shares of common stock are performance stock option grants and are not vested until the performance is achieved.

During the year ended September 30, 2020, executives and employees voluntarily cancelled stock option grants for 2,739,477 shares with a weighted average exercise price of $2.593 per share.

On November 9, 2019, a former employee exercised stock option grants on a cashless basis. The former employee received 73,191 shares of common stock for vested stock option grants totaling 93,750 shares. The stock option grant had an exercise price of $0.25 per share.

There are currently 4,805,000 (including unearned stock option grants totaling 2,630,000 shares related to performance targets) options to purchase common stock at an average exercise price of $1.161 per share outstanding as of September 30, 2020 under the 2011 Stock Incentive Plan. The Company recorded $868,314 and $1,141,674 of compensation expense, net of related tax effects, relative to stock options for the years ended September 30, 2020 and 2019 and in accordance with ASC 718. As of September 30, 2020, there is approximately $361,947, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.67 years.

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

During April 2019, the Board awarded stock option grants to two employees and a consultant to acquire 185,000 shares of the Company’s common stock. The grants had an exercise price from $1.39 per share to $1.90 per share and expire during April 2024. Grants totaling 10,000 common shares vested immediately and grants totaling 50,000 vests quarterly over three years. Grants totaling 125,000 common shares vest quarterly over four years, with no vesting during the first six months.

On April 15, 2019, the Board awarded an employee was granted a stock option grant to acquire 50,000 shares of the Company’s common which vests upon approval of the Company’s blood glucose measurement technology by the U.S. Food and Drug Administration. The grants had an exercise price of $1.50 per share and expire on April 15, 2024.

During July and August of 2019, the Board awarded stock option grants to four consultants to acquire 275,000 shares of the Company’s common stock. The grants have an exercise price from $1.34 per share to $1.40 per share and expire during July and August 2024. Grants totaling 10,000 common shares vested immediately and grants totaling 50,000 vest quarterly over three years. Grants totaling 15,000 common shares vest monthly over six months. A grant of 100,000 shares of common stock vests quarterly over four years, with no vesting during the first six months. A grant for 100,000 shares of common stock vests quarterly over four years, with no vesting during the first six months. A grant for 100,000 shares of common stock vests upon approval of the Company’s blood glucose measurement technology by the U.S. Food and Drug Administration.

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

Stock option activity for the years ended September 30, 2020 and 2019 was as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2018	2,182,668	$1.698	$3,706,519
Granted	2,870,000	2.615	7,504,850
Exercised	-	-	-
Forfeitures	(520,000)	(3.906)	(2,031,000)
Outstanding as of September 30, 2019	4,532,668	2.025	9,180,369
Granted	3,085,000	1.142	3,522,400
Exercised	(73,191)	(0.250)	(18,298)
Forfeitures	(2,739,477)	(2.593)	(7,103,921)
Outstanding as of September 30, 2020	4,805,000	$1.161	$5,580,550

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2020:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exerciseable	Exerciseable
$0.25	230,000	2.71	$0.250	129,375	$0.250
1.10-1.25	2,940,000	4.10	1.10	306,250	1.103
1.28-1.52	1,500,000	4.10	1.33	695,313	1.310
1.79-2.25	135,000	3.75	1.37	66,250	1.961
	4,805,000	3.67	$1.161	1,197,188	$1.158

There were in the money stock option grants of 4,805,000 shares as of September 30, 2020 with an aggregate intrinsic value of $5,446,854.

Particle, Inc.

On May 21, 2020, Particle approved a 2020 Stock Incentive Plan and reserved 8,000,000 shares under the Plan. The Plan requires vesting annually over four years, with no vesting in the first two quarters.

During July 2020, Particle approved stock option grants to non-executive employees and consultants totaling 2,250,000 shares at an average of $0.147 per share. The stock option grants vest annually over four years, with no vesting in the first two quarters.

On July 2, 2020, Particle approved stock option grants for 1,500,000 shares at $0.10 per share to both Phillip A. Bosua and Ronald P. Erickson. The stock option grants vest (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved. The 500,000 vests stock option grants for both Mr. Bosua and Erickson were valued at $0.788 per share or $394,000.

The Company recorded $833,771 and $0 of compensation expense, net of related tax effects, relative to stock options for the years ended September 30, 2020 and 2019 and in accordance with ASC 718. As of September 30, 2020, there is approximately $840,729, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.77 years.

The following table summarizes information about Particle stock options outstanding and exercisable as of September 30, 2020:

		Weighted			Weighted
		Average	Weighted		Average
Range of	Number	Remaining Life	Average	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exercise Price	Exerciseable	Exerciseable
$0.10	5,100,000	4.76	$0.10	1,116,170	$0.10
0.80	150,000	5.00	$0.80	-	-

	5,250,000	4.77	$0.12	1,116,170	$0.10

There were in the money stock option grants of 1,116,170 shares as of September 30, 2020 with an aggregate intrinsic value of $758,996.

14.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Notes 10, 13 and 15 for related party transactions with Ronald P. Erickson.

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $73,964 as of September 30, 2019. On May 8, 2019, the Company signed Amendment 1 to the convertible redeemable promissory notes, extending the due dates to September 30, 2019 and increasing the interest rate to 6%. On November 26, 2019, the Company signed Amendment 2 to the convertible promissory or OID notes, extending the due dates to March 31, 2020. On May 11, 2020, the Company signed Amendment 3 to the convertible promissory or OID notes, extending the due dates to September 30, 2020. On December 8, 2020, the Company signed Amendment 4 to the convertible promissory or OID notes, extending the due dates to March 31, 2021.

On January 2, 2019, Mr. Erickson was issued 100,000 shares of restricted common stock at the grant date market value of $1.02 per share.

On October 4, 2019, Ronald P. Erickson voluntarily cancelted a stock option grant for 1,000,000 shares with an exercise price of $3.03 per share. The grant was related to performance and was not vested.

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

On June 1, 2020, Mr. Erickson received a salary of $10,000 per month for work on Particle, Inc.

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $597,177 and $487,932 as of September 30, 2020 and 2019, respectively.

On July 2, 2020, Particle issued a stock option grant for 1,500,000 shares at $0.10 per share to Ronald P. Erickson. The stock option grant vests (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved.

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

On June 1, 2020, Mr. Bosua received a salary of $10,000 per month for work on Particle, Inc.

On July 2, 2020, Particle issued a stock option grant for 1,500,000 shares at $0.10 per share to Philip A. Bosua. The stock option grant vests (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved.

Stock Issuances and Cancellations to Named Executive Officers and Directors

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

Employment Agreement with Phillip A. Bosua, Chief Executive Officer

Phillip A. Bosua was appointed our Chief Executive Officer on April 10, 2018. Previously, Mr. Bosua served as the Company’s Chief Product Officer since August 2017. The Company entered into a Consulting Agreement with Mr. Bosua’s company, Blaze Clinical on July 7, 2017. From September 2012 to February 2015, Mr. Bosua was the founder and Chief Executive Officer of LIFX Inc. (where he developed and marketed an innovative “smart” light bulb) and from August 2015 until February 2016 was Vice President Consumer Products at Soraa (which markets specialty LED light bulbs). From February 2016 to July 2017, Mr. Bosua was the founder and CEO of RAAI, Inc. (where he continued the development of his smart lighting technology). From May 2008 to February 2013 he was the Founder and CEO of LimeMouse Apps, a leading developer of applications for the Apple App Store.

On April 10, 2018, the Company entered into an Employment Agreement with Mr. Bosua reflecting his appointment as Chief Executive Officer. The Employment Agreement is for an initial term of 12 months (subject to earlier termination) and will be automatically extended for additional 12-month terms unless either party notifies the other party of its intention to terminate the Employment Agreement with at least ninety (90) days prior to the end of the Initial Term or renewal term. Mr. Bosua was paid a base salary of $225,000 per year, received 500,000 shares of common stock valued at $0.33 per share and may be entitled to bonuses and equity awards at the discretion of the Board or a committee of the Board. The Employment Agreement provides for severance pay equal to 12 months of base salary if Mr. Bosua is terminated without “cause” or voluntarily terminates his employment for “good reason.” From March 5, 2019 to May 1, 2020, the annual compensation was $240,000, and from May 5, 2020 to September 30, 2020, the annual compensation was $260,000. The Compensation Committee and the Board of Particle, Inc. compensated Phillip A. Bosua with an annual salary of $120,000 from June 1, 2020.

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

Mr. Erickson’s annual compensation was $180,000. Mr. Erickson is also entitled to receive an annual bonus and equity awards compensation as approved by the Board. The bonus should be paid no later than 30 days following earning of the bonus. From October 1, 2018 to March 4, 2019, from March 5, 2019 to May 1, 2020, the annual compensation was $195,000, and from May 5, 2020 to September 30, 2020, the annual compensation was $215,000. The Compensation Committee and the Board of Particle Inc. compensated Ronald P. Erickson with an annual salary of $120,000 from June 1, 2020.

Mr. Erickson will be entitled to participate in all group employment benefits that are offered by the Company to its senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements.

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

On June 26, 2020, the Company leased temporary lab facilities located at 3131 Western Avenue, Suite A350, Seattle, WA 98121. The Company leased 5,707 square feet and the net monthly payment is $11,414. The lease was terminated August 31, 2020.

16. INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Pretax losses arising from United States operations were approximately $4,077,000 and $2,957,000 for the years ended September 30, 2020 and 2019.

The Company has net operating loss carryforwards of approximately $36,209,000 which expire in 2021-2038. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $8,248,000 was established as of September 30, 2020. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future. The Company is subject to possible tax examination for the years 2013 through 2020.

For the year ended September 30, 2020, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses, interest expense and warrants issued for services.

The principal components of the Company’s deferred tax assets at September 30, 2020 and 2019 are as follows:

	2020	2019
U.S. operations loss carry forward at statutory rate of 21%	$6,536,413	$6,763,238
Deferred tax assets related to timing differences-accruals	1,746,486	192,897
Total	8,282,899	6,956,135
Less Valuation Allowance	(8,248,637)	(6,956,135)

Other	(34,263)	-
Deferred tax liabilities	(34,263)	-

Net Deferred Tax Assets	-	-
Change in Valuation allowance	$(1,292,502)	$(813,996)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended September 30, 2020 and 2019 are as follows:

	2020	2019
Federal Statutory Rate	21.0%	21.0%
State Taxes	0.9%	0.0%
Meals	0.0%	0.0%
Warrants Int. Exp.	-8.8%	0.0%
PY True-up	-3.8%	0.0%
Increase in Income Taxes Resulting from:
Change in Valuation allowance	-9.3%	-21.0%
Effective Tax Rate	0.0%	0.0%

As of September 30, 2020, there were no uncertain tax positions. Management does not anticipate any future adjustments in the next twelve months which would result in a material change to its tax position. For the years ended September 30, 2020 and 2019, the Company did not have any interest and penalties.

17. SEGMENT REPORTING

The management of the Company considers the business to have two operating segments (i) the development of the Bio-RFID™” and “ChromaID™” technologies; (ii) Particle, Inc. technology; and (iii) TransTech, a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of the Company’s revenues. TransTech was shut down on June 30, 2020. Particle commenced operations in the three months ended June 30, 2020.

The reporting for the year ended September 30, 2020 and 2019 was as follows (in thousands):

			Segment
		Gross	Operating	Segment
Segment	Revenue	Margin	Profit (Loss)	Assets
Year Ended September 30, 2020
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(5,481)	$4,360
Particle, Inc. technology	-	-	(1,280)	322
TransTech distribution business	122	70	(65)	-
Total segments	$122	$70	$(6,826)	$4,682

Year Ended September 30, 2019
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(4,935)	$2,882
TransTech distribution business	1,805	427	(78)	58
Total segments	$1,805	$427	$(5,013)	$2,940

During years ended September 30, 2020 and 2019, the Company incurred non-cash expenses of $2,990,072 and $1,867,379.

18. SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to September 30, 2020, there were the following material transactions that require disclosure:

Convertible Notes Dated October 17, 2019

The Company issued 561,600 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2019. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary.

2011 Stock Incentive Plan

On November 23, 2020, the Board of Directors increased the size of the stock available under the Stock Option Plan by 9,750,000 shares. This increase is based on an industry peer group study.

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

On December 8, 2020, the Company signed Amendment 4 to the $1,184,066 convertible promissory or OID notes, extending the due dates to March 31, 2021.

Convertible Promissory Notes with Clayton A. Struve

On December 23, 2020, the Company signed Amendments to the $1,071,000 convertible promissory or OID notes, extending the due dates to March 31, 2021.

Stock Option Exercises and Issuances

A consultant exercised a stock option grants on a cashless basis. The consultant received 3,750 shares of common stock for vested stock option grants and forfeited 11,250 shares. The stock option grant had an exercise price of $1.25 per share.

The compensation committee of Particle, Inc. issued a stock option grant to a consultant for 50,000 shares of Particle common stock. The stock option grant had an exercise price at $0.80 per share. The grant vests annually over four years after a six month cliff vesting period.

The Compensation committee issued a stock option grant to a consultant for 140,000 shares at an exercise price of $1.24 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years after a six month cliff vesting period.

On December 15, 2020, the Company issued 30,000 shares each to three directors shares at an exercise price of $1.53 per share.

On December 15, 2020, the Company issued 20,000 warrants to purchase common stock each to three directors shares at $1.53 per share. The warrants expire on December 15, 2025.

On December 15, 2020, the Company issued a warrant for to purchase common stock for 2,000,000 shares to Ronald P. Erickson at $1.53 per share. The warrants were issued for the extension of loans and deferral of other expenses. The warrant expires on December 15, 2025.

On December 15, 2020, the Company stock option grant to Ronald P. Erickson for 1,865,675 shares at an exercise price of $1.53 per share. The stock option grant expires in five years. The stock option grants vest when earned based on certain performance criteria.

On December 15, 2020, the Company stock option grant to Phillip A. Bosua for 2,132,195 shares at an exercise price of $1.53 per share. The stock option grant expires in five years. The stock option grants vest when earned based on certain performance criteria.

Simple Agreement for Future Equity

Particle entered into Simple Agreements for Future Equity (“SAFE”) with two accredited investors pursuant to which Particle received $55,000 in cash in exchange for the providing the investor the right to receive shares of the Particle stock. The Company expects to issue 44,000 shares of the Particle stock that was initially valued at $0.80 per share. The Company paid $1,800 in broker fees which were expensed as business development expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Know Labs, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOW LABS, INC.

(Registrant)

Date: December 29, 2020	By:	/s/ Phillip A Bosua
Phillip A. Bosua
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: December 29, 2020	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Phillip A. Bosua	Chief Executive Officer and Director	December 29, 2020
Phillip A. Bosua	(Principal Executive Officer)

/s/ Ronald P. Erickson	Chairman of the Board and Interim Chief Financial Officer and Director	December 29, 2020
Ronald P. Erickson	(Principal Financial/Accounting Officer)

/s/ Jon Pepper	Director	December 29, 2020
Jon Pepper

/s/ Ichiro Takesako	Director	December 29, 2020
Ichiro Takesako

/s/ William A. Owens	Director	December 29, 2020
William A. Owens