Form 10-Q
period 2020-12-31
KNOW LABS, INC.
filed 2021-02-16
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2

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

The number of shares of common stock, $.001 par value, issued and outstanding as of February 16, 2021: 26,301,354 shares.

ITEM 1. FINANCIAL STATEMENTS

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	September 30, 2020
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,927,234	$4,298,179
Total current assets	2,927,234	4,298,179

PROPERTY AND EQUIPMENT, NET	117,004	128,671

OTHER ASSETS
Intangible assets	57,781	101,114
Other assets	25,181	25,180
Operating lease right of use asset	96,672	129,003

TOTAL ASSETS	$3,223,872	$4,682,147

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$573,224	$487,810
Accounts payable - related parties	7,559	5,687
Accrued expenses	480,403	401,178
Accrued expenses - related parties	613,641	591,600
Convertible notes payable	5,044,558	3,967,578
Note payable	226,170	226,170
Simple Agreements for Future Equity	840,000	785,000
Current portion of operating lease right of use liability	84,537	108,779
Total current liabilities	7,870,092	6,573,802

NON-CURRENT LIABILITIES:
Operating lease right of use liability, net of current portion	14,602	23,256
Total non-current liabilities	14,602	23,256

COMMITMENTS AND CONTINGENCIES (Note 14)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 12/31/2020 and 9/30/2020 respectively	-	-
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 12/31/2020 and 9/30/2020, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 1,016,014 shares authorized,
1,016,004 shares issued and outstanding at 12/31/2020 and 9/30/2020, respectively	1,015	1,015
Common stock - $0.001 par value, 100,000,000 shares authorized, 25,370,224 and 24,804,874
shares issued and outstanding at 12/31/2020 and 9/30/2020, respectively	25,372	24,807
Additional paid in capital	56,576,613	54,023,758
Accumulated deficit	(61,265,612)	(55,966,281)
Total stockholders' deficit	(4,660,822)	(1,914,911)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,223,872	$4,682,147

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,
	December 31, 2020	December 31, 2019

REVENUE	$-	$117,393
COST OF SALES	-	65,935
GROSS PROFIT	-	51,458
RESEARCH AND DEVELOPMENT EXPENSES	966,861	491,138
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,598,732	920,551
OPERATING LOSS	(3,565,593)	(1,360,231)

OTHER INCOME (EXPENSE):
Interest expense	(1,733,738)	(1,679,490)
Other income	-	24,708
Total other (expense), net	(1,733,738)	(1,654,782)

LOSS BEFORE INCOME TAXES	(5,299,331)	(3,015,013)

Income tax expense	-	-

NET LOSS	$(5,299,331)	$(3,015,013)

Basic and diluted loss per share	$(0.21)	$(0.16)

Weighted average shares of common stock outstanding- basic and diluted	25,208,726	18,409,902

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Deficit
Balance as of October 1, 2019	1,785,715	$1,790	1,016,004	$1,015	18,366,178	$18,366	$39,085,179	$(42,403,640)	$(3,297,290)
Stock compensation expense - employee options	-	-	-	-	-	-	175,442	-	175,442
Stock option exercise	-	-	-	-	73,191	73	(73)	-	-
Beneficial conversion feature	-	-	-	-	-	-	330,082	-	330,082
Issuance of warrants to debt holders	-	-	-	-	-	-	168,270	-	168,270
Issuance of warrants for services related to debt offering	-	-	-	-	-	-	160,427	-	160,427
Issuance of common stock for exercise of warrants	-	-	-	-	28,688	29	(29)	-	-
Net loss	-	-	-	-	-	-	-	(3,015,013)	(3,015,013)
Balance as of December 31, 2019	1,785,715	1,790	1,016,004	1,015	18,468,057	18,468	39,919,298	(45,418,653)	(5,478,082)

Balance as of October 1, 2020	1,785,715	1,790	1,016,004	1,015	24,804,874	24,807	54,023,758	(55,966,281)	(1,914,911)
Stock compensation expense - employee options	-	-	-	-	-	-	175,442	-	175,442
Conversion of debt offering and accrued interest (Note 9 and 11)	-	-	-	-	561,600	562	561,038	-	561,600
Issuance of warrant for services to related party	-	-	-	-	-	-	1,811,691	-	1,811,691
Issuance of common stock for exercise of warrants	-	-	-	-	3,750	4	4,684	-	4,688
Net loss	-	-	-	-	-	-	-	(5,299,331)	(5,299,331)
Balance as of December 31, 2020	1,785,715	$1,790	1,016,004	$1,015	25,370,224	$25,372	$56,576,613	$(61,265,612)	$(4,660,822)

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,
	December 31, 2020	December 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,299,331)	$(3,015,013)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	64,633	60,316
Stock based compensation- warrants	1,811,691	-
Stock based compensation- stock option grants	175,442	399,897
Amortization of debt discount	1,596,980	1,567,047
Right of use, net	(565)	458
Provision on loss on accounts receivable	-	40,000
Changes in operating assets and liabilities:
Accounts receivable	-	23,049
Prepaid expenses	-	1,243
Inventory	-	7,103
Accounts payable - trade and accrued expenses	230,150	91,575
NET CASH (USED IN) OPERATING ACTIVITIES	(1,421,000)	(824,325)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of research and development equipment	(9,633)	(15,357)
NET CASH (USED IN) INVESTING ACTIVITIES:	(9,633)	(15,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	520,000
Proceeds from Simple Agreements for Future Equity	55,000	-
Payments for issuance costs from notes payable	-	(78,845)
Proceeds from issuance of common stock for warrant exercise	4,688	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	59,688	441,155

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,370,945)	(398,527)

CASH AND CASH EQUIVALENTS, beginning of period	4,298,179	1,900,836

CASH AND CASH EQUIVALENTS, end of period	$2,927,234	$1,502,309

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature	$-	$330,082
Issuance of warrants to debt holders	$-	$168,270
Issuance of warrants for services related to debt offering	$-	$160,427
Cashless warrant exercise (fair value)	$-	$7,172
Cashless stock options exercise (fair value)	$-	$18,298
Conversion of debt offering	$520,000	$-
Conversion of accrued interest	$41,599	$-

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2020, filed with the Securities and Exchange Commission (“SEC”) on December 29, 2020. The results of operations for the three months ended December 31, 2020 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

Particle, Inc. was incorporated April 30, 2020 and to date has engaged in activities consisting primarily of research and development on threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, the Company approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of December 31, 2020 the operations of Particle have generated no sales and operations are just commencing. The first product, the Particle bulb can be used in households, businesses and other facilities to inactivating bacteria and viruses. Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. A world renowned, CDC-regulated biosafety level-4 laboratory is currently testing the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19.

In 2010, the Company acquired TransTech Systems, Inc. as an adjunct to our business. Operating as an independent subsidiary, TransTech was a distributor of products for employee and personnel identification and authentication. TransTech historically provided substantially all of the Company’s revenues. The financial results from our TransTech subsidiary had been diminishing as vendors of their products increasingly moved to the Internet and direct sales to their customers. TransTech closed June 30, 2020.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $5,299,331, $13,562,641 and $7,612,316 for the three months ended December 31, 2020 and the years ended September 30, 2020 and 2019, respectively. Net cash used in operating activities was $1,421,000, $3,913,803 and $3,104,035 the three months ended December 31, 2020 and the years ended September 30, 2020 and 2019, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2020, the Company’s accumulated deficit was $61,265,612.  The Company has limited capital resources. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our consolidated financial statements for the year ended September 30, 2020 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its cash on hand will be sufficient to fund our operations until July 31, 2021. The Company may need additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

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

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, TransTech Systems, Inc. and RAAI Lighting, Inc., and majority-owned subsidiary, Particle, Inc. Inter-Company items and transactions have been eliminated in consolidation. The ownership of Particle not owned by the Company at December 31, 2020 is not material and thus no non-controlling interest is recognized.

Cash and Cash Equivalents – The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  At December 31, 2020, the Company had uninsured deposits in the amount of $2,677,234.

Equipment – Equipment consists of machinery, leasehold improvements, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 2-5 years, except for leasehold improvements which are depreciated over 5 years.

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

The Company’s current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, the Company conducts on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. The Company also is actively involved in identifying new applications. The Company’s current internal team along with outside consultants has considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement our internal team. The Company believes that continued development of new and enhanced technologies is essential to our future success. The Company incurred expenses of $966,861, $2,033,726 and $1,257,872 for the three months ended December 31, 2020 and the years ended September 30, 2020 and 2019, respectively, on development activities.

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the three months ended December 31, 2020 and 2019 were $118,750 and $0, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2020 and September 30, 2020 are based upon the short-term nature of the assets and liabilities.

The Company has a money market account which is considered a level 1 asset. The balance as of December 31, 2020 and September 30, 2020 was $2,853,419 and $4,252,959, respectively.

The following table represents a roll-forward of the fair value of the Simple Agreement for Future Equity (“SAFE”) for which fair value is determined by Level 3 inputs:

Balance as of October 1, 2019	$-
Proceeds from issuance of SAFE	785,000
Fair value adjustment	-
Balance as of September 30, 2020	$785,000
Proceeds from issuance of SAFE	55,000
Fair value adjustment	-
Balance as of December 31, 2020	$840,000

Fair value of the SAFE on issuance was determined to be equal to the proceeds received (see Note 8). There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

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

The Company determined that the conversion features for purposes of bifurcation within its currently outstanding convertible notes payable were immaterial and there was no derivative liability to be recorded as of December 31, 2020 and September 30, 2020.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2020, the Company had 25,370,224 shares of common stock issued and outstanding. As of December 31, 2020, there were options outstanding for the purchase of 12,936,955 common shares (including unearned stock option grants totaling 10,625,745 shares related to performance targets), warrants for the purchase of 22,016,367 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 14,189,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 5,169,500 common shares at the current price of $1.20 per share) reserved and are issuable upon conversion of convertible debentures of $7,424,566. All of which could potentially dilute future earnings per share but are excluded from the December 31, 2020 calculation of net loss per share because their impact is antidilutive.

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

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the three months ended December 31, 2020 and 2019 and comprehensive loss for those periods.

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

4.  FIXED ASSETS

Property and equipment as of December 31, 2020 and September 30, 2020 was comprised of the following:

	Estimated	December 31,	September 30,
KNWN-	Useful Lives	2020	2020
Machinery and equipment	2-3 years	$361,020	$355,272
Leasehold improvements	5 years	3,612	3,612
Furniture and fixtures	5 years	26,855	26,855
Software and websites		-	-
Less: accumulated depreciation		(278,044)	(257,068)
		$113,443	$128,671

Total depreciation expense was $21,300 and $16,983 for the three months ended December 31, 2020 and 2019, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

5.  INTANGIBLE ASSETS

Intangible assets as of December 31, 2020 and September 30, 2020 consisted of the following:

	Estimated	December 31,	September 30,
	Useful Lives	2020	2020

Technology	3 years	$520,000	$520,000
Less: accumulated amortization		(462,219)	(418,886)
Intangible assets, net		$57,781	$101,114

Total amortization expense was $43,333 for the three months ended December 31, 2020 and 2019.

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

6.  LEASES

The Company has entered into operating leases for office and development facilities. These leases have terms which range from two to three years and include options to renew. These operating leases are listed as separate line items on the Company's December 31, 2020 and September 30, 2020 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's December 31, 2020 and September 30, 2020 Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $250,000 on October 1, 2018. Operating lease right-of-use assets and liabilities commencing after October 1, 2018 are recognized at commencement date based on the present value of lease payments over the lease term. During the three months ended December 31, 2020 and September 30, 2020, the Company had one lease expire and recognized the rent payments as an expense in the current period. As of December 31, 2020 and September 30, 2020, total right-of-use assets and operating lease liabilities for remaining long term lease was approximately $99,000 and $132,000, respectively. In the three months ended December 31, 2020 and the year ended September 30, 2020, the Company recognized approximately $37,612 and $136,718, respectively in total lease costs for the leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the period ended December 31, 2020 was as follows:

Cash paid for ROU operating lease liability $34,813
Weighted-average remaining lease term 1.2 years
Weighted-average discount rate 7%

The minimum future lease payments as of December 31, 2020 are as follows:

Year	$
2021	$87,463
2022	17,917
Imputed interest	(6,241)
Total lease liability	$99,139

7. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible notes payable as of December 31, 2020 and September 30, 2020 consisted of the following:

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. The Company recorded accrued interest of $73,452 and $71,562 as of December 31, 2020 and September 30, 2020, respectively. On December 23, 2020, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to March 31, 2021. Mr. Struve also invested $1,000,000 in the May 2019 Debt Offering.

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $163,109 and $145,202 as of December 31, 2020 and September 30, 2020, respectively. On December 8, 2020, the Company signed Amendment 4 to the convertible promissory or OID notes, extending the due dates to March 31, 2021.

Convertible Debt Offering

Beginning in 2019, the Company entered into series of debt offerings with similar and consistent terms. The Company issued Subordinated Convertible Notes and Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The notes are convertible into one share of common stock for each dollar invested in a Convertible Note Payable and automatically convert to common stock after one year.  The convertible notes contain terms and conditions which are deemed to be a Beneficial Conversion Feature (BCF).  Warrants are issued to purchase common stock with an exercise price of $1.20 per share and the number of warrants are equal to 50% of the convertible note balance.  The Company compensates the placement agent with a cash fee and warrants.  Through December 31, 2020, the Company has raised approximately $10 million through this offerings, of which $0 and $520,000 were raised in the three months ended December 31, 2020 and 2019.

The Convertible Notes are initially convertible into 520,000 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 260,000 shares of Common Stock.

The fair value of the Warrants issued to debt holders was $168,270 on the date of issuance and were amortized over the one-year term of the Convertible Notes.

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

During the three months ended December 31, 2020, the Company issued 561,600 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2020. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on October 17, 2020.

During the three months ended December 31, 2020, amortization related to the 2020 debt offerings of $1,596,980 of the beneficial conversion feature, warrants issued to debt holders and placement agent was recognized as interest expense in the consolidated statements of operations.
Convertible notes payable as of December 31, 2020 and September 30, 2020 are summarized below:

	December 31, 2020	September 30, 2020
Convertible note- Clayton A. Struve	$1,071,000	$1,071,000
Convertible note- Ronald P. Erickson and affiliates	1,184,066	1,184,066
2019 Convertible notes	4,242,490	4,242,490
Q1 2020 Convertible notes	520,000	520,000
Q2 2020 Convertible notes	195,000	195,000
Q3 2020 Convertible notes	4,924,500	4,924,500
Boustead fee refund (originally booked as contra debt)	50,000	50,000
Less conversions of 2019 and 2020 notes	(4,762,490)	(4,242,490)
Less debt discount - BCF	(1,237,832)	(2,127,894)
Less debt discount - warrants	(595,743)	(1,025,512)
Less debt discount - warrants issued for services	(546,433)	(823,582)
	$5,044,558	$3,967,578

Note Payable

On April 30, 2020, the Company received $226,170 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of December 31, 2020 and September 30, 2020, the Company recorded interest expense of $1,530 and $960, respectively. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven. Until the loan is legally forgiven, the loan balance will outstanding. The Company expects to start the application for the loan forgiveness during the three months ended March 31, 2021.

8.	SIMPLE AGREEMENTS FOR FUTURE EQUITY

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

In October 2020, Particle entered into Simple Agreements for Future Equity (“SAFE”) with two accredited investors pursuant to which Particle received $55,000 in cash in exchange for the providing the investor the right to receive shares of the Particle stock. The Company expects to issue 68,750 shares of the Particle stock that was initially valued at $0.80 per share. The Company paid $4,125 in broker fees which were expensed as business development expenses.

The SAFE contained a number of conversion and redemption provisions, including settlement upon liquidity or dissolution events. The final price and shares are not known until settlement upon liquidity or dissolution events conditions are achieved. The Company elected the fair value option of accounting for the SAFE.

9. EQUITY

Authorized Capital Stock

The Company authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

As of December 31, 2020, the Company had 25,370,224 shares of common stock issued and outstanding, held by 125 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.  As of December 31, 2020, there were options outstanding for the purchase of 12,936,995 common shares (including unearned stock option grants totaling 10,625,745 shares related to performance targets), warrants for the purchase of 22,016,367 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 14,189,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 5,169,500 common shares at the current price of $1.20 per share) reserved and are issuable upon conversion of convertible debentures of $7,424,566. All of which could potentially dilute future earnings per share but are excluded from the December 31, 2020 calculation of net loss per share because their impact is antidilutive.

Voting Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

Series C and D Preferred Stock and Warrants

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. On December 31, 2020 and September 30, 2020 there are 1,785,715 Series C Preferred shares outstanding.

As of December 31, 2020 and September 30, 2020, the Company has 1,016,014 of Series D Preferred Stock outstanding with Clayton A. Struve, an accredited investor. On August 14, 2017, the price of the Series D Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments.

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

Series F Preferred Stock

On August 1, 2018, the Company filed with the State of Nevada a Certificate of Designation establishing the Designations, Preferences, Limitations and Relative Rights of Series F Preferred Stock. The Designation authorized 500 shares of Series F Preferred Stock. The Series F Preferred Stock shall only be issued to the current Board of Directors on the date of the Designation’s filing and is not convertible into common stock. As set forth in the Designation, the Series F Preferred Stock has no rights to dividends or liquidation preference and carries rights to vote 100,000 shares of common stock per share of Series F upon a Trigger Event, as defined in the Designation. A Trigger Event includes certain unsolicited bids, tender offers, proxy contests, and significant share purchases, all as described in the Designation. Unless and until a Trigger Event, the Series F shall have no right to vote. The Series F Preferred Stock shall remain issued and outstanding until the date which is 731 days after the issuance of Series F Preferred Stock (“Explosion Date”), unless a Trigger Event occurs, in which case the Explosion Date shall be extended by 183 days. As of December 31, 2020 and September 30, 2020, there are no Series F shares outstanding.

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

The following equity issuances occurred during the three months ended December 31, 2020:

The Company issued 561,600 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2020. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on October 17, 2020.

The Company issued 3,750 shares of common stock at $1.25 per share related to the exercise of warrants.

Warrants to Purchase Common Stock

The following warrant transactions occurred during the three months ended December 31, 2020:

On December 15, 2020, the Company issued a fully vested warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is convertible at $1.53 per share and was valued using a Black-Scholes model at $1,811,691.

A summary of the warrants outstanding as of December 31, 2020 were as follows:

	December 31, 2020
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	20,016,367	$0.556
Issued	2,000,000	1.530
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	22,016,367	$0.644
Exerciseable at end of period	22,016,367

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2020:

	December 31, 2020
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
13,133,286	1.52	$0.250	13,133,286	$0.250
714,286	0.58	0.700	714,286	0.700
882,159	0.87	1.000	882,159	1.000
7,191,636	4.25	1.20-1.50	7,191,636	1.20-1.50
95,000	3.94	2.00-4.08	95,000	2.34-4.08

22,016,367	3.27	$0.644	22,016,367	$0.644

The significant weighted average assumptions relating to the valuation of the Company’s warrants issued during the three months ended December 31, 2020 were as follows:

Dividend yield	0%
Expected life	3 years
Expected volatility	140%
Risk free interest rate	0.4%

There were vested warrants of 22,016,367 with an aggregate intrinsic value of $36,904,487.

10.	STOCK INCENTIVE PLANS

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

Stock Option Activity

The Company had the following stock option transactions during the three months ended December 31, 2020:

A consultant exercised a stock option for 3,750 shares of common stock for a vested stock option grant. The stock option grant had an exercise price of $1.25 per share.

The Compensation committee issued a stock option grant to an employee for 140,000 shares at an exercise price of $1.24 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years after a six month cliff vesting period.

On December 15, 2020, the Company issued two stock option grants to Ronald P. Erickson one for 1,865,675 shares and one for 1,865,675 shares at an exercise price of $1.53 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria.

On December 15, 2020, the Company issued two stock option grants to Phillip A. Bosua one for 2,132,195 shares and one for 2,132,200 shares at an exercise price of $1.53 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria.

There are currently 12,936,995 (including unearned stock option grants totaling 10,625,745 shares related to performance targets) options to purchase common stock at an average exercise price of $1.390 per share outstanding as of December 31, 2020 under the 2011 Stock Incentive Plan. The Company recorded $119,483 and 175,442 of compensation expense, net of related tax effects, relative to stock options for the three months ended December 31, 2020 and 2019 and in accordance with ASC 718. As of December 31, 2020, there is approximately $505,996, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.84 years.

Stock option activity for the three months ended December 31, 2020 and the years ended September 30, 2020 and 2019 were as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2018	2,182,668	$1.698	$3,706,519
Granted	2,870,000	2.615	7,504,850
Exercised	-	-	-
Forfeitures	(520,000)	(3.906)	(2,031,000)
Outstanding as of September 30, 2019	4,532,668	2.025	9,180,369
Granted	3,085,000	1.142	3,522,400
Exercised	(73,191)	(0.250)	(18,298)
Forfeitures	(2,739,477)	(2.593)	(7,103,921)
Outstanding as of September 30, 2020	4,805,000	1.161	5,580,550
Granted	8,135,745	1.525	12,407,090
Exercised	(3,750)	(1.250)	(4,688)
Forfeitures	-	-	-
Outstanding as of December 31, 2020	12,936,995	$1.390	$17,982,952

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2020:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exerciseable	Exerciseable
$0.25	230,000	2.45	$0.250	129,375	$0.250
1.10-1.25	3,076,250	3.89	1.05	340,729	1.104
1.28-1.52	9,495,745	3.89	1.50	773,646	1.310
1.79-2.25	135,000	3.01	2.13	71,875	2.145
	12,936,995	3.84	$1.390	1,315,625	$1.294

There were in the money stock option grants of 12,936,995 shares as of December 31, 2020 with an aggregate intrinsic value of $11,794,416.

Particle, Inc.

On May 21, 2020, Particle approved a 2020 Stock Incentive Plan and reserved 8,000,000 shares under the Plan. The Plan requires vesting annually over four years, with no vesting in the first two quarters.

During the three months ended September 30, 2020, Particle approved stock option grants to non-executive employees and consultants totaling 2,250,000 shares at an average of $0.147 per share. The stock option grants vest annually over four years, with no vesting in the first two quarters.

On July 2, 2020, Particle approved stock option grants for 1,500,000 shares at $0.10 per share to both Phillip A. Bosua and Ronald P. Erickson. The stock option grants vest (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved. The 500,000 vested stock option grants for both Mr. Bosua and Erickson were valued at $0.788 per share or $394,000.

During November 2020, Particle approved a stock option grant to a consultant totaling 50,000 shares at an average of $0.80 per share. The stock option grant vests quarterly over four years, with no vesting in the first two quarters.

The Company recorded $55,959 and $0 of compensation expense, net of related tax effects, relative to stock options for the three months ended December 31, 2020 and 2019 and in accordance with ASC 718. As of December 31, 2020, there is approximately $802,445, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.52 years.

The following table summarizes information about Particle stock options outstanding and exercisable as of December 31, 2020:

		Weighted			Weighted
		Average	Weighted		Average
Range of	Number	Remaining Life	Average	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exercise Price	Exerciseable	Exerciseable
$0.10	5,100,000	4.51	$0.10	1,000,000	$0.10
0.80	200,000	4.77	$0.80	-	-

	5,300,000	4.52	$4.52	1,000,000	$0.10

There were in the money stock option grants of 1,000,000 shares as of December 31, 2020 with an aggregate intrinsic value of $673,585.

11.	OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Related Party Transactions with Ronald P. Erickson

See Notes 7, 9, 10 and 12 for related party transactions with Ronald P. Erickson.

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $619,218 and $597,177 as of December 31, 2020 and September 30, 2020, respectively.

On December 15, 2020, the Company issued a fully vested warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is convertible at $1.53 per share and was valued using a Black-Scholes model at $1,811,691.

On December 15, 2020, the Company issued two stock option grants to Ronald P. Erickson, one for 1,865,675 shares and one for 1,865,675 shares at an exercise price of $1.53 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria.

Related Party Transaction with Phillip A. Bosua

See Notes 10 and 12 for related party transactions with Phillip A. Bosua.

On December 15, 2020, the Company issued two stock option grant to Phillip A. Bosua, one for 2,132,195 shares and one for 2,132,200 shares at an exercise price of $1.53 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria.

12. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of our business. The Company is currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to our business.

Employment Agreement with Phillip A. Bosua, Chief Executive Officer

See the Employment Agreement for Phillip A. Bosua that was disclosed in Form 10-K filed with the SEC on December 29, 2020. Phillip A. Bosua.

Employment Agreement with Ronald P. Erickson, Chairman of the Board and Interim Chief Financial Officer

See the Employment Agreement for Ronald P. Erickson that was disclosed in Form 10-K filed with the SEC on December 29, 2020.

Properties and Operating Leases

See the Property Leases that were disclosed in Form 10-K filed with the SEC on December 29, 2020.

13. SEGMENT REPORTING

The management of the Company considers the business to have two operating segments (i) the development of the Bio-RFID™” and “ChromaID™” technologies; (ii) Particle, Inc. technology; and (iii) TransTech, a distributor of products for employee and personnel identification and authentication. TransTech has historically provided substantially all of the Company’s revenues. TransTech closed on June 30, 2020. Particle commenced operations in the three months ended June 30, 2020.

The reporting for the three months ended December 31, 2020 and 2019 was as follows (in thousands):

			Segment
		Gross	Operating	Segment
Segment	Revenue	Margin	Profit (Loss)	Assets
Three Months Ended December 31, 2020
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(3,190)	$3,158
Particle, Inc. technology	-	-	(375)	66
TransTech distribution business	-	-	-	-
Total segments	$-	$-	$(3,565)	$3,224

Three Months Ended December 31, 2019
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(1,393)	$2,077
TransTech distribution business	117	51	32	18
Total segments	$117	$51	$(1,361)	$2,095

During the three months ended December 31, 2020 and 2019, the Company incurred non-cash expenses of $3,648,181 and $2,067,718.

14. SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to December 31, 2020, there were the following material transactions that require disclosure:

Stock Option Exercises and Issuances

On January 14, 2021, the Company issued a warrant to purchase 50,000 shares of common stock to Financial Genetics LLC at $2.00 per share. The warrants were issued for investor relation services. The warrant expires on January 14, 2026.

On January 14, 2021, the Company issued a stock option grant to purchase 180,000 shares of common stock to an employee at $2.00 per share. The stock option grant expires in five years and vests quarterly over four years (none in the first six months).

On January 15, 2021, the Company issued 30,000 shares each to three directors shares at an exercise price of $2.00 per share.

On January 15, 2021, the Company issued 20,000 warrants to purchase common stock each to three directors shares at $2.00 per share. The warrants expire on January 15, 2026.

On February 4, 2021, the Company issued a stock option grant to purchase 200,000 shares of common stock to an employee at $2.04 per share. The stock option grant expires in five years and vests quarterly over four years (none in the first six months).

On February 9, 2021, the Company issued stock option grants to seven employees and two consultants for 1,350,000 shares at an exercise price of $2.35 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria.

On February 4, 2021, Particle issued a stock option grant to purchase 500,000 shares of common stock to an employee at $0.80 per share. The stock option grant expires in five years and vests quarterly over four years (none in the first six months).

On February 9, 2021, Particle issued stock option grants to seven employees and one consultant to purchase 1,900,000 shares at an exercise price of $0.80 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria.

On February 12, 2021, the Company issued 17,500 shares and received $21,000 related to the exercise of warrants.

On February 12, 2021, Particle entered into Simple Agreements for Future Equity (“SAFE”) with accredited investors pursuant to which Particle received $111,815 in cash in exchange for the providing the investor the right to receive shares of the Particle stock.

Transactions with Clayton A. Struve

On January 5, 2021, the Company extended the due date of the following warrants with Clayton A. Struve, a major investor in the Company:

Warrant No./Class	Issue Date	No. Warrant Shares	Exercise Price	Original Expiration Date	Amended Expiration Date
Clayton Struve Warrant Series C Warrant W98	08-04-2016	1,785,715	$0.25	08-04-2021	08-04-2023
Clayton Struve Warrant Series F Warrant F-1	11-14-2016	187,500	$0.25	11-13-2021	11-13-2023
Clayton Struve Warrant Series F Warrant F-2	12-19-2016	187,500	$0.25	12-18-2021	12-18-2023

On January 28, 2021, Clayton A. Struve exercised warrants on a cashless basis for 889,880 shares of common stock at $0.25 per share, including 187,500 and 187,500 that were just extended as discussed above.

Particle Test Results

The first product, the Particle bulb can be used in households, businesses and other facilities to inactivate bacteria and viruses. Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. A world renowned, CDC-regulated biosafety level-4 laboratory is currently testing the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19.

Appointment of Financial Expert

On February 12, 2021, the Audit Committee appointed William A. Owens as “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002.

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

Particle, Inc. was incorporated April 30, 2020 and to date has engaged in activities consisting primarily of research and development on threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of December 31, 2020 the operations of Particle have generated no sales and operations are just commencing. The first product, the Particle bulb can be used in households, businesses and other facilities to inactivate bacteria and viruses. Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. A world renowned, CDC-regulated biosafety level-4 laboratory is currently testing the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19.

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

We expect to begin the process of obtaining US Food and Drug Administration (FDA) approval of our non-invasive blood glucose monitoring device during calendar year 2021.To guide us in that undertaking we previously announced the hiring of a Chief Medical Officer and formed a Medical and Regulatory Advisory Board to guide us through the FDA process. We are unable, however, to estimate the time necessary for such approval nor the likelihood of success in that endeavor.

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

Research and Development

Our current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. We are also actively involved in identifying new applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies and their application. We engage third party experts as required to supplement our internal team. We believe that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $966,861 and $491,138 for the three months ended December 31, 2020 and 2019, respectively, on development activities.

On April 30, 2020, the Company approved and ratified the incorporation of Particle. Particle is focused on the development and commercialization of the Company’s extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains the parent company’s singular focus. Since incorporation, Particle has engaged in research and development activities on threaded light bulbs that have a warm white light and can inactivate germs, including bacteria and viruses.

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

EMPLOYEES

As of December 31, 2020, we had seven full-time employees. Our senior management and five other personnel are located in our Seattle, Washington offices. We also utilize consulting firms and people to supplement our workforce.

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

Particle, Inc. was incorporated April 30, 2020 and to date has engaged in activities consisting primarily of research and development on threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of December 31, 2020 the operations of Particle have generated no sales and operations are just commencing. The first product, the Particle bulb can be used in households, businesses and other facilities to inactivate bacteria and viruses. Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. A world renowned, CDC-regulated biosafety level-4 laboratory is currently testing the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19.

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

(dollars in thousands)

	Three Months Ended December 31,
	2020	2019	$ Variance	% Variance

Revenue	$-	$117	$(117)	-100.0%
Cost of sales	-	66	(66)	100.0%
Gross profit	-	51	(51)	-100.0%
Research and development expenses	967	491	476	-96.9%
Selling, general and administrative expenses	2,598	921	1,677	-182.1%
Operating loss	(3,565)	(1,361)	(2,204)	-161.9%
Other (expense) income:
Interest expense	(1,734)	(1,679)	(55)	-3.3%
Other income (expense)	-	25	(25)	-100.0%
Total other income (expense)	(1,734)	(1,654)	(80)	-4.8%
(Loss) before income taxes	(5,299)	(3,015)	(2,284)	-75.8%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(5,299)	$(3,015)	$(2,284)	-75.8%

THREE MONTHS ENDED DECEMBER 31, 2020 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2019

Sales

Revenue for the three months ended December 31, 2020 decreased $117,000 to $0 as compared to $$117,000 for the three months ended December 30, 2019. TransTech closed June 30, 2020.

Cost of Sales

Cost of sales for the three months ended December 31, 2020 decreased $66,000 to $0 as compared to $66,000 for the three months ended December 30, 2019. TransTech closed June 30, 2020.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2020 increased $476,000 to $967,000 as compared to $491,000 for the three months ended December 30, 2019. The increase was due to increased personnel, use of consultant and expenditures related to the development of our Bio-RFID™ and Particle technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2020 increased $1,678,000 to $2,599,000 as compared to $921,000 for the three months ended December 30, 2019.

The increase primarily was due to (i) decreased professional fees of $84,000; (ii) increased stock based compensation of $1,587,000; (iii) increased other expenses of $146,000; and increased Particle expenses of $375,000 (primarily payroll); offset by (iv) decreased TransTech expenses of $20,000 (primarily salaries and rent). As part of the selling, general and administrative expenses for the three months ended December 31, 2020 and 2019, we recorded $60,000 and $40,000, respectively, of investor relation expenses and business development expenses.

Other (Expense), Net

Other expense, net for the three months ended December 31, 2020 was $1,734,000 as compared to other expense, net of $1,679,000 for the three months ended December 30, 2019. The other expense, net for the three months ended December 31, 2020 included interest expense of $1,734,000 related to convertible notes payable and the amortization of the beneficial conversion feature.

The other expense for the three months ended December 31, 2019 included (i) interest expense of $1,679,000; offset by (ii) other income of $25,000. The interest expense related to convertible notes payable and the amortization of the beneficial conversion feature.

Net Loss

Net loss for the three months ended December 31, 2020 was $5,299,000 as compared to $3,015,000 for the three months ended December 30, 2019. The net loss for the three months ended December 31, 2020 included non-cash expenses of $3,648,000. The non-cash items include (i) depreciation and amortization of $65,000; (ii) stock based compensation- warrants of $1,812,000; (iii) stock based compensation- stock options of $175,000; and (iv) amortization of debt discount as interest expense of $1,596,000. On December 15, 2020, we issued a warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is convertible at $1.53 per share and was valued using a “Black-Scholes” model at $1,812,000.

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

We had cash of approximately $2,927,000 and net working capital of approximately $187,000 (net of convertible notes payable and right of use asset and liabilities) as of December 31, 2020.  We have experienced net losses since inception and we expect losses to continue as we commercialize our ChromaID™ technology. As of December 31, 2020, we had an accumulated deficit of $61,266,000 and net losses in the amount of $5,299,000, $13,563,000, and $7,612,000 for the three months ended December 31, 2020 and the years ended 2020 and 2019, respectively. During the three months ended December 31, 2020, the Company incurred non-cash expenses of $3,648,000.

We believe that our cash on hand including funding closed since December 31, 2020 will be sufficient to fund our operations through July 31, 2021.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended September 30, 2020 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

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

The proceeds of warrants which are not expected to be cashless are expected to generate potential proceeds of up to $10,519,000.

Operating Activities

Net cash used in operating activities for the three months ended December 31, 2020 was $1,421,000. This amount was primarily related to (i) a net loss of $5,299,000; offset by (ii) working capital changes of $230,000; and (iii) non-cash expenses of $3,648,000. The non-cash items include (iv) depreciation and amortization of $65,000; (v) stock based compensation- warrants of $1,812,000; (vi) stock based compensation- stock options of $175,000; and (vii) amortization of debt discount as interest expense of $1,596,000. On December 15, 2020, we issued a warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is convertible at $1.53 per share and was valued using a “Black-Scholes” model at $1,812,000.

Investing Activities

Net cash used in investing activities for the three months ended December 31, 2020 and 2019 was $10,000 and $15,000. This amount was primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2020 and 2019 was $60,000 and $441,000. This amount was primarily related to (i) issuance of Simple Agreements for future Equity of $55,000; and (ii) issuance of common stock for warrant exercises of $5,000.

Our contractual cash obligations as of December 31, 2020 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$99,038	$84,437	$14,601	$-	$-
Convertible notes payable	7,424,566	7,424,566	-	-	-
	$7,523,604	$7,509,003	$14,601	$-	$-

(1)
Convertible notes payable includes $5,169,500 that converts into common stock at the maturity date during 2021 and $2,255,066 under various convertible promissory notes as of December 31, 2020 including $1,184,066 owed to entities controlled by our chairman. Through December 31, 2020, $840,000 has been raised through the sale of SAFE instruments. The Company expects to issue 1,050,000 shares of the Particle stock that was initially valued at $0.80 per share. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID™” technologies. None of the expenditures are contractual obligations as of December 31, 2020.

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

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2020 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Personnel: We do not employ a full time Chief Financial Officer. Our Chairman serves as interim Chief Financial Officer. We also utilize a consultant who is a qualified Chief Financial Officer to assist with our financial reporting. This consultant has increased his involvement in the Company.

Audit Committee: While we have an audit committee, we lack a financial expert. On February 12, 2021, the Audit Committee appointed William A. Owens as “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2020, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

We are currently operating at a loss. We believe that our cash on hand will be sufficient to fund our operations through July 31, 2021. We may need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.  We, including our wholly owned subsidiary Particle, are each seeking additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.  There can be no assurance that we will be able to sell that number of shares, if any.

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

As of December 31, 2020, we owe approximately $2,874,284 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

Mr. Erickson, our current chairman, and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $619,218 as of December 31, 2020.

We owe $2,255,066 under various convertible promissory notes as of December 31, 2020 including $1,184,066 owed to entities controlled by our chairman.

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

We have experienced net losses since inception. As of December 31, 2020, we had an accumulated deficit of $61,266,000 and net losses in the amount of $5,299,000, $13,563,000, and $7,612,000 for the three months ended December 31, 2020 and the years ended September 30, 2020 and 2019, respectively. During the three months ended December 31, 2020, we incurred non-cash expenses of $3,648,000.

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

Personnel: We do not employ a full time Chief Financial Officer. Our Chairman serves as interim Chief Financial Officer. We also utilize a consultant who is a qualified Chief Financial Officer to assist with our financial reporting. This consultant has increased his involvement in the Company.

Audit Committee: While we have an audit committee, we lack a financial expert. On February 12, 2021, the Audit Committee appointed William A. Owens as “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002.

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

Particle, Inc. was incorporated April 30, 2020 and to date has engaged in activities consisting primarily of research and development on threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of December 31, 2020 the operations of Particle have generated no sales and operations are just commencing. The first product, the Particle bulb can be used in households, businesses and other facilities to inactivate bacteria and viruses. Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. A world renowned, CDC-regulated biosafety level-4 laboratory is currently testing the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19.

To date, we have generated no revenue from Particle. We may not generate revenues in the near future while products are being developed. We believe that Particle’s commercialization success is dependent upon its ability to develop successful products to take to market.  Further, Particle products are awaiting laboratory testing for efficacy in killing certain germs and viruses; there are no assurances the results of laboratory testing will be in our favor. In addition, once developed, demand for its products may not materialize, or increase as quickly as planned, and we may therefore be unable to increase our revenue levels as expected. Even if we succeed in introducing our technology and related products to our target markets, we may not be able to generate sufficient revenue to achieve or sustain profitability.

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

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 8,108,356 outstanding shares of Series C and D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of Convertible Notes Payable of $7,424,566 or 14,189,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 5,169,500 common shares at the current price of $1.00 per share) and the exercise price of additional outstanding warrants to purchase 12,588,286 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 5,191,636 would adjust below $1.20 per share pursuant to the documents governing such instruments.

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

The Company is currently the 100% shareholder in Particle, Inc. In July 2020, Particle entered into Simple Agreements for Future Equity (“SAFE”) with twenty two accredited investors pursuant to which Particle received $785,000 in cash in exchange for the providing the investor the right to receive shares of the Particle stock. Through December 31, 2020, $840,000 has been raised through the sale of SAFE instruments. The Company expects to issue 1,050,000 shares of the Particle stock that was initially valued at $0.80 per share. The SAFE contained a number of conversion and redemption provisions, including settlement upon liquidity or dissolution events. The final price and share are not known until settlement upon liquidity or dissolution events conditions are achieved. The Company’s ownership interest in Particle will be diluted when the SAFE’s are converted to common stock.

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

As of December 31, 2020, four individuals in the aggregate, assuming the exercise of all warrants to purchase common stock, hold shares representing approximately 45.2% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, the agreement with one of these individuals limits his ownership to 4.99% individually. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

As of December 31, 2020, we had 25,370,224 shares of common stock issued and outstanding, held by 125 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.  As of December 31, 2020, there were options outstanding for the purchase of 12,936,955 common shares (including unearned stock option grants totaling 10,625,745 shares related to performance targets), warrants for the purchase of 22,016,367 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 14,189,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 5,169,500 common shares at the current price of $1.20 per share) reserved and are issuable upon conversion of convertible debentures of $7,424,566. All of which could potentially dilute future earnings per share but are excluded from the December 31, 2020 calculation of net loss per share because their impact is antidilutive.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2020, we had the following unregistered sales of equity securities:

We issued 561,600 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2020. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on October 17, 2020.

We issued 3,750 shares of common stock at $1.25 per share related to the exercise of warrants.

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

KNOW LABS, INC.
(Registrant)

Date: February 16, 2021	By:	/s/ Phillip A Bosua
Phillip A. Bosua
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: February 16, 2021	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)