Form 10-Q
period 2021-03-31
KNOW LABS, INC.
filed 2021-05-07
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of common stock, $.001 par value, issued and outstanding as of May 7, 2021: 30,397,202 shares.

ITEM 1. FINANCIAL STATEMENTS

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	September 30, 2020
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$15,696,579	$4,298,179
Total current assets	15,696,579	4,298,179

PROPERTY AND EQUIPMENT, NET	121,047	128,671

OTHER ASSETS
Intangible assets	14,448	101,114
Other assets	13,767	25,180
Operating lease right of use asset	61,998	129,003

TOTAL ASSETS	$15,907,839	$4,682,147

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$429,233	$487,810
Accounts payable - related parties	5,347	5,687
Accrued expenses	640,212	401,178
Accrued expenses - related parties	734,326	591,600
Convertible notes payable	5,057,510	3,967,578
Simple Agreements for Future Equity	1,125,000	785,000
Current portion of operating lease right of use liability	65,408	108,779
Deferred revenue	4,988	-
Total current liabilities	8,062,024	6,347,632

NON-CURRENT LIABILITIES:
Notes payable- PPP	431,803	226,170
Operating lease right of use liability, net of current portion	256	23,256
Total non-current liabilities	432,059	249,426

COMMITMENTS AND CONTINGENCIES (Note 12)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 3/31/2021 and 9/30/2020 respectively	-	-
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 3/31/2021 and 9/30/2020, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 1,016,014 shares authorized,
1,016,004 shares issued and outstanding at 3/31/2021 and 9/30/2020, respectively	1,015	1,015
Common stock - $0.001 par value, 100,000,000 shares authorized, 28,257,467 and 24,804,874
shares issued and outstanding at 3/31/2021 and 9/30/2020, respectively	28,258	24,807
Additional paid in capital	74,021,923	54,023,758
Accumulated deficit	(66,639,230)	(55,966,281)
Total stockholders' deficit	7,413,756	(1,914,911)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$15,907,839	$4,682,147

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

REVENUE	$-	$4,546	-	$121,939
COST OF SALES	-	3,791	-	69,726
GROSS PROFIT	-	755	-	52,213
RESEARCH AND DEVELOPMENT EXPENSES	1,258,678	447,165	2,225,539	938,303
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,342,644	1,622,941	3,939,864	2,543,492
OPERATING LOSS	(2,601,322)	(2,069,351)	(6,165,403)	(3,429,582)

OTHER INCOME (EXPENSE):
Interest expense	(2,772,296)	(1,301,674)	(4,507,546)	(2,981,164)
Other income	-	40,512	-	65,220
Total other (expense), net	(2,772,296)	(1,261,162)	(4,507,546)	(2,915,944)

LOSS BEFORE INCOME TAXES	(5,373,618)	(3,330,513)	(10,672,949)	(6,345,526)

Income tax expense	-	-	-	-

NET LOSS	$(5,373,618)	$(3,330,513)	(10,672,949)	$(6,345,526)

Basic and diluted loss per share	$(0.20)	$(0.16)	(0.41)	$(0.33)

Weighted average shares of common stock outstanding- basic and diluted	26,710,585	20,424,329	25,951,403	19,412,240

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Equity (Deficit)
Balance as of October 1, 2019	1,785,715	$1,790	1,016,004	$1,015	18,366,178	$18,366	$39,085,179	$(42,403,640)	$(3,297,290)
Stock compensation expense - employee options	-	-	-	-	-	-	399,897	-	399,897
Stock option exercise	-	-	-	-	73,191	73	(73)	-	-
Beneficial conversion feature	-	-	-	-	-	-	330,082	-	330,082
Issuance of warrants to debt holders	-	-	-	-	-	-	168,270	-	168,270
Issuance of warrants for services related to debt offering	-	-	-	-	-	-	160,427	-	160,427
Issuance of common stock for exercise of warrants	-	-	-	-	28,688	29	(29)	-	-
Net loss	-	-	-	-	-	-	-	(3,015,013)	(3,015,013)
Balance as of December 31, 2019	1,785,715	1,790	1,016,004	1,015	18,468,057	18,468	40,143,753	(45,418,653)	(5,253,627)
Stock compensation expense - employee options	-	-	-	-	-	-	165,829	-	165,829
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	4,114,800	4,115	4,110,685	-	4,114,800
Beneficial conversion feature (Note 7)	-	-	-	-	-	-	105,535	-	105,535
Issuance of warrants to debt holders (Note 7)	-	-	-	-	-	-	21,214	-	21,214
Issuance of warrants for services related to debt offering (Note 7)	-	-	-	-	-	-	9,542	-	9,542
Issuance of common stock for services	-	-	-	-	540,000	540	1,025,460	-	1,026,000
Issuance of common stock for exercise of warrants	-	-	-	-	201,271	201	(201)	-	0
Net loss	-	-	-	-	-	-	-	(3,330,513)	(3,330,513)
Balance as of March 31, 2020	1,785,715	1,790	1,016,004	1,015	23,324,128	23,324	45,581,817	(48,749,166)	(3,141,220)

Balance as of October 1, 2020	1,785,715	1,790	1,016,004	1,015	24,804,874	24,807	54,023,758	(55,966,281)	(1,914,911)
Stock compensation expense - employee options	-	-	-	-	-	-	175,442	-	175,442
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	561,600	562	561,038	-	561,600
Issuance of warrant for services to related party	-	-	-	-	-	-	1,811,691	-	1,811,691
Issuance of common stock for exercise of warrants	-	-	-	-	3,750	4	4,684	-	4,688
Net loss	-	-	-	-	-	-	-	(5,299,331)	(5,299,331)
Balance as of December 31, 2020	1,785,715	1,790	1,016,004	1,015	25,370,224	25,372	56,576,613	(61,265,612)	(4,660,822)
Stock compensation expense - employee options	-	-	-	-	-	-	127,407	-	127,407
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	210,600	211	210,395	-	210,606
Beneficial conversion feature (Note 7)	-	-	-	-	-	-	9,769,683	-	9,769,683
Issuance of warrants to debt holders (Note 7)	-	-	-	-	-	-	4,439,317	-	4,439,317
Issuance of warrants for services related to debt offering (Note 7)	-	-	-	-	-	-	1,667,281	-	1,667,281
Issuance of common stock for services	-	-	-	-	97,000	97	202,723	-	202,820
Issuance of warrant for services	-	-	-	-	-	-	382,566	-	382,566
Issuance of common stock for exercise of warrants	-	-	-	-	2,579,643	2,578	645,938	-	648,516
Net loss	-	-	-	-	-	-	-	(5,373,618)	(5,373,618)
Balance as of March 31, 2021	1,785,715	$1,790	1,016,004	$1,015	28,257,467	$28,258	$74,021,923	$(66,639,230)	$7,413,756

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	March 31, 2021	March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,672,949)	$(6,345,526)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	129,257	120,745
Issuance of capital stock for services and expenses	202,820	1,026,000
Stock based compensation- warrants	2,194,257	-
Stock based compensation- stock option grants	302,849	565,726
Amortization of debt discount	4,198,105	2,792,398
Right of use, net	634	(1,236)
Provision on loss on accounts receivable	-	2,439
Loss on sale of assets	-	4,358
Changes in operating assets and liabilities:
Accounts receivable	-	60,610
Prepaid expenses	-	6,435
Inventory	-	7,103
Other long-term assets	11,413	-
Accounts payable - trade and accrued expenses	386,261	72,618
NET CASH (USED IN) OPERATING ACTIVITIES	(3,247,353)	(1,688,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of research and development equipment	(34,967)	(27,739)
NET CASH (USED IN) INVESTING ACTIVITIES:	(34,967)	(27,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	14,209,000	715,000
Payments for issuance costs from notes payable	(727,117)	(123,015)
Proceeds from Simple Agreements for Future Equity	340,000	-
Proceeds from note payable - PPP	205,633
Proceeds from issuance of common stock for warrant exercise	653,204	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,680,720	591,985

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,398,400	(1,124,084)

CASH AND CASH EQUIVALENTS, beginning of period	4,298,179	1,900,836

CASH AND CASH EQUIVALENTS, end of period	$15,696,579	$776,752

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature	$9,769,683	$435,617
Issuance of warrants to debt holders	$4,439,317	$189,484
Issuance of warrants for services related to debt offering	$1,667,281	$169,969
Cashless warrant exercise (fair value)	$493,601	$57,490
Cashless stock options exercise (fair value)	$-	$18,298
Conversion of debt offering	$713,775	$3,800,424
Conversion of accrued interest	$58,430	$314,376

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2020, filed with the Securities and Exchange Commission (“SEC”) on December 29, 2020. The results of operations for the six months ended March 31, 2021 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

1.	ORGANIZATION

Know Labs, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 1998. The Company has authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

The Company is focused on the development and commercialization of proprietary technologies which are capable of uniquely identifying or authenticating almost any substance or material using electromagnetic energy to record, detect, and identify the unique “signature” of the substance or material. The Company calls these our “Bio-RFID™” and “ChromaID™” technologies.

More recently, the Company has focused upon extensions and new patentable inventions that are derived from and extend beyond the Company’s ChromaID technology and intellectual property. The Company calls this new technology “Bio-RFID.” The rapid advances made with the Company’s Bio-RFID technology in its laboratory has caused the Company to move quickly into the commercialization phase of our Company as we work to create revenue generating products for the marketplace. Today, the sole focus of the Company is on its Bio-RFID technology, its commercialization and development of related patent assets.

On April 30, 2020 the Company incorporated a subsidiary corporation, Particle, Inc. for the purpose of research and development on non-core Company intellectual property. The first research activity, undertaken by a separate Particle team has been on standard threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, the Company approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of March 31, 2021 the operations of Particle have generated no sales and operations are just commencing. The first product, the Particle bulb can be used in households, businesses and other facilities to inactivate bacteria and viruses. Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. Preliminary study results from Texas Biomedical Research Institute indicate the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19. The Particle team is working on certification, labeling, product manufacturing and related go-to-market requirements; as well as business development activities related to interest from potential strategic and channel partners in both consumer and business applications.

In 2010, the Company acquired TransTech Systems, Inc. as an adjunct to the Company’s business. TransTech was a distributor of products for employee and personnel identification and authentication. TransTech historically provided substantially all of the Company’s revenues. The financial results from our TransTech subsidiary had been diminishing as vendors of their products increasingly moved to the Internet and direct sales to their customers. While it did provide our current revenues, it was not central to our current focus as a Company. Moreover, the Company wrote down any goodwill associated with its historic acquisition. TransTech ceased operation on June 30, 2020.

2.	GOING CONCERN
The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2021, the Company’s accumulated deficit was $66,639,230.  The Company has had limited capital resources. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our consolidated financial statements for the year ended September 30, 2020 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

On March 15, 2021, the Company closed private placement for gross proceeds of $14,209,000 in exchange for issuing Subordinated Convertible Notes and 3,552,250 Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The Convertible Notes will be automatically converted to Common Stock at $2.00 per share on the one year anniversary starting on March 15, 2022.

The Convertible Notes had an original principal amount of $14,209,000 and bear annual interest of 8%. Both the principal amount and the interest are payable on a payment-in-kind basis in shares of Company’s Common Stock

The Company believes that its cash on hand will be sufficient to fund our operations until March 15, 2023.

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

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, TransTech Systems, Inc. and RAAI Lighting, Inc., and majority-owned subsidiary, Particle, Inc. Inter-Company items and transactions have been eliminated in consolidation. The ownership of Particle not owned by the Company at March 31, 2021 is not material and thus no non-controlling interest is recognized.

Cash and Cash Equivalents – The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  At March 31, 2021, the Company had uninsured deposits in the amount of $15,446,579.

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

The Company’s current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, the Company conducts on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. The Company also is actively involved in identifying new applications. The Company’s current internal team along with outside consultants has considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement our internal team. The Company believes that continued development of new and enhanced technologies is essential to our future success. The Company incurred expenses of $2,225,539, $2,033,726 and $1,257,872 for the six months ended March 31, 2021 and the years ended September 30, 2020 and 2019, respectively, on development activities.

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the six months ended March 31, 2021 and 2020 were $169,000 and $0, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of March 31, 2021 and September 30, 2020 are based upon the short-term nature of the assets and liabilities.

The Company has a money market account which is considered a level 1 asset. The balance as of March 31, 2021 and September 30, 2020 was $15,160,697 and $4,252,959, respectively.

The following table represents a roll-forward of the fair value of the Simple Agreement for Future Equity (“SAFE”) for Particle, our wholly owned subsidiary, which fair value is determined by Level 3 inputs:

$
Balance as of October 1, 2019	$-
Proceeds from issuance of SAFE	785,000
Fair value adjustment	-
Balance as of September 30, 2020	$785,000
Proceeds from issuance of SAFE	340,000
Fair value adjustment	-
Balance as of March 31, 2021	$1,125,000

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

The Company determined that the conversion features for purposes of bifurcation within its currently outstanding convertible notes payable were immaterial and there was no derivative liability to be recorded as of March 31, 2021 and September 30, 2020.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2021, the Company had 28,257,467 shares of common stock issued and outstanding. As of March 31, 2021, there were options outstanding for the purchase of 14,786,995 common shares (including unearned stock option grants totaling 11,775,745 shares related to performance targets), warrants for the purchase of 23,440,456 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 21,049,264 common shares (9,020,264 common shares at the current price of $0.25 per share, 4,924,500 common shares at the current price of $1.00 per share and 7,104,500 common shares at the current price of $2.00 per share) reserved and are issuable upon conversion of convertible debentures of $19,133,500. All of which could potentially dilute future earnings per share but are excluded from the March 31, 2021 calculation of net loss per share because their impact is antidilutive.

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

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the three months ended March 31, 2021 and 2020 and comprehensive loss for those periods.

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

4.  FIXED ASSETS

Property and equipment as of March 31, 2021 and September 30, 2020 was comprised of the following:

	Estimated Useful Lives	March 31, 2021	September 30, 2020
Machinery and equipment	2-3 years	$386,355	$355,272
Leasehold improvements	5 years	3,612	3,612
Furniture and fixtures	5 years	26,854	26,855
Software and websites		-	-
Less: accumulated depreciation		(299,011)	(257,068)
		$117,810	$128,671

Total depreciation expense was $42,591 and $34,079 for the three months ended March 31, 2021 and 2020, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

5.  INTANGIBLE ASSETS

Intangible assets as of March 31, 2021 and September 30, 2020 consisted of the following:

	Estimated	March 31,	September 30,
	Useful Lives	2021	2020

Technology	3 years	$520,000	$520,000
Less: accumulated amortization		(505,552)	(418,886)
Intangible assets, net		$14,448	$101,114

Total amortization expense was $86,666 for the six months ended March 31, 2021 and 2020, respectively.

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

6.  LEASES

The Company has entered into operating leases for office and development facilities. These leases have terms which range from two to three years and include options to renew. These operating leases are listed as separate line items on the Company's March 31, 2021 and September 30, 2020 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's March 31, 2021 and September 30, 2020 Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $250,000 on October 1, 2018. Operating lease right-of-use assets and liabilities commencing after October 1, 2018 are recognized at commencement date based on the present value of lease payments over the lease term. During the six months ended March 31, 2021 and the year ended September 30, 2020, the Company had one lease expire and recognized the rent payments as an expense in the current period. As of March 31, 2021 and September 30, 2020, total right-of-use assets and operating lease liabilities for remaining long term lease was approximately $66,000 and $132,000, respectively. In the six months ended March 31, 2021 and 2020, the Company recognized approximately $76,423 and $67,914, respectively in total lease costs for the leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the six months ended March 31, 2021 was as follows:

Cash paid for ROU operating lease liability $69,625
Weighted-average remaining lease term 1 years
Weighted-average discount rate 7%

The minimum future lease payments as of March 31, 2021 are as follows:

Year	$
2021	$61,845
2022	5,972
Imputed interest	(2,153)
Total lease liability	$65,664

7. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible notes payable as of March 31, 2021 and September 30, 2020 consisted of the following:

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. The Company recorded accrued interest of $75,301 and $71,562 as of March 31, 2021 and September 30, 2020, respectively. On December 23, 2020, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to March 31, 2021. On April 29, 2021, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2021.

Mr. Struve also invested $1,000,000 in the May 2019 Convertible Debt Offering.

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $180,627 and $145,202 as of March 31, 2021 and September 30, 2020, respectively. On December 8, 2020, the Company signed Amendment 4 to the convertible promissory or OID notes, extending the due dates to March 31, 2021. On April 29, 2021, the Company signed Amendment 5 to the convertible promissory or OID notes, extending the due dates to September 30, 2021.

Convertible Debt Offering

Beginning in 2019, the Company entered into series of debt offerings with similar and consistent terms. The Company issued Subordinated Convertible Notes and Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The notes are convertible into one share of common stock for each dollar invested in a Convertible Note Payable and automatically convert to common stock after one year.  The convertible notes contain terms and conditions which are deemed to be a Beneficial Conversion Feature (BCF).  Warrants are issued to purchase common stock with exercise prices of $1.20 and $2.40 per share and the number of warrants are equal to 50% of the convertible note balance.  The Company compensates the placement agent with a cash fee and warrants.  Through December 31, 2020, the Company has raised approximately $24 million through this offerings, of which $14,209,000 and $715,000 were raised in the six months ended March 31, 2021 and 2020.

The Convertible Notes issued during the six months ended March 31, 2021 are initially convertible into 7,104,500 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 3,552,250 shares of Common Stock.

The fair value of the Warrants issued to debt holders during the six months ended March 31, 2021 was $4,439,317 on the date of issuance and will be amortized over the one-year term of the Convertible Notes.

In connection with the debt offering during the six months ended March 31, 2021, the placement agent for the Convertible Notes and the Warrants received a cash fee of $727,117 and warrants to purchase 492,090 shares of the Company’s common stock, all based on 2-8% of gross proceeds to the Company. The warrants issued for these services had a fair value of $1,667,281 at the date of issuance. The fair value of the warrants was recorded as debt discount (with an offset to APIC) and will be amortized over the one-year term of the Convertible Notes. The $727,117 cash fee was recorded as issuance costs and will be amortized over the one-year term of the related Convertible Notes.

During the six months ended March 31, 2021, the Company recorded a debt discount of $9,769,683 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the one-year term of the Convertible Notes.

During the six months ended March 31, 2021, the Company issued 772,200 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2020. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on October 17, 2020.

During the three and six months ended March 31, 2021, amortization related to the debt offerings of $4,198,105 and $1,596,980 of the beneficial conversion feature, warrants issued to debt holders and placement agent was recognized as interest expense in the consolidated statements of operations.

Convertible notes payable as of March 31, 2021 and September 30, 2020 are summarized below:

	March 31, 2021	September 30, 2020
Convertible note- Clayton A. Struve	$1,071,000	$1,071,000
Convertible note- Ronald P. Erickson and affiliates	1,184,066	1,184,066
2019 Convertible notes	4,242,490	4,242,490
2020 Convertible notes	5,639,500	5,639,500
Q2 2021 Convertible notes	14,209,000	-
Boustead fee refund (originally booked as contra debt)	50,000	50,000
Less conversions of 2019 and 2020 notes	(4,957,490)	(4,242,490)
Less debt discount - BCF	(9,601,827)	(2,127,894)
Less debt discount - warrants	(4,372,869)	(1,025,512)
Less debt discount - warrants issued for services	(2,406,360)	(823,582)
	$5,057,510	$3,967,578

Note Payable

On April 30, 2020, the Company received $226,170 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of March 31, 2021 and September 30, 2020, the Company recorded interest expense of $2,088 and $960, respectively. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven. Until the loan is legally forgiven, the loan balance will outstanding. The Company expects to start the application for the loan forgiveness during the three months ended June 30, 2021.

On February 1, 2021, the Company received $205,633 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of March 31, 2021, the Company recorded interest expense of $237. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven. Until the loan is legally forgiven, the loan balance will outstanding. The Company expects to start the application for the loan forgiveness during the three months ended June 30, 2021.

The Company recorded $431,803 as a long term liability as of March 31, 2021.

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

During the three months ended March 31, 2021, Particle entered into Simple Agreements for Future Equity (“SAFE”) with five accredited investors pursuant to which Particle received $340,000 in cash in exchange for the providing the investor the right to receive shares of the Particle stock. The Company expects to issue 68,750 shares of the Particle stock that was initially valued at $0.80 per share. The Company paid $23,660 in broker fees which were expensed as business development expenses.

Through March 31, 2021, $1,125,000 has been raised through the sale of SAFE instruments. We expect to issue 1,406,250 shares of the Particle stock that was initially valued at $0.80 per share. The SAFE contained a number of conversion and redemption provisions, including settlement upon liquidity or dissolution events. The final price and share are not known until settlement upon liquidity or dissolution events conditions are achieved. The Company’s ownership interest in Particle will be diluted when the SAFE’s are converted to common stock. The Company elected the fair value option of accounting for the SAFE.

9. EQUITY

Authorized Capital Stock

The Company authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

As of March 31, 2021, the Company had 28,257,467 shares of common stock issued and outstanding, held by 137 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.  As of March 31, 2021, there were options outstanding for the purchase of 14,786,995 common shares (including unearned stock option grants totaling 11,775,745 shares related to performance targets), warrants for the purchase of 23,440,456 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 21,049,264 common shares (9,020,264 common shares at the current price of $0.25 per share, 4,924,500 common shares at the current price of $1.00 per share and 7,104,500 common shares at the current price of $2.00 per share) reserved and are issuable upon conversion of convertible debentures of $19,133,500. All of which could potentially dilute future earnings per share but are excluded from the March 31, 2021 calculation of net loss per share because their impact is antidilutive.

Voting Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

Series C and D Preferred Stock and Warrants

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. On March 31, 2021 and September 30, 2020 there are 1,785,715 Series C Preferred shares outstanding. On January 5, 2021, the Company extended the warrant expiration date to August 4, 2023.

As of March 31, 2021 and September 30, 2020, the Company has $750,000 of Series D Preferred Stock outstanding with Clayton A. Struve, an accredited investor. On August 14, 2017, the price of the Series D Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. The Series D Preferred Stock is convertible into shares of common stock at a price of $0.25 per share or by multiplying the number of Series D Preferred Stock shares by the stated value and dividing by the conversion price then in effect, subject to certain diluted events, and has the right to vote the number of shares of common stock the Series D Preferred Stock would be issuable on conversion, subject to a 4.99% blocker. The Preferred Series D has an annual yield of 8% The Series D Preferred Stock is convertible into shares of common stock at a price of $0.25 per share or by multiplying the number of Series D Preferred Stock shares by the stated value and dividing by the conversion price then in effect, subject to certain diluted events, and has the right to vote the number of shares of common stock the Series D Preferred Stock would be issuable on conversion, subject to a 4.99% blocker. The Preferred Series D has an annual yield of 8% if and when dividends are declared.

Series F Preferred Stock

On August 1, 2018, the Company filed with the State of Nevada a Certificate of Designation establishing the Designations, Preferences, Limitations and Relative Rights of Series F Preferred Stock. The Designation authorized 500 shares of Series F Preferred Stock. The Series F Preferred Stock shall only be issued to the current Board of Directors on the date of the Designation’s filing and is not convertible into common stock. As set forth in the Designation, the Series F Preferred Stock has no rights to dividends or liquidation preference and carries rights to vote 100,000 shares of common stock per share of Series F upon a Trigger Event, as defined in the Designation. A Trigger Event includes certain unsolicited bids, tender offers, proxy contests, and significant share purchases, all as described in the Designation. Unless and until a Trigger Event, the Series F shall have no right to vote. The Series F Preferred Stock shall remain issued and outstanding until the date which is 731 days after the issuance of Series F Preferred Stock (“Explosion Date”), unless a Trigger Event occurs, in which case the Explosion Date shall be extended by 183 days. As of March 31, 2021 and September 30, 2020, there are no Series F shares outstanding.

Securities Subject to Price Adjustments

In the future, if the company sells its common stock at a price below $0.25 per share, the exercise price of 8,108,356 outstanding shares of Series C and D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of Convertible Notes Payable of $19,133,500 or 21,049,264 common shares (9,020,264 common shares at $0.25 per share, 4,924,500 common shares at $1.00 per share and 7,104,500 at $2.40) and the exercise price of additional outstanding warrants to purchase 10,584,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,599,707 would adjust below $1.20 per share pursuant to the documents governing such instruments. Warrants totaling 4,044,340 would adjust below $2.40 per share pursuant to the documents governing such instruments.

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

The following equity issuances occurred during the six months ended March 31, 2021:

The Company issued 772,700 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2020. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on October 17, 2020.

We issued 2,583,393 shares of common stock at an average price of $0.493 per share related to the exercise of warrants.

We issued 97,000 shares related to services. The shares were valued at the fair market value of $202,820.

Warrants to Purchase Common Stock

The following warrant transactions occurred during the six months ended March 31, 2021:

The Company issued warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is exercisable on a cash or cashless at $1.53 per share and was valued using a Black-Scholes model at $1,811,691.

During January 2021, the Company issued warrants to five directors and service providers for 181,610 shares of common stock. The five year warrant is convertible at $2.00 per share and was valued using a Black-Scholes model at $382,566.

The Convertible Notes issued during the six months ended March 31, 2021 are initially convertible into 7,104,500 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 3,552,250 shares of Common Stock.

The fair value of the Warrants issued to debt holders during the six months ended March 31, 2021 was $4,439,317 on the date of issuance and were amortized over the one-year term of the Convertible Notes.

In connection with the convertible debt offering during the six months ended March 31, 2021, the placement agent for the Convertible Notes and the Warrants received a cash fee of $727,117 and warrants to purchase 492,090 shares of the Company’s common stock, all based on 2-8% of gross proceeds to the Company. The warrants issued for these services had a fair value of $1,667,281 at the date of issuance. The fair value of the warrants was recorded as debt discount (with an offset to APIC) and will be amortized over the one-year term of the Convertible Notes. The $727,117 cash fee was recorded as issuance costs and will be amortized over the one-year term of the related Convertible Notes.

We issued 2,583,393 shares of common stock at an average price of $0.493 per share related to the exercise of warrants. Warrants to exercise 229,853 shares of common stock were forfeited at an average of $.417 per share.

A summary of the warrants outstanding as of March 31, 2021 were as follows:

	March 31, 2021
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	20,016,367	$0.556
Issued	6,237,335	2.100
Exercised	(2,583,393)	(0.493)
Forfeited	(229,853)	(0.417)
Expired	-	-
Outstanding at end of period	23,440,456	$0.974
Exerciseable at end of period	23,440,456

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2021:

	March 31, 2021
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
11,029,381	1.75	$0.250	11,029,381	$0.250
714,286	0.33	0.700	714,286	0.700
847,742	0.62	1.000	847,742	1.000
6,624,707	3.88	1.20-1.85	6,624,707	1.20-1.85
4,214,340	2.86	2.00-2.40	4,214,340	2.00-2.40
10,000	2.25	4.080	10,000	4.080
23,440,456	2.95	$0.974	23,440,456	$0.974

The significant weighted average assumptions relating to the valuation of the Company’s warrants issued during the six months ended March 31, 2021 were as follows:

Dividend yield	0%
Expected life	3 years
Expected volatility	140%-169%
Risk free interest rate	0.4%

There were vested warrants of 23,440,456 with an aggregate intrinsic value of $52,105,394.

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

Stock Option Activity

The Company had the following stock option transactions during the six months ended March 31, 2021:

During the six months ended March 31, 2021, the Company issued stock option grants to fifteen employees and consultants totaling 9,985,745 shares of common stock at an average price of $1.677 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria or quarterly over 4 years, with nothing earned in the first two quarters.

During the six months ended March 31, 2021, a consultant exercised a stock option grant for 3,750 shares at $1.25 per share.

There are currently 14,786,995 (including unearned stock option grants totaling 11,775,745 shares related to performance targets) options to purchase common stock at an average exercise price of $1.509 per share outstanding as of March 31, 2021 under the 2011 Stock Incentive Plan. The Company recorded $191,184 and $565,726 of compensation expense, net of related tax effects, relative to stock options for the six months ended March 31, 2021 and 2020 and in accordance with ASC 718. As of March 31, 2021, there is approximately $1,222,173, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.82 years.

Stock option activity for the six months ended March 31, 2021 and the years ended September 30, 2020 and 2019 were as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2018	2,182,668	$1.698	$3,706,519
Granted	2,870,000	2.615	7,504,850
Exercised	-	-	-
Forfeitures	(520,000)	(3.906)	(2,031,000)
Outstanding as of September 30, 2019	4,532,668	2.025	9,180,369
Granted	3,085,000	1.142	3,522,400
Exercised	(73,191)	(0.250)	(18,298)
Forfeitures	(2,739,477)	(2.593)	(7,103,921)
Outstanding as of September 30, 2020	4,805,000	1.161	5,580,550
Granted	9,985,745	1.677	16,743,590
Exercised	(3,750)	(1.250)	(4,688)
Forfeitures	-	-	-
Outstanding as of March 31, 2021	14,786,995	$1.509	$22,319,452

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2021:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exerciseable	Exerciseable
$0.25	230,000	2.21	$0.250	143,750	$0.250
1.10-1.25	3,076,250	3.65	1.108	375,911	1.104
	9,495,745	3.58	1.499	859,792	1.311
	1,985,000	4.82	2.132	80,000	2.130
	14,786,995	3.82	$1.509	1,459,453	$1.310

There were in the money stock options of 14,786,995 shares as of March 31, 2021 with an aggregate intrinsic value of $22,272,524.

Particle, Inc.

On May 21, 2020, Particle approved a 2020 Stock Incentive Plan and reserved 8,000,000 shares under the Plan. The Plan requires vesting annually over four years, with no vesting in the first two quarters.
During the six months ended March 31, 2021, Particle approved a stock option grant to nine employees and consultants totaling 1,900,000 shares at an average of $0.80 per share. The stock option grant vests (i) 33.3% with the first shipment; (ii) 33.3% with $50 million in sales are achieved; and (iii) 33.4% after $200 million in sales are achieved.

During the six months ended March 31, 2021, Particle approved stock option grants to employees totaling 550,000 shares at $0.80 per share. The stock option grants vest annually over four years, with no vesting in the first two quarters.

As of March 31, 2021, the company had outstanding stock option grants for 7,200,000 shares. The Company recorded $111,365 and $0 of compensation expense, net of related tax effects, relative to stock options for the six months ended March 31, 2021 and 2020 and in accordance with ASC 718. As of March 31, 2021, there is approximately $729,917, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.48 years.

The following table summarizes information about Particle stock options outstanding and exercisable as of March 31, 2021:

		Weighted			Weighted
		Average	Weighted		Average
Range of	Number	Remaining Life	Average	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exercise Price	Exerciseable	Exerciseable
$0.10	4,600,000	4.26	$0.10	1,000,000	$0.10
0.80	2,600,000	4.86	$0.80	-	-
	7,200,000	4.48	$0.35	1,000,000	$0.10

There were in the money stock options of 1,000,000 shares as of March 31, 2021 with an aggregate intrinsic value of $700,000. There is no active market for Particle, Inc. stock at this time.

11.	OTHER SIGNIFICANT TRANSACTIONS AND TRANSACTIONS WITH RELATED PARTIES

Transactions with Clayton A. Struve

See Notes 7, 9 and 10 or related party transactions with Clayton A. Struve.

On January 5, 2021, the Company extended the warrant expiration date to August 4, 2023 with Clayton A. Struve, a major investor in the Company:

Warrant No./Class	Issue Date	No. Warrant Shares	Exercise Price	Original Expiration Date	Amended Expiration Date
Clayton Struve Warrant Series C Warrant W98	08-04-2016	1,785,715	$0.25	08-04-2021	08-04-2023
Clayton Struve Warrant Series F Warrant F-1	11-14-2016	187,500	$0.25	11-13-2021	11-13-2023
Clayton Struve Warrant Series F Warrant F-2	12-19-2016	187,500	$0.25	12-18-2021	12-18-2023

On January 28, 2021, Clayton A. Struve exercised warrants on a cashless basis for 889,880 shares of common stock at $0.25 per share, including warrants for 187,500 and 187,500 that were just extended as discussed above.

The Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. On April 29, 2021, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2021.

Related Party Transactions with Ronald P. Erickson

See Notes 7, 9, 10 and 12 for related party transactions with Ronald P. Erickson.

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $476,486 and $597,177 as of March 31, 2021 and September 30, 2020, respectively.

On December 15, 2020, the Company issued a fully vested warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is exercisable for cash or non-cash at $1.53 per share and was valued using a Black-Scholes model at $1,811,691.

On December 15, 2020, the Company issued two stock option grants to Ronald P. Erickson, one for 1,865,675 shares and one for 1,865,675 shares at an exercise price of $1.53 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria.

On February 9, 2021, Particle approved a stock option grant to Mr. Erickson totaling 500,000 shares at an average of $0.80 per share. The stock option grant vests (i) 33.3% with the first shipment; (ii) 33.3% with $50 million in sales are achieved; and (iii) 33.4% after $200 million in sales are achieved.

On April 29, 2021, the Company signed Amendment 5 to the convertible promissory or OID notes with J3E2A2Z, extending the due dates to September 30, 2021.

Related Party Transactions with Phillip A. Bosua

See Notes 10 and 12 for related party transactions with Phillip A. Bosua.

On December 15, 2020, the Company issued two stock option grant to Phillip A. Bosua, one for 2,132,195 shares and one for 2,132,200 shares at an exercise price of $1.53 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria.

On February 9, 2021, Particle approved a stock option grant to Mr. Bosua totaling 500,000 shares at an average of $0.80 per share. The stock option grant vests (i) 33.3% with the first shipment; (ii) 33.3% with $50 million in sales are achieved; and (iii) 33.4% after $200 million in sales are achieved.

On March 18, 2021, the Company approved a $250,000 bonus for Mr. Bosua. The bonus was recorded in accrued liabilities – related party as of March 31, 2021 and was paid during April 2021.

Related Party Transactions with Directors

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

The reporting for the three and six months ended March 31, 2021 and 2020 was as follows (in thousands):

		Gross	Net	Segment
Segment	Revenue	Margin	(Loss)	Assets
Three Months Ended March 31, 2021
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(4,950)	$15,759
Particle, Inc. technology	-	-	(424)	149
TransTech distribution business	-	-	-	-
Total segments	$-	$-	$(5,374)	$15,908

Three Months Ended March 31, 2020
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(3,346)	$1,224
TransTech distribution business	5	1	15	4
Total segments	$5	$1	$(3,331)	$1,228

Six Months Ended March 31, 2021
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(9,874)	$15,759
Particle, Inc. technology	-	-	(799)	149
TransTech distribution business	-	-	-	-
Total segments	$-	$-	$(10,673)	$15,908

Six Months Ended March 31, 2020
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(6,418)	$1,224
TransTech distribution business	122	52	72	4
Total segments	$122	$52	$(6,346)	$1,228

During the six months ended March 31, 2021 and 2020, the Company incurred non-cash expenses of $7,027,922, and $4,510,430, respectively.

14. SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to March 31, 2021, there were the following material transactions that require disclosure:

The Company issued 2,137,880 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2020. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary.

On March 18, 2021, the Company approved a $250,000 bonus for Mr. Bosua. The bonus was recorded in accrued liabilities – related party as of March 31, 2021 and was paid during April 2021.

The Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. On April 29, 2021, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2021.

On April 29, 2021, the Company signed Amendment 5 to the convertible promissory or OID notes with J3E2A2Z, extending the due dates to September 30, 2021.

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

BUSINESS

We are focused on the development and commercialization of proprietary technologies which are capable of uniquely identifying or authenticating almost any substance or material using electromagnetic energy to record, detect, and identify the unique “signature” of the substance or material. We call these our “Bio-RFID™” and “ChromaID™” technologies.

More recently, we have focused upon extensions and new patentable inventions that are derived from and extend beyond our ChromaID technology and intellectual property. We call this new technology “Bio-RFID.” The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our Company as we work to create revenue generating products for the marketplace. Today, the sole focus of the Company is on its Bio-RFID technology, its commercialization and development of related patent assets.

On April 30, 2020 the Company incorporated a subsidiary corporation, Particle, Inc. for the purpose of research and development on non-core Company intellectual property. The first research activity, undertaken by a separate Particle team has been on standard threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of March 31, 2021 the operations of Particle have generated no sales and operations are just commencing. The first product, the Particle bulb can be used in households, businesses and other facilities to inactivate bacteria and viruses. Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. Preliminary study results from Texas Biomedical Research Institute indicate the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19. The Particle team is working on certification, labeling, product manufacturing and related go-to-market requirements; as well as business development activities related to interest from potential strategic and channel partners in both consumer and business applications.

In 2010, we acquired TransTech Systems, Inc. as an adjunct to our business. TransTech was a distributor of products for employee and personnel identification and authentication. TransTech historically provided substantially all of the Company’s revenues. The financial results from our TransTech subsidiary had been diminishing as vendors of their products increasingly moved to the Internet and direct sales to their customers. While it did provide our current revenues, it was not central to our current focus as a Company. Moreover, we wrote down any goodwill associated with its historic acquisition. TransTech ceased operation on June 30, 2020.

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

We plan to begin the process of obtaining US Food and Drug Administration (FDA) approval of our non-invasive blood glucose monitoring device as soon as possible. To guide us in that undertaking we previously announced the hiring of a Chief Medical Officer and formed a Medical and Regulatory Advisory Board to guide us through the FDA process. We are unable, however, to estimate the time necessary for such approval nor the likelihood of success in that endeavor.

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

The issued patents cover the fundamental aspects of the Know Labs ChromaID and Bio-RFID technology and a number of unique applications. We have filed patents on the fundamental aspects of our Bio-RFID technology and growing number of unique applications. We will continue to expand the Company’s patent portfolio. Know Labs has applied for four patents related specifically to its technology.

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

Product Strategy

We are currently undertaking internal development work on potential products for the commercial marketplace. We have announced the development of our non-invasive glucose monitor and our desire to obtain US Food and Drug Administration approval for the marketing of this product to the diabetic and pre-diabetic population. We have also announced the engagement of a manufacturing partner we will work with to bring this product to market. We will make further announcements regarding this product as development, testing, manufacturing and regulatory approval work progresses.

Currently we are focusing our efforts on productizing our Bio-RFID technology as we move it out of our research laboratory and into the marketplace.

Research and Development

Our current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. We are also actively involved in identifying new applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies and their application. We engage third party experts as required to supplement our internal team. We believe that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $2,225,000 and $938,000 for the six months ended March 31, 2021 and 2020, respectively, on development activities.

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

EMPLOYEES

As of March 31, 2021, we had 10 full-time employees. Our senior management and five other personnel are located in our Seattle, Washington offices. We also utilize consulting firms and people to supplement our workforce.

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

RESULTS OF OPERATIONS

We are focused on the development and commercialization of proprietary technologies which are capable of uniquely identifying or authenticating almost any substance or material using electromagnetic energy to record, detect, and identify the unique “signature” of the substance or material. We call these our “Bio-RFID™” and “ChromaID™” technologies.

More recently, we have focused upon extensions and new patentable inventions that are derived from and extend beyond our ChromaID technology and intellectual property. We call this new technology “Bio-RFID.” The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our Company as we work to create revenue generating products for the marketplace. Today, the sole focus of the Company is on its Bio-RFID technology, its commercialization and development of related patent assets.

On April 30, 2020 the Company incorporated a subsidiary corporation, Particle, Inc. for the purpose of research and development on non-core Company intellectual property. The first research activity, undertaken by a separate Particle team has been on standard threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of March 31, 2021 the operations of Particle have generated no sales and operations are just commencing. The first product, the Particle bulb can be used in households, businesses and other facilities to inactivate bacteria and viruses. Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. Preliminary study results from Texas Biomedical Research Institute indicate the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19. The Particle team is working on certification, labeling, product manufacturing and related go-to-market requirements; as well as business development activities related to interest from potential strategic and channel partners in both consumer and business applications.

In 2010, we acquired TransTech Systems, Inc. as an adjunct to our business. TransTech was a distributor of products for employee and personnel identification and authentication. TransTech historically provided substantially all of the Company’s revenues. The financial results from our TransTech subsidiary had been diminishing as vendors of their products increasingly moved to the Internet and direct sales to their customers. While it did provide our current revenues, it was not central to our current focus as a Company. Moreover, we wrote down any goodwill associated with its historic acquisition. TransTech ceased operation on June 30, 2020.

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Three Months Ended March 31,
	2021	2020	$ Variance	% Variance

Revenue	$-	$5	$(5)	-100.0%
Cost of sales	-	4	(4)	100.0%
Gross profit	-	1	(1)	-100.0%
Research and development expenses	1,259	447	812	-181.7%
Selling, general and administrative expenses	1,343	1,623	(280)	17.3%
Operating loss	(2,602)	(2,069)	(533)	-25.8%
Other (expense) income:
Interest expense	(2,772)	(1,302)	(1,470)	-112.9%
Other income (expense)	-	40	(40)	-100.0%
Total other income (expense)	(2,772)	(1,262)	(1,510)	-119.7%
(Loss) before income taxes	(5,374)	(3,331)	(2,043)	-61.3%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(5,374)	$(3,331)	$(2,043)	-61.3%

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020

Sales

Revenue for the three months ended March 31, 2021 decreased $5,000 to $0 as compared to $5,000 for the three months ended March 31, 2020. TransTech closed June 30, 2020.

Cost of Sales

Cost of sales for the three months ended March 31, 2021 decreased $4,000 to $0 as compared to $4,000 for the three months ended March 31, 2020. TransTech closed June 30, 2020.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2021 increased $812,000 to $1,259,000 as compared to $447,000 for the three months ended March 31, 2020. The increase was due to increased personnel, use of consultant and expenditures related to the development of our Bio-RFID™ and Particle technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2021 decreased $280,000 to $1,343,000 as compared to $1,623,000 for the three months ended March 31, 2020.

The decrease primarily was due to (i) increased other expenses of $3,000; (ii) increased Particle expenses of $265,000 (primarily payroll and stock based compensation); offset by (iii) decreased stock based compensation of $544,000; (iv) decreased TransTech expenses of $4,000 (primarily salaries and rent). As part of the selling, general and administrative expenses for the three months ended March 31, 2021 and 2020, we recorded $35,000 and $43,000, respectively, of investor relationship expenses and business development expenses.

Other (Expense), Net

Other expense, net for the three months ended March 31, 2021 was $2,772,000 as compared to other expense, net of $1,302,000 for the three months ended March 31, 2020. The other expense, net for the three months ended March 31, 2021 included interest expense of $2,772,000 related to convertible notes payable and the amortization of the beneficial conversion feature. The increase interest expense is due to more issuances of convertible notes and warrants through March 31, 2021.

The other expense, net for the three months ended March 31, 2020 included (i) interest expense of $1,302,000; offset by (ii) other income of $40,000.

Net Loss

Net loss for the three months ended March 31, 2021 was $5,374,000 as compared to $3,331,000 for the three months ended March 31, 2020. The net loss for the three months ended March 31, 2021 included non-cash expenses of $3,380,000. The non-cash items include (i) depreciation and amortization of $65,000; (ii) issue of capital stock for services and expenses of $203,000; (iii) stock based compensation- warrants of $383,000; (iv) stock based compensation- stock options of $127,000; and (v) amortization of debt discount as interest expense of $2,602,000.

On March 15, 2021, we closed private placement for gross proceeds of $14,209,000 in exchange for issuing Subordinated Convertible Notes and 3,552,250 Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The Convertible Notes will be automatically converted to our Common Stock at $2.00 per share on the one year anniversary starting on March 15, 2022.

The Convertible Notes had an original principal amount of $14,209,000 and bear annual interest of 8%. Both the principal amount and the interest are payable on a payment-in-kind basis in shares of our Common Stock.

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

We expect losses to continue as we commercialize our ChromaID™ and Bio-RFID™ technology.

	Six Months Ended March 31,
	2021	2020	$ Variance	% Variance

Revenue	$-	$122	$(122)	-100.0%
Cost of sales	-	70	(70)	100.0%
Gross profit	-	52	(52)	-100.0%
Research and development expenses	2,225	938	1,287	-137.2%
Selling, general and administrative expenses	3,940	2,543	1,397	-54.9%
Operating loss	(6,165)	(3,429)	(2,736)	-79.8%
Other (expense) income:
Interest expense	(4,508)	(2,981)	(1,527)	-51.2%
Other income (expense)	-	64	(64)	-100.0%
Total other income (expense)	(4,508)	(2,917)	(1,591)	-54.5%
(Loss) before income taxes	(10,673)	(6,346)	(4,327)	-68.2%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(10,673)	$(6,346)	$(4,327)	-68.2%

SIX MONTHS ENDED MARCH 31, 2021 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2020

Sales

Revenue for the six months ended March 31, 2021 decreased $122,000 to $0 as compared to $122,000 for the six months ended March 31, 2020. TransTech closed June 30, 2020.

Cost of Sales

Cost of sales for the six months ended March 31, 2021 decreased $70,000 to $0 as compared to $70,000 for the six months ended March 31, 2020. TransTech closed June 30, 2020.

Research and Development Expenses

Research and development expenses for the six months ended March 31, 2021 increased $1,287,000 to $2,225,000 as compared to $918,000 for the six months ended March 31, 2020. The increase was due to increased personnel, use of consultant and expenditures related to the development of our Bio-RFID™ and Particle technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2021 increased $1,397,000 to $3,940,000 as compared to $2,543,000 for the six months ended March 31, 2020.

The increase primarily was due to (i) increased stock based compensation of $987,000; (ii) increased other expenses of $78,000; (iii) increased Particle expenses of $378,000 (primarily payroll, and stock based compensation); offset by (iv) decreased TransTech expenses of $46,000 (primarily salaries and rent). As part of the selling, general and administrative expenses for the six months ended March 31, 2021 and 2020, we recorded $95,000 and $83,000, respectively, of investor relation expenses and business development expenses.

Other (Expense), Net

Other expense, net for the six months ended March 31, 2021 was $4,508,000 as compared to other expense, net of $2,917,000 for the six months ended March 31, 2020. The other expense, net for the six months ended March 31, 2021 included interest expense of $4,508,000 related to convertible notes payable and the amortization of the beneficial conversion feature.

The other expense for the six months ended March 31, 2020 included (i) interest expense of $2,981,000; offset by (ii) other income of $64,000.

Net Loss

Net loss for the six months ended March 31, 2021 was $10,673,000 as compared to $6,346,000 for the six months ended March 31, 2020. The net loss for the six months ended March 31, 2021 included non-cash expenses of $7,028,000. The non-cash items include (iv) depreciation and amortization of $129,000; (v) issuance for capital stock for services and expenses of $203,000; (vi) stock based compensation- warrants of $2,194,000; (vii) stock based compensation- stock options of $303,000; and (viii) amortization of debt discount as interest expense of $4,199,000. On December 15, 2020, we issued a warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is convertible at $1.53 per share and was valued using a “Black-Scholes” model at $1,812,000.

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

We had cash of approximately $15,697,000 and net working capital of approximately $12,757,000 (net of convertible notes payable and right of use asset and liabilities) as of March 31, 2021.  We have experienced net losses since inception and we expect losses to continue as we commercialize our ChromaID™ technology. As of March 31, 2021, we had an accumulated deficit of $66,639,000 and net losses in the amount of $10,673,000, $13,563,000, and $7,612,000 for the six months ended March 31, 2021 and the years ended 2020 and 2019, respectively. During the six months ended March 31, 2021, the Company incurred non-cash expenses of $7,028,000.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended September 30, 2020 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

On March 15, 2021, we closed private placement for gross proceeds of $14,209,000 in exchange for issuing Subordinated Convertible Notes and 3,552,250 Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The Convertible Notes will be automatically converted to our Common Stock at $2.00 per share on the one year anniversary starting on March 15, 2022.

The Convertible Notes had an original principal amount of $14,209,000 and bear annual interest of 8%. Both the principal amount and the interest are payable on a payment-in-kind basis in shares of our Common Stock

We believe that our cash on hand including funding closed since March 31, 2021 will be sufficient to fund our operations through March 31, 2023.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the issuance of preferred stock, the sale of common stock and the exercise of warrants.

The proceeds of warrants which are not expected to be cashless are expected to generate potential proceeds of up to $24,728,130.

Operating Activities

Net cash used in operating activities for the six months ended March 31, 2021 was $3,247,000. This amount was primarily related to (i) a net loss of $10,673,000; offset by (ii) working capital changes of $398,000; and (iii) non-cash expenses of $7,028,000. The non-cash items include (iv) depreciation and amortization of $129,000; (v) issuance for capital stock for services and expenses of $203,000; (vi) stock based compensation- warrants of $2,194,000; (vii) stock based compensation- stock options of $303,000; and (viii) amortization of debt discount as interest expense of $4,199,000.

On December 15, 2020, we issued a warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is exercisable on a cash or non-cash basis at $1.53 per share and was valued using a “Black-Scholes” model at $1,812,000.

Investing Activities

Net cash used in investing activities for the six months ended March 31, 2021 and 2020 was $35,000 and $28,000, respectively. This amount was primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2021 and 2020 was $14,681,000 and $592,000, respectively. This amount was primarily related to (i) issuance of Simple Agreements for future Equity of $340,000; (ii) $14,209,000 related to proceeds from convertible notes payable; (iii) proceeds from notes payable- PPP of $206,000; and (iv) proceed from the issuance of common stock for the exercise of warrants of $653,000; and offset by (v) payment of issuance costs from notes payable of $727,000.

On March 15, 2021, we closed private placement for gross proceeds of $14,209,000 in exchange for issuing Subordinated Convertible Notes and 3,552,250 Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The Convertible Notes will be automatically converted to our Common Stock at $2.00 per share on the one year anniversary starting on March 15, 2022.

The Convertible Notes had an original principal amount of $14,209,000 and bear annual interest of 8%. Both the principal amount and the interest are payable on a payment-in-kind basis in shares of our Common Stock

Our contractual cash obligations as of March 31, 2021 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$67,817	$61,845	$5,972	$-	$-
Convertible notes payable (1)	21,388,566	21,388,566	-	-	-
Simple Agreements for Future Equity (SAFE) (1)	1,125,000	1,125,000	-	-	-
	$22,581,383	$22,575,411	$5,972	$-	$-

(1)
Convertible notes payable includes $21,388,566 that converts into common stock at the maturity date during 2021 and 2022. Through March 31, 2021, $1,125,000 has been raised through the sale of SAFE instruments. We expect to issue 1,406,250 shares of the Particle stock that was initially valued at $0.80 per share. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID™” technologies. None of the expenditures are contractual obligations as of March 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2021 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2021.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a material affect, on our internal control over financial reporting.

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

As of the date of this Quarterly Report, COVID-19 coronavirus has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government and has resulted in several states being designated disaster zones. COVID-19 coronavirus caused significant volatility in global markets. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel and require non-essential businesses and organizations to close. While some states have lifted certain “shelter-in-place” restrictions and travel bans, as they are removed there is no certainty that an outbreak will not occur and additional restrictions imposed again in response. Additionally, several states have lifted restrictions only to reimpose such restrictions as the number of cases rise again. Lastly, as vaccinations become readily available we cannot predict what restrictions may be imposed in the event of a vaccine mandate for travel to and from particular destinations.

It is unclear how such restrictions, which will contribute to a general slowdown in the global economy, will affect our business, results of operations, financial condition and our future strategic plans. Further, while many businesses have survived the past year, and some thrived, as COVID-19 becomes more controlled, we cannot predict how the global economy will respond to the return to normalcy, or whether it will continue to sustain steadily.

Shelter-in-place, essential-only travel regulations, and vaccine mandates could negatively impact our employees, partners, and customers. In addition, we still could experience significant supply chain disruptions due to interruptions in operations at any or all of our suppliers’ facilities or downline suppliers. If we experience significant delays in receiving our products, we will experience delays in fulfilling orders and ultimately receiving payment, which could result in loss of sales and a loss of customers, and adversely impact our financial condition and results of operations. The current status of COVID-19 coronavirus closures and restrictions could also negatively impact our ability to receive funding from our existing capital sources as each business is and has been affected uniquely.

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

We are currently operating at a loss. We believe that our cash on hand will be sufficient to fund our operations through March 15, 2023. We may need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.  We, including our wholly owned subsidiary Particle, are each seeking additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.  There can be no assurance that we will be able to sell that number of shares, if any.

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

As of March 31, 2021, we owe approximately $2,731,552 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

Mr. Erickson, our current chairman, and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $476,486 as of March 31, 2021.

We owe $2,255,066 under various convertible promissory notes as of March 31, 2021 including $1,184,066 owed to entities controlled by our chairman.

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

We have experienced net losses since inception. As of March 31, 2021, we had an accumulated deficit of $66,639,000 and net losses in the amount of $10,673,000, $13,563,000, and $7,612,000 for the six months ended March 31, 2021 and the years ended September 30, 2020 and 2019, respectively. During the six months ended March 31, 2021, we incurred non-cash expenses of $7,028,000.

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

The Company’s TransTech subsidiary closed on June 30, 2020.

TransTech was not able to successfully address their revenue which resulted in their closure on June 30, 2020. The loss of the TransTech subsidiary revenue has impacted our top line revenues and our operating results and may result in future expenses associated with its closure. Is this still accurate?

The Company Particle, Inc. subsidiary was incorporated April 30, 2020 and has limited operating history.

Particle, Inc. was incorporated April 30, 2020 and to date has engaged in activities consisting primarily of research and development on threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of March 31, 2021 the operations of Particle have generated no sales and operations are just commencing. The first product, the Particle bulb can be used in households, businesses and other facilities to inactivate bacteria and viruses. Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. A world renowned, CDC-regulated biosafety level-4 laboratory is currently testing the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19.

To date, we have generated no revenue from Particle. We may not generate revenues in the near future while products are being developed. We believe that Particle’s commercialization success is dependent upon its ability to develop successful products to take to market. . In addition, once developed, demand for its products may not materialize, or increase as quickly as planned, and we may therefore be unable to increase our revenue levels as expected. Even if we succeed in introducing our technology and related products to our target markets, we may not be able to generate sufficient revenue to achieve or sustain profitability.

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

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 8,108,356 outstanding shares of Series C and D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of Convertible Notes Payable of $19,133,500 or 21,049,264 common shares (9,020,264 common shares at $0.25 per share, 4,924,500 common shares at $1.00 per share and 7,104,500 at $2.00) and the exercise price of additional outstanding warrants to purchase 10,584,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,599,707 would adjust below $1.20 per share pursuant to the documents governing such instruments. Warrants totaling 4,044,340 would adjust below $2.40 per share pursuant to the documents governing such instruments.

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

The Company is currently the 100% shareholder in Particle, Inc. In July 2020, Particle entered into Simple Agreements for Future Equity (“SAFE”) with twenty two accredited investors pursuant to which Particle received $785,000 in cash in exchange for the providing the investor the right to receive shares of the Particle stock. Through March 31, 2021, $1,125,000 has been raised through the sale of SAFE instruments. We expect to issue 1,406,250 shares of the Particle stock that was initially valued at $0.80 per share. The SAFE contained a number of conversion and redemption provisions, including settlement upon liquidity or dissolution events. The final price and share are not known until settlement upon liquidity or dissolution events conditions are achieved. The Company’s ownership interest in Particle will be diluted when the SAFE’s are converted to common stock.

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

As of March 31, 2021, we had 28,257,467 shares of common stock issued and outstanding, held by 137 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.  As of March 31, 2021, there were options outstanding for the purchase of 14,786,995 common shares (including unearned stock option grants totaling 11,775,745 shares related to performance targets), warrants for the purchase of 23,440,456 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 21,049,264 common shares (9,020,264 common shares at the current price of $0.25 per share, 4,924,500 common shares at the current price of $1.00 per share and 7,104,500 common shares at the current price of $2.00 per share ) reserved and are issuable upon conversion of convertible debentures of $19,133,500. All of which could potentially dilute future earnings per share but are excluded from the March 31, 2021 calculation of net loss per share because their impact is antidilutive.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2021, we had the following unregistered sales of equity securities:

We issued 210,600 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2020. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on October 17, 2020.

We issued 2,579,643 shares of common stock at an average price of $0.493 per share related to the exercise of warrants.

We issued 97,000 shares related to services. The shares were valued at the fair market value of $202,820.

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

10.11
Form of Subscription Agreement, Subordinated Convertible Note, Common Stock Purchase Warrant, Subordination and Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.12
Amendment 4 dated December 8, 2020 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 2020)

10.13
Amendment 4 dated December 8, 2020 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 2020)

10.14
Amendment 4 dated December 9, 2020 to Senior Secured Convertible Redeemable Note dated September 30, 2016 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 29, 2020)

10.15
Amendment 4 dated December 9, 2020 to Senior Secured Convertible Redeemable Note dated August 14, 2017 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 29, 2020)

10.16
Amendment 4 dated December 9, 2020 to Senior Secured Convertible Redeemable Note dated December 12, 2017 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 29, 2020)

10.17
Amendment 3 dated December 9, 2020 to Senior Secured Convertible Redeemable Note dated February 28, 2018 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 29, 2020)

10.18	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 15, 2021)

10.19
Form of Subscription Agreement, Subordinated Convertible Note, Common Stock Purchase Warrant, Subordination and Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 15, 2021)

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

KNOW LABS, INC.
(Registrant)

Date: May 7, 2021	By:	/s/ Phillip A Bosua
Phillip A. Bosua
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)