Form 10-Q
period 2021-06-30
KNOW LABS, INC.
filed 2021-08-16
CIK 1074828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of common stock, $.001 par value, issued and outstanding as of August 16, 2021: 34,433,955 shares.

ITEM 1. FINANCIAL STATEMENTS

KNOW LABS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	September 30, 2020
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$13,870,183	$4,298,179
Total current assets	13,870,183	4,298,179

PROPERTY AND EQUIPMENT, NET	111,244	128,671

OTHER ASSETS
Intangible assets	-	101,114
Other assets	13,767	25,180
Operating lease right of use asset	30,581	129,003

TOTAL ASSETS	$14,025,775	$4,682,147

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$399,599	$487,810
Accounts payable - related parties	5,347	5,687
Accrued expenses	585,776	401,178
Accrued expenses - related parties	440,239	591,600
Convertible notes payable	5,006,497	3,967,578
Simple Agreements for Future Equity	1,125,000	785,000
Notes payable- PPP loans, current	226,170	-
Current portion of operating lease right of use liability	31,760	108,779
Total current liabilities	7,820,388	6,347,632

NON-CURRENT LIABILITIES:
Notes payable- PPP loans	205,633	226,170
Operating lease right of use liability, net of current portion	-	23,256
Total non-current liabilities	205,633	249,426

COMMITMENTS AND CONTINGENCIES (Note 12)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and
outstanding at 6/30/2021 and 9/30/2020 respectively	-	-
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 6/30/2021 and 9/30/2020, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 1,016,014 shares authorized,
1,016,004 shares issued and outstanding at 6/30/2021 and 9/30/2020, respectively	1,015	1,015
Common stock - $0.001 par value, 100,000,000 shares authorized, 33,719,669 and 24,804,874
shares issued and outstanding at 6/30/2021 and 9/30/2020, respectively	33,720	24,807
Additional paid in capital	79,693,322	54,023,758
Accumulated deficit	(73,730,093)	(55,966,281)
Total stockholders' deficit	5,999,754	(1,914,911)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14,025,775	$4,682,147

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

REVENUE	$-	$-	$-	$121,939
COST OF SALES	-	-	-	69,726
GROSS PROFIT	-	-	-	52,213
RESEARCH AND DEVELOPMENT EXPENSES	868,584	375,243	3,094,123	1,313,546
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	994,221	634,169	4,934,085	3,177,661
OPERATING LOSS	(1,862,805)	(1,009,412)	(8,028,208)	(4,438,994)

OTHER INCOME (EXPENSE):
Interest expense	(5,228,058)	(1,188,874)	(9,735,604)	(4,170,038)
Other income	-	-	-	65,220
(Loss) on debt settlements	-	(706,800)	-	(706,800)
Total other (expense), net	(5,228,058)	(1,895,674)	(9,735,604)	(4,811,618)

LOSS BEFORE INCOME TAXES	(7,090,863)	(2,905,086)	(17,763,812)	(9,250,612)

Income tax expense	-	-	-	-

NET LOSS	$(7,090,863)	$(2,905,086)	$(17,763,812)	$(9,250,612)

Basic and diluted loss per share	$(0.23)	$(0.12)	$(0.64)	$(0.44)

Weighted average shares of common stock outstanding- basic and diluted	31,052,229	23,715,823	27,651,679	20,842,782

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

	Series C Convertible		Series D Convertible				Additional		Total Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	$	Shares	$	Shares	$	Capital	Deficit	(Deficit)
Balance as of October 1, 2019	1,785,715	$1,790	1,016,004	$1,015	18,366,178	$18,366	$39,085,179	$(42,403,640)	$(3,297,290)
Stock compensation expense - employee options	-	-	-	-	-	-	399,897	-	399,897
Stock option exercise	-	-	-	-	73,191	73	(73)	-	-
Beneficial conversion feature	-	-	-	-	-	-	330,082	-	330,082
Issuance of warrants to debt holders	-	-	-	-	-	-	168,270	-	168,270
Issuance of warrants for services related to debt offering	-	-	-	-	-	-	160,427	-	160,427
Issuance of common stock for exercise of warrants	-	-	-	-	28,688	29	(29)	-	-
Net loss	-	-	-	-	-	-	-	(3,015,013)	(3,015,013)
Balance as of December 31, 2019	1,785,715	1,790	1,016,004	1,015	18,468,057	18,468	40,143,753	(45,418,653)	(5,253,627)
Stock compensation expense - employee options	-	-	-	-	-	-	165,829	-	165,829
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	4,114,800	4,115	4,110,685	-	4,114,800
Beneficial conversion feature (Note 7)	-	-	-	-	-	-	105,535	-	105,535
Issuance of warrants to debt holders (Note 7)	-	-	-	-	-	-	21,214	-	21,214
Issuance of warrants for services related to debt offering (Note 7)	-	-	-	-	-	-	9,542	-	9,542
Issuance of common stock for services	-	-	-	-	540,000	540	1,025,460	-	1,026,000
Issuance of common stock for exercise of warrants	-	-	-	-	201,271	201	(201)	-	-
Net loss	-	-	-	-	-	-	-	(3,330,513)	(3,330,513)
Balance as of March 31, 2020	1,785,715	1,790	1,016,004	1,015	23,324,128	23,324	45,581,817	(48,749,166)	(3,141,220)
Stock compensation expense - employee options	-	-	-	-	-	-	135,744	-	135,744
Conversion of debt offering and accrued interest (Note 10)	-	-	-	-	467,117	470	471,725	-	472,195
Beneficial conversion feature (Note 10)	-	-	-	-	-	-	3,330,457	-	3,330,457
Issuance of warrants to debt holders (Note 10)	-	-	-	-	-	-	1,594,043	-	1,594,043
Issuance of warrants for services related to debt offering (Note 10)	-	-	-	-	-	-	856,370	-	856,370
Issuance of common stock for services	-	-	-	-	10,000	10	18,990	-	19,000
Issuance of common stock for exercise of warrants	-	-	-	-	125,000	125	54,875	-	55,000
Net loss	-	-	-	-	-	-	-	(2,905,086)	(2,905,086)
Balance as of June 30, 2020	1,785,715	1,790	1,016,004	1,015	23,926,245	23,929	52,044,021	(51,654,252)	416,503

Balance as of October 1, 2020	1,785,715	1,790	1,016,004	1,015	24,804,874	24,807	54,023,758	(55,966,281)	(1,914,911)
Stock compensation expense - employee options	-	-	-	-	-	-	175,442	-	175,442
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	561,600	562	561,038	-	561,600
Issuance of warrant for services to related party	-	-	-	-	-	-	1,811,691	-	1,811,691
Issuance of common stock for exercise of warrants	-	-	-	-	3,750	4	4,684	-	4,688
Net loss	-	-	-	-	-	-	-	(5,299,331)	(5,299,331)
Balance as of December 31, 2020	1,785,715	1,790	1,016,004	1,015	25,370,224	25,372	56,576,613	(61,265,612)	(4,660,822)
Stock compensation expense - employee options	-	-	-	-	-	-	127,407	-	127,407
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	210,600	211	210,395	-	210,606
Beneficial conversion feature (Note 7)	-	-	-	-	-	-	9,769,683	-	9,769,683
Issuance of warrants to debt holders (Note 7)	-	-	-	-	-	-	4,439,317	-	4,439,317
Issuance of warrants for services related to debt offering (Note 7)	-	-	-	-	-	-	1,667,281	-	1,667,281
Issuance of common stock for services	-	-	-	-	97,000	97	202,723	-	202,820
Issuance of warrant for services	-	-	-	-	-	-	382,566	-	382,566
Issuance of common stock for exercise of warrants	-	-	-	-	2,579,643	2,578	645,938	-	648,516
Net loss	-	-	-	-	-	-	-	(5,373,618)	(5,373,618)
Balance as of March 31, 2021	1,785,715	1,790	1,016,004	1,015	28,257,467	28,258	74,021,923	(66,639,230)	7,413,756
Stock compensation expense - employee options	-	-	-	-	-	-	267,665	-	267,665
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	5,318,460	5,318	5,320,535	-	5,325,853
Issuance of common stock for exercise of warrants	-	-	-	-	126,867	127	59,873	-	60,000
Issuance of common stock for stock option exercises	-	-	-	-	16,875	17	23,327	-	23,344
Net loss	-	-	-	-	-	-	-	(7,090,863)	(7,090,863)
Balance as of June 30, 2021	1,785,715	$1,790	1,016,004	$1,015	33,719,669	$33,720	$79,693,322	$(73,730,093)	$5,999,754

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	June 30, 2021	June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,763,812)	$(9,250,612)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	166,094	164,078
Issuance of capital stock for services and expenses	202,820	1,045,000
Stock based compensation- warrants	2,194,257	-
Stock based compensation- stock option grants	570,514	701,470
Amortization of debt discount to interest expense	9,071,592	3,874,018
Right of use, net	(1,853)	(778)
Loss on sale of assets	-	4,663
Loss (gain) on debt settlement	-	706,800
Changes in operating assets and liabilities:
Accounts receivable	-	63,049
Prepaid expenses	-	6,435
Inventory	-	7,103
Other long-term assets	11,413	(11,414)
Accounts payable - trade and accrued expenses	404,469	24,073
NET CASH (USED IN) OPERATING ACTIVITIES	(5,144,506)	(2,666,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of research and development equipment	(47,553)	(13,055)
NET CASH (USED IN) INVESTING ACTIVITIES:	(47,553)	(13,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	14,209,000	5,639,500
Payments for issuance costs from notes payable	(727,117)	(479,965)
Proceeds from Simple Agreements for Future Equity	340,000	-
Proceeds from note payable - PPP	205,633	226,170
Proceeds from issuance of common stock for stock options exercise	23,344	-
Proceeds from issuance of common stock for warrant exercise	713,203	55,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,764,063	5,440,705

NET INCREASE N CASH AND CASH EQUIVALENTS	9,572,004	2,761,535

CASH AND CASH EQUIVALENTS, beginning of period	4,298,179	1,900,836

CASH AND CASH EQUIVALENTS, end of period	$13,870,183	$4,662,371

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$1,928

Non-cash investing and financing activities:
Beneficial conversion feature	$9,769,683	$3,766,074
Issuance of warrants to debt holders	$4,439,317	$1,783,527
Issuance of warrants for services related to debt offering	$1,667,281	$1,026,339
Cashless warrant exercise (fair value)	$493,601	$57,490
Cashless stock options exercise (fair value)	$-	$18,298
Conversion of debt offering	$5,638,275	$4,235,436
Conversion of accrued interest	$460,185	$351,089

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2020, filed with the Securities and Exchange Commission (“SEC”) on December 29, 2020. The results of operations for the nine months ended June 30, 2021 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

1. ORGANIZATION

Know Labs, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 1998. The Company has authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

The Company is focused on the development and commercialization of proprietary technologies which are capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify and measure the unique “signature” of said materials or analytes. The Company’s call these its “Bio-RFID™” technology platform when pertaining to radio and microwave spectroscopy; and “ChromaID™” technology platform when pertaining to optical spectroscopy.

ChromaID is the first technology developed and patented by the Company. More recently, the Company has focused upon extensions and new patentable inventions that are derived from and extend beyond our ChromaID technology and intellectual property. The Company calls this new technology platform “Bio-RFID.”  The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our Company as we work to create revenue generating products for the marketplace. Today, the sole focus of the Company is on its Bio-RFID technology, its commercialization and development of related patent assets.

On April 30, 2020 the Company incorporated a subsidiary corporation, Particle, Inc. for the purpose of research and development on non-core Company intellectual property.  The first research activity, undertaken by a separate Particle team has been on standard threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, the Company approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of June 30, 2021 the operations of Particle have generated no sales and operations are just commencing. The first product, the Particle bulb can be used in households, businesses and other facilities to inactivate bacteria and viruses.  Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. Preliminary study results from Texas Biomedical Research Institute indicate the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19.  The Particle team is working on certification, labeling, product manufacturing and related go-to-market requirements; as well as business development activities related to interest from potential strategic and channel partners in both consumer and business applications.

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

2. GOING CONCERN

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2021, the Company’s accumulated deficit was $73,730,093.  The Company has had limited capital resources. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our consolidated financial statements for the year ended September 30, 2020 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

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

The Convertible Notes had an original principal amount of $14,209,000 and bear annual interest of 8%. Both the principal amount and the interest are payable on a payment-in-kind basis in shares of Company’s Common Stock

The Company believes that its cash on hand will be sufficient to fund our operations until December 31, 2022.

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

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, TransTech Systems, Inc. and RAAI Lighting, Inc., and majority-owned subsidiary, Particle, Inc. Inter-Company items and transactions have been eliminated in consolidation. The ownership of Particle not owned by the Company at June 30, 2021 is not material and thus no non-controlling interest is recognized.

Cash and Cash Equivalents – The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  At June 30, 2021, the Company had uninsured deposits in the amount of $13,620,183.

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

The Company’s current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, the Company conducts on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. The Company also is actively involved in identifying new applications. The Company’s current internal team along with outside consultants has considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement our internal team.  The Company believes that continued development of new and enhanced technologies is essential to our future success. The Company incurred expenses of $3,094,123, $2,033,726 and $1,257,872 for the nine months ended June 30, 2021 and the years ended September 30, 2020 and 2019, respectively, on development activities.

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the nine months ended June 30, 2021 and 2020 were $240,000 and $31,000, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of June 30, 2021 and September 30, 2020 are based upon the short-term nature of the assets and liabilities.

The Company has a money market account which is considered a level 1 asset. The balance as of June 30, 2021 and September 30, 2020 was $13,619,644 and $4,252,959, respectively.

The following table represents a roll-forward of the fair value of the Simple Agreement for Future Equity (“SAFE”) for Particle, our wholly owned subsidiary,  which fair value is determined by Level 3 inputs:

$
Balance as of October 1, 2019	$-
Proceeds from issuance of SAFE	785,000
Fair value adjustment	-
Balance as of September 30, 2020	785,000
Proceeds from issuance of SAFE	340,000
Fair value adjustment	-
Balance as of June 30, 2021	$1,125,000

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

The Company determined that the conversion features for purposes of bifurcation within its currently outstanding convertible notes payable were immaterial and there was no derivative liability to be recorded as of June 30, 2021 and September 30, 2020.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2021, the Company had 33,719,669 shares of common stock issued and outstanding. As of June 30, 2021, there were options outstanding for the purchase of 14,650,120 common shares (including unearned stock option grants totaling 11,775,745 shares related to performance targets), warrants for the purchase of 23,169,587 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 16,124,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 7,104,500 common shares at the current price of $2.00 per share) reserved and are issuable upon conversion of convertible debentures of $16,464,066. All of which could potentially dilute future earnings per share but are excluded from the June 30, 2021 calculation of net loss per share because their impact is antidilutive.

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

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the three and nine months ended June 30, 2021 and 2020 and comprehensive loss for those periods.

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

4.  FIXED ASSETS

Property and equipment as of June 30, 2021 and September 30, 2020 was comprised of the following:

	Estimated	June 30,	September 30,
	Useful Lives	2021	2020
Machinery and equipment	2-3 years	$402,827	$355,272
Leasehold improvements	5 years	3,612	3,612
Furniture and fixtures	5 years	26,854	26,855
Less: accumulated depreciation		(322,049)	(257,068)
		$111,244	$128,671

Total depreciation expense was $64,980 and $51,005 for the three months ended June 30, 2021 and 2020, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

5.  INTANGIBLE ASSETS

Intangible assets as of June 30, 2021 and September 30, 2020 consisted of the following:

	Estimated	June 30,	September 30,
	Useful Lives	2021	2020

Technology	3 years	$520,000	$520,000
Less: accumulated amortization		(520,000)	(418,886)
Intangible assets, net		$-	$101,114

Total amortization expense was $101,114 and $129,999 for the nine months ended June 30, 2021 and 2020, respectively.

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

6.  LEASES

The Company has entered into operating leases for office and development facilities. These leases have terms which range from two to three years and include options to renew. These operating leases are listed as separate line items on the Company's June 30, 2021 and September 30, 2020 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's June 30, 2021 and September 30, 2020 Consolidated Balance Sheets.  Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $250,000 on October 1, 2018. Operating lease right-of-use assets and liabilities commencing after October 1, 2018 are recognized at commencement date based on the present value of lease payments over the lease term. During the nine months ended June 30, 2021 and the year ended September 30, 2020, the Company had two leases expire and recognized the rent payments as an expense in the current period.  As of June 30, 2021 and September 30, 2020, total right-of-use assets and operating lease liabilities for remaining long term lease was approximately $32,000 and $132,000, respectively. In the nine months ended June 30, 2021 and 2020, the Company recognized approximately $102,741 and $135,828, respectively in total lease costs for the leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the nine months ended June 30, 2021 was as follows:

Cash paid for ROU operating lease liability $104,595

Weighted-average remaining lease term 11 months

Weighted-average discount rate 7%

The minimum future lease payments as of June 30, 2021 are as follows:

Year	$
Year ended 6/30/2022	$33,983
Imputed interest	(2,223)
Total lease liability	$31,760

7. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible notes payable as of June 30, 2021 and September 30, 2020 consisted of the following:

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. The Company recorded accrued interest of $77,171 and $71,562 as of June 30, 2021 and September 30, 2020, respectively. On December 23, 2020, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to March 31, 2021. On April 29, 2021, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2021.

Mr. Struve also invested $1,000,000 in the May 2019 Convertible Debt Offering and such note was converted to common stock in May 2020.

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $198,359 and $145,202 as of June 30, 2021 and September 30, 2020, respectively. On December 8, 2020, the Company signed Amendment 4 to the convertible promissory or OID notes, extending the due dates to March 31, 2021.  On April 29, 2021, the Company signed Amendment 5 to the convertible promissory or OID notes, extending the due dates to September 30, 2021.

Convertible Debt Offering

Beginning in 2019, the Company entered into series of debt offerings with similar and consistent terms. The Company issued Subordinated Convertible Notes and Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The notes are convertible into one share of common stock for each dollar invested in a Convertible Note Payable and automatically convert to common stock after one year.  The convertible notes contain terms and conditions which are deemed to be a Beneficial Conversion Feature (BCF).  Warrants are issued to purchase common stock with exercise prices of $1.20 and $2.40 per share and the number of warrants are equal to 50% of the convertible note balance.  The Company compensates the placement agent with a cash fee and warrants.  Through December 31, 2020, the Company has raised approximately $24 million through these offerings, of which $14,209,000 and $5,639,500 were raised in the nine months ended June 30, 2021 and 2020.

The Convertible Notes issued during the nine months ended June 30, 2021 are initially convertible into 7,104,500 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 3,552,250 shares of Common Stock.

The fair value of the Warrants issued to debt holders during the nine months ended June 30, 2021 was $4,439,317 on the date of issuance and will be amortized over the one-year term of the Convertible Notes. The fair value of the warrants was recorded as debt discount (with an offset to APIC) and will be amortized over the one-year term of the Convertible Notes.

In connection with the debt offering during the nine months ended June 30, 2021, the placement agent for the Convertible Notes and the Warrants received a cash fee of $727,117 and warrants to purchase 492,090 shares of the Company’s common stock, all based on 2-8% of gross proceeds to the Company. The warrants issued for these services had a fair value of $1,667,281 at the date of issuance. The fair value of the warrants was recorded as debt discount (with an offset to APIC) and will be amortized over the one-year term of the Convertible Notes. The $727,117 cash fee was recorded as issuance costs and will be amortized over the one-year term of the related Convertible Notes.

During the nine months ended June 30, 2021 and 2020, the Company recorded a debt discount of $9,769,683 and $3,766,074 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the one-year term of the Convertible Notes.

During the nine months ended June 30, 2021, the Company issued 6,091,960 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2020. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on October 17, 2020.

During the nine months ended June 30, 2021, amortization related to the debt offerings of $9,071,592 and $3,874,018 of the beneficial conversion feature, warrants issued to debt holders and placement agent was recognized as interest expense in the consolidated statements of operations.

Convertible notes payable as of June 30, 2021 and September 30, 2020 are summarized below:

	June 30, 2021	September 30, 2020
Convertible note- Clayton A. Struve	$1,071,000	$1,071,000
Convertible note- Ronald P. Erickson and affiliates	1,184,066	1,184,066
2019 Convertible notes	4,242,490	4,242,490
2020 Convertible notes	5,639,500	5,639,500
Q2 2021 Convertible notes	14,209,000	-
Boustead fee refund (originally booked as contra debt)	50,000	50,000
Less conversions of notes	(9,881,990)	(4,242,490)
Less debt discount - BCF	(6,770,833)	(2,127,894)
Less debt discount - warrants	(3,076,542)	(1,025,512)
Less debt discount - warrants issued for services	(1,660,194)	(823,582)
	$5,006,497	$3,967,578

Note Payable

On April 30, 2020, the Company received $226,170 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of June 30, 2021 and September 30, 2020, the Company recorded interest expense of $2,088 and $960, respectively. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven. Until the loan is legally forgiven, the loan balance will outstanding. The Company expects to start the application for the loan forgiveness during the three months ended September 30, 2021.

On February 1, 2021, the Company received $205,633 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of June 30, 2021, the Company recorded interest expense of $237. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven. Until the loan is legally forgiven, the loan balance will be outstanding. The Company expects to start the application for the loan forgiveness during the three months ended September 30, 2021.

The Company recorded $205,633 as a long term liability as of June 30, 2021.

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

Through June 30, 2021, $1,125,000 has been raised through the sale of SAFE instruments. We expect to issue 1,406,250 shares of the Particle stock that was initially valued at $0.80 per share. The SAFE contained a number of conversion and redemption provisions, including settlement upon liquidity or dissolution events.  The final price and share are not known until settlement upon liquidity or dissolution events conditions are achieved. The Company’s ownership interest in Particle will be diluted when the SAFE’s are converted to common stock. The Company elected the fair value option of accounting for the SAFE. The Company is negotiating with the investors to convert the $1,125,000 into equity in Know Labs.

9. EQUITY

Authorized Capital Stock

The Company authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

As of June 30, 2021, the Company had 33,719,669 shares of common stock issued and outstanding, held by 160 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by the Company As of June 30, 2021, there were options outstanding for the purchase of 14,650,120 common shares (including unearned stock option grants totaling 11,775,745 shares related to performance targets), warrants for the purchase of 23,169,587 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 16,124,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 7,104,500 common shares at the current price of $2.00 per share) reserved and are issuable upon conversion of convertible debentures of $16,464,066. All of which could potentially dilute future earnings per share but are excluded from the June 30, 2021 calculation of net loss per share because their impact is antidilutive.

Voting Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001.

Series C and D Preferred Stock and Warrants

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. On June 30, 2021 and September 30, 2020 there are 1,785,715 Series C Preferred shares outstanding. On January 5, 2021, the Company extended the warrant expiration date to August 4, 2023.

As of June 30, 2021 and September 30, 2020, the Company has $750,000 of Series D Preferred Stock outstanding with Clayton A. Struve, an accredited investor. On August 14, 2017, the price of the Series D Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. The Series D Preferred Stock is convertible into shares of common stock at a price of $0.25 per share or by multiplying the number of Series D Preferred Stock shares by the stated value and dividing by the conversion price then in effect, subject to certain diluted events, and has the right to vote the number of shares of common stock the Series D Preferred Stock would be issuable on conversion, subject to a 4.99% blocker. The Preferred Series D has an annual yield of 8% The Series D Preferred Stock is convertible into shares of common stock at a price of $0.25 per share or by multiplying the number of Series D Preferred Stock shares by the stated value and dividing by the conversion price then in effect, subject to certain diluted events, and has the right to vote the number of shares of common stock the Series D Preferred Stock would be issuable on conversion, subject to a 4.99% blocker. The Preferred Series D has an annual yield of 8% if and when dividends are declared.

Series F Preferred Stock

On August 1, 2018, the Company filed with the State of Nevada a Certificate of Designation establishing the Designations, Preferences, Limitations and Relative Rights of Series F Preferred Stock. The Designation authorized 500 shares of Series F Preferred Stock. The Series F Preferred Stock shall only be issued to the current Board of Directors on the date of the Designation’s filing and is not convertible into common stock. As set forth in the Designation, the Series F Preferred Stock has no rights to dividends or liquidation preference and carries rights to vote 100,000 shares of common stock per share of Series F upon a Trigger Event, as defined in the Designation. A Trigger Event includes certain unsolicited bids, tender offers, proxy contests, and significant share purchases, all as described in the Designation. Unless and until a Trigger Event, the Series F shall have no right to vote. The Series F Preferred Stock shall remain issued and outstanding until the date which is 731 days after the issuance of Series F Preferred Stock (“Explosion Date”), unless a Trigger Event occurs, in which case the Explosion Date shall be extended by 183 days. As of June 30, 2021 and September 30, 2020, there are no Series F shares outstanding.

Securities Subject to Price Adjustments

In the future, if the company sells its common stock at a price below $0.25 per share, the exercise price of 8,108,356 outstanding shares of Series C and D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments.  In addition, the conversion price of Convertible Notes Payable of $16,464,066 or 16,124,764 common shares (9,020,264 common shares at $0.25 per share and 7,104,500 at $2.40) and the exercise price of additional outstanding warrants to purchase 10,584,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,599,707 would adjust below $1.20 per share pursuant to the documents governing such instruments. Warrants totaling 4,044,340 would adjust below $2.40 per share pursuant to the documents governing such instruments.

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

The following equity issuances occurred during the nine months ended June 30, 2021:

The Company issued 6,091,960 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2020. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on October 17, 2020.

The Company issued 2,710,260 shares of common stock at an average price of $0.561 per share related to the exercise of warrants.

The Company issued 97,000 shares related to services. The shares were valued at the fair market value of $202,820.

The Company issued 16,875 shares related to the exercise of stock option grants at $1.38 per share.

Warrants to Purchase Common Stock

The following warrant transactions occurred during the nine months ended June 30, 2021:

The Company issued warrants to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is immediately vested and exercisable on a cash or cashless basis at $1.53 per share and was valued using a Black-Scholes model at $1,811,691.

During January 2021, the Company issued warrants to five directors and service providers for 181,610 shares of common stock. The five year warrant is convertible at $2.00 per share and was valued using a Black-Scholes model at $382,566.

The Convertible Notes issued during the nine months ended June 30, 2021 are initially convertible into 7,104,500 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 3,552,250 shares of Common Stock.

In connection with the convertible debt offering during the nine months ended June 30, 2021, the placement agent for the Convertible Notes and the Warrants received a cash fee of $727,117 and warrants to purchase 492,090 shares of the Company’s common stock, all based on 2-8% of gross proceeds to the Company. The warrants issued for these services had a fair value of $1,667,281 at the date of issuance. The fair value of the warrants was recorded as debt discount (with an offset to APIC) and will be amortized over the one-year term of the Convertible Notes. The $727,117 cash fee was recorded as issuance costs and will be amortized over the one-year term of the related Convertible Notes.

The Company issued 2,710,260 shares of common stock at an average price of $0.561 per share related to the exercise of warrants.

Warrants to exercise 373,855 shares of common stock were forfeited at an average of $1.181 per share.

A summary of the warrants outstanding as of June 30, 2021 were as follows:

	June 30, 2021
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	20,016,367	$0.556
Issued	6,237,335	2.100
Exercised	(2,710,260)	(0.561)
Forfeited	(373,855)	(1.181)
Expired	-	-
Outstanding at end of period	23,169,587	$0.960
Exerciseable at end of period	23,169,587

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2021:

	June 30, 2021
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
11,029,381	1.50	$0.250	11,029,381	$0.250
714,286	0.08	0.700	714,286	0.700
847,742	0.37	1.000	847,742	1.000
6,574,707	3.59	1.20-1.85	6,574,707	1.20-1.85
3,993,471	4.70	2.00-2.40	3,993,471	2.00-2.40
10,000	2.00	4.080	10,000	4.080
23,169,587	3.60	$0.960	23,169,587	$0.960

The significant weighted average assumptions relating to the valuation of the Company’s warrants issued during the nine months ended June 30, 2021 were as follows:

Dividend yield	0%
Expected life	3-5 years
Expected volatility	140%-181%
Risk free interest rate	0.25-0.37%

There were vested warrants of 23,169,587 with an aggregate intrinsic value of $63,879,811.

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

Stock Option Activity

The Company had the following stock option transactions during the nine months ended June 30, 2021:

During the nine months ended June 30, 2021, the Company issued stock option grants to fifteen employees and consultants totaling 9,985,745 shares of common stock at an average price of $1.677 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria or quarterly over 4 years, with nothing earned in the first two quarters.

During the nine months ended June 30, 2021, two consultants exercised stock option grants for 20,625 shares at $1.359 per share.

During the nine months ended June 30, 2021, an employee forfeited a stock option grant for 120,000 shares at $3.30 per share.

There are currently 14,650,120 (including unearned stock option grants totaling 11,775,745 shares related to performance targets) options to purchase common stock at an average exercise price of $1.495 per share outstanding as of June 30, 2021 under the 2011 Stock Incentive Plan. The Company recorded $416,055 and $701,470 of compensation expense, net of related tax effects, relative to stock options for the nine months ended June 30, 2021 and 2020 and in accordance with ASC 718. As of June 30, 2021, there is approximately $1,062,233, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.81 years.

Stock option activity for the nine months ended June 30, 2021 and the years ended September 30, 2020 and 2019 were as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2018	2,182,668	$1.698	$3,706,519
Granted	2,870,000	2.615	7,504,850
Exercised	-	-	-
Forfeitures	(520,000)	(3.906)	(2,031,000)
Outstanding as of September 30, 2019	4,532,668	2.025	9,180,369
Granted	3,085,000	1.142	3,522,400
Exercised	(73,191)	(0.250)	(18,298)
Forfeitures	(2,739,477)	(2.593)	(7,103,921)
Outstanding as of September 30, 2020	4,805,000	1.161	5,580,550
Granted	9,985,745	1.677	16,743,590
Exercised	(20,625)	(1.359)	(28,031)
Forfeitures	(120,000)	(3.300)	(396,000)
Outstanding as of June 30, 2021	14,650,120	$1.495	$21,900,109

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2021:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exerciseable	Exerciseable
$0.25	230,000	1.96	$0.250	158,125	$0.250
1.10-1.25	3,074,375	3.40	1.108	410,391	1.104
1.28-1.53	9,480,745	3.58	1.499	913,438	1.307
1.79-3.30	1,865,000	4.81	2.015	88,125	2.118
	14,650,120	3.81	$1.495	1,570,078	$1.300

There were stock options  of 14,650,120, including options subject to performance options totaling approximately 11.8 million options,  as of June 30, 2021 with an aggregate intrinsic value of $32,629,376.

Particle, Inc.

On May 21, 2020, Particle approved a 2020 Stock Incentive Plan and reserved 8,000,000 shares under the Plan. The Plan requires vesting annually over four years, with no vesting in the first two quarters.

During the nine months ended June 30, 2021, Particle approved a stock option grant to nine employees and consultants totaling 1,900,000 shares at an average of $0.80 per share. The stock option grant vests (i) 33.3% with the first shipment; (ii) 33.3% with $50 million in sales are achieved; and (iii) 33.4% after $200 million in sales are achieved.

During the nine months ended June 30, 2021, Particle approved stock option grants to employees totaling 550,000 shares at $0.80 per share. The stock option grants vest annually over four years, with no vesting in the first two quarters.

As of June 30, 2021, the company had outstanding stock option grants for 7,200,000 shares. The Company recorded $154,459 and $0 of compensation expense, net of related tax effects, relative to stock options for the nine months ended June 30, 2021 and 2020 and in accordance with ASC 718. As of June 30, 2021, there is approximately $524,717, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.21 years.

The following table summarizes information about Particle stock options outstanding and exercisable as of June 30, 2021:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Number Exerciseable	Weighted Average Exercise Price Exerciseable
$0.10	4,600,000	3.98	$0.10	1,000,000	$0.10
0.80	2,600,000	4.61	$0.80	-	-
	7,200,000	4.21	$0.35	1,000,000	$0.10

There were in the money stock options of 1,000,000 shares as of June 30, 2021 with an aggregate intrinsic value of $700,000. There is no active market for Particle, Inc. stock at this time.

11. OTHER SIGNIFICANT TRANSACTIONS AND TRANSACTIONS WITH RELATED PARTIES

Transactions with Clayton A. Struve

See Notes 7, 9 and 12 for related party transactions with Clayton A. Struve.

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

Related Party Transactions with Ronald P. Erickson

See Notes 7, 9, 10 and 12 for related party transactions with Ronald P. Erickson.

Mr. Erickson and/or entities with which he is affiliated also have accounts payable and accrued liabilities $451,525 and $597,177 of as of June 30, 2021 and September 30, 2020, respectively, related to accrued compensation, accrued interest and expenses.

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

On March 18, 2021, the Company approved a $250,000 bonus for Mr. Bosua. The bonus was recorded in accrued liabilities – related party as of June 30, 2021 and was paid during April 2021.

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

The reporting for the three and nine months ended June 30, 2021 and 2020 was as follows (in thousands):

		Gross	Operating	Segment
Segment	Revenue	Margin	(Loss)	Assets
Three Months Ended June 30, 2021
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(1,719)	$13,993
Particle, Inc. technology	-	-	(144)	33
TransTech distribution business	-	-	-	-
Total segments	$-	$-	$(1,863)	$14,026

Three Months Ended June 30, 2020
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(932)	$4,894
Particle, Inc. technology	-	-	(75)	146
TransTech distribution business	-	-	(2)	-
Total segments	$-	$-	$(1,009)	$5,040

Nine Months Ended June 30, 2021
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(7,088)	$13,993
Particle, Inc. technology	-	-	(940)	33
TransTech distribution business	-	-	-	-
Total segments	$-	$-	$(8,028)	$14,026

Nine Months Ended June 30, 2020
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(4,368)	$4,894
Particle, Inc. technology	-	-	(75)	146
TransTech distribution business	122	52	4	-
Total segments	$122	$52	$(4,439)	$5,040

During the nine months ended June 30, 2021 and 2020, the Company incurred non-cash expenses of $12,203,424, and $6,495,251, respectively.

14. SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to June 30, 2021, there were the following material transactions that require disclosure:

On July 14, 2021, the Company announced that it had received U.S. Patent No. 11,058,331 that was issued by the United States Patent and Trademark Office and is titled “Analyte Sensor and System with Multiple Detector Elements that can Transmit or Receive.” The patent relates to the technology that allows the implementation of radio frequency scans using different combinations of antennas to improve the detection capabilities of the Bio-RFID sensors in non-invasively measuring and identifying analytes, including glucose. This patent covers how the antennas used by the Bio-RFID technology platform could be arranged, which will be critical for building a variety of medical devices focused on other analytes.

On July 26, 2021, the Company issued a warrant to a service provider for 87,900 shares of common stock. The five year warrant is exercisable at $2.40 per share.

On July 27, 2021, the Company announced that it had been granted the following three patents:

-	U.S. Patent No. 11,063,373: Non-invasive analyte sensor and system with decoupled transmit and receive antennas

-	U.S. Patent No. 11,031,970: Non-invasive analyte sensor and system with decoupled and inefficient transmit and receive antennas

-	U.S. Patent No. 11,058,317: Non-invasive detection of an analyte using decoupled and inefficient transmit and receive antennas

The patents were issued by the United States Patent and Trademark Office. Each of the newly issued patents relates to the unique configuration of the antennas used in Know Labs’ Bio-RFID sensors. This unique arrangement enhances Bio-RFID’s performance and improves its detection capabilities in identifying and measuring a variety of analytes non-invasively. The patents support the Company’s medical diagnostic focus while also signaling potential for additional non-medical applications. These new patents expand Know Labs’ intellectual property portfolio in radio frequency and microwave spectroscopy, further improving its technological position as it readies to launch non-invasive diagnostic devices.

On August 2, 2021, an investor exercised a warrant for $500,000 by paying cash of $500,000 and was issued 714,286 shares of the Company’s common stock at $0.70 per share.

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

BACKGROUND AND CAPITAL STRUCTURE

Know Labs, Inc. was incorporated under the laws of the State of Nevada in 1998. Since 2007, the Company has been focused primarily on research and development of proprietary spectroscopic technologies spanning the electromagnetic spectrum which can be used to accurately identify and measure a wide range of organic and inorganic materials, analytes and compositions of matter. Our Common Stock trades on the OTCQB Exchange under the symbol “KNWN.”

BUSINESS

We are focused on the development and commercialization of proprietary technologies which are capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify and measure the unique “signature” of said materials or analytes. We call these our “Bio-RFID™” technology platform when pertaining to radio and microwave spectroscopy; and “ChromaID™” technology platform when pertaining to optical spectroscopy.

ChromaID is the first technology developed and patented by the Company. More recently, we have focused upon extensions and new patentable inventions that are derived from and extend beyond our ChromaID technology and intellectual property. We call this new technology platform “Bio-RFID.”  The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our Company as we work to create revenue generating products for the marketplace. Today, the sole focus of the Company is on its Bio-RFID technology, its commercialization and development of related patent assets.

The Know Labs Technology

We have internally and under contract with third parties developed proprietary platform technologies to uniquely identify and measure almost any organic and inorganic material or analyte. Our patented technology utilizes electromagnetic energy along the electromagnetic spectrum from visible light and infrared to radio and microwave wavelengths to perform analytics which allow the user to accurately identify and measure materials and analytes depending upon the specified targets or endpoints and field of use. The Company’s proprietary platform technologies are called Bio-RFID and ChromaID.

Our most recent technology platform is called Bio-RFID, which utilizes spectroscopy at higher wavelengths than ChromaID’s optical range, to span radio wave and microwave segments of the electromagnetic spectrum. Working in our lab over the last three years, we have developed extensions and new inventions derived in part from our ChromaID technology which we refer to as Bio-RFID. We believe an important competitive differentiator for Bio-RFID to be its ability to not only identify a wide range of organic and inorganic materials and analytes, but to do so concurrently, and in real time, which potentially enables new multivariate models of clinical diagnostics and health wellness monitoring. We are rapidly advancing the development of this technology by increasing its accuracy, sensitivity and specificity. We have announced over the past year that we have successfully been able to non-invasively measure blood glucose levels in humans.

We are building the internal and external development team necessary to commercialize this newly discovered technology as well as make additional patent filings covering the intellectual property created with these new inventions. The first applications of our Bio-RFID technology will be in a product marketed as a Glucose Monitor. It will provide the user with real time information on their blood glucose levels. This product will require US Food and Drug Administration approval prior to its introduction to the market, which we plan to pursue.

We have also announced the results of laboratory-based comparison testing between our Bio-RFID technology and the leading continuous glucose monitors from Abbott Labs (Freestyle Libre®) and DexCom (G5®).  These results provide evidence of a high degree of correlation between our Bio-RFID based technology and the current industry leaders and their continuous glucose monitors. Our patented technology is fundamentally differentiated from these industry leaders as our technology completely non-invasively monitors blood glucose levels.

In addition to internal testing, the Company has engaged a world-renowned research institution to perform third party validation testing of the Bio-RFID technology. The purpose of the independent pre-clinical research was to confirm that Know Labs’ Bio-RFID technology is able to precisely and non-invasively measure and identify a variety of analytes in vitro by detecting their unique radio frequency spectral responses.

We have begun the internal process of obtaining US Food and Drug Administration (FDA) approval of our non-invasive blood glucose monitoring device as soon as possible. To guide us in that undertaking we previously announced the hiring of a Chief Medical Officer and formed a Medical and Regulatory Advisory Board to guide us through the FDA process. Additionally, we have retained third party quality assurance and documentation consultants to ensure that the rigorous requirements of the FDA are met.  We are unable, however, to estimate the time necessary for such approval nor the likelihood of success in that endeavor.

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

Bio-RFID and ChromaID:  Foundational Platform Technologies

Our Bio-RFID and ChromaID technologies provide a unique platform upon which a myriad of applications can be developed. As platform technologies, they are analogous to a smartphone, upon which an enormous number of previously unforeseen applications have been developed. Bio-RFID and ChromaID technologies are “enabling” technologies that bring the science of electromagnetic energy to low-cost, real-world commercialization opportunities across multiple industries. The technologies are foundational and, as such, the basis upon which the Company believes significant businesses can be built. While the Company is pursuing its core focus on commercializing its Glucose Monitor, it believes non-core clinical and non-clinical applications represent a myriad of opportunity for strategic collaboration and joint development agreements with leading companies in their respective industries.

As with other foundational technologies, a single application may reach across multiple industries. The Bio-RFID technology can non-invasively identify the presence and quantity of blood glucose in the human body. By extension, there may be other analytes or molecular structures this same technology can identify in the human body which, over time, the Company will focus upon. They may include the monitoring of drug usage or the presence of illicit drugs. They may also involve identifying hormones and various biomarkers of disease or pre-conditions of disease.

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

The cornerstone of a company with a foundational platform technology is its intellectual property portfolio. We have pursued an active intellectual property strategy and have been granted 19 patents and 6 design patents. We currently have a number of patents pending and continue, on a regular basis the filing of new patents. We possess all right, title and interest to the issued patents.

Our Patents and Intellectual Property

We believe that our 19 patents and 6 design patents, patent applications, registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets. Our issued patents will expire at various times between 2027 and 2041. Pending patents, if and when issued, may have expiration dates that extend further in time.  The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

On February 4, 2020, we were issued US Patent No. 10,548,503 B2, entitled “Health Related Diagnostics Employing Spectroscopy in Radio/Microwave Frequency Band.”  The patent expires in approximately May 2039. This patent pertains to the use of Bio-RFID technology for medical diagnostics.

On June 8, 2021, we were issued US Patent No. 11,031,970, entitled “Non-Invasive Analyte Sensor and System with Decoupled and Inefficient Transmit and Receive Antennas.” This patent expires in approximately December 2040. This patent pertains to the unique configuration of the antennas used in Know Labs’ Bio-RFID sensors.

On June 15, 2021, we were issued US Patent No. 11,033,208, entitled “Fixed Operation Time Frequency Sweeps for an Analyte Sensor.” This patent expires in approximately February 2041. This patent pertains to how operation of the Know Labs Bio-RFID sensor technology is controlled.

On July 13, 2021, we were issued US Patent No. 11,063,373, entitled “Non-Invasive Analyte Sensor and System with Decoupled Transmit and Receive Antennas.” This patent expires in approximately December 2040. This patent pertains to the unique configuration of the antennas used in Know Labs’ Bio-RFID sensors.

On July 13, 2021, we were issued US Patent No. 11,058,317, entitled “Non-Invasive Detection of an Analyte Using Decoupled and Inefficient Transmit and Receive Antennas.” This patent expires in approximately December 2040. This patent pertains to the unique configuration of the antennas used in Know Labs’ Bio-RFID sensors.

On July 13, 2021, we were issued US Patent No. 11,058,331, entitled “Analyte Sensor and System with Multiple Detector Elements that can Transmit or Receive.” This patent expires in approximately February 2041. This patent pertains to the technology that allows the implementation of radio frequency scans using different combinations of antennas to improve the detection capabilities of the Bio-RFID sensors in non-invasively measuring and identifying analytes, including glucose.

Product Strategy

We are currently undertaking internal development work on potential products for the commercial marketplace. We have announced the development of our non-invasive glucose monitor and our desire to obtain US Food and Drug Administration approval for the marketing of this product. We have also announced the engagement of a manufacturing partner we will work with to bring this product to market. We will make further announcements regarding this product as development, testing, manufacturing and regulatory approval work progresses.

Currently we are focusing our efforts on productizing our Bio-RFID technology as we move it out of our research laboratory and into the marketplace.

Research and Development

Our current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. We are also actively involved in identifying new applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies and their application. We engage third party experts as required to supplement our internal team.  We believe that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $3,094,000 and $1,314,000 for the nine months ended June 30, 2021 and 2020, respectively, on development activities.

On April 30, 2020, the Company approved and ratified the incorporation of Particle, Inc. Particle is focused on the development and commercialization of the Company’s extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains the parent company’s singular focus. Since incorporation, Particle has engaged in research and development activities on threaded light bulbs that have a warm white light and can inactivate germs, including bacteria and viruses.

Related Patent Assets

Inherent in a platform technology is the ability to develop or license technology in diverse fields of use apart from the Company’s core focus. Know Labs focuses on human health and wellness with a first focus on the non-invasive monitoring of blood glucose. It will pursue the identification of a multitude of analytes in the human body important to diagnostics over time. The Company will also identify, over time, opportunities for its intellectual property to be deployed in areas outside human health and wellness. An example is Particle, Inc.

On April 30, 2020, the Company incorporated a subsidiary corporation, Particle, Inc. for the purpose of research and development on non-core Company intellectual property. The first research activity, undertaken by a separate Particle team has been on standard threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of June 30, 2021 the operations of Particle have generated no sales and operations are just commencing. The first product, the Particle bulb can be used in households, businesses and other facilities to inactivate bacteria and viruses. Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. Final study results from Texas Biomedical Research Institute indicate the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19 and most recently, the Alpha variant of the virus that causes COVID-19.  Testing will continue on other variants. The Particle team is working on certification, labeling, product manufacturing and related go-to-market requirements; as well as business development activities related to interest from potential strategic and channel partners in both consumer and business applications.

The Company expects that other such subsidiaries may be created over time.  Additionally, the Company may license its intellectual property to third parties so that they may pursue activities that are not a part of the Company’s core focus.

EMPLOYEES

As of June 30, 2021, we had 9 full-time employees. Our senior management and four other personnel are located in our Seattle, Washington offices. We also utilize consulting firms and people to supplement our workforce.

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

We are focused on the development and commercialization of proprietary technologies which are capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify and measure the unique “signature” of said materials or analytes. We call these our “Bio-RFID™” technology platform when pertaining to radio and microwave spectroscopy; and “ChromaID™” technology platform when pertaining to optical spectroscopy.

ChromaID is the first technology developed and patented by the Company. More recently, we have focused upon extensions and new patentable inventions that are derived from and extend beyond our ChromaID technology and intellectual property. We call this new technology platform “Bio-RFID.”  The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our Company as we work to create revenue generating products for the marketplace. Today, the sole focus of the Company is on its Bio-RFID technology, its commercialization and development of related patent assets.

On April 30, 2020 the Company incorporated a subsidiary corporation, Particle, Inc. for the purpose of research and development on non-core Company intellectual property.  The first research activity, undertaken by a separate Particle team has been on standard threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of June 30, 2021 the operations of Particle have generated no sales and operations are just commencing. The first product, the Particle bulb can be used in households, businesses and other facilities to inactivate bacteria and viruses.  Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. Preliminary study results from Texas Biomedical Research Institute indicate the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19.  The Particle team is working on certification, labeling, product manufacturing and related go-to-market requirements; as well as business development activities related to interest from potential strategic and channel partners in both consumer and business applications.

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

(dollars in thousands)

	Three Months Ended June 30,
	2021	2020	$ Variance	% Variance

Revenue	$-	$-	$-	0.0%
Cost of sales	-	-	-	0.0%
Gross profit	-	-	-	0.0%
Research and development expenses	869	375	494	-131.7%
Selling, general and administrative expenses	994	634	360	-56.8%
Operating loss	(1,863)	(1,009)	(854)	-84.6%
Other (expense) income:
Interest expense	(5,228)	(1,189)	(4,039)	-339.7%
Other income (expense)	-	-	-	0.0%
(Loss) on debt settlements	-	(707)	707	100.0%
Total other income (expense)	(5,228)	(1,896)	(3,332)	-175.7%
(Loss) before income taxes	(7,091)	(2,905)	(4,186)	-144.1%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(7,091)	$(2,905)	$(4,186)	-144.1%

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2021 increased $494,000 to $869,000 as compared to $375,000 for the three months ended June 30, 2020. The increase was due to increased personnel, use of consultant and expenditures related to the development of our Bio-RFID™ and Particle technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2021 increased $360,000 to $994,000 as compared to $634,000 for the three months ended June 30, 2020.

The increase primarily was due to (i) increased business development expenses of $251,000; (ii) increased stock based compensation  of $70,000; (iii) increased Particle expenses of $94,000 (primarily payroll and stock based compensation); and (iv) increased other expenses of $15,000. As part of the selling, general and administrative expenses for the three months ended June 30, 2021 and 2020, we recorded $300,000 and $61,000, respectively, of investor relationship expenses and business development expenses.

Other (Expense), Net

Other expense, net for the three months ended June 30, 2021 was $5,228,000 as compared to other expense, net of $1,896,000 for the three months ended June 30, 2020. The other expense, net for the three months ended June 30, 2021 consisted of interest expense of $5,228,000 related to convertible notes payable and the amortization of the beneficial conversion feature. The increase interest expense is due to more issuances of convertible notes and warrants through June 30, 2021.

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

Net Loss

Net loss for the three months ended June 30, 2021 was $7,091,000 as compared to $2,905,000 for the three months ended June 30, 2020. The net loss for the three months ended June 30, 2021 included non-cash expenses of $5,176,000. The non-cash items include (i) depreciation and amortization of $37,000; (ii) stock based compensation- stock options of $268,000; and (iii) amortization of debt discount as interest expense of $4,873,000; offset by (iv) other of $2,000.

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

We expect losses to continue as we commercialize our ChromaID™ and Bio-RFID™ technology.

	Nine Months Ended June 30,
	2021	2020	$ Variance	% Variance

Revenue	$-	$122	$(122)	-100.0%
Cost of sales	-	70	(70)	100.0%
Gross profit	-	52	(52)	-100.0%
Research and development expenses	3,094	1,313	1,781	-135.6%
Selling, general and administrative expenses	4,934	3,178	1,756	-55.3%
Operating loss	(8,028)	(4,439)	(3,589)	-80.9%
Other (expense) income:
Interest expense	(9,736)	(4,170)	(5,566)	-133.5%
Other income (expense)	-	65	(65)	-100.0%
(Loss) on debt settlements	-	(707)	707	100.0%
Total other income (expense)	(9,736)	(4,812)	(4,924)	-102.3%
(Loss) before income taxes	(17,764)	(9,251)	(8,513)	-92.0%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(17,764)	$(9,251)	$(8,513)	-92.0%

NINE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2020

Sales

Revenue for the nine months ended June 30, 2021 decreased $122,000 to $0 as compared to $122,000 for the nine months ended June 30, 2020. TransTech closed June 30, 2020.

Cost of Sales

Cost of sales for the nine months ended June 30, 2021 decreased $70,000 to $0 as compared to $70,000 for the nine months ended June 30, 2020. TransTech closed June 30, 2020.

Research and Development Expenses

Research and development expenses for the nine months ended June 30, 2021 increased $1,781,000 to $3,094,000 as compared to $1,313,000 for the nine months ended June 30, 2020. The increase was due to increased personnel, use of consultant and expenditures related to the development of our Bio-RFID™ and Particle technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2021 increased $1,756,000 to $4,934,000 as compared to $3,178,000 for the nine months ended June 30, 2020.

The increase primarily was due to (i) increased business development expenses of $194,000; (ii) increased stock based compensation  of $1,057,000; (iii) increased Particle expenses of $472,000 (primarily payroll and stock based compensation); and (iv) increased other expenses of $33,000. As part of the selling, general and administrative expenses for the three months ended June 30, 2021 and 2020, we recorded $300,000 and $61,000, respectively, of investor relationship expenses and business development expenses. As part of the selling, general and administrative expenses for the nine months ended June 30, 2021 and 2020, we recorded $424,000 and $144,000, respectively, of investor relation expenses and business development expenses.

Other (Expense), Net

Other expense, net for the nine months ended June 30, 2021 was $9,736,000 as compared to other expense, net of $4,812,000 for the nine months ended June 30, 2020. The other expense, net for the nine months ended June 30, 2021 included interest expense of $9,736,000 related to convertible notes payable and the amortization of the beneficial conversion feature.

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

Net Loss

Net loss for the nine months ended June 30, 2021 was $17,764,000 as compared to $9,251,000 for the nine months ended June 30, 2020. The net loss for the nine months ended June 30, 2021 included non-cash expenses of $12,203,000. The non-cash items include (i) depreciation and amortization of $166,000; (ii) issuance for capital stock for services and expenses of $203,000; (iii) stock based compensation- warrants of $2,194,000; (iv) stock based compensation- stock options of $571,000; (v) amortization of debt discount as interest expense of $9,071,000; and offset by (vi) other of $2,000.

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

We had cash of approximately $13,870,000 and net working capital of approximately $11,088,000 (net of convertible notes payable and right of use asset and liabilities) as of June 30, 2021.  We have experienced net losses since inception and we expect losses to continue as we commercialize our ChromaID™ technology. As of June 30, 2021, we had an accumulated deficit of $73,730,000 and net losses in the amount of $17,764,000, $13,563,000, and $7,612,000 for the nine months ended June 30, 2021 and the years ended 2020 and 2019, respectively. During the nine months ended June 30, 2021, the Company incurred non-cash expenses of $12,203,424.

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

We believe that our cash on hand will be sufficient to fund our operations through December 31, 2023.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the issuance of preferred stock, the sale of common stock and the exercise of warrants.

The proceeds of warrants which are not expected to be cashless are expected to generate potential proceeds of up to $17,417,000.

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2021 was $5,145,000. This amount was primarily related to (i) a net loss of $17,764,000; offset by (ii) working capital changes of $416,000; and (iii) non-cash expenses of $12,203,000. The non-cash items include (iv) depreciation and amortization of $166,000; (v) issuance for capital stock for services and expenses of $203,000; (vi) stock based compensation- warrants of $2,194,000; (vii) stock based compensation- stock options of $571,000; (viii) amortization of debt discount as interest expense of $9,071,000; and offset by (ix) other of $2,000.

On December 15, 2020, we issued a warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is exercisable on a cash or non-cash basis at $1.53 per share and was valued using a “Black-Scholes” model at $1,812,000.

Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2021 and 2020 was $48,000 and $13,000, respectively. This amount was primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2021 and 2020 was $14,764,000 and $5,441,000, respectively. This amount was primarily related to (i) issuance of Simple Agreements for future Equity of $340,000; (ii) $14,209,000 related to proceeds from convertible notes payable; (iii) proceeds from notes payable- PPP of $206,000; and (iv) proceed from the issuance of common stock for the exercise of warrants of $653,000; and offset by (v) payment of issuance costs from notes payable of $727,000.

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

Our contractual cash obligations as of June 30, 2021 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$32,846	$32,846	$-	$-	$-
Convertible notes payable (1)	16,464,066	16,464,066	-	-	-
Simple Agreements for Future Equity (SAFE) (1)	1,125,000	1,125,000	-	-	-
	$17,621,912	$17,621,912	$-	$-	$-

(1)

Convertible notes payable includes $16,464,066 that converts into common stock at the maturity date during 2021 and 2022. Through June 30, 2021, $1,125,000 has been raised through the sale of SAFE instruments. We expect to issue 1,406,250 shares of the Particle stock that was initially valued at $0.80 per share. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID™” technologies. None of the expenditures are contractual obligations as of June 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2021 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2021.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus (“COVID-19”) and advised of the risks to the international community as the virus spread globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted  quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel and require non-essential businesses and organizations to close. While some states have lifted certain “shelter-in-place” restrictions and travel bans, as they are removed there is no certainty that an outbreak will not occur and additional restrictions imposed again in response. Additionally, several states have lifted restrictions only to reimpose such restrictions as the number of cases rise again. Lastly, as vaccinations become readily available we cannot predict what restrictions may be imposed in the event of a vaccine mandate for travel to and from particular destinations.

It is unclear how such restrictions, which will contribute to a general slowdown in the global economy, and it is difficult to isolate the impact of the pandemic on our business, results of operations, financial condition and our future strategic plans. Further, while many businesses have survived the past year, and some thrived, as COVID-19 becomes more controlled, we cannot predict how the global economy will respond to the return to normalcy, or whether it will continue to sustain steadily.

 In addition, the Company is uncertain of the full effect the pandemic will have on it for the longer term since the scope and duration of the pandemic is unknown, and evolving factors such as the level and timing of the distribution of efficacious vaccines across the world and the extent of any resurgences of the virus or emergence of new variants of the virus, such as the Delta variant, will impact the stability of economic recovery and growth. The extent to which the operations of the Company, and the operations of its customers and supply chain, may be adversely impacted by the COVID-19 pandemic will depend largely on these future developments. The Corporation may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business or supply chains. The Corporation is actively monitoring, and will continue to actively monitor, the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry and workforce.

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

We are currently operating at a loss. We believe that our cash on hand will be sufficient to fund our operations through December 31, 2023. We may need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business.  We, including our wholly owned subsidiary Particle, are each seeking additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.  There can be no assurance that we will be able to sell that number of shares, if any.

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

As of June 30, 2021, we owe approximately $2,706,591 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

Mr. Erickson and/or entities with which he is affiliated also have accounts payable and accrued liabilities $451,525 and $597,177 of as of June 30, 2021 and September 30, 2020, respectively, related to accrued compensation, accrued interest and expenses.

We owe $2,255,066 under various convertible promissory notes as of June 30, 2021 including $1,184,066 owed to entities controlled by our chairman.

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

We have experienced net losses since inception. As of June 30, 2021, we had an accumulated deficit of $73,730,000 and net losses in the amount of $17,764,000, $13,563,000, and $7,612,000 for the nine months ended June 30, 2021 and the years ended September 30, 2020 and 2019, respectively. During the nine months ended June 30, 2021, we incurred non-cash expenses of $12,203,000.

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

Particle, Inc. was incorporated April 30, 2020 and to date has engaged in activities consisting primarily of research and development on threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of June 30, 2021 the operations of Particle have generated no sales and operations are just commencing. The first product, the Particle bulb can be used in households, businesses and other facilities to inactivate bacteria and viruses.  Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. A world renowned, CDC-regulated biosafety level-4 laboratory is currently testing the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19.

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

We are currently the 100% shareholder in Particle, Inc. In July 2020, Particle entered into Simple Agreements for Future Equity (“SAFE”) with twenty two accredited investors pursuant to which Particle received $785,000 in cash in exchange for the providing the investor the right to receive shares of the Particle stock. Through June 30, 2021, $1,125,000 has been raised through the sale of SAFE instruments. We expect to issue 1,406,250 shares of the Particle stock that was initially valued at $0.80 per share. The SAFE contained a number of conversion and redemption provisions, including settlement upon liquidity or dissolution events.  The final price and share are not known until settlement upon liquidity or dissolution events conditions are achieved. Our ownership interest in Particle will be diluted when the SAFE’s are converted to common stock. We are negotiating with the investors to convert the $1,125,000 into equity in Know Labs.

Additionally, as Particle develops, they may need to raise additional capital to fund operations through the sale of equity or debt securities, which may result in a dilution of our position.  The issuance of any additional securities could, among other things, result in substantial dilution to the percentage ownership of the Company.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

As of June 30, 2021, we had 33,719,669 shares of common stock issued and outstanding, held by 160 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 2,300. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by the Company As of June 30, 2021, there were options outstanding for the purchase of 14,650,120 common shares (including unearned stock option grants totaling 11,775,745 shares related to performance targets), warrants for the purchase of 23,169,587 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 16,124,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 7,104,500 common shares at the current price of $2.00 per share) reserved and are issuable upon conversion of convertible debentures of $16,464,066. All of which could potentially dilute future earnings per share but are excluded from the June 30, 2021 calculation of net loss per share because their impact is antidilutive.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2021, we had the following unregistered sales of equity securities:

We issued 5,318,460 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2020. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on October 17, 2020.

We issued 126,867 shares of common stock at an average price of $0.473 per share related to the exercise of warrants.

We issued 16,875 shares related to the exercise of stock option grants at $1.38 per share.

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

3.9	Second Amended and Restated Certificate of Designations, Preferences and Rights of Series D Conv (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 19, 2018)

3.10	Articles of Merger (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 3, 2018)

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

41

10.11

Form of Subscription Agreement, Subordinated Convertible Note, Common Stock Purchase Warrant, Subordination and Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.12	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 15, 2021)

10.13

Form of Subscription Agreement, Subordinated Convertible Note, Common Stock Purchase Warrant, Subordination and Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 15, 2021)

10.14

Amendment 5 dated April 29, 2021 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 30, 2021)

10.15

Amendment 5 dated April 29, 2021 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 30, 2021)

10.16

Amendment 5 dated April 29, 2021 to Senior Secured Convertible Redeemable Note dated September 30, 2016 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 4, 2021)

10.17

Amendment 5 dated April 29, 2021 to Senior Secured Convertible Redeemable Note dated August 14, 2017 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 4, 2021)

10.18

Amendment 5 dated April 29, 2021 to Senior Secured Convertible Redeemable Note dated December 12, 2017 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 4, 2021)

10.19

Amendment 4 dated April 29, 2021 to Senior Secured Convertible Redeemable Note dated February 28, 2018 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 4, 2021)

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

KNOW LABS, INC.

(Registrant)

Date: August 16, 2021	By:	/s/ Phillip A Bosua
Phillip A. Bosua
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

