Form 10-K
period 2021-09-30
KNOW LABS, INC.
filed 2021-12-21
CIK 1074828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2021

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

N/A

 (Former name, address, and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes      ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes      ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of March 31, 2021 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $64,103,310.

The number of shares of common stock, $.001 par value, issued and outstanding as of December 17, 2021: 35,969,912 shares

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) regarding us and our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as revenue projections, projected profitability, growth strategies, development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Forward-looking statements in this report reflect the good faith judgment of our management and these statements are based on facts and factors as we currently understand them. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND AND CAPITAL STRUCTURE

Know Labs, Inc. was incorporated under the laws of the State of Nevada in 1998. Since 2007, the Company has been focused primarily on research and development of proprietary spectroscopic technologies spanning the electromagnetic spectrum. More recently, the Company has used its proprietary Artificial Intelligence (“AI”) Deep Learning Platform to further enhance the ability of its spectroscopic technologies to accurately identify and measure a wide range of organic and inorganic materials, analytes and compositions of matter. The AI platform has recently produced revenues through the sale of Non-Fungible Tokens (“NFT”) it generated. Our Common Stock trades on the OTCQB Exchange under the symbol “KNWN.”

BUSINESS

We are focused on the development and commercialization of proprietary biosensor technologies which, when paired with our AI deep learning platform, are capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify and measure the unique “signature” of said materials or analytes. We call these our “Bio-RFID™” technology platform when pertaining to radio and microwave spectroscopy; and “ChromaID” technology platform when pertaining to optical spectroscopy. The data obtained with our biosensor technology is analyzed with our trade secret algorithms which are driven by our AI Deep Learning platform.

ChromaID is the first technology developed and patented by the Company. For the past several years, we have focused upon extensions and new patentable inventions that are derived from and extend beyond our ChromaID technology and intellectual property. We call this technology platform Bio-RFID. The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our Company as we work to create revenue generating products for the marketplace. Today, the primary focus of the Company is on its Bio-RFID technology, its commercialization and development of related patent assets. Through its wholly owned subsidiary corporations the Company works to exploit additional opportunities and markets that its broad intellectual property and trade secret portfolio addresses.

The Know Labs Technology

We have internally and under contract with third parties developed proprietary platform technologies to uniquely identify and measure almost any organic and inorganic material or analyte. Our patented technology utilizes electromagnetic energy along a wide range of the electromagnetic spectrum from visible light and infrared to radio and microwave wavelengths to perform analytics which allow the user to accurately identify and measure materials and analytes depending upon the specified targets or endpoints and field of use. The Company’s proprietary platform technologies are called Bio-RFID and ChromaID.

Our most recent technology platform is called Bio-RFID, which utilizes spectroscopy at higher wavelengths than ChromaID’s optical range, to span radio wave and microwave segments of the electromagnetic spectrum. Working in our lab over the last three years, we have developed extensions and new inventions derived in part from our ChromaID technology which we refer to as Bio-RFID. We believe an important competitive differentiator for Bio-RFID to be its ability to not only identify a wide range of organic and inorganic materials and analytes, but to do so concurrently, and in real time, which potentially enables new multivariate models of clinical diagnostics, and health and wellness monitoring. We are rapidly advancing the development of this technology by increasing its accuracy, sensitivity, and specificity. We have announced detailed results confirming that we have successfully been able to non-invasively measure blood glucose levels in humans.

The ability of the Company to obtain exacting results from the data obtained from its Bio-RFID sensor technology, also referred to as Radio Frequency Spectroscopy or RF Spectroscopy is a consequence of the application of the Company’s trade secret algorithms. The Company has worked for the last several years on the AI and Machine Learning (“ML”) that drives the accurate pattern recognition of its algorithms. This work has led to the development of a robust AI Deep Learning Platform. This AI Platform drives the data pattern recognition for Bio-RFID’s exacting determination of blood glucose levels. It can also provide the data recognition for blood alcohol and blood oxygen levels which the Company also identified in preliminary tests. It will provide the analytics for the long list of other analytes in the human body that the Company will pursue non-invasive detection of, many of which are set forth in the Company’s issued patent USPTO 11,033,208 B1. The Company’s AI Deep Learning Platform will be monetized through the subsidiary AI Mind, Inc. AI Mind, Inc. was incorporated on September 17, 2021 and had limited operations through September 30, 2021 but expects to begin more substantive operations next quarter.

We continue to build the internal and external development team necessary to commercialize this newly discovered technology as well as make additional patent filings covering the intellectual property created with these new inventions. The first applications of our Bio-RFID technology will be in a product marketed as a Glucose Monitor. It will provide the user with real time information on their blood glucose levels. This product will require US Food and Drug Administration clearance prior to its introduction to the market, which we plan to pursue.

We have also announced the results of laboratory-based comparison testing between our Bio-RFID technology and the leading continuous glucose monitors from Abbott Labs (Freestyle Libre®) and DexCom (G6®). These results provide evidence of a high degree of correlation between our Bio-RFID technology and the current industry leaders and their continuous glucose monitors. Our patented technology is fundamentally differentiated from these industry leaders as our technology completely non-invasively monitors blood glucose levels.

In addition to internal testing, the Company engaged a world-renowned research institution to perform third party validation testing of the Bio-RFID technology. The purpose of the independent pre-clinical research was to confirm that Know Labs’ Bio-RFID technology is able to precisely and non-invasively measure and identify a variety of analytes in vitro by detecting their unique radio frequency spectral responses. The results of this testing were reported in a June 8, 2021, press release and Form 8-K filing. Unfortunately, the research institution would not allow their name to be used in the press release absent the publication of the report in a peer reviewed journal, which can take considerable time.

We have begun the internal process to pursue US Food and Drug Administration (FDA) approval of our non-invasive blood glucose monitoring device as soon as possible. To guide us in that undertaking we previously announced the hiring of a Chief Medical Officer and formed a Medical and Regulatory Advisory Board to guide us through the FDA process. Additionally, we have retained third party quality assurance and documentation consultants to ensure that the rigorous requirements of the FDA are met. We are unable, however, to estimate the time necessary for such approval nor the likelihood of success in that endeavor.

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

The ChromaID technology looks beyond visible light frequencies to areas of near infra-red and ultraviolet light and beyond that are outside the humanly visible light spectrum. The data obtained allows us to create a very specific and unique ChromaID signature of the substance for a myriad of authentication, verification, and identification applications.

Bio-RFID, ChromaID and AI Deep Learning: Foundational Platform Technologies

Our technologies provide a unique platform upon which a myriad of applications can be developed. As platform technologies, they are analogous to a smartphone, upon which an enormous number of previously unforeseen applications have been developed. Bio-RFID and ChromaID technologies are “enabling” technologies that bring the science of electromagnetic energy to low-cost, real-world commercialization opportunities across multiple industries. The technologies are foundational and, as such, the basis upon which the Company believes significant businesses can be built. While the Company is pursuing its core focus on commercializing its Glucose Monitor, it believes non-core clinical and non-clinical applications represent a myriad of opportunity for strategic collaboration and joint development agreements with leading companies in their respective industries.

As with other foundational technologies, a single application may reach across multiple industries. The Bio-RFID technology can non-invasively identify the presence and quantity of blood glucose in the human body. By extension, there may be other analytes or molecular structures this same technology can identify in the human body which, over time, the Company will focus on. They may include the monitoring of drug usage or the presence of illicit drugs. They may also involve identifying hormones and various biomarkers of disease or pre-conditions of disease.

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

The AI Deep Learning Platform is an enabling technology which can identify patterns from data gathered from both the Bio-RFID and ChromaID platform technologies. The AI Deep Learning Platform is critical to the Company’s ability to identify accurately blood glucose levels and other analytes in the human body. Over time, utilizing our AI Deep Learning Platform we plan to develop analytics which, when using data collected from our sensors, will provide useful information on health and wellness to end users, and potentially lead to what the Company calls “Predictive Health.” In addition to identifying patterns, the inverse is also possible as the Company’s AI Deep Learning Platform can also create patterns in the form of 3D graphical images. That activity has found its first form in the work of the Company’s subsidiary, AI Mind, Inc., to generate beautiful 3D graphical images which were sold as NFTs providing revenue in the first quarter of fiscal year 2022, as reported in the Company’s recently filed Form 8-K and press release. The Company believes there will be future revenue generation from the sale of NFTs and from other applications of its AI Deep Learning Platform.

The cornerstone of a company with a foundational platform technology is its intellectual property portfolio. We have pursued an active intellectual property strategy which includes focus on patents where appropriate and a diligent protection of trade secrets. The Company has been granted 20 patents and 6 design patents. We currently have a number of patents pending and continue, on a regular basis, the filing of new patents. We possess all right, title and interest to the issued patents.

Our Patents and Intellectual Property

We believe that our 20 patents and 9 design patents, patent applications, registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets. Our issued patents will expire at various times between 2027 and 2041. Pending patents, if and when issued, may have expiration dates that extend further in time. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

The issued patents cover the fundamental aspects of the Know Labs ChromaID and Bio-RFID technology and a number of unique applications. We have filed patents on the fundamental aspects of our Bio-RFID technology and growing number of unique applications. We will continue to expand the Company’s patent portfolio.

Additionally, significant aspects of our technology are maintained as trade secrets which may not be disclosed through the patent filing process. We are diligent in maintaining and securing our trade secrets.

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

On December 7, 2021, we were issued US Patent No. 11,193,923, entitled “Detection of an Analyte Using Multiple Elements that can Transmit or Receive.” This patent expires in approximately February 2041. This patent pertains to the technology that allows the implementation of radio frequency scans using different combinations of antennas to improve the detection capabilities of the Bio-RFID sensors in non-invasively measuring and identifying analytes, including glucose.

Product Strategy

We are currently undertaking internal development work on potential products for the commercial marketplace. We have announced the development of our non-invasive glucose monitor and our desire to obtain US Food and Drug Administration clearance for the marketing of this product. We have also announced the engagement of a manufacturing partner we will work with to bring this product to market. We will make further announcements regarding this product as development, testing, manufacturing, and regulatory approval work progresses.

Currently we are focusing our efforts on productizing our Bio-RFID technology as we move it out of our research laboratory, through appropriate and required clinical trials and into the marketplace.

Our subsidiary corporation, Particle, Inc. is seeking a strategic distribution partner or partners to move its virus deactivating light bulb into the global marketplace. Our AI Mind, Inc. subsidiary is looking at additional ways to monetize its AI Deep Learning Platform beyond the NFT market for its graphical images and expects to test several product ideas over the next fiscal year.

Research and Development

Our current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity, and developing new and unique applications for this technology and the AI Deep Learning Platform that drives its analytics. As part of this effort, we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. We are also actively involved in identifying new applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies and their application. We engage third party experts as required to supplement our internal team. We believe that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $3,970,000 and $2,034,000 for the year ended September 30, 2021 and 2020, respectively, on development activities.

On April 30, 2020, we approved and ratified the incorporation of Particle, Inc. Particle is focused on the development and commercialization of our extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains the parent company’s singular focus. Since incorporation, Particle has engaged in research and development activities on threaded light bulbs that have a warm white light and can inactivate germs, including bacteria and viruses. It is now looking for partners to take the product to market.

On September 17, 2021, we approved and ratified the incorporation of AI Mind, Inc. AI Mind is focused on monetizing the AI Deep Learning Platform. Since incorporation it has focused on creating patterns from Company data which were sold as NFTs. The Company will continue to look for opportunities for new applications on its AI Deep Learning Platform which to generate revenues to support the continued development of its non-invasive diagnostic technology.

Related Patent Assets

Inherent in a platform technology is the ability to develop or license technology in diverse fields of use apart from the Company’s core focus. Know Labs focuses on human health and wellness with a first focus on the non-invasive monitoring of blood glucose. It will pursue the identification of a multitude of analytes in the human body important to diagnostics over time. The Company will also identify, over time, opportunities for its intellectual property to be deployed in areas outside human health and wellness. Examples are Particle, Inc. and AI Mind, Inc.

On April 30, 2020, we incorporated a subsidiary corporation, Particle, Inc. for the purpose of research and development on non-core Company intellectual property. The first research activity, undertaken by a separate Particle team has been on standard threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of September 30, 2021, the operations of Particle have generated no sales and operations are just commencing. The first product, the Particle bulb can be used in households, businesses, and other facilities to inactivate bacteria and viruses. Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. Final study results from Texas Biomedical Research Institute indicate the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19 and most recently, the Alpha and Delta variants of the virus that causes COVID-19. The Particle team is working on certification, labeling, product manufacturing and related go-to-market requirements; as well as business development activities related to interest from potential strategic and channel partners in both consumer and business applications in the global marketplace.

On September 17, 2021 we incorporated a subsidiary corporation, AI Mind, Inc. for the purpose of identifying and capitalizing upon market opportunities for its AI Deep Learning Platform. The first revenue activity undertaken by the subsidiary was after the year ended September 30, 2021 and related to the creation of graphical images expressed as NFTs utilizing the AI Deep Learning Platform and our data. We plan to explore other opportunities to monetize our AI Deep Learning Platform.

We expect that other such subsidiaries may be created over time. Additionally, we may license its intellectual property to third parties so that they may pursue activities that are not a part of the Company’s core focus.

EMPLOYEES

As of September 30, 2021, we had 10 full-time employees. Our senior management and seven other personnel are located in our Seattle, Washington offices. We periodically utilize consulting firms and individual contractors to supplement our workforce.

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

Over the past year and a half the impact of COVID-19 has had adverse effects on our business by slowing down our ability to work with third parties outside of Seattle on testing and validation. It is difficult to predict what other adverse effects, if any, COVID-19 can have on our business, or against the various aspects of same.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus (“COVID-19”) and advised of the risks to the international community as the virus spread globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel and require non-essential businesses and organizations to close. While some states have lifted certain “shelter-in-place” restrictions and travel bans, as they are removed there is no certainty that an outbreak will not occur, and additional restrictions imposed again in response. Additionally, several states have lifted restrictions only to reimpose such restrictions as the number of cases rise and new variants arise. Lastly, as vaccinations become readily available, we cannot predict what restrictions may be imposed in the event of a vaccine mandate for travel to and from particular destinations.

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

In addition, the Company is uncertain of the full effect the pandemic will have on it for the longer term since the scope and duration of the pandemic is unknown, and evolving factors such as the level and timing of the distribution of efficacious vaccines across the world and the extent of any resurgences of the virus or emergence of new variants of the virus, such as the Delta variant and the Omicron variant, will impact the stability of economic recovery and growth. The extent to which the operations of the Company, and the operations of its customers and supply chain, may be adversely impacted by the COVID-19 pandemic will depend largely on these future developments. The Company may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business or supply chains. The Company is actively monitoring, and will continue to actively monitor, the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry and workforce.

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

We are currently operating at a loss. We believe that our cash on hand will be sufficient to fund our operations through December 31, 2023. We may need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business. We are each seeking additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected. There can be no assurance that we will be able to sell that number of shares, if any.

As of September 30, 2021, we owe approximately $2,676,665 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

Mr. Erickson, our Chairman, and/or entities with which he is affiliated also have accounts payable and accrued liabilities $421,599 and $451,525 of as of September 30, 2021, and September 30, 2020, respectively, related to accrued compensation, accrued interest and expenses.

We owe $2,255,066 under various convertible promissory notes as of September 30, 2021 including $1,184,066 owed to entities controlled by our Chairman.

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

We have experienced net losses since inception. As of September 30, 2021, we had an accumulated deficit of $81,326,000 and net losses in the amount of $25,360,000, and $13,563,000 for the years ended September 30, 2021 and 2020, respectively. We incurred non-cash expenses of $17,701,000 and $9,366,000 during the years ended September 30, 2021 and 2020, respectively

There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our Know Labs, Particle, and AI Mind businesses have produced minimal revenues and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

We may not be able to generate sufficient revenue from the commercialization of our technology and related products to achieve or sustain profitability.

We are in the early stages of commercializing our technology. Failure to develop and sell products based upon our technology, grant additional licenses and obtain royalties or develop other revenue streams will have a material adverse effect on our business, financial condition and results of operations.

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

We currently rely in part upon external resources for engineering and product development services. If we are unable to secure an engineering or product development partner or establish satisfactory engineering and product development capabilities, we may not be able to successfully commercialize our technology.

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

We are in the early stages of commercialization and our technology and related products may never achieve significant commercial market acceptance.

Our success depends on our ability to develop and market products that are recognized as accurate and cost-effective. Many of our potential customers may be reluctant to use our new technology. Market acceptance will depend on many factors, including our ability to convince potential customers that our technology and related products are an attractive alternative to existing technologies. We will need to demonstrate that our products provide accurate and cost-effective alternatives to existing technologies. Compared to most competing technologies, our technology is relatively new, and most potential customers have limited knowledge of, or experience with, our products. Prior to implementing our technology and related products, some potential customers may be required to devote significant time and effort to testing and validating our products. In addition, during the implementation phase, some customers may be required to devote significant time and effort to training their personnel on appropriate practices to ensure accurate results from our technology and products. Any failure of our technology or related products to meet customer expectations could result in customers choosing to retain their existing testing methods or to adopt systems other than ours.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the audit of our financial statements for the year ended September 30, 2021, Management identified the following material weakness during its assessment of internal controls over financial reporting:

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

Our Particle, Inc. subsidiary was incorporated April 30, 2020, and has limited operating history.

Particle, Inc. was incorporated April 30, 2020, and to date has engaged in activities consisting primarily of research and development on threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020, with Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of September 30, 2021, the operations of Particle have generated no sales and operations are just commencing. The first product, the Particle bulb can be used in households, businesses and other facilities to inactivate bacteria and viruses. Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. A world renowned, CDC-regulated biosafety level-4 laboratory has tested the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19. The results of these tests were successful, confirming the bulb’s ability to deactivate Alpha and Delta variants of the virus.

To date, we have generated no revenue from Particle. We may not generate revenues in the near future while products are being developed. We believe that Particle’s commercialization success is dependent upon its ability to develop successful products to take to market. In addition, once developed, demand for its products may not materialize, or increase as quickly as planned, and we may therefore be unable to increase our revenue levels as expected. Even if we succeed in introducing our technology and related products to our target markets, we may not be able to generate sufficient revenue to achieve or sustain profitability of the Particle subsidiary. The Company is also exploring strategic partnerships and distribution agreements for Particle. These efforts may not be successful which would adversely impact the sustainability of Particle.

Our AI Mind, Inc. subsidiary was incorporated on September 17, 2021, and has limited operating history.

The subsidiary, which is wholly owned by Know Labs, Inc. commenced activity in the last calendar quarter of 2021 and the first quarter of our 2022 fiscal year. It has generated its first revenues during the first quarter of fiscal 2022 time from its initial commercialization efforts related to the generation of NFT’s. There can be no assurance that it will continue to generate revenues nor be successful in continuing its marketing of parent company assets. These assets rely on fundamental trade secrets which at this time are proprietary yet not protected by any pending patents. It may not be possible to protect these trade secrets which would impact the ability of AI Mind, Inc. to continue to generate revenues.

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

If we are unable to secure a sales and marketing partner or establish satisfactory sales and marketing capabilities at Know Labs, we may not be able to successfully commercialize our technology.

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

If we were to be successful in developing glucose monitoring medical applications of our technology, prior clearance by the FDA and other governmental regulatory bodies will be required before the technology could be introduced into the marketplace.

There is no assurance that such regulatory approval would be obtained for a glucose monitoring medical diagnostic device or other applications requiring such approval.

The FDA can refuse to grant, delay, and limit or deny approval of an application for clearance of marketing a glucose monitoring device for many reasons.

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

These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom crafted against our information systems. Over the past several years, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff.

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

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 8,108,356 outstanding shares of Series C and D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of Convertible Notes Payable of $16,464,066 or 16,124,764 common shares (9,020,264 common shares at $0.25 per share and 7,104,500 at $2.00) and the exercise price of additional outstanding warrants to purchase 10,384,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,487,207 would adjust below $1.20 per share pursuant to the documents governing such instruments. Warrants totaling 3,954,625 would adjust below $2.40 per share pursuant to the documents governing such instruments.

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

These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. These factors could have a material adverse effect on our business, financial condition, and results of operations.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

As of September 30, 2021, we had 35,166,551 shares of common stock issued and outstanding, held by 163 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 3,600. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted. Stockholders do not have any preemptive rights to acquire additional securities issued by the Company. As of September 30, 2021, there were options outstanding for the purchase of 15,315,120 common shares (including unearned stock option grants totaling 11,775,745 shares related to performance targets), warrants for the purchase of 22,564,255 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 16,124,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 7,104,500 common shares at the current price of $2.00 per share) reserved and are issuable upon conversion of convertible debentures of $16,464,066. All of which could potentially dilute future earnings per share but are excluded from the September 30, 2021, calculation of net loss per share because their impact is antidilutive.

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

Pursuant to our certificate of incorporation, after the annual shareholder meeting held on October 15, 2021, we currently have authorized 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. To the extent that common shares are available for issuance, subject to compliance with applicable stock exchange listing rules, our board of directors has the ability to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of any additional securities could, among other things, result in substantial dilution of the percentage ownership of our stockholders at the time of issuance, result in substantial dilution of our earnings per share and adversely affect the prevailing market price for our common stock.

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

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced, and these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights senior to those of our common stock and the terms of the debt securities issued could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or candidate products, or to grant licenses on terms that are not favorable to us.

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

ITEM 2. PROPERTIES

Corporate Offices

On April 13, 2017, we leased our executive office located at 500 Union Street, Suite 810, Seattle, Washington, USA, 98101. We lease 943 square feet and the current net monthly payment is $3,334. The monthly payment increases approximately 3% each year and the lease expires on May 31, 2022.

Lab Facilities and Executive Offices

On February 1, 2019, we leased our lab facilities and executive offices located at 915 E Pine Street, Suite 212, Seattle, WA 98122. We lease 2,642 square feet and the net monthly payment at September 30, 2021 is $8,697. The monthly payment increases approximately 3% annually each year on July 1. The lease expires on June 30, 2024.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Authorized Capital Stock

At September 30, 2021, we have authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares of preferred stock, par value $0.001 per share. At the annual shareholder meeting held on October 15, 2021, our authorized shares of common stock was increased to 200,000,000 shares of voting common stock, par value $0.001 per share. We have authorized 5,000,000 are shares of preferred stock, par value $0.001 per share.

As of September 30, 2021, we had 35,166,551 shares of common stock issued and outstanding, held by 163 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 3,600. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted. Stockholders do not have any preemptive rights to acquire additional securities issued by the Company. As of September 30, 2021, there were options outstanding for the purchase of 15,315,120 common shares (including unearned stock option grants totaling 11,775,745 shares related to performance targets), warrants for the purchase of 22,564,255 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, we currently have 16,124,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 7,104,500 common shares at the current price of $2.00 per share) reserved and are issuable upon conversion of convertible debentures of $16,464,066. All of which could potentially dilute future earnings per share but are excluded from the September 30, 2021, calculation of net loss per share because their impact is antidilutive.

Series C and D Preferred Stock and Warrants

On August 5, 2016, we closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. On September 30, 2021 and 2020 there are 1,785,715 Series C Preferred shares outstanding. On January 5, 2021, the Company extended the warrant expiration date to August 4, 2023.

As of September 30, 2021 and 2020, we have $750,000 of Series D Preferred Stock outstanding with Clayton A. Struve, an accredited investor. On August 14, 2017, the price of the Series D Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. The Series D Preferred Stock is convertible into shares of common stock at a price of $0.25 per share or by multiplying the number of Series D Preferred Stock shares by the stated value and dividing by the conversion price then in effect, subject to certain diluted events, and has the right to vote the number of shares of common stock the Series D Preferred Stock would be issuable on conversion, subject to a 4.99% blocker. The Preferred Series D has an annual yield of 8% The Series D Preferred Stock is convertible into shares of common stock at a price of $0.25 per share or by multiplying the number of Series D Preferred Stock shares by the stated value and dividing by the conversion price then in effect, subject to certain diluted events, and has the right to vote the number of shares of common stock the Series D Preferred Stock would be issuable on conversion, subject to a 4.99% blocker. The Preferred Series D has an annual yield of 8% if and when dividends are declared.

Series F Preferred Stock

On August 1, 2018, we filed with the State of Nevada a Certificate of Designation establishing the Designations, Preferences, Limitations and Relative Rights of Series F Preferred Stock. The Designation authorized 500 shares of Series F Preferred Stock. The Series F Preferred Stock shall only be issued to the current Board of Directors on the date of the Designation’s filing and is not convertible into common stock. As set forth in the Designation, the Series F Preferred Stock has no rights to dividends or liquidation preference and carries rights to vote 100,000 shares of common stock per share of Series F upon a Trigger Event, as defined in the Designation. A Trigger Event includes certain unsolicited bids, tender offers, proxy contests, and significant share purchases, all as described in the Designation. Unless and until a Trigger Event, the Series F shall have no right to vote. The Series F Preferred Stock shall remain issued and outstanding until the date which is 731 days after the issuance of Series F Preferred Stock (“Explosion Date”), unless a Trigger Event occurs, in which case the Explosion Date shall be extended by 183 days. As of September 30, 2021 and 2020, there are no Series F shares outstanding.

Securities Subject to Price Adjustments

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 8,108,356 outstanding shares of Series C and D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of Convertible Notes Payable of $16,464,066 or 16,124,764 common shares (9,020,264 common shares at $0.25 per share and 7,104,500 at $2.00) and the exercise price of additional outstanding warrants to purchase 10,384,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,487,207 would adjust below $1.20 per share pursuant to the documents governing such instruments. Warrants totaling 3,954,625 would adjust below $2.40 per share pursuant to the documents governing such instruments.

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

On October 15, 2021, at the 2021 annual shareholder meeting, our shareholders approved and adopted the 2021 Equity Incentive Plan, increasing size of the stock available under the Stock Option Plan to 20,000,000 shares. On December 10, 2021, we filed a registration statement on Form S-8 that registered 34,650,120 shares issued under the 2021 Equity Incentive Plan. No future awards will be issued under the 2011 Plan.

Anti-Takeover Provisions

Nevada Revised Statutes

Acquisition of Controlling Interest Statutes. Nevada’s “acquisition of controlling interest” statutes contain provisions governing the acquisition of a controlling interest in certain Nevada corporations. These “control share” laws provide generally that any person who acquires a “controlling interest” in certain Nevada corporations may be denied certain voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights. These statutes provide that a person acquires a “controlling interest” whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the Nevada Revised Statutes, would enable that person to exercise (1) one-fifth or more, but less than one-third, (2) one-third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors. Once an acquirer crosses one of these thresholds, shares which it acquired in the transaction taking it over the threshold and within the 90 days immediately preceding the date when the acquiring person acquired or offered to acquire a controlling interest become “control shares” to which the voting restrictions described above apply. Our articles of incorporation and bylaws currently contain no provisions relating to these statutes, and unless our articles of incorporation or bylaws in effect on the tenth day after the acquisition of a controlling interest were to provide otherwise, these laws would apply to us if we were to (i) have 200 or more stockholders of record (at least 100 of which have addresses in the State of Nevada appearing on our stock ledger) and (ii) do business in the State of Nevada directly or through an affiliated corporation. As of September 30, 2021 we have less than 200 record stockholders. If these laws were to apply to us, they might discourage companies or persons interested in acquiring a significant interest in or control of the company, regardless of whether such acquisition may be in the interest of our stockholders.

Combinations with Interested Stockholders Statutes. Nevada’s “combinations with interested stockholders” statutes prohibit certain business “combinations” between certain Nevada corporations and any person deemed to be an “interested stockholder” for two years after the such person first becomes an “interested stockholder” unless (i) the corporation’s board of directors approves the combination (or the transaction by which such person becomes an “interested stockholder”) in advance, or (ii) the combination is approved by the board of directors and sixty percent of the corporation’s voting power not beneficially owned by the interested stockholder, its affiliates and associates. Furthermore, in the absence of prior approval certain restrictions may apply even after such two-year period. For purposes of these statutes, an “interested stockholder” is any person who is (x) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (y) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “combination” is sufficiently broad to cover most significant transactions between the corporation and an “interested stockholder”. Subject to certain timing requirements set forth in the statutes, a corporation may elect not to be governed by these statutes. We have not included any such provision in our articles of incorporation.

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

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock trades on the OTCQB Exchange under the symbol “KNWN.” Trades in our common stock may be subject to Rule 15g-9 of the Exchange Act, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

Period Ended	High	Low
Year Ending September 30, 2022
Through December 17, 2021	$2.60	$1.48

Year Ending September 30, 2021
September 30, 2021	$3.95	$2.06
June 30, 2021	$4.24	$1.70
March 31, 2021	$4.61	$1.60
December 31, 2020	$2.95	$1.10

Year Ending September 30, 2020
September 30, 2020	$3.45	$1.71
June 30, 2020	$2.65	$0.81
March 31, 2020	$2.90	$0.90
December 31, 2019	$1.95	$0.92

As of December 17, 2021, the high and low sales price of our common stock was $2.02 per share and $2.20 per share, respectively. As of December 17, 2021, we had 35,969,992 shares of common stock issued and outstanding, held by 160 stockholders of record. This number does not include approximately 3,600 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Securities

During the three months ended September 30, 2021, we had the following sales of unregistered sales of equity securities:

We issued 966,282 shares of common stock at an average price of $0.629 per share or $600,000 related to the exercise of warrants.

We issued 480,600 shares of common stock at an average price of $2.00 per share or $961,200 related to the conversion of Particle Simple Agreements for Future Equity into our common shares.

Equity Compensation Information

The following table provides information as of September 30, 2021 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity compensation
	exercise of outstanding	outstanding options,	plan (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plan
approved by shareholders	15,315,120	$1.565	4,684,880
Equity compensation plans
not approved by shareholders	-	-	-
Total	15,315,120	$1.565	4,684,880

As of September 30, 2021, there were options outstanding for the purchase of 15,315,120 common shares (including unearned stock option grants totaling 11,775,745 shares related to performance targets).

ITEM 6. SELECTED FINANCIAL DATA

Summary Financial Information

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended September 30, 2021 through September 30, 2016. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report and prior 10-K filings, as well as Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands)

	Years Ended September 30,
	2021	2020	2019	2017	2016

STATEMENT OF OPERATIONS DATA:
Net revenue	$-	$122	$1,805	$4,874	$6,024
Cost of goods sold	-	70	1,378	3,966	5,036
Gross profit	-	52	427	908	988
Research and development expenses	3,970	2,034	1,258	79	326
General and administrative expenses	6,476	4,844	4,182	3,088	3,355
Impairment of goodwill	-	-	-	984	-
Operating loss	(10,446)	(6,826)	(5,013)	(3,243)	(2,693)
Other income (expense)	(14,914)	(6,737)	(2,599)	(658)	947
Net loss	(25,360)	(13,563)	(7,612)	(3,901)	(1,746)
Income tax expense	-	-	-	-	-
Net loss	$(25,360)	$(13,563)	$(7,612)	$(3,901)	$(1,746)
Net loss per share	$(0.86)	$(0.62)	$(0.42)	$(1.01)	$(1.22)
Weighted average number of shares	29,370,596	21,791,058	18,053,848	3,844,840	1,428,763

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing at the end of this prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We are focused on the development and commercialization of proprietary biosensor technologies which, when paired with our AI deep learning platform, are capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify and measure the unique “signature” of said materials or analytes. We call these our “Bio-RFID™” technology platform when pertaining to radio and microwave spectroscopy; and “ChromaID” technology platform when pertaining to optical spectroscopy. The data obtained with our biosensor technology is analyzed with our trade secret algorithms which are driven by our AI Deep Learning platform.

ChromaID is the first technology developed and patented by the Company. For the past several years, we have focused upon extensions and new patentable inventions that are derived from and extend beyond our ChromaID technology and intellectual property. We call this technology platform Bio-RFID. The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our Company as we work to create revenue generating products for the marketplace. Today, the primary focus of the Company is on its Bio-RFID technology, its commercialization and development of related patent assets. Through its wholly owned subsidiary corporations the Company works to exploit additional opportunities and markets that its broad intellectual property and trade secret portfolio addresses.

On April 30, 2020, we incorporated a subsidiary corporation, Particle, Inc. for the purpose of research and development on non-core Company intellectual property. The first research activity, undertaken by a separate Particle team has been on standard threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of September 30, 2021, the operations of Particle have generated no sales and operations are just commencing. The first product, the Particle bulb can be used in households, businesses, and other facilities to inactivate bacteria and viruses. Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. Final study results from Texas Biomedical Research Institute indicate the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19 and most recently, the Alpha and Delta variants of the virus that causes COVID-19. The Particle team is working on certification, labeling, product manufacturing and related go-to-market requirements; as well as business development activities related to interest from potential strategic and channel partners in both consumer and business applications.

On September 17, 2021 we incorporated a subsidiary corporation, AI Mind, Inc. for the purpose of identifying and capitalizing upon market opportunities for its AI Deep Learning Platform. The first activity undertaken by the subsidiary was the creation of graphical images expressed as Non-Fungible Tokens (“NFTs”) utilizing the AI Deep Learning Platform and our data. We plan to explore other opportunities to monetize its AI Deep Learning Platform over time.

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

(dollars in thousands)

	Years Ended December 31,
	2021	2020	$ Variance	% Variance

Revenue	$-	$122	$(122)	-100.0%
Cost of sales	-	70	(70)	100.0%
Gross profit	-	52	(52)	-100.0%
Research and development expenses	3,970	2,034	1,936	-95.2%
Selling, general and administrative expenses	6,476	4,844	1,632	-33.7%
Operating loss	(10,446)	(6,826)	(3,620)	-28.9%
Other (expense) income:
Interest expense	(14,914)	(6,094)	(8,820)	-144.7%
Other income	-	65	(65)	-100.0%
(Loss) gain on debt settlements	-	(708)	708	100.0%
Total other income (expense)	(14,914)	(6,737)	(8,177)	-121.4%
(Loss) before income taxes	(25,360)	(13,563)	(11,797)	-87.0%
Income taxes - current (benefit)	-	-	-	0.0%
Net (loss)	$(25,360)	$(13,563)	$(11,797)	-87.0%

YEAR ENDED SEPTEMBER 30, 2021 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2020

Sales

Revenue for the year ended September 30, 2021 decreased $122,000 to $0 as compared to $122,000 for the year ended September 30, 2020. TransTech closed September 30, 2020.

Cost of Sales

Cost of sales for the year ended September 30, 2021 decreased $70,000 to $0 as compared to $70,000 for the year ended September 30, 2020. TransTech closed September 30, 2020.

Research and Development Expenses

Research and development expenses for the year ended September 30, 2021 increased $1,936,000 to $3,970,000 as compared to $2,034,000 for the year ended September 30, 2020. The increase was due to increased personnel, use of consultant and expenditures related to the development of our Bio-RFID™ and Particle technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2021 increased $1,632,000 to $6,476,000 as compared to $4,844,000 for the year ended September 30, 2020.

The increase primarily was primarily due to increased stock based compensation of $1,873,000. On December 15, 2020, we issued a warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is exercisable at $1.53 per share and was valued using a “Black-Scholes” model at $1,812,000.

As part of the selling, general and administrative expenses for the years ended September 30, 2021 and 2020, we recorded $613,000 and $206,000, respectively, of investor relationship expenses and business development expenses.

Other (Expense), Net

Other expense, net for the year ended September 30, 2021 was $14,914,000 as compared to other expense, net of $6,737,000 for the year ended September 30, 2020. The other expense, net for the year ended September 30, 2021 included The interest expense related to convertible notes payable and the amortization of the beneficial conversion feature and value of warrants issued. During the year ended September 30, 2020, we closed a private placement and received gross proceeds of $14,914,000 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

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

Net Loss

Net loss for the year ended September 30, 2021 was $25,360,000 as compared to $13,563,000 for the year ended September 30, 2020. The net loss for the year ended September 30, 2021 included non-cash expenses of $17,701,000. The non-cash items include (i) depreciation and amortization of $201,000; (ii) issuance for capital stock for services and expenses of $203,000; (iii) stock based compensation- warrants of $2,547,000; (iv) stock based compensation- stock options of $1,029,000; (v) amortization of debt discount as interest expense of $13,722,000; and offset by (vi) other of $1,000. On December 15, 2020, we issued a warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is convertible at $1.53 per share and was valued using a “Black-Scholes” model at $1,812,000.

The net loss for the year ended September 30, 2020 included non-cash items of non-cash expenses of $9,366,000. The non-cash items include (i) depreciation and amortization of $243,000; (ii) issuance of capital stock for services and expenses of $1,045,000; (iii) stock based compensation of $1,702,000; (iv) amortization of debt discount as interest expense of $5,663,000; (v) loss on debt settlement of $825,000; and (vi) other of $5,000, offset by (vii) gain on debt settlement of $117,000.

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

We had cash of approximately $12,258,000 and net working capital of approximately $10,093,000 (net of convertible notes payable and right of use asset and liabilities) as of September 30, 2021. We have experienced net losses since inception and we expect losses to continue as we commercialize our ChromaID™ technology. As of September 30, 2021, we had an accumulated deficit of $81,326,000 and net losses in the amount of $25,360,000, and $13,563,000 for the years ended September 30, 2021 and 2020, respectively. We incurred non-cash expenses of $17,701,000 and $9,366,000 during the years ended September 30, 2021 and 2020, respectively

On March 15, 2021, we closed private placement for gross proceeds of $14,209,000 in exchange for issuing Subordinated Convertible Notes and 3,552,250 Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The Convertible Notes will be automatically converted to our Common Stock at $2.00 per share on the one year anniversary starting on March 15, 2022.

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

The proceeds of warrants which are not expected to be cashless may generate potential proceeds of up to $17,683,000.

Operating Activities

Net cash used in operating activities for the years ended September 30, 2021 and 2020 was $6,851,000 and $3,914,000, respectively. The net cash used in operating activities for the year ended September 30, 2021 was primarily related to (i) a net loss of $25,360,000; offset by (ii) working capital changes of $810,000; and (ii) non-cash expenses of $13,050,000. The non-cash items include (iii) depreciation and amortization of $201,000; (iv) issuance for capital stock for services and expenses of $203,000; (v) stock based compensation- warrants of $2,547,000; (vi) stock based compensation- stock options of $1,029,000; (vii) amortization of debt discount as interest expense of $13,722,000; and offset by (viii) other of $1,000. On December 15, 2020, we issued a warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is convertible at $1.53 per share and was valued using a “Black-Scholes” model at $1,812,000.

The net cash used in operating activities for the year ended September 30, 2020 of $3,914,000 was primarily related to (i) a net loss of $13,563,000; offset by (ii) working capital changes of $283,000; and (ii) non-cash expenses of $9,366,000. The non-cash items include (iii) depreciation and amortization of $243,000; (iv) issuance for capital stock for services and expenses of $1,405,000; (v) stock based compensation- warrants of $1,702,000; (vi) amortization of debt discount as interest expense of $5,663,000; (vii) loss on debt settlement of $825,000; (viii) other of $5,000 and offset by (ix) gain on debt settlement of $117,000.

Investing Activities

Net cash used in investing activities for the years ended September 30, 2021 and 2020 was $300,000 and $70,000, respectively. There amounts were primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the years ended September 30, 2021 and 2020 was $15,110,000 and $6,381,000, respectively. The net cash provided by financing activities for the year ended September 30, 2021 was primarily related to (i) issuance of Simple Agreements for future Equity of $340,000; (ii) $14,209,000 related to proceeds from convertible notes payable; (iii) proceeds from notes payable- PPP of $206,000; (iv) proceeds from the issuance of common stock for the exercise of warrants of $1,313,000; (v) proceeds from the issuance of common stock for the exercise of stock option grants of $23,000; and offset by (vi) payment of issuance costs from notes payable of $727,000 and (vii) repayments on Simple Agreements for Future Equity.

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

Net cash provided by financing activities for the year ended September 30, 2020 was $6,381,000. This amounts was primarily related to (i) issuance of convertible notes payable of $5,640,000; (ii) issuance of common stock for warrant exercises of $8,000; (iii) proceeds from notes payable of $226,000; (iv) proceeds for Simple Agreements for Future Equity of $785,000; and proceeds from issuance of shares related to debt settlement of $125,000; offset by (v) payments of issuance costs from convertible notes payable of $480,000.

Our contractual cash obligations as of September 30, 2021 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$319,152	$131,036	$188,116	$-	$-
Convertible notes payable	16,464,066	16,464,066	-	-	-
			-	-	-
	$16,783,218	$16,595,102	$188,116	$-	$-

(1)

Convertible notes payable includes $14,209,000 that automatically converts into common stock at the maturity date during 2022. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID™” technologies. None of the expenditures are contractual obligations as of September 30, 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2021 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

(b) Management’s Report on Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2021.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended September 30, 2021 that were not filed.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Director/ Executive Officer
Directors-
Ronald P. Erickson	77	Chairman and Interim Chief Financial Officer (1)
Phillip A. Bosua	47	Chief Executive Officer and Director
Jon Pepper	70	Director (2)
Ichiro Takesako	62	Director
William A. Owens	81	Director (3)

(1)	Chairman of the Nominating and Corporate Governance Committee.
(2)	Chairman of the Audit Committee.
(3)	Chairman of the Compensation Committee.

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

In the past few years, Mr. Takesako has held the following executive position in Sumitomo and its affiliates:

June 2008:	appointed as General Manager of Sales and Marketing Department of Micro Technology Division
April 2009:	appointed as General Manager of Overseas Business Department of Micro Technology Division, in charge of M&A activity of certain business segment and assets of Aviza Technology, Inc.
July 2010:	appointed as Executive Director of SPP Process Technology Systems, 100% owned subsidiary of Sumitomo Precision Products then, stationed in Newport, Wales
August 2011:	appointed as General Manager, Corporate Strategic Planning Group
January 2013:	appointed as Chief Executive Officer of M2M Technologies, Inc., a company invested by Sumitomo Precision products
April 2013:	appointed as General Manager of Business Development Department, in parallel of CEO of M2M Technologies, Inc.
April 2014:	relieved from General Manager of Business Development Department and is responsible for M2M Technologies Inc. as its CEO
March 2017:	Established At Signal, Inc., took over the entire business operation from M2M Technologies, Inc.
April 2017:	appointed as Chief Executive Officer of At Signal Inc., a company invested by himself.

Mr. Takesako was appointed as a Director based on his previous position with Sumitomo and Sumitomo’s previous significant partnership with the Company.

Jon Pepper has served as an independent director since April 2006. Mr. Pepper founded Pepcom in 1980, a company that become the industry leader at producing press-only technology showcase events around the country and internationally. He sold his stake in the corporation and retired as a partner at the end of 2018. Prior to that, Mr. Pepper started the DigitalFocus newsletter, a ground-breaking newsletter on digital imaging that was distributed to leading influencers worldwide. Mr. Pepper has been closely involved with the high technology revolution since the beginning of the personal computer era. He was formerly a well-regarded journalist and columnist; his work on technology subjects appeared in The New York Times, Fortune, PC Magazine, Men’s Journal, Working Woman, PC Week, Popular Science and many other well-known publications. Pepper was educated at Union College in Schenectady, New York and the Royal Academy of Fine Arts in Copenhagen. He continues to be active in non-profit work and boards, and in 2017 founded Mulberry Tree Films, a non-profit that supports independent high-quality documentary films. The company funded and produced the acclaimed documentary, “The Gates of Shinto” and is looking into additional projects.

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

Owens is a 1962 honor graduate of the United States Naval Academy with a bachelor’s degree in mathematics, bachelor’s and master’s degrees in politics, philosophy and economics from Oxford University, and a master’s degree in management from George Washington University. He has written more than fifty articles on national security and authored the book “High Seas.” His book, “Lifting the Fog of War,” was published in April 2000 with a revision published in Mandarin in 2009.

Owens has received numerous recognitions and awards: the “Légion d’Honneur” by France, and the highest awards given to foreigners by the countries of Indonesia and Sweden. He was named as one of The 50 Most Powerful People in Networking by Network World, one of the one hundred Best Board Members in the United States for 2011 and again in 2016 awarded by NACD, awarded the David Sarnoff Award for Technology Innovation and the Intrepid Salute Award in recognition of his business achievements and support of important philanthropic activities. Owens is active in philanthropy to foster Chinese – American relations including dialogues between the most senior retired officers in the United States and Chinese militaries and similar dialogues between very senior economists. He is one of North Dakota’s Roughriders recipients, the award given annually to some of the most prominent North Dakotans.

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

33

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

Compensation Committee Interlocks and Insider Participation

Nominations and
Audit	Compensation	Corporate Governance
Jon Pepper (Chairman)	William A. Owens (Chairman)	Ron Erickson (Chairman)
William A. Owens	Jon Pepper	Phillip A. Bosua
Ichiro Takesako	Ichiro Takesako	William A. Owens
Jon Pepper

No member of the Compensation Committee during the fiscal year ended September 30, 2021 served as an officer, former officer, or employee of the Company or participated in a related party transaction that would be required to be disclosed in this prospectus. Further, during this period, no executive officer of the Company served as:

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our executive officers named in the Compensation Table under “Remuneration of Executive Officers” (the “Named Executive Officers”) who served during the year ended September 30, 2021. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure. The principles and guidelines discussed herein would also apply to any additional executive officers that the Company may hire in the future.

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

Setting Executive Compensation

The Compensation Committee believes that compensation for the Company’s executive officers must be managed to what we can afford and in a way that allows for us to meet our goals for overall performance. During the years ended September 30, 2021 and 2020, the Compensation Committee and the Board compensated Ronald P. Erickson, its Chairman of the Board and Interim Financial Officer, with an annual salary of $195,000 from October 1, 2019 to May 1, 2020. From May 1, 2020 to March 31, 2021, the annual compensation was $215,000. From April 1, 2021 to September 30, 2021, the annual compensation was $300,000. The Compensation Committee and the Board of Particle Inc. compensated Ronald P. Erickson with an annual salary of $120,000 from June 1, 2020 to August 15, 2021.

During the years ended September 30, 2021 and 2020, the Compensation Committee and the Board compensated Phillip A. Bosua, its Chief Executive Officer, with an annual salary of $240,000 from October 1, 2019 to May 1, 2020. May 1, 2020 to March 31, 2021, the annual compensation was $260,000. From April 1, 2021 to September 30, 2021, the annual compensation was $350,000.

The Compensation Committee and the Board of Particle, Inc. compensated Phillip A. Bosua with an annual salary of $120,000 from June 1, 2020 to August 15, 2021.

This compensation reflected the financial condition of the Company. Other Named Executive Officers were paid by us during 2021 and 2020. The Compensation Committee starting using a peer group of publicly-traded and privately-held companies in structuring the compensation packages starting late 2020.

Executive Compensation Components for the Year Ended September 30, 2021

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the year that ended on September 30, 2021. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For the year that ended September 30, 2021, the principal components of compensation for named executive officers was base salary and stock and other equity awards.

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

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s Named Executive Officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the Named Executive Officers during the year ended September 30, 2021 based on our financial condition.

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

Generally, the majority of the options granted by the Compensation Committee vest quarterly over four year term. Vesting and exercise rights cease upon termination of employment and/or service, except in the case of death (subject to a one year limitation), disability or retirement. Stock options vest immediately upon termination of employment without cause or an involuntary termination following a change of control. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. During the years ended September 30, 2021 and 2020, the Company issued stock option grants which vest when earned based on certain performance criteria. No stock compensation expense has been recorded for those options with performance milestones.

The Named Executive Officers received stock grants and option awards during the year ended September 30, 2021, as disclosed under the header Executive Compensation below.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the Named Executive Officers.

Perquisites and Other Personal Benefits

During the year ended September 30, 2021, we provided the Named Executive Officers with medical insurance. No other personal benefits were provided to these individuals. The committee expects to review the levels of perquisites and other personal benefits provided to Named Executive Officers annually.

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

On April 10, 2018, we entered into an Employment Agreement with Mr. Bosua reflecting his appointment as Chief Executive Officer. The Employment Agreement is for an initial term of 12 months (subject to earlier termination) and will be automatically extended for additional 12-month terms unless either party notifies the other party of its intention to terminate the Employment Agreement with at least ninety (90) days prior to the end of the Initial Term or renewal term. Mr. Bosua was paid a base salary of $225,000 per year, received 500,000 shares of common stock valued at $0.33 per share and may be entitled to bonuses and equity awards at the discretion of the Board or a committee of the Board. The Employment Agreement provides for severance pay equal to 12 months of base salary if Mr. Bosua is terminated without “cause” or voluntarily terminates his employment for “good reason.” During the years ended September 30, 2021 and 2020, the Compensation Committee and the Board compensated Phillip A. Bosua, its Chief Executive Officer, with an annual salary of $240,000 from October 1, 2019 to May 1, 2020. May 1, 2020 to March 31, 2021, the annual compensation was $260,000. From April 1, 2021 to September 30, 2021, the annual compensation was $350,000.

The Compensation Committee and the Board of Particle, Inc. compensated Phillip A. Bosua with an annual salary of $120,000 from June 1, 2020 to August 15, 2021.

Mr. Bosua will be entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements.

If the Company terminates Mr. Bosua’s employment at any time prior to the expiration of the Term without Cause, as defined in the Employment Agreement, or if Mr. Bosua terminates his employment at any time for “Good Reason” or due to a “Disability,” Mr. Bosua will be entitled to receive (i) his Base Salary amount for one year; and (ii) medical benefits for eighteen months.

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

During the years ended September 30, 2021 and 2020, the Compensation Committee and the Board compensated Ronald P. Erickson, its Chairman of the Board and Interim Financial Officer, with an annual salary of $195,000 from October 1, 2019 to May 1, 2020. From May 1, 2020 to March 31, 2021, the annual compensation was $215,000. From April 1, 2021 to September 30, 2021, the annual compensation was $300,000. The Compensation Committee and the Board of Particle Inc. compensated Ronald P. Erickson with an annual salary of $120,000 from June 1, 2020 to August 15, 2021.

Mr. Erickson will be entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements.

If the Company terminates Mr. Erickson’s employment at any time prior to the expiration of the Term without Cause, as defined in the Employment Agreement, or if Mr. Erickson terminates his employment at any time for “Good Reason” or due to a “Disability,” Mr. Erickson will be entitled to receive (i) his Base Salary amount for one year; and (ii) medical benefits for eighteen months.

Tax and Accounting Implications

Deductibility of Executive Compensation

Subject to certain exceptions, Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally denies a deduction to any publicly held corporation for compensation paid to its chief executive officer and its three other highest paid executive officers (other than the principal financial officer) to the extent that any such individual’s compensation exceeds $1 million. “Performance-based compensation” (as defined for purposes of Section 162(m)) is not taken into account for purposes of calculating the $1 million compensation limit, provided certain disclosure, shareholder approval and other requirements are met. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exceptions to Section 162(m). However, we may authorize compensation payments that do not comply with the exceptions to Section 162(m) when we believe that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer’s performance.

Accounting for Stock-Based Compensation

Accounting for stock-based payments including its Stock Option Program is done in accordance with the requirements of ASC 718, “Compensation-Stock Compensation.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee, composed entirely of independent directors in accordance with the applicable laws and regulations, sets and administers policies that govern the Company’s executive compensation programs, and incentive and stock programs. The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

THE COMPENSATION COMMITTEE

William A. Owens, Chairman

EXECUTIVE COMPENSATION

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the fiscal years ended September 30, 2021 and 2020:

Summary Compensation Table

							All
					Stock	Option	Other
			Salary	Bonus	Awards	Awards	Compensation	Total
Name	Principal Position		($)	($)	($) (3)	($)	($)	($)
Salary-
Ronald P. Erickson (1)	Chairman of the Board and Interim Chief Financial Officer	9/30/2021	$366,042	$-	$-	$1,811,691	$-	$2,177,733
		9/30/2020	$243,333	$-	$190,000	$394,000	$-	$827,333

Phillip A. Bosua (2)	Chief Executive Officer	9/30/2021	$413,760	$250,000	$-	$-	$-	$663,760
		9/30/2020	$288,333	$-	$285,000	$394,000	$-	$967,333

(1) During the years ended September 30, 2021 and 2020, the Compensation Committee and the Board compensated Ronald P. Erickson, its Chairman of the Board and Interim Financial Officer, with an annual salary of $195,000 from October 1, 2019 to May 1, 2020. From May 1, 2020 to March 31, 2021, the annual compensation was $215,000. From April 1, 2021 to September 30, 2021, the annual compensation was $300,000. The Compensation Committee and the Board of Particle Inc. compensated Ronald P. Erickson with an annual salary of $120,000 from June 1, 2020 to August 15, 2021. On December 15, 2020, we issued a fully vested warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is exercisable for cash or non-cash at $1.53 per share and was valued using a Black-Scholes model at $1,811,691. The 100,000 shares of restricted common stock issued on January 1, 2020 to Mr. Erickson were valued at the grant date market value of $1.90 per share. The stock grant was authorized at $0.17 per share. During the year end September 30, 2020, Mr. Erickson received a vested stock option grant from Particle for 500,000 Particle shares valued at $0.788 per share or $394,000.

(2) During the years ended September 30, 2021 and 2020, the Compensation Committee and the Board compensated Phillip A. Bosua, its Chief Executive Officer, with an annual salary of $240,000 from October 1, 2019 to May 1, 2020. May 1, 2020 to March 31, 2021, the annual compensation was $260,000. From April 1, 2021 to September 30, 2021, the annual compensation was $350,000. The Compensation Committee and the Board of Particle, Inc. compensated Phillip A. Bosua with an annual salary of $120,000 from June 1, 2020 to August 15, 2021. On March 18, 2021, we approved a $250,000 bonus for Mr. Bosua. The bonus was paid during April 2021.The 150,000 shares of restricted common stock issued on January 1, 2020 to Mr. Bosua were valued at the grant date market value of $1.90 per share. Mr. Bosua received a vested stock option grant from Particle for 500,000 Particle shares valued at $0.788 per share or $394,000.

(3) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Grants of Stock Based Awards in Fiscal Year Then Ended September 30, 2021

The Compensation Committee approved the following performance-based incentive compensation to the Named Executive Officers during the year ended September 30, 2021.

								All Other	All Other		Grant
								Stock Awards;	Option Awards;	Exercise	Date Fair
		Estimated Future Payouts Under			Estimated Future Payouts Under			Number of	Number of	or Base	Value of
		Non-Equity Incentive Plan			Equity Incentive Plan			Shares of	Securities	Price of	Stock
		Awards			Awards			Stock or	Underlying	Option	and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards ($/Sh)	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	(3)	Awards

Ronald P. Erickson (1)	7/2/2020	$-	$-	$-	-	-	-	-	1,200,000	$1.100	$-
	12/15/2020	$-	$-	$-	-	-	-	-	1,865,675	$1.530	$-
	12/15/2020	$-	$-	$-	-	-	-	-	1,865,675	$1.530	$-
	12/15/2020	$-	$-	$-	-	-	-	-	2,000,000	$1.530	$0.906

Phillip A. Bosua (2)	7/30/2018	$-	$-	$-	-	-	-	-	1,000,000	$1.280	$1.28
	11/4/2019	$-	$-	$-	-	-	-	-	1,200,000	$1.100	$-
	12/15/2020	$-	$-	$-	-	-	-	-	2,132,195	$1.530	$-
	12/15/2020	$-	$-	$-	-	-	-	-	2,132,200	$1.530	$-

(1) On November 4, 2019, we granted a stock option grant to Ronald P. Erickson for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vests upon uplisting to the NASDAQ or NYSE exchanges. On July 2, 2020, Particle approved stock option grants for 1,500,000 shares at $0.10 per share to Ronald P. Erickson. The stock option grants vest (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved. Mr. Erickson received a vested stock option grant from Particle for 500,000 Particle shares valued at $0.788 per share or $394,000. The remaining 1,000,000 Particle options are milestone based and expense will be recognized when the milestone is met or likely to be met. The Particle stock option grant was forfeited as of September 30, 2021. On December 15, 2020, we issued two stock option grants to Ronald P. Erickson, one for 1,865,675 shares and one for 1,865,675 shares at an exercise price of $1.53 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria. On December 15, 2020, we issued a fully vested warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is exercisable for cash or non-cash at $1.53 per share and was valued using a Black-Scholes model at $1,811,691.

(2) On November 4, 2019, we granted a stock option grant to Philip A. Bosua for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vests upon FDA approval of the UBAND blood glucose monitor. On July 2, 2020, Particle approved stock option grants for 1,500,000 shares at $0.10 per share to Phillip A. Bosua. The stock option grants vest (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved. Mr. Bosua received a vested stock option grant from Particle for 500,000 Particle shares valued at $0.788 per share or $394,000. The remaining 1,000,000 Particle options are milestone based and expense will be recognized when the milestone is met or likely to be met. The Particle stock option grant was forfeited as of September 30, 2021. On December 15, 2020, we issued two stock option grant to Phillip A. Bosua, one for 2,132,195 shares and one for 2,132,200 shares at an exercise price of $1.53 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria.

(3) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards as of Fiscal Year Then Ended September 30, 2021 and 2020

Our Named Executive Officers have the following outstanding equity awards as of September 30, 2021 and 2020.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	Exercisable	Unexerciseable	Price	Expiration
Name	(#)	(#)	($) (3)	Date

Ronald P. Erickson (1)	-	1,200,000	$1.10	11/4/2024
	-	1,865,675	$1.53	12/15/2025
	-	1,865,675	$1.53	12/15/2025
	2,000,000	-	$1.530	12/15/2025

Phillip A. Bosua (2)	1,000,000	-	$1.280	7/30/2023
	-	1,200,000	$1.100	11/4/2024
	-	2,132,195	$1.530	12/15/2025
	-	2,132,200	$1.530	12/15/2025

(1) On November 4, 2019, we granted a stock option grant to Ronald P. Erickson for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vests upon uplisting to the NASDAQ or NYSE exchanges. On July 2, 2020, Particle approved stock option grants for 1,500,000 shares at $0.10 per share to Ronald P. Erickson. The stock option grants vest (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved. Mr. Erickson received a vested stock option grant from Particle for 500,000 Particle shares valued at $0.788 per share or $394,000. The remaining 1,000,000 Particle options are milestone based and expense will be recognized when the milestone is met or likely to be met. The stock option grant was forfeited as of September 30, 2021. On December 15, 2020, we issued two stock option grants to Ronald P. Erickson, one for 1,865,675 shares and one for 1,865,675 shares at an exercise price of $1.53 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria. On December 15, 2020, we issued a fully vested warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is exercisable for cash or non-cash at $1.53 per share and was valued using a Black-Scholes model at $1,811,691.

(2) On July 30, 2018, Mr. Bosua was awarded a stock option grant for 1,000,000 shares of our common stock that was awarded at $1.28 per share. The stock option grant vests quarterly over four years.On November 4, 2019, we granted a stock option grant to Philip A. Bosua for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vests upon FDA approval of the UBAND blood glucose monitor. On July 2, 2020, Particle approved stock option grants for 1,500,000 shares at $0.10 per share to Phillip A. Bosua. The stock option grants vest (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved. Mr. Bosua received a vested stock option grant from Particle for 500,000 Particle shares valued at $0.788 per share or $394,000. The remaining 1,000,000 Particle options are milestone based and expense will be recognized when the milestone is met or likely to be met. The Particle stock option grant was forfeited as of September 30, 2021. On December 15, 2020, we issued two stock option grant to Phillip A. Bosua, one for 2,132,195 shares and one for 2,132,200 shares at an exercise price of $1.53 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria.

(3) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Option Exercises and Stock Vested

Our Named Executive Officers did not have any option exercises during the year ended September 30, 2021 and 2020.

Pension Benefits

We do not provide any pension benefits.

Nonqualified Deferred Compensation

We do not have a nonqualified deferral program.

Employment Agreements

We have an employment agreement with each of Ronald P. Erickson and Phillip A. Bosua, which are summarized in tabular format below.

Potential Payments upon Termination or Change in Control

We have the following potential payments upon termination or change in control with Ronald P. Erickson:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 9/30/2021	on 9/30/2021	on 9/30/2021	on 9/30/2021	on 9/30/2021
Compensation:
Base salary (1)	$-	$-	$300,000	$300,000	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options (2)	$-	$-	$7,028,966	$7,028,966	$-

Benefits and Perquisites:
Health and welfare benefits (3)	$-	$-	$25,938	$25,938	$-
Accrued vacation pay	$-	$-	$124,615	$124,615	$-

Total	$-	$-	$7,479,519	$7,479,519	$-

(1)	Reflects a salary for twelve months.
(2)	Reflects the vesting of stock option grants.
(3)	Reflects the cost of medical benefits for eighteen months.

We have the following potential payments upon termination or change in control with Phillip A. Bosua:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	Termination	Retirement	Termination	Termination	or Death
Compensation:	on 9/30/2021	on 9/30/2021	on 9/30/2021	on 9/30/2021	on 9/30/2021
Base salary (1)	$-	$-	$350,000	$350,000	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options (2)	$-	$-	$9,124,524	$9,124,524	$-

Benefits and Perquisites:
Health and welfare benefits (3)	$-	$-	$25,956	$25,956	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$9,500,481	$9,500,481	$-

(1)	Reflects a salary for twelve months.
(2)	Reflects the vesting of stock option grants.
(3)	Reflects the cost of medical benefits for eighteen months.

We do not have any potential payments upon termination or change in control with our other Named Executive Officers.

DIRECTOR COMPENSATION

We primarily use stock options grants to incentive compensation to attract and retain qualified candidates to serve on the Board. This compensation reflected the financial condition of the Company. In setting director compensation, we consider the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by our members of the Board. During the year ended September 30, 2021, Ronald P. Erickson and Phillip A. Bosua did not receive any compensation for his service as a director. The compensation disclosed in the Summary Compensation Table on page 38 represents the total compensation for Mr. Erickson and Mr. Bosua.

Compensation Paid to Board Members

Our independent non-employee directors are not compensated in cash. The only compensation generally has been in the form of stock awards. There is no formal stock compensation plan for independent non-employee directors. Our non-employee directors received the following compensation during the year ended September 30, 2021.

	Stock	Option	Other
Name	Awards	Awards (4)	Compensation	Total
Jon Pepper (1)	$60,000	$31,392	$-	$91,392
Ichiro Takesako (2)	60,000	31,392	-	91,392
William A. Owens (3)	60,000	31,392	-	91,392

Total	$180,000	$94,176	$-	$274,176

(1) The stock award for 30,000 shares was issued on January 15, 2021 to Jon Pepper and was valued at $2.00 per share. The stock option grant for 20,000 shares of common stock was issued on January 15, 2021 to Mr. Pepper and was valued at the black scholes value of $1.570 per share.

(2) The stock award for 30,000 shares was issued on January 15, 2021 to Ichiro Takesako and was valued at $2.00 per share. The stock option grant for 20,000 shares of common stock was issued on January 15, 2021 to Mr. Takesako and was valued at the black scholes value of $1.570 per share.

(3) The stock award for 30,000 shares was issued on January 15, 2021 to William A. Owens and was valued at $2.00 per share. The stock option grant for 20,000 shares of common stock was issued on January 15, 2021 to Mr. Owens and was valued at the black scholes value of $1.570 per share.

(4) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of September 30, 2021 by:

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

	Shares Beneficially Owned
	Amount	Percentage
Directors and Officers-
Ronald P. Erickson (1)	10,093,365	23.0%
Phillip A. Bosua (2)	3,817,500	10.6%
Jon Pepper (3)	455,500	1.3%
Ichiro Takesako (4)	172,500	0.5%
William A. Owens (5)	833,750	2.4%
Total Directors and Officers (5 in total)	15,372,615	43.7%

* Less than 1%.

(1) Reflects 1,462,435 shares of shares of common stock beneficially owned by Ronald P. Erickson or entities controlled by Mr. Erickson and warrants to purchase 3,894,666 shares of our common stock that are exercisable within 60 day and 4,736,264 shares of our common stock related to convertible debt that are exercisable within 60 days.

(2) Reflects 3,005,000 shares of shares of common stock beneficially owned by Phillip A. Bosua and vested stock option grants to purchase 812,500 shares of our common stock that are exercisable within 60 days.

(3) Reflects 358,000 shares beneficially owned by Jon Pepper, vested stock option grant to purchase 52,500 shares of our common stock and 45,000 warrants to purchase shares of our common stock that are exercisable within 60 days.

(4) Reflects 100,000 shares beneficially owned by Ichiro Takesako, vested stock option grant to purchase 52,500 shares of our common stock and 20,000 warrants to purchase shares of our common stock that are exercisable within 60 days.

(5) Reflects 582,500 shares of common stock beneficially owned by William A Owens and warrants to purchase 251,250 shares of our common stock that are exercisable within 60 days.

	Shares Beneficially Owned
	Amount	Percentage
Greater Than 5% Ownership

Clayton A. Struve (1)	19,511,071	36.2%

	Blocker at 4.99%

Ronald P. Erickson (2)	10,093,365	23.0%

Phillip A. Bosua (3)	3,817,500	10.6%

Dale Broadrick (4)	1,825,508	5.1%

(1) Reflects 849,000 shares beneficially owned by Clayton A. Struve. This total also includes 6,269,715 warrants to purchase shares of our common stock, 8,108,356 shares related to the conversion of preferred stock into our common stock and 4,284,000 shares related to the conversion of debt into our common stock. The 5,769,715 of warrants and all of the preferred stock and convertible debt are currently priced at $0.25 per share, subject to adjustment. Warrants of 500,000 shares related to the offering are currently priced at $1.20 per share, subject to adjustment. Mr. Struve is subject to a 4.99% blocker. The address of Mr. Struve is 175 West Jackson Blvd., Suite 440, Chicago, IL 60604.

(2) Reflects 1,462,435 shares of shares of common stock beneficially owned by Ronald P. Erickson or entities controlled by Mr. Erickson and warrants to purchase 3,894,666 shares of our common stock that are exercisable within 60 day and 4,736,264 shares of our common stock related to convertible debt that are exercisable within 60 days. The address of Mr. Erickson is 500 Union Street, Suite 810, Seattle, WA 98101.

(3) Reflects 3,005,000 shares of shares of common stock beneficially owned by Phillip A. Bosua and vested stock option grants to purchase 812,500 shares of our common stock that are exercisable within 60 days. The address of Mr. Bosua is 500 Union Street, Suite 810, Seattle, WA 98101.

(4) Reflects the shares beneficially owned by Dale Broadrick. This total includes 1,239,286 shares, 150,000 shares of our common stock related to convertible debt and a total of 436,222 warrants to purchase shares of our common stock that are exercisable within 60 days. The address of Dale Broadrick is 3003 Brick Church Pike, Nashville, Tennessee.

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

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Since October 1, 2019, we have engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities and affiliates, or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

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

See Notes 7, 9, 11 and 15 for related party transactions with Clayton A. Struve.

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

The Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. On November 8, 2021, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to March 31, 2022.

Mr. Struve invested $1,000,000 in the Debt Offering which closed in May 2019. On March 18, 2020, Mr. Struve received 1,080,000 shares of common stock related to the automatic conversion of the $1,000,000 invested in the Debt Offering.

Related Party Transactions with Ronald P. Erickson

See Notes 9, 10, 11, 12 and 15 for related party transactions with Ronald P. Erickson.

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

On June 1, 2020, Mr. Erickson received a salary of $10,000 per month for work on Particle, Inc. This salary was cancelled as of August 15, 2021.

On July 2, 2020, Particle issued a stock option grant for 1,500,000 shares at $0.10 per share to Ronald P. Erickson. The stock option grant vests (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved. The stock option grant was forfeited as of September 30, 2021.

On December 15, 2020, we issued a fully vested warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is exercisable for cash or non-cash at $1.53 per share and was valued using a Black-Scholes model at $1,811,691.

On December 15, 2020, we issued two stock option grants to Ronald P. Erickson, one for 1,865,675 shares and one for 1,865,675 shares at an exercise price of $1.53 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria.

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $421,599 and $597,177 as of September 30, 2021 and 2020, respectively.

During the year ended September 30, 2021, we paid $272,500 of salaries to Mr. Erickson that were previously accrued and reported but were deferred.

On September 30, 2021, the Company approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to March 31, 2022.

Related Party Transaction with Phillip A. Bosua

See Notes 9, 10, 11 and 12 for related party transactions with Phillip A. Bosua.

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

On June 1, 2020, Mr. Bosua received a salary of $10,000 per month for work on Particle, Inc. This salary was cancelled as of August 15, 2021.

On July 2, 2020, Particle issued a stock option grant for 1,500,000 shares at $0.10 per share to Philip A. Bosua. The stock option grant vests (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved. The stock option grant was forfeited as of September 30, 2021.

On December 15, 2020, we issued two stock option grant to Phillip A. Bosua, one for 2,132,195 shares and one for 2,132,200 shares at an exercise price of $1.53 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria.

On March 18, 2021, we approved a $250,000 bonus for Mr. Bosua. The bonus was paid during April 2021.

Stock Issuances and Cancellations to Named Executive Officers and Directors

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

On January 15, 2021, we issued 30,000 shares each to three directors shares at an exercise price of $2.00 per share.

On January 15, 2021, we issued 20,000 warrants to purchase common stock each to three directors shares at $2.00 per share. The warrants expire on January 15, 2026.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company’s financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended September 30, 2021, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged BPM LLP to perform an annual audit of our financial statements for the fiscal year ended September 30, 2021 and 2020. The following is the breakdown of aggregate fees for the last two fiscal years. Another tax firm prepares our tax returns.

	Year Ended	Year Ended
	September 30, 2021	September 30, 2020
Audit fees	$107,000	$178,325
Audit related fees	67,410	48,150
Tax fees	-	14,150
All other fees	22,470	14,615

	$196,880	$255,240

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

Based solely on a review of copies of reports furnished to us, as of September 30, 2021 our executive officers, directors and 10% holders complied with all filing requirements except as follows:

Phillip A. Bosua filed a Form 4 on December 21, 2020 that was required to be filed on December 18, 2020.

Ronald P. Erickson filed a Form 4 on December 21, 2020 that was required to be filed on December 18, 2020.

Ichiro Takesako filed a Form 4 on March 1, 2021 that was required to be filed on February 18, 2021.

Ichiro Takesako filed a Form 4 on September 30, 2021 that was required to be filed on August 27, 2021.

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

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

Exhibit No.	Description
3.1	Restatement of the Articles of Incorporation dated September 13, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K/A2, filed September 17, 2013)
3.2	Second Amended and Restated Bylaws, dated October 15, 2021, (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 7, 2021)
3.3	Certificate of Amendment to the Restatement of the Articles of Incorporation dated June 11, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 17, 2015)
3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 11, 2016)
3.5	Form of Series C Convertible Preferred Stock 2016 (incorporated by reference to the Company’s Registration Statement on Form S-1, filed September 1, 2016)
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

3.12	Certificate of Designation of Series F Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 3, 2018)
3.13	Certificate of Amendment to Articles of Incorporation dated December 6, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 7, 2021)
4.1	Know Labs, Inc. Equity Incentive Plan (incorporated by reference to the Company’s Form S- 8 Filed December 10, 2021)
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

10.14	Amendment 6 dated September 27, 2021 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP. Filed herewith.
10.15	Amendment 6 dated September 27, 2021 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP. Filed herewith.
10.16	Amendment 6 dated November 8, 2021 to Senior Secured Convertible Redeemable Note dated September 30, 2016 by and between Know Labs, Inc. and Clayton A. Struve. Filed herewith.
10.17	Amendment 6 dated November 8, 2021 to Senior Secured Convertible Redeemable Note dated August 14, 2017 by and between Know Labs, Inc. and Clayton A. Struve. Filed herewith.
10.18	Amendment 6 dated November 8, 2021 to Senior Secured Convertible Redeemable Note dated December 12, 2017 by and between Know Labs, Inc. and Clayton A. Struve. Filed herewith.
10.19	Amendment 5 dated November 8, 2021 to Senior Secured Convertible Redeemable Note dated February 28, 2018 by and between Know Labs, Inc. and Clayton A. Struve. Filed herewith.
14.1	Code of Ethics dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
16.1	Letter dated October 4, 2019 from SD Mayer and Associates, LLP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 8, 2019)
21.1	Subsidiaries of the Registrant. Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
99.2	Compensation Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
99.3	Nominations and Corporate Governance Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*Filed Herewith. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

+ Furnished Herewith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Know Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Know Labs, Inc. and subsidiaries (the Company) as of September 30, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended September 30, 2021 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Convertible Notes Payable

As described in Note 7 to the consolidated financial statements, the Company has entered into rounds of financing for the issuance of convertible notes with attached warrants. The convertible note agreements contain conversion and redemption features that may be considered derivative instruments. The redemption feature that may be considered a derivative instrument is the following: Mandatory Conversion on Qualified Financing. Each Holder will be required to convert the Note into a Qualified Financing at a conversion price per share equal to the lower of (i) $2.00 or (ii) a twenty-five percent (25%) discount to the price per share paid by investors in such Qualified Financing. This mandatory conversion shall be automatic and Holder will receive a number of shares based on the conversion price for the principal amount of the note and unpaid interest. The 25% discount (redemption feature) is considered a derivative liability. Management concluded that the accounting impact is negligible as the probability that a qualified financing will take place before maturity date is remote and the redemption feature value was nominal based upon the stock price as of September 30, 2021.

The principal considerations for our determination that performing procedures relating to convertible notes is a critical audit matter are the significant amount of judgement by management in developing the assumptions of the attached redemption features, which in turn led to significant auditor judgement, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to proper classification and valuation of this feature.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included analyzing the convertible note agreements, performing technical research and relying on authoritative guidance to evaluate the treatment for the redemption feature and management’s conclusion. The procedures also included, among others, evaluating and discussing with management the Company’s current liquidity position and their intentions to undertake a qualified financing prior to the maturity dates of the convertible notes, recalculating the value of the conversion and redemption features in the convertible notes based upon the stock price at September 30, 2021 and the length of time until maturity of the convertible notes.

/s/ BPM LLP

BPM LLP

We served as the Company’s auditor since October 2019

Walnut Creek, California

December 21, 2021

KNOW LABS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	September 30, 2020
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,258,218	$4,298,179
Total current assets	12,258,218	4,298,179

PROPERTY AND EQUIPMENT, NET	328,504	128,671

OTHER ASSETS
Intangible assets	-	101,114
Other assets	13,767	25,180
Operating lease right of use asset	289,002	129,003

TOTAL ASSETS	$12,889,491	$4,682,147

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$419,093	$493,497
Accrued expenses	893,137	401,178
Accrued expenses - related parties	421,599	591,600
Convertible notes payable, net	9,191,155	3,967,578
Simple Agreements for Future Equity	-	785,000
Notes payable- PPP loans, current	431,803	-
Current portion of operating lease right of use liability	112,371	108,779
Total current liabilities	11,469,158	6,347,632

NON-CURRENT LIABILITIES:
Notes payable- PPP loans	-	226,170
Operating lease right of use liability, net of current portion	178,170	23,256
Total non-current liabilities	178,170	249,426

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at 9/30/2021 and 9/30/2020, respectively	-	-
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized, 1,785,715 shares issued and outstanding at 9/30/2021 and 9/30/2020, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 1,016,014 shares authorized, 1,016,004 shares issued and outstanding at 9/30/2021 and 9/30/2020, respectively	1,015	1,015
Common stock - $0.001 par value, 100,000,000 shares authorized, 35,166,551 and 24,804,874 shares issued and outstanding at 9/30/2021 and 9/30/2020, respectively	35,168	24,807
Additional paid in capital	82,530,684	54,023,758
Accumulated deficit	(81,326,494)	(55,966,281)
Total stockholders' equity (deficit)	1,242,163	(1,914,911)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,889,491	$4,682,147

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	September 30, 2021	September 30, 2020

REVENUE	$-	$121,939
COST OF SALES	-	69,726
GROSS PROFIT	-	52,213
RESEARCH AND DEVELOPMENT EXPENSES	3,969,972	2,033,726
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,476,176	4,844,415
OPERATING LOSS	(10,446,148)	(6,825,928)

OTHER INCOME (EXPENSE):
Interest expense	(14,914,065)	(6,094,682)
Other income	-	65,769
(Loss) on debt settlements	-	(707,800)
Total other (expense), net	(14,914,065)	(6,736,713)

LOSS BEFORE INCOME TAXES	(25,360,213)	(13,562,641)

Income tax expense	-	-

NET LOSS	$(25,360,213)	$(13,562,641)

Basic and diluted loss per share	$(0.86)	$(0.62)

Weighted average shares of common stock outstanding- basic and diluted	29,370,596	21,791,058

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series C Convertible		Series D Convertible				Additional		Total Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of September 30, 2019	1,785,715	$1,790	1,016,004	$1,015	18,366,178	$18,366	$39,085,179	$(42,403,640)	$(3,297,290)
Stock compensation expense - employee options	-	-	-	-	-	-	1,702,085	-	1,702,085
Stock option exercise	-	-	-	-	73,191	73	(73)	-	-
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	4,581,917	4,585	4,591,952	-	4,596,537
Beneficial conversion feature (Note 7)	-	-	-	-	-	-	3,766,074	-	3,766,074
Issuance of warrants to debt holders (Note 7)	-	-	-	-	-	-	1,824,998	-	1,824,998
Issuance of warrants for services related to debt offering (Note 7)	-	-	-	-	-	-	975,326	-	975,326
Issuance of common stock for services	-	-	-	-	550,000	550	1,044,450	-	1,045,000
Issuance of common stock for exercise of warrants	-	-	-	-	733,588	733	84,267	-	85,000
Issuance of shares related to Settlement and Mutual Release and Subscription Agreements	-	-	-	-	500,000	500	949,500	-	950,000
Net loss	-	-	-	-	-	-	-	(13,562,641)	(13,562,641)
Balance as of October 1, 2020	1,785,715	1,790	1,016,004	1,015	24,804,874	24,807	54,023,758	(55,966,281)	(1,914,911)
Stock compensation expense - employee options	-	-	-	-	-	-	1,028,522	-	1,028,522
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	6,090,660	6,091	6,091,968	-	6,098,058
Beneficial conversion feature (Note 7)	-	-	-	-	-	-	9,769,683	-	9,769,683
Issuance of warrants to debt holders (Note 7)	-	-	-	-	-	-	4,439,317	-	4,439,317
Issuance of warrants for services related to debt offering (Note 7)	-	-	-	-	-	-	1,667,281	-	1,667,281
Issuance of common stock for services	-	-	-	-	97,000	97	202,723	-	202,820
Issuance of warrant for services	-	-	-	-	-	-	2,547,436	-	2,547,436
Issuance of common stock for exercise of warrants	-	-	-	-	3,676,542	3,675	1,309,528	-	1,313,203
Issuance of common stock for stock option exercises	-	-	-	-	16,875	17	23,327	-	23,344
Issuance of shares and warrants for conversion of Simple Agreements for Future Equity	-	-	-	-	480,600	481	1,427,141	-	1,427,622
Net loss	-	-	-	-	-	-	-	(25,360,213)	(25,360,213)
Balance as of September 30, 2021	1,785,715	$1,790	1,016,004	$1,015	35,166,551	$35,168	$82,530,684	$(81,326,494)	$1,242,163

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	September 30, 2021	September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,360,213)	$(13,562,641)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	200,807	242,987
Issuance of capital stock for services and expenses	202,820	1,045,000
Stock based compensation- warrants	2,547,436	-
Stock based compensation- stock option grants	1,028,522	1,702,085
Amortization of debt discount to interest expense	13,722,672	5,662,690
Right of use, net	(1,493)	422
Loss on sale of assets	-	4,663
Loss (gain) on debt settlement	-	(117,200)
Loss related to issuance of shares for debt settlement	-	825,000
Changes in operating assets and liabilities:
Accounts receivable	-	63,049
Prepaid expenses	-	6,435
Inventory	-	7,103
Other long-term assets	11,413	(11,414)
Accounts payable - trade and accrued expenses	797,337	218,018
NET CASH (USED IN) OPERATING ACTIVITIES	(6,850,699)	(3,913,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of research and development equipment	(299,525)	(70,134)
NET CASH (USED IN) INVESTING ACTIVITIES:	(299,525)	(70,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	14,209,000	5,639,500
Payments for issuance costs from notes payable	(727,117)	(479,965)
Proceeds from Simple Agreements for Future Equity	340,000	785,000
Repayments on Simple Agreements for Future Equity	(253,800)	-
Proceeds from note payable - PPP	205,633	226,170
Proceeds from issuance of common stock for stock options exercise	23,344	-
Proceeds from issuance of common stock for warrant exercise	1,313,203	85,575
Proeeds from issuance of shares related to debt settlement	-	125,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,110,263	6,381,280

NET INCREASE N CASH AND CASH EQUIVALENTS	7,960,039	2,397,343

CASH AND CASH EQUIVALENTS, beginning of period	4,298,179	1,900,836

CASH AND CASH EQUIVALENTS, end of period	$12,258,218	$4,298,179

Supplemental disclosures of cash flow information:
Interest paid	$18,800	$-
Taxes paid	$-	$1,922

Non-cash investing and financing activities:
Beneficial conversion feature	$9,769,683	$3,766,074
Issuance of warrants to debt holders	$4,439,317	$1,824,998
Issuance of warrants for services related to debt offering	$1,667,281	$975,326
Cashless warrant exercise (fair value)	$515,975	$111,554
Cashless stock options exercise (fair value)	$-	$18,298
Conversion of debt offering	$5,638,275	$4,245,448
Conversion of accrued interest	$460,185	$351,089
Issuance of shares and warrants for conversion of Simple Agreements for Future Equity	$1,427,141	$-

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Know Labs, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 1998. The Company has authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value 0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share. At the annual shareholder meeting held on October 15, 2021, our authorized shares of common stock was increased to 200,000,000 shares of voting common stock, par value $0.001 per share.

The Company is focused on the development and commercialization of proprietary biosensor technologies which, when paired with our AI deep learning platform, are capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify and measure the unique “signature” of said materials or analytes. The Company calls these our “Bio-RFID™” technology platform when pertaining to radio and microwave spectroscopy; and “ChromaID” technology platform when pertaining to optical spectroscopy. The data obtained with the Company’s biosensor technology is analyzed with our trade secret algorithms which are driven by our AI Deep Learning platform.

ChromaID is the first technology developed and patented by the Company. For the past several years, the Company has focused upon extensions and new patentable inventions that are derived from and extend beyond our ChromaID technology and intellectual property. The Company calls this technology platform Bio-RFID. The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our Company as we work to create revenue generating products for the marketplace. Today, the primary focus of the Company is on its Bio-RFID technology, its commercialization and development of related patent assets. Through its wholly owned subsidiary corporations the Company works to exploit additional opportunities and markets that its broad intellectual property and trade secret portfolio addresses.

On April 30, 2020, the Company approved and ratified the incorporation of Particle, Inc. Particle is focused on the development and commercialization of our extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains the parent company’s singular focus. Since incorporation, Particle has engaged in research and development activities on threaded light bulbs that have a warm white light and can inactivate germs, including bacteria and viruses. It is now looking for partners to take the product to market.

On September 17, 2021, the Company approved and ratified the incorporation of AI Mind, Inc. AI Mind is focused on monetizing the AI Deep Learning Platform. Since incorporation it has focused on creating patterns from Company data which were sold as NFTs. The Company will continue to look for opportunities for new applications on its AI Deep Learning Platform to generate revenues to support the continued development of its non-invasive diagnostic technology.

In 2010, the Company acquired TransTech Systems, Inc. as an adjunct to the Company’s business. TransTech was a distributor of products for employee and personnel identification and authentication. TransTech historically provided substantially all of the Company’s revenues. The financial results from our TransTech subsidiary had been diminishing as vendors of their products increasingly moved to the Internet and direct sales to their customers. While it did provide our prior year revenues, it was not central to our current focus as a Company. Moreover, the Company wrote down any goodwill associated with its historic acquisition. TransTech ceased operation on June 30, 2020 and was dissolved as of September 30, 2020.

2. LIQUIDITY

The Company has cash of approximately $12,258,218 and net working capital of approximately $10,092,586 (exclusive of convertible notes payable and right of use asset and liabilities) as of September 30, 2021.The Company anticipates that it will record losses from operations for the foreseeable future. The Company believes that it has enough available cash to operate until December 2023. As of September 30, 2021, the Company’s accumulated deficit was $81,326,494. The Company has had limited capital resources and intends to seek additional cash via equity and debt offerings. .

On March 15, 2021, the Company closed private placement for gross proceeds of $14,209,000 in exchange for issuing 8% Subordinated Convertible Notes and 3,552,250 Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The Convertible Notes and accrued interest will be automatically converted to Common Stock at $2.00 per share on the one year anniversary starting on March 15, 2022.

See Note 15 for discussion of transactions subsequent to September 30, 2021 that generated additional cash for the Company.

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

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, TransTech Systems, Inc. and RAAI Lighting, Inc., and Particle, Inc. Inter-Company items and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. At September 30, 2021 and 2020, the Company had uninsured deposits in the amount of $12,008,228 and $4,048,179, respectively.

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

The Company’s current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, the Company conducts on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. The Company also is actively involved in identifying new applications. The Company’s current internal team along with outside consultants has considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement our internal team. The Company believes that continued development of new and enhanced technologies is essential to our future success. The Company incurred expenses of $3,969,972 and $2,033,726 for the year ended September 30, 2021 and 2020, respectively, on development activities.

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the years ended September 30, 2021 and 2020 were $329,375 and $230,844, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of September 30, 2021 and 2020 are based upon the short-term nature of the assets and liabilities.

The Company has a money market account which is considered a level 1 asset. The balance as of September 30, 2021 and 2020 was $12,217,714 and $4,252,959, respectively.

Derivative Financial Instruments –Pursuant to ASC 815 “Derivatives and Hedging”, the Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company then determines if embedded derivative must be bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company determined that the conversion features for purposes of bifurcation within its currently outstanding convertible notes payable were immaterial and there was no derivative liability to be recorded as of September 30, 2021 and 2020.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2021, the Company had 35,166,551 shares of common stock issued and outstanding. As of September 30, 2021, there were options outstanding for the purchase of 15,315,120 common shares (including unearned stock option grants totaling 11,775,745 shares related to performance targets), warrants for the purchase of 22,564,255 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 16,124,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 7,104,500 common shares at the current price of $2.00 per share) reserved and are issuable upon conversion of convertible debentures of $16,464,066. All of which could potentially dilute future earnings per share but are excluded from the September 30, 2021, calculation of net loss per share because their impact is antidilutive.

As of September 30, 2020, there were options outstanding for the purchase of 4,805,000 common shares (including unearned stock option grants totaling 2,630,000 shares related to performance targets), warrants for the purchase of 20,016,367common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 14,659,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 5,639,500 common shares at the current price of $1.00 per share) and are issuable upon conversion of convertible debentures of $7,894,566. All of which could potentially dilute future earnings per share but excluded from the September 30, 2020 calculation of net loss per share because their impact is antidilutive.

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the years ended September 30, 2021 and 2020 and comprehensive loss for those periods.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard is effective for the Company on October 1, 2021. Adoption of the ASU is not expected to impact the Company’s financial position, results of operations or cash flows.

Based on the Company’s review of accounting standard updates issued since the filing of the 2021 Form 10-K, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a significant impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4. FIXED ASSETS

Property and equipment as of September 30, 2021 and 2020 was comprised of the following:

	Estimated Useful Lives	September 30, 2021	September 30, 2020
Machinery and equipment	2-3 years	$654,798	$355,272
Leasehold improvements	5 years	3,612	3,612
Furniture and fixtures	5 years	26,855	26,855
Less: accumulated depreciation		(356,761)	(257,068)
		$328,504	$128,671

Total depreciation expense was $99,693 and $69,655 for the year ended September 30, 2021 and 2020, respectively. All equipment is used for general and administrative purposes and accordingly all depreciation is classified in general and administrative expenses.

5. INTANGIBLE ASSETS

Intangible assets as of September 30, 2021 and 2020 consisted of the following:

	Estimated	September 30,	September 30,
	Useful Lives	2021	2020

Technology	3 years	$520,000	$520,000
Less: accumulated amortization		(520,000)	(418,886)
Intangible assets, net		$-	$101,114

Total amortization expense was $101,114 and $173,332 for the years ended September 30, 2021 and 2020, respectively.

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

6. LEASES

The Company has entered into operating leases for office and development facilities. These leases have terms which range from two to three years and include options to renew. These operating leases are listed as separate line items on the Company’s September 30, 2021 and 2020 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company’s September 30, 2021 and 2020 Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $291,000 as of September 30, 2021. Operating lease right-of-use assets and liabilities commencing after October 1, 2018 are recognized at commencement date based on the present value of lease payments over the lease term. During years ended September 30, 2021 and 2020, the Company had three leases expire and recognized the rent payments as an expense in the current period. As of September 30, 2021 and September 30, 2020, total operating lease liabilities for remaining long term lease was approximately $290,000 and $132,000, respectively. In the year ended September 30, 2021 and 2020, the Company recognized approximately $139,643 and $136,718, respectively in total lease costs for the leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating right-of-use assets and related lease liabilities as of and for the year ended September 30, 2021 was as follows:

Cash paid for ROU operating lease liability $139,643

Weighted-average remaining lease term 28 months

Weighted-average discount rate 7%

The minimum future lease payments as of September 30, 2021 are as follows:

Years Ended September 30,	$
2022	$128,987
2023	107,662
2024	73,095
2025	-
2026	-
Total Remaining Payments	309,744
Of which Imputed Interest	(19,203)
Total Lease Liability	$290,541

7. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible notes payable as of September 30, 2021 and 2020 consisted of the following:

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. The Company recorded accrued interest of $79,062 and $71,562 as of September 30, 2021 and 2020, respectively. On December 23, 2020, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to March 31, 2021. On November 8, 2021, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to March 31, 2022.

Mr. Struve also invested $1,000,000 in the May 2019 Convertible Debt Offering and such note was converted to common stock in May 2020.

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $216,246 and $145,202 as of September 30, 2021 and 2020, respectively. On September 30, 2021, the Company approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to March 31, 2022.

Convertible Debt Offering

Beginning in 2019, the Company entered into series of debt offerings with similar and consistent terms. The Company issued Subordinated Convertible Notes and Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The notes are convertible into one share of common stock for each dollar invested in a Convertible Note Payable and automatically convert to common stock after one year. The convertible notes contain terms and conditions which are deemed to be a Beneficial Conversion Feature (BCF). Warrants are issued to purchase common stock with exercise prices of $1.20 and $2.40 per share and the number of warrants are equal to 50% of the convertible note balance. The Company compensates the placement agent with a cash fee and warrants. Through December 31, 2021, the Company has raised approximately $24 million through these offerings, of which $14,209,000 and $5,639,500 were raised in the years ended September 30, 2021 and 2020, respectively.

The Convertible Notes issued during the year ended September 30, 2021 are initially convertible into 7,104,500 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 3,552,250 shares of Common Stock.

The fair value of the Warrants issued to debt holders during the year ended September 30, 2021 was $4,439,317 on the date of issuance and will be amortized over the one-year term of the Convertible Notes. The fair value of the warrants was recorded as debt discount (with an offset to APIC) and will be amortized over the one-year term of the Convertible Notes.

In connection with the debt offering during the year ended June 30, 2021, the placement agent for the Convertible Notes and the Warrants received a cash fee of $727,117 and warrants to purchase 492,090 shares of the Company’s common stock, all based on 2-8% of gross proceeds to the Company. The warrants issued for these services had a fair value of $1,667,281 at the date of issuance. The fair value of the warrants was recorded as debt discount (with an offset to APIC) and will be amortized over the one-year term of the Convertible Notes. The $727,117 cash fee was recorded as issuance costs and will be amortized over the one-year term of the related Convertible Notes.

During the years ended September 30, 2021 and 2020, the Company recorded a debt discount of $9,769,683 and $3,766,074 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the one-year term of the Convertible Notes.

During the year ended September 30, 2021, the Company issued 6,091,960 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2020. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on October 17, 2020.

During the year ended September 30, 2021 and 2020, amortization related to the debt offerings of $13,256,250 and $5,662,690 of the beneficial conversion feature, warrants issued to debt holders and placement agent was recognized as interest expense in the consolidated statements of operations.

Convertible notes payable as of September 30, 2021 and 2020 are summarized below:

	September 30, 2021	September 30, 2020
Convertible note- Clayton A. Struve	$1,071,000	$1,071,000
Convertible note- Ronald P. Erickson and affiliates	1,184,066	1,184,066
2019 Convertible notes	4,242,490	4,242,490
2020 Convertible notes	5,639,500	5,639,500
Q2 2021 Convertible notes	14,209,000	-
Boustead fee refund (originally booked as contra debt)	50,000	50,000
Less conversions of notes	(9,881,990)	(4,242,490)
Less debt discount - BCF	(4,308,337)	(2,127,894)
Less debt discount - warrants	(1,957,590)	(1,025,512)
Less debt discount - warrants issued for services	(1,056,984)	(823,582)
	$9,191,155	$3,967,578

Note Payable-PPP Loans

On April 30, 2020, the Company received $226,170 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of September 30, 2021 and 2020, the Company recorded interest expense of $3,222 and $960, respectively. The Company utilized the funds in accordance with the legal requirements and expects this loan to be forgiven. Until the loan is legally forgiven, the loan balance will outstanding. The Company filed the application for the loan forgiveness during the three months ended December 31, 2021 and the Company is expecting approval by the SBA.

On February 1, 2021, the Company received $205,633 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of September 30, 2021, the Company recorded interest expense of $1,268. The Company utilized the funds in accordance with the legal requirements and expects this loan to be forgiven. Until the loan is legally forgiven, the loan balance will be outstanding. The Company filed the application for the loan forgiveness during the three months ended December 31, 2021 and the Company is expecting approval by the SBA.

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

Through August 9, 2021, $1,125,000 has been raised through the sale of SAFE instruments. On this date, certain investors elected to convert their SAFE instruments balance and accrued interest into Know Labs common stock. The Company issued 480,600 shares of common stock at an average price of $2.00 per share or $961,200 related to the conversion into the Company’s common shares. The exercise price was below the fair market value of Know Labs stock, as such the Company recorded a beneficial conversion feature of $72,090.

The Company also issued five year warrants to these investors for 240,000 shares of the Company’s common stock. The warrants are exercisable at $2.40 per share. The warrants were valued at $1.641 per share or $394,332 and were expensed during the current year The Company repaid $253,800 to investors that elected to redeem their SAFE instruments for cash.

The Company recorded interest expense of $90,000 and paid $54,108 to Boustead Securities LLC in fees during the year ended

September 30, 2021 related to this transaction. The Company also issued a five year warrant to Boustead Securities LLC for 43,254 shares of the Company’s common stock. The warrant is exercisable at $2.40 per share and was valued at $1.641 per share or $70,980.

9. EQUITY

Authorized Capital Stock

The Company has authorized 105,000,000 shares of capital stock, of which 100,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares of preferred stock, par value $0.001 per share. At the annual shareholder meeting held on October 15, 2021, our authorized shares of common stock was increased to 200,000,000 shares of voting common stock, par value $0.001 per share. We have authorized 5,000,000 are shares of preferred stock, par value $0.001 per share.

As of September 30, 2021, we had 35,166,551 shares of common stock issued and outstanding, held by 163 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names, is approximately 3,600. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted. Stockholders do not have any preemptive rights to acquire additional securities issued by the Company. As of September 30, 2021, there were options outstanding for the purchase of 15,315,120 common shares (including unearned stock option grants totaling 11,775,745 shares related to performance targets), warrants for the purchase of 22,564,255 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 16,124,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 7,104,500 common shares at the current price of $2.00 per share) reserved and are issuable upon conversion of convertible debentures of $16,464,066. All of which could potentially dilute future earnings per share but are excluded from the September 30, 2021, calculation of net loss per share because their impact is antidilutive.

Series C and D Preferred Stock and Warrants

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. On September 30, 2021 and 2020 there are 1,785,715 Series C Preferred shares outstanding. On January 5, 2021, the Company extended the warrant expiration date to August 4, 2023.

As of September 30, 2021 and 2020, the Company has $750,000 of Series D Preferred Stock outstanding with Clayton A. Struve, an accredited investor. On August 14, 2017, the price of the Series D Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. The Series D Preferred Stock is convertible into shares of common stock at a price of $0.25 per share or by multiplying the number of Series D Preferred Stock shares by the stated value and dividing by the conversion price then in effect, subject to certain diluted events, and has the right to vote the number of shares of common stock the Series D Preferred Stock would be issuable on conversion, subject to a 4.99% blocker. The Preferred Series D has an annual yield of 8% The Series D Preferred Stock is convertible into shares of common stock at a price of $0.25 per share or by multiplying the number of Series D Preferred Stock shares by the stated value and dividing by the conversion price then in effect, subject to certain diluted events, and has the right to vote the number of shares of common stock the Series D Preferred Stock would be issuable on conversion, subject to a 4.99% blocker. The Preferred Series D has an annual yield of 8% if and when dividends are declared.

Series F Preferred Stock

On August 1, 2018, the Company filed with the State of Nevada a Certificate of Designation establishing the Designations, Preferences, Limitations and Relative Rights of Series F Preferred Stock. The Designation authorized 500 shares of Series F Preferred Stock. The Series F Preferred Stock shall only be issued to the current Board of Directors on the date of the Designation’s filing and is not convertible into common stock. As set forth in the Designation, the Series F Preferred Stock has no rights to dividends or liquidation preference and carries rights to vote 100,000 shares of common stock per share of Series F upon a Trigger Event, as defined in the Designation. A Trigger Event includes certain unsolicited bids, tender offers, proxy contests, and significant share purchases, all as described in the Designation. Unless and until a Trigger Event, the Series F shall have no right to vote. The Series F Preferred Stock shall remainissued and outstanding until the date which is 731 days after the issuance of Series F Preferred Stock (“Explosion Date”), unless a Trigger Event occurs, in which case the Explosion Date shall be extended by 183 days. As of September 30, 2021 and 2020, there are no Series F shares outstanding.

Securities Subject to Price Adjustments

In the future, if the Company sells its common stock at a price below $0.25 per share, the exercise price of 8,108,356 outstanding shares of Series C and D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of Convertible Notes Payable of $16,464,066 or 16,124,764 common shares (9,020,264 common shares at $0.25 per share and 7,104,500 at $2.00) and the exercise price of additional outstanding warrants to purchase 10,384,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,487,207 would adjust below $1.20 per share pursuant to the documents governing such instruments. Warrants totaling 3,954,625 would adjust below $2.40 per share pursuant to the documents governing such instruments.

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

Year Ended September 30, 2021

The Company issued 6,091,960 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2020. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on October 17, 2020.

The Company issued 3,676,542 shares of common stock at an average price of 0.582 per share related to the exercise of warrants.

The Company issued 97,000 shares related to services. The shares were valued at the fair market value of $202,820.

The Company issued 16,875 shares related to the exercise of stock option grants at $1.38 per share.

The Company issued 480,600 shares of common stock at an average price of $2.00 per share or $961,200 related to the conversion of Particle Simple Agreements for Future Equity into the Company’s common shares.

Year Ended September 30, 2020

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

Warrants to Purchase Common Stock

Year Ended September 30, 2021

The Company issued warrants to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is immediately vested and exercisable on a cash or cashless basis at $1.53 per share and was valued using a Black-Scholes model at $1,811,691.

During the year ended September 30, 2021, the Company issued warrants to five directors and service providers for 269,510 shares of common stock. The five year warrant is convertible at $1.918 per share and was valued using a Black-Scholes model at $735,745.

The Convertible Notes issued during the year ended September 30, 2021 are initially convertible into 7,104,500 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 3,552,250 shares of Common Stock.

The Company issued 3,676,542 shares of common stock at an average price of $0.582 per share related to the exercise of warrants.

Warrants to exercise 384,359 shares of common stock were forfeited at an average of $1.155 per share.

The Company also issued a five year warrant to Boustead Securities LLC for 43,254 shares of the Company’s common stock related to the conversion of Particle Simple Agreements for Future Equity into the Company’s common shares. The warrant is exercisable at $2.40 per share. The warrant was valued at $1.641 per share or $70,980.

Year Ended September 30, 2020

The following warrant transactions occurred during the year ended September 30, 2020:

During the year ended September 30, 2020, the Company issued 733,588 shares of common stock at $0.952 per share and cancelled warrants to purchase 507,560 shares of common stock at $1.120 per share to related to the exercise of warrants.

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

A summary of the warrants outstanding as of September 30, 2021 were as follows:

	September 30, 2021
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	20,016,367	$0.556
Issued	6,608,789	2.117
Exercised	(3,676,542)	(0.582)
Forfeited	(384,359)	(1.155)
Expired	-	-
Outstanding at end of period	22,564,255	$0.998
Exerciseable at end of period	22,564,255

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2021:

	September 30, 2021
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
10,829,381	1.24	$0.250	10,829,381	$0.250
847,742	0.12	1.000	847,742	1.000
6,512,207	3.32	1.20-1.85	6,512,207	1.20-1.85
4,364,925	4.50	2.00-2.40	4,364,925	2.00-2.40
10,000	1.75	4.080	10,000	4.080
22,564,255	3.49	$0.998	22,564,255	$0.998

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the year ended September 30, 2021 were as follows:

Dividend yield	0%
Expected life	3-5 years
Expected volatility	140%
Risk free interest rate	0.37%

There were vested and in the money warrants of 22,554,255 with an aggregate intrinsic value of $34,314,540.

10. STOCK INCENTIVE PLANS

Know Labs, Inc. Stock Incentive Plan

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

On October 15, 2021, at the annual shareholder meeting held on October 15, 2021, the 2021 Equity Incentive Plan was adopted and approved, increasing size of the stock available under the Stock Option Plan to 20,000,000 shares. On December 10, 2021, the Company filed a registration statement on Form S-8 that registered 34,650,120 shares issued under the 2011 Stock Incentive Plan and 2021 Equity Incentive Plan.

Year Ended September 30, 2021

During the year ended September 30, 2021, the Company issued stock option grants to seventeen employees and consultants totaling 10,650,745 shares of common stock at an average price of $1.766 per share. The stock option grants expire in five years. Stock option grants totaling 9,145,745 vest when earned based on certain performance criteria and 1,505,000 option grants vest quarterly over 4 years, with nothing vesting in the first two quarters. No stock compensation expense has been recorded through September 30, 2021 for those options with performance milestones.

During the year ended September 30, 2021, two consultants exercised stock option grants for 20,625 shares at $1.359 per share.

During the year ended September 30, 2021, an employee forfeited a stock option grant for 120,000 shares at $3.30 per share.

Year Ended September 30, 2020

The Company had the following stock option transactions during the year ended September 30, 2020:

During the year ended September 30, 2020, the Company granted stock option grants to executives, directors and consultants for 3,085,000 shares with a weighted average exercise price of $1.142 per share. The grants expire in five years and generally vest quarterly over four years. Stock option grants totaling 2,630,000 shares of common stock are performance stock option grants and are not vested until the performance is achieved. No stock compensation expense has been recorded through September 30, 2020 for those options with performance milestones.

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

There are currently 15,315,120 (including unearned stock option grants totaling 11,775,745 shares related to performance milestones) options to purchase common stock at an average exercise price of $1.565 per share outstanding as of September 30, 2021 under the 2011 Stock Incentive Plan. The Company recorded $1,028,522 and $1,702,085 of compensation expense, net of related tax effects, relative to stock options for the year ended September 30, 2021 and 2020 and in accordance with ASC 718. As of September 30, 2021, there is approximately $1,312,936, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.82 years.

Stock option activity for the years ended September 30, 2021 and 2020 was as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of September 30, 2019	4,532,668	$2.025	$9,180,369
Granted	3,085,000	1.142	3,522,400
Exercised	(73,191)	(0.250)	(18,298)
Forfeitures	(2,739,477)	(2.593)	(7,103,921)
Outstanding as of September 30, 2020	4,805,000	1.161	5,580,550
Granted	10,650,745	1.766	18,807,990
Exercised	(20,625)	(1.359)	(28,031)
Forfeitures	(120,000)	(3.300)	(396,000)
Outstanding as of September 30, 2021	15,315,120	$1.565	$23,964,509

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2021:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exerciseable	Exerciseable
$0.25	230,000	1.71	0.250	172,500	$0.250
1.10-1.25	3,074,375	3.15	1.108	445,456	1.105
1.28-1.53	9,480,745	3.58	1.499	993,750	1.307
1.79-3.67	2,530,000	4.64	2.192	108,750	1.895
	15,315,120	3.82	$1.565	1,720,456	$1.316

There stock option grants of 15,315,120 shares as of September 30, 2021 with an aggregate intrinsic value of $14,916,905.

Particle, Inc. Stock Incentive Plan

On May 21, 2020, Particle approved a 2020 Stock Incentive Plan and reserved 8,000,000 shares under the Plan. The Plan requires vesting annually over four years, with no vesting in the first two quarters.

During the year ended September 30, 2021, Particle approved a stock option grant to nine employees and consultants totaling 1,900,000 shares at an average of $0.80 per share. The stock option grant vests (i) 33.3% with the first shipment; (ii) 33.3% with $50 million in sales are achieved; and (iii) 33.4% after $200 million in sales are achieved.

During the year ended September 30, 2021, Particle approved stock option grants to employees totaling 550,000 shares at $0.80 per share. The stock option grants vest annually over four years, with no vesting in the first two quarters.

As of September 30, 2021 the 2020 Stock Incentive Plan, was terminated and all stock option grants were cancelled by the participants. The Company recorded $197,553 and $833,771 of compensation expense, net of related tax effects, relative to stock options for the years ended September 30, 2021 and 2020 and in accordance with ASC 718.

11. OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Transactions with Clayton Struve

See Notes 7, 9 and 15 for related party transactions with Clayton A. Struve.

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

The Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. On November 8, 2021, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to March 31, 2022.

Mr. Struve invested $1,000,000 in the Debt Offering which closed in May 2019. On March 18, 2020, Mr. Struve received 1,080,000 shares of common stock related to the automatic conversion of the $1,000,000 invested in the Debt Offering.

Related Party Transactions with Ronald P. Erickson

See Notes 9, 10, 12 and 15 for related party transactions with Ronald P. Erickson.

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

On June 1, 2020, Mr. Erickson received a salary of $10,000 per month for work on Particle, Inc. This salary was cancelled as of August 15, 2021.

On July 2, 2020, Particle issued a stock option grant for 1,500,000 shares at $0.10 per share to Ronald P. Erickson. The stock option grant vests (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved. The stock option grant was forfeited as of September 30, 2021.

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

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $421,599 and $597,177 as of September 30, 2021 and 2020, respectively.

During the year ended September 30, 2021, the Company paid $272,500 of salaries to Mr. Erickson that were previously accrued and reported but were deferred.

On September 30, 2021, the Company approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to March 31, 2022.

Related Party Transaction with Phillip A. Bosua

See Notes 9, 10 and 12 for related party transactions with Phillip A. Bosua.

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

On June 1, 2020, Mr. Bosua received a salary of $10,000 per month for work on Particle, Inc. This salary was cancelled as of August 15, 2021.

On July 2, 2020, Particle issued a stock option grant for 1,500,000 shares at $0.10 per share to Philip A. Bosua. The stock option grant vests (i) 33.3% upon issuance; (ii) 33.3% after the first sale; and (iii) 33.4% after one million in sales are achieved. The stock option grant was forfeited as of September 30, 2021.

On December 15, 2020, the Company issued two stock option grant to Phillip A. Bosua, one for 2,132,195 shares and one for 2,132,200 shares at an exercise price of $1.53 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria.

On March 18, 2021, the Company approved a $250,000 bonus for Mr. Bosua. The bonus was paid during April 2021.

Stock Issuances and Cancellations to Named Executive Officers and Directors

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

On April 10, 2018, we entered into an Employment Agreement with Mr. Bosua reflecting his appointment as Chief Executive Officer. The Employment Agreement is for an initial term of 12 months (subject to earlier termination) and will be automatically extended for additional 12-month terms unless either party notifies the other party of its intention to terminate the Employment Agreement with at least ninety (90) days prior to the end of the Initial Term or renewal term. Mr. Bosua was paid a base salary of $225,000 per year, received 500,000 shares of common stock valued at $0.33 per share and may be entitled to bonuses and equity awards at the discretion of the Board or a committee of the Board. The Employment Agreement provides for severance pay equal to 12 months of base salary if Mr. Bosua is terminated without “cause” or voluntarily terminates his employment for “good reason.” During the years ended September 30, 2021 and 2020, the Compensation Committee and the Board compensated Phillip A. Bosua, its Chief Executive Officer, with an annual salary of $240,000 from October 1, 2019 to May 1, 2020. May 1, 2020 to March 31, 2021, the annual compensation was $260,000. From April 1, 2021 to September 30, 2021, the annual compensation was $350,000.

The Compensation Committee and the Board of Particle, Inc. compensated Phillip A. Bosua with an annual salary of $120,000 from June 1, 2020 to August 15, 2021.

Mr. Bosua will be entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements.

If the Company terminates Mr. Bosua’s employment at any time prior to the expiration of the Term without Cause, as defined in the Employment Agreement, or if Mr. Bosua terminates his employment at any time for “Good Reason” or due to a “Disability,” Mr. Bosua will be entitled to receive (i) his Base Salary amount for one year; and (ii) medical benefits for eighteen months.

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

During the years ended September 30, 2021 and 2020, the Compensation Committee and the Board compensated Ronald P. Erickson, its Chairman of the Board and Interim Financial Officer, with an annual salary of $195,000 from October 1, 2019 to May 1, 2020. From May 1, 2020 to March 31, 2021, the annual compensation was $215,000. From April 1, 2021 to September 30, 2021, the annual compensation was $300,000. The Compensation Committee and the Board of Particle Inc. compensated Ronald P. Erickson with an annual salary of $120,000 from June 1, 2020 to August 15, 2021.

Mr. Erickson will be entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements.

If the Company terminates Mr. Erickson’s employment at any time prior to the expiration of the Term without Cause, as defined in the Employment Agreement, or if Mr. Erickson terminates his employment at any time for “Good Reason” or due to a “Disability,” Mr. Erickson will be entitled to receive (i) his Base Salary amount for one year; and (ii) medical benefits for eighteen months.

Properties and Operating Leases

The Company is obligated under the following leases for its various facilities.

Corporate Offices

On April 13, 2017, the Company leased its executive office located at 500 Union Street, Suite 810, Seattle, Washington, USA, 98101. The Company leases 943 square feet and the current net monthly payment is $3,334. The monthly payment increases approximately 3% each year and the lease expires on May 31, 2022.

Lab Facilities and Executive Offices

On February 1, 2019, the Company leased its lab facilities and executive offices located at 915 E Pine Street, Suite 212, Seattle, WA 98122. We lease 2,642 square feet and the net monthly payment at September 30, 2021 is $8,697. The monthly payment increases approximately 3% annually each year on July 1. The lease expires on June 30, 2024.

13. INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Losses arising from United States taxable operations were approximately $6.5 million and $5.1 million for the years ended September 30, 2021 and 2020.

The Company has Federal net operating loss carryforwards of approximately $43.8 million which expire in 2028-2041. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance equal to 100% of the gross deferred tax asset of approximately $9.7 million and $8.0 million was established as of September 30, 2021 and 2020.  The Company does not recognize the majority of state tax loss operating loss carryforwards as a deferred tax asset given it no longer has any operation in that state.

Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future. The Company is subject to possible tax examination for the years 2016 through 2021.

The principal components of the Company’s deferred tax assets at September 30, 2021 and 2020 are as follows:

	2021	2020
Net operating loss carryforward	$8,051,000	$6,536,000
Stock based compensation	975,000	1,196,000
Intangibles	276,000	305,000
Accruals and reserves	399,000	11,000
Total deferred tax asset	9,701,000	8,048,000
Valuation allowance	(9,701,000)	(8,048,000)
Net deferred tax assets	$-	$-
Change in valuation allowance during the year	$(1,653,000)	$(1,092,357)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended September 30, 2021 and 2020 are as follows. For the year ended September 30, 2021 and 2020, the Company’s effective tax rate differs from the federal statutory rate principally due to non deductible warrant interest expense plus an increase in the deferred tax asset valuation allowance.

	2021	2020
Income tax provision at statutory rate	-21.0%	-21.0%
Warrant interest expense	12%	9%
Change in valuation allowance	7%	9%
Prior year true up	2%	3%
Effective tax rate	0%	0%

As of September 30, 2021, there were no uncertain tax positions. Management does not anticipate any future adjustments in the next twelve months which would result in a material change to its tax position. For the years ended September 30, 2021 and 2020, the Company did not have any interest and penalties.

14. SEGMENT REPORTING

The management of the Company considers the business to currently have two operating segments (i) the development of the Bio-RFID™” and “ChromaID™” technologies; (ii) Particle, Inc. technology. ) TransTech, a distributor of products for employee and personnel identification and authentication was shut down on June 30, 2020. Particle commenced operations in the three months ended June 30, 2020.

The reporting for the year ended September 30, 2021 and 2020 was as follows (in thousands):

		Gross	Operating	Segment
Segment	Revenue	Margin	(Loss)	Assets
Year Ended September 30, 2021
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(9,373)	$12,867
Particle, Inc. technology	-	-	(1,073)	22
TransTech distribution business	-	-	-	-
Total segments	$-	$-	$(10,446)	$12,889

Year Ended September 30, 2020
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$-	$(5,481)	$4,360
Particle, Inc. technology	-	-	(1,280)	322
TransTech distribution business	122	70	(65)	-
Total segments	$122	$70	$(6,826)	$4,682

During years ended September 30, 2021 and 2020, the Company incurred non-cash expenses related to operations of $3,979,584 and $2,990,072.

15. SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to September 30, 2021, there were the following material transactions that require disclosure:

Annual Shareholder Meeting

On October 15, 2021, the Company held its annual shareholder meeting. The Company’s shareholders approved and adopted various motions as detailed in the Company’s Form 8-K that was filed with the SEC on October 19, 2021.

2021 Equity Incentive Plan

On October 15, 2021, at the annual shareholder meeting held on October 15, 2021, the 2021 Equity Incentive Plan was adopted and approved, increasing size of the stock available under the Stock Option Plan to 20,000,000 shares. On December 10, 2021, the Company filed a registration statement on Form S-8 that registered 34,650,120 shares issued under the 2011 Stock Incentive Plan and 2021 Equity Incentive Plan.

Second Amended and Restated Bylaws

On October 15, 2021, the shareholders of the Company approving the Second Amended and Restated Bylaws effective October 15, 2021.

Lease Modifications

On April 13, 2017, the Company leased its executive office located at 500 Union Street, Suite 810, Seattle, Washington, USA, 98101. The Company leases 943 square feet and the current net monthly payment is $3,334. The monthly payment increases approximately 3% each year and the lease expires on May 31, 2022. On October 31, 2021, the Company extended the lease from June 1, 2022 to May 31, 2023 at $2,986 per month.

On February 1, 2019, the Company leased its lab facilities and executive offices located at 915 E Pine Street, Suite 212, Seattle, WA 98122. The Company leases 2,642 square feet and the net monthly payment at September 30, 2021 is $8,697. The monthly payment increases approximately 3% annually each year on July 1. The lease expires on June 30, 2024. On October 11, 2021, the Company entered into First Amendment of Lease and added 1,030 square feet for year for $1,000 for $5,000 per month. The space will be utilized for clinical trials.

Extension of Convertible Promissory Notes with Clayton A. Struve

On November 8, 2021, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to March 31, 2022.

Certificate of Amendment to Articles of Incorporation

On December 6, 2021, the Company received approval from the State of Nevada for a Certificate of Amendment to the Articles of Incorporation related to the increase in the number of authorized common shares.

AI Revenue

On December 16, 2021, the Company, announced the Company’s Artificial Intelligence (AI) Deep Learning Platform has generated initial revenue of approximately $4.2 million from Non-Fungible Token (NFT) sales.

Note Payable-PPP Loans

On April 30, 2020, the Company received $226,170 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). The Company filed the application for the loan forgiveness during the three months ended December 31, 2021 and the Company is expecting approval by the SBA.

On February 1, 2021, the Company received $205,633 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). The Company filed the application for the loan forgiveness during the three months ended December 31, 2021 and the Company is expecting approval by the SBA.

Stock Option Exercises and Issuances

The Company issued 803,361 shares of common stock related to warrant and stock option exercises and received $768,830.

The Compensation committee issued stock option grants to seven employees and three consultants for 910,000 shares at an exercise price of $2.09 per share. The stock option grants expire in five years. The stock option grant vests quarterly over four years.

On December 16, 2021, the Company issued a stock option grant to Ronald P. Erickson for 1,000.000 shares at an exercise price of $2.09 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

On December 16, 2021, the Company issued a stock option grant to Phillip A. Bosua for 1,300,000 shares at an exercise price of $2.09 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

On December 16, 2021, the Company approved 30,000 shares each to three directors shares at terms to be determined during January 2022.

On December 16, 2021, the Company issued 20,000 warrants to purchase common stock each to three directors shares at terms to be determined during January 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Know Labs, Inc. (the “Registrant”) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOW LABS, INC.
(Registrant)

Date: December 21, 2021	By:	/s/ Phillip A Bosua
Phillip A. Bosua
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: December 21, 2021	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Phillip A. Bosua	Chief Executive Officer and Director (Principal Executive Officer)	December 21, 2021
Phillip A. Bosua

/s/ Ronald P. Erickson	Chairman of the Board and Interim Chief Financial Officer and Director	December 21, 2021
Ronald P. Erickson	(Principal Financial/Accounting Officer)

/s/ Jon Pepper	Director	December 21, 2021
Jon Pepper

/s/ Ichiro Takesako	Director	December 21, 2021
Ichiro Takesako

/s/ William A. Owens	Director	December 21, 2021
William A. Owens

50