Form 10-Q
period 2021-12-31
KNOW LABS, INC.
filed 2022-02-15
CIK 1074828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to ________

Commission File number 000-30262

KNOW LABS, INC.
(Exact name of registrant as specified in charter)

Nevada	90-0273142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Union Street, Suite 810, Seattle, WA USA	98101
(Address of principal executive offices)	(Zip Code)

206-903-1351

(Registrant's telephone number, including area code)

___________________________________________________

(Former name, address, and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock, $.001 par value, issued and outstanding as of February 14, 2022: 36,060,912 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ITEM 1. FINANCIAL STATEMENTS

KNOW LABS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	September 30, 2021
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,733,743	$12,258,218
Accounts receivable- related party	3,124,581	-
Total current assets	13,858,324	12,258,218

PROPERTY AND EQUIPMENT, NET	672,320	328,504

OTHER ASSETS
Other assets	13,767	13,767
Operating lease right of use asset	340,448	289,002

TOTAL ASSETS	$14,884,859	$12,889,491

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$408,508	$419,093
Accrued expenses	1,508,301	893,137
Accrued expenses - related parties	1,961,685	421,599
Convertible notes payable, net	13,375,812	9,191,155
Current portion of operating lease right of use liability	168,624	112,371
Total current liabilities	17,422,930	11,037,355

NON-CURRENT LIABILITIES:
Notes payable- PPP loans	431,803	431,803
Operating lease right of use liability, net of current portion	171,582	178,170
Total non-current liabilities	603,385	609,973

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock - $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at 12/31/2021 and 9/30/2021, respectively	-	-
Series C Convertible Preferred stock - $0.001 par value, 1,785,715 shares authorized, 1,785,715 shares issued and outstanding at 12/31/2021 and 9/30/2021, respectively	1,790	1,790
Series D Convertible Preferred stock - $0.001 par value, 1,016,014 shares authorized, 1,016,004 shares issued and outstanding at 12/31/2021 and 9/30/2021, respectively	1,015	1,015
Common stock - $0.001 par value, 200,000,000 shares authorized, 35,969,912 and 35,166,551 shares issued and outstanding at 12/31/2021 and 9/30/2021, respectively	35,971	35,168
Additional paid in capital	83,502,881	82,530,684
Accumulated deficit	(86,683,113)	(81,326,494)
Total stockholders' (deficit) equity	(3,141,456)	1,242,163

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$14,884,859	$12,889,491

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,
	December 31, 2021	December 31, 2020

REVENUE- DIGITAL ASSET SALES	$4,351,400	$-

RESEARCH AND DEVELOPMENT AND OPERATING EXPENSES-
RESEARCH AND DEVELOPMENT EXPENSES	885,752	966,861
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,216,947	2,598,732
SELLING AND TRANSACTIONAL COSTS FOR DIGITAL ASSETS	3,118,360	-
Total research and development and operating expenses	5,221,059	3,565,593
OPERATING LOSS	(869,659)	(3,565,593)

OTHER INCOME (EXPENSE):
Interest expense	(4,486,960)	(1,733,738)
Total other (expense), net	(4,486,960)	(1,733,738)

LOSS BEFORE INCOME TAXES	(5,356,619)	(5,299,331)

Income tax expense	-	-

NET LOSS	$(5,356,619)	$(5,299,331)

Basic and diluted loss per share	$(0.15)	$(0.21)
Weighted average shares of common stock outstanding- basic and diluted	35,479,073	25,208,726

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

	Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders' Equity
	Shares	$	Shares	$	Shares	$	Capital	Deficit	(Deficit)
Balance as of October 1, 2020	1,785,715	$1,790	1,016,004	$1,015	24,804,874	$24,807	$54,023,758	$(55,966,281)	$(1,914,911)
Stock compensation expense - employee options	-	-	-	-	-	-	175,442	-	175,442
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	561,600	562	561,038	-	561,600
Issuance of warrant for services to related party	-	-	-	-	-	-	1,811,691	-	1,811,691
Issuance of common stock for exercise of warrants	-	-	-	-	3,750	4	4,684	-	4,688
Net loss	-	-	-	-	-	-	-	(5,299,331)	(5,299,331)
Balance as of December 31, 2020	1,785,715	1,790	1,016,004	1,015	25,370,224	25,372	56,576,613	(61,265,612)	(4,660,822)
Balance as of October 1, 2021	1,785,715	1,790	1,016,004	1,015	35,166,551	35,168	82,530,684	(81,326,494)	1,242,163
Stock compensation expense - employee options	-	-	-	-	-		204,170	-	204,170
Issuance of common stock for exercise of warrants	-	-	-	-	801,486	801	765,685	-	766,486
Issuance of common stock for stock option exercises	-	-	-	-	1,875	2	2,342	-	2,344
Net loss	-	-	-	-	-	-	-	(5,356,619)	(5,356,619)
Balance as of December 31, 2021	1,785,715	$1,790	1,016,004	$1,015	35,969,912	$35,971	$83,502,881	$(86,683,113)	$(3,141,456)

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,
	December 31, 2021	December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,356,619)	$(5,299,331)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	41,672	64,633
Stock based compensation- warrants	-	1,811,691
Stock based compensation- stock option grants	204,170	175,442
Amortization of debt discount to interest expense	4,184,657	1,596,980
Right of use, net	(1,781)	(565)
Changes in operating assets and liabilities:
Accounts receivable- related party	(3,124,581)	-
Accounts payable - trade and accrued expenses	2,144,665	230,150
NET CASH (USED IN) OPERATING ACTIVITIES	(1,907,817)	(1,421,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of research and development equipment	(385,488)	(9,633)
NET CASH (USED IN) INVESTING ACTIVITIES:	(385,488)	(9,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Simple Agreements for Future Equity	-	55,000
Proceeds from issuance of common stock for stock options exercise	2,344	-
Proceeds from issuance of common stock for warrant exercise	766,486	4,688
NET CASH PROVIDED BY FINANCING ACTIVITIES	768,830	59,688

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,524,475)	(1,370,945)

CASH AND CASH EQUIVALENTS, beginning of period	12,258,218	4,298,179

CASH AND CASH EQUIVALENTS, end of period	$10,733,743	$2,927,234

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Conversion of debt offering	$-	$520,000
Conversion of accrued interest	$-	$41,599

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements have been prepared by Know Labs, Inc, (“the Company,” “us,” “we,” or “our”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included.

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2021, filed with the Securities and Exchange Commission (“SEC”) on December 21, 2021. The results of operations for the three months ended December 31, 2021 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

1. ORIGANISATION

Know Labs, Inc. was incorporated under the laws of the State of Nevada in 1998. The Company has authorized 205,000,000 shares of capital stock, of which 200,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share. At the annual shareholder meeting held on October 15, 2021, our authorized shares of common stock was increased to 200,000,000 shares of voting common stock, par value $0.001 per share.

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

On September 17, 2021, the Company approved and ratified the incorporation of AI Mind, Inc. AI Mind is focused on monetizing the AI Deep Learning Platform. Since incorporation it initially focused on creating graphical images which were sold as Non Fungible Tokens (“NFTs”). The Company is continuing to look for opportunities for new applications on its AI Deep Learning Platform to generate revenues to support the continued development of its non-invasive diagnostic technology.

2. LIQUIDITY

The Company has cash of approximately $10,733,743 and net working capital of approximately $9,979,830 (exclusive of convertible notes payable and right of use asset and liabilities) as of December 31, 2021. The Company anticipates that it will record losses from operations for the foreseeable future. The Company believes that it has enough available cash to operate until December 2023. As of December 31, 2021, the Company’s accumulated deficit was $86,683,113. The Company has had limited capital resources and intends to seek additional cash via equity and debt offerings.

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

3. SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these unaudited condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, RAAI Lighting, Inc., and Particle, Inc. Inter-Company items and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. At December 31, 2021 and September 30, 2021, the Company had uninsured deposits in the amount of $10,483,743 and $12,008,228, respectively.

Equipment - Equipment consists of machinery, leasehold improvements, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 2-5 years, except for leasehold improvements which are depreciated over 5 years.

Long-Lived Assets - The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

Intangible Assets - Intangible assets are capitalized and amortized on a straight-line basis over their estimated useful life, if the life is determinable. If the life is not determinable, amortization is not recorded. We regularly perform reviews to determine if facts and circumstances exist which indicate that the useful lives of our intangible assets are shorter than originally estimated or the carrying amount of these assets may not be recoverable. When an indication exists that the carrying amount of intangible assets may not be recoverable, we assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Such impairment test is based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Impairment, if any, is based on the excess of the carrying amount over the estimated fair value of those assets.

Revenue Recognition - The Company determines revenue recognition from contracts with customers through the following steps:

•	identification of the contract, or contracts, with the customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of the revenue when, or as, the Company satisfies a performance obligation.

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.. During the three months ended December 31, 2021, the Company’s artificial intelligence (AI) Deep Learning Platform began generating revenue from digital asset sales of NFT’s. The Company engineering team, using its research date, AI and proprietary algorithms, produced NFT’s in the form of digital art. The NFT’s produced had no recorded cost basis.

Digital Asset Sales - Revenue includes sale of NFT’s in the form of digital art generated from the Company’s artificial intelligence Deep Learning Platform. The Company uses the NFT exchange, OpenSea, to facilitate the transaction with the customer. The Company, through OpenSea, has custody and control of the NFT prior to the delivery to the customer and records revenue at the point in time when the NFT is delivered to the customer and the customer pays. The Company has no obligations for returns, refunds or warranty after the NFT sale. The customer pays in the form of transferring the crypto currency digital asset, Ethereum. The value of the sale is determined based on the value of the Ethereum crypto currency received as consideration. Payment is required before the NFT is delivered. Each NFT that is generated produces a unique identifying code. The Company also earns a royalty of up to 10%, when an NFT is resold by its owner in a secondary market transaction. The Company recognizes this royalty as revenue when the transaction is consummated, and they receive compensation.

After the sale of the NFT, the Ethereum is converted to US dollars as soon as practically possible. The Company records the total value of the gross NFT sale in revenue. Costs incurred in connection with the NFT transaction are recorded in the statement of operations as Selling and Transactional Cost of Digital Assets and include costs to outside consultants, employee and CEO special bonus compensation, and estimated sales and use tax.

Research and Development Expenses - Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, the Company conducts on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. The Company also is actively involved in identifying new applications. The Company’s current internal team along with outside consultants has considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement our internal team. The Company believes that continued development of new and enhanced technologies is essential to our future success. The Company incurred expenses of $885,752, $3,969,972 and $2,033,726 for the three months ended December 31, 2021 and the years ended September 30, 2021 and 2020, respectively, on development activities.

Advertising - Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the three months ended December 31, 2021 and 2020 were $294,391 and $118,750, respectively.

Fair Value Measurements and Financial Instruments - ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 - Quoted prices in active markets for identical assets and liabilities;

Level 2 - Inputs other than level one inputs that are either directly or indirectly observable; and.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2021 and September 30, 2021 are based upon the short-term nature of the assets and liabilities.

The Company has a money market account which is considered a level 1 asset. The balance as of December 31, 2021 and September 30, 2021 was $10,483,743 and $12,217,714, respectively.

Derivative Financial Instruments -Pursuant to ASC 815 “Derivatives and Hedging”, the Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company then determines if embedded derivative must be bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company determined that the conversion features for purposes of bifurcation within its currently outstanding convertible notes payable were immaterial and there was no derivative liability to be recorded as of December 31, 2021 and September 30, 2021.

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

Convertible Securities - Based upon ASC 815-15, we have adopted a sequencing approach regarding the application of ASC 815-40 to convertible securities. We will evaluate our contracts based upon the earliest issuance date. In the event partial reclassification of contracts subject to ASC 815-40-25 is necessary, due to our inability to demonstrate we have sufficient shares authorized and unissued, shares will be allocated on the basis of issuance date, with the earliest issuance date receiving first allocation of shares. If a reclassification of an instrument were required, it would result in the instrument issued latest being reclassified first.

Net Loss per Share - Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2021, the Company had 35,969,912 shares of common stock issued and outstanding. As of December 31, 2021, there were options outstanding for the purchase of 18,423,245 common shares (including unearned stock option grants totaling 11,775,745 shares related to performance targets), warrants for the purchase of 21,654,013 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 16,124,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 7,104,500 common shares at the current price of $2.00 per share) reserved and are issuable upon conversion of convertible debentures of $16,464,066. All of which could potentially dilute future earnings per share but are excluded from the December 31, 2021, calculation of net loss per share because their impact is antidilutive.

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

Comprehensive loss - Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the three months ended December 31, 2021 and 2020 and comprehensive loss for those periods.

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

Recent Accounting Pronouncements In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt -- debt with Conversion and Other Options (Subtopic470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard is effective for the Company on October 1, 2021. Adoption of the ASU did not have an impact to the Company’s financial position, results of operations or cashflows.

Based on the Company’s review of accounting standard updates issued since the filing of the December 31, 2021 Form 10-Q, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a significant impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4. Artificial Intelligence (AI) Deep Learning Platform

AI Revenue

During the three months ended December 31, 2021, the Company’s artificial intelligence (AI) Deep Learning Platform began generating revenue from digital asset sales of NFT’s and had sales of $4,351,400. The Company’s sales of NFT’s are generated using the NFT digital exchange, OpenSea. Customers purchasing the NFT’s must make payments in the crypto currency, Ethereum. The Ethereum is received into a digital wallet and then moved to an account at Coinbase where the Ethereum is converted to U.S. dollars. During the quarter ended December 31, 2021, the Company was not able to establish a digital wallet and corporate account at Coinbase in order to receive the Ethereum. The Company used the digital wallet and Coinbase account of the Company’s CEO. The Company and the CEO executed an assignment of his account to the Company while the Company establishes its own Coinbase account. All proceeds received from the sale of NFT were deposited in the CEO’s personal digital accounts. As of December 31, 2021 the Company has recorded an accounts receivable-related party of $3,124,581 for the cash it expects to receive from the CEO’s personal digital account. Included in accrued expenses-related party at December 31, 2021 is approximately $1.56 million of special bonus compensation the Company expects to pay employees and its CEO for the NFT sales once the cash is received. As of December 31, 2021, accrued expenses include approximately $326,000 of expenses, primarily sales and use tax, that the Company expects to pay for the NFT sales. During 2021, approximately $1.3 million of the selling and transactional costs for the digital assets was paid through the CEO”s personal digital asset account including approximately $1.075 million which was paid to a consultant via the transfer of Ethereum.

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2021 and September 30, 2021 was comprised of the following:

	Estimated Useful Lives	December 31, 2021	September 30, 2021
Machinery and equipment	2-3 years	$1,040,285	$654,798
Leasehold improvements	5 years	3,612	3,612
Furniture and fixtures	5 years	26,855	26,855
Less: accumulated depreciation		(398,432)	(356,761)
		$672,320	$328,504

Total depreciation expense was $41,672 and $21,300 for the three months ended December 31, 2021 and 2020, respectively. All equipment is used for general and administrative purposes and accordingly all depreciation is classified in general and administrative expenses.

6. LEASES

The Company has entered into operating leases for office and development facilities. These leases have terms which range from two to three years and include options to renew. These operating leases are listed as separate line items on the Company's December 31, 2021 and September 30, 2021 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's December 31, 2021 and September 30, 2021 Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $340,448 as of December 31, 2021. Operating lease right-of-use assets and liabilities commencing after October 1, 2018 are recognized at commencement date based on the present value of lease payments over the lease term. During years ended December 31, 2021 and September 30, 2021, the Company amended two leases and recognized the rent payments as an expense in the current period. As of December 31, 2021 and September 30, 2021, total operating lease liabilities for remaining long term lease was approximately $340,206 and $290,000, respectively. In the three months ended December 31, 2021 and 2020, the Company recognized approximately $40,629 and $37,612, respectively in total lease costs for the leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the year ended December 31, 2021 was as follows:

Cash paid for ROU operating lease liability $50,051

Weighted-average remaining lease term 28 months

Weighted-average discount rate 7%

The minimum future lease payments as of December 31, 2021 are as follows:

Years Ended December 31,	$
2022	$150,811
2023	134,537
2024	82,232
Total rem aining payments	367,581
Less Imputed Interest	(27,375)
Total lease liability	$340,206

7. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible notes payable as of December 31, 2021 and September 30, 2021 consisted of the following:

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. The Company recorded accrued interest of $80,952 and $79,062 as of December 31, 2021 and September 30, 2021, respectively. On December 23, 2020, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to March 31, 2021. On November 8, 2021, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to March 31, 2022.

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $234,153 and $216,246 as of December 31, 2021 and September 30, 2021, respectively. On September 30, 2021, the Company approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to March 31, 2022.

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

In connection with the debt offering during the year ended September 30, 2021, the placement agent for the Convertible Notes and the Warrants received a cash fee of $727,117 and warrants to purchase 492,090 shares of the Company’s common stock, all based on 2-8% of gross proceeds to the Company. The warrants issued for these services had a fair value of $1,667,281 at the date of issuance. The fair value of the warrants was recorded as debt discount (with an offset to APIC) and will be amortized over the one-year term of the Convertible Notes. The $727,117 cash fee was recorded as issuance costs and will be amortized over the one-year term of the related Convertible Notes.

During the year ended September 30, 2021, the Company recorded a debt discount of $9,769,683 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the one-year term of the Convertible Notes.

During the quarters ended December 31, 2021 and 2020, amortization related to the debt offerings of $4,184,657 and $1,596,980 of the beneficial conversion feature, warrants issued to debt holders and placement agent was recognized as interest expense in the consolidated statements of operations.

Convertible notes payable as of December 31, 2021 and September 30, 2021 are summarized below:

	December 31, 2021	September 30, 2021
Convertible note- Clayton A. Struve	$1,071,000	$1,071,000
Convertible note- Ronald P. Erickson and affiliates	1,184,066	1,184,066
2020 Convertible notes	-	5,639,500
Q2 2021 Convertible notes	14,209,000	14,209,000
Boustead fee refund (originally booked as contra debt)	50,000	50,000
Less conversions of notes	-	(5,639,500)
Less debt discount - BCF	(1,845,841)	(4,308,337)
Less debt discount - warrants	(838,640)	(1,957,590)
Less debt discount - warrants issued for services	(453,773)	(1,056,984)
	$13,375,812	$9,191,155

Note Payable-PPP Loans

On April 30, 2020, the Company received $226,170 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of December 31, 2021 and September 30, 2021, the Company recorded interest expense of $3,792 and $3,222, respectively. The Company utilized the funds in accordance with the legal requirements and expects this loan to be forgiven. Until the loan is legally forgiven, the loan balance will be outstanding. The Company filed the application for the loan forgiveness during the three months ended December 31, 2021 and the Company is expecting approval by the SBA.

On February 1, 2021, the Company received $205,633 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of December 31, 2021 and September 30, 2021, the Company recorded interest expense of $1,786 and $1,268, respectively. The Company utilized the funds in accordance with the legal requirements and expects this loan to be forgiven. Until the loan is legally forgiven, the loan balance will be outstanding. The Company filed the application for the loan forgiveness during the three months ended December 31, 2021 and the Company is expecting approval by the SBA.

8. EQUITY

Authorized Capital Stock

The Company was incorporated under the laws of the State of Nevada in 1998. The Company has authorized 205,000,000 shares of capital stock, of which 200,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share. At the annual shareholder meeting held on October 15, 2021, our authorized shares of common stock was increased to 200,000,000 shares of voting common stock, par value $0.001 per share.

As of December 31, 2021, the Company had 35,969,912 shares of common stock issued and outstanding. As of December 31, 2021, there were options outstanding for the purchase of 18,423,245 common shares (including unearned stock option grants totaling 11,775,745 shares related to performance targets), warrants for the purchase of 21,654,013 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 16,124,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 7,104,500 common shares at the current price of $2.00 per share) reserved and are issuable upon conversion of convertible debentures of $16,464,066. All of which could potentially dilute future earnings per share but are excluded from the December 31, 2021, calculation of net loss per share because their impact is antidilutive.

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

Series C and D Preferred Stock and Warrants

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. On December 31, 2021 and September 30, 2021 there are 1,785,715 Series C Preferred shares outstanding. On January 5, 2021, the Company extended the warrant expiration date to August 4, 2023.

As of December 31, 2021 and September 30, 2021, the Company has $750,000 of Series D Preferred Stock outstanding with Clayton A. Struve, an accredited investor. On August 14, 2017, the price of the Series D Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. The Series D Preferred Stock is convertible into shares of common stock at a price of $0.25 per share or by multiplying the number of Series D Preferred Stock shares by the stated value and dividing by the conversion price then in effect, subject to certain diluted events, and has the right to vote the number of shares of common stock the Series D Preferred Stock would be issuable on conversion, subject to a 4.99% blocker. The Preferred Series D has an annual yield of 8% The Series D Preferred Stock is convertible into shares of common stock at a price of $0.25 per share or by multiplying the number of Series D Preferred Stock shares by the stated value and dividing by the conversion price then in effect, subject to certain diluted events, and has the right to vote the number of shares of common stock the Series D Preferred Stock would be issuable on conversion, subject to a 4.99% blocker. The Preferred Series D has an annual yield of 8% if and when dividends are declared.

Series F Preferred Stock

On August 1, 2018, the Company filed with the State of Nevada a Certificate of Designation establishing the Designations, Preferences, Limitations and Relative Rights of Series F Preferred Stock. The Designation authorized 500 shares of Series F Preferred Stock. The Series F Preferred Stock shall only be issued to the current Board of Directors on the date of the Designation’s filing and is not convertible into common stock. As set forth in the Designation, the Series F Preferred Stock has no rights to dividends or liquidation preference and carries rights to vote 100,000 shares of common stock per share of Series F upon a Trigger Event, as defined in the Designation. A Trigger Event includes certain unsolicited bids, tender offers, proxy contests, and significant share purchases, all as described in the Designation. Unless and until a Trigger Event, the Series F shall have no right to vote. The Series F Preferred Stock shall remain issued and outstanding until the date which is 731 days after the issuance of Series F Preferred Stock (“Explosion Date”), unless a Trigger Event occurs, in which case the Explosion Date shall be extended by 183 days. As of December 31, 2021 and September 30, 2021, there are no Series F shares outstanding.

Securities Subject to Price Adjustments

In the future, if the Company sells its common stock at a price below $0.25 per share, the exercise price of 8,108,356 outstanding shares of Series C and D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of Convertible Notes Payable of $16,464,066 or 16,124,764 common shares (9,020,264 common shares at $0.25 per share and 7,104,500 at $2.00) and the exercise price of additional outstanding warrants to purchase 10,334,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,487,207 would adjust below $1.20 per share pursuant to the documents governing such instruments. Warrants totaling 3,954,625 would adjust below $2.40 per share pursuant to the documents governing such instruments.

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

Three Months Ended December 31, 2021

The Company issued 801,486 shares of common stock related to warrant exercises and received $766,486.

The Company issued 1,875 shares related to the exercise of stock option grants and received $2,344.

Warrants to Purchase Common Stock

Three Months Ended December 31, 2021

The Company issued 801,486 shares of common stock related to warrant exercises and received $766,486.

Warrants to purchase 108,756 shares of common stock at $1.00 per share expired.

	December 31, 2021
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	22,564,255	$0.998
Issued	-	-
Exercised	(801,486)	(0.956)
Forfeited	-	-
Expired	(108,756)	(1.000)
Outstanding at end of period	21,654,013	$0.999
Exerciseable at end of period	21,654,013

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2021:

	December 31, 2021
Number of Warrants	Weighted Average Remaining Life ( In Years)	Weighted Average Exercise Price	Shares Exerciseable	Weighted Average Exercise Price
10,779,381	0.99	$0.250	10,779,381	$0.250
6,499,707	3.07	1.20-1.85	6,499,707	1.20-1.85
4,364,925	4.25	2.00-2.40	4,364,925	2.00-2.40
10,000	1.50	4.080	10,000	4.080
21,654,013	3.38	$0.999	21,654,013	$0.999

There were vested warrants of 21,654,013 with an aggregate intrinsic value of $15,800,709.

9. STOCK INCENTIVE PLANS

Know Labs, Inc. Stock Incentive Plan

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

Three Months Ended December 31, 2021

The Compensation committee issued stock option grants to seven employees and consultants for 810,000 shares at an exercise price of $2.09 per share. The stock option grants expire in five years. The stock option grant vests quarterly over four years.

On October 13, 2021, a consultant exercised stock option grants for 1,875 shares at $2,344.

On December 16, 2021, the Company issued a stock option grant to Ronald P. Erickson for 1,000,000 shares at an exercise price of $2.09 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

On December 16, 2021, the Company issued a stock option grant to Phillip A. Bosua for 1,300,000 shares at an exercise price of $2.09 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

There are currently 18,423,245 (including unearned stock option grants totaling 11,775,745 shares related to performance milestones) options to purchase common stock at an average exercise price of $1.653 per share outstanding as of December 31, 2021 under the 2021 Stock Incentive Plan. The Company recorded $204,170 and $119,483 of compensation expense, net of related tax effects, relative to stock options for the three months ended December 31, 2021 and 2020 and in accordance with ASC 718. As of December 31, 2021, there is approximately $5,717,669, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.98 years.

Stock option activity for the three months ended December 31, 2021 and the years ended September 30, 2021 and 2020 was as follows:

	Options	Weighted Average Exercise Price	$
Outstanding as of October 1, 2019	4,532,668	$2.025	$9,180,369
Granted	3,085,000	1.142	3,522,400
Exercised	(73,191)	(0.250)	(18,298)
Forfeitures	(2,739,477)	(2.593)	(7,103,921)
Outstanding as of September 30, 2020	4,805,000	1.161	5,580,550
Granted	10,650,745	1.766	18,807,990
Exercised	(20,625)	(1.359)	(28,031)
Forfeitures	(120,000)	(3.300)	(396,000)
Outstanding as of September 30, 2021	15,315,120	1.565	23,964,509
Granted	3,110,000	2.090	6,499,900
Exercised	(1,875)	(1.250)	(2,344)
Forfeitures
Outstanding as of December 31, 2021	18,423,245	$1.653	$30,462,065

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2021:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life In Years	Weighted Average Exercise Price Outstanding	Number Exerciseable	Weighted Average Exercise Price Exerciseable
$0.25	230,000	1.45	$0.250	172,500	$0.250
1.10-1.25	3,072,500	2.89	1.108	497,083	1.181
1.28-1.53	9,480,745	3.58	1.499	1,077,396	1.308
1.79-3.67	5,640,000	4.71	0.957	188,438	1.843
	18,423,245	3.98	$1.653	1,935,417	$1.234

There are stock option grants of 18,423,245 shares as of December 31, 2021 with an aggregate intrinsic value of $8,253,950.

As of September 30, 2021, the 2020 Particle Stock Incentive Plan, was terminated and all stock option grants were cancelled by the participants. The Company recorded $197,553 and $833,771 of compensation expense, net of related tax effects, relative to stock options for the years ended September 30, 2021 and 2020 and in accordance with ASC 718.

10. OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Transactions with Clayton Struve

See Notes 7 and 8 for related party transactions with Clayton A. Struve.

The Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. The Company recorded accrued interest of $80,952 and $79,062 as of December 31, 2021 and September 30, 2021, respectively. On December 23, 2020, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to March 31, 2021. On November 8, 2021, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to March 31, 2022.

Related Party Transactions with Ronald P. Erickson

See Notes 7, 9 and 11 for related party transactions with Ronald P. Erickson.

On December 16, 2021, the Company issued a stock option grant to Ronald P. Erickson for 1,000,000 shares at an exercise price of $2.09 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $401,864 and $421,599 as of December 31, 2021 and September 30, 2021, respectively.

During the three months ended December 31, 2021, the Company paid $45,000 of salaries to Mr. Erickson that were previously accrued and reported but were deferred.

Related Party Transaction with Phillip A. Bosua

See Notes 9 and 11 for related party transactions with Phillip A. Bosua.

On December 16, 2021, the Company issued a stock option grant to Phillip A. Bosua for 1,300,000 shares at an exercise price of $2.09 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

As of December 31, 2021 the Company has recorded an accounts receivable-related party of $3,124,581 for the cash it expects to receive from the CEO’s personal digital account. Included in accrued expenses-related party at December 31, 2021 is approximately $1.56 million of special bonus compensation the Company expects to pay employees and its CEO for the NFT sales once the cash is received. As of December 31, 2021, accrued expenses include approximately $326,000 of expenses, primarily sales and use tax, that the Company expects to pay for the NFT sales. During 2021, approximately $1.3 million of the selling and transactional costs for the digital assets was paid through the CEO”s personal digital asset account including approximately $1.075 million which was paid to a consultant via the transfer of Ethereum.

11. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of our business. The Company is currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to our business.

Employment Agreement with Phillip A. Bosua, Chief Executive Officer

See the Employment Agreement for Phillip A. Bosua that was disclosed in Form 10-K filed with the SEC on December 21, 2021. Phillip A. Bosua.

Employment Agreement with Ronald P. Erickson, Chairman of the Board and Interim Chief Financial Officer

See the Employment Agreement for Ronald P. Erickson that was disclosed in Form 10-K filed with the SEC on December 21, 2021.

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

12. SEGMENT REPORTING

The management of the Company considers the business to currently have three operating segments (i) the development of the Bio-RFID™” and “ChromaID™” technologies; (ii) Particle, Inc. technology; and (iii) AI sales of NFT products. Particle commenced operations in the three months ended June 30, 2020 and operations ceased during the three months ended September 30, 2021. AI commenced operations during the three months ended December 31, 2021.

The reporting for the three months ended December 31, 2021 and 2020 was as follows (in thousands):

Segment	Revenue	Segment Operating Profit (Loss)	Segment Assets
Three Months Ended December 31, 2021
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(2,087)	$11,755
Particle, Inc. technology	-	(15)	5
Digital asset sales	4,351	1,233	3,125
Total segments	$4,351	$(869)	$14,885

Three Months Ended December 31, 2020
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(3,190)	$3,158
Particle, Inc. technology	-	(375)	66
Total segments	$-	$(3,565)	$3,224

During the three months ended December 31, 2021 and 2020, the Company incurred non-cash expenses related to operations of $4,428,718 and $3,648,181.

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to December 31, 2021, there were the following material transactions that require disclosure:

Equity Issuances

On January 5, 2022, the Company issued 20,000 warrants to purchase common stock each to three directors shares at $1.70 per share. The warrants expire on January 5, 2027.

On January 15, 2022, the Company approved 30,000 shares each to three directors shares at $1.70 per share.

Patent Issuances

On January 11, 2022, the Company was issued US Patent No. 11,223,383, entitled “NON-INVASIVE ANALYTE SENSOR AND SYSTEM WITH DECOUPLED AND INEFFICIENT TRANSMIT AND RECEIVE ANTENNAS”. This patent expires in approximately December 2040. This patent pertains to the construction of the Know Labs Bio-RFID sensor technology.

On February 1, 2022, the Company was issued US Patent No. 11,234,619, entitled “NON-INVASIVE DETECTION OF AN ANALYTE USING DECOUPLED TRANSMIT AND RECEIVE ANTENNAS”. This patent expires in approximately December 2040. This patent pertains to how the Know Labs Bio-RFID sensor technology operates to detect an analyte.

On February 1, 2022, the Company was US Patent No. 11,234,618, entitled “ANALYTE DATABASE ESTABLISHED USING ANALYTE DATA FROM NON-INVASIVE ANALYTE SENSORS”. This patent expires in approximately March 2041. This patent pertains to a database that is established using data obtained by the Know Labs Bio-RFID sensor technology.

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

The ability of the Company to obtain exacting results from the data obtained from its Bio-RFID sensor technology, also referred to as Radio Frequency Spectroscopy or RF Spectroscopy is a consequence of the application of the Company’s trade secret algorithms. The Company has worked for the last several years on the AI and Machine Learning (“ML”) that drives the accurate pattern recognition of its algorithms. This work has led to the development of a robust AI Deep Learning Platform. This AI Platform drives the data pattern recognition for Bio-RFID’s exacting determination of blood glucose levels. It can also provide the data recognition for blood alcohol and blood oxygen levels which the Company also identified in preliminary tests. It will provide the analytics for the long list of other analytes in the human body that the Company will pursue non-invasive detection of, many of which are set forth in the Company’s issued patent USPTO 11,033,208 B1. The Company’s AI Deep Learning Platform will be monetized through the subsidiary AI Mind, Inc. AI Mind, Inc. was incorporated on September 17, 2021 and had limited operations through September 30, 2021 During the three months ended December 31, 2021, the Company’s artificial intelligence (AI) Deep Learning Platform began generating revenue from digital asset sales of NFT’s and had sales of $4,351,400.

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

The AI Deep Learning Platform is an enabling technology which can identify patterns from data gathered from both the Bio-RFID and ChromaID platform technologies. The AI Deep Learning Platform is critical to the Company’s ability to identify accurately blood glucose levels and other analytes in the human body. Over time, utilizing our AI Deep Learning Platform we plan to develop analytics which, when using data collected from our sensors, will provide useful information on health and wellness to end users, and potentially lead to what the Company calls “Predictive Health.” In addition to identifying patterns, the inverse is also possible as the Company’s AI Deep Learning Platform can also create patterns in the form of 3D graphical images. That activity has found its first form in the work of the Company’s subsidiary, AI Mind, Inc., to generate beautiful 3D graphical images which were sold as NFTs providing revenue in the first quarter of fiscal year 2022, as reported in the Company’s recently filed Form 8-K and press release. The Company believes there will be future revenue generation from the sale of NFTs and from other applications of its AI Deep Learning Platform. Does the company still expect future revenue generation from sale of NFTs? Suggest replacing with this to be consistent with other areas of the document - We plan to explore other opportunities to monetize its AI Deep Learning Platform over time.

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

Research and Development

Our current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity, and developing new and unique applications for this technology and the AI Deep Learning Platform that drives its analytics. As part of this effort, we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. We are also actively involved in identifying new applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies and their application. We engage third party experts as required to supplement our internal team. We believe that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $885,752, $3,969,972 and $2,033,726 for the three months ended December 31, 2021 and the years ended September 30, 2021 and 2020, respectively, on development activities.

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

On September 17, 2021, we approved and ratified the incorporation of AI Mind, Inc. AI Mind is focused on monetizing the AI Deep Learning Platform. Since incorporation it initially has focused on creating graphical images which were sold as NFTs. The Company is continuing to look for opportunities for new applications on its AI Deep Learning Platform which to generate revenues to support the continued development of its non-invasive diagnostic technology.

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

On April 30, 2020, we incorporated a subsidiary corporation, Particle, Inc. for the purpose of research and development on non-core Company intellectual property. The first research activity, undertaken by a separate Particle team has been on standard threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of December 31, 2021, the operations of Particle have generated no sales and operations are just commencing. The first product, the Particle bulb can be used in households, businesses, and other facilities to inactivate bacteria and viruses. Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. Final study results. from Texas Biomedical Research Institute indicate the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19 and most recently, the Alpha and Delta variants of the virus that causes COVID-19. The Particle team is working on certification, labeling, product manufacturing and related go-to-market requirements; as well as business development activities related to interest from potential strategic and channel partners in both consumer and business applications in the global marketplace.

On September 17, 2021 we incorporated a subsidiary corporation, AI Mind, Inc. for the purpose of identifying and capitalizing upon market opportunities for its AI Deep Learning Platform. The first revenue activity undertaken by the subsidiary during the three months ended December 31, 2021 and related to the creation of graphical images expressed as NFTs utilizing the AI Deep Learning Platform. We plan to explore other opportunities to monetize our AI Deep Learning Platform.

We expect that other such subsidiaries may be created over time. Additionally, we may license its intellectual property to third parties so that they may pursue activities that are not a part of the Company’s core focus.

EMPLOYEES

As of December 31, 2021, we had 12 full and part time employees. Our senior management and nine other personnel are located in our Seattle, Washington offices. We periodically utilize consulting firms and individual contractors to supplement our workforce.

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

On April 30, 2020, we incorporated a subsidiary corporation, Particle, Inc. for the purpose of research and development on non-core Company intellectual property. The first research activity, undertaken by a separate Particle team has been on standard threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with Particle, discussed above As of December 31, 2021, the operations of Particle have generated no sales and operations are just commencing. The first product, the Particle bulb can be used in households, businesses, and other facilities to inactivate bacteria and viruses. Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. Final study results from Texas Biomedical Research Institute indicate the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19 and most recently, the Alpha and Delta variants of the virus that causes COVID-19. The Particle team is working on certification, labeling, product manufacturing and related go-to-market requirements; as well as business development activities related to interest from potential strategic and channel partners in both consumer and business applications.

On September 17, 2021 we incorporated a subsidiary corporation, AI Mind, Inc. for the purpose of identifying and capitalizing upon market opportunities for its AI Deep Learning Platform. The first activity undertaken by the subsidiary was the creation of graphical images expressed as Non-Fungible Tokens (“NFTs”) utilizing the AI Deep Learning Platform. We plan to explore other opportunities to monetize its AI Deep Learning Platform over time.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year. Please remove gross profit line item (we don’t have COGS)

(dollars in thousands)

	Three Months Ended December 31,
	2021	2020	$ Variance	% Variance

Revenue- Digital Asset Sales	$4,351	$-	$4,351	100.0%
Research and Development and Operating Expenses-
Research and development expenses	886	967	(81)	8.4%
Selling, general and administrative expenses	1,217	2,598	(1,381)	53.2%
Selling and transactional costs for digital assets	3,118	-	3,118	-100.0%
Total research and development and operating expenses	5,221	3,565	1,656	-46.5%
Operating loss	(870)	(3,565)	2,695	75.6%
Other income (expense):
Interest expense	(4,487)	(1,734)	(2,753)	-158.8%
Total other (expense), net	(4,487)	(1,734)	(2,753)	-158.8%
Loss before income taxes	(5,357)	(5,299)	(58)	-1.1%
Income tax expense	-	-	-	0.0%
Net loss	$(5,357)	$(5,299)	$(58)	-1.1%

THREE MONTHS ENDED DECEMBER 31, 2021 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2020

Sales

Revenue- digital asset sales for the three months ended December 31, 2021 was $4,351,000 as compared to $0 for the three months ended December 31, 2020. Our Artificial Intelligence (AI) Deep Learning Platform has generated initial revenue- digital asset sales of $4,351,000 from Non-Fungible Token (NFT) sales.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2021 decreased $81,000 to $886,000 as compared to $967,000 for the three months ended December 31, 2020. The decrease was due reduced expenditures of $154,000 on the Particle technology, offset by increased personnel, use of consultant and expenditures related to the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2021 decreased $1,381,000 to $1,217,000 as compared to $2,598,000 for the three months ended December 31, 2020.

The increase primarily was primarily due an increase of (i) $297,000 in marketing, and increase of (ii) $134,000 of other expenses, offset by a (iii) $1,812,000 reduction in stock based compensation.

As part of the selling, general and administrative expenses for the three months ended December 31, 2021 and 2020, we recorded $163,000 and $60,000, respectively, of investor relationship expenses and business development expenses.

Selling and Transactional Costs for Digital Asset Sales

Selling and transactional cots for digital asset sales were $3,118,000 for the three months ended December 31, 2021. Our Artificial Intelligence (AI) Deep Learning Platform has generated initial revenue- digital asset sales of $4,351,000 from Non-Fungible Token (NFT) sales. Such costs included consulting, payroll should we say bonuses or commissions instead of payroll?, transaction fees, taxes and other costs.

Other (Expense), Net

Other expense, net for the three months ended December 31, 2021 was $4,487,000 as compared to other expense, net of $1,734,000 for the three months ended December 31, 2020. The other expense, net for the three months ended December 31, 2021 included interest expense related to convertible notes payable and the amortization of the beneficial conversion feature and value of warrants issued. The other expense, net for the three months ended December 31, 2020 included related to convertible notes payable and the amortization of the beneficial conversion feature.

Net Loss

Net loss for the three months ended December 31, 2021 was $5,357,000 as compared to $5,299,000 for the three months ended December 31, 2020. The net loss for the three months ended December 31, 2021 included non-cash expenses of $4,429,000. The non-cash items include (iv) depreciation and amortization of $41,000; (v) stock based compensation- stock options of $204,000; (vi) amortization of debt discount as interest expense of $4,186,000; and offset by (vii) other of $2,000.

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

We had cash of approximately $10,734,000 and net working capital of approximately $9,980,000 (net of convertible notes payable and right of use asset and liabilities) as of December 31, 2021. We have experienced net losses since inception and we expect losses to continue as we commercialize our ChromaID™ technology. As of December 31, 2021, we had an accumulated deficit of $86,683,000 and net losses in the amount of $5,357,000 and $25,360,000, and $13,563,000 for the three months ended December 31, 2021 and the years ended September 30, 2021 and 2020, respectively. We incurred non-cash expenses of $4,429,000 and $17,701,000 and $9,366,000 during the three months ended December 31, 2021 and the years ended September 30, 2021 and 2020, respectively.

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

The proceeds of warrants which are not expected to be cashless may generate potential proceeds of up to $16,808,000.

Operating Activities

Net cash used in operating activities for the three months ended December 31, 2021 and 2020 was $1,908,000 and $1,421,000, respectively. The net cash used in operating activities for the three months ended December 31, 2021 was primarily related to (i) a net loss of $5,357,000; offset by (ii) working capital changes of $980,000 related to Our Artificial Intelligence (AI) Deep Learning Platform has generated initial revenue from Non-Fungible Token (NFT) sales and incurred certain expenses; and (iii) non-cash expenses of $4,429,000. The non-cash items include (iv) depreciation and amortization of $41,000; (v) stock based compensation- stock options of $204,000; (vi) amortization of debt discount as interest expense of $4,186,000; and offset by (vii) other of $2,000.

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

Investing Activities

Net cash used in investing activities for the three months ended December 31, 2021 and 2020 was $385,000 and $10,000, respectively. There amounts were primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2021 and 2020 was $769,000 and $60,000, respectively. The net cash provided by financing activities for the three months ended December 31, 2021 was primarily related to (i) proceeds from the issuance of common stock for the exercise of warrants of $767,000; and (ii) proceeds from the issuance of common stock for the exercise of stock option grants of $2,000.

Net cash provided by financing activities for the three months ended December 31, 2020. This amount was primarily related to (i) issuance of Simple Agreements for future Equity of $55,000; and (ii) issuance of common stock for warrant exercises of $5,000.

Our contractual cash obligations as of December 31, 2021 are summarized in the table below:

Contractual Cash Obligations (1)	Total	Less Than 1 Year	1-3 Years
Operating leases	$371,326	$193,252	$178,074
Convertible notes payable	16,464,066	16,464,066	-
	$16,835,392	$16,657,318	$178,074

____________

(1)

Convertible notes payable includes $14,209,000 that automatically converts into common stock at the maturity date during 2022. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID™” technologies. None of the expenditures are contractual obligations as of December 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2021 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2021, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

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

As of December 31, 2021, we owe approximately $2,656,930 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

Mr. Erickson, our Chairman, and/or entities with which he is affiliated also have accounts payable and accrued liabilities $401,864 of as of December 31, 2021 related to accrued compensation, accrued interest and expenses.

We owe $2,255,066 under various convertible promissory notes as of December 31, 2021 including $1,184,066 owed to entities controlled by our Chairman.

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

We have experienced net losses since inception. As of December 31, 2021, we had an accumulated deficit of $86,683,000 and net losses in the amount of $5,357,000, $25,360,000, and $13,563,000 for the three months ended December 31, 2021 and the years ended September 30, 2021 and 2020, respectively. We incurred non-cash expenses of $4,429,000, $17,701,000 and $9,366,000 during the three months ended December 31, 2021 and the years ended September 30, 2021 and 2020, respectively

There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our Know Labs, Particle, and AI Mind businesses have produced minimal revenues and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

Particle, Inc. was incorporated April 30, 2020, and to date has engaged in activities consisting primarily of research and development on threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020, with Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of December 31, 2021, the operations of Particle have generated no sales and operations are just commencing. The first product, the Particle bulb can be used in households, businesses and other facilities to inactivate bacteria and viruses. Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. A world renowned, CDC-regulated biosafety level-4 laboratory has tested the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19. The results of these tests were successful, confirming the bulb’s ability to deactivate Alpha and Delta variants of the virus.

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

The subsidiary, which is wholly owned by Know Labs, Inc. commenced activity in the three months ended December 31, 2021. It has generated its first revenues during the first quarter of fiscal 2022 time from its initial commercialization efforts related to the generation of NFT’s. Additionally, we have not yet collected the majority of our NFT sales and as of December 31, 2021 we have accounts receivable from a related for approximately $3,124,000. There can be no assurance that it will continue to generate revenues nor be successful in continuing its marketing of parent company assets. These assets rely on fundamental trade secrets which at this time are proprietary yet not protected by any pending patents. It may not be possible to protect these trade secrets which would impact the ability of AI Mind, Inc. to continue to generate revenues.

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

We must comply with corporate governance requirements under the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as additional rules and regulations currently in place and that may be subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future. The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial.

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

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 8,108,356 outstanding shares of Series C and D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of Convertible Notes Payable of $16,464,066 or 16,124,764 common shares (9,020,264 common shares at $0.25 per share and 7,104,500 at $2.00) and the exercise price of additional outstanding warrants to purchase 10,334,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,487,207 would adjust below $1.20 per share pursuant to the documents governing such instruments. Warrants totaling 3,954,625 would adjust below $2.40 per share pursuant to the documents governing such instruments.

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

As of December 31, 2021, we had 35,969,912 shares of common stock issued and outstanding. As of December 31, 2021, there were options outstanding for the purchase of 18,423,245 common shares (including unearned stock option grants totaling 11,775,745 shares related to performance targets), warrants for the purchase of 21,654,013 common shares, and 8,108,356 shares of our common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, we currently have 16,124,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 7,104,500 common shares at the current price of $2.00 per share) reserved and are issuable upon conversion of convertible debentures of $16,464,066. All of which could potentially dilute future earnings per share but are excluded from the December 31, 2021, calculation of net loss per share because their impact is antidilutive. The convertible notes payable will automatically start converting to common shares in March 2022 with a total of 7,104,500 shares expected to be issued.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2021, we had the following unregistered sales of equity securities:

We issued 801,486 shares of common stock related to warrant exercises and received $766,486.

We issued 1,875 shares related to the exercise of stock option grants and received $2,344.

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

37

10.11

Form of Subscription Agreement, Subordinated Convertible Note, Common Stock Purchase Warrant, Subordination and Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 6, 2019)

10.12	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 15, 2021)

10.13

Form of Subscription Agreement, Subordinated Convertible Note, Common Stock Purchase Warrant, Subordination and Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 15, 2021)

10.14

Amendment 6 dated September 27, 2021 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form-8K, filed October 6, 2021)

10.15

Amendment 6 dated September 27, 2021 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form-8K, filed October 6, 2021)

10.16

Amendment 6 dated November 8, 2021 to Senior Secured Convertible Redeemable Note dated September 30, 2016 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form-8K, filed November 12, 2021)

10.17

Amendment 6 dated November 8, 2021 to Senior Secured Convertible Redeemable Note dated August 14, 2017 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form-8K, filed November 12, 2021)

10.18

Amendment 6 dated November 8, 2021 to Senior Secured Convertible Redeemable Note dated December 12, 2017 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form-8K, filed November 12, 2021)

10.19

Amendment 5 dated November 8, 2021 to Senior Secured Convertible Redeemable Note dated February 28, 2018 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form-8K, filed November 12, 2021)

10.20	First Amendment to Office Lease by and between Know Labs, Inc. and Logan building LLC. *Filed Herewith.

10.21	First Amendment of Lease by and between Know Labs, Inc. and Oddfellows LLC. *Filed Herewith.

14.1	Code of Ethics dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

99.2	Compensation Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

99.3	Nominations and Corporate Governance Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

____________

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

KNOW LABS, INC. (Registrant)

Date: February 15, 2022	By:	/s/ Phillip A Bosua
Phillip A. Bosua
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: February 15, 2022	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

