Form 10-Q
period 2022-03-31
KNOW LABS, INC.
filed 2022-05-13
CIK 1074828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

  _______________________________________________________

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

The number of shares of common stock, $.001 par value, issued and outstanding as of May 13, 2022: 43,752,147 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ITEM 1. FINANCIAL STATEMENTS

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS Unaudited

	March 31, 2022	September 30, 2021 (1)
ASSETS	Unaudited

CURRENT ASSETS:
Cash and cash equivalents	$11,187,073	$12,258,218
Accounts receivable- related party	119,210	-
Total current assets	11,306,283	12,258,218

PROPERTY AND EQUIPMENT, NET	1,037,392	328,504

OTHER ASSETS
Other assets	13,767	13,767
Operating lease right of use asset	305,462	289,002

TOTAL ASSETS	$12,662,904	$12,889,491

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$411,865	$419,093
Accrued expenses	265,859	893,137
Accrued expenses - related parties	2,273,286	421,599
Convertible notes payable, net	2,255,066	9,191,155
Current portion of operating lease right of use liability	157,166	112,371
Total current liabilities	5,363,242	11,037,355

NON-CURRENT LIABILITIES:
Notes payable- PPP loans	431,803	431,803
Operating lease right of use liability, net of current portion	138,632	178,170
Total non-current liabilities	570,435	609,973

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value, 5,000,000 shares authorized, Series C and D shares issued and outstanding as follows:
Series C Convertible Preferred stock $0.001 par value, 1,785,715 shares authorized, 1,785,715 shares issued and outstanding at 3/31/2022 and 9/30/2021, respectively	1,790	1,790
Series D Convertible Preferred stock $0.001 par value, 1,016,014 shares authorized, 1,016,004 shares issued and outstanding at 3/31/2022 and 9/30/2021, respectively	1,015	1,015
Common stock - $0.001 par value, 200,000,000 shares authorized, 43,737,772 and 35,166,551 shares issued and outstanding at 3/31/2022 and 9/30/2021, respectively	43,739	35,168
Additional paid in capital	99,506,534	82,530,684
Accumulated deficit	(92,823,851)	(81,326,494)
Total stockholders' equity	6,729,227	1,242,163

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,662,904	$12,889,491

(1) Derived from the audited consolidated balance sheet.

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended,		Six Months Ended,
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

REVENUE- DIGITAL ASSET SALES	$8,687	$-	$4,360,087	$-

OPERATING EXPENSES-
RESEARCH AND DEVELOPMENT EXPENSES	1,248,707	1,258,678	2,134,459	2,225,539
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,448,227	1,342,644	2,665,174	3,939,864
SELLING AND TRANSACTIONAL COSTS FOR DIGITAL ASSETS	154,502	-	3,272,862	-
Total operating expenses	2,851,436	2,601,322	8,072,495	6,165,403
OPERATING LOSS	(2,842,749)	(2,601,322)	(3,712,408)	(6,165,403)

OTHER INCOME (EXPENSE):
Interest expense	(3,297,989)	(2,772,296)	(7,784,949)	(4,507,546)
Total other (expense), net	(3,297,989)	(2,772,296)	(7,784,949)	(4,507,546)

LOSS BEFORE INCOME TAXES	(6,140,738)	(5,373,618)	(11,497,357)	(10,672,949)

Income tax expense	-	-	-	-

NET LOSS	$(6,140,738)	$(5,373,618)	$(11,497,357)	$(10,672,949)

Basic and diluted loss per share	$(0.16)	$(0.20)	$(0.31)	$(0.41)

Weighted average shares of common stock outstanding- basic and diluted	37,872,406	26,710,585	36,655,905	25,951,403

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

Unaudited

	Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	$	Shares	$	Shares	$	Capital	Deficit	(Deficit) Equity
Balance as of October 1, 2020	1,785,715	$1,790	1,016,004	$1,015	24,804,874	$24,807	$54,023,758	$(55,966,281)	$(1,914,911)
Stock compensation expense - employee options	-	-	-	-	-	-	175,442	-	175,442
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	561,600	562	561,038	-	561,600
Issuance of warrant for services to related party	-	-	-	-	-	-	1,811,691	-	1,811,691
Issuance of common stock for exercise of warrants	-	-	-	-	3,750	4	4,684	-	4,688
Net loss	-	-	-	-	-	-	-	(5,299,331)	(5,299,331)
Balance as of December 31, 2020	1,785,715	1,790	1,016,004	1,015	25,370,224	25,372	56,576,613	(61,265,612)	(4,660,822)
Stock compensation expense - employee options	-	-	-	-	-	-	127,407	-	127,407
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	210,600	211	210,395	-	210,606
Beneficial conversion feature (Note 7)	-	-	-	-	-	-	9,769,683	-	9,769,683
Issuance of warrants to debt holders (Note 7)	-	-	-	-	-	-	4,439,317	-	4,439,317
Issuance of warrants for services related to debt offering (Note 7)	-	-	-	-	-	-	1,667,281	-	1,667,281
Issuance of common stock for services	-	-	-	-	97,000	97	202,723	-	202,820
Issuance of warrant for services	-	-	-	-	-	-	382,566	-	382,566
Issuance of common stock for exercise of warrants	-	-	-	-	2,579,643	2,578	645,938	-	648,516
Net loss	-	-	-	-	-	-	-	(5,373,618)	(5,373,618)
Balance as of March 31, 2021	1,785,715	1,790	1,016,004	1,015	28,257,467	28,258	74,021,923	(66,639,230)	7,413,756

Balance as of October 1, 2021	1,785,715	1,790	1,016,004	1,015	35,166,551	35,168	82,530,684	(81,326,494)	1,242,163
Stock compensation expense - employee options	-	-	-	-	-	-	204,170	-	204,170
Issuance of common stock for exercise of warrants	-	-	-	-	801,486	801	765,685	-	766,486
Issuance of common stock for stock option exercises	-	-	-	-	1,875	2	2,342	-	2,344
Net loss	-	-	-	-	-	-	-	(5,356,619)	(5,356,619)
Balance as of December 31, 2021	1,785,715	1,790	1,016,004	1,015	35,969,912	35,971	83,502,881	(86,683,113)	(3,141,456)
Stock compensation expense - employee options	-	-	-	-	-	-	432,481	-	432,481
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	7,672,860	7,673	15,338,047	-	15,345,720
Issuance of common stock for stock option exercises	-	-	-	-	5,000	5	8,995	-	9,000
Issuance of common stock for services	-	-	-	-	90,000	90	152,910	-	153,000
Issuance of warrant for services	-	-	-	-	-	-	71,220	-	71,220
Net loss	-	-	-	-	-	-	-	(6,140,738)	(6,140,738)
Balance as of March 31, 2022	1,785,715	$1,790	1,016,004	$1,015	43,737,772	$43,739	$99,506,534	$(92,823,851)	$6,729,227

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended,
	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,497,357)	$(10,672,949)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	118,068	129,257
Issuance of common stock for services	153,000	202,820
Issuance of common stock warrants for services	71,220	-
Stock based compensation- warrants	-	2,194,257
Stock based compensation- stock option grants	636,651	302,849
Right of use, net	(11,203)	-
Amortization of debt discount to interest expense	7,272,911	4,198,105
Provision on loss on accounts receivable	-	634
Changes in operating assets and liabilities:
Accounts receivable- related party	(119,210)	-
Other long-term assets	-	11,413
Accounts payable - trade and accrued expenses	2,353,901	386,261
NET CASH (USED IN) OPERATING ACTIVITIES	(1,022,019)	(3,247,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of research and development equipment	(826,956)	(34,967)
NET CASH (USED IN) INVESTING ACTIVITIES:	(826,956)	(34,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	14,209,000
Payments for issuance costs from notes payable	-	(727,117)
Proceeds from Simple Agreements for Future Equity	-	340,000
Proceeds from note payable - PPP	-	205,633
Proceeds from issuance of common stock for stock options exercise	11,344	-
Proceeds from issuance of common stock for warrant exercise	766,486	653,204
NET CASH PROVIDED BY FINANCING ACTIVITIES	777,830	14,680,720

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,071,145)	11,398,400

CASH AND CASH EQUIVALENTS, beginning of period	12,258,218	4,298,179

CASH AND CASH EQUIVALENTS, end of period	$11,187,073	$15,696,579

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature	$-	$9,769,683
Issuance of warrants to debt holders	$-	$4,439,317
Issuance of warrants for services related to debt offering	$-	$1,667,281
Cashless warrant exercise (fair value)	$-	$493,601
Conversion of debt	$14,209,000	$713,775
Conversion of accrued interest	$1,136,720	$58,430

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2021, filed with the Securities and Exchange Commission (“SEC”) on December 21, 2021. The results of operations for the six months ended March 31, 2022 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

On September 17, 2021, the Company incorporated of AI Mind, Inc. AI Mind is focused on monetizing the AI Deep Learning Platform. Since incorporation it initially focused on creating graphical images which were sold as Non Fungible Tokens (“NFTs”). During the six months ended March 31, 2022, the Company’s artificial intelligence (AI) Deep Learning Platform began generating revenue from digital asset sales of NFT’s and had sales of $4,360,000.

2. LIQUIDITY and GOING CONCERN

The Company has cash and cash equivalents of $11,187,073 and net working capital of $8,355,273 (exclusive of convertible notes payable and right of use liabilities) as of March 31, 2022. The Company anticipates that it will record losses from operations for the foreseeable future. The Company believes that it has enough available cash to operate until June 30, 2023. As of March 31, 2022, the Company’s accumulated deficit was $92,823,851. The Company has had limited capital resources and intends to seek additional cash via equity and debt offerings.

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

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, RAAI Lighting, Inc., Particle, Inc. and AI Mind, Inc. Inter-Company items and transactions have been eliminated in consolidation.

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

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. During the six months ended March 31, 2022, the Company’s artificial intelligence (AI) Deep Learning Platform began generating revenue from digital asset sales of NFT’s. The Company engineering team, using its research date, AI and proprietary algorithms, produced NFT’s in the form of digital art. The NFT’s produced had no recorded cost basis.

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

After the sale of the NFT, the Ethereum is converted to US dollars as soon as practically possible. The Company records the total value of the gross NFT sale in revenue. Costs incurred in connection with the NFT transaction are recorded in the statement of operations as Selling and Transactional Cost of Digital Assets and include costs to outside consultants, estimated employee and CEO special bonus compensation, and estimated sales and use tax.

Research and Development Expenses – Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, the Company conducts on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. The Company also is actively involved in identifying new applications. The Company’s current internal team along with outside consultants has considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement our internal team. The Company believes that continued development of new and enhanced technologies is essential to our future success. The Company incurred expenses of $2,134,459, $3,969,972 and $2,033,726 for the six months ended March 31, 2022 and the years ended September 30, 2021 and 2020, respectively, on development activities.

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the six months ended March 31, 2022 and 2021 were $387,434 and $162,933, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of March 31, 2022 and September 30, 2021 are based upon the short-term nature of the assets and liabilities.

The Company has a money market account which is considered a level 1 asset. The balance as of March 31, 2022 and September 30, 2021 was 8,036,515 and $12,217,714, respectively.

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

The Company determined that the conversion features for purposes of bifurcation within convertible notes payable were immaterial and there was no derivative liability to be recorded as of March 31, 2022 and September 30, 2021.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2022, the Company had 43,737,772 shares of common stock issued and outstanding. As of March 31, 2022, there were options outstanding for the purchase of 17,878,245 common shares (including unearned stock option grants totaling 11,550,745 shares related to performance targets), warrants for the purchase of 21,714,023 common shares, and 8,108,356 shares of our common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 9,020,264 common shares at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,255,066. All of which could potentially dilute future earnings per share but are excluded from the March 31, 2022, calculation of net loss per share because their impact is antidilutive.

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

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the six months ended March 31, 2022 and 2021 and comprehensive loss for those periods.

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

Based on the Company’s review of accounting standard updates issued since the filing of the March 31, 2022 Form 10-Q, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a significant impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4. Artificial Intelligence (AI) Deep Learning Platform

AI Revenue

During the six months ended March 31, 2022, the Company’s artificial intelligence (AI) Deep Learning Platform began generating revenue from digital asset sales of NFT’s and had sales of $4,360,087. The Company’s sales of NFT’s are generated using the NFT digital exchange, OpenSea. Customers purchasing the NFT’s must make payments in the crypto currency, Ethereum. The Ethereum is received into a digital wallet and then moved to an account at Coinbase where the Ethereum is converted to U.S. dollars. During the three months ended December 31, 2021, the Company was not able to establish a digital wallet and corporate account at Coinbase in order to receive the Ethereum. The Company used the digital wallet and Coinbase account of the Company’s CEO. The Company and the CEO executed an assignment of his account to the Company while the Company establishes its own Coinbase account. All proceeds received from the sale of NFT were deposited in the CEO’s personal digital accounts. As of December 31, 2021 the Company had recorded an accounts receivable-related party of $3,124,581 for the cash it expected to receive from the CEO’s personal digital account.

During the three months ended March 31, 2022, the Company was able to establish a digital wallet and corporate account at Circle in order to receive the Ethereum and then convert it to cash. The Company received $2,908,551 of Ethereum and recorded a reduction in value of $96,820 related to the decline in value of the Ethereum. The accounts receivable-related party was $119,210 as of March 31, 2022. As of March 31, 2022, accrued expenses - related parties include approximately $326,378 of expenses, primarily sales and use tax and $1,564,852 in compensation that the Company expects to pay for the NFT sales. During 2021, approximately $1.3 million of the selling and transactional costs for the digital assets was paid through the CEO’s personal digital asset account including approximately $1.075 million which was paid to a consultant via the transfer of Ethereum.

5. PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2022 and September 30, 2021 was comprised of the following:

	Estimated
	Useful Lives	March 31, 2022	September 30, 2021
Machinery and equipment	2-3 years	$1,481,754	$654,798
Leasehold improvements	5 years	3,612	3,612
Furniture and fixtures	5 years	26,855	26,855
Less: accumulated depreciation		(474,829)	(356,761)
		$1,037,392	$328,504

Total depreciation expense was $118,068 and $42,591 for the six months ended March 31, 2022 and 2021, respectively.

6. LEASES

The Company has entered into operating leases for office and development facilities. These leases have terms which range from two to three years and include options to renew. These operating leases are listed as separate line items on the Company's March 31, 2022 and September 30, 2021 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's March 31, 2022 and September 30, 2021 Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $305,462 as of March 31, 2022. Operating lease right-of-use assets and liabilities commencing after October 1, 2018 are recognized at commencement date based on the present value of lease payments over the lease term. During years ended March 31, 2022 and September 30, 2021, the Company amended two leases and recognized the rent payments as an expense in the current period. As of March 31, 2022 and September 30, 2021, total operating lease liabilities for remaining long term lease was approximately $295,798 and $290,000, respectively. In the six months ended March 31, 2022 and 2021, the Company recognized approximately $100,103 and $76,423, respectively in total lease costs for the leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the year ended March 31, 2022 was as follows:

Cash paid for ROU operating lease liability $50,051

Weighted-average remaining lease term 23 months

Weighted-average discount rate 7%

The minimum future lease payments as of March 31, 2022 are as follows:

Years Ended March 31,	$
2022	$170,489
2023	117,941
2024	27,411
Total remaining payments	315,840
Less Imputed Interest	(20,042)
Total lease liability	$295,798

7. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible notes payable as of March 31, 2022 and September 30, 2021 consisted of the following:

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve 1,071,000 under convertible promissory or OID notes. The Company recorded accrued interest of $82,801 and $79,062 as of March 31, 2022 and September 30, 2021, respectively. On May 3, 2022, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2022.

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $251,671 and $216,246 as of March 31, 2022 and September 30, 2021, respectively. On April 4, 2022, the Company approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to September 30, 2022.

Convertible Debt Offering

Beginning in 2019, the Company entered into series of debt offerings with similar and consistent terms. The Company issued Subordinated Convertible Notes and Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The notes are convertible into one share of common stock for each dollar invested in a Convertible Note Payable and automatically convert to common stock after one year. The convertible notes contain terms and conditions which are deemed to be a Beneficial Conversion Feature (BCF). Warrants are issued to purchase common stock with exercise prices of $1.20 and $2.40 per share and the number of warrants are equal to 50% of the convertible note balance. The Company compensates the placement agent with a cash fee and warrants. Through March 31, 2022, the Company has raised approximately $24 million through these offerings, of which $14,209,000 and $5,639,500 were raised in the years ended September 30, 2021 and 2020, respectively.

During the year ended September 30, 2021, the Company issued 6,091,960 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2020. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on October 17, 2020.

The Convertible Notes issued during the year ended September 30, 2021 are initially convertible into 7,104,500 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 3,552,250 shares of Common Stoc. As of March 31, 2022 all convertible notes and accrued interest had been converted to common stock.

The fair value of the Warrants issued to debt holders during the year ended September 30, 2021 was $4,439,317 on the date of issuance and was amortized over the one-year term of the Convertible Notes. The fair value of the warrants was recorded as debt discount (with an offset to APIC) and was amortized over the one-year term of the Convertible Notes.

In connection with the debt offering during the year ended September 30, 2021, the placement agent for the Convertible Notes and the Warrants received a cash fee of 727,117 and warrants to purchase 492,090 shares of the Company’s common stock, all based on 2-8% of gross proceeds to the Company. The warrants issued for these services had a fair value of $1,667,281 at the date of issuance. The fair value of the warrants was recorded as debt discount (with an offset to APIC) and will be amortized over the one-year term of the Convertible Notes. The $727,117 cash fee was recorded as issuance costs and was amortized over the one-year term of the related Convertible Notes.

During the year ended September 30, 2021, the Company recorded a debt discount of $9,769,683 associated with a beneficial conversion feature on the debt, which was accreted to interest expense using the effective interest method over the one-year term of the Convertible Notes.

During the six and three quarters ended March 31, 2022, amortization related to the debt offerings of $7,272,911 and $4,184,657 of the beneficial conversion feature, warrants issued to debt holders and placement agent was recognized as interest expense in the consolidated statements of operations.

Convertible notes payable as of March 31, 2022 and September 30, 2021 are summarized below:

	March 31, 2022	September 30, 2021
Convertible note- Clayton A. Struve	$1,071,000	$1,071,000
Convertible note- Ronald P. Erickson and affiliates	1,184,066	1,184,066
2020 Convertible notes	-	5,639,500
2021 Convertible notes	14,209,000	14,209,000
Boustead fee refund (originally booked as contra debt)	-	50,000
Less conversions of notes	(14,209,000)	(5,639,500)
Less debt discount - BCF	-	(4,308,337)
Less debt discount - warrants	-	(1,957,590)
Less debt discount - warrants issued for services	-	(1,056,984)
	$2,255,066	$9,191,155

Note Payable-PPP Loans

On April 30, 2020, the Company received $226,170 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of March 31, 2022 and September 30, 2021, the Company recorded interest expense of $4,350 and $3,222, respectively. On April 27, 2022, the Company was notified by the SBA that the Company is required to repay principal of $98,106 and interest of $1,997. The loan balance of $128,064 was forgiven.

On February 1, 2021, the Company received $205,633 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of March 31, 2022 and September 30, 2021, the Company recorded interest expense of $2,293 and $1,268, respectively. The Company filed the application for the loan forgiveness during the six months ended March 31, 2022.

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

As of March 31, 2022, there were options outstanding for the purchase of 17,878,245 common shares (including unearned stock option grants totaling 11,550,745 shares related to performance targets), warrants for the purchase of 21,714,023 common shares, and 8,108,356 shares of our common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 9,020,264 common shares at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,255,066. All of which could potentially dilute future earnings per share but are excluded from the March 31, 2022, calculation of net loss per share because their impact is antidilutive.

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

Series C and D Preferred Stock and Warrants

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of 1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. On March 31, 2022 and September 30, 2021 there are 1,785,715 Series C Preferred shares outstanding. On May 3, 2022, the Company approved the Extension of Warrant Agreement with Clayton Struve, extending the exercise dates to August 4, 2024.

As of March 31, 2022 and September 30, 2021, the Company has $750,000 of Series D Preferred Stock outstanding with Clayton A. Struve, an accredited investor. On August 14, 2017, the price of the Series D Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. The Series D Preferred Stock is convertible into shares of common stock at a price of $0.25 per share or by multiplying the number of Series D Preferred Stock shares by the stated value and dividing by the conversion price then in effect, subject to certain diluted events, and has the right to vote the number of shares of common stock the Series D Preferred Stock would be issuable on conversion, subject to a 4.99% blocker. The Preferred Series D has an annual yield of 8% The Series D Preferred Stock is convertible into shares of common stock at a price of $0.25 per share or by multiplying the number of Series D Preferred Stock shares by the stated value and dividing by the conversion price then in effect, subject to certain diluted events, and has the right to vote the number of shares of common stock the Series D Preferred Stock would be issuable on conversion, subject to a 4.99% blocker. The Preferred Series D has an annual yield of 8% if and when dividends are declared.

Series F Preferred Stock

On August 1, 2018, the Company filed with the State of Nevada a Certificate of Designation establishing the Designations, Preferences, Limitations and Relative Rights of Series F Preferred Stock. The Designation authorized 500 shares of Series F Preferred Stock. The Series F Preferred Stock shall only be issued to the current Board of Directors on the date of the Designation’s filing and is not convertible into common stock. As set forth in the Designation, the Series F Preferred Stock has no rights to dividends or liquidation preference and carries rights to vote 100,000 shares of common stock per share of Series F upon a Trigger Event, as defined in the Designation. A Trigger Event includes certain unsolicited bids, tender offers, proxy contests, and significant share purchases, all as described in the Designation. Unless and until a Trigger Event, the Series F shall have no right to vote. The Series F Preferred Stock shall remain issued and outstanding until the date which is 731 days after the issuance of Series F Preferred Stock (“Explosion Date”), unless a Trigger Event occurs, in which case the Explosion Date shall be extended by 183 days. As of March 31, 2022 and September 30, 2021, there are no Series F shares outstanding.

Securities Subject to Price Adjustments

In the future, if the Company’s sells its common stock at a price below $0.25 per share, the exercise price of 8,108,356 outstanding shares of Series C and D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of Convertible Notes Payable of $2,255,066 or 9,020,264 common shares at $0.25 per share and the exercise price of additional outstanding warrants to purchase 10,334,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,487,207 would adjust below $1.20 per share pursuant to the documents governing such instruments. Warrants totaling 3,954,625 would adjust below $2.40 per share pursuant to the documents governing such instruments.

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

Six Months Ended March 31, 2022

The Company issued 801,486 shares of common stock related to warrant exercises and received $766,486.

The Company issued 6,875 shares related to the exercise of stock option grants and received $11,344.

The Company issued 7,672,860 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2021. The Convertible Notes and interested were automatically converted to Common Stock at $2.00 per share on the one year anniversary in March 2022.

On January 5, 2022, the Company issued 30,000 shares each to three directors shares at an exercise price of $1.70 per share.

On January 5, 2022, the Company issued 20,000 warrants to purchase common stock each to three directors shares at $1.70 per share. The warrants expire on January 5, 2027.

Warrants to Purchase Common Stock

Six Months Ended March 31, 2022

On January 5, 2022, the Company issued 20,000 warrants to purchase common stock each to three directors shares at $1.70 per share. The warrants expire on January 5, 2027.

During the six months ended March 31, 2022, the Company issued 801,486 shares of common stock related to warrant exercises and received $766,486.

During the six months ended March 31, 2022, warrants to purchase 108,756 shares of common stock at $1.00 per share expired.

	March 31, 2022
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	22,564,255	$0.998
Issued	60,000	-
Exercised	(801,486)	(0.956)
Forfeited	-	-
Expired	(108,756)	(1.000)
Outstanding at end of period	21,714,013	$1.001
Exerciseable at end of period	21,714,013

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2022:

	March 31, 2022
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exercisable	Price
10,779,381	1.02	$0.250	10,779,381	$0.250

6,559,707	2.84	1.20-1.85	6,559,707	1.20-1.85
4,364,925	4.00	2.00-2.40	4,364,925	2.00-2.40
10,000	1.25	4.080	10,000	4.080
21,714,013	3.17	$1.001	21,714,013	$1.001

There were vested warrants of 21,714,013 with an aggregate intrinsic value of $19,956,371.

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

Six Months Ended March 31, 2022

The Compensation committee issued stock option grants to twelve employees and consultants for 1,085,000 shares at an average exercise price of $2.079 per share. The stock option grants expire in five years. The stock option grant vests quarterly over four years.

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

During the six months ended March 31, 2022, two employees and consultants exercised stock option grants for 6,875 shares at $1.650.

During the six months ended March 31, 2022, four employees and consultants forfeited stock option grants for 815,000 shares at an average $1.842 per share.

There are currently 17,878,245 (including unearned stock option grants totaling 11,550,745 shares related to performance milestones) options to purchase common stock at an average exercise price of $1.651 per share outstanding as of March 31, 2022 under the 2021 Stock Incentive Plan. The Company recorded $636,651 and $302,849 of compensation expense, net of related tax effects, relative to stock options for the six months ended March 31, 2022 and 2021, respectively in accordance with ASC 718. As of March 31, 2022, there is approximately $5,313,062, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.80 years.

Stock option activity for the six months ended March 31,2022 and the years ended September 30, 2021 and 2020 was as follows:

	Weighted Average
	Options	Exercise Price	Proceed $
Outstanding as of October 1, 2019	4,532,668	$2.025	$9,180,369
Granted	3,085,000	1.142	3,522,400
Exercised	(73,191)	(0.250)	(18,298)
Forfeitures	(2,739,477)	(2.593)	(7,103,921)
Outstanding as of September 30, 2020	4,805,000	1.161	5,580,550
Granted	10,650,745	1.766	18,807,990
Exercised	(20,625)	(1.359)	(28,031)
Forfeitures	(120,000)	(3.300)	(396,000)
Outstanding as of September 30, 2021	15,315,120	1.565	23,964,509
Granted	3,385,000	2.087	7,062,900
Exercised	(6,875)	(1.650)	(11,344)
Forfeitures	(815,000)	(1.842)	(1,501,350)
Outstanding as of March 31, 2022	17,878,245	$1.651	$29,514,715

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2022:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exerciseable	Exerciseable
$0.25	230,000	1.21	$0.250	186,875	$0.250
1.10-1.25	2,932,500	2.60	1.101	514,531	1.105
1.28-1.53	9,280,745	3.45	1.501	1,098,125	1.302
1.79-3.67	5,435,000	4.50	2.263	413,750	1.826
	17,878,245	3.80	$1.651	2,213,281	$1.445

There are stock option grants of 17,878,245 shares as of March 31, 2022 with an aggregate intrinsic value of $8,556,635.

As of September 30, 2021, the 2020 Particle Stock Incentive Plan, was terminated and all stock option grants were cancelled by the participants. The Company recorded $197,553 and $833,771 of compensation expense, net of related tax effects, relative to Particle stock options for the years ended September 30, 2021 and 2020 and in accordance with ASC 718.

10. SIGNIFICANT AND OTHER TRANSACTIONS WITH RELATED PARTIES

Transactions with Clayton Struve

See Notes 7, 8 and 13 for related party transactions with Clayton A. Struve.

The Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. The Company recorded accrued interest of 82,801 and $79,062 as of March 31, 2022 and September 30, 2021, respectively. On May 3, 2022, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2022.

Related Party Transactions with Ronald P. Erickson

See Notes 7, 9, 11 and 13 for related party transactions with Ronald P. Erickson.

On December 16, 2021, the Company issued a stock option grant to Ronald P. Erickson for 1,000,000 shares at an exercise price of $2.09 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $256,702 and $421,599 as of March 31, 2022 and September 30, 2021, respectively.

During the six months ended March 31, 2022, the Company paid $75,000 of salaries to Mr. Erickson that were previously accrued and reported but were deferred.

Related Party Transaction with Phillip A. Bosua

See Notes 9 and 11 for related party transactions with Phillip A. Bosua.

On December 16, 2021, the Company issued a stock option grant to Phillip A. Bosua for 1,300,000 shares at an exercise price of $2.09 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

As of December 31, 2021 the Company has recorded an accounts receivable-related party of $3,124,581 for the cash it expects to receive from the CEO’s personal digital account. Included in accrued expenses-related party at December 31, 2021 is approximately $1.56 million of special bonus compensation the Company expects to pay employees and its CEO for the NFT sales once the cash is received. As of December 31, 2021, accrued expenses include approximately $326,000 of expenses, primarily sales and use tax, that the Company expects to pay for the NFT sales. During 2021, approximately $1.3 million of the selling and transactional costs for the digital assets was paid through the CEO”s personal digital asset account including approximately $1.075 million which was paid to a consultant via the transfer of Ethereum. During the three months ended March 31, 2022, the Company was able to establish a digital wallet and corporate account at Circle in order to receive the Ethereum. The Company received $2,908,551 and recorded a reduction in value of $96,820 related to the decline in value of the Ethereum. The accounts receivable was $119,210 as of March 31, 2022. As of March 31, 2022, accrued expenses include approximately $326,378 of expenses, primarily sales and use tax and $1,564,852 in compensation that the Company expects to pay for the NFT sales.

Related Party Transactions with Directors

On January 5, 2022, the Company issued 30,000 shares each to three directors shares at an exercise price of $1.70 per share.

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

12. SEGMENT REPORTING

The management of the Company considers the business to currently have three operating segments (i) the development of the Bio-RFID™” and “ChromaID™” technologies; (ii) Particle, Inc. technology; and (iii) AI sales of NFT products. Particle commenced operations in the three months ended June 30, 2020. AI commenced operations during the six months ended March 31, 2022.

The reporting for the three and six months ended March 31, 2022 and 2021 was as follows (in thousands):

		Operating	Segment
Segment	Revenue	(Loss)	Assets
Three Months Ended March 31, 2022
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(2,682)	$12,543
Particle, Inc. technology	-	(15)	1
Digital asset sales	9	(146)	119
Total segments	$9	$(2,843)	$12,663

Three Months Ended March 31, 2021
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(2,179)	$15,759
Particle, Inc. technology	-	(423)	149
Total segments	$-	$(2,602)	$15,908

		Segment
		Operating	Segment
Segment	Revenue	Profit (Loss)	Assets
Six Months Ended March 31, 2022
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(4,778)	$12,543
Particle, Inc. technology	-	(22)	1
Digital asset sales	4,361	1,088	119
Total segments	$4,361	$(3,712)	$12,663

Six Months Ended March 31, 2021
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(5,369)	$15,759
Particle, Inc. technology	-	(796)	149
Total segments	$-	$(6,165)	$15,908

During the six months ended March 31, 2022 and 2021, the Company incurred non-cash expenses related to operations of $8,240,647 and $7,027,922, respectively.

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to March 31, 2022, there were the following material transactions that require disclosure:

Extension of Convertible Promissory Notes with Clayton A. Struve

On May 3, 2022, the Company approved the Amendment to the senior secured convertible redeemable notes with Clayton A. Struve, extending the due dates to September 30, 2022.

Extension of Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

On April 4, 2022, the Company approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to September 30, 2022.

Extension of Warrant Agreement with Clayton A. Struve

On May 3, 2022, the Company approved the Extension of Warrant Agreement with Clayton Struve, extending the exercise dates as follows:

Warrant No./Class	Issue Date	No. Warrant Shares	Exercise Price	Original Expiration Date	Amended Expiration Date
Clayton A. Struve Warrant	08-14-2017	1,440,000	$0.25	08-13-2023	08-13-2024
Clayton A. Struve Warrant	12-12-2017	1,200,000	$0.25	12-11-2023	12-11-2024
Clayton A. Struve Warrant	08-04-2016	1,785,715	$0.25	08-04-2023	08-04-2024
Clayton A. Struve Warrant	02-28-2018	1,344,000	$0.25	02-28-2023	02-28-2024

Note Payable-PPP Loan 1

On April 30, 2020, the Company received $226,170 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of March 31, 2022 and September 30, 2021, the Company recorded interest expense of $4,350 and $3,222, respectively. On April 27, 2022, the Company was notified by the SBA that the Company is required to repay principal of $98,106 and interest of $1,997. The loan balance of $128,064 was forgiven.

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

BUSINESS

We are focused on the development and commercialization of proprietary biosensor technologies which, when paired with our AI Deep Learning Platform, are capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify and measure the unique “signature” of said materials or analytes. We call this our “Bio-RFID™” technology platform when pertaining to radio and microwave spectroscopy; and “ChromaID” technology platform when pertaining to optical spectroscopy. The data obtained with our biosensor technology is analyzed with our trade secret algorithms which are driven by our AI deep learning platform.

ChromaID is the first technology developed and patented by the Company. For the past several years, we have focused upon extensions and new patentable inventions that are derived from and extend beyond our ChromaID technology and intellectual property. We call this technology platform Bio-RFID. The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our Company as we work to create revenue generating products for the marketplace. Today, the primary focus of the Company is on its Bio-RFID technology, its commercialization, and development of related patent assets. Through its wholly owned subsidiary corporations the Company works to exploit additional opportunities and markets that its broad intellectual property and trade secret portfolio addresses.

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

Our most recent technology platform is called Bio-RFID, which utilizes spectroscopy at higher wavelengths than ChromaID’s optical range, to span radio wave and microwave segments of the electromagnetic spectrum. Working in our lab over the last four years, we have developed extensions and new inventions derived in part from our ChromaID technology which we refer to as Bio-RFID. We believe an important competitive differentiator for Bio-RFID to be its ability to not only identify a wide range of organic and inorganic materials and analytes, but to do so concurrently, and in real time, which potentially enables new multivariate models of clinical diagnostics, and health and wellness monitoring. We are rapidly advancing the development of this technology by increasing its accuracy, sensitivity, and specificity. We have announced detailed results confirming that we have successfully been able to non-invasively measure blood glucose levels in humans.

The ability of the Company to obtain exacting results from the data obtained from its Bio-RFID sensor technology, also referred to as Radio Frequency Spectroscopy or RF Spectroscopy is a consequence of the application of the Company’s trade secret algorithms. The Company has worked for the last several years on the AI and Machine Learning (“ML”) that drives the accurate pattern recognition of its algorithms. This work has led to the development of a robust AI Deep Learning Platform. This AI Platform drives the data pattern recognition for Bio-RFID’s exacting determination of blood glucose levels. It can also provide the data recognition for blood alcohol and blood oxygen levels which the Company also identified in preliminary tests. It will provide the analytics for the long list of other analytes in the human body that the Company will pursue non-invasive detection of, many of which are set forth in the Company’s issued patent USPTO 11,033,208 B1. The Company’s AI Deep Learning Platform will be monetized through the subsidiary AI Mind, Inc. AI Mind, Inc. was incorporated on September 17, 2021. During the six months ended March 31, 2022, the Company’s artificial intelligence (AI) Deep Learning Platform began generating revenue from digital asset sales of NFT’s and had sales of $4,360,000.

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

We have also announced the results of laboratory-based comparison testing between our Bio-RFID technology and the leading continuous glucose monitors from Abbott Labs (Freestyle Libre®) and DexCom (G6®). These results provide evidence of a high degree of correlation between our Bio-RFID technology and the current industry leaders and their minimally invasive continuous glucose monitors. Our patented technology is fundamentally differentiated from these industry leaders as our technology monitors blood glucose levels in a completely non-invasively manner.

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

We have begun the internal process to pursue US Food and Drug Administration (FDA) clearance of our non-invasive blood glucose monitoring device as soon as possible. To guide us in that undertaking we previously announced the hiring of a Chief Medical Officer and formed a Medical and Regulatory Advisory Board to guide us through the FDA process. Additionally, we have retained third party quality assurance and documentation consultants to ensure that the rigorous requirements of the FDA are met. We recently announced the approval by an Institutional Review Board of a 200-person internal study. The information obtained from that study will enable us to further refine our technology in preparation for FDA clinical trials. We are unable, however, to estimate the time necessary for such clearance nor the likelihood of success in that endeavor.

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

The AI Deep Learning Platform is an enabling technology which can identify patterns from data gathered from both the Bio-RFID and ChromaID platform technologies. The AI Deep Learning Platform is critical to the Company’s ability to accurately identify blood glucose levels and other analytes in the human body. Over time, utilizing our AI Deep Learning Platform we plan to develop analytics which, when using data collected from our sensors, will provide useful information on health and wellness to end users, and potentially lead to what the Company calls “Predictive Health.” In addition to identifying patterns, the inverse is also possible as the Company’s AI Deep Learning Platform can also create patterns in the form of 3D graphical images. That activity has found its first form in the work of the Company’s subsidiary, AI Mind, Inc., to generate 3D graphical images which were sold as NFTs providing revenue in the first quarter of fiscal year 2022, as reported in the Company’s recently filed Form 8-K and press release. We plan to explore other opportunities to monetize its AI Deep Learning Platform over time.

The cornerstone of a company with a foundational platform technology is its intellectual property portfolio. We have pursued an active intellectual property strategy which includes focus on patents where appropriate and a diligent protection of trade secrets. The Company has been granted 25 patents and 13 design patents. We currently have a number of patents pending and continue, on a regular basis, the filing of new patents. We possess all right, title and interest to the issued patents.

Our Patents and Intellectual Property

We believe that our 25 patents and 13 design patents, patent applications, trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets. Our issued patents will expire at various times between 2027 and 2041. Pending patents, if and when issued, may have expiration dates that extend further in time. The duration of our trademark registrations varies from country to country. However, trademarks may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

The issued patents cover the fundamental aspects of the Know Labs ChromaID and Bio-RFID technology and a number of unique applications. We have filed patents on the fundamental aspects of our Bio-RFID technology and growing number of unique applications. We will continue to expand the Company’s patent portfolio.

Additionally, significant aspects of our technology are maintained as trade secrets which will not be disclosed through the patent filing process. We are diligent in maintaining and securing our trade secrets.

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

On January 11, 2022, we were issued US Patent No. 11,223,383, entitled “Non-Invasive Analyte Sensor and System with Decoupled and Inefficient Transmit and Receive Antennas.” This patent expires in approximately December 2040. This patent pertains to the unique configuration of the antennas used in Know Labs’ Bio-RFID sensors

On June 15, 2021, we were issued US Patent No. 11,033,208, entitled “Fixed Operation Time Frequency Sweeps for an Analyte Sensor.” This patent expires in approximately February 2041. This patent pertains to how operation of the Know Labs Bio-RFID sensor technology is controlled.

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

On February 1, 2022, we were issued US Patent No. 11,234,618, entitled “Analyte Database Established Using Analyte Data from Non-Invasive Analyte Sensors.” This patent expires in approximately March 2041. This patent pertains to _the processes and systems of establishing an analyte database of analyte data that is non-invasively collected from multiple subjects using the Bio-RFID sensor in order to detect an abnormal medical pathology.

On February 1, 2022, we were issued US Patent No. 11,234,619, entitled “Non-Invasive Detection of an Analyte Using Decoupled Transmit and Receive Antennas.” This patent expires in approximately December 2040. This patent pertains to using the Bio-RFID sensor to detect an analyte, including glucose, in a person.

On March 29, 2022, we were issued US Patent No. 11,284,819, entitled “Analyte Database Established Using Analyte Data from Non-Invasive Analyte Sensors.” This patent expires in approximately March 2041. This patent pertains to the process of deriving an analyte database from multiple subjects and from multiple non-invasive sensors across a broad range of analytes, meaning the process of non-invasively capturing, organizing, and analyzing analytes in the form of a database.

On March 29, 2022, we were issued US Patent No. 11,284,820, entitled “Analyte Database Established Using Analyte Data from a Non-Invasive Analyte Sensor.” This patent expires in approximately March 2041. This patent pertains to the process of deriving an analyte database from one subject and from one non-invasive sensor across a broad range of analytes, meaning the process of non-invasively capturing, organizing, and analyzing analytes in the form of a database.

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

Research and Development

Our current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity, and developing new and unique applications for this technology and the AI Deep Learning Platform that drives its analytics. As part of this effort, we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. We are also actively involved in identifying new applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies. We engage third party experts as required to supplement our internal team. We believe that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $2,134,459, $3,969,972 and $2,033,726 for the six months ended March 31, 2022 and the years ended September 30, 2021 and 2020, respectively, on development activities.

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

On September 17, 2021, we approved and ratified the incorporation of AI Mind, Inc. AI Mind is focused on monetizing the AI Deep Learning Platform. Since incorporation it initially has focused on creating graphical images which were sold as NFTs. The Company is continuing to look for opportunities for new applications of its AI Deep Learning Platform which to generate revenues to support the continued development of its non-invasive diagnostic technology.

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

On April 30, 2020, we incorporated a subsidiary corporation, Particle, Inc. for the purpose of research and development on non-core Company intellectual property. The first research activity, undertaken by a separate Particle team has been on standard threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020 with Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of March 31, 2022, the operations of Particle have generated no sales. The first product, the Particle bulb can be used in households, businesses, and other facilities to inactivate bacteria and viruses. Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. Final study results. from Texas Biomedical Research Institute indicate the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19 and most recently, the Alpha and Delta variants of the virus that causes COVID-19. The Particle team is working on business development activities related to interest from potential strategic and channel partners in both consumer and business applications in the global marketplace.

On September 17, 2021 we incorporated a subsidiary corporation, AI Mind, Inc. for the purpose of identifying and capitalizing upon market opportunities for its AI Deep Learning Platform. During the six months ended March 31, 2022, our artificial intelligence (AI) Deep Learning Platform began generating revenue from digital asset sales of NFT’s and had sales of $4,360,000. We plan to explore other opportunities to monetize our AI Deep Learning Platform.

We expect that other such subsidiaries may be created over time. Additionally, we may license our intellectual property to third parties so that they may pursue activities that are not a part of the Company’s core focus.

EMPLOYEES

As of March 31, 2022, we had 13 full time employees. Our senior management and ten other personnel are located in our Seattle, Washington offices. We periodically utilize consulting firms and individual contractors to supplement our workforce.

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

On September 17, 2021 we incorporated a subsidiary corporation, AI Mind, Inc. for the purpose of identifying and capitalizing upon market opportunities for its AI Deep Learning Platform. The first activity undertaken by the subsidiary was the creation of graphical images expressed as Non-Fungible Tokens (“NFTs”) utilizing the AI Deep Learning Platform. During the six months ended March 31, 2022, the Company’s artificial intelligence (AI) Deep Learning Platform began generating revenue from digital asset sales of NFT’s and had sales of $4,360,000.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)

	Three Months Ended March 31,
	2022	2021	$ Variance	% Variance

Revenue- Digital Asset Sales	$9	$-	$9	100.0%
Research and Development and Operating Expenses-
Research and development expenses	1,249	1,259	(10)	0.8%
Selling, general and administrative expenses	1,448	1,343	105	-7.8%
Selling and transactional costs for digital assets	155	-	155	-100.0%
Total research and development and operating expenses	2,852	2,602	250	-9.6%
Operating loss	(2,843)	(2,602)	(241)	-9.3%
Other income (expense):
Interest expense	(3,298)	(2,772)	(526)	-19.0%
Total other (expense), net	(3,298)	(2,772)	(526)	-19.0%
Loss before income taxes	(6,141)	(5,374)	(767)	-14.3%
Income tax expense	-	-	-	0.0%
Net loss	$(6,141)	$(5,374)	$(767)	-14.3%

THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021

Sales

Revenue- digital asset sales for the three months ended March 31, 2022 was $9,000 as compared to $0 for the three months ended March 31, 2021. Our Artificial Intelligence (AI) Deep Learning Platform generated revenue- digital asset sales of $9,000 from Non-Fungible Token (NFT) sales.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2022 decreased $10,000 to $1,249,000 as compared to $1,259,000 for the three months ended March 31, 2021. The decrease was due reduced expenditures of $265,000 on the Particle technology, offset by increased personnel, use of consultant and expenditures related to the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2022 increased $105,000 to $1,448,000 as compared to $1,343,000 for the three months ended March 31, 2021.

The increase primarily was primarily due an increase of corporate development, insurance and travel expenses, offset by a $158,000 decrease in Particle expenses.

As part of the selling, general and administrative expenses for the three months ended March 31, 2022 and 2021, we recorded $79,000 and $35,000, respectively, of investor relationship expenses and business development expenses.

Selling and Transactional Costs for Digital Asset Sales

Selling and transactional cots for digital asset sales were $155,000 for the three months ended March 31, 2022. Such costs included royalties and other expense adjustment associated with digital assets from last quarter.

Other (Expense), Net

Other expense, net for the three months ended March 31, 2022 was $3,298,000 as compared to other expense, net of $2,772,000 for the three months ended March 31, 2021. The other expense, net for the three months ended March 31, 2022 included interest expense related to convertible notes payable and the amortization of the beneficial conversion feature and value of warrants issued.

The other expense, net for the three months ended March 31, 2021 included interest expense of $2,772,000 related to convertible notes payable and the amortization of the beneficial conversion feature. The increase interest expense is due to more issuances of convertible notes and warrants through March 31, 2021.

Net Loss

Net loss for the three months ended March 31, 2022 was $6,141,000 as compared to $5,374,000 for the three months ended March 31, 2021. The net loss for the three months ended March 31, 2022 included (i) non-cash expenses of $3,830,000. The non-cash items include (ii) depreciation and amortization of $77,000; (iii) issuance of common stock for services and expenses of $153,000; (iv) issuance of common stock warrants for service of $71,000; (v) stock based compensation- stock options of $432,000; (vi) amortization of debt discount as interest expense of $3,088,000; and offset by (vii) other of $9,000.

The net loss for the three months ended March 31, 2021 included non-cash expenses of $3,380,000. The non-cash items include (i) depreciation and amortization of $65,000; (ii) issue of common stock for services and expenses of $203,000; (iii) stock based compensation- warrants of $383,000; (iv) stock based compensation- stock options of $127,000; and (v) amortization of debt discount as interest expense of $2,602,000.

We expect losses to continue as we commercialize our ChromaID™ and Bio-RFID™ technology.

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)

	Six Months Ended March 31,
	2022	2021	$ Variance	% Variance

Revenue- Digital Asset Sales	$4,361	$-	$4,361	100.0%
Research and Development and Operating Expenses-
Research and development expenses	2,135	2,225	(90)	4.0%
Selling, general and administrative expenses	2,665	3,940	(1,275)	32.4%
Selling and transactional costs for digital assets	3,273	-	3,273	-100.0%
Total research and development and operating expenses	8,073	6,165	1,908	-30.9%
Operating loss	(3,712)	(6,165)	2,453	39.8%
Other income (expense):
Interest expense	(7,785)	(4,508)	(3,277)	-72.7%
Total other (expense), net	(7,785)	(4,508)	(3,277)	-72.7%
Loss before income taxes	(11,497)	(10,673)	(824)	-7.7%
Income tax expense	-	-	-	0.0%
Net loss	$(11,497)	$(10,673)	$(824)	-7.7%

SIX MONTHS ENDED MARCH 31, 2022 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2021

Sales

Revenue- digital asset sales for the six months ended March 31, 2022 was $4,361,000 as compared to $0 for the six months ended March 31, 2021. Our Artificial Intelligence (AI) Deep Learning Platform has generated revenue- digital asset sales of $4,361,000 from Non-Fungible Token (NFT) sales.

Research and Development Expenses

Research and development expenses for the six months ended March 31, 2022 decreased $90,000 to $2,135,000 as compared to $2,225,000 for the six months ended March 31, 2021. The decrease was due reduced expenditures of $419,000 on the Particle technology, offset by increased personnel, use of consultant and expenditures related to the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2022 decreased $1,275,000 to $2,665,000 as compared to $3,940,000 for the six months ended March 31, 2021.

The decrease primarily was primarily due a decrease of (i) a $1,529,000 reduction in stock based compensation; offset by (ii) other increases of $254,000.

As part of the selling, general and administrative expenses for the six months ended March 31, 2022 and 2021, we recorded $243,000 and $95,000, respectively, of investor relationship expenses and business development expenses.

Selling and Transactional Costs for Digital Asset Sales

Selling and transactional cots for digital asset sales were $3,273,000 for the six months ended March 31, 2022. Our Artificial Intelligence (AI) Deep Learning Platform has generated revenue- digital asset sales of $4,361,000 from Non-Fungible Token (NFT) sales. Such costs included consulting, bonus compensation transaction fees, taxes, royalties and other costs.

Other (Expense), Net

Other expense, net for the six months ended March 31, 2022 was $7,785,000 as compared to other expense, net of $4,508,000 for the six months ended March 31, 2021. The other expense, net for the six months ended March 31, 2022 included interest expense related to convertible notes payable and the amortization of the beneficial conversion feature and value of warrants issued.

The other expense, net for the six months ended March 31, 2021 included interest expense of $4,508,000 related to convertible notes payable and the amortization of the beneficial conversion feature

Net Loss

Net loss for the six months ended March 31, 2022 was $11,497,000 as compared to $10,673,000 for the six months ended March 31, 2021. The net loss for the six months ended March 31, 2022 included (i) non-cash expenses of $8,241,000. The non-cash items include (ii) depreciation and amortization of $118,000; (iii) issuance of common stock for services and expenses of $153,000; (iv) issuance of common stock warrants for service of $71,000; (v) stock based compensation- stock options of $636,000; (vi) amortization of debt discount as interest expense of $7,273,000; and offset by (vii) other of $11,000.

The net loss for the six months ended March 31, 2021 included non-cash expenses of $7,028,000. The non-cash items include (iv) depreciation and amortization of $129,000; (v) issuance for common stock for services and expenses of $203,000; (vi) stock based compensation- warrants of $2,194,000; (vii) stock based compensation- stock options of $303,000; and (viii) amortization of debt discount as interest expense of $4,199,000. On December 15, 2020, we issued a warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is convertible at $1.53 per share and was valued using a “Black-Scholes” model at $1,812,000.

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

We have cash and cash equivalents of approximately $11,187,073 and net working capital of approximately $8,355,273 (exclusive of convertible notes payable and right of use asset and liabilities) as of March 31, 2022. We have experienced net losses since inception. As of March 31, 2022, we had an accumulated deficit of $92,824,000 and net losses in the amount of $11,497,000, $25,360,000, and $13,563,000 for the six months ended March 31, 2022 and the years ended September 30, 2021 and 2020, respectively. We incurred non-cash expenses of $8,241,000, $17,701,000 and $9,366,000 during the six months ended March 31, 2022 and the years ended September 30, 2021 and 2020, respectively.

On March 15, 2021, we closed private placement for gross proceeds of $14,209,000 in exchange for issuing Subordinated Convertible Notes and 3,552,250 Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The Convertible Notes were automatically converted to our Common Stock at $2.00 per share on the one year anniversary starting on March 9, 2022.

The Convertible Notes had an original principal amount of $14,209,000 and bear annual interest of 8%. Both the principal amount and the interest are payable on a payment-in-kind basis in shares of our Common Stock.

We believe that our cash on hand will be sufficient to fund our operations through June 30, 2023.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the issuance of preferred stock, the sale of common stock and the exercise of warrants.

The proceeds of warrants which are not expected to be cashless may generate potential proceeds of up to $16,411,000.

Operating Activities

Net cash used in operating activities for the six months ended March 31, 2022 and 2021 was $1,022,000 and $3,247,000, respectively. The net cash used in operating activities for the six months ended March 31, 2022 was primarily related to (i) a net loss of $11,497,000; offset by (ii) working capital changes of $2,235,000 related to Our Artificial Intelligence (AI) Deep Learning Platform has generated initial revenue from Non-Fungible Token (NFT) sales and incurred certain expenses; and (iii) non-cash expenses of $8,241,000. The non-cash items include (iv) depreciation and amortization of $118,000; (v) issuance of common stock for services and expenses of $153,000; (vi) issuance of common stock warrants for service of $71,000; (vii) stock based compensation- stock options of $636,000; (viii) amortization of debt discount as interest expense of $7,273,000; and offset by (ix) other of $11,000.

Net cash used in operating activities for the six months ended March 31, 2021 was $3,247,000. This amount was primarily related to (i) a net loss of $10,673,000; offset by (ii) working capital changes of $398,000; and (iii) non-cash expenses of $7,028,000. The non-cash items include (iv) depreciation and amortization of $129,000; (v) issuance for common stock for services and expenses of $203,000; (vi) stock based compensation- warrants of $2,194,000; (vii) stock based compensation- stock options of $303,000; and (viii) amortization of debt discount as interest expense of $4,199,000. On December 15, 2020, we issued a warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is exercisable on a cash or non-cash basis at $1.53 per share and was valued using a “Black-Scholes” model at $1,812,000.

Investing Activities

Net cash used in investing activities for the six months ended March 31, 2022 and 2021 was $827,000 and $35,000, respectively. There amounts were primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2022 and 2021 was $778,000 and $14,681,000, respectively. The net cash provided by financing activities for the six months ended March 31, 2022 was primarily related to (i) proceeds from the issuance of common stock for the exercise of warrants of $767,000; and (ii) proceeds from the issuance of common stock for the exercise of stock option grants of $12,000.

Net cash provided by financing activities for the six months ended March 31, 2021 primarily related to (i) issuance of Simple Agreements for future Equity of $340,000; (ii) $14,209,000 related to proceeds from convertible notes payable; (iii) proceeds from notes payable- PPP of $206,000; and (iv) proceed from the issuance of common stock for the exercise of warrants of $653,000; and offset by (v) payment of issuance costs from notes payable of $727,000.

On March 15, 2021, we closed private placement for gross proceeds of $14,209,000 in exchange for issuing Subordinated Convertible Notes and 3,552,250 Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The Convertible Notes were automatically converted to our Common Stock at $2.00 per share on the one year anniversary starting on March 9, 2022.

The Convertible Notes had an original principal amount of $14,209,000 and bear annual interest of 8%. Both the principal amount and the interest are payable on a payment-in-kind basis in shares of our Common Stock

Our contractual cash obligations as of March 31, 2022 are summarized in the table below:

		Less Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years
Operating leases	$319,573	$168,910	$150,663
Convertible notes payable	2,255,066	2,255,066	-
			-
	$2,574,639	$2,423,976	$150,663

(1)

Convertible notes payable includes $2,255,066 that can be converted into common stock upon demand. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID™” technologies. None of the expenditures are contractual obligations as of March 31, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2022 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2022.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

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

Risks Related to Pandemics, Global Geo-Political and Economic Considerations.

The near-term effects of the recent COVID-19 coronavirus pandemic are known, as they adversely affected our business. Some longer term effects, such as supply chain issues and inflation, are becoming known and may adversely affect our business, results of operations, financial condition, liquidity and cash flow.

Over the past two years the impact of COVID-19 has had adverse effects on our business by slowing down our ability to work with third parties outside of Seattle on testing and validation. We have witnessed supply chain related delays and increasing costs due to inflation. It is difficult to predict what other adverse effects, if any, COVID-19 and related matters can have on our business, or against the various aspects of same.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus (“COVID-19”) and advised of the risks to the international community as the virus spread globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The spread of COVID-19 coronavirus caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. Over time, the incidence of COVID-19 and its variants has diminished although periodic spikes in incidence occur. Consequently, restrictions imposed by various governmental health organizations may change over time. Several states have lifted restrictions only to reimpose such restrictions as the number of cases rise and new variants arise.

It is difficult to isolate the impact of the pandemic on our business, results of operations, financial condition and our future strategic plans.

The Company may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic and the presence of new variants of COVID-19; and closures of businesses or manufacturing facilities critical to its business or supply chains. The Company is actively monitoring, and will continue to actively monitor, the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry and workforce.

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

General securities market uncertainties resulting in geo-political considerations.

Since the outset of the military conflict in Ukraine, the United States and worldwide national securities markets have undergone unprecedented stress due to the uncertainties of that conflict and the resulting reactions and outcomes of governments, businesses, and the general population. These uncertainties have resulted in declines in all market sectors, increases in volumes due to flight to safety and governmental actions to support the markets. As a result, until the military conflict has stabilized, the markets may not be available to the Company for purposes of raising required capital. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible, we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and/or scope of our operations.

General securities market uncertainties resulting in economic considerations.

Recent unease regarding the aforementioned geo-political considerations and increasing inflation has caused the United States and worldwide national securities markets to have undergone unprecedented stress due to the uncertainties of regarding the economy and the resulting reactions and outcomes of governments, businesses, and the general population. These uncertainties have resulted in declines in all market sectors, increases in volumes due to flight to safety and governmental actions to support the markets. As a result, until economic outlook has stabilized, the markets may not be available to the Company for purposes of raising required capital. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible, we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and/or scope of our operations.

Risks Relating to the Company Generally

We need additional financing to support our technology development and ongoing operations, pay our debts and maintain ownership of our intellectual properties.

We are currently operating at a loss. We believe that our cash on hand will be sufficient to fund our operations through June 30, 2023. We may need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected. There can be no assurance that we will be able to sell that number of shares, if any.

As of March 31, 2022, we owe approximately $2,511,768 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

Mr. Erickson, our Chairman, and/or entities with which he is affiliated also have accounts payable and accrued liabilities $256,702 of as of March 31, 2022 related to accrued compensation, accrued interest and expenses.

We owe $2,255,066 under various convertible promissory notes as of March 31, 2022 including $1,184,066 owed to entities controlled by our Chairman.

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

We have experienced net losses since inception. As of March 31, 2022, we had an accumulated deficit of $92,824,000 and net losses in the amount of $11,497,000, $25,360,000, and $13,563,000 for the six months ended March 31, 2022 and the years ended September 30, 2021 and 2020, respectively. We incurred non-cash expenses of $8,241,000, $17,701,000 and $9,366,000 during the six months ended March 31, 2022 and the years ended September 30, 2021 and 2020, respectively

There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our Know Labs, Particle, and AI Mind businesses have produced minimal revenues and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

To date, we have generated minimal revenue from sales of our products. We believe that our commercialization success is dependent upon our ability to both obtain FDA clearance for our technology and to successfully market resultant products. Demand for our products may not materialize, or increase as quickly as planned, and we may therefore be unable to increase our revenue levels as expected. We are currently not profitable. Even if we succeed in introducing our technology and related products to our target markets, we may not be able to generate sufficient revenue to achieve or sustain profitability.

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

Personnel: We do not currently employ a full time Chief Financial Officer. Our Chairman serves as interim Chief Financial Officer. We also utilize a consultant who is a qualified Chief Financial Officer to assist with our financial reporting. This consultant has increased his involvement in the Company.

If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

Our Particle, Inc. subsidiary was incorporated April 30, 2020, and has limited operating history.

Particle, Inc. was incorporated April 30, 2020, and to date has engaged in activities consisting primarily of research and development on threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020, with Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of the Company, in exchange the Company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of March 31, 2022, the operations of Particle have generated no sales. The first product, the Particle bulb can be used in households, businesses and other facilities to inactivate bacteria and viruses. Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. A world renowned, CDC-regulated biosafety level-4 laboratory has tested the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19. The results of these tests were successful, confirming the bulb’s ability to deactivate Alpha and Delta variants of the virus.

To date, we have generated no revenue from Particle. We may not generate revenues in the near future while we look for a partner to take Particle into the marketplace. We believe that Particle’s commercialization success is dependent upon its ability to gain marketplace acceptance. Demand for its products may not materialize, or increase as quickly as planned, and we may therefore be unable to increase our revenue levels as expected. Even if we succeed in introducing our technology and related products to our target markets, we may not be able to generate sufficient revenue to achieve or sustain profitability of the Particle subsidiary. The Company is also exploring strategic partnerships and distribution agreements for Particle. These efforts may not be successful which would adversely impact the sustainability of Particle.

Our AI Mind, Inc. subsidiary was incorporated on September 17, 2021, and has limited operating history.

During the six months ended March 31, 2022, our artificial intelligence (AI) Deep Learning Platform began generating revenue from digital asset sales of NFT’s and had sales of $4,360,087. The Company’s sales of NFT’s are generated using the NFT digital exchange, OpenSea. Customers purchasing the NFT’s must make payments in the crypto currency, Ethereum. There can be no assurance that it will continue to generate revenues nor be successful in continuing its marketing of parent company assets. These assets rely on fundamental trade secrets which at this time are proprietary yet not protected by any pending patents. It may not be possible to protect these trade secrets which would impact the ability of AI Mind, Inc. to continue to generate revenues.

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

There is no assurance that such regulatory clearance would be obtained for a glucose monitoring medical device or other applications requiring such approval.

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

In the future, if we sell our common stock at a price below $0.25 per share, the exercise price of 8,108,356 outstanding shares of Series C and D Preferred Stock that adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of Convertible Notes Payable of $2,255,066 or 9,020,264 common shares at $0.25 per share and the exercise price of additional outstanding warrants to purchase 10,334,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,487,207 would adjust below $1.20 per share pursuant to the documents governing such instruments. Warrants totaling 3,954,625 would adjust below $2.40 per share pursuant to the documents governing such instruments.

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

As of March 31, 2022, we had 43,737,772 shares of common stock issued and outstanding. As of March 31, 2022, there were options outstanding for the purchase of 17,878,245 common shares (including unearned stock option grants totaling 11,550,745 shares related to performance targets), warrants for the purchase of 21,714,023 common shares, and 8,108,356 shares of our common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, we currently have 9,020,264 common shares at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,255,066. All of which could potentially dilute future earnings per share but are excluded from the March 31, 2022, calculation of net loss per share because their impact is antidilutive.

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

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022, we had the following unregistered sales of equity securities:

We issued 7,672,860 shares of common stock related to the automatic conversion of convertible Notes and interest from a private placement to accredited investors in 2021. The Convertible Notes and interested were automatically converted to Common Stock at $2.00 per share on the one year anniversary in March 2022.

We issued 90,000 shares of common stock related to services that were valued at the fair market value of $153,000.

We issued 5,000 shares related to the exercise of stock option grants and received $9,000.

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
10.13

Form of Subscription Agreement, Subordinated Convertible Note, Common Stock Purchase Warrant, Subordination and Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 15, 2021)

10.14

Amendment 6 dated September 27, 2021 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form-8K, filed October 6, 2021)

10.15

Amendment 6 dated September 27, 2021 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form-8K, filed October 6, 2021)

10.16

Amendment 6 dated November 8, 2021 to Senior Secured Convertible Redeemable Note dated September 30, 2016 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form-8K, filed November 12, 2021)

10.17

Amendment 6 dated November 8, 2021 to Senior Secured Convertible Redeemable Note dated August 14, 2017 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form-8K, filed November 12, 2021)

10.18

Amendment 6 dated November 8, 2021 to Senior Secured Convertible Redeemable Note dated December 12, 2017 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form-8K, filed November 12, 2021)

43

10.19

Amendment 5 dated November 8, 2021 to Senior Secured Convertible Redeemable Note dated February 28, 2018 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form-8K, filed November 12, 2021)

10.20	First Amendment to Office Lease by and between Know Labs, Inc. and Logan building LLC. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed February 15, 2022)
10.21	First Amendment of Lease by and between Know Labs, Inc. and Oddfellows LLC. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed February 15, 2022)
14.1	Code of Ethics dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
99.2	Compensation Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
99.3	Nominations and Corporate Governance Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

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

KNOW LABS, INC.

(Registrant)

Date: May 13, 2022	By:	/s/ Phillip A Bosua
Phillip A. Bosua
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Interim Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

45