Form 10-Q
period 2022-06-30
KNOW LABS, INC.
filed 2022-08-12
CIK 1074828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

_______________________________________________

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

The number of shares of common stock, $.001 par value, issued and outstanding as of August 12, 2022: 43,849,281 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ITEM 1. FINANCIAL STATEMENTS

KNOW LABS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30, 2022	September 30, 2021 (1)
ASSETS	Unaudited

CURRENT ASSETS:
Cash and cash equivalents	$8,351,945	$12,258,218
Accounts receivable- related party	46,146	-
Total current assets	8,398,091	12,258,218

PROPERTY AND EQUIPMENT, NET	953,378	328,504

OTHER ASSETS
Other assets	13,767	13,767
Operating lease right of use asset	262,242	289,002

TOTAL ASSETS	$9,627,478	$12,889,491

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$405,423	$419,093
Accrued expenses	533,993	893,137
Accrued expenses - related parties	1,270,652	421,599
Convertible notes payable, net	2,255,066	9,191,155
Current portion of operating lease right of use liability	145,815	112,371
Total current liabilities	4,610,949	11,037,355

NON-CURRENT LIABILITIES:
Notes payable- PPP loans	-	431,803
Operating lease right of use liability, net of current portion	97,261	178,170
Total non-current liabilities	97,261	609,973

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value, 5,000,000 shares authorized, Series C and D shares issued and outstanding as follows:
Series C Convertible Preferred stock $0.001 par value, 1,785,715 shares authorized, 1,785,715 shares issued and outstanding at 6/30/2022 and 9/30/2021, respectively	1,790	1,790
Series D Convertible Preferred stock $0.001 par value, 1,016,014 shares authorized, 1,016,004 shares issued and outstanding at 6/30/2022 and 9/30/2021, respectively	1,015	1,015
Common stock - $0.001 par value, 200,000,000 shares authorized, 43,802,147 and 35,166,551 shares issued and outstanding at 6/30/2022 and 9/30/2021, respectively	43,803	35,168
Additional paid in capital	100,699,797	82,530,684
Accumulated deficit	(95,827,137)	(81,326,494)
Total stockholders' equity	4,919,268	1,242,163

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,627,478	$12,889,491

(1) Derived from the audited consolidated balance sheet.

The accompanying notes are an integral part of these consolidated financial statements.

NOW LABS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended,		Nine Months Ended,
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

REVENUE- DIGITAL ASSET SALES	$-	$-	$4,360,087	$-
OPERATING EXPENSES-
RESEARCH AND DEVELOPMENT EXPENSES	1,272,537	868,584	3,406,996	3,094,123
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,588,823	994,221	4,253,997	4,934,085
SELLING AND TRANSACTIONAL COSTS FOR DIGITAL ASSETS	164,093	-	3,436,955	-
Total operating expenses	3,025,453	1,862,805	11,097,948	8,028,208
OPERATING LOSS	(3,025,453)	(1,862,805)	(6,737,861)	(8,028,208)

OTHER INCOME (EXPENSE):
Interest expense	(239,760)	(5,228,058)	(8,024,709)	(9,735,604)
Other income	261,927	-	261,927	-
Total other (expense), net	22,167	(5,228,058)	(7,762,782)	(9,735,604)

LOSS BEFORE INCOME TAXES	(3,003,286)	(7,090,863)	(14,500,643)	(17,763,812)

Income tax expense	-	-	-	-

NET LOSS	$(3,003,286)	$(7,090,863)	$(14,500,643)	$(17,763,812)

Basic and diluted loss per share	$(0.07)	$(0.23)	$(0.37)	$(0.64)

Weighted average shares of common stock outstanding- basic and diluted	43,760,904	31,052,229	39,032,860	27,651,679

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

Unaudited

	Series C Convertible		Series D Convertible				Additional		Total Stockholders
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	'Equity
	Shares	$	Shares	$	Shares	$	Capital	Deficit	(Deficit)
Balance as of October 1, 2020	1,785,715	$1,790	1,016,004	$1,015	24,804,874	$24,807	$54,023,758	$(55,966,281)	$(1,914,911)
Stock compensation expense - employee options	-	-	-	-	-	-	175,442	-	175,442
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	561,600	562	561,038	-	561,600
Issuance of warrant for services to related party	-	-	-	-	-	-	1,811,691	-	1,811,691
Issuance of common stock for exercise of warrants	-	-	-	-	3,750	4	4,684	-	4,688
Net loss	-	-	-	-	-	-	-	(5,299,331)	(5,299,331)
Balance as of December 31, 2020	1,785,715	1,790	1,016,004	1,015	25,370,224	25,372	56,576,613	(61,265,612)	(4,660,822)
Stock compensation expense - employee options	-	-	-	-	-	-	127,407	-	127,407
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	210,600	211	210,395	-	210,606
Beneficial conversion feature (Note 7)	-	-	-	-	-	-	9,769,683	-	9,769,683
Issuance of warrants to debt holders (Note 7)	-	-	-	-	-	-	4,439,317	-	4,439,317
Issuance of warrants for services related to debt offering (Note 7)	-	-	-	-	-	-	1,667,281	-	1,667,281
Issuance of common stock for services	-	-	-	-	97,000	97	202,723	-	202,820
Issuance of warrant for services	-	-	-	-	-	-	382,566	-	382,566
Issuance of common stock for exercise of warrants	-	-	-	-	2,579,643	2,578	645,938	-	648,516
Net loss	-	-	-	-	-	-	-	(5,373,618)	(5,373,618)
Balance as of March 31, 2021	1,785,715	1,790	1,016,004	1,015	28,257,467	28,258	74,021,923	(66,639,230)	7,413,756
Stock compensation expense - employee options	-	-	-	-	-	-	267,665	-	267,665
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	5,318,460	5,318	5,320,535	-	5,325,853
Issuance of common stock for exercise of warrants	-	-	-	-	126,867	127	59,873	-	60,000
Issuance of common stock for stock option exercises	-	-	-	-	16,875	17	23,327	-	23,344
Net loss	-	-	-	-	-	-	-	(7,090,863)	(7,090,863)
Balance as of June 30, 2021	1,785,715	$1,790	1,016,004	$1,015	33,719,669	$33,720	$79,693,322	$(73,730,093)	$5,999,754

Balance as of October 1, 2021	1,785,715	1,790	1,016,004	1,015	35,166,551	35,168	82,530,684	(81,326,494)	1,242,163
Stock compensation expense - employee options	-	-	-	-	-	-	204,170	-	204,170
Issuance of common stock for exercise of warrants	-	-	-	-	801,486	801	765,685	-	766,486
Issuance of common stock for stock option exercises	-	-	-	-	1,875	2	2,342	-	2,344
Net loss	-	-	-	-	-	-	-	(5,356,619)	(5,356,619)
Balance as of December 31, 2021	1,785,715	1,790	1,016,004	1,015	35,969,912	35,971	83,502,881	(86,683,113)	(3,141,456)
Stock compensation expense - employee options	-	-	-	-	-	-	432,481	-	432,481
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	7,672,860	7,673	15,338,047	-	15,345,720
Issuance of common stock for stock option exercises	-	-	-	-	5,000	5	8,995	-	9,000
Issuance of common stock for services	-	-	-	-	90,000	90	152,910	-	153,000
Issuance of warrant for services	-	-	-	-	-	-	71,220	-	71,220
Net loss	-	-	-	-	-	-	-	(6,140,738)	(6,140,738)
Balance as of March 31, 2022	1,785,715	1,790	1,016,004	1,015	43,737,772	43,739	99,506,534	(92,823,851)	6,729,227
Stock compensation expense - employee options	-	-	-	-	-	-	919,224	-	919,224
Issuance of common stock for exercise of warrants	-	-	-	-	62,500	62	27,438	-	27,500
Issuance of common stock for stock option exercises	-	-	-	-	1,875	2	2,341	-	2,343
Modification of warrant-interest expense	-	-	-	-	-	-	244,260	-	244,260
Net loss	-	-	-	-	-	-	-	(3,003,286)	(3,003,286)
Balance as of June 30, 2022	1,785,715	$1,790	1,016,004	$1,015	43,802,147	$43,803	$100,699,797	$(95,827,137)	$4,919,268

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended,
	June 30, 2022	June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,500,643)	$(17,763,812)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	218,683	166,094
Issuance of common stock for services	153,000	202,820
Issuance of common stock warrants for services	71,220	-
Stock based compensation- warrants	-	2,194,257
Modification of warrant-interest expense	244,260	-
Stock based compensation- stock option grants	1,555,875	570,514
Right of use, net	(20,705)	(1,853)
Gain on forgiveness of notes payable - PPP loans	(252,700)	-
Amortization of debt discount to interest expense	7,272,911	9,071,592
Changes in operating assets and liabilities:
Accounts receivable- related party	(46,146)	-
Other long-term assets	-	11,413
Accounts payable - trade and accrued expenses	1,612,959	404,469
NET CASH (USED IN) OPERATING ACTIVITIES	(3,691,286)	(5,144,506)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of research and development equipment	(843,557)	(47,553)
NET CASH (USED IN) INVESTING ACTIVITIES:	(843,557)	(47,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	14,209,000
Payments for issuance costs from notes payable	-	(727,117)
Proceeds from Simple Agreements for Future Equity	-	340,000
Proceeds from note payable - PPP	-	205,633
Settlement of notes payable- PPP loans	(179,103)	-
Proceeds from issuance of common stock for stock options exercise	13,687	23,344
Proceeds from issuance of common stock for warrant exercise	793,986	713,203
NET CASH PROVIDED BY FINANCING ACTIVITIES	628,570	14,764,063

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,906,273)	9,572,004

CASH AND CASH EQUIVALENTS, beginning of period	12,258,218	4,298,179

CASH AND CASH EQUIVALENTS, end of period	$8,351,945	$13,870,183

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature	$-	$9,769,683
Issuance of warrants to debt holders	$-	$4,439,317
Issuance of warrants for services related to debt offering	$-	$1,667,281
Cashless warrant exercise (fair value)	$-	$493,601
Conversion of debt	$14,209,000	$5,638,275
Conversion of accrued interest	$1,136,720	$460,185

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2021, filed with the Securities and Exchange Commission (“SEC”) on December 21, 2021. The results of operations for the nine months ended June 30, 2022 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

1. ORGANIZATION

Know Labs, Inc. was incorporated under the laws of the State of Nevada in 1998. The Company currently has authorized 205,000,000 shares of capital stock, of which 200,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share. At the annual shareholder meeting held on October 15, 2021, our authorized shares of common stock was increased to 200,000,000 shares of voting common stock, par value $0.001 per share.

Know Labs is focused on the development and commercialization of proprietary biosensor technologies which, when paired with our artificial intelligence, or AI, deep learning platform, are capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify and measure the unique “signature” of said materials or analytes. The Company call these our “Bio-RFID™” technology platform when pertaining to radio and microwave spectroscopy; and “ChromaID” technology platform when pertaining to optical spectroscopy. The data obtained with our biosensor technology is analyzed with our trade secret algorithms which are driven by our AI deep learning platform. There are a significant number of analytes in the human body that relate to health and wellness. The Company’s focus is upon those analytes relating to human health, the identification of which provide diagnostic information and require, by their nature, clearance by the United States Food and Drug Administration.

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

On September 17, 2021, the Company incorporated AI Mind, Inc. AI Mind is focused on monetizing the AI Deep Learning Platform. Since incorporation it initially focused on creating graphical images which were sold as Non Fungible Tokens (“NFTs”). During the nine months ended June 30, 2022, the Company’s artificial intelligence (AI) Deep Learning Platform began generating revenue from digital asset sales of NFT’s and had sales of $4,360,087.

2. LIQUIDITY AND GOING CONCERN

The Company has cash and cash equivalents of $8,351,945 and net working capital of $6,042,208 (exclusive of convertible notes payable) as of June 30, 2022. The Company anticipates that it will record losses from operations for the foreseeable future. The Company believes that it has enough available cash to operate until June 30, 2023. As of June 30, 2022, the Company’s accumulated deficit was $95,827,137. The Company has had limited capital resources and intends to seek additional cash via equity and debt offerings.

On July 29, 2022, the Company filed a Form S-1 registration statement for a proposed new offering of 3 million shares of its common stock with an anticipated offering price of $2.00 per share. Concurrent with, and as a condition to, the offering, Know Labs will apply to uplist its shares to the NYSE American Exchange. The closing of this offering is contingent upon the successful listing of our common stock on NYSE American.

The proceeds of warrants currently outstanding, which could be exercised on a cash basis, may generate potential proceeds of up to $16,383,908.

If the new offering referenced above is not successful or the warrants are not exercised, the cash conditions may raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our consolidated financial statements for the year ended September 30, 2021 did not include an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Particle, Inc. and AI Mind, Inc. Inter-Company items and transactions have been eliminated in consolidation.

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

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. During the nine months ended June 30, 2022, the Company’s artificial intelligence (AI) Deep Learning Platform began generating revenue from digital asset sales of NFT’s. The Company engineering team, using its research date, AI and proprietary algorithms, produced NFT’s in the form of digital art. The NFT’s produced had no recorded cost basis.

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

After the sale of the NFT, the Ethereum is converted to US dollars as soon as practically possible. The Company records the total value of the gross NFT sale in revenue. Costs incurred in connection with the NFT transaction are recorded in the statement of operations as Selling and Transactional Cost of Digital Assets and include costs to outside consultants, estimated employee and CEO special bonus compensation, digital asset conversion losses and estimated sales and use tax. The amount totaled $164,093 and $3,436,955 for the three and nine months ended June 30, 2022, respectively.

Research and Development Expenses – Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, the Company conducts on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. The Company also is actively involved in identifying new applications. The Company’s current internal team along with outside consultants has considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement our internal team. The Company believes that continued development of new and enhanced technologies is essential to our future success. The Company incurred expenses of $3,406,996, $3,969,972 and $2,033,726 for the nine months ended June 30, 2022 and the years ended September 30, 2021 and 2020, respectively, on development activities.

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the nine months ended June 30, 2022 and 2021 were $514,401 and $240,000, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of June 30, 2022 and September 30, 2021 are based upon the short-term nature of the assets and liabilities.

The Company has a money market account which is considered a level 1 asset. The balance as of June 30, 2022 and September 30, 2021 was $6,041,016 and $12,217,714, respectively.

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

The Company determined that the conversion features for purposes of bifurcation within convertible notes payable were immaterial and there was no derivative liability to be recorded as of June 30, 2022 and September 30, 2021.

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

Convertible Securities – Based upon ASC 815-15, the Company has adopted a sequencing approach regarding the application of ASC 815-40 to convertible securities. The Company will evaluate our contracts based upon the earliest issuance date. In the event partial reclassification of contracts subject to ASC 815-40-25 is necessary, due to the Company’s inability to demonstrate we have sufficient shares authorized and unissued, shares will be allocated on the basis of issuance date, with the earliest issuance date receiving first allocation of shares. If a reclassification of an instrument were required, it would result in the instrument issued latest being reclassified first.

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2022, the Company had 43,802,147 shares of common stock issued and outstanding. As of June 30, 2022, there were options outstanding for the purchase of 20,927,370 common shares (including unearned stock option grants totaling 11,550,745 shares related to performance targets), warrants for the purchase of 21,651,513 common shares, and 8,108,356 shares of our common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 9,020,264 common shares at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,255,066. All of which could potentially dilute future earnings per share but are excluded from the June 30, 2022, calculation of net loss per share because their impact is antidilutive.

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

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the nine months ended June 30, 2022 and 2021 and comprehensive loss for those periods.

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

Based on the Company’s review of accounting standard updates issued since the filing of the June 30, 2022 Form 10-Q, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a significant impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4. Artificial Intelligence (AI) Deep Learning Platform

AI Revenue

During the nine months ended June 30, 2022, the Company’s artificial intelligence (AI) Deep Learning Platform began generating revenue from digital asset sales of NFT’s and had sales of $4,360,087. The Company’s sales of NFT’s are generated using the NFT digital exchange, OpenSea. Customers purchasing the NFT’s must make payments in the crypto currency, Ethereum. The Ethereum is received into a digital wallet and then moved to an account at Coinbase where the Ethereum is converted to U.S. dollars. During the three months ended December 31, 2021, the Company was not able to establish a digital wallet and corporate account at Coinbase in order to receive the Ethereum. The Company used the digital wallet and Coinbase account of the Company’s CEO. The Company and the CEO executed an assignment of his account to the Company while the Company establishes its own Coinbase account. All proceeds received from the sale of NFT were deposited in the CEO’s personal digital accounts. As of December 31, 2021 the Company had recorded an accounts receivable-related party of $3,124,581 for the cash it expected to receive from the CEO’s personal digital account.

The Company has established a digital wallet and corporate account at Circle in order to receive the Ethereum and then convert it to cash. During 2022, the Company received $2,908,551 of Ethereum which was converted to cash and recorded a reduction in value of $169,884 related to the decline in value of the Ethereum. The accounts receivable-related party was $46,146 as of June 30, 2022. As of June 30, 2022, accrued expenses include $436,378 of expenses, primarily sales and use tax and other expenses. As of June 30, 2022 accrued expenses-related party include $799,353 of unpaid compensation that was due and payable to the CEO for the NFT revenue. This unpaid compensation was paid in July 2022. During 2021, approximately $1.3 million of the selling and transactional costs for the digital assets was paid through the CEO’s personal digital asset account including approximately $1.075 million which was paid to a consultant via the transfer of Ethereum.

5. PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2022 and September 30, 2021 was comprised of the following:

	Estimated	June 30,	September 30,
	Useful Lives	2022	2021
Machinery and equipment	2-3 years	$1,498,355	$654,798
Leasehold improvements	5 years	3,612	3,612
Furniture and fixtures	5 years	26,855	26,855
Less: accumulated depreciation		(575,444)	(356,761)
		$953,378	$328,504

Total depreciation expense was $218,683 and $64,980 for the nine months ended June 20, 2022 and 2021, respectively. $207,440 and $10,918 of depreciation was recorded for research and development and selling, general and administrative purposes, respectively, for the nine months ended June 30, 2022. $0 and $64,980 of depreciation was recorded for research and development and selling, general and administrative purposes, respectively, for the nine months ended June 30, 2021.

6. LEASES

The Company has entered into operating leases for office and development facilities. These leases have terms which range from two to three years and include options to renew. These operating leases are listed as separate line items on the Company's June 30, 2022 and September 30, 2021 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's June 30, 2022 and September 30, 2021 Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $262,242 as of June 30, 2022. Operating lease right-of-use assets and liabilities commencing after October 1, 2018 are recognized at commencement date based on the present value of lease payments over the lease term. During years ended June 30, 2022 and September 30, 2021, the Company amended two leases and recognized the rent payments as an expense in the current period. As of June 30, 2022 and September 30, 2021, total operating lease liabilities for remaining long term lease was approximately $243,076 and $290,000, respectively. In the nine months ended June 30, 2022 and 2021, the Company recognized approximately $130,767 and $102,741, respectively in total lease costs for the leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the year ended June 30, 2022 was as follows:

Cash paid for ROU operating lease liability $159,112

Weighted-average remaining lease term 20 months

Weighted-average discount rate 7%

The minimum future lease payments as of June 30, 2022 are as follows:

Years Ended June 30,	$
2023	$156,253
2024	118,602
Total remaining payments	274,855
Less Imputed Interest	(12,629)
Total lease liability	$262,226

7. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible notes payable as of June 30, 2022 and September 30, 2021 consisted of the following:

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. The Company recorded accrued interest of $84,671 and $79,062 as of June 30, 2022 and September 30, 2021, respectively. On May 3, 2022, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2022.

Convertible Redeemable Promissory Notes with Ronald P. Erickson and J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $269,383 and $216,246 as of June 30, 2022 and September 30, 2021, respectively. On April 4, 2022, the Company approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to September 30, 2022.

Convertible Debt Offering

Beginning in 2019, the Company entered into series of debt offerings with similar and consistent terms. The Company issued Subordinated Convertible Notes and Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The notes are convertible into one share of common stock for each dollar invested in a Convertible Note Payable and automatically convert to common stock after one year. The convertible notes contain terms and conditions which are deemed to be a Beneficial Conversion Feature (BCF). Warrants are issued to purchase common stock with exercise prices of $1.20 and $2.40 per share and the number of warrants are equal to 50% of the convertible note balance. The Company compensates the placement agent with a cash fee and warrants. Through June 30, 2022, the Company has raised approximately $24 million through these offerings, of which $14,209,000 and $5,639,500 were raised in the years ended September 30, 2021 and 2020, respectively.

During the year ended September 30, 2021, the Company issued 6,091,960 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2020. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on October 17, 2020.

The Convertible Notes issued during the year ended September 30, 2021 are initially convertible into 7,104,500 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 3,552,250 shares of Common Stoc. As of June 30, 2022 all convertible notes and accrued interest had been converted to common stock.

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

During the nine months ended June 30, 2022, amortization related to the debt offerings of $7,272,911 and $4,184,657 of the beneficial conversion feature, warrants issued to debt holders and placement agent was recognized as interest expense in the consolidated statements of operations.

Convertible notes payable as of June 30, 2022 and September 30, 2021 are summarized below:

	June 30, 2022	September 30, 2021
Convertible note- Clayton A. Struve	$1,071,000	$1,071,000
Convertible note- Ronald P. Erickson and affiliates	1,184,066	1,184,066
2020 Convertible notes	-	5,639,500
2021 Convertible notes	14,209,000	14,209,000
Boustead fee refund (originally booked as contra debt)	-	50,000
Less conversions of notes	(14,209,000)	(5,639,500)
Less debt discount - BCF	-	(4,308,337)
Less debt discount - warrants	-	(1,957,590)
Less debt discount - warrants issued for services	-	(1,056,984)
	$2,255,066	$9,191,155

Note Payable-PPP Loans

On April 30, 2020, the Company received $226,170 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of March 31, 2022 and September 30, 2021, the Company recorded interest expense of $4,350 and $3,222, respectively. On April 27, 2022, the Company was notified by the SBA that the Company is required to repay principal of $98,106 and interest of $1,997. The remaining loan and accrued interest balances were forgiven. .

On February 1, 2021, the Company received $205,633 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of June 30, 2022 and September 30, 2021, the Company recorded interest expense of $2,721 and $1,268, respectively. On June 11, 2022, the Company was notified by the SBA that the Company is required to repay principal of $78,843 and interest of $1,057. The remaining loan and accrued interest balances were forgiven.

As a result of a portion of these loans being forgiven, the Company recognized a gain on loan forgiveness of approximately $253,000 which is included in other income.

 EQUITY

Authorized Capital Stock

The Company was incorporated under the laws of the State of Nevada in 1998. The Company has authorized 205,000,000 shares of capital stock, of which 200,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are “blank check” preferred stock, par value $0.001 per share. As of June 30, 2022, the Company had 43,826,781 shares of common stock and 2,801,719 shares of preferred stock issued and outstanding.

As of June 30, 2022, there were options outstanding for the purchase of 20,927,370 common shares (including unearned stock option grants totaling 11,550,745 shares related to performance targets), warrants for the purchase of 21,651,513 common shares, and 8,108,356 shares of our common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 9,020,264 common shares at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,255,066. All of which could potentially dilute future earnings per share but are excluded from the June 30, 2022, calculation of net loss per share because their impact is antidilutive.

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

Series C and D Preferred Stock and Warrants

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. On June 30, 2022 and September 30, 2021 there are 1,785,715 Series C Preferred shares outstanding. On May 3, 2022, the Company approved the Extension of Warrant Agreement with Clayton Struve, extending the exercise dates to August 4, 2024.

As of June 30, 2022 and September 30, 2021, the Company has $750,000 of Series D Preferred Stock outstanding with Clayton A. Struve, an accredited investor. On August 14, 2017, the price of the Series D Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. The Series D Preferred Stock is convertible into shares of common stock at a price of $0.25 per share or by multiplying the number of Series D Preferred Stock shares by the stated value and dividing by the conversion price then in effect, subject to certain diluted events, and has the right to vote the number of shares of common stock the Series D Preferred Stock would be issuable on conversion, subject to a 4.99% blocker. The Preferred Series D has an annual yield of 8% The Series D Preferred Stock is convertible into shares of common stock at a price of $0.25 per share or by multiplying the number of Series D Preferred Stock shares by the stated value and dividing by the conversion price then in effect, subject to certain diluted events, and has the right to vote the number of shares of common stock the Series D Preferred Stock would be issuable on conversion, subject to a 4.99% blocker. The Preferred Series D has an annual yield of 8% if and when dividends are declared.

Series F Preferred Stock

On August 1, 2018, the Company filed with the State of Nevada a Certificate of Designation establishing the Designations, Preferences, Limitations and Relative Rights of Series F Preferred Stock. The Designation authorized 500 shares of Series F Preferred Stock. The Series F Preferred Stock shall only be issued to the current Board of Directors on the date of the Designation’s filing and is not convertible into common stock. As set forth in the Designation, the Series F Preferred Stock has no rights to dividends or liquidation preference and carries rights to vote 100,000 shares of common stock per share of Series F upon a Trigger Event, as defined in the Designation. A Trigger Event includes certain unsolicited bids, tender offers, proxy contests, and significant share purchases, all as described in the Designation. Unless and until a Trigger Event, the Series F shall have no right to vote. The Series F Preferred Stock shall remain issued and outstanding until the date which is 731 days after the issuance of Series F Preferred Stock (“Explosion Date”), unless a Trigger Event occurs, in which case the Explosion Date shall be extended by 183 days. As of June 30, 2022 and September 30, 2021, there are no Series F shares outstanding.

Securities Subject to Price Adjustments

If in the future, if the Company sells its common stock at a price below $0.25 per share, the conversion price of 8,108,356 outstanding shares of Series C and D Preferred Stock would adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of Convertible Notes Payable in the principal amount of $2,255,066, that convert into 9,020,264 shares of our common stock at $0.25 per share and the exercise price of certain outstanding warrants to purchase 10,284,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,487,207 would adjust below $1.20 per share and warrants totaling 3,954,625 would adjust below $2.40 per share, in each case pursuant to the documents governing such instruments.

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

Nine Months Ended June 30, 2022

During the nine months ended June 30, 2022, the Company issued 863,986 shares of common stock related to warrant exercises and received $793,986.

During the nine months ended June 30, 2022, the Company issued 8,750 shares related to the exercise of stock option grants and received $13,688.

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

Warrants to Purchase Common Stock

Nine Months Ended June 30, 2022

On January 5, 2022, the Company issued 20,000 warrants to purchase common stock each to three directors shares at $1.70 per share. The warrants expire on January 5, 2027.

During the nine months ended June 30, 2022, warrants to purchase 108,756 shares of common stock at $1.00 per share expired.

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

The Company recorded interest expense of $244,260 during the nine months ended June 30, 2022 related to the extension of the warrants.

	June 30, 2022
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	22,564,255	$0.998
Issued	60,000	-
Exercised	(863,986)	(0.919)
Forfeited	-	-
Expired	(108,756)	(1.000)
Outstanding at end of period	21,651,513	$1.003
Exerciseable at end of period	21,651,513

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2022:

	June 30, 2022
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
10,729,381	4.79	$0.250	10,729,381	$0.250

6,547,207	2.59	1.20-1.85	6,547,207	1.20-1.85
4,364,925	3.77	2.00-2.40	4,364,925	2.00-2.40
10,000	1.00	4.080	10,000	4.080
21,651,513	3.43	$1.003	21,651,513	$1.003

There were vested warrants of 21,651,513 with an aggregate intrinsic value of $31,557,563.

9. STOCK INCENTIVE PLANS

2021 Equity Incentive Plan

The Company initially had 20,000,000 shares of its common stock authorized as the maximum number of shares of the Company’s common stock that may be delivered to participants under the 2021 Plan, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. This number was increased to 22,000,000 shares of common stock as of January 1, 2022 as a result of the automatic share reserve increase. Shares subject to an award under the 2021 Plan for which the award is canceled, forfeited or expires again become available for grants under the 2021 Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the 2021 Plan. As of the date of this report on Form 10-Q, 15,722,750 shares of our common stock remain available for issuance under the 2021 Plan. The 2021 Plan also authorizes for issuance the sum of (A) any shares of our common stock that, as of the date of stockholder approval of the 2021 Plan, have been reserved but not issued pursuant to any awards granted under our 2011 Stock Incentive Plan, as amended, or the 2011 Plan, and (B) any shares of our common stock subject to stock options or similar awards granted under the 2011 Plan that, after the date of stockholder approval of the 2021 Plan, expire or otherwise terminate without having been exercised in full and shares of our common stock issued pursuant to awards granted under the 2011 Plan that are forfeited to or repurchased by us, with the maximum number of shares of our common stock to be added to the 2021 Plan pursuant to clause (ii) equal to 14,650,120.

Nine Months Ended June 30, 2022

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

On May 20, 2022, the Company issued a stock option grant to Peter Conley for 1,000,000 shares at an exercise price of $1.48 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years after two quarters.

During the nine months ended June 30, 2022, the Compensation committee also issued stock option grants to eighteen employees and consultants for 3,146,000 shares at an average exercise price of $1.699 per share. The stock option grants expire in five years. The stock option grant primarily vest quarterly over four years.

During the nine months ended June 30, 2022, the Company issued 8,750 shares related to the exercise of stock option grants and received $13,688.

During the nine months ended June 30, 2022, five employees and consultants forfeited stock option grants for 825,000 shares at an average $1.838 per share.

There are currently 20,927,370 (including unearned stock option grants totaling 11,550,745 shares related to performance milestones) options to purchase common stock at an average exercise price of $1.628 per share outstanding as of June 30, 2022 under the 2021 Stock Incentive Plan. The Company recorded $1,555,875 and $570,514 of compensation expense, net of related tax effects, relative to stock options for the nine months ended June 30, 2022 and 2021, respectively in accordance with ASC 718. As of June 30, 2022, there is $7,065,596, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.15 years.

Stock option activity for the nine months ended June 30, 2022 and the years ended September 30, 2021 and 2020 was as follows:

	Weighted Average
	Options	Exercise Price	Proceed $
Outstanding as of October 1, 2019	4,532,668	$2.025	$9,180,369
Granted	3,085,000	1.142	3,522,400
Exercised	(73,191)	(0.250)	(18,298)
Forfeitures	(2,739,477)	(2.593)	(7,103,921)
Outstanding as of September 30, 2020	4,805,000	1.161	5,580,550
Granted	10,650,745	1.766	18,807,990
Exercised	(20,625)	(1.359)	(28,031)
Forfeitures	(120,000)	(3.300)	(396,000)
Outstanding as of September 30, 2021	15,315,120	1.565	23,964,509
Granted	6,446,000	1.805	11,632,130
Exercised	(8,750)	(1.564)	(13,688)
Forfeitures	(825,000)	(1.838)	(1,516,150)
Outstanding as of June 30, 2022	20,927,370	$1.628	$34,066,802

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2022:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exerciseable	Exerciseable
$0.25	230,000	0.96	$0.250	201,250	$0.250
1.10-1.25	2,930,625	2.35	1.101	548,307	1.105
1.28-1.67	12,330,745	2.46	1.503	1,175,521	1.303
1.79-3.67	5,436,000	4.25	1.195	665,063	1.917
	20,927,370	4.15	1.628	2,590,141	$1.241

There are stock option grants of 20,927,370 shares as of June 30, 2022 with an aggregate intrinsic value of $22,540,075.

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

10. SIGNIFICANT AND OTHER TRANSACTIONS WITH RELATED PARTIES

Transactions with Clayton Struve

See Notes 7 and 8 for related party transactions with Clayton A. Struve.

The Company owes Clayton A. Struve $1,071,000 under convertible promissory or OID notes. The Company recorded accrued interest of $84,671 and $79,062 as of June 30, 2022 and September 30, 2021, respectively. On May 3, 2022, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2022.

Related Party Transactions with Ronald P. Erickson

See Notes 7, 9, and 11 for related party transactions with Ronald P. Erickson.

On December 16, 2021, the Company issued a stock option grant to Ronald P. Erickson for 1,000,000 shares at an exercise price of $2.09 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $274,640 and $421,599 as of June 30, 2022 and September 30, 2021, respectively.

During the nine months ended June 30, 2022, the Company paid $120,000 of salaries to Mr. Erickson that were previously accrued and reported but were deferred.

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

The Company has established a digital wallet and corporate account at Circle in order to receive the Ethereum and then convert it to cash. The Company received $2,908,551 of Ethereum and recorded a reduction in value of $169,884 related to the decline in value of the Ethereum. The accounts receivable-related party was $46,146 as of June 30, 2022. As of June 30, 2022, accrued expenses include approximately $436,378 of expenses, primarily sales and use tax and other expenses. As of June 30, 2022 accrued expenses-related party include $799,353 of unpaid compensation that was due and payable to the CEO for the NFT revenue. This unpaid compensation was paid in July 2022 During 2021, approximately $1.3 million of the selling and transactional costs for the digital assets was paid through the CEO’s personal digital asset account including approximately $1.075 million which was paid to a consultant via the transfer of Ethereum.

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

Employment Agreements

Phillip A. Bosua, Chief Executive Officer

On April 10, 2018, we entered into an employment agreement with Mr. Bosua reflecting his appointment as Chief Executive Officer. The employment agreement is for an initial term of 12 months (subject to earlier termination) and will be automatically extended for additional 12-month terms unless either party notifies the other party of its intention to terminate the Employment Agreement with at least ninety (90) days prior to the end of the Initial Term or renewal term. Mr. Bosua was paid a base salary of $225,000 per year, received 500,000 shares of common stock valued at $0.33 per share and may be entitled to bonuses and equity awards at the discretion of the Board or a committee of the Board. The employment agreement provides for severance pay equal to 12 months of base salary if Mr. Bosua is terminated without “cause” or voluntarily terminates his employment for “good reason.” During the years ended September 30, 2021 and 2020, our compensation committee and our board of directors compensated Mr. Bosua with an annual salary of $240,000 from October 1, 2019 to May 1, 2020. From May 1, 2020 to March 31, 2021, the annual compensation was $260,000. From April 1, 2021 to September 30, 2021, the annual compensation was $350,000. The compensation committee and the board of directors of Particle compensated Phillip A. Bosua with an annual salary of $120,000 from June 1, 2020 to August 15, 2021. Mr. Bosua will be entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. If our company terminates Mr. Bosua’s employment at any time prior to the expiration of the term without cause, as defined in the employment agreement, or if Mr. Bosua terminates his employment at any time for “good reason” or due to a “disability,” Mr. Bosua will be entitled to receive (i) his base salary amount for one year; and (ii) medical benefits for eighteen months.

Peter Conley, Chief Financial Officer and Senior Vice President, Intellectual Property

On May 13, 2022, we entered into an employment agreement with Mr. Conley reflecting his appointment as our Chief Financial Officer and Senior Vice President, Intellectual Property. The employment agreement is at will, meaning either we or Mr. Conley may terminate the employment relationship at any time, with or without cause, upon written notice to the other party. Under the terms of this agreement, Mr. Conley has an annualized base salary of $300,000, and the base salary will be paid periodically in accordance with our normal payroll practice. Mr. Conley may also be entitled to bonuses from time to time as determined by our board of directors or our Compensation Committee in their sole discretion. The employment agreement provides that Mr. Conley is eligible for equity awards under our 2021 Equity Incentive Plan or by agreement outside the plan. The employment agreement provides for severance pay equal to 12 months of then-in-effect base salary if Mr. Conley is terminated without “cause” or voluntarily terminates his employment for “good reason,” as defined in the employment agreement. Mr. Conley is eligible to participate in of all our employee benefit plans, policies and arrangements that are applicable to other executive officers, as such plans, policies and arrangements may exist or change from time to time at our discretion. We will reimburse Mr. Conley for reasonable travel, entertainment and other expenses he incurs in the furtherance of his duties under this agreement.

Ronald P. Erickson, Chairman of the Board

On April 10, 2018, we entered into an amended employment agreement for Ronald P. Erickson which amends our employment agreement with him dated July 1, 2017. The initial one-year term of this amended agreement expired March 21, 2019, and automatically extends for additional one (1) year periods unless either party delivers written notice of such party’s intention to terminate the agreement at least ninety (90) days prior to the end of the renewal term. During the years ended September 30, 2021 and 2020, our compensation committee and our board of directors compensated Mr. Erickson with an annual salary of $195,000 from October 1, 2019 to May 1, 2020. From May 1, 2020 to March 31, 2021, the annual compensation was $215,000. From April 1, 2021 to September 30, 2021, the annual compensation was $300,000. The compensation committee and the board of Particle compensated Mr. Erickson with an annual salary of $120,000 from June 1, 2020 to August 15, 2021. Mr. Erickson will be entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. If our company terminates Mr. Erickson’s employment at any time prior to the expiration of the term without cause, as defined in the employment agreement, or if Mr. Erickson terminates his employment at any time for “good reason” or due to a “disability,” Mr. Erickson will be entitled to receive (i) his base salary amount for one year; and (ii) medical benefits for eighteen months.

Properties and Operating Leases

The Company is obligated under the following leases for its various facilities.

Corporate Offices

On April 13, 2017, the Company leased our executive office located at 500 Union Street, Suite 810, Seattle, Washington, USA, 98101. The Company leases 943 square feet and the current net monthly payment is $3,334. The monthly payment increases approximately 3% each year and the lease expires on May 31, 2022. On October 31, 2021, we extended the lease from June 1, 2022 to May 31, 2023 at $2,986 per month.

Lab Facilities and Executive Offices

On February 1, 2019, the Company leased its lab facilities and executive offices located at 915 E Pine Street, Suite 212, Seattle, WA 98122. The Company leases 2,642 square feet and the net monthly payment at September 30, 2021 is $8,697. The monthly payment increases approximately 3% annually each year on July 1. The lease expires on June 30, 2024. On October 11, 2021, the Company entered into First Amendment of Lease and added 1,030 square feet for year for $5,000 per month. The space will be utilized for clinical trials.

12. SEGMENT REPORTING

The management of the Company considers the business to currently have three operating segments (i) the development of the Bio-RFID™” and “ChromaID” technologies; (ii) Particle, Inc. technology; and (iii) AI sales of NFT products. Particle commenced operations in the three months ended June 30, 2020. AI commenced operations during the nine months ended June 30, 2022.

The reporting for the three and nine months ended June 30, 2022 and 2021 was as follows (in thousands):

		Segment
		Operating	Segment
Segment	Revenue	(Loss)	Assets
Three Months Ended June 30, 2022
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(2,838)	$7,522
Particle, Inc. technology	-	(23)	-
Digital asset sales	-	(164)	2,105
Total segments	$-	$(3,025)	$9,627

Three Months Ended June 30, 2021
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(1,719)	$13,993
Particle, Inc. technology	-	(144)	33
Total segments	$-	$(1,863)	$14,026

		Segment
		Operating	Segment
Segment	Revenue	Profit (Loss)	Assets
Nine Months Ended June 30, 2022
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(7,616)	$7,522
Particle, Inc. technology	-	(45)	-
Digital asset sales	4,360	923	2,105
Total segments	$4,360	$(6,738)	$9,627

Nine Months Ended June 30, 2021
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(7,088)	$13,993
Particle, Inc. technology	-	(940)	33
Total segments	$-	$(8,028)	$14,026

During the nine months ended June 30, 2022 and 2021, the Company incurred non-cash expenses related to operations of $9,242,544 and $12,203,424, respectively.

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to June 30, 2022, there were the following material transactions that require disclosure:

On July 6, 2022, the Company issued a stock option grant to an employee for 150,000 shares at an exercise price of $2.24 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years after two quarters.

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

BUSINESS

Overview

We are focused on the development and commercialization of proprietary biosensor technologies which, when paired with our AI deep learning platform, are capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify and measure the unique “signature” of said materials or analytes. We call this our “Bio-RFID™” technology platform, when pertaining to radio and microwave spectroscopy, and our “ChromaID” technology platform, when pertaining to optical spectroscopy. The data obtained with our biosensor technology is analyzed with our trade secret algorithms which are driven by our AI deep learning platform.

ChromaID is the first technology developed and patented by our company. For the past several years, we have focused on extensions and new patentable inventions that are derived from and extend beyond our ChromaID technology and intellectual property. We call this technology platform Bio-RFID. The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our Company as we work to create revenue generating products for the marketplace. Today, the primary focus of our company is on our Bio-RFID technology and our commercialization and development of related patent assets. Through our wholly owned subsidiaries, our company works to exploit additional opportunities and markets that our broad intellectual property and trade secret portfolio addresses.

Corporate History and Structure

Know Labs, Inc. was incorporated under the laws of the State of Nevada in 1998. Since 2007, our Company has been focused primarily on research and development of proprietary spectroscopic technologies spanning the electromagnetic spectrum.

On April 30, 2020, we incorporated Particle, Inc., or Particle, as a wholly-owned subsidiary in the State of Nevada. Particle is focused on the development and commercialization of our extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains the parent company’s singular focus.

On September 17, 2021, we incorporated of AI Mind, Inc., or AI Mind, as a wholly-owned subsidiary in the State of Nevada. AI Mind is focused on monetizing the AI deep learning platform.

The Know Labs Technology

We have internally and under contract with third parties developed proprietary platform technologies to uniquely identify and measure almost any organic and inorganic material or analyte. Our patented technology utilizes electromagnetic energy along a wide range of the electromagnetic spectrum from visible light and infrared to radio and microwave wavelengths to perform analytics which allow the user to accurately identify and measure materials and analytes depending upon the specified targets or endpoints and field of use. Our company’s proprietary platform technologies are called Bio-RFID and ChromaID.

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

The ability of our company to obtain exacting results from the data obtained from our Bio-RFID sensor technology, also referred to as Radio Frequency Spectroscopy or RF Spectroscopy is a consequence of the application of our company’s trade secret algorithms. Our company has worked for the last several years on the AI and machine learning, or ML, that drives the accurate pattern recognition of our algorithms. This work has led to the development of a robust AI deep learning platform. This AI deep learning platform drives the data pattern recognition for Bio-RFID’s exacting determination of blood glucose levels. It can also provide the data recognition for blood alcohol and blood oxygen levels which our company has also identified in preliminary tests. It will provide the analytics for the long list of other analytes in the human body that our company will pursue non-invasive detection of, many of which are set forth in our company’s issued patent USPTO 11,033,208 B1. Our company’s AI deep learning platform will be monetized through our subsidiary AI Mind.

We continue to build the internal and external development team necessary to commercialize this newly discovered technology as well as make additional patent filings covering the intellectual property created with these new inventions. The first applications of our Bio-RFID technology will be in a product marketed as a glucose monitor. It will provide the user with real time information on their blood glucose levels. This product will require US Food and Drug Administration, or FDA, clearance prior to its introduction to the market, which we plan to pursue. We have previously announced two versions of our non-invasive glucose monitoring device. We have identified these as the KnowU™ and the UBand™. The KnowU is a desk top version with a portable monitoring device for periodic glucose monitoring and the UBand is a wearable for continuous glucose monitoring.

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

In addition to internal testing, our company engaged a world-renowned research institution to perform third party validation testing of the Bio-RFID technology. The purpose of the independent pre-clinical research was to confirm that Know Labs’ Bio-RFID technology is able to precisely and non-invasively measure and identify a variety of analytes in vitro by detecting their unique radio frequency spectral responses. The results of this testing were reported in a June 8, 2021 press release and Form 8-K filing. Unfortunately, the research institution would not allow its name to be used in the press release absent the publication of the report in a peer reviewed journal, which can take considerable time.

We have begun the internal process to pursue FDA clearance of our non-invasive blood glucose monitoring device as soon as possible. To guide us in that undertaking we previously announced the hiring of a Chief Medical Officer and formed a medical and regulatory advisory board to guide us through the FDA process. Additionally, we have retained third party quality assurance and documentation consultants to ensure that the rigorous requirements of the FDA are met. We are unable, however, to estimate the time necessary for FDA clearance or the likelihood of success in that endeavor.

While the first focus of our Bio-RFID platform is non-invasive glucose monitoring, it is important to note that our KnowU and UBand devices have the capacity to monitor and identify other analytes in the human body with a relatively simple software modification. Each additional analyte the Company identifies over time will require its own subsequent FDA clearance, the success of which we are unable to estimate at this time.

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

Bio-RFID, ChromaID and AI Deep Learning: Foundational Platform Technologies

Our technologies provide a unique platform upon which a myriad of applications can be developed. As platform technologies, they are analogous to a smartphone, upon which an enormous number of previously unforeseen applications have been developed. Bio-RFID and ChromaID technologies are “enabling” technologies that bring the science of electromagnetic energy to low-cost, real-world commercialization opportunities across multiple industries. The technologies are foundational and, as such, the basis upon which our company believes significant businesses can be built. While our company is pursuing our core focus on commercializing our glucose monitor, we believe non-core clinical and non-clinical applications represent a multitude of opportunities for strategic collaboration and joint development agreements with leading companies in their respective industries.

As with other foundational technologies, a single application may reach across multiple industries. The Bio-RFID technology can non-invasively identify the presence and quantity of blood glucose in the human body. By extension, there may be other analytes or molecular structures this same technology can identify in the human body which, over time, we intend to focus on. They may include the monitoring of drug usage or the presence of illicit drugs. They may also involve identifying hormones and various biomarkers of disease or pre-conditions of disease.

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

The AI deep learning platform is an enabling technology which can identify patterns from data gathered from both the Bio-RFID and ChromaID platform technologies. The AI deep learning platform is critical to our company’s ability to identify accurately blood glucose levels and other analytes in the human body. Over time, utilizing our AI deep learning platform we plan to develop analytics which, when using data collected from our sensors, will provide useful information on health and wellness to end users, and potentially lead to what our company calls “Predictive Health.” In addition to identifying patterns, the inverse is also possible as our company’s AI deep learning platform can also create patterns in the form of 3D graphical images. That activity has found its first form in the work of our company’s subsidiary, AI Mind, to generate beautiful 3D graphical images which were sold as NFTs providing revenue in the first quarter of fiscal year 2022. Our company believes there will be future revenue generation from the sale of NFTs and from other applications of our AI deep learning platform.

The cornerstone of our foundational platform technology is our intellectual property portfolio. We have pursued an active intellectual property strategy which includes focus on patents where appropriate and a diligent protection of trade secrets. Our company has been granted 27 patents and 13 design patents. We currently have a number of patents pending and continue, on a regular basis, the filing of new patents. We possess all right, title and interest to the issued patents.

Product Strategy

We are currently undertaking internal development work on potential products for the commercial marketplace. We have announced the development of our non-invasive glucose monitor and our desire to obtain FDA clearance for the marketing of this product. We have also announced the engagement of a manufacturing partner we will work with to bring this product to market. We will make further announcements regarding this product as development, testing, manufacturing, and regulatory approval work progresses.

Currently we are focusing our efforts on productizing our Bio-RFID technology as we move it out of our research laboratory, through appropriate and required clinical trials and into the marketplace.

Our subsidiary corporation, Particle, Inc. is seeking a strategic distribution partner or partners to move its virus deactivating light bulb into the global marketplace. Our AI Mind subsidiary is looking at additional ways to monetize our AI deep learning platform beyond the NFT market for its graphical images and expects to test several product ideas over the next fiscal year.

Sales and Marketing

While we continue with our internal development efforts and the move toward FDA filing and expected (but not guaranteed) clearance of our first product, a non-invasive blood glucose monitoring device, we will explore the several potential avenues for moving our first product and potential follow on products into the marketplace. The avenues being explored include direct to consumer, initial launch partners, broad distribution partners, licensing partners and private label approaches to the market among others. We have begun to build our internal sales and marketing team in preparation for detailed strategic thinking about the optimal approach to the marketplace.

Competition

We group the competition into three large categories. Those are (i) large global technology companies who may enter the blood glucose monitoring and other diagnostic markets, (ii) legacy providers of blood glucose monitoring technology, and (iii) new entrants working to achieve a non-invasive solution or more acceptable blood glucose monitoring solution which may or may not be similar to our technology. With regard to companies in each category, we perform due diligence from all publicly available sources of information on their relevant technologies and their product plans. This information informs and refines our activities and underscores our sense of urgency as we work to bring our own technology to the marketplace. The addressable market is very large and there is room for a multitude of providers of blood glucose monitoring services. Of note, few, if any, of the competitors in the blood glucose monitoring space possess a platform technology competitive with our Bio-RFID technology and our ability to identify a multitude of analytes in the human body.

Our Competitive Advantage Bio-RFID’s ability to not only identify a wide range of organic and inorganic materials and analytes, but to do so concurrently, and in real time, which potentially enables new multivariate models of clinical diagnostics, and health and wellness monitoring.

•	Non-Invasive: Our Bio-RFID technology is non-invasive, using radio waves to identify and measure what is going on inside the body.

•	Form Factor Agnostic: Our Bio-RFID technology platform that can be integrated into a variety of wearable, mobile or bench-top form factors.

•	Pain-free: No needles nor invasive transmitters in your body, making Bio-RFID sensors convenient and pain-free.

•	No Consumables: Expensive supplies, such as test strips and lancets, are not required to operate Bio-RFID devices.

Our Growth Strategy

The key elements of our strategy to grow our business include:

•	Initially, entering the diabetes continuous glucose monitoring, or CGM, market with our non-invasive CGM product.

•	Following our entry into the CGM market, entering other clinical monitoring markets for continuous, non-invasive hormone, medication metabolite, endocrinology components and biomolecular monitoring.

•	Applying our Bio-RFID platform technology to lifestyle analysis, clinical trials and chronic illnesses.

We believe that potential use cases include real time wearable medication monitoring and detection of, for example, ovulation and hormone deficiency.

Research and Development

Our current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity, and developing new and unique applications for this technology and the AI deep learning platform that drives its analytics. As part of this effort, we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. We are also actively involved in identifying new applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies and their application. We engage third party experts as required to supplement our internal team. We believe that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $3,406,996, $3,970,000 and $2,034,000 for the nine months ended June 30, 2022 and the years ended September 30, 2021 and 2020, respectively, on development activities.

Our wholly owned subsidiary, Particle, Inc. is focused on the development and commercialization of our extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains our singular focus. Since its incorporation, Particle has engaged in research and development activities on threaded light bulbs that have a warm white light and can inactivate germs, including bacteria and viruses. Particle is now looking for partners to commercialize this product.

Our wholly owned subsidiary, AI Mind is focused on monetizing our AI deep learning platform. Since its incorporation AI Mind has focused on creating patterns from our company data, which were sold as NFTs. Our company will continue to look for opportunities for new applications on our AI deep learning platform, to generate revenues to support the continued development of our non-invasive diagnostic technology.

Our Patents and Intellectual Property

We believe that our 27 patents and 13 design patents, patent applications, registered trademarks, and our trade secrets, copyrights and other intellectual property rights are important assets. Our issued patents will expire at various times between 2027 and 2041. Pending patents, if and when issued, may have expiration dates that extend further in time. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

The issued patents cover the fundamental aspects of the Know Labs ChromaID and Bio-RFID technology and a number of unique applications. We have filed patents on the fundamental aspects of our Bio-RFID technology and growing number of unique applications. We will continue to expand our company’s patent portfolio.

Additionally, significant aspects of our technology are maintained as trade secrets which may not be disclosed through the patent filing process. We are diligent in maintaining and securing our trade secrets.

Related Patent Assets

Inherent in a platform technology is the ability to develop or license technology in diverse fields of use apart from our company’s core focus. We focus on human health and wellness with a first focus on the non-invasive monitoring of blood glucose. We will pursue the identification of a multitude of analytes in the human body important to diagnostics over time. We will also identify, over time, opportunities for our intellectual property to be deployed in areas outside human health and wellness. Examples are Particle and AI Mind.

Our wholly owned subsidiary, Particle, for is engaged in research and development on non-core Company intellectual property. The first research activity, undertaken by Particle has been related to standard threaded light bulbs that emit a warm white light that can inactivate germs, including bacteria and viruses. On May 21, 2020, we entered into an intercompany patent license agreement with Particle pursuant to which Particle received an exclusive non-transferrable license to use certain of our patents and trademarks. In exchange for this license, we will receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the gross sales, net of returns, from Particle and $5,000. As of June 30, 2022, the operations of Particle have not generated any sales. The first product, the Particle bulb, can be used in households, businesses, and other facilities to inactivate bacteria and viruses. Through internal preliminary testing, Particle personnel have confirmed the Particle bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. Final study results from Texas Biomedical Research Institute indicate that the Particle bulb has the ability to inactivate SARS-CoV-2, the virus that causes COVID-19 and, most recently, the Alpha and Delta variants of the COVID-19 virus. The Particle team is working on certification, labeling, product manufacturing and related go-to-market requirements as well as business development activities related to interest from potential strategic and channel partners in both consumer and business applications in the global marketplace.

We expect although we cannot guarantee that we will create other such subsidiaries over time. Additionally, we may license our intellectual property to third parties so that they may pursue activities that are not a part of our company’s core focus.

Our Facilities

Corporate Offices

On April 13, 2017, we leased our executive office located at 500 Union Street, Suite 810, Seattle, Washington, USA, 98101. The Company leases 943 square feet and the current net monthly payment is $3,334. The monthly payment increases approximately 3% each year and the lease expires on May 31, 2022. On October 31, 2021, we extended the lease from June 1, 2022 to May 31, 2023 at $2,986 per month.

Lab Facilities and Executive Offices

On February 1, 2019, we leased its lab facilities and executive offices located at 915 E Pine Street, Suite 212, Seattle, WA 98122. We lease 2,642 square feet and the net monthly payment at September 30, 2021 is $8,697. The monthly payment increases approximately 3% annually each year on July 1. The lease expires on June 30, 2024. On October 11, 2021, the Company entered into First Amendment of Lease and added 1,030 square feet for year for $5,000 per month. The space will be utilized for clinical trials.

Employees

As of June 30, 2022, we had 15 full-time employees. Our senior management and 10 other personnel are located in our Seattle, Washington offices. We periodically utilize consulting firms and individual contractors to supplement our workforce.

Corporate Information

We were incorporated under the laws of the State of Nevada on October 8, 1998. Our executive offices are located at 500 Union Street, Suite 810, Seattle, WA 98101. Our telephone number is (206) 903-1351 and its principal website address is located at www.knowlabs.co. The information on our website is not incorporated as a part of this Form 10-Q.

RESULTS OF OPERATIONS

Overview

We are focused on the development and commercialization of proprietary biosensor technologies which, when paired with our artificial intelligence, or AI, deep learning platform, are capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify and measure the unique “signature” of said materials or analytes. We call these our “Bio-RFID™” technology platform when pertaining to radio and microwave spectroscopy; and “ChromaID” technology platform when pertaining to optical spectroscopy. The data obtained with our biosensor technology is analyzed with our trade secret algorithms which are driven by our AI deep learning platform.

ChromaID is the first technology developed and patented by our company. For the past several years, we have focused on extensions and new patentable inventions that are derived from and extend beyond our ChromaID technology and intellectual property. We call this technology platform Bio-RFID. The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our company as we work to create revenue generating products for the marketplace. Today, the primary focus of our company is on our Bio-RFID technology, its commercialization and development of related patent assets. Through our wholly owned subsidiaries, our company works to exploit additional opportunities and markets that our broad intellectual property and trade secret portfolio addresses.

On April 30, 2020, we incorporated our wholly owned subsidiary, Particle, Inc. Particle is focused on the development and commercialization of our extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains our company’s singular focus. Since incorporation, Particle has engaged in research and development activities on threaded light bulbs that have a warm white light and can inactivate germs, including bacteria and viruses. Particle is now looking for partners to take this product to market.

On September 17, 2021 we incorporated our wholly owned subsidiary, AI Mind, Inc., for the purpose of identifying and capitalizing on market opportunities for our AI deep learning platform (discussed below). The first activity undertaken by AI Mind was the creation of graphical images expressed as non-fungible tokens, or NFTs, utilizing the AI deep learning platform. During the nine months ended June 30, 2022, AI Mind, operating our AI deep learning platform, began generating revenue from digital asset sales of NFT’s and had sales of $4,360,000.

Recent Developments

On May 24, 2022, we announced the appointment of the following new officers: Peter Conley, as Chief Financial Officer and Senior Vice President of Intellectual Property, Steven Kent, as Chief Product Officer, and Leonardo Troutwein, who joined our company in February 2021, as Chief Marketing Officer.

Impact of COVID-19 Pandemic

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	The ability of our research and development team to produce an FDA clearance quality technology;

•	Our ability to recruit and maintain quality personnel with the talent to bring our technology to the market;

•	The production of market ready products which can sustain FDA clearance quality results;

•	The clearance by the FDA after their rigorous clinical trial process of our products for the marketplace;

•	The receptivity of the marketplace and the addressable diabetes community to our new non-invasive glucose monitoring technology’ and

•	Access to sufficient capital to support the Company until its products achieve FDA clearance and are accepted in the marketplace.

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Three Months Ended June 30,
	2022	2021	$ Variance	% Variance

Revenue- Digital Asset Sales	$-	$-	$-	0.0%
Research and Development and Operating Expenses-
Research and development expenses	1,273	869	404	-46.5%
Selling, general and administrative expenses	1,588	994	594	-59.8%
Selling and transactional costs for digital assets	164	-	164	-100.0%
Total research and development and operating expenses	3,025	1,863	1,162	-62.4%
Operating loss	(3,025)	(1,863)	(1,162)	-62.4%
Other income (expense):
Interest expense	(240)	(5,228)	4,988	95.4%
Other income	262	-	262	100.0%
Total other income (expense), net	22	(5,228)	5,250	100.4%
Loss before income taxes	(3,003)	(7,091)	4,088	57.7%
Income tax expense	-	-	-	0.0%
Net loss	$(3,003)	$(7,091)	$4,088	57.7%

Revenues. There were no sales during the three months ended June 30, 2022 and 2021.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2022 increased $404,000 to $1,273,000 as compared to $869,000 for the three months ended June 30, 2021. The increase was due increased personnel, use of consultant and expenditures related to the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2022 increased $594,000 to $1,588,000 as compared to $994,000 for the three months ended June 30, 2021. The increase was primarily due to an increase of (i) $919,000 in stock based compensation; offset by (ii) a decrease of $206,000 in corporate development expenses; and (iii) other decreases of $119,000. As part of the selling, general and administrative expenses for the three months ended June 30, 2022 and 2021, we recorded $36,000 and $300,000, respectively, of investor relationship expenses and business development expenses.

Selling and Transactional Costs for Digital Asset Sales. Selling and transactional costs for digital asset sales were $164,000 for the three months ended June 30, 2022. Our Artificial Intelligence (AI) deep learning platform has generated revenue- digital asset sales of $4,361,000 from Non-Fungible Token (NFT) sales. Such costs included digital assets conversion loss, consulting, bonus compensation transaction fees, taxes, royalties and other costs.

Other Income (Expense), Net. Other income (expense), net for the three months ended June 30, 2022 was $22,000 as compared to other expense, net of $5,228,000 for the three months ended June 30, 2021. The other income (expense), net for the three months ended June 30, 2022 included interest expense related to the extension of warrants of (i) $244,000 and interest income of $4,000; and offset by (ii) other income of $262,000 primarily related to the forgiveness of notes payable- PPP loans. The other expense, net for the three months ended June 30, 2021 included interest expense of $5,228,000 related to convertible notes payable and the amortization of the beneficial conversion feature

Net Loss. Net loss for the three months ended June 30, 2022 was $3,003,000 as compared to $7,091,000 for the three months ended June 30, 2021. The net loss for the three months ended June 30, 2022 included non-cash net expenses of $1,001,000. The non-cash items include (i) depreciation and amortization of $101,000; (ii) stock based compensation- stock options of $919,000; (iii) interest expense for warrant modification of $244,000; (iv)gain on forgiveness of note payable- PPP loans of $253,000; and offset by (v) other of $10,000.

The net loss for the three months ended June 30, 2021 included non-cash expenses of $5,176,000. The non-cash items include (i) depreciation and amortization of $37,000; (ii) stock based compensation- stock options of $268,000; and (iii) amortization of debt discount as interest expense of $4,873,000; offset by (iv) other of $2,000.

Comparison of Nine Months Ended June 30, 2022 and 2021

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Nine Months Ended June 30,
	2022	2021	$ Variance	% Variance

Revenue- Digital Asset Sales	$4,360	$-	$4,360	100.0%
Research and Development and Operating Expenses-
Research and development expenses	3,407	3,094	313	-10.1%
Selling, general and administrative expenses	4,255	4,934	(679)	13.8%
Selling and transactional costs for digital assets	3,437	-	3,437	-100.0%
Total research and development and operating expenses	11,099	8,028	3,071	-38.3%
Operating loss	(6,739)	(8,028)	1,289	16.1%
Other income (expense):
Interest expense	(8,024)	(9,736)	1,712	17.6%
Other income	262	-	262	100.0%
Total other (expense), net	(7,762)	(9,736)	1,974	20.3%
Loss before income taxes	(14,501)	(17,764)	3,263	18.4%
Income tax expense	-	-	-	0.0%
Net loss	$(14,501)	$(17,764)	$3,263	18.4%

Revenues. Revenue- digital asset sales for the nine months ended June 30, 2022 was $4,360,000 as compared to $0 for the nine months ended June 30, 2021. Our Artificial Intelligence (AI) deep learning platform has generated revenue- digital asset sales of $4,360,000 from Non-Fungible Token (NFT) sales.

Research and Development Expenses. Research and development expenses for the nine months ended June 30, 2022 increased $313,000 to $3,407,000 as compared to $3,094,000 for the nine months ended June 30, 2021. The increase was due increased personnel, use of consultant and expenditures related to the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended June 30, 2022 decreased $679,000 to $4,255,000 as compared to $4,934,000 for the nine months ended June 30, 2021. The decrease primarily was due to (i) a decrease of $1,209,000 in stock based compensation; offset by (ii) $431,000 in increased marketing expenses; and (iii) other increases of $99,000. As part of the selling, general and administrative expenses for the nine months ended June 30, 2022 and 2021, we recorded $279,000 and $424,000, respectively, of investor relationship expenses and business development expenses.

Selling and Transactional Costs for Digital Asset Sales. Selling and transactional cots for digital asset sales were $3,437,000 for the nine months ended June 30, 2022. Our Artificial Intelligence (AI) deep learning platform has generated revenue- digital asset sales of $4,360,000 from Non-Fungible Token (NFT) sales. Such costs included digital asset conversion loss, consulting, bonus compensation transaction fees, taxes, royalties and other costs.

Other (Expense), Net. Other expense, net for the nine months ended June 30, 2022 was $7,762,000 as compared to other expense, net of $9,736,000 for the nine months ended June 30, 2021. The other expense, net for the nine months ended June 30, 2022 included (i) interest expense of $8,045,000 related to convertible notes payable and the amortization of the beneficial conversion feature and value of warrants issued; and offset by (ii) other income of $262,000 primarily related to the forgiveness of notes payable- PPP loans . The other expense, net for the nine months ended June 30, 2021 included interest expense of $9,736,000 related to convertible notes payable and the amortization of the beneficial conversion feature.

Net Loss. Net loss for the nine months ended June 30, 2022 was $14,501,000 as compared to $17,764,000 for the nine months ended June 30, 2021. The net loss for the nine months ended June 30, 2022 included non-cash expenses of $9,243,000. The non-cash items include (i) depreciation and amortization of $219,000; (ii) issuance of common stock for services and expenses of $153,000; (iii) issuance of common stock warrants for service of $71,000; (iv) stock based compensation- stock options of $1,556,000; (v) interest expense for warrant modification of $244,000; (vi) gain on forgiveness of note payable- PPP loans of $253,000; (vii) amortization of debt discount as interest expense of $7,273,000; and offset by (viii) other of $20,000.

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

Segment Reporting

Our management considers our business to currently consist of three operating segments (i) the development of the Bio-RFID™” and “ChromaID” technologies; (ii) Particle, Inc. technology; and (iii) AI sales of NFT products. Particle commenced operations in the three months ended June 30, 2020. AI commenced operations during the nine months ended June 30, 2022. For a reporting of the operating results for these three segments for the three and nine month periods ended June 30, 2022, see Note 12 to our unaudited consolidated financial statements of the three and nine months ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2022, we had cash and cash equivalents of approximately $8,352,000 and net working capital of approximately $6,042,000 (exclusive of convertible notes payable). We have experienced net losses since inception. As of June 30, 2022, we had an accumulated deficit of $95,827,000 and net losses in the amount of $14,501,000, $25,360,000, and $13,563,000 for the nine months ended June 30, 2022 and the years ended September 30, 2021 and 2020, respectively. We incurred non-cash expenses of $9,243,000, $17,701,000 and $9,366,000 during the nine months ended June 30, 2022 and the years ended September 30, 2021 and 2020, respectively.

On March 15, 2021, we closed private placement for gross proceeds of $14,209,000 in exchange for issuing subordinated convertible notes and warrants to purchase 3,552,250 shares of our common stock in a private placement to accredited investors. These convertible notes were automatically converted into shares of our common stock at a conversion price of $2.00 per share starting on March 9, 2022. The convertible notes had an original principal amount of $14,209,000 with an annual interest of 8%. Both the principal amount and the interest were payable on a payment-in-kind basis in shares of our common stock.

We believe that our cash on hand will be sufficient to fund our operations through June 30, 2023.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the issuance of preferred stock, the sale of common stock and the exercise of warrants.

On July 29, 2022, we filed a Form S-1 registration statement for a proposed new offering of 3 million shares of our common stock with an anticipated offering price of $2.00 per share. Concurrent with, and as a condition to, the offering, Know Labs will apply to uplist its shares to the NYSE American Exchange. The closing of the offering is contingent upon the successful listing of our common stock on NYSE American.

The proceeds of warrants currently outstanding, which are not expected to be exercised on a cashless basis, may generate potential proceeds of up to $16,384,000. We cannot provide assurance that any of these warrants will be exercised.

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2022 and 2021 was $3,691,000 and $5,145,000, respectively. The net cash used in operating activities for the nine months ended June 30, 2022 was primarily related to (i) a net loss of $14,501,000; offset by (ii) working capital changes of $1,567,000 related to Our Artificial Intelligence (AI) Deep Learning Platform has generated initial revenue from Non-Fungible Token (NFT) sales and incurred certain expenses; and (iii) non-cash expenses of $9,243,000. The non-cash items include (iv) depreciation and amortization of $219,000; (v) issuance of common stock for services and expenses of $153,000; (vi) issuance of common stock warrants for service of $71,000; (vii) stock based compensation- stock options of $1,556,000; (viii) interest expense for warrant modification of $244,000; (ix) gain on forgiveness of note payable- PPP loans of $253,000; (x) amortization of debt discount as interest expense of $7,273,000; and offset by (xi) other of $20,000.

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

Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2022 and 2021 was $844,000 and $48,000, respectively. There amounts were primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2022 and 2021 was $629,000 and $14,764,000, respectively. The net cash provided by financing activities for the nine months ended June 30, 2022 was primarily related to (i) proceeds from the issuance of common stock for the exercise of warrants of $794,000; (ii) proceeds from the issuance of common stock for the exercise of stock option grants of $14,000; and offset by the settlement of notes payable- PPP loans.

Net cash provided by financing activities for the nine months ended June 30, 2021 was $14,764,000. This amount was primarily related to (i) issuance of Simple Agreements for future Equity of $340,000; (ii) $14,209,000 related to proceeds from convertible notes payable; (iii) proceeds from notes payable- PPP of $206,000; and (iv) proceed from the issuance of common stock for the exercise of warrants of $653,000; and offset by (v) payment of issuance costs from notes payable of $727,000.

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

Our contractual cash obligations as of June 30, 2022 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$271,816	$147,903	$123,913	$-	$-
Convertible notes payable	2,255,066	2,255,066	-	-	-
			-	-	-
	$2,526,882	$2,402,969	$123,913	$-	$-

(1)

Convertible notes payable includes $2,255,066 that can be converted into common stock upon demand. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID” technologies. None of the expenditures are contractual obligations as of June 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2022 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Personnel: We did not employ a full time Chief Financial Officer until May, 24, 2022, when Peter Conley was appointed to the position. Previously, the Company’s founder and Chairman served as our Interim Chief Financial Officer and was assisted by a senior financial consultant with long term public company CFO experience.

With the recent hiring of a full time CFO, during the final quarter of fiscal year the Company will be doing a deep analysis of their internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2022.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2022, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. We are currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to our business.

ITEM 1A. RISK FACTORS

SUMMARY OF RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks summarized below. These risks are discussed more fully in the “Risk Factors” section immediately following this summary. These risks include, but are not limited to, the following:

Risks Related to Our Business and Industry

•	Our business could be materially adversely impacted by the COVID-19 pandemic.

•	Implementation of technology initiatives could disrupt our operations in the near term and fail to provide the anticipated benefits.

•	If our information technology systems suffer interruptions or failures, including as a result of cyber-attacks, our business operations could be disrupted and our reputation could suffer.

•

We rely on software and services from other parties. Defects in or the loss of access to software or services from third parties could increase our costs and adversely affect the quality of our products.

•	Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.

Risks Related to Ownership of Our Common Stock

•	The market price of our common stock may fluctuate, and you could lose all or part of your investment.

•	We may not be able to maintain a listing of our common stock on the NYSE American.

•	We do not expect to declare or pay dividends in the foreseeable future.

•

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our securities to decline and would result in the dilution of your holdings.

•

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

 RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information contained in this prospectus, before purchasing our common stock. We have listed below (not necessarily in order of importance or probability of occurrence) what we believe to be the most significant risk factors applicable to us, but they do not constitute all of the risks that may be applicable to us. Any of the following factors could harm our business, financial condition, results of operations or prospects, and could result in a partial or complete loss of your investment. Some statements in this Form 10-Q, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section titled “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Our Business and Industry

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

We are currently operating at a loss and using substantial cash to fund our operation. We believe that our cash on hand will be sufficient to fund our operations through June 30, 2023. We may need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business. We are each seeking additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected. There can be no assurance that we will be able to sell that number of shares, if any.

We need to continue as a going concern if our business is to succeed.

The Company has cash and cash equivalents of $8,351,945 and net working capital of $6,042,000 (exclusive of convertible notes payable) as of June 30, 2022. The Company anticipates that it will record losses from operations for the foreseeable future. The Company believes that it has enough available cash to operate until June 30, 2023. As of June 30, 2022, the Company’s accumulated deficit was $95,827,137. The Company has had limited capital resources and intends to seek additional cash via equity and debt offerings.

On July 29, 2022, we filed a Form S-1 registration statement for a proposed new offering of 3 million shares of our common stock with an anticipated offering price of $2.00 per share. Concurrent with, and as a condition to, the offering, Know Labs will apply to uplist its shares to the NYSE American Exchange.

The proceeds of warrants currently outstanding, which could be exercised on a cash basis, may generate potential proceeds of up to $16,383,908. The Company cannot provide assurance that any of these warrants will be exercised.

If the new offering referenced above is not successful or the warrants are not exercised for cash, the cash conditions may raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our consolidated financial statements for the year ended September 30, 2021 did not include an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

If the new offering or warrant exercise were not successful, the cash conditions may raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our consolidated financial statements for the year ended September 30, 2021 did not include an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2022, we owed approximately $2,529,706 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

Mr. Erickson, our Chairman, and/or entities with which he is affiliated also have accounts payable and accrued liabilities $274,640 of as of June 30, 2022 related to accrued compensation, accrued interest and expenses.

We owe $2,255,066 under various convertible promissory notes as of June 30, 2022 including $1,184,066 owed to entities controlled by our Chairman.

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

We have experienced net losses since inception. As of June 30, 2022, we had an accumulated deficit of $95,827,137 and net losses in the amount of $25,360,213, and $13,562,641 for the years ended September 30, 2021 and 2020, respectively, and $14,500,643 and $17,763,812 for the nine months ended June 30, 2022 and 2021, respectively.

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

If our company were to dissolve or wind-up operations, holders of our common stock would not receive a liquidation preference.

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

Our management has had a material weakness in our internal controls over financial reporting and that our disclosure controls and procedures are not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the audit of our financial statements for the year ended September 30, 2021, management identified a material weakness during its assessment of internal controls over financial reporting. Specifically, we did not employ a full time Chief Financial Officer. Peter Conley was appointed as Chief Financial Officer on May 24, 2022.

Our Particle, Inc. subsidiary was incorporated April 30, 2020, and has limited operating history.

Particle, Inc., or Particle, was incorporated April 30, 2020, and to date has engaged in activities consisting primarily of research and development on threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On June 1, 2020, we approved and ratified entry into an intercompany Patent License Agreement dated May 21, 2020, with Particle. Pursuant to the Agreement, Particle received an exclusive non-transferrable license to use certain patents and trademarks of our company, in exchange our company shall receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the Gross Sales, net of returns, from Particle or $5,000. As of June 30, 2022, the operations of Particle have generated no sales and operations are just commencing. The first product, the Particle bulb can be used in households, businesses and other facilities to inactivate bacteria and viruses. Through internal preliminary testing, Particle personnel has confirmed the bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. A world renowned, CDC-regulated biosafety level-4 laboratory has tested the Particle bulb’s ability to inactivate SARS-CoV-2, the virus that causes COVID-19. The results of these tests were successful, confirming the bulb’s ability to deactivate Alpha and Delta variants of the virus.

To date, we have generated no revenue from Particle. We may not generate revenues in the near future while products are being developed. We believe that Particle’s commercialization success is dependent upon its ability to develop successful products to take to market. In addition, once developed, demand for its products may not materialize, or increase as quickly as planned, and we may therefore be unable to increase our revenue levels as expected. Even if we succeed in introducing our technology and related products to our target markets, we may not be able to generate sufficient revenue to achieve or sustain profitability of the Particle subsidiary. Our company is also exploring strategic partnerships and distribution agreements for Particle. These efforts may not be successful which would adversely impact the sustainability of Particle.

Our AI Mind, Inc. subsidiary was incorporated on September 17, 2021, and has limited operating history.

The subsidiary, which is wholly owned by Know Labs, Inc. commenced activity in the last calendar quarter of 2021 and the first quarter of our 2022 fiscal year. It has generated its first revenues during the first quarter of fiscal 2022 from its initial commercialization efforts related to the generation of NFT’s. There can be no assurance that it will continue to generate revenues nor be successful in continuing its marketing of parent company assets. These assets rely on fundamental trade secrets which at this time are proprietary yet not protected by any pending patents. It may not be possible to protect these trade secrets which would impact the ability of AI Mind to continue to generate revenues.

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

If we are unable to secure a sales and marketing partner or establish satisfactory sales and marketing capabilities at our company, we may not be able to successfully commercialize our technology.

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

The exercise prices of certain warrants, and the conversion prices of our outstanding convertible notes payable and our Series C and D Preferred Shares may require further adjustment.

If in the future, if we sell our common stock at a price below $0.25 per share, the conversion price of 8,108,356 outstanding shares of Series C and D Preferred Stock would adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of Convertible Notes Payable in the principal amount of $2,255,066, that convert into 9,020,264 shares of our common stock at $0.25 per share and the exercise price of certain outstanding warrants to purchase 10,284,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,487,207 would adjust below $1.20 per share and warrants totaling 3,954,625 would adjust below $2.40 per share, in each case pursuant to the documents governing such instruments.

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

Risks Relating to Ownership of Our Common Stock

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

•	Issuance of convertible or equity securities and related warrants for general or merger and acquisition purposes;

•	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes;

•	Sale of a significant number of shares of our common stock by stockholders;

•	General market and economic conditions;

•	Quarterly variations in our operating results;

•	Investor and public relation activities;

•	Announcements of technological innovations;

•	New product introductions by us or our competitors;

•	Competitive activities;

•	Low liquidity; and

•	Additions or departures of key personnel.

These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. These factors could have a material adverse effect on our business, financial condition, and results of operations.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

As of June 30, 2022, we had 43,802,147 shares of common stock issued and outstanding. As of June 30, 2022, there were options outstanding for the purchase of 20,927,370 common shares (including unearned stock option grants totaling 11,550,745 shares related to performance targets), warrants for the purchase of 21,651,513 common shares, and 8,108,356 shares of our common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, we currently have 9,020,264 common shares at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,255,066. All of which could potentially dilute future earnings per share but are excluded from the June 30, 2022, calculation of net loss per share because their impact is antidilutive.

Significant shares of common stock are held by our principal stockholders, other company insiders and other large stockholders. As “affiliates,” as defined under Rule 144 under the Securities Act, our principal stockholders, other of our insiders and other large stockholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

Pursuant to our articles of incorporation, we currently have authorized 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. To the extent that common shares are available for issuance, subject to compliance with applicable stock exchange listing rules, our board of directors has the ability to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of any additional securities could, among other things, result in substantial dilution of the percentage ownership of our stockholders at the time of issuance, result in substantial dilution of our earnings per share and adversely affect the prevailing market price for our common stock.

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

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our securities.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our securities must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our securities.

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

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our securities could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our securities could be negatively affected.

If our securities become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on NYSE American or another national securities exchange and if the price of our securities is less than $5.00, our securities could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our securities, and therefore stockholders may have difficulty selling their securities.

Anti-takeover provisions may limit the ability of another party to acquire our company, which could cause our stock price to decline.

Our articles of incorporation, our bylaws and Nevada law contain provisions that could discourage, delay or prevent a third party from acquiring our company, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

We are authorized to issue "blank check" preferred stock without stockholder approval, which could adversely impact the rights of holders of our securities.

Our articles of incorporation authorize us to issue up to 5,000,000 shares of blank check preferred stock. Any preferred stock that we issue in the future may rank ahead of our securities in terms of dividend priority or liquidation premiums and may have greater voting rights than our securities. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of our securities to current stockholders and could adversely affect the market price, if any, of our securities. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2022, we had the following unregistered sales of equity securities:

We issued 62,500 shares of common stock related to the exercise of warrants and received $27,500.

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

3.12	Certificate of Designation of Series F Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 3, 2018)
3.13	Certificate of Amendment to Articles of Incorporation dated December 6, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 7, 2021)
4.1	Know Labs, Inc. 2021 Equity Incentive Plan (incorporated by reference to the Company’s Form S- 8 Filed December 10, 2021)
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

10.6†	Employment Agreement dated April 10, 2018 by and between Visualant, Incorporated and Phillip A. Bosua. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 21, 2018)
10.7†

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
10.13

Form of Subscription Agreement, Subordinated Convertible Note, common stock  Purchase Warrant, Subordination and Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 15, 2021)

42

10.14

Amendment 6 dated September 27, 2021 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 21, 2021)

10.15

Amendment 6 dated September 27, 2021 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 21, 2021)

10.16

Amendment 6 dated November 8, 2021 to Senior Secured Convertible Redeemable Note dated September 30, 2016 by and between Know Labs, Inc. and Clayton A. Struve. F(incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 21, 2021)

10.17

Amendment 6 dated November 8, 2021 to Senior Secured Convertible Redeemable Note dated August 14, 2017 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 21, 2021)

10.18

Amendment 6 dated November 8, 2021 to Senior Secured Convertible Redeemable Note dated December 12, 2017 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 21, 2021)

10.19

Amendment 5 dated November 8, 2021 to Senior Secured Convertible Redeemable Note dated February 28, 2018 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 21, 2021)

10.20

Amendment 7 dated April 4, 2022 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 4, 2022)

10.21

Amendment 7 dated April 4, 2020 to Convertible Redeemable Promissory Note dated January 31, 2018 by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 4, 2022)

10.22

Amendment 7 dated March 23, 2022 to Senior Secured Convertible Redeemable Note dated September 30, 2016 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 3, 2022)

10.23

Amendment 7 dated March 23, 2022 to Senior Secured Convertible Redeemable Note dated August 14, 2017 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 3, 2022)

10.24

Amendment 7 dated March 23, 2022 to Senior Secured Convertible Redeemable Note dated December 12, 2017 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 3, 2022)

10.25

Amendment 6 dated March 23, 2022 to Senior Secured Convertible Redeemable Note dated February 28, 2018 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 3, 2022)

10.26	Extension of Warrant Agreement dated April 26, 2022 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 3, 2022)
10.27† *	Employment Agreement dated May 13, 2022 by and between Know Labs, Inc. and Peter Conley.
14.1	Code of Ethics dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
99.2	Compensation Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
99.3	Nominations and Corporate Governance Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)

________________

† Executive compensation plan or arrangement.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOW LABS, INC.

(Registrant)

Date: August 12, 2022	By:	/s/ Phillip A Bosua
Phillip A. Bosua
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Peter Conley
Peter Conley
Chief Financial Officer
(Principal Financial Officer)

44