Form 10-K
period 2022-09-30
KNOW LABS, INC.
filed 2022-12-20
CIK 1074828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2022

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-37479

KNOW LABS, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0273142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Union Street, Suite 810, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

(206) 903-1351
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	KNW	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

As of March 31, 2022 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $70,531,213.

As of December 20, 2022, there were a total of 48,157,937 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Know Labs, Inc.

Annual Report on Form 10-K

Year Ended September 30, 2022

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and “our company” are to Know Labs, Inc., a Nevada corporation, and its consolidated subsidiaries.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies;
•	our future business development, financial condition and results of operations;
•	expected changes in our revenue, costs or expenditures;
•	growth of and competition trends in our industry;
•	our expectations regarding demand for, and market acceptance of, our products;
•	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;
•	fluctuations in general economic and business conditions in the markets in which we operate; and
•	relevant government policies and regulations relating to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Trademarks, Trade Names and Service Marks

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. Other trademarks, service marks and trade names appearing in this report are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this report are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names. This report may include trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this prospectus are the property of their respective owners.

PART I

ITEM 1. BUSINESS.

Overview

We are focused on the development and commercialization of proprietary sensor technologies which, when paired with our artificial intelligence, or AI, deep learning platform, are capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify and measure the unique “signature” of said materials or analytes. We call this our “Bio-RFID” technology platform, when pertaining to radio and microwave spectroscopy, and our “ChromaID” technology platform, when pertaining to optical spectroscopy. The data obtained with our sensor technology is analyzed with our trade secret algorithms which are driven by our AI deep learning platform.

ChromaID was the first technology developed and patented by our company. For the past several years, we have focused on extensions and new patentable inventions that are derived from and extend beyond our ChromaID technology and intellectual property. The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our company as we work to create revenue generating products for the marketplace. Today, the primary focus of our company is on our Bio-RFID technology and our commercialization and development of related patent assets. Through our wholly owned subsidiaries, we work to exploit additional opportunities and markets that our broad intellectual property and trade secret portfolio addresses.

Corporate History and Structure

Know Labs, Inc. was incorporated under the laws of the State of Nevada in 1998. Since 2007, our company has been focused primarily on research and development of proprietary spectroscopic technologies spanning the electromagnetic spectrum.

On April 30, 2020, we incorporated Particle, Inc., or Particle, as a wholly-owned subsidiary in the State of Nevada.  Particle focused on the development and commercialization of our extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains the parent company’s singular focus.

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

Our technology platform, Bio-RFID, utilizes spectroscopy at higher wavelengths than ChromaID’s optical range to span radio wave and microwave segments of the electromagnetic spectrum. Working in our lab we have developed extensions and new inventions derived in part from our ChromaID technology, which we refer to as Bio-RFID. We believe an important competitive differentiator for Bio-RFID to be its ability to not only identify a wide range of organic and inorganic materials and analytes, but to do so concurrently, and in real time, which potentially enables new multivariate models of clinical diagnostics, and health and wellness monitoring. We are rapidly advancing the development of this technology by increasing its accuracy, sensitivity, and specificity. We have announced detailed results confirming that we have successfully been able to non-invasively measure blood glucose levels in humans. Significantly, we believe Bio-RFID successfully addresses  the limiting qualities of optical technologies whose diagnostic capacities may be inhibited by skin tones, skin thickness and other factors.

Our ability to obtain exacting results from the data obtained from our Bio-RFID sensor technology, also referred to as radio frequency spectroscopy or RF spectroscopy, is a consequence of the application of our trade secret algorithms. We have worked for the last several years on the AI and machine learning, or ML, that drives the accurate pattern recognition of our algorithms. This work has led to the development of a robust AI deep learning platform. This AI deep learning platform drives the data pattern recognition for Bio-RFID’s exacting determination of blood glucose levels.  It can also provide the data recognition for blood alcohol and blood oxygen levels which we have also identified in preliminary tests.  It will provide the analytics for the long list of other analytes in the human body that we will pursue non-invasive detection of, many of which are set forth in our issued patent USPTO 11,033,208 B1. Our AI deep learning platform may be separately monetized through our subsidiary AI Mind.

We continue to build the internal and external development team necessary to commercialize our technology as well as make additional patent filings covering the intellectual property created with new inventions. The first applications of our Bio-RFID technology will be in a product marketed as a glucose monitor. It will provide the user with real time information on their blood glucose levels. This product will require US Food and Drug Administration, or FDA, clearance prior to its introduction to the market, which we plan to pursue. We have previously announced two versions of our non-invasive glucose monitoring device.  We have identified these as the KnowU and the UBand. The KnowU will be a desk top version with a portable monitoring device for periodic glucose monitoring and the UBand will be a wearable for continuous glucose monitoring.

We have also announced the results of internal laboratory-based comparison testing between our Bio-RFID technology and the leading continuous glucose monitors from Abbott Labs (Freestyle Libre) and DexCom (G6).  These results provide evidence of a high degree of correlation between our Bio-RFID technology and the current industry leaders and their continuous glucose monitors. Our patented technology is fundamentally differentiated from these industry leaders as our technology completely non-invasively monitors blood glucose levels.

We have begun the internal process to pursue FDA approval of our non-invasive blood glucose monitoring device as soon as possible. To guide us in that undertaking, we previously announced the hiring of a Chief Medical Officer and formed a medical and regulatory advisory board to guide us through the FDA process. Additionally, we have retained third party quality assurance and documentation consultants to ensure that the rigorous requirements of the FDA are met. We are unable, however, to estimate the time necessary for FDA approval or the likelihood of success in that endeavor.

While the first focus of our Bio-RFID platform is non-invasive glucose monitoring, it is important to note that our KnowU and the UBand devices have the capacity to monitor and identify other analytes in the human body with a relatively simple software modification. Each additional analyte we identify over time will require its own subsequent FDA approval, the success of which we are unable to estimate at this time.

Our ChromaID patented technology utilizes light at the photon (elementary particle of light) level through a series of emitters and detectors to generate a unique signature or “fingerprint” from a scan of almost any solid, liquid or gaseous material. This signature of reflected or transmitted light is digitized, creating a unique ChromaID signature. Each ChromaID signature is comprised of hundreds to thousands of specific data points.

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

Bio-RFID, ChromaID and AI Deep Learning: Foundational Platform Technologies

Our technologies provide a unique platform upon which a myriad of applications can be developed. As platform technologies, they are analogous to a smartphone, upon which an enormous number of previously unforeseen applications have been developed. Bio-RFID and ChromaID technologies are “enabling” technologies that bring the science of electromagnetic energy to low-cost, real-world commercialization opportunities across multiple industries. The technologies are foundational and, as such, the basis upon which we believe significant businesses can be built. While we are pursuing our core focus on commercializing our glucose monitor, we believe non-core clinical and non-clinical applications represent a multitude of opportunities for strategic collaboration, joint development and licensing agreements with leading companies in their respective industries.

As with other foundational technologies, a single application may reach across multiple industries. Bio-RFID technology can non-invasively identify and monitor changes in the  quantity of blood glucose in the human body. By extension, there may be other analytes or molecular structures this same technology can identify in the human body which, over time, we intend to focus on. They may include the monitoring of drug usage or the presence of illicit drugs. They may also involve identifying hormones and various biomarkers of disease or pre-conditions of disease.

Similarly, ChromaID technology can, for example, effectively differentiate and identify different brands of clear vodkas that appear identical to the human eye. By extension, this same technology could identify pure water from water with contaminants present. It could provide real time detection of liquid medicines such as morphine that have been adulterated or compromised. It could detect if jet fuel has water contamination present. It could determine when it is time to change oil in a deep fat fryer. These are but a few of the potential applications of ChromaID technology based upon extensions of its ability to identify different liquids.

The AI deep learning platform is an enabling technology which can identify patterns from data gathered from both the Bio-RFID and ChromaID platform technologies. The AI deep learning platform is critical to our ability to identify accurately blood glucose levels and other analytes in the human body. Over time, utilizing our AI deep learning platform, we plan to develop analytics which, when using data collected from our sensors, will provide useful information on health and wellness to end users, and potentially lead to what we call “Predictive Health.”  In addition to identifying patterns, the inverse is also possible as our AI deep learning platform can also create patterns in the form of 3D graphical images.  That activity has found its first form in the work of our subsidiary, AI Mind, to generate beautiful 3D graphical images which were sold as non-fungible tokens, or NFTs, providing revenue in the first quarter of fiscal year 2022.  NFT sales from images created by our AI deep learning platform were the result of a one-time successful experiment.  We do not expect future activity or revenue from that source.

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

Currently, we are focusing our efforts on productizing our Bio-RFID technology as we move it out of our research laboratory, through third party validation studies, appropriate and required clinical trials and into the marketplace. At this point in our development cycle the sensor hardware is completed, the product form factor is nearing completion, and the algorithms which provide accurate results from the data collected by our sensor are in the final development stages.

Our subsidiary, Particle, continues to seek a strategic distribution partner or partners to move its virus deactivating light bulb into the global marketplace.  Our subsidiary, AI Mind, will, over time, look at additional ways to monetize our AI deep learning platform.

Sales and Marketing

While we continue with our internal development efforts and the move toward FDA approved clinical trials and expected (but not guaranteed) clearance of our first product, a non-invasive blood glucose monitoring device, we will explore the several potential avenues for moving our first product and potential follow on products into the marketplace.  The avenues being explored include direct to consumer, initial launch partners, broad distribution partners, licensing partners and private label approaches to the market among others.  We have begun to build our internal sales and marketing team in preparation for detailed strategic thinking about the optimal approach to the marketplace.

Competition

We group the competition into three large categories. Those are (i) large global technology companies who may enter the blood glucose monitoring and other medical diagnostic markets, (ii) legacy providers of blood glucose monitoring technology, and (iii) new entrants working to achieve a non-invasive solution or more acceptable blood glucose monitoring solution which may or may not be similar to our technology. With regard to companies in each category, we perform due diligence from all publicly available sources of information on their relevant technologies and their product plans. This information informs and refines our activities and underscores our sense of urgency as we work to bring our own technology to the marketplace. The addressable market is very large and there is room for a multitude of providers of blood glucose monitoring services. Of note, we believe few, if any, of the competitors in the blood glucose monitoring space possess a platform technology competitive with our Bio-RFID technology and our ability to identify a multitude of analytes in the human body.

Competitive Advantages

We believe our key competitive strengths include:

•	Through first principles, Bio-RFID’s ability to not only identify a wide range of organic and inorganic materials and analytes, but to do so concurrently, and in real time, which potentially enables new multivariate models of clinical diagnostics, and health and wellness monitoring.

•	Our Bio-RFID technology is non-invasive, using radio waves to identify and measure what is going on inside the body in real-time

•	Our Bio-RFID technology platform can be integrated into a variety of wearable, mobile or counter-top form factors, as well as interoperability with existing products from current market leaders.

•	No needles nor invasive transmitters in your body, making Bio-RFID sensors convenient and pain-free.

•	No expensive supplies, such as test strips and lancets, are required to operate Bio-RFID devices.

Growth Strategy

The key elements of our strategy to grow our business include:

•	Initially, entering the diabetes continuous glucose monitoring market with our non-invasive continuous glucose monitoring products.

•

Following our entry into the continuous glucose monitoring market, entering other clinical monitoring markets for continuous, non-invasive hormone, medication metabolite, endocrinology components and biomolecular monitoring.

•

Applying our Bio-RFID platform technology to lifestyle analysis, clinical trials and chronic illnesses. We believe that potential use cases include real time wearable medication monitoring and detection of, for example, ovulation and hormone deficiency.

•	Significantly, every new application will function utilizing the same sensor. You will not need a new device, simply a new software algorithm.

•	Each new application provides new opportunities for monetization of the Bio-RFID platform technology.

Research and Development

Our current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity, and developing new and unique applications for this technology and the AI deep learning platform that drives its analytics. As part of this effort, we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. We are also actively involved in identifying new applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies and their application. We engage third party experts as required to supplement our internal team.  We believe that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $5,385,586 and $3,969,972 for the years ended September 30, 2022 and 2021, respectively, on development activities.

Our wholly owned subsidiary, Particle, was focused on the development and commercialization of our extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains our singular focus. Since its incorporation, Particle has engaged in research and development activities on threaded light bulbs that have a warm white light and can inactivate germs, including bacteria and viruses. Particle is now looking for partners to commercialize this product.

Our wholly owned subsidiary, AI Mind, is focused on opportunities to monetize our AI deep learning platform over time. It is unlikely we will repeat the successful experiment with AI created art that sold as NFT in late 2021.We will, however, over time, continue to look for opportunities for new applications on our AI deep learning platform, to generate revenues to support the continued development of our non-invasive diagnostic technology.

Intellectual Property

The cornerstone of our foundational platform technology is our intellectual property portfolio. We have pursued an active intellectual property strategy which includes focus on patents where appropriate and a diligent protection of trade secrets. To date, we have been granted 27 patents and 19 design patents. We currently have a number of patents pending and continue, on a regular basis, with the filing of new patents. We possess all rights, title and interest to the issued patents.

Our issued patents will expire at various times between 2027 and 2041. Pending patents, if and when issued, may have expiration dates that extend further in time. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

The issued patents cover the fundamental aspects of our ChromaID and Bio-RFID technology and a number of unique applications. We have filed patents on the fundamental aspects of our Bio-RFID technology and growing number of unique applications. We will continue, over time, to expand our patent portfolio.

Additionally, significant aspects of our technology are maintained as trade secrets which may not be disclosed through the patent filing process. We are diligent in maintaining and securing our trade secrets.

Related Patent Assets

Inherent in a platform technology is the ability to develop or license technology in diverse fields of use apart from our core focus. We focus on human health and wellness with a first focus on the non-invasive monitoring of blood glucose. We will pursue the identification of a multitude of analytes in the human body important to diagnostics over time. We will also identify, over time, opportunities for our intellectual property to be deployed in areas outside human health and wellness. Examples are Particle and AI Mind.

We expect although we cannot guarantee that we will create other such subsidiaries over time.  Additionally, we may license our intellectual property to third parties so that they may pursue activities that are not a part of our core focus.

Employees

As of September 30, 2022, we had 16 full-time and part employees. Our senior management and other personnel are located in our Seattle, Washington offices. We periodically utilize consulting firms and individual contractors to supplement our workforce.

Government Regulation

United States

Our medical diagnostic products and operations, initially the KnowU and UBand glucose monitoring products, are subject to extensive and rigorous regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations, guidance documentation, and standards. Our KnowU and UBand products will be regulated by the FDA as medical devices. The FDA regulates the design, development, research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, sale and advertising of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. The FDA also regulates the export of medical devices manufactured in the United States to international markets. Any violations of these laws and regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, if there is a change in law, regulation or judicial interpretation, we may be required to change our business practices, which could have a material adverse effect on our business, financial condition and results of operations.

Under the FFDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness.

Class I devices are those for which safety and effectiveness can be assured by adherence to FDA’s “general controls” for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

Class II devices are subject to FDA’s general controls, and any other “special controls” deemed necessary by FDA to ensure the safety and effectiveness of the device, such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure, though certain Class II devices are exempt from this premarket review process. When a 510(k) is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” to a legally marketed device, which in some cases may require submission of clinical data. Unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. If the FDA determines that the device, or its intended use, is not substantially equivalent to a legally marketed device, the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous premarketing requirements.

Class III devices, consisting of devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device. The safety and effectiveness of Class III devices cannot be assured solely by general or special controls. Submission and FDA approval of a premarket approval, or PMA, application is required before marketing of a Class III device can proceed. As with 510(k) submissions, unless subject to an exemption, PMA submissions are subject to user fees. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application, which is intended to demonstrate that the device is safe and effective, must be supported by extensive data, typically including data from preclinical studies and human clinical trials.

510(k) Clearance

To obtain 510(k) clearance for a medical device, an applicant must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a legally marketed device, known as a “predicate device.” A legally marketed predicate device may include a device that was legally marketed prior to May 28, 1976 for which a PMA is not required (known as a “pre-amendments device” based on the date of enactment of the Medical Device Amendments of 1976), a device that has been reclassified from Class III to Class II or Class I, or a device that was found substantially equivalent through the 510(k) process. A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics, or (ii) different technological characteristics, but the information provided in the 510(k) submission demonstrates that the device does not raise new questions of safety and effectiveness and is at least as safe and effective as the predicate device. A showing of substantial equivalence sometimes, but not always, requires clinical data.

Before the FDA will accept a 510(k) submission for substantive review, the FDA will first assess whether the submission satisfies a minimum threshold of acceptability. If the FDA determines that the 510(k) submission is incomplete, the FDA will issue a “Refuse to Accept” letter which generally outlines the information the FDA believes is necessary to permit a substantive review and to reach a determination regarding substantial equivalence. An applicant must submit the requested information before the FDA will proceed with additional review of the submission. Once the 510(k) submission is accepted for review, by regulation, the FDA has 90 days to review and issue a determination. As a practical matter, clearance often takes longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, depending on the modification, PMA approval. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance. Many minor modifications today are accomplished by a “letter to file” in which the manufacture documents the rationale for the change and why a new 510(k) is not required. However, the FDA may review such letters to file to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

PMA Approval

A PMA must be submitted to the FDA for any device that is classified in Class III or otherwise cannot be cleared through the 510(k) process (although the FDA has discretion to continue to allow certain pre-amendment Class III devices to use the 510(k) process). PMA applications must be supported by, among other things, valid scientific evidence demonstrating the safety and effectiveness of the device, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA application, once the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will formally accept the application for review. The FDA, by statute and by regulation, has 180-days to review an “accepted” PMA application, although the review of an application more often occurs over a significantly longer period of time, and can take up to several years. During the review period, the FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the QSR.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.

In approving a PMA, the FDA may also require some form of post-market surveillance when necessary to protect the public health or to provide additional safety and effectiveness data for the device. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients.

New PMAs or PMA supplements are required for modifications that affect the safety or effectiveness of a PMA-approved device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel.

De Novo Classification

Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Under FDASIA, the FDA is required to classify the device within 120 days following receipt of the de novo application. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed.

It is our current belief that our initial product is appropriate for a de novo classification request.

Breakthrough Devices Program

The Breakthrough Devices Program is a voluntary program for certain medical devices and device-led combination products that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions.

The goal of the Breakthrough Devices Program is to provide patients and health care providers with timely access to these medical devices by speeding up their development, assessment, and review, while preserving the statutory standards for premarket approval, 510(k) clearance, and De Novo marketing authorization, consistent with the FDA’s mission to protect and promote public health.

The Breakthrough Devices Program replaces the Expedited Access Pathway and Priority Review for medical devices. The FDA considers devices granted designation under the Expedited Access Pathway to be part of the Breakthrough Devices Program.

We may pursue the Breakthrough Devices Program.

Clinical Studies

When FDA clearance or approval of a Class I, Class II or Class III device requires human clinical trials, and if the device presents a “significant risk” to human health, the device sponsor is required to file an IDE application with the FDA and obtain IDE approval prior to commencing the human clinical trial. If the device is considered a “non-significant risk,” IDE submission to FDA is not required. Instead, only approval from the Institutional Review Board overseeing the investigation at each clinical trial site is required. Human clinical studies are generally required in connection with approval of Class III devices and may be required for Class I and II devices. The FDA or the Institutional Review Board at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the United States.

Continuing Regulation

After a device is placed on the market, numerous regulatory requirements apply. These include:

•	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

•

QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared or unapproved “off-label” uses;

•	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;

•	approval of product modifications that affect the safety or effectiveness of one of our approved devices;

•

medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

•	regulations pertaining to voluntary recalls; and

•	notices of corrections or removals.

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved or uncleared use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved or uncleared use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of the products would be impaired.

Furthermore, our products could be subject to voluntary recall if we or the FDA determine, for any reason, that our products pose a risk of injury or are otherwise defective. Moreover, the FDA can order a mandatory recall if there is a reasonable probability that our product would cause serious adverse health consequences or death.

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions including, but not limited to:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications for repair, replacement, refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or PMA approval of new products or modified products;

•	withdrawing 510(k) clearances or PMA approvals that have already been granted;

•	refusal to grant export approval for our products; or

•	criminal prosecution.

International

International sales are subject to regulatory requirements in the countries in which our products may be sold. The regulatory review process varies from country to country and may in some cases require the submission of clinical data. We are not currently actively pursuing approval of our product outside of the United States.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully read and consider all of the risks described below, together with all of the other information contained or referred to in this report, before making an investment decision with respect to our common stock. If any of the following events occur, our financial condition, business and results of operations (including cash flows) may be materially adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

The near-term effects of the recent COVID-19 pandemic are known, as they adversely affected our business. Some longer term effects, such as supply chain issues and inflation, are becoming known and may adversely affect our business, results of operations, financial condition, liquidity and cash flow.

On January 30, 2020, the World Health Organization announced a global health emergency caused by a new strain of the coronavirus, or COVID-19, and advised of the risks to the international community as the virus spread globally. In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The spread of COVID-19 caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. Over time, the incidence of COVID-19 and its variants has diminished although periodic spikes in incidence occur. Consequently, restrictions imposed by various governmental health organizations may change over time. Several states have lifted restrictions only to reimpose such restrictions as the number of cases rise and new variants arise.

Over the past two years, the impact of COVID-19 has had adverse effects on our business by slowing down our ability to work with third parties outside of Seattle on testing and validation. We have witnessed supply chain related delays and increasing costs due to inflation.  It is difficult to predict what other adverse effects, if any, COVID-19 and related matters can have on our business, or against the various aspects of same.

We may experience long-term disruptions to our operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic and the presence of new variants of COVID-19; and closures of businesses or manufacturing facilities critical to its business or supply chains. We are actively monitoring, and will continue to actively monitor, the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry and workforce.

We are subject to general securities market uncertainties resulting from the COVID-19 pandemic and geo-political and economic considerations.

National securities markets in the United States and worldwide have undergone unprecedented stress in recent years due to, among other things, uncertainties surrounding the COVID-19 pandemic, uncertainties surrounding the military conflict in Ukraine, uncertainties regarding the economy and increasing inflation, and the resulting reactions and outcomes of governments, businesses and the general population. These uncertainties have resulted in declines in all market sectors and governmental actions to support the markets. As a result, until these matters have stabilized, the markets may not be available to us for purposes of raising required capital. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible, we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and/or scope of our operations.

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

We have cash and cash equivalents of $12,593,692 and net working capital of approximately $11,040,123 (exclusive of convertible notes payable) as of September 30, 2022. We anticipate that we will record losses from operations for the foreseeable future. We believe that we have enough available cash to operate until December 31, 2023. As of September 30, 2022, our accumulated deficit was $101,397,738. We intend to seek additional cash via equity and debt offerings.

On September 20, 2022, we completed a public offering of our common stock pursuant to which we sold 4,140,000 shares of common stock, at a purchase price of $2.00 per share, for total gross proceeds of $8,280,000. After deducting underwriting commissions and other offering expenses, we received net proceeds of $7,424,679.

The proceeds of warrants currently outstanding, which could be exercised on a cash basis, may generate potential proceeds of up to $15,694,288. We cannot provide assurance that any of these warrants will be exercised.

As of September 30, 2022, we owed approximately $2,550,484 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

We owe $2,550,066 under various convertible promissory notes as of September 30, 2022 including $1,184,044 owed to entities controlled by Ronald P. Erickson, our Chairman. Mr. Erickson and/or entities with which he is affiliated also have accounts payable and accrued liabilities $295,418 of as of September 30, 2022 related to accrued compensation, accrued interest and expenses. We may need additional financing, to service and/or repay these debt obligations. If we raise additional capital through borrowing or other debt financing, we may incur substantial interest expense. If and when we raise more equity capital in the future, it will result in substantial dilution to our current stockholders.

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have experienced net losses since inception. As of September 30, 2022, we had an accumulated deficit of $101,397,738 and net losses in the amount of $20,071,244 and $25,360,213 for the years ended September 30, 2022 and 2021, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our businesses have produced minimal revenues and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

Our subsidiaries have limited operating histories.

Particle was incorporated April 30, 2020, and to date has engaged in activities consisting primarily of research and development on threaded light bulbs that have a warm white light that can inactivate germs, including bacteria and viruses. On May 21, 2020, we entered into an intercompany patent license agreement with Particle pursuant to which Particle received an exclusive non-transferrable license to use certain of our patents and trademarks.  In exchange for this license, we will receive: (i) a one-time fee of $250,000 upon a successful financing of Particle, and (ii) a quarterly royalty payment equal to the greater of 5% of the gross sales, net of returns, from Particle and $5,000. As of September 30, 2022, the operations of Particle have not generated any sales. The first product, the Particle bulb, can be used in households, businesses, and other facilities to inactivate bacteria and viruses. Through internal preliminary testing, Particle personnel have confirmed the Particle bulb’s efficacy in inactivating common germs such as E. coli and Staphylococcus. Final study results from Texas Biomedical Research Institute indicate that the Particle bulb has the ability to inactivate SARS-CoV-2, the virus that causes COVID-19 and, most recently, the Alpha and Delta variants of the COVID-19 virus.

To date, we have generated no revenue from Particle and we may not generate revenues in the near future while products are being developed. We believe that Particle’s commercialization success is dependent upon its ability to develop successful products to take to market. In addition, once developed, demand for its products may not materialize, or increase as quickly as planned, and we may therefore be unable to increase our revenue levels as expected. Even if Particle succeeds in introducing its technology and related products to its target markets, it may not be able to generate sufficient revenue to achieve or sustain profitability. The Particle team is working on certification, labeling, product manufacturing and related go-to-market requirements as well as business development activities related to interest from potential strategic and channel partners in both consumer and business applications in the global marketplace. These efforts may not be successful which would adversely impact the sustainability of Particle.

AI Mind was incorporated on September 17, 2021. It generated its first revenues during the first quarter of fiscal 2022 from its initial commercialization efforts related to the generation of NFT’s. There can be no assurance that it will continue to generate revenues nor be successful in continuing its marketing of parent company assets.  These assets rely on fundamental trade secrets which at this time are proprietary yet not protected by any pending patents. It may not be possible to protect these trade secrets which would impact the ability of AI Mind to continue to generate revenues.

We are dependent on key personnel.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace, including Ronald P. Erickson, our Chairman, and Phil Bosua, our Chief Executive Officer.  We maintain key person life insurance for Mr. Bosua. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations, and the ability of all personnel to work together effectively as a team. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations. Our success also depends on our continued ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, manufacturing, administrative and sales and marketing personnel. Competition for these individuals is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in recruiting and retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new products and adversely impact our relationships with existing and future customers. The inability to attract and retain necessary technical, managerial, manufacturing, administrative and sales and marketing personnel could harm our ability to obtain new customers and develop new products and could adversely affect our business and operating results.

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

We rely on a combination of patent, trademark, and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. Obtaining and maintaining a strong patent position is important to our business. Patent law relating to the scope of claims in the technology fields in which we operate is complex and uncertain, so we cannot be assured that we will be able to obtain or maintain patent rights, or that the patent rights we may obtain will be valuable, provide an effective barrier to competitors or otherwise provide competitive advantages. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions or demonstrate that we did not derive our invention from another, we may have to participate in interference or derivation proceedings in the United States Patent and Trademark Office or in court that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot be assured our patent applications will prevail over those filed by others. Also, our intellectual property rights may be subject to other challenges by third parties. Patents we obtain could be challenged in litigation or in administrative proceedings such as ex parte reexam, inter parties review, or post grant review in the United States or opposition proceedings in Europe or other jurisdictions.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may receive notices that claim we have infringed upon the intellectual property of others. Even if these claims are not valid, they could subject us to significant costs. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert our attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. We have not been engaged in litigation but litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. A successful claim of intellectual property infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results.

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

Sales of our products internationally are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the U.S. Complying with international regulatory requirements can be an expensive and time-consuming process, and marketing approval or clearance is not certain. The time required to obtain clearances or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. We may rely on third-party distributors to obtain regulatory clearances and approvals required in other countries, and these distributors may be unable to obtain or maintain such clearances or approvals. Our distributors may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or clearances, which could increase the difficulty of attracting and retaining qualified distributors. If our distributors experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the U.S., or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all.

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

Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, expose us to liability under consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.

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

We must comply with corporate governance requirements under the Sarbanes-Oxley Act of 2002 and the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, as well as additional rules and regulations currently in place and that may be subsequently adopted by the Securities and Exchange Commission, or the SEC, and the Public Company Accounting Oversight Board. These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future. The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial.

We cannot assure you that we will be able to fully comply with these laws, rules, and regulations that address corporate governance, internal control reporting, and similar matters in the future. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

Risks Related to Ownership of Our Common Stock

We may not be able to maintain a listing of our common stock on NYSE American.

Our common stock is currently listed on NYSE American. We must meet certain financial and liquidity criteria to maintain the listing of our common stock on NYSE American. If we fail to meet any listing standards or if we violate any listing requirements, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from NYSE American may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

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

As of September 30, 2022, we had 48,156,062 shares of common stock issued and outstanding. As of September 30, 2022, there were options outstanding for the purchase of 20,792,370 common shares (including unearned stock option grants totaling 9,704,620 shares related to performance targets), warrants for the purchase of 21,786,313 common shares, and 8,108,356 shares of our common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, we currently have 9,020,264 common shares at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,255,066. All of which could potentially dilute future earnings per share but are excluded from the September 30, 2022, calculation of net loss per share because their impact is antidilutive.

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

Future capital raises or other issuances of equity or debt securities may dilute our existing stockholders’ ownership and/or have other adverse effects on our operations.

Pursuant to our articles of incorporation, we are authorized to issue 200,000,000 shares of common stock. To the extent that common stock is available for issuance, subject to compliance with applicable stock exchange listing rules, our board of directors has the ability to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of any additional shares could, among other things, result in substantial dilution of the percentage ownership of our stockholders at the time of issuance, result in substantial dilution of our earnings per share and adversely affect the prevailing market price for our common stock.

Pursuant to our articles of incorporation, we are also authorized to issue 5,000,000 shares of blank check preferred stock. Any preferred stock that we issue in the future may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of our common stock to current stockholders and could adversely affect the market price, if any, of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

In the future, we may also attempt to increase our capital resources by offering debt securities. These debt securities would have rights senior to those of our common stock and the terms of the debt securities issued could impose significant restrictions on our operations, including liens on our assets.

Because our decision to issue securities or incur debt in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financing. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk of our future offerings reducing the value of your shares and diluting your interest in us.

The exercise prices of certain warrants, and the conversion prices of our outstanding convertible notes payable and our preferred stock may require further adjustment.

If in the future, if we sell our common stock at a price below $0.25 per share, the conversion price of our outstanding shares of series C convertible preferred stock and series D convertible preferred stock would adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of the convertible promissory notes referred to above and the exercise price of certain outstanding warrants to purchase 10,154,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,439,707 would adjust below $1.20 per share and warrants totaling 4,465,294 would adjust below $2.40 per share, in each case pursuant to the documents governing such instruments.

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

Any trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our common stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our common stock, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our common stock could be negatively affected.

If our securities become subject to the penny stock rules, it would become more difficult to trade our common stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on NYSE American or another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Corporate Offices

On April 13, 2017, we leased our executive office located at 500 Union Street, Suite 810, Seattle, Washington, USA, 98101. We lease 943 square feet and the current net monthly payment is $3,334. The monthly payment increases approximately 3% each year and the lease expired on May 31, 2022. On October 31, 2021, we extended the lease from June 1, 2022 to May 31, 2023 at $2,986 per month.

Lab Facilities and Executive Offices

On May 18, 2021, we entered into a lease for its lab facilities located at 914 E Pine Street, Suite 212, Seattle, WA 98122 and leased 2,642 square feet. The net monthly lease payment was $8,697 and increases by 3% annually. The lease expires on June 30, 2024. The lease can be extended for one additional three year term.

On October 11, 2021, we entered into the First Amendment of Lease and added 2,485 square feet for $5,000 per month. On September 20, 2022, we entered into the Second Amendment of Lease and added additional space. The expanded space will be utilized for research and testing. The Amendment of Lease expires on December 31, 2023.

On September 22, 2022, we leased lab facilities and executive offices at 58969 Carmelita Circle, Yucca Valley, CA 92284 from Phillip Bosua, our CEO. We lease 1,700 square feet of the total 2,134 square feet of the premises and the current net monthly payment is $7,000. The lease expires September 30, 2023 and can be extended on a month to month basis. We paid $91,500 in rent on September 28, 2022 for the period September 1, 2021 to September 30, 2022.

On November 22, 2022, we leased additional lab facilities at 123 Boylston Ave, Suite C, Seattle, WA 98102. We lease 1,800 square feet and the current net monthly payment is $2,250. The lease expires November 22, 2023.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on NYSE American under the symbol “KNW” on September 16, 2022.

Number of Holders of our Common Shares

As of December 20, 2022, there were approximately 186 stockholders of record of our common stock.  In computing the number of holders of record of our common stock, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the near future. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.  See also Item 1A “Risk Factors—Risks Related Ownership of Our Common Stock— We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.”

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

During the three months ended September 30, 2022, we had the following sales of unregistered sales of equity securities:

We issued 181,738 shares of common stock related to the exercise of warrants and received $44,000.

We issued 17,543 shares related to the exercise of stock option grants and received $13,000.

We issued 14,634 shares to vendors for services which were valued at $2.05 per share.

Authorized Capital Stock

The following description summarizes important terms of the classes of our capital stock as of September 30, 2022. This summary does not purport to be complete and is qualified in its entirety by the provisions of our articles of incorporation as amended, restated and supplemented to date, or our articles of incorporation, and our second amended and restated bylaws, or our bylaws, which have been filed as exhibits to the registration statement of which this prospectus is a part.

Our authorized capital stock currently consists of 205,000,000 shares, consisting of 200,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share, of which 1,785,715 shares have been designated as series C convertible preferred stock, or the series C preferred stock, 1,016,014 shares have been designated as series D convertible preferred stock, or the series D preferred stock, and 500 shares have been designated as series F preferred stock

As of September 30, 2022, there were 48,156,062 shares of common stock, 1,785,715 shares of series C preferred stock and 1,016,014 shares of series D preferred stock issued and outstanding.

Common Stock

Voting Rights. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Under our articles of incorporation and bylaws, any corporate action to be taken by vote of stockholders other than for election of directors shall be authorized by the affirmative vote of the majority of votes cast. Directors are elected by a plurality of votes. Stockholders do not have cumulative voting rights.

Dividend Rights. Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the board of directors out of legally available funds.

Liquidation Rights. In the event of our liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all of our debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then-outstanding shares of preferred stock.

Other Rights. Holders of common stock have no preemptive, conversion or subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock.

Preferred Stock

Our articles of incorporation authorize our board to issue up to 5,000,000 shares of preferred stock in one or more series, to determine the designations and the powers, preferences and rights and the qualifications, limitations and restrictions thereof, including the dividend rights, conversion or exchange rights, voting rights (including the number of votes per share), redemption rights and terms, liquidation preferences, sinking fund provisions and the number of shares constituting the series. Our board of directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of common stock and which could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, a majority of our outstanding voting stock.

Series C Convertible Preferred Stock

Ranking. With respect to dividend rights and rights on liquidation, winding up and dissolution, our series C preferred stock ranks senior to our common stock.

Voting Rights. Each holder of series C preferred stock shall have the right to cast one vote per share of our common stock that would be issuable to such holder upon the conversion of all the shares of series C preferred stock and shall be entitled to notice of any stockholders’ meeting in accordance with our bylaws and are entitled to vote upon such matters and in such manner as may be provided by law. The holders of the series C preferred stock and common stock shall vote together as a single class on all matters.

Liquidation Rights. Upon any liquidation, dissolution or winding-up of our company, whether voluntary or involuntary, after the satisfaction in full of the debts of our company and the payment of any liquidation preference owed to the holders of any securities senior to the series C preferred stock, the holders of our series C preferred stock shall participate pari passu with the holders of our common stock (on an as-converted basis) in the net assets of our company. Neither the consolidation nor merger of our company into or with any other entity or entities nor the consolidation or merger of any entity or entities into our company shall be deemed to be a liquidation, but the sale, lease or conveyance of all or substantially all our assets shall be deemed a liquidation.

Dividend Rights. Each outstanding share of series C preferred stock will accrue cumulative dividends at a rate equal to 8.0% per annum of the series C preferred stock stated value, $0.70, subject to adjustment as provided in the series C preferred stock certificate of designation. Dividends will be payable with respect to any shares of series C preferred stock upon any of the following: (a) upon conversion of such shares in accordance with the provisions of the Series C preferred stock certificate of designation and (b) when, as and if otherwise declared by our board of directors. In the event that we shall at any time pay a dividend on our common stock (other than a dividend payable solely in shares of our common stock) or any other class or series of our capital stock, we shall, at the same time, pay to each holder of series C preferred stock a dividend equal to the dividend that would have been payable to such holder if the shares of series C preferred stock held by such holder had been converted into our common stock on the date of determination of holders of our common stock entitled to receive such dividends without regard to the limitations set forth in the series C preferred stock certificate of designation.

Voluntary Conversion Rights. Each holder of any shares of series C preferred stock shall have the right, at its option at any time, to convert any such shares of series C preferred stock into such number of fully paid and nonassessable whole shares of our common stock as is obtained by multiplying the number of shares of series C preferred stock to be converted by $0.70, the series C preferred stock stated value, and dividing the result by $0.25, which conversion price may be adjusted in accordance with the terms of the series C preferred stock certificate of designation, which, among other things, provides for a full ratchet anti-dilution adjustment.

Mandatory Conversion Rights. We may also require, upon notice, the conversion of any or all shares of the series C preferred stock into our common stock provided that (i) the shares of our common stock into which the series C preferred stock would convert are eligible to be sold without restriction pursuant to Rule 144 or a registration statement registering the such shares for resale has been declared effective by the SEC and (ii) our common stock has been approved for listing on the Nasdaq Capital Market or the New York Stock Exchange.

Conversion Limitation: We shall not effect a conversion of the series C preferred stock, whether voluntary or mandatory, and the holder of any shares of series C preferred stock shall not have the right to voluntarily convert its shares of series C preferred stock, to the extent that after giving effect to such exercise, such person (together with such person’s affiliates) would beneficially own in excess of 4.99% of the shares of our common stock outstanding immediately after giving effect to such conversion.

Other Rights. Holders of series C preferred stock have no preemptive or subscription rights and there are no redemption or sinking fund provisions applicable to the series C preferred stock. The rights, preferences and privileges of the holders of series C preferred stock are subject to, and may be adversely affected by, the rights of the holders of shares of any other series of preferred stock.

Series D Convertible Preferred Stock

Ranking. With respect to dividend rights and rights on liquidation, winding up and dissolution, our series D preferred stock ranks senior to our common stock but junior to our series C preferred stock.

Voting Rights. Each holder of series D preferred stock shall have the right to cast one vote per share of our common stock that would be issuable to such holder upon the conversion of all the shares of series D preferred stock and shall be entitled to notice of any stockholders’ meeting in accordance with our bylaws and are entitled to vote upon such matters and in such manner as may be provided by law. The holders of the series D preferred stock and common stock shall vote together as a single class on all matters.

Liquidation Rights. Upon any liquidation, dissolution or winding-up of our company, whether voluntary or involuntary, after the satisfaction in full of the debts of our company and the payment of any liquidation preference owed to the holders of any securities senior to the series D preferred stock, the holders of our series D preferred stock shall participate in the distribution of the net assets of our company on a basis senior to the holders of our common stock and to the holders of any other series of preferred stock created after the series D preferred stock. Neither the consolidation nor merger of our company into or with any other entity or entities nor the consolidation or merger of any entity or entities into our company shall be deemed to be a liquidation, but the sale, lease or conveyance of all or substantially all our company’s assets shall be deemed a liquidation.

Dividend Rights. Each outstanding share of series D preferred stock will accrue cumulative dividends at a rate equal to 8.0% per annum of the series D preferred stock stated value, $0.70, subject to adjustment as provided in the series D preferred stock certificate of designation. Dividends will be payable with respect to any shares of series D preferred stock upon any of the following: (a) upon conversion of such shares in accordance with the provisions of the series D preferred stock certificate of designation and (b) when, as and if otherwise declared by our board of directors. In the event that we shall at any time pay a dividend on our common stock (other than a dividend payable solely in shares of our common stock) or any other class or series of our capital stock, we shall, at the same time, pay to each holder of series D preferred stock a dividend equal to the dividend that would have been payable to such holder if the shares of series D preferred stock held by such holder had been converted into our common stock on the date of determination of holders of our common stock entitled to receive such dividends without regard to the limitations set forth in the series D preferred stock certificate of designation.

Voluntary Conversion Rights. Each holder of any shares of series D preferred stock shall have the right, at its option at any time, to convert any such shares of series D preferred stock into such number of fully paid and nonassessable whole shares of our common stock as is obtained by multiplying the number of shares of series D preferred stock to be converted by $0.70, the series D preferred stock stated value, and dividing the result by $0.25, which conversion price may be adjusted in accordance with the terms of the series D preferred stock certificate of designation, which, among other things, provides for a full ratchet anti-dilution adjustment.

Mandatory Conversion Rights. The series D preferred stock will automatically convert upon (i) the listing of our common stock on the Nasdaq, the New York Stock Exchange, or the NYSE American market; (ii) the shares of our common stock into which the series D preferred stock would convert are eligible to be sold without restriction pursuant to Rule 144 or a registration statement registering the series D conversion shares for resale has been declared effective by the SEC and remains effective at the time of conversion; and (iii) the average Weighted Average Price (as defined in the series D certificate of designation) of our common stock is at least three (3) times the series D conversion price then in effect for 20 consecutive trading days with average daily trading volume during such period, as reported by Bloomberg, equal to or greater than $200,000.

Conversion Limitation: We shall not effect a conversion of the series D preferred stock, whether voluntary or mandatory, and the holder of any shares of series D preferred stock shall not have the right to voluntarily convert its shares of series D preferred stock, to the extent that after giving effect to such exercise, such person (together with such person’s affiliates) would beneficially own in excess of 4.99% of the shares of our common stock outstanding immediately after giving effect to such conversion.

Other Rights. Holders of series D preferred stock have no preemptive or subscription rights and there are no redemption or sinking fund provisions applicable to the series D preferred stock. The rights, preferences and privileges of the holders of series D preferred stock are subject to, and may be adversely affected by, the rights of the holders of shares of any other series of preferred stock.

Series F Preferred Stock

Issuing Restrictions. Shares of series F preferred stock may only be issued to and held of record by members of our board of directors as of August 1, 2018, the date the certificate of designation for the series F preferred stock was filed with the Secretary of State of the State of Nevada.

Voting Rights. For so long as any shares of the series F preferred stock remain issued and outstanding, the holders thereof, voting separately as a class, will not have any right to vote unless and until a Trigger Event occurs (as defined below). Upon a Trigger Event, and for so long as any shares of the series F preferred stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters at a rate equal to 100,000 shares of our common stock per share of our series F preferred stock. For example, if all 500 shares of our series F preferred stock are outstanding, the vote of the holders of our series F preferred stock will be equal to fifty million (50,000,000) shares of common stock.

Trigger Event. At any time prior to the Explosion Date (defined below), the following events shall constitute a Trigger Event:

(a)	a bid offer is directed to us to purchase the Company which is rejected by our board of directors;

(b)	a tender offer to purchase our shareholders’ shares at cost or at a premium to the then-current market price;

(c)

a proxy vote is called by any shareholder with a proposed vote which would result in: (i) the removal or replacement of any of our then-current directors or series F preferred stockholders, or (ii) the acquisition of another entity, the acquisition of our company or substantially all our assets by another entity, or a share exchange or merger with another entity; or

(d)

a single shareholder or group of shareholders suspected to be working in concert acquires more than 23% of our outstanding common stock; or, any current shareholder already owning shares of our common or preferred stock with aggregate voting power in excess of 23% of the outstanding stock, acquires an additional 10% of our outstanding common stock.

Explosion Date. The series F preferred stock will remain issued and outstanding until the date which is 731 days after the date of issuance of the series F preferred stock by our board of directors to the members of our board of directors entitled to hold the series F preferred stock, which date we refer to as the Explosion Date, unless such date is extended as the result of a Trigger Event extension (as described below). Upon the Explosion Date, the shares of series F preferred stock then outstanding will automatically be cancelled and returned to treasury without any action required by the holders thereof or our board of directors.

Trigger Date Extension. Upon the occurrence of a Trigger Event, the Explosion Date will be extended by 183 days. If no Trigger Event has occurred, there shall be no extensions of the Explosion Date.

Transferability. Upon a termination or resignation from our board of directors of any holder of our series F preferred stock, the shares of our series F preferred stock held by such person will automatically be transferred and assigned pro-rata to the remaining members of our board of directors then eligible to hold shares of our series F preferred stock without any consent or approval being required from the holder.

Protective Provisions. Subject to the rights of other series of our preferred stock which may from time to time come into existence, so long as any shares of series F preferred stock are outstanding, we shall not without first obtaining the approval of the holders of at least 80% of the then outstanding shares of series F preferred stock, voting together as a class, except as otherwise provided for in the series F preferred stock certificate of designation:

(a)	increase or decrease the total number of authorized shares of series F preferred stock;

(b)	effect an exchange, reclassification, or cancellation of all or a part of the series F preferred stock, excluding a reverse stock split or forward stock split;

(c)	effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of series F preferred stock; or

(d)

amend, alter or repeal any provision of our articles of incorporation or bylaws so as to adversely affect the designations, preferences, limitations and relative rights of the series F preferred stock or otherwise alter or change the rights, preferences or privileges of the shares of series F preferred stock so as to affect adversely the shares of such series, including the rights set forth in the series F preferred stock certificate of designation.

Other Rights. Holders of series F preferred stock have no liquidation, dividend, conversion, preemptive or subscription rights and there are no redemption or sinking fund provisions applicable to the series F preferred stock. The rights, preferences and privileges of the holders of series F preferred stock are subject to, and may be adversely affected by, the rights of the holders of shares of any other series of preferred stock.

Equity Incentive Plan

As of September 30, 2022, we have issued stock options for the purchase of  20,792,370 shares of common stock at a weighted average price of $1.618. The expiration dates of these stock options range from now to September 20, 2027. There are unearned stock option grants totaling 9,704,620 shares related to performance targets.

Warrants to Purchase Common Stock

As of September 30, 2022, we have issued warrants for the purchase of  21,786,313  shares of common stock at a weighted average exercise price of $1.029. The expiration dates of these warrants range from December 2022 to September 26, 2027.

Convertible Promissory Notes

We owe Clayton A. Struve $1,071,000 under convertible promissory at 10% or OID notes. We recorded accrued interest of $86,562 and $79,062 as of September 30, 2022 and September 30, 2021, respectively. On December 7, 2022, we signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2023.

On March 16, 2018, we entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of our  common stock for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. We recorded accrued interest of $287,290 and $216,246 as of September 30, 2022 and 2021, respectively. On December 7, 2022, we approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to January 30, 2023.

Securities Subject to Price Adjustments

If in the future, if we sell our common stock at a price below $0.25 per share, the conversion price of our outstanding shares of series C convertible preferred stock and series D convertible preferred stock would adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of the convertible promissory notes referred to above and the exercise price of certain outstanding warrants to purchase 10,154,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,439,707 would adjust below $1.20 per share and warrants totaling 4,465,294 would adjust below $2.40 per share, in each case pursuant to the documents governing such instruments.

Anti-takeover Provisions

Provisions of the Nevada Revised Statutes, our articles of incorporation and our bylaws could have the effect of delaying or preventing a third-party from acquiring us, even if the acquisition would benefit our stockholders. Such provisions of the Nevada Revised Statutes, our articles of incorporation and our bylaws are intended to enhance the likelihood of continuity and stability in the composition of our board of directors and in the policies formulated by the board of directors and to discourage certain types of transactions that may involve an actual or threatened change of control of our company. These provisions are designed to reduce our vulnerability to an unsolicited proposal for a takeover that does not contemplate the acquisition of all of our outstanding shares, or an unsolicited proposal for the restructuring or sale of all or part of our company.

Nevada Anti-Takeover Statutes

Pursuant to our articles of incorporation, we have elected not to be governed by the terms and provisions of Nevada’s control share acquisition laws (Nevada Revised Statutes 78.378 - 78.3793), which prohibit an acquirer, under certain circumstances, from voting shares of a corporation’s stock after crossing specific threshold ownership percentages, unless the acquirer obtains the approval of the issuing corporation’s stockholders. The first such threshold is the acquisition of at least one-fifth but less than one-third of the outstanding voting power.

Pursuant to our articles of incorporation, we have also elected not to be governed by the terms and provisions of Nevada’s combination with interested stockholders statute (Nevada Revised Statutes 78.411 - 78.444) which prohibits an “interested stockholder” from entering into a “combination” with the corporation, unless certain conditions are met. An “interested stockholder” is a person who, together with affiliates and associates, beneficially owns (or within the prior two years, did beneficially own) 10 percent or more of the corporation’s voting stock, or otherwise has the ability to influence or control such corporation’s management or policies.

Bylaws

In addition, various provisions of our bylaws may also have an anti-takeover effect. These provisions may delay, defer or prevent a tender offer or takeover attempt of the company that a stockholder might consider in his or her best interest, including attempts that might result in a premium over the market price for the shares held by our stockholders. Our bylaws may be adopted, amended or repealed by the affirmative vote of the holders of at least a majority of our outstanding shares of capital stock entitled to vote for the election of directors, and except as provided by Nevada law, our board of directors shall have the power to adopt, amend or repeal the bylaws by a vote of not less than a majority of our directors. Any bylaw provision adopted by the board of directors may be amended or repealed by the holders of a majority of the outstanding shares of capital stock entitled to vote for the election of directors. Our bylaws also contain limitations as to who may call special meetings as well as require advance notice of stockholder matters to be brought at a meeting. Additionally, our bylaws also provide that no director may be removed by less than a two-thirds vote of the issued and outstanding shares entitled to vote on the removal. Our bylaws also permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships. These provisions will prevent a stockholder from increasing the size of our board of directors and gaining control of our board of directors by filling the resulting vacancies with its own nominees.

Our bylaws establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the board of directors. Stockholders at an annual meeting will only be able to consider proposals or nominations specified in the notice of meeting or brought before the meeting by or at the direction of the board of directors or by a stockholder who was a stockholder of record on the record date for the meeting, who is entitled to vote at the meeting and who has given us timely written notice, in proper form, of the stockholder’s intention to bring that business before the meeting. Although our bylaws do not give the board of directors the power to approve or disapprove stockholder nominations of candidates or proposals regarding other business to be conducted at a special or annual meeting, our bylaws may have the effect of precluding the conduct of certain business at a meeting if the proper procedures are not followed or may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect its own slate of directors or otherwise attempting to obtain control of our company.

Authorized but Unissued Shares

Our authorized but unissued shares of common stock are available for our board of directors to issue without stockholder approval, subject to NYSE American rules. We may use these additional shares for a variety of corporate purposes, including raising additional capital, corporate acquisitions and employee stock plans. The existence of our authorized but unissued shares of common stock could render it more difficult or discourage an attempt to obtain control of the company by means of a proxy context, tender offer, merger or other transaction since our board of directors can issue large amounts of capital stock as part of a defense to a take-over challenge. In addition, we have authorized in our articles of incorporation 5,000,000 shares of preferred stock, of which 1,785,715 shares of series C convertible preferred stock and 1,016,014 shares of series D convertible preferred stock are currently designated and outstanding. Our board of directors, acting alone and without approval of our stockholders, can designate and issue one or more series of preferred stock containing super-voting provisions, enhanced economic rights, rights to elect directors, or other dilutive features, that could be utilized as part of a defense to a take-over challenge. We have designated 500 shares of series F preferred stock that contain super-majority voting rights. No shares of our designated series F preferred stock are currently outstanding.

Cumulative Voting

Neither the holders of our common stock nor the holders of our preferred stock have cumulative voting rights in the election of our directors. The combination of the present ownership by a few stockholders of a significant portion of our issued and outstanding common stock and lack of cumulative voting makes it more difficult for other stockholders to replace our board of directors or for a third party to obtain control of our company by replacing our board of directors.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock trades on the NYSE American under the symbol “KNW”.  Trades in our common stock may be subject to Rule 15g-9 of the Exchange Act, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

Period Ended	High	Low
Year Ending September 30, 2023
Through December 16, 2022	$2.02	$1.03

Year Ending September 30, 2022
September 30, 2022	$3.44	$1.85
June 30, 2022	$2.71	$1.36
March 31, 2022	$2.19	$1.22
December 31, 2021	$2.60	$1.48

Year Ending September 30, 2021
September 30, 2021	$3.95	$2.06
June 30, 2021	$4.24	$1.70
March 31, 2021	$4.61	$1.60
December 31, 2020	$2.95	$1.10

As of December 16, 2022, the high and low sales price of our common stock was $1.03 per share and $1.45 per share, respectively. As of December 20, 2022, we had 48,157,937 shares of common stock issued and outstanding, held by 186 stockholders of record. This number does not include approximately 3,600 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Transfer Agent and Registrar

We have appointed American Stock Transfer & Trust Company located at 6201 15th Avenue, Brooklyn, New York 11219, telephone number is (800) 937-5449, as the transfer agent for our common stock.

ITEM 6.

Summary Financial Information

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended September 30, 2022 through September 30, 2017. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report and prior 10-K filings, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands)

	Years Ended September 30,
	2022	2021	2020	2019	2017

STATEMENT OF OPERATIONS DATA:
Net revenue	$4,360	$-	$122	$1,805	$4,874
Cost of goods sold	-	-	70	1,378	3,966
Gross profit	4,360	-	52	427	908
Research and development expenses	5,386	3,970	2,034	1,258	79
General and administrative expenses	8,118	6,476	4,844	4,182	3,088
Selling and transactional costs for digital assets	3,430	-	-	-	-
Impairment of goodwill	-	-	-	-	984
Total research and development and operating expenses	16,934	10,446	6,878	5,440	4,151
Operating loss	(12,574)	(10,446)	(6,826)	(5,013)	(3,243)
Other income (expense)	(7,497)	(14,914)	(6,737)	(2,599)	(658)
Net loss before income taxes	(20,071)	(25,360)	(13,563)	(7,612)	(3,901)
Income tax expense	-	-	-	-	-
Net loss	$(20,071)	$(25,360)	$(13,563)	$(7,612)	$(3,901)
Net loss per share	$(0.50)	$(0.86)	$(0.62)	$(0.42)	$(1.01)
Weighted average number of shares	40,370,473	29,370,596	21,791,058	18,053,848	3,844,840

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are focused on the development and commercialization of proprietary biosensor technologies which, when paired with our AI deep learning platform, are capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify and measure the unique “signature” of said materials or analytes. We call this our “Bio-RFID” technology platform, when pertaining to radio and microwave spectroscopy, and our “ChromaID” technology platform, when pertaining to optical spectroscopy.  The data obtained with our biosensor technology is analyzed with our trade secret algorithms which are driven by our AI deep learning platform.

ChromaID is the first technology developed and patented by our company. For the past several years, we have focused on extensions and new patentable inventions that are derived from and extend beyond our ChromaID technology and intellectual property. The rapid advances made with our Bio-RFID technology in our laboratory have caused us to move quickly into the commercialization phase of our company as we work to create revenue generating products for the marketplace. Today, the primary focus of our company is on our Bio-RFID technology and our commercialization and development of related patent assets. Through our wholly owned subsidiaries, we work to exploit additional opportunities and markets that our broad intellectual property and trade secret portfolio addresses.

On April 30, 2020, we incorporated our wholly owned subsidiary, Particle. Particle is focused on the development and commercialization of our extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains our company’s singular focus. Since incorporation, Particle has engaged in research and development activities on threaded light bulbs that have a warm white light and can inactivate germs, including bacteria and viruses. Particle is now looking for partners to take this product to market.

On September 17, 2021 we incorporated our wholly owned subsidiary, AI Mind, for the purpose of identifying and capitalizing on market opportunities for our AI deep learning platform. The first activity undertaken by AI Mind was the creation of graphical images expressed as NFTs utilizing the AI deep learning platform. During the year ended September 30, 2022, AI Mind began generating revenue from digital asset sales of NFT’s and had sales of $4,360,087.

Recent Developments

NYSE Listing

Out common stock began trading on the NYSE under the symbol KNW on September 16, 2022 following the pricing (and the entering into the Underwriting Agreement) of the Offering, discussed below.

Underwriting Agreement

On September 15, 2022, we entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC, as representative (the “Representative”) of the underwriters named on Schedule 1 thereto (the “Underwriters”), relating to our public offering of common stock (the “Offering”). Pursuant to the Underwriting Agreement, we agreed to sell 3,600,000 shares of common stock to the Underwriters, at a purchase price per share of $1.86 (the offering price to the public of $2.00 per share minus the Underwriters’ discount), and also granted to the Underwriters a 45-day option to purchase up to 540,000 additional shares, solely to cover over-allotments, if any, at the public offering price less the underwriting discounts, pursuant to our registration statement on Form S-1 (File No. 333-266423) under the Securities Act of 1933, as amended (the “Securities Act”), and our registration statement on Form S-1MEF (File No. 333-267448) filed pursuant to Rule 424(b)(4) under the Securities Act (together, the “Registration Statements”).

On September 20, 2022, we completed a public offering of our common stock pursuant to which we sold 4,140,000 shares of common stock, at a purchase price of $2.00 per share, for total gross proceeds of $8,280,000. After deducting underwriting commissions and other offering expenses, we received net proceeds of $7,424,679.

The Underwriting Agreement includes customary representations, warranties and covenants by the Company. It also provides that we will indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act, or contribute to payments the Underwriters may be required to make because of any of those liabilities.

On September 20, 2022, pursuant to the Underwriting Agreement, we issued a common stock purchase warrant to Boustead Securities, LLC for the purchase of 289,800 shares of common stock at an exercise price of $2.40, subject to adjustment. The Warrant is exercisable at any time and from time to time, in whole or in part, until September 15, 2027 and may be exercised on a cashless basis. The Warrant also includes customary anti-dilution provisions and immediate piggyback registration rights with respect to the registration of the shares underlying the Warrant. The Warrant and the shares of common stock underlying the Warrant were registered as a part of the Registration Statements.

Impact of COVID-19 Pandemic

On January 30, 2020, the World Health Organization announced a global health emergency caused by a new strain of the coronavirus, or COVID-19, and advised of the risks to the international community as the virus spread globally. In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The spread of COVID-19 caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. Over time, the incidence of COVID-19 and its variants has diminished although periodic spikes in incidence occur. Consequently, restrictions imposed by various governmental health organizations may change over time. Several states have lifted restrictions only to reimpose such restrictions as the number of cases rise and new variants arise.

Over the past two years, the impact of COVID-19 has had adverse effects on our business by slowing down our ability to work with third parties outside of Seattle on testing and validation. We have witnessed supply chain related delays and increasing costs due to inflation.  It is difficult to predict what other adverse effects, if any, COVID-19 and related matters can have on our business, or against the various aspects of same.

We may experience long-term disruptions to our operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic and the presence of new variants of COVID-19; and closures of businesses or manufacturing facilities critical to its business or supply chains. We are actively monitoring, and will continue to actively monitor, the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry and workforce. See also “Risk Factors” for more information.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	the ability of our research and development team to produce an FDA clearance quality technology;

•	our ability to recruit and maintain quality personnel with the talent to bring our technology to the market;

•	the production of market ready products which can sustain FDA clearance quality results;

•	the clearance by the FDA after their rigorous clinical trial process of our products for the marketplace;

•	the receptivity of the marketplace and the addressable diabetes community to our new non-invasive glucose monitoring technology; and

•	access to sufficient capital to support us until its products achieve FDA clearance and are accepted in the marketplace.

Segment Reporting

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Our management considers our business to currently consist of three operating segments (i) the development of the Bio-RFID™” and “ChromaID” technologies; (ii) Particle, Inc. technology; and (iii) AI sales of NFT products. Particle commenced operations in the year ended September 30, 2020. AI commenced operations during the year ended September 30, 2022.  For a reporting of the operating results for these three segments for the years ended September 30, 2022,

Results of Operations

The following table sets forth key components of our results of operations during the years ended September 30, 2022 and 2021.

	Years Ended September 30,
	2022	2021	$ Variance	% Variance

Revenue- digital asset sales	$4,360	$-	$4,360	100.0%
Research and development and operating expenses-
Research and development expenses	5,386	3,970	1,416	-35.7%
Selling, general and administrative expenses	8,118	6,476	1,642	-25.4%
Selling and transactional costs for digital assets	3,430	-	3,430	-100.0%
Total research and development and operating expenses	16,934	10,446	6,488	-62.1%
Operating loss	(12,574)	(10,446)	(2,128)	-20.4%
Other income (expense):
Interest expense	(8,019)	(14,914)	6,895	46.2%
Other income	522	-	522	100.0%
Total other (expense), net	(7,497)	(14,914)	7,417	49.7%
Loss before income taxes	(20,071)	(25,360)	5,289	20.9%
Income tax expense	-	-	-	0.0%
Net loss	$(20,071)	$(25,360)	$5,289	20.9%

Revenues. Revenue- digital asset sales for the year ended September 30, 2022 was $4,360,000 as compared to $0 for the year ended September 30, 2021. Our Artificial Intelligence (AI) deep learning platform has generated revenue- digital asset sales of $4,360,000 from Non-Fungible Token (NFT) sales.

Research and Development Expenses. Research and development expenses for the year ended September 30, 2022 increased $1,416,000 to $5,386,000 as compared to $3,970,000 for the year ended September 30, 2021. The increase was due increased personnel, use of consultant and expenditures related to the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 2022 increased $1,642,000 to $8,118,000 as compared to $6,476,000 for the year ended September 30, 2021. The increase primarily was due to (i) an increase of $3,393,000 in stock based compensation; offset by (ii) $1,051,000 in decreased Particle expenses; (iii) decrease in compensation expense of $2,096,000 related to warrants issued for services and (iv) other decreases of $700,000. As part of the selling, general and administrative expenses for the year ended September 30, 2022 and 2021, we recorded $380,000 and $613,000, respectively, of investor relationship expenses and business development expenses.

Selling and Transactional Costs for Digital Asset Sales. Selling and transactional costs for digital asset sales were $3,430,000 for the year ended September 30, 2022. Our Artificial Intelligence (AI) deep learning platform has generated revenue- digital asset sales of $4,360,000 from Non-Fungible Token (NFT) sales. Such costs included digital asset conversion loss, consulting, bonus compensation transaction fees, taxes, royalties and other costs.

Other (Expense), Net. Other expense, net for the year ended September 30, 2022 was $7,497,000 as compared to other expense, net of $14,914,000 for the year ended September 30, 2021. The other expense, net for the year ended September 30, 2022 included (i) interest expense of $8,019,000 related to convertible notes payable and the amortization of the beneficial conversion feature and value of warrants issued; and offset by (ii) other income of $522,00 primarily related to the forgiveness of notes payable- PPP loans and other debt.

The other expense, net for the year ended September 30, 2021 included interest expense related to convertible notes payable and the amortization of the beneficial conversion feature and value of warrants issued. During the year ended September 30, 2020, we  closed  a private placement and received gross proceeds of $14,914,000 in exchange for issuing Subordinated Convertible Notes and Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents.

Net Loss. Net loss for the year ended September 30, 2022 was $20,071,000 as compared to $25,360,000 for the year ended September 30, 2021. The net loss for the year ended September 30, 2022 included non-cash expenses of $12,142,000. The non-cash items include (i) depreciation and amortization of $321,000; (ii) issuance of common stock for services of $183,000; (iii) issuance of common stock warrants for services of $452,000; (iv) stock based compensation- stock options of $4,422,000; (v) amortization of debt discount as interest expense of $7,273,000; (vi) other of $13,000; offset by (vii) gain on debt settlement of $269,000; and (viii) gain on forgiveness of note payable- PPP loans of $253,000.

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

As of September 30, 2022, we had cash and cash equivalents of $12,594,000 and net working capital of approximately $11,040,000 (exclusive of convertible notes payable). We have experienced net losses since inception. As of September 30, 2022, we had an accumulated deficit of $101,398,000 and net losses in the amount of $20,071,000 and $25,360,000 during the years ended September 30, 2022 and 2021, respectively. We incurred non-cash expenses of $12,142,000, and $17,701,000 during the years ended September 30, 2022 and 2021, respectively.

We believe that our cash on hand will be sufficient to fund our operations through December 31, 2023.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the issuance of preferred stock, the sale of common stock and the exercise of warrants.

On September 20, 2022, we completed a public offering of our common stock pursuant to which we sold 4,140,000 shares of common stock, at a purchase price of $2.00 per share, for total gross proceeds of $8,280,000. After deducting underwriting commissions and other offering expenses, we received net proceeds of $7,425,000.

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

The proceeds of warrants currently outstanding, which are not expected to be exercised on a cashless basis, may generate potential proceeds of up to approximately $15,694,000. We cannot provide assurance that any of these warrants will be exercised.

Operating Activities

Net cash used in operating activities for the year ended September 30, 2022 and 2021 was $6,920,000 and $6,851,000, respectively. The net cash used in operating activities for the year ended September 30, 2022 was primarily related to (i) a net loss of $20,071,000; offset by (ii) working capital changes of $1,009,000 related to Our Artificial Intelligence (AI) Deep Learning Platform has generated initial revenue from Non-Fungible Token (NFT) sales and incurred certain expenses; and (iii) non-cash expenses of $12,142,000. The non-cash items include (iv) depreciation and amortization of $321,000; (v) issuance of common stock for services of $183,000; (vi) issuance of common stock warrants for services of $452,000; (vii) stock based compensation- stock options of $4,422,000; (viii) amortization of debt discount as interest expense of $7,273,000; (ix) other of $13,000; offset by (x) gain on debt settlement of $269,000; and (xi) gain on forgiveness of note payable- PPP loans of $253,000.

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

Investing Activities

Net cash used in investing activities for the year ended September 30, 2022 and 2021 was $855,000 and $300,000, respectively. There amounts were primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the year ended September 30, 2022 and 2021 was $8,111,000 and $15,110,000, respectively. The net cash provided by financing activities for the year ended September 30, 2022 was primarily related to (i) proceeds from the issuance of common stock for the exercise of warrants of $838,000; (ii) proceeds from the issuance of common stock for the exercise of stock option grants of $27,000; issuance of common stock for NYSE uplisting, net of expenses of $7,425,000; and offset by the repayment of notes payable- PPP loans of $179,000. On September 20, 2022, we completed a public offering of our common stock pursuant to which we sold 4,140,000 shares of common stock, at a purchase price of $2.00 per share, for total gross proceeds of $8,280,000. After deducting underwriting commissions and other offering expenses, we received net proceeds of $7,425,000.

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

Our contractual cash obligations as of September 30, 2022 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$386,701	$275,332	$111,369	$-	$-
Convertible notes payable	2,255,066	2,255,066	-	-	-
			-	-	-
	$2,641,767	$2,530,398	$111,369	$-	$-

(1)

Convertible notes payable includes $2,255,066 that can be converted into common stock upon demand. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID” technologies. None of the expenditures are contractual obligations as of September 30, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The following discussion relates to critical accounting policies for our company. The preparation of financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue Recognition. We determine revenue recognition from contracts with customers through the following steps:

•	identification of the contract, or contracts, with the customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of the revenue when, or as, our company satisfies a performance obligation.

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. During the year ended September 30, 2022, our artificial intelligence (AI) deep learning platform began generating revenue from digital asset sales of NFT’s. Our engineering team, using its research date, AI and proprietary algorithms, produced NFT’s in the form of digital art. The NFT’s produced had no recorded cost basis.

Digital Asset Sales. Revenue includes sale of NFT’s in the form of digital art generated from our artificial intelligence deep learning platform. We use the NFT exchange, OpenSea, to facilitate the transaction with the customer. Through OpenSea, we have custody and control of the NFT prior to the delivery to the customer and record revenue at the point in time when the NFT is delivered to the customer and the customer pays. We have no obligations for returns, refunds or warranty after the NFT sale. The customer pays in the form of transferring the crypto currency digital asset, Ethereum. The value of the sale is determined based on the value of the Ethereum crypto currency received as consideration. Payment is required before the NFT is delivered. Each NFT that is generated produces a unique identifying code. We also earn a royalty of up to 10%, when an NFT is resold by its owner in a secondary market transaction. We recognize this royalty as revenue when the transaction is consummated, and they receive compensation.

After the sale of the NFT, the Ethereum is converted to US dollars as soon as practically possible. We record the total value of the gross NFT sale in revenue. Costs incurred in connection with the NFT transaction are recorded in the statement of operations as Selling and Transactional Cost of Digital Assets and include costs to outside consultants, estimated employee and CEO special bonus compensation, cost of converting digital assets to cash and estimated sales and use tax.

Research and Development Expenses. Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes. Our current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. We also are actively involved in identifying new applications. Our current internal team along with outside consultants has considerable experience working with the application of our technologies and their applications. We engage third party experts as required to supplement our internal team. We believe that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $5,385,586 and $3,969,972 for the years ended September 30, 2022 and 2021, respectively, on development activities.

Equipment. Equipment consists of machinery, leasehold improvements, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 2-5 years, except for leasehold improvements which are depreciated over 5 years.

Fair Value Measurements and Financial Instruments. ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 – Quoted prices in active markets for identical assets and liabilities;

Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of September 30, 2022 and 2021 are based upon the short-term nature of the assets and liabilities.

We have a money market account which is considered a level 1 asset. The balance as of  September 30, 2022 and 2021 was $11,821,931 and $12,217,714, respectively.

Derivative Financial Instruments. Pursuant to ASC 815 “Derivatives and Hedging”, we evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. We then determine if embedded derivative must be bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, we use a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. We determined that the conversion features for purposes of bifurcation within convertible notes payable were immaterial and there was no derivative liability to be recorded as of September 30, 2022 and 2021.

Stock Based Compensation. We have share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options and warrants to purchase shares of common stock at the fair market value at the time of grant. Stock-based compensation cost to employees is measured by us at the grant date, based on the fair value of the award, over the requisite service period under ASC 718. For options issued to employees, we recognize stock compensation costs utilizing the fair value methodology over the related period of benefit.

Convertible Securities. Based upon ASC 815-15, we have adopted a sequencing approach regarding the application of ASC 815-40 to convertible securities. We will evaluate our contracts based upon the earliest issuance date. In the event partial reclassification of contracts subject to ASC 815-40-25 is necessary, due to our inability to demonstrate we have sufficient shares authorized and unissued, shares will be allocated on the basis of issuance date, with the earliest issuance date receiving first allocation of shares. If a reclassification of an instrument were required, it would result in the instrument issued latest being reclassified first.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2022 that our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended September 30, 2022, we implemented internal control procedures to address the previously identified material weaknesses by hiring a full time CFO and expanded the role of the financial reporting consultant, strengthening internal controls over financial reporting.  Implementation of a full time CFO enhances the Company’s internal control environment, by: (i)  providing sufficient oversight of accounting personnel and  activities related to our internal control over financial reporting;  (ii) providing increased segregation of duties; (iii) implementing and enhancing key controls over financial reporting; and (iv) conducting technical accounting training of key financial and accounting staff members involved in preparation and review of financial reporting and interpretation of technical accounting guidance.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2022.

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

c) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, we implemented internal control procedures to address the previously identified material weaknesses by hiring a full time CFO and expanded the role of the financial reporting consultant, strengthening internal controls over financial reporting. Implementation of a full time CFO enhances the Company’s internal control environment, by: (i) providing sufficient oversight of accounting personnel and activities related to our internal control over financial reporting; (ii) providing increased segregation of duties; (iii) implementing and enhancing key controls over financial reporting; and (iv) conducting technical accounting training of key financial and accounting staff members involved in preparation and review of financial reporting and interpretation of technical accounting guidance.

During the three months ended September 30, 2022, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2022 but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Position
Directors-
Ronald P. Erickson	78	Chairman
Phillip A. Bosua	48	Chief Executive Officer and Director
Peter Conley	67	Chief Financial Officer and SVP Intellectual Property
William A. Owens	82	Director
Jon Pepper	71	Director
Ichiro Takesako	63	Director

Set forth below is information regarding our directors and executive officers as of the date of this report.

Ronald P. Erickson. Mr. Erickson has been a director since April 2003 and was appointed and as Chairman of the Board in February 2015. Mr. Erickson previously served as our Chief Executive Officer from November 2009 to April 2018 and from September 2003 through August 2004. He also previously served as Chairman of the Board from August 2004 until May 2011. A senior executive with more than 30 years of experience in the high technology, telecommunications, micro-computer, and digital media industries, Mr. Erickson was the founder of our company. He is formerly Chairman, CEO and Co-Founder of Blue Frog Media, a mobile media and entertainment company; Chairman and CEO of eCharge Corporation, an Internet-based transaction procession company; Chairman, CEO and Co-founder of GlobalTel Resources, a provider of telecommunications services; Chairman, Interim President and CEO of Egghead Software, Inc., a software reseller where he was an original investor; Chairman and CEO of NBI, Inc.; and Co-founder of MicroRim, Inc., the database software developer. Earlier, Mr. Erickson practiced law in Seattle and worked in public policy in Washington, DC and New York, NY. Additionally, Mr. Erickson has been an angel investor and board member of a number of public and private technology companies. In addition to his business activities, Mr. Erickson was  Chairman and a member of the Board of Trustees of Central Washington University where he received his BA degree from 2010 to 2021. He also holds a MA from the University of Wyoming and a JD from the University of California, Davis. He is licensed to practice law in the State of Washington. Mr. Erickson is our founder and was appointed as a director because of his extensive experience in developing technology companies.

Phillip A. Bosua. Mr. Bosua was appointed a director and Chief Executive Officer of our company in April 2018. Previously, Mr. Bosua served as our Chief Product Officer from August 2017 to April 2018. From September 2012 to February 2015, he was the founder and Chief Executive Officer of LIFX Inc. (where he developed and marketed an innovative “smart” light bulb) and from August 2015 until February 2016 was Vice President Consumer Products at Soraa (which markets specialty LED light bulbs). From February 2016 to July 2017, Mr. Bosua was the founder and CEO of RAAI, Inc. (where he continued the development of his smart lighting technology). From May 2008 to February 2013, he was the Founder and CEO of LimeMouse Apps, a leading developer of applications for the Apple App Store. Mr. Bosua was appointed as a director because of his extensive experience in developing technology companies.

Peter J. Conley. Mr. Conley has served as our Chief Financial Officer and SVP Intellectual Property since May 2022. In addition, Mr. Conley currently serves as Senior Managing Director and Head of Intellectual Property Banking at Boustead Securities, LLC, a position he has held since October 2014, where he provides equity financing and M&A advisory services to small-cap public companies. Prior to that, from 2012 to 2016, Mr. Conley was a cofounder and Chief Operating Officer of ipCreate, a global IP development and innovation services company serving large multinational companies. He also served as managing director of ipCapital Venture Group, where he provided IP strategy and venture advisory services. During his career spanning more than 35 years, Mr. Conley has held leadership roles at MDB Capital Group, The Analytiq Group / RDEX Research, Roth Capital Partners, and Lehman Brothers. He was on the founding team and Head of Equity Capital Markets at E*Offering, the investment bank of E*Trade. Mr. Conley attended the University of Hawaii at Manoa and the University of London, Center for Financial & Management Studies, SOAS.

William A. Owens. Admiral Owens has served as an independent director since May 2018. Since June 2012, Admiral Owens has served as the co- founder and executive chairman of Red Bison Advisory Group, a company which identifies opportunities with proven enterprises in Asia, the Middle East, and the United States and creates dynamic partnerships focusing on natural resources (oil, gas and fertilizer plants), real estate, and information and communication technology. From 2017 to present he serves as the Exec Chair of Red Bison Technology Group. From 2009 to 2017, he was the chairman of the board of CenturyLink Telecom, the third largest telecommunications company in the United States and was on the advisory board of SAP USA from 2012 to 2017. Admiral Owens also serves on the boards of the following private companies: Carillon Technologies, Prism, TruU, JennyCo, Know Labs, Tethr, Red Bison, Axxess, CDAQ, Newsight and Siply. He is also a member of the Council of Foreign Relations. From 2007 to 2015, Admiral Owens was the Chairman and Senior Partner of AEA Investors Asia, a private equity firm located in Hong Kong, and Vice Chairman of the NYSE for Asia. Admiral Owens also served as the Chairman of Eastern Airlines. He has served on over 20 public boards including Daimler, British American Tobacco, Telstra, Nortel Networks, and Polycom. He was the CEO/Chairman of Teledesic LLC, a Bill Gates/Craig McCaw company bringing worldwide broadband through an extensive satellite network and prior, was the President, COO/Vice Chairman of Science Applications International Corporation (SAIC). He has also served on the boards of the non-for-profit organizations Fred Hutchinson Cancer Research Center, Carnegie Corporation of New York, Brookings Institution, and RAND Corporation. Admiral Owens is a four-star US Navy veteran and was Vice Chairman of the Joint Chiefs of Staff, the second-ranking United States military officer with responsibility for reorganizing and restructuring the armed forces in the post- Cold War era. He is widely recognized for bringing commercial high-grade technology into the Department of Defense for military applications. Admiral Owens is a 1962 honor graduate of the United States Naval Academy with a bachelor’s degree in mathematics, bachelor’s and master’s degrees in politics, philosophy and economics from Oxford University, and a master’s degree in management from George Washington University. He has written more than fifty articles on national security and authored the books “China US 2039: the Endgame?”, and “High Seas.” His book, “Lifting the Fog of War,” was published in April 2000 with a revision published in Mandarin in 2009. Admiral Owens has received numerous recognitions and awards: the “Légion d’Honneur” by France, and the highest awards given to foreigners by the countries of Indonesia and Sweden. He was named as one of The 50 Most Powerful People in Networking by Network World, one of the one hundred Best Board Members in the United States for 2011 and again in 2016 awarded by NACD, awarded the David Sarnoff Award for Technology Innovation and the Intrepid Salute Award in recognition of his business achievements and support of important philanthropic activities. Admiral Owens was appointed as a director of Know Labs because of his financials and governance skills.

Jon Pepper. Mr. Pepper has served as an independent director since April 2006. Mr. Pepper founded Pepcom, a company that become the industry leader at producing press-only technology showcase events around the country and internationally, in 1980. He sold his stake in the corporation and retired as a partner at the end of 2018. Prior to that, Mr. Pepper started the DigitalFocus newsletter, a ground-breaking newsletter on digital imaging that was distributed to leading influencers worldwide. Mr. Pepper has been closely involved with the high technology revolution since the beginning of the personal computer era. He was formerly a well-regarded journalist and columnist. His work on technology subjects appeared in The New York Times, Fortune, PC Magazine, Men’s Journal, Working Woman, PC Week, Popular Science and many other well-known publications. Mr. Pepper was educated at Union College in Schenectady, New York and the Royal Academy of Fine Arts in Copenhagen. He continues to be active in non-profit work and private company boards and in 2017 founded Mulberry Tree Films, a non-profit that supports independent high-quality documentary films and funded and produced the acclaimed documentary, “The Gates of Shinto” and is looking into additional projects. Mr. Pepper was appointed as a director because of his marketing skills with technology companies.

Ichiro Takesako. Mr. Takesako has served as a director since December 2012. Mr. Takesako has held executive positions with Sumitomo Precision Products Co., Ltd, or Sumitomo, and its affiliates since 1983. In the past few years, Mr. Takesako has held the following executive position in Sumitomo and its affiliates: in June 2008, he was appointed as General Manager of Sales and Marketing Department of Micro Technology Division; in April 2009, he was appointed as General Manager of Overseas Business Department of Micro Technology Division, in charge of M&A activity of certain business segment and assets of Aviza Technology, Inc.; in July 2010, he was appointed as Executive Director of SPP Process Technology Systems, a 100% owned subsidiary of Sumitomo Precision Products at the time; in August 2011, he was appointed as General Manager, Corporate Strategic Planning Group; in January 2013, he was appointed as Chief Executive Officer of M2M Technologies, Inc., a company invested by Sumitomo Precision products; in April 2013, has was appointed as General Manager of Business Development Department, in parallel of CEO of M2M Technologies, Inc.; in April 2014, he was relieved from General Manager of Business Development Department and is responsible for M2M Technologies Inc. as its CEO; in March 2017, he established At Signal, Inc. which took over the entire business operation from M2M Technologies, Inc.; and in April 2017, he was appointed as Chief Executive Officer of At Signal Inc. Mr. Takesako graduated from Waseda University, Tokyo, Japan where he majored in Social Science and graduated with a Degree of Bachelor of Social Science. Mr. Takesako was appointed as a director based on his previous position with Sumitomo and Sumitomo’s previous significant partnership with our company.

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the board of directors.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Governance Structure

We chose to appoint a separate Chairman of the Board who is not our Chief Executive Officer. Our board of directors has made this decision based on their belief that a separate Chairman of the Board can act as a balance to the Chief Executive Officer, who also serves as a non-independent director.

The Board’s Role in Risk Oversight

The board of directors oversees that the assets of our company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing our company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation.  Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

While the board oversees risk management, company management is charged with managing risk. Management communicates routinely with the board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration; however, much of the work is delegated to committees, which will meet regularly and report back to the full board. The audit committee oversees risks related to our financial statements, the financial reporting process, accounting and legal matters, the compensation committee evaluates the risks and rewards associated with our compensation philosophy and programs, and that the nominating and corporate governance committee evaluates risk associated with management decisions and strategic direction.

Independent Directors

NYSE American’s rules generally require that a majority of an issuer’s board of directors must consist of independent directors. Our board of directors currently consists of five (5) directors, three (3) of whom, Messrs. Owens, Pepper and Takesako, are independent within the meaning of NYSE American rules.

Committees of the Board of Directors

Our board has established an audit committee, a compensation committee and a nominating and corporate governance committee, each with its own charter approved by the board. Each committee’s charter available on our website at www.knowlabs.co. In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

William A. Owens, Jon Pepper and Ichiro Takesako, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and NYSE American’s rules, serve on our audit committee, with Mr. Pepper serving as the chairman. Our board has determined that Mr. Owens qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

The audit committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and principal financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; and (viii) reviewing and assessing annually the audit committee’s performance and the adequacy of its charter.

Compensation Committee

William A. Owens, Jon Pepper and Ichiro Takesako, each of whom satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act and NYSE American’s rules, serve on our compensation committee, with Mr. Owens serving as the chairman. The members of the compensation committee are also “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

The compensation committee is responsible for, among other things: (i) reviewing and approving the remuneration of our executive officers; (ii) making recommendations to the board regarding the compensation of our independent directors; (iii) making recommendations to the board regarding equity-based and incentive compensation plans, policies and programs; and (iv) reviewing and assessing annually the compensation committee’s performance and the adequacy of its charter.

Nominating and Corporate Governance Committee

William A. Owens, Jon Pepper and Ichiro Takesako, each of whom satisfies the “independence” requirements of NYSE American’s rules, serve on our nominating and corporate governance committee, with Mr. Pepper serving as the chairman. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

The nominating and corporate governance committee will be responsible for, among other things: (i) identifying and evaluating individuals qualified to become members of the board by reviewing nominees for election to the board submitted by stockholders and recommending to the board director nominees for each annual meeting of stockholders and for election to fill any vacancies on the board; (ii) advising the board with respect to board organization, desired qualifications of board members, the membership, function, operation, structure and composition of committees (including any committee authority to delegate to subcommittees), and self-evaluation and policies; (iii) advising on matters relating to corporate governance and monitoring developments in the law and practice of corporate governance; (iv) overseeing compliance with the our code of ethics; and (v) approving any related party transactions.

The nominating and corporate governance committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our stockholders, as discussed below) will include the solicitation of ideas for possible candidates from a number of sources - members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors: (i) the candidate’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other board members; (iii) the extent to which the candidate would be a desirable addition to the board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate’s ability to contribute to the effective management of our company, taking into account the needs of our company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate.

A stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholders comply with the notice and information provisions contained in our bylaws. Such notice must be in writing to our Company not later than the close of business on the ninetieth (90th) day nor earlier than the close of business on the one-hundred-twentieth (120th) day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced more than thirty (30) days prior to or delayed by more than thirty (30) days after the anniversary of the preceding year’s annual meeting, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the one hundred twentieth (120th) day prior to such annual meeting and not later than the close of business on the later of the ninetieth (90th) day prior to such annual meeting or the tenth (10th) day following the day on which public announcement of the date of such meeting is first made or as otherwise required by the Exchange Act. In addition, stockholders furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of stockholders entitled to vote at such meeting.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

A copy of the code of ethics has been filed as an exhibit to our registration statement on Form S-1, as amended, July 29, 2022, and is also available on our website as www.knowlabs.io. We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure as well as by SEC filings, as permitted or required by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to us.

Based solely on a review of copies of reports furnished to us, as of September 30, 2022 our executive officers, directors and 10% holders complied with all filing requirements except as follows:

Jon Pepper filed a Form 4 on January 10, 2022 that was required to be filed on January 7, 2022.

Ichiro Takesako-

Filed a Form 4 on January 10, 2022 that was required to be filed on January 7, 2022.

Filed a Form 4 on March 2, 2022 that was required to be filed on February 24, 2022.

Filed a Form 4 on June 7, 2022 that was required to be filed on May 30, 2022.

William A. Owens-

Filed a Form 4 on January 10, 2022 that was required to be filed on January 7, 2022.

Filed a Form 4 on February 4, 2022 that was required to be filed on January 27, 2022.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended September 30, 2022 and 2021

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

					Stock	Option	All Other
			Salary	Bonus	Awards	Awards	Compensation	Total
Name	Principal Position		($)	($)	($)	($) (4)	($)	($)
Salary-
Ronald P. Erickson (1)	Chairman of the Board	9/30/22	$474,475	$-	$-	$1,748,231	$-	$2,222,706
		9/30/21	$366,042	$-	$-	$1,811,691	$-	$2,177,733

Phillip A. Bosua (2)	Chief Executive Officer	9/30/22	$339,998	$-	$-	$865,601	$1,189,428	$2,395,027
		9/30/21	$413,760	$250,000	$-	$-	$-	$663,760

Peter J. Conley (3)	Chief Financial Officer and SVP Intellectual Property	9/30/22	$110,000	$-	$-	$-	$-	$110,000
		9/30/21	$-	$-	$-	$-	$-	$-

(1) During the years ended September 30, 2022 and 2021, the Compensation Committee and the Board compensated Ronald P. Erickson with an annual salary of $215,000 from October 1, 2020 to March 31, 2021. From April 1, 2021 to March 15, 2022, the annual compensation was $300,000 and to $325,000 from March 15, 2022 to September 30, 2022. The Compensation Committee and the Board of Particle, Inc. compensated Ronald P. Erickson with a salary of $105,000 for the year ended September 30, 2021. See “Outstanding Equity Awards at Year-End” for a discussion of option award compensation.

(2) During the years ended September 30, 2022 and 2021, the Compensation Committee and the Board compensated Phillip A. Bosua at an annual salary of $260,000 from October 1, 2020 to March 31, 2021. From April 1, 2021 to September 30, 2022, the annual compensation was $350,000. The Compensation Committee and the Board of Particle, Inc. compensated Phillip A. Bosua with a salary of $105,000 for the year ended September 30, 2021. As compensation for the development of the NFT sales, Mr. Bosua was paid $1,097,928 in compensation and $91,500 for rent expense during the year ended September 30, 2022. During the year ended September 30,  2021, we paid a $250,000 bonus for Mr. Bosua. See “Outstanding Equity Awards at Year-End” for a discussion of option award compensation.

(3) Mr. Peter J. Conley has served as our Chief Financial Officer and SVP Intellectual Property since May 2022. During the year ended September 30, 2022, the Compensation Committee and the Board compensated Mr. Conley with an annual salary of $300,000 from May 20, 2022 to September 30, 2022.

(4)  These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Employment Agreements

On April 10, 2018, we entered into an amended employment agreement for Ronald P. Erickson which amends our employment agreement with him dated July 1, 2017. The employment agreement provides for a base salary of $180,000 per year, which was increased to $215,000 from May 1, 2020 to March 31, 2021 and to $300,000 from April 1, 2021 to March 15, 2022 and to $325,000 from March 15, 2022 to September 30, 2022. The compensation committee and the board of Particle compensated Mr. Erickson with an annual salary of $120,000 from June 1, 2020 to August 15, 2021. Mr. Erickson will be entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. The employment agreement is for an initial term of 12 months (subject to earlier termination) and will be automatically extended for additional 12-month terms unless either party notifies the other party of its intention to terminate the employment agreement with at least ninety (90) days prior to the end of the initial term or renewal term. If our company terminates Mr. Erickson’s employment at any time prior to the expiration of the term without cause, as defined in the employment agreement, or if Mr. Erickson terminates his employment at any time for “good reason” or due to a “disability,” Mr. Erickson will be entitled to receive (i) his base salary amount for one year; and (ii) medical benefits for eighteen months.

On April 10, 2018, we entered into an employment agreement with Phillip A. Bosua reflecting his appointment as Chief Executive Officer. The employment agreement provides for a base salary of $225,000 per year, which was increased to $260,000 from May 1, 2020 to March 31, 2021 and to $350,000 from April 1, 2021 to September 30, 2022. The compensation committee and the board of directors of Particle compensated Phillip A. Bosua with an annual salary of $120,000 from June 1, 2020 to August 15, 2021. Mr. Bosua also received 500,000 shares of common stock valued at $0.33 per share may be entitled to bonuses and equity awards at the discretion of the board or a committee of the board. Mr. Bosua will be entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. The employment agreement is for an initial term of 12 months (subject to earlier termination) and will be automatically extended for additional 12-month terms unless either party notifies the other party of its intention to terminate the employment agreement with at least ninety (90) days prior to the end of the initial term or renewal term. If our company terminates Mr. Bosua’s employment at any time prior to the expiration of the term without cause, as defined in the employment agreement, or if Mr. Bosua terminates his employment at any time for “good reason” or due to a “disability,” Mr. Bosua will be entitled to receive (i) his base salary amount for one year; and (ii) medical benefits for eighteen months.

On May 13, 2022, we entered into an employment agreement with Peter J. Conley reflecting his appointment as our Chief Financial Officer and Senior Vice President, Intellectual Property. The employment agreement provides for a base salary of $300,000 and Mr. Conley may also be entitled to bonuses from time to time as determined by our board of directors or our compensation committee in their sole discretion. Mr. Conley is eligible to participate in of all our employee benefit plans, policies and arrangements that are applicable to other executive officers, as such plans, policies and arrangements may exist or change from time to time at our discretion. We will reimburse Mr. Conley for reasonable travel, entertainment and other expenses he incurs in the furtherance of his duties under the employment agreement. The employment agreement is at will, meaning either we or Mr. Conley may terminate the employment relationship at any time, with or without cause, upon written notice to the other party. The employment agreement provides for severance pay equal to 12 months of then-in-effect base salary if Mr. Conley is terminated without “cause” or voluntarily terminates his employment for “good reason,” as defined in the employment agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended September 30, 2022.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	Exercisable	Unexerciseable	Price	Expiration
Name	(#)	(#)	($) (4)	Date

Ronald P. Erickson (1)	1,200,000	-	$1.10	11/4/24
	-	1,865,675	$1.53	12/15/25
	266,525	1,599,150	$1.53	12/15/25
	2,000,000	-	$1.53	12/15/25
	187,500	812,500	$2.09	12/16/26

Phillip A. Bosua (2)	1,000,000	-	$1.28	7/30/23
	-	1,200,000	$1.10	11/4/24
	-	2,132,195	$1.53	12/15/25
	304,600	1,827,600	$1.53	12/15/25
	243,750	1,056,250	$2.09	12/16/26

Peter J. Conley (3)	-	1,000,000	$1.48	5/20/27

(1) On November 4, 2019, we granted a stock option grant to Ronald P. Erickson for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vests upon uplisting to the NASDAQ or NYSE exchanges. Our common stock began trading on NYSE American under the symbol “KNW” on September 16, 2022 and we expensed $1,207,200 during the year ended September 30, 2022. On December 15, 2020, we issued a stock option grant to Ronald P. Erickson for 1,865,675 shares at an exercise price of $1.53 per share. The stock option grant expires in five years. The grant vests in increments if the market capitalization of our commons stock exceeds for 20 consecutive trading days starting at $100 million to $1 billion.  The Company estimated at grant date the fair value of these options at approximately $520,869 which is being amortized over 5 years.  As of September 30, 2022, we recorded a cumulative expense of $186,657.  We are valuing this stock option using the Monte Carlo pricing model which included key assumptions of 100% stock volatility, five year life and no forfeitures. The stock option grant was not vested as of September 30, 2022. On December 15, 2020, we issued an additional stock option grant to Ronald P. Erickson for 1,865,675 shares at an exercise price of $1.53 per share. The stock option grant expires in five years. Our common stock began trading on NYSE American under the symbol “KNW” on September 16, 2022 and we expensed $263,593 during the year ended September 30, 2022. The stock option grants vest when earned based on certain performance criteria. On December 15, 2020, we issued a fully vested warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is exercisable for cash or non-cash at $1.53 per share and was valued using a Black-Scholes model at $1,811,691. On December 16, 2021, we issued a stock option grant to Ronald P. Erickson for 1,000,000 shares at an exercise price of $2.09 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

(2) On July 30, 2018, Mr. Bosua was awarded a stock option grant for 1,000,000 shares of our common stock that was awarded at $1.28 per share. The stock option grant vests quarterly over four years. The performance grant was not earned as of September 30, 2022. On November 4, 2019, we granted a stock option grant to Philip A. Bosua for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vests upon FDA approval of the UBAND blood glucose monitor. On December 15, 2020, we issued a stock option grant to Phillip A. Bosua for 2,132,200 shares at an exercise price of $1.53 per share. The stock option grant expires in five years. The grant vests in increments if the market capitalization of our commons stock exceeds for 20 consecutive trading days starting at $100 million to $1 billion.  The Company estimated at grant date the fair value of these options at approximately $595,277 which is being amortized over 5 years.  As of September 30, 2022, we recorded a cumulative expense of $231,321.  We are valuing this stock option using the Monte Carlo pricing model which included key assumptions of 100% stock volatility, five year life and no forfeitures. The stock option grant was not vested as of September 30, 2022. On December 15, 2020, we issued another stock option grant to Phillip A. Bosua for 2,132,195 shares at an exercise price of $1.53 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria. Our common stock began trading on NYSE American under the symbol “KNW” on September 16, 2022 and we expensed $301,249 during the year ended September 30, 2022. On December 16, 2021, we issued a stock option grant to Phillip A. Bosua for 1,300,000 shares at an exercise price of $2.09 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

(3) Mr. Peter J. Conley has served as our Chief Financial Officer and SVP Intellectual Property since May 2022. On May 20, 2022, we issued a stock option grant to Mr. Conley for 1,000,000 shares at an exercise price of $1.48 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years, with no vesting during the first six months.

(4) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Additional Narrative Disclosure

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan or other retirement benefits.

Potential Payments upon Termination or Change in Control

We have the following potential payments upon termination or change in control with Ronald P. Erickson:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 9/30/2022	on 9/30/2022	on 9/30/2022	on 9/30/2022	on 9/30/2022
Compensation:
Base salary (1)	$-	$-	$325,000	$325,000	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options (2)	$-	$-	$4,618,649	$4,618,649	$-

Benefits and Perquisites:
Health and welfare benefits (3)	$-	$-	$25,524	$25,524	$-
Accrued vacation pay	$-	$-	$40,385	$40,385	$-

Total	$-	$-	$5,009,558	$5,009,558	$-

(1)             Reflects a salary for twelve months.

(2)             Reflects the vesting of stock option grants-non cash.

(3)             Reflects the cost of medical benefits for eighteen months.

We have the following potential payments upon termination or change in control with Phillip A. Bosua:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 9/30/2022	on 9/30/2022	on 9/30/2022	on 9/30/2022	on 9/30/2022
Compensation:
Base salary (1)	$-	$-	$350,000	$350,000	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options (2)	$-	$-	$6,652,556	$6,652,556	$-

Benefits and Perquisites:
Health and welfare benefits (3)	$-	$-	$13,806	$13,806	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$7,016,362	$7,016,362	$-

(1)            Reflects a salary for twelve months.

(2)            Reflects the vesting of stock option grants- non cash,

(3)            Reflects the cost of medical benefits for eighteen months.

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 9/30/2022	on 9/30/2022	on 9/30/2022	on 9/30/2022	on 9/30/2022
Compensation:
Base salary (1)	$-	$-	$300,000	$300,000	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options (2)	$-	$-	$979,000	$979,000	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$1,279,000	$1,279,000	$-

(1)            Reflects a salary for twelve months.

(2)            Reflects the vesting of stock option grants- non cash.

Director Compensation

Our independent non-employee directors are not compensated in cash. We primarily use stock option grants to attract and retain qualified candidates to serve on the board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to our company as well as the skill-level required by our members of the board.

The table below sets forth the compensation paid to our non-employee directors during the fiscal year ended September 30, 2022. Ronald P. Erickson and Phillip A. Bosua did not receive any compensation for their services as directors. The compensation disclosed in the Summary Compensation Table above represents the total compensation for Mr. Erickson and Mr. Bosua.

	Stock	Option	Other
Name	Awards (4)	Awards (4)	Compensation	Total
Jon Pepper (1)	$51,000	$23,740	$10,000	$84,740
Ichiro Takesako (2)	51,000	23,740	10,000	84,740
William A. Owens (3)	51,000	23,740	10,000	84,740

Total	$153,000	$71,220	$30,000	$254,220

(1)

The stock award for 30,000 shares was issued on January 5, 2022 to Jon Pepper and was valued at $1.70 per share. The stock option grant for 20,000 shares of common stock was issued on January 5, 2022 to Mr. Pepper and was valued at the black scholes value of $1.187 per share. Mr. Pepper was paid $10,000 for board services.

(2)

The stock award for 30,000 shares was issued on January 5, 2022 to Ichiro Takesako and was valued at $1.70 per share. The stock option grant for 20,000 shares of common stock was issued on January 5, 2022 to Mr. Takesako and was valued at the black scholes value of $1.187 per share. Mr. Takesako was paid $10,000 for board services.

(3)

The stock award for 30,000 shares was issued on January 5, 2022 to William A. Owens and was valued at $1.70 per share. The stock option grant for 20,000 shares of common stock was issued on January 5, 2022 to Mr. Owens and was valued at the black scholes value of $1.187 per share. Mr. Owens was paid $10,000 for board services.

(4)	These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

On January 5, 2022, we issued 30,000 shares each to three directors shares at an exercise price of $1.70 per share.

On January 5, 2022, we issued 20,000 warrants to purchase common stock each to three directors shares at $1.70 per share. The warrants expire on January 5, 2027.

2021 Equity Incentive Plan

On August 12, 2021, we established the Know Labs, Inc. 2021 Equity Incentive Plan, or the 2021 Plan, which was adopted by our stockholders on October 15, 2021. The following summary briefly describes the principal features of the 2021 Plan and is qualified in its entirety by reference to the full text of the 2021 Plan, which is filed as an exhibit to this report.

Awards that may be granted include: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted awards, (e) performance share awards, and (f) performance compensation awards. These awards offer our officers, employees, consultants and directors the possibility of future value, depending on the long-term price appreciation of our common stock and the award holder’s continuing service with our company. All of the permissible types of awards under the 2021 Plan are described in more detail below.

Purposes of 2021 Plan: The purposes of the 2021 Plan are to attract and retain officers, employees and directors for our company and our subsidiaries; motivate them by means of appropriate incentives to achieve long-range goals; provide incentive compensation opportunities; and further align their interests with those of our stockholders through compensation that is based on our common stock.

Administration of the 2021 Plan: The 2021 Plan is administered by our compensation committee (which we refer to as the plan administrator). Among other things, the plan administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, performance criteria, restrictions and other provisions of awards. The plan administrator has authority to establish, amend and rescind rules and regulations relating to the 2021 Plan.

Eligible Recipients: Persons eligible to receive awards under the 2021 Plan will be those officers, employees, consultants, and directors of our company and our subsidiaries who are selected by the plan administrator.

Shares Available Under the 2021 Plan: 20,000,000 shares of our common stock were originally authorized as the maximum number of shares of our common stock that may be delivered to participants under the 2021 Plan, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. This number was increased to 22,000,000 shares of common stock as of January 1, 2022 as a result of the automatic share reserve increase discussed below. Shares subject to an award under the 2021 Plan for which the award is canceled, forfeited or expires again become available for grants under the 2021 Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the 2021 Plan. As of the date of this report, all shares remain available for issuance under the 2021 Plan. The 2021 Plan also authorizes for issuance the sum of (A) any shares of our common stock that, as of the date of stockholder approval of the 2021 Plan, have been reserved but not issued pursuant to any awards granted under our 2011 Stock Incentive Plan and (B) any shares of our common stock subject to stock options or similar awards granted under our 2011 Stock Incentive Plan that, after the date of stockholder approval of the 2021 Plan, expire or otherwise terminate without having been exercised in full and shares of our common stock issued pursuant to awards granted under our 2011 Stock Incentive Plan that are forfeited to or repurchased by us, with the maximum number of shares of our common stock to be added to the 2021 Plan pursuant to clause (B) equal to 13,816,370.

Automatic Share Reserve Increase: Subject to the provisions of Section 14 of the 2021 Plan, the number of shares available for issuance under the 2021 Plan will be increased on the first day of each calendar year beginning January 1, 2022 and ending on and including January 1, 2030 in an amount equal to the least of (i) 2,000,000 shares of our common stock, (ii) four percent (4%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (iii) such number of shares of our common stock determined by our board of directors; provided, that such determination under clause (iii) will be made no later than the last day of the immediately preceding fiscal year.

Stock Options: Stock options give the option holder the right to acquire from us a designated number of shares of common stock at a purchase price that is fixed upon the grant of the option. The exercise price will not be less than the market price of the common stock on the date of grant. Stock options granted may be either tax-qualified stock options (so-called “incentive stock options”) or non-qualified stock options.

General. Subject to the provisions of the 2021 Plan, the plan administrator has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the plan administrator may determine.

Option Price. The exercise price for stock options will be determined at the time of grant. Normally, the exercise price will not be less than the fair market value on the date of grant. As a matter of tax law, the exercise price for any incentive stock option awarded may not be less than the fair market value of the shares on the date of grant. However, incentive stock option grants to any person owning more than 10% of our voting stock must have an exercise price of not less than 110% of the fair market value on the grant date.

Exercise of Options. An option may be exercised only in accordance with the terms and conditions for the option agreement as established by the plan administrator at the time of the grant. The option must be exercised by notice to us, accompanied by payment of the exercise price. Payments may be made in cash or, at the option of the plan administrator, by actual or constructive delivery of shares of common stock to the holder of the option based upon the fair market value of the shares on the date of exercise.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the plan administrator at the time of grant. In the case of incentive stock options, such term cannot exceed ten years provided that in the case of holders of more than 10% of our voting stock, such term cannot exceed five years. Options will terminate before their expiration date if the holder’s service with our company or a subsidiary terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of employment, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the plan administrator and reflected in the grant evidencing the award.

Incentive and Non-Qualified Options. As described elsewhere in this summary, an incentive stock option is an option that is intended to qualify under certain provisions of the Internal Revenue Code of 1986, as amended, or the Code, for more favorable tax treatment than applies to non-qualified stock options. Any option that does not qualify as an incentive stock option will be a non-qualified stock option. Under the Code, certain restrictions apply to incentive stock options. For example, the exercise price for incentive stock options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an incentive stock option may not be transferred, other than by will or the laws of descent and distribution, and is exercisable during the holder’s lifetime only by the holder. In addition, no incentive stock options may be granted to a holder that is first exercisable in a single year if that option, together with all incentive stock options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate market value in excess of $100,000, measured at the grant date.

Stock Appreciation Rights: Stock appreciation rights, or SARs, which may be granted alone or in tandem with options, have an economic value similar to that of options. When a SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the market price of the shares on the date of exercise and the exercise price of the shares under the SAR. The exercise price for SARs normally is the market price of the shares on the date the SAR is granted. Under the 2021 Plan, holders of SARs may receive this payment — the appreciation value — either in cash or shares of common stock valued at the fair market value on the date of exercise. The form of payment will be determined by us.

Stock Awards: Restricted shares are shares of common stock awarded to participants at no cost. Restricted shares can take the form of awards of restricted stock, which represent issued and outstanding shares of our common stock subject to vesting criteria, or restricted stock units, which represent the right to receive shares of our common stock, subject to satisfaction of the vesting criteria. Those may include requirements for continuous service and/or the achievement of specified performance goals. Restricted shares are forfeitable and non-transferable until the shares vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded.

Cash Awards: A cash award is an award that may be in the form of cash or shares of common stock or a combination, based on the attainment of pre-established performance goals and other conditions, restrictions and contingencies identified by the plan administrator.

Section 162(m) of the Code: Section 162(m) of the Code limits publicly-held companies to an annual deduction for U.S. federal income tax purposes of $1.0 million for compensation paid to each of their principal executive officer or principal financial officer and their three highest compensated executive officers (other than the principal executive officer or principal financial officer) determined at the end of each year, referred to as covered employees.

Performance Criteria: Under the 2021 Plan, one or more performance criteria will be used by the plan administrator in establishing performance goals. Any one or more of the performance criteria may be used on an absolute or relative basis to measure the performance of our company, as the plan administrator may deem appropriate, or as compared to the performance of a group of comparable companies or published or special index that the plan administrator deems appropriate. In determining the actual size of an individual performance compensation award, the plan administrator may reduce or eliminate the amount of the award through the use of negative discretion if, in its sole judgment, such reduction or elimination is appropriate. The plan administrator shall not have the discretion to (i) grant or provide payment in respect of performance compensation awards if the performance goals have not been attained or (ii) increase a performance compensation award above the maximum amount payable under the 2021 Plan.

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the plan administrator. In the event of various changes to the capitalization of our company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the plan administrator to the number of shares covered by outstanding awards or to the exercise price of such awards. The plan administrator is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting. Except as otherwise determined by the plan administrator at the date of grant, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. Our board also has the authority, at any time, to discontinue the granting of awards. The board also has the authority to alter or amend the 2021 Plan or any outstanding award or may terminate the 2021 Plan as to further grants, provided that no amendment will, without the approval of our stockholders, to the extent that such approval is required by law or the rules of an applicable exchange, increase the number of shares available under the 2021 Plan, change the persons eligible for awards under the 2021 Plan, extend the time within which awards may be made, or amend the provisions of the 2021 Plan related to amendments. No amendment that would adversely affect any outstanding award made under the 2021 Plan can be made without the consent of the holder of such award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 30, 2022 for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our company, 500 Union Street, Suite 810, Seattle, WA 98101.

	Shares Beneficially Owned (1) (2)
Name of Beneficial Owner	Amount	Percentage
Directors and Officers-
Ronald P. Erickson (3)	11,768,040	20.1%
Phillip A. Bosua (4)	4,553,350	9.2%
Peter J. Conley (5)	10,000	-
William A. Owens (6)	901,670	1.9%
Jon Pepper (7)	505,500	1.0%
Ichiro Takesako (8)	148,500	0.3%
All executive officers and directors (6 persons)	17,887,060	16.6%

* Less than 1%

(1)

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of September 30, 2022 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

(2)	Based on 48,156,062 shares of common stock issued and outstanding as of September 30, 2022.

(3)

Consists of (i) 1,483,085 shares of shares of our common stock beneficially owned by Ronald P. Erickson or entities controlled by Mr. Erickson, (ii) 1,654,025 shares of our common stock issuable upon the exercise of options exercisable within 60 days, (iii) 3,894,666 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days, and (iv) 4,736,264 shares of our common stock issuable upon the conversion of convertible notes that are convertible within 60 days.

(4)

Consists of (i) 3,005,000 shares of shares of our common stock held directly by Phillip A. Bosua and (ii) 1,548,350 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days.

(5)

Consists of 10,000 shares of shares of our common stock beneficially owned by Peter J. Conley. Mr. Peter J. Conley has served as our Chief Financial Officer and SVP Intellectual Property since May 2022.

(6)

Consists of (i) 630,420 shares of our common stock held directly by William A Owens and (ii) 271,250 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days.

(7)

Consists of (i) 388,000 shares of our common stock held directly by Jon Pepper, (ii) 52,500 shares of our common stock issuable upon the exercise of options exercisable within 60 days and (iii) 65,000 shares of our common stock issuable upon the exercise of warrants exercisable within 60 days.

(8)

Consists of (i) 56,000 shares of our common stock held directly by Ichiro Takesako, (ii) 52,500 shares of our common stock issuable upon the exercise of options exercisable within 60 days and (iii) 40,000 shares of our common stock issuable upon the exercise of warrants exercisable within 60 days.

	Shares Beneficially Owned
	Amount	Percentage
Greater Than 5% Ownership

Clayton A. Struve (1)	19,511,071	29.2%
	Blocker at 4.99%

Ronald P. Erickson (2)	11,768,040	20.1%

Phillip A. Bosua (3)	4,553,350	9.2%

Todd Baszucki (4)	4,879,000	9.9%

(1) Consists of (i) 849,000 shares of our common stock, (ii) 6,269,715 shares of our common stock issuable upon the exercise of warrants, (iii) 5,000,000 shares of our common stock issuable upon the conversion of our series C convertible preferred stock, (iv) 3,108,356 shares of our common stock issuable upon the conversion of our series D convertible preferred stock and (v) 4,284,000 shares of our common stock issuable upon the conversion of convertible notes. All of the warrants, series C convertible preferred stock, series D convertible preferred stock and convertible notes held by Mr. Struve are subject to a 4.99% blocker pursuant to which shares of our common stock may not be issued to the extent that such issuance would cause Mr. Struve to beneficially own more than 4.99% of our common stock. The address of Mr. Struve is 175 West Jackson Blvd., Suite 440, Chicago, IL 60604.

(2) See above for Ronald P. Erickson or entities controlled by Mr. Erickson.

(3) See above for Phillip A. Bosua.

(4) Consists of (i) 3,879,000 shares of our common stock held directly and (ii) 1,000,000 shares of our common stock issuable upon the exercise of warrants. The address for Mr. Baszucki is 519 Loma Alta Road, Carmel, CA 93923.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of September 30, 2022.

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity compensation
	exercise of outstanding	outstanding options,	plan (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plan
approved by shareholders	20,792,370	$1.618	15,841,457
Equity compensation plans
not approved by shareholders	-	-	-
Total	20,792,370	$1.618	15,841,457

On August 12, 2021, we established the 2021 Plan, which was adopted by our stockholders on October 15, 2021. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2021 Plan is 22,000,000 shares and all of these shares remained available for issuance as of September 30, 2022. See Item 11 “Executive Compensation—2021 Equity Incentive Plan” for a complete description of the 2021 Plan.

On January 23, 2019, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 2,200,000 to 2,500,000 to common shares. On May 22, 2019, the Compensation Committee approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 2,500,000 to 3,000,000 to common shares. On November 23, 2020, the Board of Directors increased the size of the stock available under the Stock Option Plan by 9,750,000 shares. This increase is based on an industry peer group study. The 2011 Plan terminated on April 19, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2021 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with Clayton Struve

On May 3, 2022, we approved the Extension of Warrant Agreement with Clayton Struve, extending the exercise dates as follows:

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

On January 28, 2021, Clayton A. Struve exercised warrants on a cashless basis for 889,880 shares of common stock at $0.25 per share, including warrants for 187,500 and 187,500 that were previously extended. We recorded interest expense of $244,260 during the year ended September 30, 2021 related to the extension of the warrants.

Convertible Promissory Notes with Clayton A. Struve

We owe Clayton A. Struve, a significant stockholder, $1,071,000 under convertible promissory or OID notes. We recorded accrued interest of $86,562 and $71,562 as of September 30, 2021 and 2020, respectively. On December 7, 2022, we signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2023.

Series C and D Preferred Stock and Warrants

On August 5, 2016, we closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. As of September 30, 2022 and 2021, Mr. Struve owns all of the  1,785,715 issued and outstanding shares of Series C Preferred Stock.

As of September 30, 2022 and 2021, we have $750,000 of series D preferred stock outstanding with Mr. Struve. As of September 30, 2022 and 2021, Mr. Struve owns all of the 1,016,004 issued and outstanding shares of Series D Preferred Stock

See “Description of Securities” for the terms of our series C convertible preferred stock and series D convertible preferred stock.

Debt Offering

Mr. Struve invested $1,000,000 in our debt offering which closed in May 2019. On March 18, 2020, Mr. Struve received 1,080,000 shares of common stock related to the automatic conversion of the $1,000,000 invested in the debt offering.

Transactions with Ronald P. Erickson

On March 16, 2018, we entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of our common stock for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. We recorded accrued interest of $287,290 and $216,246 as of September 30, 2022 and 2021, respectively. On December 7, 2022, we approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to January 30, 2023.

On November 4, 2019, we granted a stock option grant to Ronald P. Erickson for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vests upon uplisting to the NASDAQ or NYSE exchanges. Our common stock began trading on NYSE American under the symbol “KNW” on September 16, 2022 and we expensed $1,207,200 during the year ended September 30, 2022.

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

On December 15, 2020, we issued a stock option grant to Ronald P. Erickson for 1,865,675 shares at an exercise price of $1.53 per share. The stock option grant expires in five years. The grant vests in increments if the market capitalization of our commons stock exceeds for 20 consecutive trading days starting at $100 million to $1 billion.  The Company estimated at grant date the fair value of these options at approximately $520,869 which is being amortized over 5 years.  As of September 30, 2022, we recorded a cumulative expense of $186,657.  We are valuing this stock option using the Monte Carlo pricing model which included key assumptions of 100% stock volatility, five year life and no forfeitures. The stock option grant was not vested as of September 30, 2022.

On December 15, 2020, we issued a stock option grant to Ronald P. Erickson for 1,865,675 shares at an exercise price of $1.53 per share. The stock option grant expires in five years. Our common stock began trading on NYSE American under the symbol “KNW” on September 16, 2022 and we expensed $263,593 during the year ended September 30, 2022. The stock option grants vest when earned based on certain performance criteria. On December 15, 2020, we issued a fully vested warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five-year warrant is exercisable for cash or non-cash at $1.53 per share and was valued using a Black-Scholes model at $1,811,691.

On December 15, 2020, we issued warrants to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is immediately vested and exercisable on a cash or cashless basis at $1.53 per share and was valued using a Black-Scholes model at $1,811,691.

We paid $120,000 and $272,500 of salaries and vacation pay to Mr. Erickson during the year ended September 30, 2022 and 2021 that were previously accrued and reported but were deferred.,

On December 16, 2021, we issued a stock option grant to Ronald P. Erickson for 1,000,000 shares at an exercise price of $2.09 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $295,418 and $421,599 as of September 30, 2022 and 2021, respectively.

Transactions with Phillip A. Bosua

On November 4, 2019, we granted a stock option grant to Philip A. Bosua for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vests upon FDA approval of the UBAND blood glucose monitor. The performance grant was not earned as of September 30, 2022.

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

On December 15, 2020, we issued a stock option grant to Phillip A. Bosua for 2,132,195 shares at an exercise price of $1.53 per share. The stock option grant expires in five years. The grant vests in increments if the market capitalization of our commons stock exceeds for 20 consecutive trading days starting at $100 million to $1 billion.  The Company estimated at grant date the fair value of these options at approximately $595,277 which is being amortized over 5 years.  As of September 30, 2022, we recorded a cumulative expense of $231,321.  We are valuing this stock option using the Monte Carlo pricing model which included key assumptions of 100% stock volatility, five year life and no forfeitures. The stock option grant was not vested as of September 30, 2022.

On December 15, 2020, we issued a stock option grant to Phillip A. Bosua for 2,132,195 shares at an exercise price of $1.53 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria. Our common stock began trading on NYSE American under the symbol “KNW” on September 16, 2022 and we expensed $301,249 during the year ended September 30, 2022.

On March 18, 2021, we approved a $250,000 bonus for Mr. Bosua. The bonus was paid during April 2021.

On December 16, 2021, we issued a stock option grant to Phillip A. Bosua for 1,300,000 shares at an exercise price of $2.09 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

Our sales of NFT’s are generated using the NFT digital exchange, OpenSea. Customers purchasing the NFT’s must make payments in the crypto currency, Ethereum. The Ethereum is received into a digital wallet and then moved to an account at Coinbase where the Ethereum is converted to U.S. dollars. Initially we were not able to establish a digital wallet and corporate account at Coinbase in order to receive the Ethereum. We used the digital wallet and Coinbase account of our CEO. The Company and the CEO executed an assignment of his account to us while we established our own Coinbase account. All proceeds received from the sale of NFT were deposited in the CEO’s personal digital accounts.

As compensation for the development of the NFT sales, Mr. Bosua was paid $1,087,928 in compensation and $91,500 for rent expense during the year ended September 30, 2022.

Transactions with Peter J. Conley

On May 20, 2022, we issued a stock option grant to Mr. Conley for 1,000,000 shares at an exercise price of $1.48 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years, with no vesting during the first six months.

Stock Issuances to Named Executive Officers and Directors

On January 15, 2021, we issued 30,000 shares each to three directors shares at an exercise price of $2.00 per share.

On January 15, 2021, we issued 20,000 warrants to purchase common stock each to three directors shares at $2.00 per share. The warrants expire on January 15, 2026.

On January 5, 2022, we issued 30,000 shares each to three directors shares at an exercise price of $1.70 per share.

On January 5, 2022, we issued 20,000 warrants to purchase common stock each to three directors shares at $1.70 per share. The warrants expire on January 5, 2027.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit our financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended September 30, 2022, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged BPM LLP to perform an annual audit of our financial statements for the fiscal year ended September 30, 2022 and 2021. The following is the breakdown of aggregate fees for the last two fiscal years. Another tax firm prepares our tax returns.

	Year Ended	Year Ended
	September 30, 2022	September 30, 2021
Audit fees	$88,275	$107,000
Audit related fees	78,010	67,410
Tax fees	-	-
All other fees	69,015	22,470

	$235,300	$196,880

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

The Company’s financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

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

59

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

60

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

10.26	Extension of Warrant Agreement dated April 26, 2022 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed May 3, 2022)
10.27†	Employment Agreement dated May 13, 2022 by and between Know Labs, Inc. and Peter Conley. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed August 12, 2022)
10.28

Underwriting Agreement dated September 15, 2022 by and between Know Labs, Inc. and Boustead Securities, LLC. (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 21, 2022)

10.29

Common Stock Purchase Warrant issued by Know Labs, Inc. to Boustead Securities, LLC on September 20, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 21, 2022)

10.30*	Second Amendment to Lease dated September 20, 2022 by and between Know Labs, Inc. and Oddfellows LLC.
10.31*	Lease Agreement dated September 22, 2022 by and between Know Labs, Inc. and Phil Bosua.
10.32

Amendment 8 dated December 7, 2022 to Convertible Redeemable Promissory Note dated January 31, 2018, by and between Know Labs, Inc. and J3E2A2Z LP. Filed herewith. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 2022)

10.33

Amendment 8 dated December 7, 2022 to Convertible Redeemable Promissory Note dated January 31, 2018, by and between Know Labs, Inc. and J3E2A2Z LP. Filed herewith. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 2022)

10.34

Amendment 8 dated December 7, 2022 to Senior Secured Convertible Redeemable Note dated September 30, 2016 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 2022)

10.35

Amendment 8 dated December 7, 2022 to Senior Secured Convertible Redeemable Note dated August 14, 2017 by and between Know Labs, Inc. and Clayton A. Struve(incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 2022)

10.36

Amendment 8 dated December 7, 2022 to Senior Secured Convertible Redeemable Note dated December 12, 2017 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 2022)

10.37

Amendment 7 dated December 7, 2022 to Senior Secured Convertible Redeemable Note dated February 28, 2018 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 2022)

10.38

Extension of Warrant Agreement dated December 7, 2022 by and between Know Labs, Inc. and Clayton A. Struve. Filed herewith. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 2022)

14.1	Code of Ethics dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)

61

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
99.2	Compensation Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
99.3	Nominations and Corporate Governance Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
21.1*	Subsidiaries of the Registrant.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*      Filed herewith

†      Executive compensation plan or arrangement

62

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Know Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Know Labs, Inc. and its subsidiaries (the Company) as of September 30, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2022 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Digital Asset Sales

As described in Note 2 to the consolidated financial statements, the Company’s artificial AI deep learning platform began generating revenue from digital asset sales of Nun-Fungible Tokens (NFT’s). The Company’s engineering team, using its research data, AI and proprietary algorithms, produced NFT’s in the form of digital art.  The Company used the NFT exchange, OpenSea, to facilitate the transaction with the customer. The Company, through OpenSea, had custody and control of the NFT prior to the delivery to the customer and recorded revenue at the point in time when the NFT was delivered to the customer and the customer paid. The customer pays in the form of transferring the crypto currency digital asset, Ethereum. The value of the sale is determined based on the value of the Ethereum crypto currency received as consideration. Payment is required before the NFT is delivered. Each NFT that is generated produces a unique identifying code. The Company also earns a royalty of up to 10% when an NFT is resold by its owner in a secondary market transaction. The Company recognizes this royalty as revenue when the transaction is consummated, and they receive compensation.

We identified digital asset sales as a critical audit matter due to the nature and extent of audit effort required to obtain sufficient appropriate audit evidence to address the risks of material misstatements related to the existence and proper recognition of revenue. The nature and extent of audit effort required to address the matter includes involvement of more experienced engagement team members and discussions and consultations with internal subject matter experts related to the matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included consultation with internal subject matter experts regarding our planned audit responses to address risks of material misstatement, tracing NFT sales activity to a third party platform and the digital wallets, recalculating royalties earned on secondary sales, tracing Ethereum balance held in digital wallets to the online portal and we obtained evidence that management has control of the passwords or private keys required to access the third party platform and digital accounts.

/s/ BPM LLP

BPM LLP

We have served as the Company’s auditor since October 2019

Walnut Creek, California

December 20, 2022

KNOW LABS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	September 30, 2021
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,593,692	$12,258,218
Total current assets	12,593,692	12,258,218

PROPERTY AND EQUIPMENT, NET	862,977	328,504

OTHER ASSETS
Other assets	13,767	13,767
Operating lease right of use asset	287,930	289,002

TOTAL ASSETS	$13,758,366	$12,889,491

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$526,968	$419,093
Accrued expenses	462,940	893,137
Accrued expenses - related parties	348,264	421,599
Convertible notes payable, net	2,255,066	9,191,155
Current portion of operating lease right of use liability	215,397	112,371
Total current liabilities	3,808,635	11,037,355

NON-CURRENT LIABILITIES:
Notes payable- PPP loans	-	431,803
Operating lease right of use liability, net of current portion	87,118	178,170
Total non-current liabilities	87,118	609,973

COMMITMENTS AND CONTINGENCIES (Note 12)	-	-

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value, 5,000,000 shares authorized, Series C and D shares issued and outstanding as follows:
Series C Convertible Preferred stock $0.001 par value, 1,785,715 shares authorized,
1,785,715 shares issued and outstanding at 9/30/2022 and 9/30/2021, respectively	1,790	1,790
Series D Convertible Preferred stock $0.001 par value, 1,016,014 shares authorized,
1,016,004 shares issued and outstanding at 9/30/2022 and 9/30/2021, respectively	1,015	1,015
Common stock - $0.001 par value, 200,000,000 shares authorized, 48,156,062 and 35,166,551
shares issued and outstanding at 9/30/2022 and 9/30/2021, respectively	48,158	35,168
Additional paid in capital	111,209,388	82,530,684
Accumulated deficit	(101,397,738)	(81,326,494)
Total stockholders' equity	9,862,613	1,242,163

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,758,366	$12,889,491

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	September 30, 2022	September 30, 2021

REVENUE- DIGITAL ASSET SALES	$4,360,087	$-
OPERATING EXPENSES-
RESEARCH AND DEVELOPMENT EXPENSES	5,385,586	3,969,972
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,118,137	6,476,176
SELLING AND TRANSACTIONAL COSTS FOR DIGITAL ASSETS	3,430,438	-
Total operating expenses	16,934,161	10,446,148
OPERATING LOSS	(12,574,074)	(10,446,148)

OTHER INCOME (EXPENSE):
Interest expense	(8,018,798)	(14,914,065)
Other income	521,628	-
Total other (expense), net	(7,497,170)	(14,914,065)

LOSS BEFORE INCOME TAXES	(20,071,244)	(25,360,213)

Income tax expense	-	-

NET LOSS	$(20,071,244)	$(25,360,213)

Basic and diluted loss per share	$(0.50)	$(0.86)

Weighted average shares of common stock outstanding- basic and diluted	40,370,473	29,370,596

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

									Total
	Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Capital	Deficit	(Deficit)
Balance as of October 1, 2020	1,785,715	$1,790	1,016,004	$1,015	$24,804,874	$24,807	$54,023,758	$(55,966,281)	$(1,914,911)
Stock compensation expense - employee options	-	-	-	-	-	-	1,028,522	-	1,028,522
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	6,090,660	6,091	6,091,968	-	6,098,058
Beneficial conversion feature (Note 7)	-	-	-	-	-	-	9,769,683	-	9,769,683
Issuance of warrants to debt holders (Note 7)	-	-	-	-	-	-	4,439,317	-	4,439,317
Issuance of warrants for services related to debt offering (Note 7)	-	-	-	-	-	-	1,667,281	-	1,667,281
Issuance of common stock for services	-	-	-	-	97,000	97	202,723	-	202,820
Issuance of common stock warrant for services	-	-	-	-	-	-	2,547,436	-	2,547,436
Issuance of common stock for exercise of warrants	-	-	-	-	3,676,542	3,675	1,309,528	-	1,313,203
Issuance of common stock for stock option exercises	-	-	-	-	16,875	17	23,327	-	23,344
Issuance of shares and warrants for conversion of Simple Agreements for Future Equity	-	-	-	-	480,600	481	1,427,141	-	1,427,622
Net loss	-	-	-	-	-	-	-	(25,360,213)	(25,360,213)
Balance as of September 30, 2021	1,785,715	1,790	1,016,004	1,015	35,166,551	35,168	82,530,684	(81,326,494)	1,242,163
Stock compensation expense - employee options	-	-	-	-	-	-	4,421,634	-	4,421,634
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	7,672,860	7,673	15,338,047	-	15,345,720
Issuance of common stock for stock option exercises	-	-	-	-	26,293	26	26,661	-	26,687
Issuance of common stock for exercise of warrants	-	-	-	-	1,045,724	1,046	837,441	-	838,487
Issuance of common stock for services	-	-	-	-	104,634	105	182,895	-	183,000
Issuance of common stock warrant for services	-	-	-	-	-	-	451,487	-	451,487
Isssuance of common stock for NYSE uplisting	-	-	-	-	4,140,000	4,140	7,420,539	-	7,424,679
Net loss	-	-	-	-	-	-	-	(20,071,244)	(20,071,244)
Balance as of September 30, 2022	1,785,715	$1,790	1,016,004	$1,015	48,156,062	$48,158	$111,209,388	$(101,397,738)	$9,862,613

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,071,244)	$(25,360,213)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	320,995	200,807
Issuance of common stock for services	183,000	202,820
Issuance of common stock warrants for services	451,487	2,547,436
Gain on debt settlement	(268,872)	-
Stock based compensation- stock option grants	4,421,634	1,028,522
Right of use, net	13,046	(1,493)
Gain on forgiveness of notes payable - PPP loans	(252,700)	-
Amortization of debt discount to interest expense	7,272,911	13,722,672
Changes in operating assets and liabilities:
Other long-term assets	-	11,413
Accounts payable - trade and accrued expenses	1,009,935	797,337
NET CASH (USED IN) OPERATING ACTIVITIES	(6,919,808)	(6,850,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of research and development equipment	(855,468)	(299,525)
NET CASH (USED IN) INVESTING ACTIVITIES:	(855,468)	(299,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for NYSE uplisting	8,280,000	-
Payments for stock issuance costs for NYSE uplisting	(855,321)
Proceeds from convertible notes payable	-	14,209,000
Payments for issuance costs from notes payable	-	(727,117)
Proceeds from Simple Agreements for Future Equity	-	340,000
Repayments on Simple Agreements for Future Equity	-	(253,800)
Proceeds from note payable - PPP	-	205,633
Repayments of notes payable- PPP	(179,103)	-
Proceeds from issuance of common stock for stock options exercise	26,687	23,344
Proceeds from issuance of common stock for warrant exercise	838,487	1,313,203
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,110,750	15,110,263

NET INCREASE IN CASH AND CASH EQUIVALENTS	335,474	7,960,039

CASH AND CASH EQUIVALENTS, beginning of period	12,258,218	4,298,179

CASH AND CASH EQUIVALENTS, end of period	$12,593,692	$12,258,218

Supplemental disclosures of cash flow information:
Interest paid	$-	$18,800
Taxes paid	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature	$-	$9,769,683
Issuance of warrants to debt holders	$-	$4,439,317
Issuance of warrants for services related to debt offering	$-	$1,667,281
Cashless warrant exercise (fair value)	$-	$515,975
Conversion of debt	$14,209,000	$5,638,275
Conversion of accrued interest	$1,136,720	$460,185
Issuance of shares and warrants for conversion of Simple Agreements for Future Equity	$-	$1,427,141

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Know Labs, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 1998. The Company currently has authorized 205,000,000 shares of capital stock, of which 200,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share. At the annual shareholder meeting held on October 15, 2021, the Company’s authorized shares of common stock was increased to 200,000,000 shares of voting common stock, par value $0.001 per share.

The Company is focused on the development and commercialization of proprietary biosensor technologies which, when paired with its artificial intelligence (“AI”) deep learning platform, are capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify and measure the unique “signature” of said materials or analytes. The Company call these its “Bio-RFID” technology platform when pertaining to radio and microwave spectroscopy and “ChromaID” technology platform when pertaining to optical spectroscopy. The data obtained with biosensor technology is analyzed with trade secret algorithms which are driven by the AI deep learning platform. There are a significant number of analytes in the human body that relate to health and wellness. The Company’s focus is upon those analytes relating to human health, the identification of which provide diagnostic information and require, by their nature, clearance by the United States Food and Drug Administration.

On April 30, 2020, the Company incorporated Particle, Inc. (“Particle”) in the State of Nevada. Particle is focused on the development and commercialization of the Company’s extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains the parent company’s singular focus. Since incorporation, Particle has engaged in research and development activities on threaded light bulbs that have a warm white light and can inactivate germs, including bacteria and viruses. It is now looking for partners to take the product to market.

On September 17, 2021, the Company incorporated AI Mind, Inc. (“AI Mind”) in the State of Nevada. AI Mind is focused on monetizing the AI deep learning platform. Since incorporation, it initially focused on creating graphical images which were sold as Non Fungible Tokens (“NFTs”). During the year ended September 30, 2022, the Company’s AI deep learning platform began generating revenue from digital asset sales of NFT’s and had sales of $4,360,087.

2. LIQUIDITY

The Company has cash and cash equivalents $12,593,692 and net working capital of $11,040,123 (exclusive of convertible notes payable) as of September 30, 2022. The Company anticipates that it will record losses from operations for the foreseeable future. The Company believes that it has enough available cash to operate until December 31, 2023. As of September 30, 2022, the Company’s accumulated deficit was $101,397,738. The Company has had limited capital resources and intends to seek additional cash via equity and debt offerings.

On September 20, 2022, the Company completed a public offering of the Company’s common stock pursuant to which the Company sold 4,140,000 shares of common stock, at a purchase price of $2.00 per share, for total gross proceeds of $8,280,000. After deducting underwriting commissions and other offering expenses, we received net proceeds of $7,424,679.

The proceeds of warrants currently outstanding, which could be exercised on a cash basis, may generate potential proceeds of up to $15,694,288. The Company cannot provide assurance that any of these warrants will be exercised.

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

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Particle and AI Mind. Inter-company items and transactions have been eliminated in consolidation.

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

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible Assets – Intangible assets are capitalized and amortized on a straight-line basis over their estimated useful life, if the life is determinable. If the life is not determinable, amortization is not recorded. The Company regularly performs reviews to determine if facts and circumstances exist which indicate that the useful lives of its intangible assets are shorter than originally estimated or the carrying amount of these assets may not be recoverable. When an indication exists that the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Such impairment test is based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Impairment, if any, is based on the excess of the carrying amount over the estimated fair value of those assets.

Revenue Recognition – The Company determines revenue recognition from contracts with customers through the following steps:

•	identification of the contract, or contracts, with the customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of the revenue when, or as, the Company satisfies a performance obligation.

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. During the year ended September 30, 2022, the Company’s artificial AI deep learning platform began generating revenue from digital asset sales of NFT’s. The Company engineering team, using its research data, AI and proprietary algorithms, produced NFT’s in the form of digital art. The NFT’s produced had no recorded cost basis.

Digital Asset Sales – Revenue includes sale of NFT’s in the form of digital art generated from the Company’s AI deep learning platform. The Company uses the NFT exchange, OpenSea, to facilitate the transaction with the customer. The Company, through OpenSea, has custody and control of the NFT prior to the delivery to the customer and records revenue at the point in time when the NFT is delivered to the customer and the customer pays. The Company has no obligations for returns, refunds or warranty after the NFT sale. The customer pays in the form of transferring the crypto currency digital asset, Ethereum. The value of the sale is determined based on the value of the Ethereum crypto currency received as consideration. Payment is required before the NFT is delivered. Each NFT that is generated produces a unique identifying code. The Company also earns a royalty of up to 10% when an NFT is resold by its owner in a secondary market transaction. The Company recognizes this royalty as revenue when the transaction is consummated, and they receive compensation.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After the sale of the NFT, the Ethereum is converted to US dollars as soon as practically possible. The Company records the total value of the gross NFT sale in revenue. Costs incurred in connection with the NFT transaction are recorded in the statement of operations as selling and transactional cost of digital assets and include costs to outside consultants, estimated employee and CEO special bonus compensation, digital asset conversion losses and estimated sales and use tax. The amount totaled $3,430,438  for the year ended September 30, 2022.

Research and Development Expenses – Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s current research and development efforts are primarily focused on improving its Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. As part of this effort, the Company conducts on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. The Company also is actively involved in identifying new applications. The Company’s current internal team along with outside consultants has considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement the Company’s internal team. The Company believes that continued development of new and enhanced technologies is essential to its future success. The Company incurred expenses of $5,385,586 and $3,969,972 for the years ended September 30, 2022 and 2021, respectively, on development activities.

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the years ended September 30, 2022 and 2021 were $610,956 and $329,375, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of September 30, 2022 and 2021 are based upon the short-term nature of the assets and liabilities.

The Company has a money market account which is considered a level 1 asset. The balance as of September 30, 2022 and 2021 was $11,821,931 and $12,217,714, respectively.

Derivative Financial Instruments – Pursuant to ASC 815 “Derivatives and Hedging”, the Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company then determines if embedded derivative must be bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determined that the conversion features for purposes of bifurcation within its currently outstanding convertible notes payable were immaterial and there was no derivative liability to be recorded as of September 30, 2022 and 2021.

Stock Based Compensation – The Company has share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options and warrants to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost to employees is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period under ASC 718.The Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit.

Convertible Securities – Based upon ASC 815-15, the Company has adopted a sequencing approach regarding the application of ASC 815-40 to convertible securities. The Company will evaluate its contracts based upon the earliest issuance date. In the event partial reclassification of contracts subject to ASC 815-40-25 is necessary, due to the Company’s inability to demonstrate it has sufficient shares authorized and unissued, shares will be allocated on the basis of issuance date, with the earliest issuance date receiving first allocation of shares. If a reclassification of an instrument were required, it would result in the instrument issued latest being reclassified first.

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

As of September 30, 2022, the Company had 48,156,062 shares of common stock issued and outstanding. As of September 30, 2022, there were options outstanding for the purchase of 20,792,370 common shares (including unearned stock option grants totaling 9,704,620 shares related to performance targets), warrants for the purchase of 21,786,313 common shares, and 8,108,356 shares of our common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 9,020,264 common shares at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,255,066. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the September 30, 2022, calculation of net loss per share because their impact is antidilutive.

As of September 30, 2021, the Company had 35,166,551 shares of common stock issued and outstanding. As of September 30, 2021, there were options outstanding for the purchase of 15,315,120 common shares (including unearned stock option grants totaling 11,775,745 shares related to performance targets), warrants for the purchase of 22,564,255 common shares, and 8,108,356 shares of the Company’s common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 16,124,764 common shares (9,020,264 common shares at the current price of $0.25 per share and 7,104,500 common shares at the current price of $2.00 per share) reserved and are issuable upon conversion of convertible debentures of $16,464,066. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the September 30, 2021, calculation of net loss per share because their impact is antidilutive.

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the years ended September 30, 2022 and 2021 and comprehensive loss for those periods.

Dividend Policy – The Company has never paid any cash dividends and intends, for the foreseeable future, to retain any future earnings for the development of its business. The Company’s future dividend policy will be determined by the board of directors on the basis of various factors, including results of operations, financial condition, capital requirements and investment opportunities.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions related to intraperiod tax allocations, foreign subsidiaries, and interim reporting that are present within existing GAAP rules. The ASU also provides updated guidance regarding the tax treatment of certain franchise taxes, goodwill and nontaxable entities, among other items. In addition, ASU 2019-12 clarifies that the effect of a change in tax laws or rates should be reflected in the annual effective tax rate computation during the interim period that includes the enactment date. We adopted ASU 2019-12 as of October 3, 2021, (as of the beginning of fiscal 2022) and its adoption did not have a material impact on the Company’s consolidated financial statements.

Based on the Company’s review of accounting standard updates issued since the filing of the September 30, 2022 Form 10-K, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a significant impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4. AI DEEP LEARNING PLATFORM

During the year ended September 30, 2022, the Company’s AI deep learning platform began generating revenue from digital asset sales of NFT’s and had sales of $4,360,087. The Company’s sales of NFT’s are generated using the NFT digital exchange, OpenSea. Customers purchasing the NFT’s must make payments in the crypto currency, Ethereum. The Ethereum is received into a digital wallet and then moved to an account at Coinbase where the Ethereum is converted to U.S. dollars. During the three months ended December 31, 2021, the Company was not able to establish a digital wallet and corporate account at Coinbase in order to receive the Ethereum. The Company used the digital wallet and Coinbase account of the Company’s CEO. The Company and the CEO executed an assignment of his account to the Company while the Company establishes its own Coinbase account. All proceeds received from the sale of NFT were deposited in the CEO’s personal digital accounts.

After the sale of the NFT, the Ethereum is converted to US dollars as soon as practically possible. The Company records the total value of the gross NFT sale in revenue. Costs incurred in connection with the NFT transaction are recorded in the statement of operations as selling and transactional cost of digital assets and include costs to outside consultants, estimated employee and CEO special bonus compensation, digital asset conversion losses and estimated sales and use tax. The amount totaled $3,430,438 for the year ended September 30, 2022. As of September 30, 2022, accrued expenses include $343,878 of expenses, primarily sales and use tax and other expenses.

5. PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2022 and 2021 was comprised of the following:

	Estimated Useful Lives	September 30, 2022	September 30, 2021
Machinery and equipment	2-3 years	$1,510,265	$654,798
Leasehold improvements	5 years	3,612	3,612
Furniture and fixtures	5 years	26,855	26,855
Less: accumulated depreciation		(677,755)	(356,761)
		$862,977	$328,504

Total depreciation expense was $320,995 and $99,693 for the years ended September 30, 2022 and 2021, respectively. All equipment is used primarily for research and development purposes and accordingly $304,637 in depreciation is classified in research and development expenses during the year ending September 30, 2022.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LEASES

The Company has entered into operating leases for office and development facilities. These leases have terms which range from two to three years and include options to renew. These operating leases are listed as separate line items on the Company’s consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company’s consolidated balance sheets. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $302,000 as of September 30, 2022. Operating lease right-of-use assets and liabilities commencing after October 1, 2018 are recognized at commencement date based on the present value of lease payments over the lease term. During years ended September 30, 2022 and 2021, the Company amended three leases expire and recognized the rent payments as an expense in the current period. As of September 30, 2022 and 2021, total operating lease liabilities for remaining long term lease was approximately $302,000 and $291,000, respectively. In the years ended September 30, 2022 and 2021, the Company recognized approximately $289,018 and $139,643, respectively, in total lease costs for the leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating right-of-use assets and related lease liabilities as of and for the year ended September 30, 2022 was as follows:

Cash paid for ROU operating lease liability $292,363

Weighted-average remaining lease term 17 months

Weighted-average discount rate 7%

The minimum future lease payments as of September 30, 2022 are as follows:

Years Ended September 30,	$
2023	$194,537
2024	127,232
Total remaining payments	321,769
Less Imputed Interest	(19,254)
Total lease liability	$302,515

7. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible notes payable as of September 30, 2022 and 2021 consisted of the following:

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve, a significant stockholder, $1,071,000 under convertible promissory or OID notes. We recorded accrued interest of $86,562 and $71,562 as of September 30, 2021 and 2020, respectively. On December 7, 2022, we signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2023.

Convertible Redeemable Promissory Notes with J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The warrants were valued at $110,545. Because the note is immediately convertible, the warrants and beneficial conversion were expensed as interest. The Company recorded accrued interest of $287,290 and $216,246 as of September 30, 2022 and 2021, respectively. On December 7, 2022, the Company approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to January 30, 2023. Mr. Erickson controls J3JE2A2Z.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Debt Offering

Beginning in 2019, the Company entered into series of debt offerings with similar and consistent terms. The Company issued Subordinated Convertible Notes and Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. The notes are convertible into one share of common stock for each dollar invested in a Convertible Note Payable and automatically convert to common stock after one year.  The convertible notes contain terms and conditions which are deemed to be a Beneficial Conversion Feature (BCF).  Warrants are issued to purchase common stock with exercise prices of $1.20 and $2.40 per share and the number of warrants are equal to 50% of the convertible note balance.  The Company compensates the placement agent with a cash fee and warrants.  Through September 30, 2022, the Company has raised approximately $24 million through these offerings, of which $14,209,000 and $5,639,500 were raised in the years ended September 30, 2021 and 2020, respectively.

During the year ended September 30, 2021, the Company issued 6,091,960 shares of common stock related to the automatic conversion of Convertible Notes and interest from a private placement to accredited investors in 2020. The Convertible Notes and interested were automatically converted to Common Stock at $1.00 per share on the one year anniversary starting on October 17, 2020.

The Convertible Notes issued during the year ended September 30, 2021 are initially convertible into 7,104,500 shares of Common Stock, subject to certain adjustments, and the Warrants are initially exercisable for 3,552,250 shares of Common Stock. As of September 30, 2022 all convertible notes and accrued interest had been converted to common stock.

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

During the year ended September 30, 2022, amortization related to the debt offerings of $7,272,911 was recognized as interest expense in the consolidated statements of operations.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible notes payable as of September 30, 2022 and 2021 are summarized below:

	September 30, 2022	September 30, 2021
Convertible note- Clayton A. Struve	$1,071,000	$1,071,000
Convertible note- Ronald P. Erickson and affiliates	1,184,066	1,184,066
2020 Convertible notes	-	5,639,500
2021 Convertible notes	14,209,000	14,209,000
Boustead fee refund (originally booked as contra debt)	-	50,000
Less conversions of notes	(14,209,000)	(5,639,500)
Less debt discount - BCF	-	(4,308,337)
Less debt discount - warrants	-	(1,957,590)
Less debt discount - warrants issued for services	-	(1,056,984)
	$2,255,066	$9,191,155

Note Payable-PPP Loans

On April 30, 2020, the Company received $226,170 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of September 30, 2022 and 2021, the Company recorded interest expense of $4,350 and $3,222, respectively. On April 27, 2022, the Company was notified by the SBA that the Company is required to repay principal of $98,106 and interest of $1,997. The remaining loan and accrued interest balances were forgiven.

On February 1, 2021, the Company received $205,633 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of September 30, 2022 and 2021, the Company recorded interest expense of $2,721 and $1,268, respectively. On June 11, 2022, the Company was notified by the SBA that the Company is required to repay principal of $78,843 and interest of $1,057. The remaining loan and accrued interest balances were forgiven.

As a result of a portion of these loans being forgiven, the Company recognized a gain on loan forgiveness of approximately $253,000 which is included in other income.

8. SIMPLE AGREEMENTS FOR FUTURE EQUITY

Through August 9, 2021, $1,125,000 had been raised through the sale of SAFE instruments. On this date, certain investors elected to convert their SAFE instruments balance and accrued interest into the Company’s common stock. The Company issued 480,600 shares of common stock at an average price of $2.00 per share, or $961,200 related to the conversion into the Company’s common stock. The exercise price was below the fair market value of the Company’s common stock, as such the Company recorded a beneficial conversion feature of $72,090.

The Company also issued five-year warrants to these investors for 240,000 shares of the Company’s common stock. The warrants are exercisable at $2.40 per share. The warrants were valued at $1.641 per share, or $394,332, and were expensed during the year ended September 30, 2021. The Company repaid $253,800 to investors that elected to redeem their SAFE instruments for cash.

The Company recorded interest expense of $90,000 and paid $54,108 to Boustead Securities LLC in fees during the year ended September 30, 2021 related to this transaction. The Company also issued a five-year warrant to Boustead Securities LLC for 43,254 shares of the Company’s common stock. The warrant is exercisable at $2.40 per share and was valued at $1.641 per share or $70,980.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. EQUITY

Authorized Capital Stock

The Company’s authorized capital stock currently consists of 205,000,000 shares, consisting of 200,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share, of which 1,785,715 shares have been designated as series C convertible preferred stock, 1,016,014 shares have been designated as series D convertible preferred stock, and 500 shares have been designated as series F preferred stock.

Series C Convertible Preferred Stock and Warrants

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. On September 30, 2022 and 2021 there are 1,785,715 Series C Preferred shares outstanding. On May 3, 2022, the Company approved the Extension of Warrant Agreement with Clayton Struve, extending the exercise dates to August 4, 2024. As of September 30, 2022 and 2021, there were 1,785,715 shares of series C convertible preferred stock outstanding.

Series D Convertible Preferred Stock

As of September 30, 2022 and 2021, the Company has $750,000 of Series D Preferred Stock outstanding with Clayton A. Struve, an accredited investor. On August 14, 2017, the price of the Series D Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. The Series D Preferred Stock is convertible into shares of common stock at a price of $0.25 per share or by multiplying the number of Series D Preferred Stock shares by the stated value and dividing by the conversion price then in effect, subject to certain diluted events, and has the right to vote the number of shares of common stock the Series D Preferred Stock would be issuable on conversion, subject to a 4.99% blocker. The Preferred Series D has an annual yield of 8% The Series D Preferred Stock is convertible into shares of common stock at a price of $0.25 per share or by multiplying the number of Series D Preferred Stock shares by the stated value and dividing by the conversion price then in effect, subject to certain diluted events, and has the right to vote the number of shares of common stock the Series D Preferred Stock would be issuable on conversion, subject to a 4.99% blocker. The Preferred Series D has an annual yield of 8% if and when dividends are declared. As of September 30, 2022 and 2021, there were 1,016,014 shares of series D convertible preferred stock outstanding.

Series F Preferred Stock

On August 1, 2018, the Company filed with the State of Nevada a Certificate of Designation establishing the Designations, Preferences, Limitations and Relative Rights of Series F Preferred Stock. The Designation authorized 500 shares of Series F Preferred Stock. The Series F Preferred Stock shall only be issued to the current Board of Directors on the date of the Designation’s filing and is not convertible into common stock. As set forth in the Designation, the Series F Preferred Stock has no rights to dividends or liquidation preference and carries rights to vote 100,000 shares of common stock per share of Series F upon a Trigger Event, as defined in the Designation. A Trigger Event includes certain unsolicited bids, tender offers, proxy contests, and significant share purchases, all as described in the Designation. Unless and until a Trigger Event, the Series F shall have no right to vote. The Series F Preferred Stock shall remain issued and outstanding until the date which is 731 days after the issuance of Series F Preferred Stock (“Explosion Date”), unless a Trigger Event occurs, in which case the Explosion Date shall be extended by 183 days. As of September 30, 2022 and 2021, there are no Series F shares outstanding.

Securities Subject to Price Adjustments

If in the future, if the Company sells its common stock at a price below $0.25 per share, the conversion price of our outstanding shares of series C convertible preferred stock and series D convertible preferred stock would adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of the convertible promissory notes referred to above and the exercise price of certain outstanding warrants to purchase 10,154,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,439,707 would adjust below $1.20 per share and warrants totaling 4,465,294 would adjust below $2.40 per share, in each case pursuant to the documents governing such instruments.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted. Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.

Year Ended September 30, 2022

The Company issued 7,672,860 shares of common stock related to the automatic conversion of convertible notes and interest from a private placement to accredited investors in 2021. The convertible notes and interest were automatically converted to common stock at $2.00 per share on the one-year anniversary in March 2022.

The Company issued 1,045,724 shares of common stock related to warrant exercises and received $838,487.

The Company issued 26,293 shares related to the exercise of stock option grants and received $26,887.

The Company issued 104,634 shares each to three directors and three consultants at $1.749 per share.

On September 20, 2022, the Company completed a public offering of our common stock pursuant to which the Company sold 4,140,000 shares of common stock, at a purchase price of $2.00 per share, for total gross proceeds of $8,280,000. After deducting underwriting commissions and other offering expenses, the Company received net proceeds of $7,424,679.

Year Ended September 30, 2021

The Company issued 6,091,960 shares of common stock related to the automatic conversion of convertible notes and interest from a private placement to accredited investors in 2020. The convertible notes and interested were automatically converted to common stock at $1.00 per share on the one-year anniversary starting on October 17, 2020.

The Company issued 3,676,542 shares of common stock at an average price of 0.582 per share related to the exercise of warrants.

The Company issued 16,875 shares related to the exercise of stock option grants at $1.38 per share.

The Company issued 97,000 shares related to services. The shares were valued at the fair market value of $202,820.

The Company issued 480,600 shares of common stock at an average price of $2.00 per share, or $961,200, related to the conversion of Particle SAFEs into the Company’s common stock.

Warrants to Purchase Common Stock

Year Ended September 30, 2022

The Company issued 389,800 warrants to purchase common stock to three directors and four consultants at $1.899 per share. The warrants expire five years from the date of issuance.

On May 3, 2022, the Company signed an extension of warrant agreement with Clayton Struve, extending the exercise dates as follows:

Warrant No./Class	Issue Date	No. Warrant Shares	Exercise Price	Original Expiration Date	Amended Expiration Date
Clayton A. Struve Warrant	08-14-2017	1,440,000	0.25	08-13-2023	08-13-2024
Clayton A. Struve Warrant	12-12-2017	1,200,000	0.25	12-11-2023	12-11-2024
Clayton A. Struve Warrant	08-04-2016	1,785,715	$0.25	08-04-2023	08-04-2024
Clayton A. Struve Warrant	02-28-2018	1,344,000	$0.25	02-28-2023	02-28-2024

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded interest expense of $244,260 during the year ended September 30, 2022 related to the extension of the warrants.

Warrants to purchase 122,018 shares of common stock at $0.918 per share expired.

On September 20, 2022, pursuant to the Underwriting Agreement, the Company issued a common stock purchase warrant to Boustead Securities, LLC  for the purchase of 289,800 shares of common stock at an exercise price of $2.40, subject to adjustments. The Warrant is exercisable at any time and from time to time, in whole or in part, until September 15, 2027 and may be exercised on a cashless basis. The Warrant also includes customary anti-dilution provisions and immediate piggyback registration rights with respect to the registration of the shares underlying the Warrant. The Warrant and the shares of common stock underlying the Warrant were registered as a part of the Registration Statements.

The Company issued 1,045,724 shares of common stock related to warrant exercises and received $838,487.

Year Ended September 30, 2021

The Company issued warrants to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is immediately vested and exercisable on a cash or cashless basis at $1.53 per share and was valued using a Black-Scholes model at $1,811,691.

The Company issued warrants to five directors and consultants for 269,510 shares of common stock. The five year warrant is convertible at $1.918 per share and was valued using a Black-Scholes model at $735,745.

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

Warrants to purchase 384,359 shares of common stock were forfeited at an average of $1.155 per share.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the warrants outstanding as of September 30, 2022 were as follows:

	September 30, 2022
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	22,564,255	$0.998
Issued	389,800	2.271
Exercised	(1,045,724)	(0.835)
Forfeited	-	-
Expired	(122,018)	(0.918)
Outstanding at end of period	21,786,313	$1.029
Exerciseable at end of period	21,786,313

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2022:

	September 30, 2022
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exerciseable	Price
10,569,381	1.26	$0.250	10,569,381	$0.250

6,512,207	2.35	1.20-1.85	6,512,207	1.20-1.85
4,694,725	3.61	2.00-3.00	4,694,725	2.00-3.00
10,000	0.75	4.080	10,000	4.080
21,786,313	2.85	$1.029	21,786,313	$1.029

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the year ended September 30, 2022 were as follows:

Dividend yield	0%
Expected life	3-5 years
Expected volatility	104%
Risk free interest rate	2.96%

There were vested and in the money warrants of 21,786,313 with an aggregate intrinsic value of $24,047,814.

10. EQUITY INCENTIVE PLANS

On August 12, 2021, the Company established its 2021 Equity Incentive Plan (the “2021 Plan”), which was adopted by stockholders on October 15, 2021. The Company initially had 20,000,000 shares of its common stock authorized as the maximum number of shares of common stock that may be delivered to participants under the 2021 Plan, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. This number was increased to 22,000,000 shares of common stock as of January 1, 2022 as a result of the automatic share reserve increase described below.

On January 23, 2019, the Board approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 2,200,000 to 2,500,000 to common shares. On May 22, 2019, the Compensation Committee approved an amendment to its 2011 Stock Incentive Plan increasing the number of shares of common stock reserved under the Incentive Plan from 2,500,000 to 3,000,000 to common shares. On November 23, 2020, the Board of Directors increased the size of the stock available under the Stock Option Plan by 9,750,000 shares. This increase is based on an industry peer group study. The 2011 Plan terminated on April 19, 2021.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company initially had 20,000,000 shares of its common stock authorized as the maximum number of shares of the Company’s common stock that may be delivered to participants under the 2021 Plan, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. This number was increased to 22,000,000 shares of common stock as of January 1, 2022 as a result of the automatic share reserve increase.  Shares subject to an award under the 2021 Plan for which the award is canceled, forfeited or expires again become available for grants under the 2021 Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the 2021 Plan. As of the date of this report on Form 10-K, 13,816,370 shares of our common stock remain available for issuance under the 2021 Plan. The 2021 Plan also authorizes for issuance the sum of (A) any shares of our common stock that, as of the date of stockholder approval of the 2021 Plan, have been reserved but not issued pursuant to any awards granted under our 2011 Stock Incentive Plan, as amended, or the 2011 Plan, and (B) any shares of our common stock subject to stock options or similar awards granted under the 2011 Plan that, after the date of stockholder approval of the 2021 Plan, expire or otherwise terminate without having been exercised in full and shares of our common stock issued pursuant to awards granted under the 2011 Plan that are forfeited to or repurchased by us, with the maximum number of shares of our common stock to be added to the 2021 Plan pursuant to clause (ii) equal to 13,816,370.

Year Ended September 30, 2022

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

During the year ended September 30, 2022, the Company also issued stock option grants to nineteen employees and consultants for 3,336,000 shares at an average exercise price of $1.726 per share. The stock option grants expire in five years. The stock option grants primarily vest quarterly over four years.

During the year ended September 30, 2022, the Company issued 26,293 shares related to the exercise of stock option grants and received $26,887.

During the year ended September 30, 2022, eight employees and consultants forfeited stock option grants for 1,132,457 shares at an average of $2.057 per share.

Year Ended September 30, 2021

During the year ended September 30, 2021, the Company issued stock option grants to seventeen employees and consultants totaling 10,650,745 shares of common stock at an average price of $1.766 per share. The stock option grants expire in five years. Stock option grants totaling 9,145,745 vest when earned based on certain performance criteria and 1,505,000 option grants generally vest quarterly over 4 years, with nothing vesting in the first two quarters. No stock compensation expense has been recorded through September 30, 2021 for those options with performance milestones.

On December 15, 2020, the Company issued stock option grants to purchase 3,997,870 shares to two officers which vest in increments if the market capitalization of the Company commons stock exceeds for 20 consecutive trading days starting at $100 million to $1 billion.  The Company estimated at grant date the fair value of these options at approximately $1,116,146 which is being amortized over 5 years.  As of September 30, 2022 there is expense of $716,618 to be recognized over the remaining service period.  The Company valued these stock options using the Monte Carlo pricing model which included key assumptions of 100% stock volatility, five year life and no forfeitures.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended September 30, 2021, two consultants exercised stock option grants for 20,625 shares at $1.359 per share.

During the year ended September 30, 2021, an employee forfeited a stock option grant for 120,000 shares at $3.30 per share.

Stock option activity for the years ended September 30, 2022 and 2021 was as follows:

		Weighted Average
	Options	Exercise Price	Proceed $
Outstanding as of September 30, 2020	4,805,000	$1.161	$5,580,550
Granted	10,650,745	1.766	18,807,990
Exercised	(20,625)	(1.359)	(28,031)
Forfeitures	(120,000)	(3.300)	(396,000)
Outstanding as of September 30, 2021	15,315,120	1.565	23,964,509
Granted	6,636,000	1.815	12,045,330
Exercised	(26,293)	(1.376)	(36,170)
Forfeitures	(1,132,457)	(2.057)	(2,329,267)
Outstanding as of September 30, 2022	20,792,370	$1.618	$33,644,402

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2022:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exerciseable	Exerciseable
$0.25	230,000	0.96	$0.250	215,625	$0.250
1.10-1.25	2,905,625	3.21	1.100	1,765,951	1.100
1.28-1.67	12,320,745	2.34	1.499	1,788,625	1.380
1.79-3.67	5,336,000	4.04	2.312	928,250	2.128
	20,792,370	3.93	$1.618	4,698,451	$1.452

There are stock option grants of 20,792,370 shares as of September 30, 2022 with an aggregate intrinsic value of $14,265,304.

There are 20,792,370 (including unearned stock option grants totaling 9,704,620 shares related to performance milestones) options to purchase common stock at an average exercise price of $1.618 per share outstanding as of September 30, 2022 under the 2021 Plan. The Company recorded $4,421,634 and $1,028,522 of compensation expense, net of related tax effects, relative to stock options for the years ended September 30, 2022 and 2021, respectively, in accordance with ASC 718. As of September 30, 2022, there is $8,850,989 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.93 years.

As of September 30, 2021, the 2020 Particle Stock Incentive Plan was terminated and all stock option grants were cancelled by the participants. The Company recorded $197,553 of compensation expense, net of related tax effects, relative to Particle stock options for the year ended September 30, 2021 in accordance with ASC 718.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Transactions with Clayton Struve

See Notes 7 and 9 for related party transactions with Clayton A. Struve, a significant stockholder.

On January 28, 2021, Clayton A. Struve exercised warrants on a cashless basis for 889,880 shares of common stock at $0.25 per share.

Transactions with Ronald P. Erickson

See Notes 7, 9, 10 and 12 for related party transactions with Ronald P. Erickson, the Company’s Chairman, and affiliated entities.

On November 4, 2019, the Company granted a stock option grant to Ronald P. Erickson for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vests upon uplisting to the NASDAQ or NYSE exchanges. The Company’s common stock began trading on NYSE American under the symbol “KNW” on September 16, 2022 and the Company expensed $1,207,200 during the year ended September 30, 2022.

On June 1, 2020, Mr. Erickson received a salary of $10,000 per month for work on Particle, Inc. This salary was cancelled as of August 15, 2021.

On December 15, 2020, the Company issued a stock option grant to Ronald P. Erickson for 1,865,675 shares at an exercise price of $1.53 per share. The stock option grant expires in five years. The grant vests in increments if the market capitalization of the Company’s commons stock exceeds for 20 consecutive trading days starting at $100 million to $1 billion.  The Company estimated at grant date the fair value of these options at approximately $520,869 which is being amortized over 5 years.  As of September 30, 2022, the Company recorded a cumulative expense of $186,657.  The Company is valuing this stock option using the Monte Carlo pricing model which included key assumptions of 100% stock volatility, five year life and no forfeitures. The stock option grant was not vested as of September 30, 2022.

On December 15, 2020, the Company issued a stock option grant to Ronald P. Erickson for 1,865,675 shares at an exercise price of $1.53 per share. The stock option grant expires in five years. The Company’s common stock began trading on NYSE American under the symbol “KNW” on September 16, 2022 and the Company expensed $263,593 during the year ended September 30, 2022. The stock option grants vest when earned based on certain performance criteria.

On December 15, 2020, the Company issued a fully vested warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five-year warrant is exercisable for cash or non-cash at $1.53 per share and was valued using a Black-Scholes model at $1,811,691.

The Company paid $120,000 and $272,500 of salaries and vacation pay to Mr. Erickson during the year ended September 30, 2022 and 2021 that were previously accrued and reported but were deferred.,

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $295,418 and $421,599 as of September 30, 2022 and 2021, respectively.

Transactions with Phillip A. Bosua

See Notes 4, 10 and 12 for related party transactions with Phillip A. Bosua.

On June 1, 2020, Mr. Bosua received a salary of $10,000 per month for work on Particle, Inc. This salary was cancelled as of August 15, 2021.

On December 15, 2020, the Company issued a stock option grant to Phillip A. Bosua for 2,132,195 shares at an exercise price of $1.53 per share. The stock option grant expires in five years. The grant vests in increments if the market capitalization of the Company’s commons stock exceeds for 20 consecutive trading days starting at $100 million to $1 billion.  The Company estimated at grant date the fair value of these options at approximately $595,277 which is being amortized over 5 years.  As of September 30, 2022, the Company recorded a cumulative expense of $231,321.  The Company is valuing this stock option using the Monte Carlo pricing model which included key assumptions of 100% stock volatility, five year life and no forfeitures. The stock option grant was not vested as of September 30, 2022.

On December 15, 2020, the Company issued a stock option grant to Phillip A. Bosua for 2,132,195 shares at an exercise price of $1.53 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria. The Company’s common stock began trading on NYSE American under the symbol “KNW” on September 16, 2022 and we expensed $301,249 during the year ended September 30, 2022.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 18, 2021, the Company approved a $250,000 bonus for Mr. Bosua. The bonus was paid during April 2021.

As compensation for the development of the NFT sales, Mr. Bosua was paid $1,087,928 in compensation and $91,500 for rent expense during the year ended September 30, 2022.

Stock Issuances to Named Executive Officers and Directors

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

12. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. The Company is currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to the Company’s business.

Employment Agreements

On April 10, 2018, the Company entered into an amended employment agreement for Ronald P. Erickson which amends the Company’s employment agreement with him dated July 1, 2017. The employment agreement provides for a base salary of $180,000 per year, which was increased to $215,000 from May 1, 2020 to March 31, 2021 and to $300,000 from April 1, 2021 to March 15, 2022 and to $325,000 from March 15, 2022 to September 30, 2022. The compensation committee and the board of Particle compensated Mr. Erickson with an annual salary of $120,000 from June 1, 2020 to August 15, 2021. Mr. Erickson will be entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. The employment agreement is for an initial term of 12 months (subject to earlier termination) and will be automatically extended for additional 12-month terms unless either party notifies the other party of its intention to terminate the employment agreement with at least ninety (90) days prior to the end of the initial term or renewal term. If the Company terminates Mr. Erickson’s employment at any time prior to the expiration of the term without cause, as defined in the employment agreement, or if Mr. Erickson terminates his employment at any time for “good reason” or due to a “disability,” Mr. Erickson will be entitled to receive (i) his base salary amount for one year; and (ii) medical benefits for eighteen months.

On April 10, 2018, the Company entered into an employment agreement with Phillip A. Bosua reflecting his appointment as Chief Executive Officer. The employment agreement provides for a base salary of $225,000 per year, which was increased to $260,000 from May 1, 2020 to March 31, 2021 and to $350,000 from April 1, 2021 to September 30, 2022. The compensation committee and the board of directors of Particle compensated Phillip A. Bosua with an annual salary of $120,000 from June 1, 2020 to August 15, 2021. Mr. Bosua also received 500,000 shares of common stock valued at $0.33 per share may be entitled to bonuses and equity awards at the discretion of the board or a committee of the board. Mr. Bosua will be entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. The employment agreement is for an initial term of 12 months (subject to earlier termination) and will be automatically extended for additional 12-month terms unless either party notifies the other party of its intention to terminate the employment agreement with at least ninety (90) days prior to the end of the initial term or renewal term. If the Company terminates Mr. Bosua’s employment at any time prior to the expiration of the term without cause, as defined in the employment agreement, or if Mr. Bosua terminates his employment at any time for “good reason” or due to a “disability,” Mr. Bosua will be entitled to receive (i) his base salary amount for one year; and (ii) medical benefits for eighteen months.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 13, 2022, the Company entered into an employment agreement with Peter J. Conley reflecting his appointment as our Chief Financial Officer and Senior Vice President, Intellectual Property. The employment agreement provides for a base salary of $300,000 and Mr. Conley may also be entitled to bonuses from time to time as determined by our board of directors or our compensation committee in their sole discretion. Mr. Conley is eligible to participate in of all our employee benefit plans, policies and arrangements that are applicable to other executive officers, as such plans, policies and arrangements may exist or change from time to time at our discretion. We will reimburse Mr. Conley for reasonable travel, entertainment and other expenses he incurs in the furtherance of his duties under the employment agreement. The employment agreement is at will, meaning either we or Mr. Conley may terminate the employment relationship at any time, with or without cause, upon written notice to the other party. The employment agreement provides for severance pay equal to 12 months of then-in-effect base salary if Mr. Conley is terminated without “cause” or voluntarily terminates his employment for “good reason,” as defined in the employment agreement.

Properties and Operating Leases,

The Company is obligated under the following leases for its various facilities.

Corporate Offices

On April 13, 2017, the Company leased its executive office located at 500 Union Street, Suite 810, Seattle, Washington, USA, 98101. The Company leases 943 square feet and the current net monthly payment is $3,334. The monthly payment increases approximately 3% each year and the lease expired on May 31, 2022. On October 31, 2021, the Company extended the lease from June 1, 2022 to May 31, 2023 at $2,986 per month.

Lab Facilities and Executive Offices

On May 18, 2021, the Company entered into a lease for its lab facilities located at 914 E Pine Street, Suite 212, Seattle, WA 98122 and leased 2,642 square feet. The net monthly lease payment was $8,697 and increases by 3% annually. The lease expires on June 30, 2024. The lease can be extended for one additional three year term.

On October 11, 2021, the Company entered into the First Amendment of Lease and added 2,485 square feet for $5,000 per month. On September 20, 2022, the Company entered into the Second Amendment of Lease for additional space. The expanded space will be utilized for research and testing. The Amendment of Lease expires on December 31, 2023.

On September 22, 2022, the Company leased lab facilities and executive offices at 58969 Carmelita Circle, Yucca Valley, CA 92284 from Phillip Bosua, the Company’s CEO. The Company leased 1,700 square feet of the total 2,134 square feet of the premises and the current net monthly payment is $7,000. The lease expires September 30, 2023 and can be extended on a month to month basis. The Company paid $91,500 in rent on September 28, 2022 for the period September 1, 2021 to September 30, 2022.

On November 22, 2022, the Company leased additional lab facilities at 123 Boylston Ave, Suite C, Seattle, WA 98102. The Company leased 1,800 square feet and the current net monthly payment is $2,250. The lease expires November 22, 2023.

13. INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards. The net operating loss carryforwards arise from United States sources.

Losses arising from United States taxable operations were approximately $7.3 million and $7.5 million for the years ended September 30, 2022 and 2021.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has Federal net operating loss carryforwards of approximately $44.6 million which expire in 2028-2042. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance equal to 100% of the gross deferred tax asset of approximately $11.4 million and $9.7 million was established as of September 30, 2022 and 2021, respectively. The Company does not recognize the majority of state tax loss operating loss carryforwards as a deferred tax asset given it no longer has any operation in those states.

Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future. The Company is subject to possible tax examination for the years 2017 through 2022.

The principal components of the Company’s deferred tax assets at September 30, 2022 and 2021 are as follows:

	2022	2021
Net operating loss carryforward	$9,372,000	$8,051,000
Stock based compensation	1,677,000	975,000
Intangibles	221,000	276,000
Accruals and reserves	97,000	399,000
Total deferred tax asset	11,367,000	9,701,000
Valuation allowance	(11,367,000)	(9,701,000)
Net deferred tax assets	$-	$-
Change in valuation allowance during the year	$(1,666,000)	$(1,092,357)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended September 30, 2022 and 2021 are as follows. For the years ended September 30, 2022 and 2021, the Company’s effective tax rate differs from the federal statutory rate principally due to nondeductible expenses paid with equity instruments plus an increase in the deferred tax asset valuation allowance.

	2022	2021
Income tax provision at statutory rate	-21%	-21%
Non deductible expenses paid with equity instruments	9%	12%
Change in valuation allowance	8%	7%
Other and prior year true up	4%	2%
Effective tax rate	0%	0%

As of September 30, 2022, there were no uncertain tax positions. Management does not anticipate any future adjustments in the next twelve months which would result in a material change to its tax position. For the years ended September 30, 2022 and 2021, the Company did not have any interest and penalties.

14. SEGMENT REPORTING

The management of the Company considers the business to currently have two operating segments (i) the development of the Bio-RFID™” and “ChromaID™” technologies; (ii) Particle, Inc. technology; and (iii) AI sales of NFT products.

Particle commenced operations in the year ended September 30, 2020. AI commenced operations during the year ended September 30, 2021.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reporting for the year ended September 30, 2022 and 2021 was as follows (in thousands):

		Segment
		Operating	Segment
Segment	Revenue	Profit (Loss)	Assets
Year Ended September 30, 2022
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(13,482)	$13,360
Particle, Inc. technology	-	(22)	-
Digital asset sales	4,360	930	398
Total segments	$4,360	$(12,574)	$13,758

Year Ended September 30, 2021
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(9,373)	$12,867
Particle, Inc. technology	-	(1,073)	22
Total segments	$-	$(10,446)	$12,889

During years ended September 30, 2022 and 2021, the Company incurred non-cash expenses related to operations of $5,121,290 and $3,978,092.

15. SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to September 30, 2022, there were the following material transactions that require disclosure:

On November 22, 2022, the Company leased additional lab facilities at 123 Boylston Ave, Suite C, Seattle, WA 98102. The Company leased 1,800 square feet and the current net monthly payment is $2,250. The lease expires November 22, 2023.

On October 24, 2022, the Company issued stock option grants to employees for 80,000 shares at an exercise price of $1.59 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years after two quarters.

On November 7, 2022, the Company issued 50,000 shares of common stock at an average price of $0.25 per share related to the exercise of warrants.

On December 7, 2022, the Company approved the Amendments to the senior secured convertible redeemable notes with Ronald P. Erickson, extending the due dates to January 30, 2023.

On December 7, 2022, the Company approved the Amendments to the senior secured convertible redeemable notes with Clayton Struve, extending the due dates to September 30, 2023.

On December 7, 2022, the Company approved the Extension of Warrant Agreement with Clayton Struve, extending the exercise dates as follows:

Warrant No./Class	Issue Date	No. Warrant Shares	Exercise Price	Current Expiration Date as of 04-26-2022	Amended Expiration Date as of 10-25-2022
Clayton A. Struve Warrant	08-14-2017	1,440,000	$0.25	08-13-2024	08-13-2025
Clayton A. Struve Warrant	12-12-2017	1,200,000	$0.25	12-11-2024	12-11-2025
Clayton A. Struve Warrant	08-04-2016	1,785,715	$0.25	08-04-2024	08-04-2025
Clayton A. Struve Warrant	02-28-2018	1,344,000	$0.25	02-28-2024	02-28-2025

On December 14, 2022, the Company issued a stock option grant to Ronald P. Erickson for 1,000,000 shares at an exercise price of $1.41 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

On December 14, 2022, the Company issued a stock option grant to Phillip A. Bosua for 1,250,000 shares at an exercise price of $1.41 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years

On December 14, 2022, the Company approved the extension of warrants with Ronald P. Erickson and/or entities with which he is affiliated for 1,894,666 shares from January 30, 2023 to January 30, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 20, 2022	KNOW LABS, INC.

/s/ Phillip A. Bosua
Name: Phillip A. Bosua
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Peter J. Conley
Name: Peter J. Conley
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Phillip A. Bosua	Chief Executive Officer and Director (principal executive officer)	December 20, 2022
Phillip A. Bosua

/s/ Peter J. Conley	Chief Financial Officer (principal financial and accounting officer)	December 20, 2022
Peter J. Conley

/s/ Ronald P. Erickson	Chairman of the Board	December 20, 2022
Ronald P. Erickson

/s/ William A. Owens	Director	December 20, 2022
William A. Owens

/s/ Jon Pepper	Director	December 20, 2022
Jon Pepper

/s/ Ichiro Takesako	Director	December 20, 2022
Ichiro Takesako

63

SUBSIDIARIES

As of September 30, 2022, the following were the Registrant's significant operating Subsidiaries:

Name:   Particle, Inc.

Country of Organization:   U.S.

Percent Ownership by Registrant:   100.0% by Know Labs, Inc.

Name:   AI Mind, Inc.

Country of Organization:   U.S.

Percent Ownership by Registrant:   100.0% by Know Labs, Inc.

64