Form 10-Q
period 2022-12-31
KNOW LABS, INC.
filed 2023-02-14
CIK 1074828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, $.001 par value, issued and outstanding as of February 14, 2023: 48,207,937 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ITEM 1.	FINANCIAL STATEMENTS

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS Unaudited

	December 31, 2022	September 30, 2022 (1)
ASSETS	Unaudited

CURRENT ASSETS:
Cash and cash equivalents	$9,680,272	$12,593,692
Total current assets	9,680,272	12,593,692

PROPERTY AND EQUIPMENT, NET	770,663	862,977

OTHER ASSETS
Other assets	15,765	13,767
Operating lease right of use asset	243,526	287,930

TOTAL ASSETS	$10,710,226	$13,758,366

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$404,619	$526,968
Accrued expenses	464,830	462,940
Accrued expenses - related parties	322,697	348,264
Convertible notes payable, net	2,255,066	2,255,066
Current portion of operating lease right of use liability	210,790	215,397
Total current liabilities	3,658,002	3,808,635

NON-CURRENT LIABILITIES:
Operating lease right of use liability, net of current portion	45,993	87,118
Total non-current liabilities	45,993	87,118

COMMITMENTS AND CONTINGENCIES (Note 11)	-	-

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value, 5,000,000 shares authorized, Series C and D shares issued and outstanding as follows:
Series C Convertible Preferred stock $0.001 par value, 1,785,715 shares authorized, 1,785,715 shares issued and outstanding at 12/31/2022 and 9/30/2022, respectively	1,790	1,790
Series D Convertible Preferred stock $0.001 par value, 1,016,014 shares authorized, 1,016,004 shares issued and outstanding at 12/31/2022 and 9/30/2022, respectively	1,015	1,015
Common stock - $0.001 par value, 200,000,000 shares authorized, 48,207,937 and 48,156,062 shares issued and outstanding at 12/31/2022 and 9/30/2022, respectively	48,209	48,158
Additional paid in capital	112,175,814	111,209,388
Accumulated deficit	(105,220,597)	(101,397,738)
Total stockholders' equity	7,006,231	9,862,613

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,710,226	$13,758,366

(1)    Derived from the audited consolidated balance sheet.

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended,
	December 31, 2022	December 31, 2021

REVENUE- DIGITAL ASSET SALES	$-	$4,351,400
OPERATING EXPENSES-
RESEARCH AND DEVELOPMENT EXPENSES	1,743,051	885,752
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,905,071	1,216,947
SELLING AND TRANSACTIONAL COSTS FOR DIGITAL ASSETS	-	3,118,360
Total operating expenses	3,648,122	5,221,059
OPERATING LOSS	(3,648,122)	(869,659)

OTHER INCOME (EXPENSE):
Interest expense	(227,170)	(4,486,960)
Other income	52,433	-
Total other (expense), net	(174,737)	(4,486,960)

LOSS BEFORE INCOME TAXES	(3,822,859)	(5,356,619)

Income tax expense	-	-

NET LOSS	$(3,822,859)	$(5,356,619)

Basic and diluted loss per share	$(0.08)	$(0.15)

Weighted average shares of common stock outstanding- basic and diluted	48,187,339	35,479,073

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY Unaudited

	Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Equity
Balance as of October 1, 2021	1,785,715	$1,790	1,016,004	$1,015	35,166,551	$35,168	$82,530,684	$(81,326,494)	$1,242,163
Stock compensation expense - employee options	-	-	-	-	-	-	204,170	-	204,170
Issuance of common stock for exercise of warrants	-	-	-	-	801,486	801	765,685	-	766,486
Issuance of common stock for stock option exercises	-	-	-	-	1,875	2	2,342	-	2,344
Net loss	-	-	-	-	-	-	-	(5,356,619)	(5,356,619)
Balance as of December 31, 2021	1,785,715	1,790	1,016,004	1,015	35,969,912	35,971	83,502,881	(86,683,113)	(3,141,456)
Balance as of October 1, 2022	1,785,715	1,790	1,016,004	1,015	48,156,062	48,158	111,209,388	(101,397,738)	9,862,613
Stock compensation expense - employee options	-	-	-	-	-	-	744,640	-	744,640
Issuance of common stock for stock option exercises	-	-	-	-	1,875	1	2,342	-	2,343
Issuance of common stock for exercise of warrants	-	-	-	-	50,000	50	12,450	-	12,500
Interest expense for extension of notes and warrants	-	-	-	-	-	-	206,994	-	206,994
Net loss	-	-	-	-	-	-	-	(3,822,859)	(3,822,859)
Balance as of December 31, 2022	1,785,715	$1,790	1,016,004	$1,015	48,207,937	$48,209	$112,175,814	$(105,220,597)	$7,006,231

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended,
	December 31, 2022	December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,822,859)	$(5,356,619)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	103,160	41,672
Stock based compensation- stock option grants	744,640	204,170
Right of use, net	(1,328)	(1,781)
Interest expense for extension of notes and warrants	206,994	-
Amortization of debt discount to interest expense	-	4,184,657
Changes in operating assets and liabilities:
Other long-term assets	(1,998)	-
Accounts receivable-related party	-	(3,124,581)
Accounts payable - trade and accrued expenses	(146,026)	-
NET CASH (USED IN) OPERATING ACTIVITIES	(2,917,417)	(1,907,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of research and development equipment	(10,846)	(385,488)
NET CASH (USED IN) INVESTING ACTIVITIES:	(10,846)	(385,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for stock options exercise	2,343	2,344
Proceeds from issuance of common stock for warrant exercise	12,500	766,486
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,843	768,830

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,913,420)	(1,524,475)

CASH AND CASH EQUIVALENTS, beginning of period	12,593,692	12,258,218

CASH AND CASH EQUIVALENTS, end of period	$9,680,272	$10,733,743

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements have been prepared by Know Labs, Inc, (“the Company,” “us,” “we,” or “our”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included.

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission on December 20, 2022. The results of operations for the three months ended December 31, 2022 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

The Company is focused on the development and commercialization of proprietary biosensor technologies which are capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify and measure the unique “signature” of said materials or analytes. The Company call these its “Bio-RFID” technology platform when pertaining to radio and microwave spectroscopy and “ChromaID” technology platform when pertaining to optical spectroscopy. The data obtained with biosensor technology is analyzed with trade secret algorithms. There are a significant number of analytes in the human body that relate to health and wellness. The Company’s focus is upon those analytes relating to human health, the identification of which provide diagnostic information and require, by their nature, clearance by the United States Food and Drug Administration.

On April 30, 2020, the Company incorporated Particle, Inc. (“Particle”) in the State of Nevada. Particle is focused on the development and commercialization of the Company’s extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains the parent company’s singular focus. Since incorporation, Particle has engaged in research and development activities on threaded light bulbs that have a warm white light and can inactivate germs, including bacteria and viruses. It is seeking partners to take the product to market.

On September 17, 2021, the Company incorporated AI Mind, Inc. (“AI Mind”) in the State of Nevada. AI Mind was focused on monetizing the AI deep learning platform. Since incorporation, it initially focused on creating graphical images which were sold as Non Fungible Tokens (“NFTs”). The Company does not expect future activity or revenue from that source. During the year ended September 30, 2022, the Company’s AI deep learning platform began generating revenue from digital asset sales of NFTs and had sales of $4,360,087 of which substantially all were recorded in the three months ended December 31, 2021.

2. LIQUIDITY AND GOING CONCERN

The Company has cash and cash equivalents of $9,680,272 and net working capital of $8,277,336 (exclusive of convertible notes payable) as of December 31, 2022. The Company anticipates that it will record losses from operations for the foreseeable future. The Company believes that it has enough available cash to operate until at least February 15, 2024. As of December 31, 2022, the Company’s accumulated deficit was $105,220,597. The Company has had limited capital resources and intends to seek additional cash via equity and debt offerings.

On September 20, 2022, the Company completed a public offering of the Company’s common stock pursuant to which the Company sold 4,140,000 shares of common stock, at a purchase price of $2.00 per share, for total gross proceeds of $8,280,000. After deducting underwriting commissions and other offering expenses, we received net proceeds of $7,424,679.

The proceeds of warrants currently outstanding, which could be exercised on a cash basis, may generate potential proceeds of up to $15,681,788. The Company expects that portions of these warrants will be exercised.

3. SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation –The preparation of these unaudited condensed consolidated financial statements was prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Particle and AI Mind. Intercompany items and transactions have been eliminated in consolidation.

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

Equipment – Equipment consists of machinery, leasehold improvements and  furniture and fixtures, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 2-5 years, except for leasehold improvements which are depreciated over 5 years.

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

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. During the three months ended December 31, 2021, the Company’s artificial AI deep learning platform generated revenue from digital asset sales of NFTs. The Company engineering team, using its research data, AI and proprietary algorithms, produced NFTs in the form of digital art. The NFTs produced had no recorded cost basis. The Company does not expect future activity or revenue from that source.

Research and Development Expenses – Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s current research and development efforts are primarily focused on improving its Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. The Company believes that continued development of new and enhanced technologies is essential to its future success. The Company incurred expenses of 1,743,051 and $885,752 for the three months ended December 31, 2022 and 2021, respectively, on development activities.

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the three months ended December 31, 2022 and 2021 were $51,084 and $294,391, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2022 and September 30, 2022 are based upon the short-term nature of the assets and liabilities.

The Company has a money market account which is considered a Level 1 asset. The balance as of December 31, 2022 and September 30, 2022 was $9,024,335 and $11,821,931, respectively.

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

The Company determined that the conversion features for purposes of bifurcation within its currently outstanding convertible notes payable were immaterial and there was no derivative liability to be recorded as of December 31, 2022 and September 30, 2022.

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

As of December 31, 2022, the Company had 48,207,937 shares of common stock issued and outstanding. As of December 31, 2022, there were options outstanding for the purchase of 24,480,495 common shares (including unearned stock option grants totaling 9,704,620 shares related to performance targets), warrants for the purchase of 21,736,313 common shares, and 8,108,356 shares of our common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 9,020,264 common shares at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,255,066. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the December 31, 2022, calculation of net loss per share because their impact is antidilutive.

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

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the three months ended December 31, 2022 and 2021 and comprehensive loss for those periods.

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

Recent Accounting Pronouncements

Based on the Company’s review of accounting standard updates recently issued, those standards not yet required to be adopted and proposed standards for the future, the Company does believe such items are expected to have a significant impact on the Company’s consolidated financial statements.

4. Artificial Intelligence (AI) Deep Learning Platform

AI Revenue

During the year ended September 30, 2022, the Company’s AI deep learning platform began generating revenue from digital asset sales of NFTs and had sales of $4,360,087. The Company’s sales of NFTs are generated using the NFT digital exchange, OpenSea. Customers purchasing the NFT’s must make payments in the crypto currency, Ethereum. The Ethereum is received into a digital wallet and then moved to an account at Coinbase where the Ethereum is converted to U.S. dollars. During the three months ended December 31, 2021, the Company was not able to establish a digital wallet and corporate account at Coinbase in order to receive the Ethereum. The Company used the digital wallet and Coinbase account of the Company’s CEO. The Company and the CEO executed an assignment of his account to the Company while the Company establishes its own Coinbase account. All proceeds received from the sale of NFT were deposited in the CEO’s personal digital accounts.

After the sale of the NFT, the Ethereum was converted to US dollars as soon as practically possible. The Company recorded the total value of the gross NFT sale in revenue. Costs incurred in connection with the NFT transaction were recorded in the statement of operations as selling and transactional cost of digital assets and include costs to outside consultants, estimated employee and CEO special bonus compensation, digital asset conversion losses and estimated sales and use tax. The amount totaled $3,430,438 for the year ended September 30, 2022. As of December 31, 2022 and September 30, 2022, accrued expenses include $343,878 of expenses, primarily sales and use tax and other expenses.

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2022 and September 30, 2022 was comprised of the following:

	Estimated
	Useful Lives	December 31, 2022	September 30, 2022
Machinery and equipment	2-3 years	$1,521,110	$1,510,265
Furniture and fixtures	5 years	26,855	26,855
Leasehold improvements	5 years	3,612	3,612
Less: accumulated depreciation		(780,914)	(677,755)
		$770,663	$862,977

Total depreciation expense was $103,160 and $41,672 for the three months ended December 31, 2022 and 2021, respectively. All equipment is used primarily for research and development purposes and accordingly $98,002 in depreciation is classified in research and development expenses during the three months ended December 31, 2022.

6.  LEASES

The Company has entered into operating leases for office and development facilities which range from two to three years and include options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use asses are recorded based upon the present value of the lease payments over the expected lease term. As of December 31, 2022 and September 30, 2022, total operating lease liabilities for remaining long term leases was approximately $257,000 and $302,000, respectively. Right of use assets totaled approximately $244,000 and $288,000 at December 31, 2022 and September 30, 2022, respectively.   In the three months ended December 31, 2022 and 2021, the Company recognized $81,599 and $40,629, respectively in total lease costs for the leases. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was 15 months at December 31, 2022 and the weighted average discount rate was 7%.

The minimum future lease payments as of December 31, 2022 are as follows:

Years Ended December 31,	$
2023	$143,828
2024	127,232
Total remaining payments	271,060
Less Imputed Interest	14,277
Total lease liability	$256,783

7. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible notes payable as of December 31, 2022 and September 30, 2022 consisted of the following:

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve, a significant stockholder, $1,071,000 under convertible promissory or OID notes. We recorded accrued interest of $88,452 and $86,562 as of December 31, 2022 and September 30, 2022, respectively. On December 7, 2022, we signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2023. The Company expensed $12,975 during the three months ended December 31, 2022 related to the extension of the notes.

Convertible Redeemable Promissory Notes with J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The Company recorded accrued interest of $305,197 and $287,290 as of December 31, 2022 and September 30, 2022, respectively. On December 7, 2022, the Company approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to January 30, 2023. On January 25, 2023, the Company approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to September 30, 2023. Mr. Erickson controls J3JE2A2Z.

Convertible Debt Offering

Beginning in 2019, the Company entered into series of debt offerings with similar and consistent terms. The Company issued Subordinated Convertible Notes and Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. As of September 30, 2022, all convertible notes and accrued interest had been converted to common stock. During the year ended September 30, 2022, amortization related to the debt offerings of $7,272,911 was recognized as interest expense in the consolidated statements of operations.

Convertible notes payable as of December 31, 2022 and September 30, 2022 are summarized below:

	December 31, 2022	September 30, 2022
Convertible note- Clayton A. Struve	$1,071,000	$1,071,000
Convertible note- Ronald P. Erickson and affiliates	1,184,066	1,184,066
2021 Convertible notes	-	14,209,000
Less conversions of notes	-	(14,209,000)
	$2,255,066	$2,255,066

8. EQUITY

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

Securities Subject to Price Adjustments

If in the future,  the Company sells its common stock at a price below $0.25 per share, the conversion price of our outstanding shares of series C convertible preferred stock and series D convertible preferred stock would adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of the convertible promissory notes referred to above and the exercise price of certain outstanding warrants to purchase 10,074,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,439,707 would adjust below $1.20 per share and warrants totaling 4,424,425 would adjust below $2.40 per share, in each case pursuant to the documents governing such instruments.

Common Stock

Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted. Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.

Three Months Ended December 31, 2022

The Company issued 50,000 shares of common stock related to the exercise of warrants and received $12,500.

The Company issued 1,875 shares related to the exercise of stock option grants and received $2,343.

Warrants to Purchase Common Stock

Three Months Ended December 31, 2022

On December 7, 2022, the Company signed an extension of warrant agreement with Clayton Struve, extending the exercise dates as follows:

Warrant No./Class	Issue Date	No. Warrant Shares	Exercise Price	Current Expiration Date	Amended Expiration Date
Clayton A. Struve Warrant	08-14-2017	1,440,000	$0.25	08-13-2024	08-13-2025
Clayton A. Struve Warrant	12-12-2017	1,200,000	$0.25	12-11-2024	12-11-2025
Clayton A. Struve Warrant	08-04-2016	1,785,715	$0.25	08-04-2024	08-04-2025
Clayton A. Struve Warrant	02-28-2018	1,344,000	$0.25	02-28-2024	02-28-2025

The Company recorded interest expense of $194,019 during the three months ended December 31, 2022 related to the extension of the warrants.

A summary of the warrants outstanding as of December 31, 2022 were as follows:

	December 31, 2022
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	21,786,313	$1.029
Issued	-	-
Exercised	(50,000)	(0.250)
Forfeited	-	-
Expired	-	-
Outstanding at end of period	21,736,313	$1.031
Exercisable at end of period	21,736,313

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2022:

	December 31, 2022
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exercisable	Price
10,519,381	1.74	$0.250	10,519,381	$0.250
6,512,207	2.13	1.20-1.85	6,512,207	1.20-1.85
4,694,725	3.36	2.00-3.00	4,694,725	2.00-3.00
10,000	0.50	4.080	10,000	4.080
21,736,313	2.70	$1.031	21,736,313	$1.031

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the three months ended December 31, 2022 were as follows:

Assumptions
Dividend yield	0%
Expected life	3-5 years
Expected volatility	104%
Risk free interest rate	2.96%

There were vested warrants of 21,736,313 with an aggregate intrinsic value of $16,806,047.

9. STOCK INCENTIVE PLANS

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

Three Months Ended  December 31, 2022

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

During the three months ended December 31, 2022, the Company issued stock option grants to four employees and consultants for 1,440,000 shares at an average exercise price of $1.420 per share. The stock option grants expire in five years. The stock option grants primarily vest quarterly over four years.

Stock option activity for the three months ended December 31, 2022 and the years ended September 30, 2022 and 2021 was as follows:

		Weighted Average
	Options	Exercise Price	Proceed $
Outstanding as of September 30, 2020	4,805,000	$1.161	$5,580,550
Granted	10,650,745	1.766	18,807,990
Exercised	(20,625)	(1.359)	(28,031)
Forfeitures	(120,000)	(3.300)	(396,000)
Outstanding as of September 30, 2021	15,315,120	1.565	23,964,509
Granted	6,636,000	1.815	12,045,330
Exercised	(26,293)	(1.376)	(36,170)
Forfeitures	(1,132,457)	(2.057)	(2,329,267)
Outstanding as of September 30, 2022	20,792,370	1.618	33,644,402
Granted	3,690,000	1.414	5,217,300
Exercised	(1,875)	(1.250)	(2,344)
Forfeitures	-	-	-
Outstanding as of December 31, 2022	24,480,495	$1.587	38,859,358

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2022:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exercisable	Exercisable
$0.25	230,000	1.65	$0.250	230,000	$0.250
1.10-1.25	2,903,750	2.96	1.100	1,797,813	1.100
1.28-1.67	16,010,745	4.03	1.479	2,008,938	1.407
1.79-3.67	5,336,000	3.82	2.234	1,185,688	2.150
	24,480,495	3.84	$1.587	5,222,439	$1.466

There are stock option grants of 24,480,495 shares as of December 31, 2022 with an aggregate intrinsic value of $3,693,865.

There are 24,480,495 (including unearned stock option grants totaling 9,704,620 shares related to performance milestones) options to purchase common stock at an average exercise price of $1.587 per share outstanding as of December 31, 2022 under the 2021 Plan. The Company recorded $744,640 and $204,170 of compensation expense, net of related tax effects, relative to stock options for the three months ended December 31, 2022 and 2021, respectively, in accordance with ASC 718. As of December 31, 2022, there is $11,532,729 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.84 years.

10. SIGNIFICANT AND OTHER TRANSACTIONS WITH RELATED PARTIES

Transactions with Clayton Struve

See Notes 7 and 9 for related party transactions with Clayton A. Struve, a significant stockholder.

Related Party Transactions with Ronald P. Erickson

See Notes 7, 9 and 11 for related party transactions with Ronald P. Erickson, the Company’s Chairman and Chief Executive Officer and affiliated entities.

The Company paid $40,385 of salaries and vacation pay to Mr. Erickson during the three months ended December 31, 2022 that were previously accrued and reported but were deferred.

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

Mr. Bosua was paid month to month rent totaling $21,000 in the three months ended December 31, 2022 for leased lab facilities and executive offices in Yucca Valley, CA.

11. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. The Company is currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to the Company’s business.

Employment Agreements

Employment Agreement with Phillip A. Bosua, Former Chief Executive Officer

See the Employment Agreement for Phillip A. Bosua that was disclosed in Form 10-K filed with the SEC on December 20, 2022. Mr. Bosua resigned effective January 23, 2023.

Employment Agreement with Ronald P. Erickson, Chairman of the Board and Chief Executive Officer

See the Employment Agreement for Ronald P. Erickson that was disclosed in Form 10-K filed with the SEC on December 22, 2022. Mr. Erickson was appointed Chief Executive Officer on January 23, 2023.

Employment Agreement with Peter J. Conley, Chief Financial Officer and Senior Vice President, Intellectual Property

See the Employment Agreement for Peter J. Conley that was disclosed in Form 10-K filed with the SEC on December 22, 2022.

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

On September 22, 2022, the Company leased lab facilities and executive offices  in  Yucca Valley, CA  from Phillip Bosua, the Company’s CEO. The Company leased 1,700 square feet of the total 2,134 square feet of the premises and the current net monthly payment is $7,000. The lease expires September 30, 2023 and can be extended on a month to month basis. The Company paid $91,500 in rent on September 28, 2022 for the period September 1, 2021 to September 30, 2022. The Company paid $21,000 for the three months ended December 31, 2022.  The lease was terminated on January 23, 2023.

On November 22, 2022, the Company leased additional lab facilities at 123 Boylston Ave, Suite C, Seattle, WA 98102. The Company leased 1,800 square feet and the current net monthly payment is $2,250. The lease expires on August 31, 2023.

12. SEGMENT REPORTING

The management of the Company considers the business to currently have two operating segments (i) the development of the Bio-RFID™” and “ChromaID™” technologies; (ii) Particle, Inc. technology; and (iii) AI sales of NFT products.

Particle commenced operations in the year ended September 30, 2020. It is now looking for partners to take the product to market. AI commenced operations during the year ended September 30, 2021. The Company does not expect future activity or revenue from that source.

The reporting for the three months ended December 31, 2022 and 2021 was as follows (in thousands):

		Segment
		Operating	Segment
Segment	Revenue	Profit (Loss)	Assets
Three Months Ended December 31, 2022
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(3,648)	$10,710
Particle, Inc. technology	-	-	-
Digital asset sales	-	-	-
Total segments	$-	$(3,648)	$10,710

Three Months Ended December 31, 2021
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(2,087)	$11,755
Particle, Inc. technology	-	(15)	5
Digital asset sales	4,351	1,233	3,125
Total segments	$4,351	$(869)	$14,885

During the three months ended December 31, 2022 and 2021, the Company incurred non-cash expenses related to operations of $846,472 and $244,061.

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to December 31, 2022, there were the following material transactions that require disclosure:

Resignation of Named Executive Officer

On January 23, 2023, Phillip A. Bosua resigned from the Board of Directors and from his position as Chief Executive Officer of the Company. Mr. Bosua’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

In connection with Mr. Bosua’s resignation on January 23, 2023, the Company and Mr. Bosua entered into a Separation and Release Agreement. Under the terms of the Separation Agreement, the Company agreed to (i) pay Mr. Bosua a severance payment equal to $400,000, less applicable payroll taxes and deductions,  upon return of Company Property, (ii) provide COBRA benefits for a period of 18 months, (iii) to hire Mr. Bosua as a consultant for a period of one year at a rate of $10,000 per month, (iv) to cause Mr. Bosua’s current outstanding stock options to cease vesting after the Separation Date, and to cause for all current vested stock options to be exercisable for a period of one year after the Separation Date. Additionally, under the terms of the Separation Agreement, the Company agreed to transfer to Bosua certain enumerated assets of AI Mind, Inc. and agreed to pay $24,000 in data server costs; in exchange,  the Company shall have an exclusive, perpetual and royalty free right to any patent(s) or other intellectual property which Bosua, someone working under direction of Bosua, or any successor or assignee may derive from issued and pending patents and intellectual property of the Company as of the date of the Separation Agreement.  The Company shall also have an exclusive, perpetual and royalty free right to any patent(s) or other intellectual property which Bosua, someone working under direction of Bosua, or any successor or assignee develops relating to the Bio-RFID technology within a period of five (5) years after the Separation Date.

As consideration for the foregoing, Mr. Bosua has agreed to customary non-disclosure provisions and to a general release of all claims against the Company and its affiliates. Mr. Bosua and the Company have also agreed to a mutual customary non-disparagement provision. Mr. Bosua also entered into a lock up and leak out agreement with respect to 3,005,000 Common Stock shares owned by Mr. Bosua and shares issuable upon exercise of his vested option awards. In connection with Mr. Bosua’s resignation, his employment agreement, dated April 10, 2018, will terminate.

Mr. Bosua forfeited stock option grants totaling 7,384,795 shares.

Extension of Warrant Agreement with Ronald P. Erickson

On January 19, 2023, the Company approved the Extension of Warrant Agreements with Ronald P. Erickson and an entity controlled by Mr. Erickson, extending the exercise dates from January 30, 2023 to January 30, 2024.

Appointment of Named Executive Officer

On January 23, 2023, the Board of Directors of the Company appointed Ronald P. Erickson, the current Chairman of the Board, to the position of Chief Executive Officer of the Company.

Extension of Senior Secured Convertible Redeemable Notes

On January 25, 2023, the Company approved the Amendments to the senior secured convertible redeemable notes with Ronald P. Erickson and/or entities with which he is affiliated, extending the due dates from January 30, 2023 to September 30, 2023.

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

BUSINESS

Overview

We are focused on the development and commercialization of proprietary sensor technologies which, when paired with our machine learning platform, are capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify and measure the unique “signature” of said materials or analytes. We call this our “Bio-RFID” technology platform, when pertaining to radio and microwave spectroscopy, and our “ChromaID” technology platform, when pertaining to optical spectroscopy.

ChromaID was the first technology developed and patented by our company. For the past several years, we have focused on extensions and new patentable inventions that are derived from and extend beyond our ChromaID technology and intellectual property, such as the Bio-RFID technology platform. Due to the significant advances made with the Bio-RFID technology in our laboratory, the company shifted its resources to focus on Bio-RFID and the commercialization and development of related patent assets.

The first application of our Bio-RFID technology will be in a product marketed as a glucose monitoring device. It will provide the user with real-time information on their blood glucose levels. We have previously announced two versions of our non-invasive glucose monitoring device and identified these as the KnowU and the UBand. The KnowU will be a portable monitoring device for intermittent or spot glucose monitoring, and the UBand will be a wearable for continuous glucose monitoring. These products will require US Food and Drug Administration (FDA) clearance before entering the market.

Corporate History and Structure

Know Labs, Inc. was incorporated under the laws of the State of Nevada in 1998. Since 2007, our company has been focused primarily on research and development of proprietary spectroscopic technologies spanning the electromagnetic spectrum.

Know Labs has two wholly owned subsidiaries, Particle, Inc. incorporated on April 30, 2020 and AI Mind, Inc. incorporated on September 17, 2021.  At this time there is no activity being undertaken in either subsidiary while the Company gives all of its attention to its core focus of its Bio-RFID technology.

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

ChromaID was the first technology developed and patented by our company. Working in our lab, we have developed extensions and new inventions derived partly from the ChromaID technology, which we refer to as Bio-RFID. Bio-RFID utilizes spectroscopy at higher wavelengths than ChromaID’s optical range to span radio wave and microwave segments of the electromagnetic spectrum. We believe an important competitive differentiator for Bio-RFID to be its ability to not only identify a wide range of organic and inorganic materials and analytes, but to do so concurrently, and in real-time, which potentially enables new multivariate models of clinical diagnostics, and health and wellness monitoring. We are advancing the development of this technology by increasing its accuracy, sensitivity, and specificity. We have announced detailed results confirming that we have successfully been able to non-invasively measure blood glucose levels in humans. Significantly, we believe Bio-RFID successfully addresses the limiting qualities of optical technologies whose diagnostic capacities may be inhibited by skin tones and other factors.

Our ability to obtain exacting results from the data collected through our Bio-RFID sensor technology also referred to as radio frequency spectroscopy or RF spectroscopy is enabled by our trade secret algorithms built through our machine learning platform. We have been refining these algorithms so they can accurately determine blood glucose levels. We believe our algorithms can also provide accurate measurements for blood alcohol and blood oxygen levels, which we have identified in preliminary tests.  We expect them to provide the analytics for the long list of other analytes in the human body that we will pursue non-invasive detection of, many of which are set forth in our issued patent USPTO 11,033,208 B1.

We continue to build the internal and external development team necessary to commercialize our technology as well as make additional patent filings covering the intellectual property created with new inventions. The first application of our Bio-RFID technology will be in a product marketed as a glucose monitoring device. It will provide the user with real-time information on their blood glucose levels. We have previously announced two versions of our non-invasive glucose monitoring device.  We have identified these as the KnowU and the UBand. The KnowU will be a portable monitoring device for intermittent or spot glucose monitoring, and the UBand will be a wearable for continuous glucose monitoring. These products will require FDA clearance before entering the market.

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

We have begun the internal process to pursue FDA clearance for our non-invasive blood glucose monitoring device. To guide us in that undertaking, we previously announced the hiring of a Chief Medical Officer and formed a medical and regulatory advisory board to guide us through the FDA process. Additionally, we have retained third-party quality assurance and documentation consultants to ensure that the rigorous requirements of the FDA are met. We are unable, however, to estimate the time necessary for FDA approval or the likelihood of success in that endeavor.

While the first focus of our Bio-RFID platform is non-invasive glucose monitoring, it is important to note that the Bio-RFID platform has the capacity to monitor and identify other analytes in the human body. Each additional analyte we identify over time will require its own subsequent FDA clearance, the success of which we are unable to estimate at this time.

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

Bio-RFID and ChromaID: Foundational Platform Technologies

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

As with other foundational technologies, a single application may reach across multiple industries. Bio-RFID technology can non-invasively identify and monitor changes in the quantity of blood glucose in the human body. By extension, there may be other analytes or molecular structures this same technology can identify in the human body which, over time, we intend to focus on. They may include the monitoring of drug usage or the presence of illicit drugs. They may also involve identifying hormones and various disease biomarkers or pre-conditions.

Similarly, ChromaID technology can, for example, effectively differentiate and identify different brands of clear vodkas that appear identical to the human eye. By extension, this same technology could identify pure water from water with contaminants present. It could provide real-time detection of liquid medicines such as morphine that have been adulterated or compromised. It could detect if jet fuel has water contamination present. It could determine when it is time to change oil in a deep fat fryer. These are but a few of the potential applications of ChromaID technology based upon extensions of its ability to identify different liquids.

Product Strategy

We have announced the development of our non-invasive glucose monitor and our desire to obtain FDA clearance for the marketing of this product. We are currently undertaking internal development work of these products for the commercial marketplace. We have also announced the engagement of several strategic partners focused on sensor technology, product design, data science, manufacturing and regulatory affairs, who we will work with to bring this product to market. We will make further announcements regarding this product as development, testing, manufacturing, and regulatory approval work progresses.

Our efforts are entirely focused on productizing Bio-RFID and collecting high quality data for validation purposes, including third-party studies, and appropriate and required clinical trials. At this point in our development cycle, the sensor hardware continues to be miniaturized and optimized, the product form factor is nearing completion, and the algorithms which provide accurate results from the data collected by our sensor are being refined to improve sensor accuracy.

Sales and Marketing

While we continue with our internal development efforts and the move toward FDA approved clinical trials and expected (but not guaranteed) clearance of our first product, a non-invasive blood glucose monitoring device, we will explore the several potential avenues for moving our first product and potential follow-on products into the marketplace.  The avenues being explored include direct to consumer, initial launch partners, broad distribution partners, licensing partners and private label approaches to the market among others.  We have begun to build our internal commercial and marketing team in preparation for detailed strategic thinking about the optimal approach to the marketplace.

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

•	Our Bio-RFID technology is non-invasive, using radio waves to identify and measure what is going on inside the body in real-time

•	Our Bio-RFID technology platform can be integrated into a variety of wearable, mobile or counter-top form factors, as well as interoperability with existing products from current market leaders.

•	No needles nor invasive transmitters in your body, making Bio-RFID sensors convenient and pain-free.

•	No expensive supplies, such as test strips and lancets, are required to operate Bio-RFID devices.

Growth Strategy

The key elements of our strategy to grow our business include:

•	Initially, entering the diabetes glucose monitoring market with our non-invasive glucose monitoring devices.

•	Following our entry into the glucose monitoring market, entering other clinical monitoring markets for continuous, non-invasive hormone, medication metabolite, endocrinology components and biomolecular monitoring.

•

Applying our Bio-RFID platform technology to lifestyle analysis, clinical trials and chronic illnesses. We believe that potential use cases include real-time wearable medication monitoring and detection of, for example, ovulation and hormone deficiency.

•

Significantly, every new application will function utilizing the same sensor. We expect that hardware changes will not be required to target new analytes, so you will not need a new device, but an updated software algorithm will be required.

•	Each new application provides new opportunities for monetization of the Bio-RFID platform technology. Each additional analyte we identify over time will require its own subsequent FDA approval.

Research and Development

Our current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity, and developing new and unique applications for this technology and the machine learning platform that drives its analytics. As part of this effort, we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. We are also actively involved in identifying new applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies. We engage third party experts as required to supplement our internal team.  We believe that continued development of new and enhanced technologies is essential to our future success. We incurred expenses of $1,743,000, $5,386,000 and $3,970,000 for the three months ended December 31, 2022 and the years ended September 30, 2022 and 2021, respectively, on development activities.

Intellectual Property

The cornerstone of our foundational platform technology is our intellectual property portfolio. We have pursued an active intellectual property strategy which includes focus on patents where appropriate and a diligent protection of trade secrets. To date, we have been granted 29 patents and 19 design patents. We currently have a number of patents pending and continue, on a regular basis, with the filing of new patents. If we include pending patents, our IP portfolio reaches nearly 100 patents issued and pending, which positions the company as the top worldwide IP holder in non-invasive blood glucose monitoring, according to ipCapital Group, a leading IP and innovation consulting firm serving clients since 1998. We possess all rights, title and interest to the issued patents.

Most recently, we announced the Company has been granted a new foundational patent that equates the company’s Bio-RFID diagnostic technology to a current reference standard for glucose monitoring, widely used by diabetes researchers, hospital labs and glucose meter manufacturers, and establishes a specific, superior benchmark range of clinical accuracy, known as the MARD or Mean Absolute Relative Difference. U.S. Patent No. 11,529,077, titled “High Performance Glucose Sensor,” was issued by the United States Patent and Trademark Office. This patent explicitly designates a MARD range of 5.0% to 9.9% for Know Lab’s non-invasive diagnostics technology platform. MARD is an industry and FDA-accepted benchmark of clinical accuracy. The range patented for Know Labs’ Bio-RFID platform is equal to or superior to the MARD readings of any FDA-cleared blood glucose monitoring products, highlighting its importance for Know Labs’ future and its already robust IP Portfolio.

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

Related Patent Assets

Inherent in a platform technology is the ability to develop or license technology in diverse fields of use apart from our core focus. We focus on human health and wellness with a first focus on the non-invasive monitoring of blood glucose. We will pursue the identification of a multitude of analytes in the human body that are important to diagnostics over time. We will also identify, over time, opportunities for our intellectual property to be deployed in areas outside of human health and wellness.

We may, although we cannot guarantee that we will, create other such subsidiaries over time.  Additionally, we may license our intellectual property to third parties so that they may pursue activities that are not a part of our core focus.

Employees

As of December 31, 2022, we had 19 full-time and part employees. Our senior management and other personnel are located in our Seattle, Washington offices. We periodically utilize consulting firms and individual contractors to supplement our workforce.

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

On April 30, 2020, we incorporated our wholly owned subsidiary, Particle, Inc. Particle was focused on the development and commercialization of our extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains our company’s singular focus. Since incorporation, Particle was engaged in research and development activities on threaded light bulbs that have a warm white light and can inactivate germs, including bacteria and viruses. Particle is now looking for partners to take this product to market.

On September 17, 2021 we incorporated our wholly owned subsidiary, AI Mind, Inc., for the purpose of identifying and capitalizing on market opportunities for our AI deep learning platform (discussed below). The first activity undertaken by AI Mind was the creation of graphical images expressed as non-fungible tokens, or NFTs, utilizing the AI deep learning platform. During the year ended September 30, 2022, AI Mind, operating our AI deep learning platform, began generating revenue from digital asset sales of NFT’s and had sales of $4,351,000.  We do not expect  any significant future revenue from the sale of NFT’s.

Recent Developments

On January 23, 2023, Phillip A. Bosua resigned from the Board of Directors and from his position as our Chief Executive Officer.

On January 23, 2023, our Board of Directors appointed Ronald P. Erickson, the current Chairman of the Board, to the position of Chief Executive Officer.

On January 27, 2023, we announced the following new officers/transitions: Masanori King Takee, Chief Technology Officer, Leo Trautwein, Chief Commercial Officer, and Jessica English, Chief Marketing Officer.

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

Segment Reporting

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Our management considers our business to currently consist of three operating segments (i) the development of the Bio-RFID™” and “ChromaID” technologies; (ii) Particle, Inc. technology; and (iii) AI sales of NFT products. Particle commenced operations in the year ended September 30, 2020. AI commenced operations during the year ended September 30, 2022.  For a reporting of the operating results for these three segments for the three months ended December 31, 2022 and 2021.

Results of Operations

The following table sets forth key components of our results of operations during the three months ended December 31, 2022 and 2021.

(dollars in thousands)

	Three Months Ended December 31,
	2022	2021	$ Variance	% Variance

Revenue- digital asset sales	$-	$4,351	$(4,351)	100.0%
Research and development and operating expenses-
Research and development expenses	1,743	886	857	-96.7%
Selling, general and administrative expenses	1,905	1,217	688	-56.5%
Selling and transactional costs for digital assets	-	3,118	(3,118)	-100.0%
Total research and development and operating expenses	3,648	5,221	(1,573)	30.1%
Operating loss	(3,648)	(870)	(2,778)	-319.3%
Other income (expense):
Interest expense	(227)	(4,487)	4,260	94.9%
Other income	52	-	52	100.0%
Total other (expense), net	(175)	(4,487)	4,312	96.1%
Loss before income taxes	(3,823)	(5,357)	1,534	28.6%
Income tax expense	-	-	-	0.0%
Net loss	$(3,823)	$(5,357)	$1,534	28.6%

Revenues. Digital asset sales for the three months ended December 31, 2022 was $0 as compared to $4,351,000 for the three months ended December 31, 2021. We do not expect future activity or revenue from that source. Our Artificial Intelligence (AI) deep learning platform generated revenue- digital asset sales of $4,351,000 from Non-Fungible Token (NFT) sales for the three month ended December 30, 2021.

Research and Development Expenses. Research and development expenses for the three months ended December 31, 2022 increased $857,000 to $1,743,000 as compared to $886,000 for the three months ended December 31, 2021. The increase was due to increased personnel, use of consultant and expenditures related to the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2022 increased $688,000 to $1,905,000 as compared to $1,217,000 for the three months ended December 31, 2021. The increase primarily was due to (i) an increase of $540,000 in stock based compensation; (ii) an increase in insurance of $283,000; (iii) an increase in regulatory expenses of $97,000; (iv) an increase in professional fees of $35,000; (v) an increase in travel expenses of $45,000; (vi) an increase in rent of $38,000;  offset by (vii) a decrease in Particle expenses $15,000; (viii) a decrease in corporate development expenses of $111,000; and (ix) a decrease in other expenses of $225,000. As part of the selling, general and administrative expenses for the three months ended December 31, 2022 and 2021, we recorded $52,000 and $163,000, respectively, of investor relationship expenses and business development expenses.

Selling and Transactional Costs for Digital Asset Sales. Selling and transactional costs for digital asset sales were $0 for the three months ended December 31, 2022 as compared to $3,118,000 for the three months ended December 31, 2021. We do not expect future activity or revenue from that source. Our Artificial Intelligence (AI) deep learning platform generated revenue- digital asset sales of $4,351,000 from Non-Fungible Token (NFT) sales for the three months ended December 30, 2021.

Other (Expense), Net. Other expense, net for the three months ended December 31, 2022 was $175,000 as compared to other expense, net of $4,487,000 for the three months ended December 31, 2021. The other expense, net for the three months ended December 31, 2022 included (i) interest expense of $227,000, offset by (ii) interest income of $52,000.

The other expense, net for the three months ended December 31, 2021 included interest expense of approximately $4,487,000 related to convertible notes payable and the amortization of the beneficial conversion feature and value of warrants issued.

Net Loss. Net loss for the three months ended December 31, 2022 was $3,823,000 as compared to $5,357,000 for the three months ended December 31, 2021. The net loss for the three months ended December 31, 2022 included non-cash expenses of $1,053,000. The non-cash items include (i) depreciation and amortization of $103,000; (ii) stock based compensation- stock options of $744,000; (iii) expenses for extension of notes and warrants of $207,000; and offset by (iv) other of $1,000.

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

As of December 31, 2022, we had cash and cash equivalents of $9,680,000 and net working capital of approximately $8,277,000  (exclusive of convertible notes payable). We have experienced net losses since inception. As of December 31, 2022, we had an accumulated deficit of $105,221,000 and net losses in the amount of $3,823,000 and $20,071,000 and $25,360,000 during the three months ended December 31, 2022 and the years ended September 30, 2022 and 2021, respectively. We incurred non-cash expenses of $1,053,000, $12,142,000, and $17,701,000 during the three months ended December 31, 2022 and the years ended September 30, 2022 and 2021, respectively.

We believe that our cash on hand will be sufficient to fund our operations at least through February 15, 2024.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the issuance of preferred stock, the sale of common stock and the exercise of warrants. During 2023, we expect to raise additional funds through the issuance of convertible debentures or equity.

On September 20, 2022, we completed a public offering of our common stock pursuant to which we sold 4,140,000 shares of common stock, at a purchase price of $2.00 per share, for total gross proceeds of $8,280,000. After deducting underwriting commissions and other offering expenses, we received net proceeds of $7,425,000.

The proceeds of warrants currently outstanding, which are not expected to be exercised on a cashless basis, may generate potential proceeds of up to approximately $15,682,000. We cannot provide assurance that any of these warrants will be exercised.

Operating Activities

Net cash used in operating activities for the three months ended December 31, 2022 and 2021 was $2,917,000 and $1,908,000, respectively. The net cash used in operating activities for the three months ended December 31, 2022 was primarily related to (i) a net loss of 3,823,000; (ii) working capital changes of $148,000; and (iii) non-cash expenses of $1,053,000.

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

Investing Activities

Net cash used in investing activities for the three months ended December 31,2022 and 2021 was $11,000 and $385,000, respectively. There amounts were primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the three months ended December 31,2022 and 2021 was $15,000 and $769,000, respectively. The net cash provided by financing activities for the three months ended December 31, 2022 was primarily related to (i) proceeds from the issuance of common stock for the exercise of warrants of $13,000; and (ii) proceeds from the issuance of common stock for the exercise of stock option grants of $2,000.

The net cash provided by financing activities for the three months ended December 31, 2021 was primarily related to (i) proceeds from the issuance of common stock for the exercise of warrants of $767,000; and (ii) proceeds from the issuance of common stock for the exercise of stock option grants of $2,000.

Our contractual cash obligations as of December 31, 2022 are summarized in the table below:

		Less Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years
Operating leases	$328,033	$216,664	$111,369
Convertible notes payable	2,255,066	2,255,066	-
	$2,583,099	$2,471,730	$111,369

(1)

Convertible notes payable includes $2,255,066 that can be converted into common stock upon demand. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID” technologies. None of the expenditures are contractual obligations as of December 31, 2022.

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

We had no holdings of derivative financial or commodity instruments at December 31, 2022.

We are exposed to financial market risks, including changes in interest rates. We do not use any financial instruments for speculative or trading purposes. Fluctuations in interest rates would not have a material effect on our financial position, results of operations or cash flows.

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

b) Inherent Limitations on Internal controls

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

c) Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2022, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

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

Risks Related to Our Business and Industry

The near-term effects of the recent COVID-19 pandemic are known, as they adversely affected our business. Some longer term effects, such as supply chain issues and inflation, known and may, from time to time, adversely affect our business, results of operations, financial condition, liquidity and cash flow. At the same time, new variants of Covid-19 have appeared. We will remain alert to the impact of these and other infectious diseases on our employees and our business.

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

Over the past two years, the impact of COVID-19 has had adverse effects on our business by slowing down our ability to work with third parties outside of Seattle on testing and validation. We have witnessed supply chain-related delays and increasing costs due to inflation.  It is difficult to predict what other adverse effects, if any, COVID-19 and related viral strains and related matters can have on our business, or against the various aspects of same.

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

National securities markets in the United States and worldwide have undergone unprecedented stress in recent years due to, among other things, uncertainties surrounding the COVID-19 pandemic, uncertainties surrounding the military conflict in Ukraine, uncertainties regarding the economy and increasing inflation, and the resulting reactions and outcomes of governments, businesses and the general population. These uncertainties have resulted in declines in all market sectors and governmental actions to support the markets. As a result, until these matters have stabilized, the markets may not be available to us for the purpose of raising required capital. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible, we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and/or scope of our operations.

We need additional financing to support our technology development and ongoing operations, pay our debts and maintain ownership of our intellectual properties.

We are currently operating at a loss and using substantial cash to fund our operation. We believe that our cash on hand will be sufficient to fund our operations through February 15, 2024. We may need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business. We are each seeking additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.  There can be no assurance that we will be able to sell that number of shares, if any.

We need to continue as a going concern if our business is to succeed.

As of December 31, 2022, we had cash and cash equivalents of $$9,680,000 and net working capital of approximately $8,277,000  (exclusive of convertible notes payable). We have experienced net losses since inception. As of December 31, 2022, we had an accumulated deficit of $105,221,000 and net losses in the amount of $3,823,000, $20,071,000 and $25,360,000 during the three months ended December 31, 2022 and the years ended September 30, 2022 and 2021, respectively. We incurred non-cash expenses of $1,053,000, $12,142,000, and $17,701,000 during the three months ended December 31, 2022 and the years ended September 30, 2022 and 2021, respectively. We intend to seek additional cash via equity and debt offerings.

On September 20, 2022, we completed a public offering of our common stock pursuant to which we sold 4,140,000 shares of common stock, at a purchase price of $2.00 per share, for total gross proceeds of $8,280,000. After deducting underwriting commissions and other offering expenses, we received net proceeds of $7,424,679.

The proceeds of warrants currently outstanding, which could be exercised on a cash basis, may generate potential proceeds of up to $15,682,000. We cannot provide assurance that any of these warrants will be exercised.

As of December 31, 2022, we owed approximately $2,552,000 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

We owe $2,552,356 under various convertible promissory notes as of December 31, 2022 including $1,184,044 owed to entities controlled by Ronald P. Erickson, our Chairman and Chief Executive Officer. Mr. Erickson and/or entities with which he is affiliated also have accounts payable and accrued liabilities $297,290 of as of December 31, 2022 related accrued interest and expenses. We may need additional financing, to service and/or repay these debt obligations. If we raise additional capital through borrowing or other debt financing, we may incur substantial interest expense. If and when we raise more equity capital in the future, it will result in substantial dilution to our current stockholders.

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have experienced net losses since inception. As of December 31, 2022, we had an accumulated deficit of $105,221,000 and net losses in the amount $3,823,000, $20,071,000 and $25,360,000 during the three months ended December 31, 2022 and the years ended September 30, 2022 and 2021, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our businesses have produced minimal revenues and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

We are dependent on key personnel.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace, Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations, and the ability of all personnel to work together effectively as a team. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations. Our success also depends on our continued ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, manufacturing, administrative and sales and marketing personnel. Competition for these individuals is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in recruiting and retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new products and adversely impact our relationships with existing and future customers. The inability to attract and retain necessary technical, managerial, manufacturing, administrative and sales and marketing personnel could harm our ability to obtain new customers and develop new products and could adversely affect our business and operating results.

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

As of December 31, 2022, we had 48,207,937 shares of common stock issued and outstanding. As of December 31, 2022, there were options outstanding for the purchase of 24,480,495 common shares (including unearned stock option grants totaling 9,704,620 shares related to performance targets), warrants for the purchase of 21,736,313 common shares, and 8,108,356 shares of our common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, we currently have 9,020,264 common shares at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,255,066. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the December 31, 2022, calculation of net loss per share because their impact is antidilutive.

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

If in the future, if we sell our common stock at a price below $0.25 per share, the conversion price of our outstanding shares of series C convertible preferred stock and series D convertible preferred stock would adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of the convertible promissory notes referred to above and the exercise price of certain outstanding warrants to purchase 10,074,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,439,707 would adjust below $1.20 per share and warrants totaling 4,424,425 would adjust below $2.40 per share, in each case pursuant to the documents governing such instruments.

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

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2022, we had the following unregistered sales of equity securities:

We issued 50,000 shares of common stock related to the exercise of warrants and received $12,500.

We issued 1,875 shares related to the exercise of stock option grants and received $2,343.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

ITEM 6.	EXHIBITS

The exhibits required

(a)	Exhibits

Exhibit No.	Description

10.1

Amendment 8 dated December 7, 2022 to Convertible Redeemable Promissory Note dated January 31, 2018, by and between Know Labs, Inc. and J3E2A2Z LP.  (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 2022)

10.2

Amendment 8 dated December 7, 2022 to Convertible Redeemable Promissory Note dated January 31, 2018, by and between Know Labs, Inc. and J3E2A2Z LP.  (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 2022)

10.3

Amendment 8 dated December 7, 2022 to Senior Secured Convertible Redeemable Note dated September 30, 2016 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 2022)

10.4

Amendment 8 dated December 7, 2022 to Senior Secured Convertible Redeemable Note dated August 14, 2017 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 2022)

10.5

Amendment 8 dated December 7, 2022 to Senior Secured Convertible Redeemable Note dated December 12, 2017 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 2022)

10.6

Amendment 7 dated December 7, 2022 to Senior Secured Convertible Redeemable Note dated February 28, 2018 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 2022)

10.7

Extension of Warrant Agreement dated December 7, 2022 by and between Know Labs, Inc. and Clayton A. Struve. (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 2022)

10.8*	Separation and Release Agreement dated January 23, 2023 by and between Know Labs, Inc. and Philip Bosua (Filed herewith)
10.9

Extension of Warrant Agreement dated January 19, 2023 by and between Know Labs, Inc. and Ronald P. Erickson. (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 23, 2023)

10.10	Extension of Warrant Agreement dated January 19, 2023 by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 23, 2023)
10.11

Amendment 9 dated January 25, 2023 to Convertible Redeemable Promissory Note dated January 31, 2018, by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 25, 2023)

10.12

Amendment 9 dated January 25, 2023 to Convertible Redeemable Promissory Note dated January 31, 2018, by and between Know Labs, Inc. and J3E2A2Z LP. (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 25, 2023)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*	Filed herewith
**	Furnished herewith
†	Executive compensation plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOW LABS, INC.

(Registrant)

Date: February 14, 2023	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: February 14, 2023	By:	/s/ Peter J. Conley
Peter J. Conley
Chief Financial Officer
(Principal Financial and Accounting Officer)

