Form 10-Q
period 2023-03-31
KNOW LABS, INC.
filed 2023-05-15
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

_____________________________________________________

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

The number of shares of common stock, $.001 par value, issued and outstanding as of May 14, 2023: 48,490,685 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ITEM 1. FINANCIAL STATEMENTS

KNOW LABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31, 2023	September 30, 2022 (1)
ASSETS	Unaudited

CURRENT ASSETS:
Cash and cash equivalents	$6,226,029	$12,593,692
Total current assets	6,226,029	12,593,692

PROPERTY AND EQUIPMENT, NET	699,740	862,977

OTHER ASSETS
Other assets	15,766	13,767
Operating lease right of use asset	198,318	287,930

TOTAL ASSETS	$7,139,853	$13,758,366

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$516,204	$526,968
Accrued expenses	434,321	462,940
Accrued expenses - related parties	322,714	348,264
Convertible notes payable, net	2,255,066	2,255,066
Current portion of operating lease right of use liability	206,101	215,397
Total current liabilities	3,734,406	3,808,635

NON-CURRENT LIABILITIES:
Operating lease right of use liability, net of current portion	4,144	87,118
Total non-current liabilities	4,144	87,118

COMMITMENTS AND CONTINGENCIES (Note 11)	-	-

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value, 5,000,000 shares authorized, Series C and D shares issued and outstanding as follows:
Series C Convertible Preferred stock $0.001 par value, 1,785,715 shares authorized, 1,785,715 shares issued and outstanding at 3/31/2023 and 9/30/2022, respectively	1,790	1,790
Series D Convertible Preferred stock $0.001 par value, 1,016,014 shares authorized, 1,016,004 shares issued and outstanding at 3/31/2023 and 9/30/2022, respectively	1,015	1,015
Common stock - $0.001 par value, 200,000,000 shares authorized, 48,207,937 and 48,156,062 shares issued and outstanding at 3/31/2023 and 9/30/2022, respectively	48,209	48,158
Additional paid in capital	113,501,088	111,209,388
Accumulated deficit	(110,150,799)	(101,397,738)
Total stockholders' equity	3,401,303	9,862,613

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,139,853	$13,758,366

(1)    Derived from the audited consolidated balance sheet.

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended,		Six Months Ended,
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

REVENUE- DIGITAL ASSET SALES	$-	$8,687	$-	$4,360,087
OPERATING EXPENSES-
RESEARCH AND DEVELOPMENT EXPENSES	2,563,469	1,248,707	4,306,520	2,134,459
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,242,658	1,448,227	4,147,729	2,665,174
SELLING AND TRANSACTIONAL COSTS FOR DIGITAL ASSETS	-	154,502	-	3,272,862
Total operating expenses	4,806,127	2,851,436	8,454,249	8,072,495
OPERATING LOSS	(4,806,127)	(2,842,749)	(8,454,249)	(3,712,408)

OTHER (EXPENSE):
Interest expense, net	(124,075)	(3,297,989)	(298,812)	(7,784,949)
Total other (expense), net	(124,075)	(3,297,989)	(298,812)	(7,784,949)

LOSS BEFORE INCOME TAXES	(4,930,202)	(6,140,738)	(8,753,061)	(11,497,357)

Income tax expense	-	-	-	-

NET LOSS	$(4,930,202)	$(6,140,738)	$(8,753,061)	$(11,497,357)

Basic and diluted loss per share	$(0.10)	$(0.16)	$(0.18)	$(0.31)

Weighted average shares of common stock outstanding- basic and diluted	48,207,937	37,872,406	48,197,581	36,655,905

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Unaudited

	Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Equity
Balance as of October 1, 2021	1,785,715	$1,790	1,016,004	$1,015	35,166,551	$35,168	$82,530,684	$(81,326,494)	$1,242,163
Stock compensation expense - employee options	-	-	-	-	-	-	204,170	-	204,170
Issuance of common stock for exercise of warrants	-	-	-	-	801,486	801	765,685	-	766,486
Issuance of common stock for stock option exercises	-	-	-	-	1,875	2	2,342	-	2,344
Net loss	-	-	-	-	-	-	-	(5,356,619)	(5,356,619)
Balance as of December 31, 2021	1,785,715	1,790	1,016,004	1,015	35,969,912	35,971	83,502,881	(86,683,113)	(3,141,456)
Stock compensation expense - employee options	-	-	-	-	-	-	432,481	-	432,481
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	7,672,860	7,673	15,338,047	-	15,345,720
Issuance of common stock for stock option exercises	-	-	-	-	5,000	5	8,995	-	9,000
Issuance of common stock for services	-	-	-	-	90,000	90	152,910	-	153,000
Issuance of warrant for services	-	-	-	-	-	-	71,220	-	71,220
Net loss	-	-	-	-	-	-	-	(6,140,738)	(6,140,738)
Balance as of March 31, 2022	1,785,715	1,790	1,016,004	1,015	43,737,772	43,739	99,506,534	(92,823,851)	6,729,227

Balance as of October 1, 2022	1,785,715	1,790	1,016,004	1,015	48,156,062	48,158	111,209,388	(101,397,738)	9,862,613
Stock compensation expense - employee options	-	-	-	-	-	-	744,640	-	744,640
Issuance of common stock for stock option exercises	-	-	-	-	1,875	1	2,342	-	2,343
Issuance of common stock for exercise of warrants	-	-	-	-	50,000	50	12,450	-	12,500
Expenses for extension of notes and warrants	-	-	-	-	-	-	206,994	-	206,994
Net loss	-	-	-	-	-	-	-	(3,822,859)	(3,822,859)
Balance as of December 31, 2022	1,785,715	1,790	1,016,004	1,015	48,207,937	48,209	112,175,814	(105,220,597)	7,006,231
Stock compensation expense - employee options	-	-	-	-	-	-	1,182,547	-	1,182,547
Expenses for extension of notes and warrants	-	-	-	-	-	-	142,727	-	142,727
Net loss	-	-	-	-	-	-	-	(4,930,202)	(4,930,202)
Balance as of March 31, 2023	1,785,715	$1,790	1,016,004	$1,015	48,207,937	$48,209	$113,501,088	$(110,150,799)	$3,401,303

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended,
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,753,061)	$(11,497,357)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	205,094	118,068
Issuance of common stock for services	-	153,000
Issuance of common stock warrants for services	-	71,220
Stock based compensation- stock option grants	1,927,187	636,651
Right of use, net	(2,658)	(11,203)
Interest expense for extension of notes and warrants	349,721	-
Amortization of debt discount to interest expense	-	7,272,911
Changes in operating assets and liabilities:
Other long-term assets	(1,999)	-
Accounts receivable-related party	-	(119,210)
Accounts payable - trade and accrued expenses	(64,933)	2,353,901
NET CASH (USED IN) OPERATING ACTIVITIES	(6,340,649)	(1,022,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of research and development equipment	(41,857)	(826,956)
NET CASH (USED IN) INVESTING ACTIVITIES:	(41,857)	(826,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for stock options exercise	2,343	11,344
Proceeds from issuance of common stock for warrant exercise	12,500	766,486
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,843	777,830

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,367,663)	(1,071,145)

CASH AND CASH EQUIVALENTS, beginning of period	12,593,692	12,258,218

CASH AND CASH EQUIVALENTS, end of period	$6,226,029	$11,187,073

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
Conversion of debt	$-	$14,209,000
Conversion of accrued interest	$-	$1,136,720

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission on December 20, 2022. The results of operations for the six months ended March 31, 2023 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

The Company is focused on the development and commercialization of proprietary biosensor technologies which are capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to non-invasively detect, record, identify and measure the unique “signature” of said materials or analytes in the human body. The Company calls these its “Bio-RFID” technology platform when pertaining to radio and microwave spectroscopy and “ChromaID” technology platform when pertaining to optical spectroscopy. The data obtained with biosensor technology is analyzed with trade secret algorithms. There are a significant number of analytes in the human body that relate to health and wellness. The Company’s focus is upon those analytes relating to human health, the identification of which provide diagnostic information and require, by their nature, clearance by the United States Food and Drug Administration.  The first among those analytes is the non-invasive monitoring of blood glucose levels.

On April 30, 2020, the Company incorporated Particle, Inc. (“Particle”) in the State of Nevada. Particle was focused on the development and commercialization of the Company’s extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains the parent company’s singular focus. Since incorporation, Particle has engaged in research and development activities on threaded light bulbs that have a warm white light and can inactivate germs, including bacteria and viruses. It is seeking partners to take the product to market.

On September 17, 2021, the Company incorporated AI Mind, Inc. (“AI Mind”) in the State of Nevada. AI Mind was focused on monetizing intellectual property relating to the artificial intelligence utilized as a part of the data analytics performed with trade secret algorithms. Since incorporation, it focused on creating graphical images which were sold as Non Fungible Tokens (“NFTs”). During the year ended September 30, 2022, the Company began generating revenue from digital asset sales of NFTs and had sales of $4,360,087 of which substantially all were recorded in the three months ended December 31, 2021. The Company does not expect future revenue from that source or  activity in this subsidiary.

2. LIQUIDITY AND GOING CONCERN

The Company has cash and cash equivalents of $6,226,029 and net working capital of $4,746,689 (exclusive of convertible notes payable) as of March 31, 2023. The Company anticipates that it will record losses from operations for the foreseeable future. During the end of the quarter ended March 31, 2023, the Company made some adjustments to its staffing level and the impact of those adjustments,  plus the departure of our chief technology and executive office, has significantly reduced our monthly burn rate.  The Company will further adjust its cost structure if new debt or equity capital is not received.  The Company believes that it has enough available cash and flexibility with its operating expenses to operate until at least February 2024. As of March 31, 2023, the Company’s accumulated deficit was $110,150,799. The Company has limited capital resources and intends to seek additional cash via equity and debt offerings.

On September 20, 2022, the Company completed a public offering of the Company’s common stock pursuant to which the Company sold 4,140,000 shares of common stock, at a purchase price of $2.00 per share, for total gross proceeds of $8,280,000. After deducting underwriting commissions and other offering expenses, we received net proceeds of $7,424,679.

The proceeds of warrants currently outstanding, which could be exercised on a cash basis, may generate potential proceeds of up to $15,892,308. The Company expects that portions of these warrants will be exercised.

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

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. During the three months ended December 31, 2021, the Company generated revenue from digital asset sales of NFTs. The Company engineering team, using its research data, AI and proprietary algorithms, produced NFTs in the form of digital art. The NFTs produced had no recorded cost basis. The Company does not expect future activity or revenue from that source.

Research and Development Expenses – Research and development expenses consist of the cost of officers, employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s current research and development efforts are primarily focused on improving its Bio-RFID technology, extending its capacity and developing new and unique applications for this technology. The Company believes that continued development of new and enhanced technologies is essential to its future success. The Company incurred expenses of $4,306,520 and $2,134,459 for the six months ended March 31, 2023 and 2022, respectively, on development activities.  Included in the expense for 2023 is approximately $859,000 related to severance and other  expenses associated with the departure of the Company’s former chief technology officer and chief executive officer, Philip A. Bosua, and other employees.

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the six months ended March 31, 2023 and 2022 were $105,045 and $387,434, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of March 31, 2023 and September 30, 2022 are based upon the short-term nature of the assets and liabilities.

The Company has a money market account which is considered a Level 1 asset. The balance as of March 31, 2023 and September 30, 2022 was $6,160,227 and $11,821,931, respectively.

Derivative Financial Instruments – Pursuant to ASC 815 “Derivatives and Hedging”, the Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company then determines if an embedded derivative must be bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company determined that the conversion features for purposes of bifurcation within its currently outstanding convertible notes payable were immaterial and there was no derivative liability to be recorded as of March 31, 2023 and September 30, 2022.

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

As of March 31, 2023, the Company had 48,207,937 shares of common stock issued and outstanding. As of March 31, 2023, there were options outstanding for the purchase of 15,019,596 common shares (including unearned stock option grants totaling 3,999,825 shares related to performance targets), warrants for the purchase of 21,736,313 common shares, and 8,108,356 shares of our common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 9,020,264 common shares at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,255,066. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the March 31, 2023, calculation of net loss per share because their impact is antidilutive.

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

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the three and six months ended March 31, 2023 and 2022 and comprehensive loss for those periods.

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

4.  NFT REVENUE

During the year ended September 30, 2022, the Company generated revenue from digital asset sales of NFTs and had sales of $4,360,087. The Company’s sales of NFTs are generated using the NFT digital exchange, OpenSea. Customers purchasing the NFT’s must make payments in the crypto currency, Ethereum. The Ethereum is received into a digital wallet and then moved to an account at Coinbase where the Ethereum is converted to U.S. dollars. During the three months ended December 31, 2021, the Company was not able to establish a digital wallet and corporate account at Coinbase in order to receive the Ethereum. The Company used the digital wallet and Coinbase account of the Company’s former CEO. The Company and the former CEO executed an assignment of his account to the Company while the Company established its own Coinbase account. All proceeds received from the sale of NFT were deposited initially in the former CEO’s personal digital accounts.

After the sale of the NFT, the Ethereum was converted to US dollars as soon as practically possible. The Company recorded the total value of the gross NFT sale in revenue. Costs incurred in connection with the NFT transaction were recorded in the statement of operations as selling and transactional cost of digital assets and include costs to outside consultants, estimated employee and former CEO special bonus compensation, digital asset conversion losses and estimated sales and use tax. The amount totaled $3,430,438 for the year ended September 30, 2022. As of March 31, 2023 and September 30, 2022, accrued expenses include $294,019 and $343,878 of expenses, respectively, primarily sales and use tax and other expenses.

5.  PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2023 and September 30, 2022 was comprised of the following:

	Estimated	March 31,	September 30,
	Useful Lives	2023	2022
Machinery and equipment	2-3 years	$1,552,121	$1,510,265
Furniture and fixtures	5 years	26,855	26,855
Leasehold improvements	5 years	3,612	3,612
Less: accumulated depreciation		(882,848)	(677,755)
		$699,740	$862,977

Total depreciation expense was $205,094 and $118,068 for the six months ended March 31, 2023 and 2022, respectively. All equipment is used primarily for research and development purposes and accordingly $194,839 in depreciation is classified in research and development expenses during the six months ended March 31, 2023.

6.  LEASES

The Company has entered into operating leases for office and development facilities which range from two to three years and include options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use asses are recorded based upon the present value of the lease payments over the expected lease term. As of March 31, 2023 and September 30, 2022, total operating lease liabilities for remaining long term leases was approximately $211,000 and $302,000, respectively. Right of use assets totaled approximately $198,000 and $288,000 at March 31, 2023 and September 30, 2022, respectively.   In the three months ended March 31, 2023 and 2022, the Company recognized $146,343 and $100,103, respectively in total lease costs for the leases. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.  Recently the Company, as a result of certain headcount adjustments, has listed two of its leased premises as available for sublease.  There can be no assurance such sublease will be successful or lead to a reduction in current on-going lease payments.

The weighted average remaining lease term for the operating leases was 13 months at March 31, 2023 and the weighted average discount rate was 7%.

The minimum future lease payments as of March 31, 2023 are as follows:

Years Ended December 31,	$
2023	$93,120
2024	127,232
Total remaining payments	220,351
Less imputed interest	9,561
Total lease liability	$210,790

7. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible notes payable as of March 31, 2023 and September 30, 2022 consisted of the following:

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve, a significant stockholder, $1,071,000 under convertible promissory or OID notes. We recorded accrued interest of $90,301 and $86,562 as of March 31, 2023 and September 30, 2022, respectively. On December 7, 2022, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2023. The Company expensed $155,702 during the six months ended March 31, 2023 related to the extension of the notes. The Company recorded in equity the incremental value related to the conversion feature and as such, the Company recorded the extension value as an expense with an offset to additional paid in capital.

Convertible Redeemable Promissory Notes with J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The Company recorded accrued interest of $322,715 and $287,290 as of March 31, 2023 and September 30, 2022, respectively. On December 7, 2022, the Company approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to January 30, 2023. On January 25, 2023, the Company approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to September 30, 2023. Mr. Erickson controls J3JE2A2Z.

Convertible Debt Offering

Beginning in 2019, the Company entered into a series of debt offerings with similar and consistent terms. The Company issued Subordinated Convertible Notes and Warrants in a private placement to accredited investors, pursuant to a series of substantially identical Securities Purchase Agreements, Common Stock Warrants, and related documents. As of September 30, 2022, all convertible notes and accrued interest had been converted to common stock. During the year ended September 30, 2022, amortization related to the debt offerings of $7,272,911 was recognized as interest expense in the consolidated statements of operations.

Convertible notes payable as of March 31, 2023 and September 30, 2022 are summarized below:

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

Six Months Ended March 31, 2023

The Company issued 50,000 shares of common stock related to the exercise of warrants and received $12,500.

The Company issued 1,875 shares related to the exercise of stock option grants and received $2,343.

Warrants to Purchase Common Stock

Six Months Ended March 31, 2023

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

The Company recorded interest expense of $194,019 during the six months ended March 31, 2023 related to the extension of the warrants. The Company recorded the original value of warrants in equity and as such, the Company recorded the extension value as an expense with an offset to additional paid in capital.

On January 19, 2023, the Company signed an Extension of Warrant Agreements with Ronald P. Erickson and an entity controlled by Mr. Erickson, extending the exercise dates from January 30, 2023 to January 30, 2024.

A summary of the warrants outstanding as of March 31, 2023 were as follows:

	March 31, 2023
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	21,786,313	$1.029
Issued	-	-
Exercised	(50,000)	(0.250)
Forfeited	-	-
Expired	-	-
Outstanding at end of period	21,736,313	$1.031
Exercisable at end of period	21,736,313

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2023:

	March 31, 2023
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exercisable	Price
10,519,381	1.44	$0.250	10,519,381	$0.250
6,512,207	1.88	1.20-1.85	6,512,207	1.20-1.85
4,694,725	3.11	2.00-3.00	4,694,725	2.00-3.00
10,000	0.25	4.080	10,000	4.080
21,736,313	2.44	$1.031	21,736,313	$1.031

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the three months ended  March 31, 2023 were as follows:

Assumptions
Dividend yield	0%
Expected life	3-5 years
Expected volatility	104%
Risk free interest rate	2.96%

There were vested warrants of 21,736,313 with an aggregate intrinsic value of $6,522,016.

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

Six Months Ended March 31, 2023

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

During the six months ended March 31, 2023, the Company issued stock option grants to ten employees and consultants for 1,588,333 shares at an average exercise price of $1.392 per share. The stock option grants expire in five years. The stock option grants primarily vest quarterly over four years.

During the six months ended March 31, 2023, stock option grants for 9,609,232 shares at an average exercise price of $1.611 per share were forfeited.

Stock option activity for the six months ended March 31, 2023 and the years ended September 30, 2022 and 2021 was as follows:

	Weighted Average
	Options	Exercise Price	Proceed $
Outstanding as of September 30, 2020	4,805,000	$1.161	$5,580,550
Granted	10,650,745	1.766	18,807,990
Exercised	(20,625)	(1.359)	(28,031)
Forfeitures	(120,000)	(3.300)	(396,000)
Outstanding as of September 30, 2021	15,315,120	1.565	23,964,509
Granted	6,636,000	1.815	12,045,330
Exercised	(26,293)	(1.376)	(36,170)
Forfeitures	(1,132,457)	(2.057)	(2,329,267)
Outstanding as of September 30, 2022	20,792,370	1.618	33,644,402
Granted	3,838,333	1.403	5,384,116
Exercised	(1,875)	(1.250)	(2,344)
Forfeitures	(9,609,232)	(1.611)	(15,480,581)
Outstanding as of March 31, 2023	15,019,596	$1.568	$23,545,593

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2023:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exercisable	Exercisable
$0.25	230,000	1.40	$0.250	230,000	$0.250
1.10-1.25	1,843,750	2.71	1.060	1,761,547	1.116
1.28-1.67	9,777,721	3.71	1.399	2,404,146	1.462
1.79-3.67	3,168,125	3.58	2.227	1,316,250	2.187
	15,019,596	3.53	$1.568	5,711,944	$1.439

There are stock option grants of 15,019,596 shares as of March 31, 2023 with an aggregate intrinsic value of $142,600.

There are 15,019,596 (including unearned stock option grants totaling 3,999,825 shares related to performance milestones) options to purchase common stock at an average exercise price of $1.568 per share outstanding as of March 31, 2023 under the 2021 Plan. The Company recorded $1,505,405 and $636,651 of compensation expense, net of related tax effects, relative to stock options for the six months ended March 31, 2023 and 2022, respectively, in accordance with ASC 718. As of March 31, 2023, there is $6,094,694 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.53 years.

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

The Company paid $40,385 of salaries and vacation pay to Mr. Erickson during the six months ended March 31, 2023 that were previously accrued and reported but were deferred.

On December 14, 2022, the Company issued a stock option grant to Ronald P. Erickson for 1,000,000 shares at an exercise price of $1.41 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

Related Party Transactions with Directors

On February 15, 2023, the Company issued stock option grants to two directors for a total of 50,000 shares at an exercise price of $1.24 per share. The stock option grant expires in five years. The stock option grants vested at issuance.

11. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. The Company is currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to the Company’s business.

Employment and Related Agreements

Separation and Release Agreement with Phillip A. Bosua, Former Chief Technology Officer and Chief Executive Officer

Mr. Bosua resigned effective January 23, 2023. In connection with Mr. Bosua’s resignation on January 23, 2023, the Company and Mr. Bosua entered into a Separation and Release Agreement. Under the terms of the Separation Agreement, the Company agreed to (i) pay Mr. Bosua a severance payment equal to $400,000, less applicable payroll taxes and deductions, upon return of Company Property, (ii) provide COBRA benefits for a period of 18 months, (iii) to hire Mr. Bosua as a consultant for a period of one year at a rate of $10,000 per month, (iv) to cause Mr. Bosua’s current outstanding stock options to cease vesting after the Separation Date, and to cause for all current vested stock options to be exercisable for a period of one year after the Separation Date. Additionally, under the terms of the Separation Agreement, the Company agreed to transfer to Bosua certain enumerated assets of AI Mind, Inc. and agreed to pay $24,000 in data server costs; in exchange, the Company shall have an exclusive, perpetual and royalty free right to any patent(s) or other intellectual property which Bosua, someone working under direction of Bosua, or any successor or assignee may derive from issued and pending patents and intellectual property of the Company as of the date of the Separation Agreement.  The Company shall also have an exclusive, perpetual and royalty free right to any patent(s) or other intellectual property which Bosua, someone working under direction of Bosua, or any successor or assignee develops relating to the Bio-RFID technology within a period of five years after the Separation Date.

As consideration for the foregoing, Mr. Bosua has agreed to customary non-disclosure provisions and to a general release of all claims against the Company and its affiliates. Mr. Bosua and the Company have also agreed to a mutual customary non-disparagement provision. Mr. Bosua also entered into a lock up and leak out agreement with respect to 3,005,000 Common Stock shares  owned by Mr. Bosua and shares issuable upon exercise of his vested option awards. In connection with Mr. Bosua’s resignation, his employment agreement dated April 10, 2018 was terminated.

During the six months ended March 31, 2023, the Company paid severance of $400,000, employee taxes of $14,027 and server costs of $24,000. During the six months ended March 31, 2023, the Company expensed $421,782 related to the extension of the vested stock option awards.

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

Corporate and Executive Offices

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

Lab Facilities

On May 18, 2021, the Company entered into a lease for its lab facilities located at 914 E Pine Street, Suite 212, Seattle, WA 98122 and leased 2,642 square feet. The net monthly lease payment was $8,697 and increases by 3% annually. The lease expires on June 30, 2024. The lease can be extended for one additional three-year term.

On October 11, 2021, the Company entered into the First Amendment of Lease and added 2,485 square feet for $5,000 per month.  On September 20, 2022, the Company entered into the Second Amendment of Lease for additional space. The expanded space will be utilized for research and testing. The Amendment of Lease expires on December 31, 2023.

On September 22, 2022, the Company leased lab facilities and executive offices in  Yucca Valley, CA  from Phillip Bosua, the Company’s former CEO. The Company leased 1,700 square feet of the total 2,134 square feet of the premises and the current net monthly payment is $7,000. The lease was to expire September 30, 2023 and could be extended on a month to month basis. The Company paid $91,500 in rent on September 28, 2022 for the period September 1, 2021 to September 30, 2022. The Company paid $28,000 for the six months ended March 31, 2023.  The lease was terminated on January 23, 2023, the date of Mr. Bosua’s resignation from the Company.

On November 22, 2022, the Company leased an additional 1,800 square feet of lab facilities at 123 Boylston Ave, Suite C, Seattle, WA 98102with a net monthly payment is $2,250. The lease expires on August 31, 2023.

12. SEGMENT REPORTING

The Company considers the business to currently have one operating segment; the development of the Bio-RFID™” and “ChromaID™” technologies; Previously, two subsidiary segments were active; (i) Particle, Inc. technology; and (ii) AI Mind sales of NFT products.

Particle commenced operations in the year ended September 30, 2020. It is now looking for partners to take the product to market. AI Mind commenced operations during the year ended September 30, 2021. The Company does not expect future activity or revenue from that source.

The reporting for the three months and six months ended March 31, 2023 and 2022 was as follows (in thousands):

		Segment
		Operating	Segment
Segment	Revenue	Profit (Loss)	Assets
Three Months Ended March 31, 2023
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(4,806)	$7,140
Particle, Inc. technology	-	-	-
Digital asset sales	-	-	-
Total segments	$-	$(4,806)	$7,140

Three Months Ended March 31, 2022
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(2,682)	$12,543
Particle, Inc. technology	-	(15)	1
Digital asset sales	9	(146)	119
Total segments	$9	$(2,843)	$12,663

Six Months Ended March 31, 2023
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(8,454)	$7,140
Particle, Inc. technology	-	-	-
Digital asset sales	-	-	-
Total segments	$-	$(8,454)	$7,140

Six Months Ended March 31, 2022
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(4,778)	$12,543
Particle, Inc. technology	-	(22)	1
Digital asset sales	4,361	1,088	119
Total segments	$4,361	$(3,712)	$12,663

During the six months ended March 31, 2023 and 2022, the Company incurred non-cash expenses related to operations of $2,479,344 and $8,240,647.

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to March 31, 2023, there were the following material transactions that require disclosure:

On April 4, 2023, the Company issued 60,000 shares of common stock related to the exercise of a warrant at $0.25.

On April 4, 2023, the Company issued 50,337 shares of common stock related to the cashless exercise of a warrant at $0.25. The investor forfeited 19,663 shares.

On April 10, 2023, the Company issued 163,140 shares of common stock related to the cashless exercise of a stock option grant at $0.25. The former employee forfeited 66,860 shares.

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

BUSINESS

Overview

Know Labs is an emerging leader in non-invasive medical diagnostics. We are focused on the development and commercialization of proprietary sensor technologies which, when paired with our machine learning platform, are capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify and measure the unique “signature” of said materials or analytes. We call this our “Bio-RFID™” technology platform, when pertaining to radio and microwave spectroscopy, and our “ChromaID” technology platform, when pertaining to optical spectroscopy.

ChromaID was the first technology developed and patented by our company. For the past several years, we have focused on extensions and inventions that are derived from and extend beyond our ChromaID technology and intellectual property.  We call those inventions the Bio-RFID technology platform. Due to the significant advances made with the Bio-RFID technology in our laboratory, the company has focused its resources on Bio-RFID and the commercialization and development of related patent assets.

The first application of our Bio-RFID technology is in a product to non-invasively monitor blood glucose levels. Our device will provide the user with real-time information on their blood glucose levels. We have previously announced two versions of our non-invasive glucose monitor, the KnowU and the UBand. The KnowU will be a portable monitoring device for intermittent or spot glucose monitoring, and the UBand will be a wearable for continuous glucose monitoring. These products will require US Food and Drug Administration (FDA) clearance before entering the market.

Following FDA clearance of our non-invasive blood glucose monitoring products, Know Labs plans to expand Bio-RFID to other non-invasive medical diagnostic applications. As a platform technology, Bio-RFID can identify numerous other analytes in the human body which are important in medical diagnostics and human health and wellness.

Corporate History and Structure

Know Labs, Inc. was incorporated under the laws of the State of Nevada in 1998. Since 2007, our company has been focused primarily on research and development of proprietary spectroscopic technologies spanning the electromagnetic spectrum.

Know Labs has two wholly owned subsidiaries, Particle, Inc. incorporated on April 30, 2020 and AI Mind, Inc. incorporated on September 17, 2021.  At this time there is no material activity in either subsidiary while the Company gives all of its attention to its focus of its Bio-RFID technology.

The Know Labs Technology

We have internally and under contract with third parties developed proprietary platform technologies to uniquely identify and measure almost any organic and inorganic material or analyte. Our patented technology utilizes electromagnetic energy along a wide range of the electromagnetic spectrum from visible light and infrared to radio wave and microwave wavelengths to perform analytics which allow the user to accurately identify and measure materials and analytes. Our proprietary platform technologies are called Bio-RFID and ChromaID.

Our technologies provide a unique platform upon which a myriad of applications can be developed. As platform technologies, they are analogous to a smartphone, upon which an enormous number of previously unforeseen applications have been developed. Bio-RFID and ChromaID technologies are “enabling” technologies that bring the science of electromagnetic energy to low-cost, real-world commercialization opportunities across multiple industries. The technologies are foundational and, as such, the basis upon which we believe significant businesses can be built. While we are pursuing our core focus on commercializing our glucose monitor, we believe non-core clinical, non-clinical and medical research applications represent a multitude of opportunities for strategic collaboration, joint development, and licensing agreements with leading companies in their respective industries.

ChromaID was the first technology developed and patented by our company. Working in our lab, we have developed extensions and new inventions derived partly from the ChromaID technology, which we refer to as Bio-RFID. Bio-RFID utilizes spectroscopy at higher wavelengths than ChromaID’s optical range to span radio wave and microwave segments of the electromagnetic spectrum. We believe an important competitive differentiator for Bio-RFID to be its ability to not only identify a wide range of organic and inorganic materials and analytes, but to do so non-invasively, and in real-time, which potentially enables new multivariate models of clinical diagnostics, and health and wellness monitoring.

Bio-RFID:  Hardware and Software

Our Bio-RFID technology embodies two key components: hardware and software.  The key hardware component is a sensor which both sends and receives a radio frequency signal.  The data obtained by the receiving aspect of the sensor is analyzed by software.  Today, the sensor portion of our hardware development is essentially complete. This sensor is currently being used in our internal tests, and has been for the past several months, gathering millions of data points to further refine our algorithm. It is the core component in our Generation 1 prototype device, photographs of which we have recently disclosed, and will be the core component of our eventual final marketed product pending FDA clearance.

As a consequence, a significant amount of our focus has shifted to algorithm development.  This involves sophisticated development of algorithms which derive meaningful information from the raw data obtained by our sensor.  These algorithms are developed through the utilization of artificial intelligence (AI) and machine learning (ML) by means of training a neural network (NN) model. We will continue data collection to further refine the accuracy of the algorithm until we feel confident that we can be successful in FDA clinical trials and bring to the market the first non-invasive blood glucose monitor.

Bio-RFID:  Early Results

We have previously announced the results of an internal exploratory study comparing tests between our Bio-RFID technology and the leading continuous glucose monitors from Abbott Labs (Freestyle Libre®) and DexCom (G6®). These results provided evidence of a high degree of correlation between our Bio-RFID technology and the current industry leaders and their continuous glucose monitors. Our patented technology is fundamentally differentiated from these industry leaders as our technology completely non-invasively monitors blood glucose levels. We also believe Bio-RFID successfully addresses the limiting qualities of optical technologies whose diagnostic capacities may be inhibited by skin tones and other factors.

We continue to build the internal and external development team necessary to commercialize our technology as well as make additional patent filings covering the intellectual property created with new inventions. Our ability to obtain exacting results from the data collected through our Bio-RFID sensor technology, also referred to as radio frequency spectroscopy or RF spectroscopy, is enabled by our trade secret algorithms built through our machine learning platform. We have been refining these algorithms so they can accurately determine blood glucose levels. We believe our algorithms can also provide accurate measurements for blood alcohol and blood oxygen levels, which we have identified in preliminary tests.  We expect them to provide the analytics for the long list of other analytes in the human body that we will pursue non-invasive detection of, many of which are set forth in our issued patent USPTO 11,033,208 B1.

Bio-RFID:  Validation and FDA Clearance

We are also focused on building strong external validation of the Bio-RFID technology. This initiative should provide additional evidence and support as we look to approach the FDA. For example, we announced the results of a proof-of-principle study titled, “Detecting Unique Analyte-Specific Radio Frequency Spectral Responses in Liquid Solutions, Implications for Non-Invasive Physiologic Monitoring.” This study was conducted in collaboration with Mayo Clinic and its results were presented at the 2023 American Physiological Society (APS) Summit. The study demonstrated the accuracy of the Bio-RFID sensor in quantifying different analytes in vitro, proving a 100% accuracy rate in the study.

We have also announced the results of our technical feasibility study titled, “Technical Feasibility of a Novel Sensor for Non-Invasive Blood Glucose Monitoring Compared to Dexcom G6®.” These results were presented at the American Association of Clinical Endocrinology (AACE) Annual Meeting in Seattle, WA. The purpose of this technical feasibility study was to demonstrate hardware and software infrastructure stability, and to collect additional data to determine the accuracy of the sensor at quantifying BGC in vivo non-invasively using radio frequency, by means of training a neural network (NN) model to predict readings of the Dexcom G6® as a proxy for BGC.

We have successfully completed our foundational studies, created a stable sensor that delivers repeatable results, and developed a software infrastructure to manage and interpret large, novel datasets.

We have also begun the internal process to pursue FDA clearance for our non-invasive blood glucose monitor. Our Chief Medical Officer and medical and regulatory advisory board will guide us in this process. Additionally, our third-party quality assurance and documentation consultants will help ensure that the rigorous requirements of the FDA are met. We are unable to estimate the time necessary for FDA approval or the likelihood of success in that endeavor.

While the first focus of our Bio-RFID platform is non-invasive glucose monitoring, it is important to note that the Bio-RFID platform has the capacity to monitor and identify other analytes in the human body. Each additional analyte we identify over time will require its own subsequent FDA clearance, the success of which we are unable to estimate at this time. KnowU and UBand should be the foundation platform for the development of these future applications of Bio-RFID.

Product Strategy

We have announced the development of our non-invasive glucose monitor and our desire to obtain FDA clearance for the marketing of this product. We are currently undertaking internal development work of these products for the commercial marketplace. We have also announced the engagement of several strategic partners and advisors focused on sensor technology, product design, data science, machine learning, manufacturing and regulatory affairs, who we will work with to bring this product to market. We have also disclosed images of a new prototype during the 2023 American Physiological Society Summit and the 2023 American Association of Clinical Endocrinology Annual Meeting, which depicts the most up-to-date renderings of the sensor being used during clinical tests. We will make further announcements regarding this product as development, testing, manufacturing, and regulatory approval work progresses.

Our efforts are entirely focused on productizing Bio-RFID and collecting high quality data for validation purposes, including third-party studies, and appropriate and required clinical trials. At this point in our development cycle, the hardware continues to be miniaturized and optimized, the product form factor is nearing completion, and the algorithms which provide accurate results from the data collected by our sensor are being refined to improve accuracy.

Sales and Marketing

While we continue with our internal development efforts and the move toward FDA approved clinical trials and expected (but not guaranteed) clearance of our first product, a non-invasive blood glucose monitor, we will explore the several potential avenues for moving our first product and potential follow-on products into the marketplace.  The avenues being explored include direct to consumer, initial launch partners, broad distribution partners, licensing partners and private label approaches to the market among others.  We have begun to build our internal commercial and marketing team in preparation for detailed strategic thinking about the optimal approach to the marketplace. We attend and engage in conferences focused on diabetes management and technology, which are valuable for building Know Labs' reputation and network in the space.

Competition

We group the competition into three large categories. Those are (i) large global technology companies who may enter the blood glucose monitoring and other medical diagnostic markets, (ii) legacy providers of blood glucose monitoring technology, and (iii) new entrants working to achieve a non-invasive solution or more acceptable blood glucose monitoring solutions which may or may not be similar to our technology. With regard to companies in each category, we perform due diligence from all publicly available sources of information on their relevant technologies and their product plans. This information informs and refines our activities and underscores our sense of urgency as we work to bring our own technology to the marketplace. The addressable market is very large and there is room for a multitude of providers of blood glucose monitoring services. As it relates to competitors, we continue to focus on building the world’s most robust patent portfolio in this space. PatSnap Research and ipCapital Group, two leading patent analytic firms, ranked Know Labs #1 for global patent leadership in non-invasive glucose monitoring patents.

Competitive Advantages

We believe our key competitive strengths include:

•

Through first principles, Bio-RFID’s ability to not only identify a wide range of organic and inorganic materials and analytes, but to do so non-invasively, and in real time, which potentially enables new multivariate models of clinical diagnostics, and health and wellness monitoring.

•	Our Bio-RFID technology is non-invasive, using radio waves to identify and measure what is going on inside the body in real-time.

•	Our Bio-RFID technology platform can be integrated into a variety of wearable, mobile or counter-top form factors, and we believe interoperability with existing products from current market leaders.

•	No needles nor invasive transmitters in your body, making Bio-RFID sensors convenient and pain-free.

•	No expensive supplies, such as test strips and lancets, are required to operate Bio-RFID devices.

Growth Strategy

The key elements of our strategy to grow our business include:

•	Initially, entering the diabetes glucose monitoring market with our non-invasive glucose monitoring devices.

•

Following our entry into the glucose monitoring market, entering other clinical monitoring markets for continuous, non-invasive hormone, medication metabolites, endocrinology components and biomolecular monitoring.

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

Research and Development

Our current research and development efforts are primarily focused on improving our Bio-RFID technology, extending its capacity, and developing new and unique applications for this technology and the machine learning platform that drives its analytics. As part of this effort, we continuously perform clinical testing of our devices following IRB-approved protocols, and we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. We are also actively involved in identifying new applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies. We engage third party experts as required to supplement our internal team.  We incurred expenses of $2,563,000, $5,386,000 and $3,970,000 for the six months ended March 31, 2023 and the years ended September 30, 2022 and 2021, respectively, on development activities.

Intellectual Property

The cornerstone of our foundational platform technology is our intellectual property portfolio. We have pursued an active intellectual property strategy which includes focus on patents where appropriate and a diligent protection of trade secrets. To date, we have been granted 30 patents and 19 design patents. We currently have a number of patents pending and continue, on a regular basis, with the filing of new patents. If we include pending patents, our IP portfolio reaches 159 patents issued and pending, which positions the company as the top worldwide IP holder in non-invasive blood glucose monitoring, according to ipCapital Group, a leading IP and innovation consulting firm serving clients since 1998. We possess all rights, title and interest to the issued patents.

Our issued patents will expire at various times between 2027 and 2041. Pending patents, if and when issued, may have expiration dates that extend further in time. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

The issued patents cover the fundamental aspects of our ChromaID and Bio-RFID technology and a number of unique applications. We have filed patents, which are pending, on the additional fundamental aspects of our Bio-RFID technology and growing number of unique applications. We will continue, over time, to expand our patent portfolio.

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

Employees

As of March 31, 2023, we had 10 full-time employees. This is a reduction from the 19 full-time employees as of December 31, 2022.  Our senior management and other personnel are primarily located in our Seattle, Washington offices with some hybrid remote work. The Company expanded its utilization of consulting firms and individual contractors to supplement our reduced workforce in an effort to reduce fixed expenses and extend operating resources.

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

Segment Reporting

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. We consider our business to currently consist of one operating segment, the development of the Bio-RFID™” and “ChromaID” technologies. Previous segments included (i) Particle, Inc. technology; and (ii) AI Mind, Inc. sales of NFT products. Particle commenced operations in the year ended September 30, 2020. It is now looking for partners to take the product to market. AI Mind commenced operations during the year ended September 30, 2022. We do not expect future activity or revenue from that source.

Results of Operations

The following table sets forth key components of our results of operations during the three months ended March 31, 2023 and 2022.

(dollars in thousands)

	Three Months Ended March 31,
	2023	2022	$ Variance	% Variance

Revenue- digital asset sales	$-	$9	$(9)	-100.0%
Research and development and operating expenses-
Research and development expenses	2,563	1,249	1,314	-105.2%
Selling, general and administrative expenses	2,243	1,448	795	-54.9%
Selling and transactional costs for digital assets	-	155	(155)	100.0%
Total research and development and operating expenses	4,806	2,852	1,954	-68.5%
Operating loss	(4,806)	(2,843)	(1,963)	-69.0%
Other income (expense):
Interest expense	(124)	(3,298)	3,174	96.2%
Total other (expense), net	(124)	(3,298)	3,174	96.2%
Loss before income taxes	(4,930)	(6,141)	1,211	19.7%
Income tax expense	-	-	-	0.0%
Net loss	$(4,930)	$(6,141)	$1,211	19.7%

Revenues. Digital asset sales for the three months ended March 31, 2023 was $0 as compared to $9,000 for the three months ended March 31, 2022. We do not expect future activity or revenue from that source. Our Artificial Intelligence (AI) deep learning platform generated revenue- digital asset sales of $4,361,000 from Non-Fungible Token (NFT) sales for the six months ended March 31, 2022.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2023 increased $1,314,000 to $2,563,000 as compared to $1,249,000 for the three months ended March 31, 2022. The increase was due to increased personnel costs, use of consultant,  expenditures related to the development of our Bio-RFID™ technology and approximately $859,000 of cash termination expenses related to the departure of an executive officer and other employees. During the end of the  three months ended March 31, 2023, we reduced our headcount by nine and operating expenses and used external consultants to reduce the future cost of the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2023 increased $795,000 to $2,243,000 as compared to $1,448,000 for the three months ended March 31, 2022. The increase primarily was due to (i) an increase of $526,000 in stock based compensation; (ii) an increase in insurance of $41,000; (iii) an increase in travel expenses of $56,000; (iv) an increase corporate development expenses of $66,000; (v) an increase in professional expenses of $70,000; and (vi) an increase in other expenses of $10,000. As part of the selling, general and administrative expenses for the six months ended March 31, 2023 and 2022, we recorded $198,000 and $243,000, respectively, of investor relationship and business development expenses.

As part of the selling, general and administrative expenses for the three months ended March 31, 2023 and 2021, we recorded $146,000 and $79,000, respectively, of investor relationship expenses and business development expenses.

Selling and Transactional Costs for Digital Asset Sales. Selling and transactional costs for digital asset sales were $0 for the three months ended March 31, 2023 as compared to $155,000 for the three months ended March 31, 2022. We do not expect future activity or revenue from that source. Our Artificial Intelligence (AI) deep learning platform generated revenue- digital asset sales of $4,361,000 from Non-Fungible Token (NFT) sales for the six months ended March 31, 2022.

Other (Expense), Net. Other expense, net for the three months ended March 31, 2023 was $124,000 as compared to other expense, net of $3,298,000 for the three months ended March 31, 2022. The other expense, net for the three months ended March 31, 2023 included (i) interest expense of $124,000.

The other expense, net for the three months ended March 31, 2022 related to convertible notes payable and the amortization of the beneficial conversion feature and value of warrants issued.

Net Loss. Net loss for the three months ended March 31, 2023 was $4,930,000 as compared to $6,141,000 for the three months ended March 31, 2022. The net loss for the three months ended March 31, 2023 included non-cash expenses of $1,427,000. The non-cash items include (i) depreciation and amortization of $102,000; (ii) stock based compensation- stock options of $1,183,000; (iii) expenses for extension of notes, warrants and stock options of $143,000; and offset by (iv) other of $1,000.

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

Results of Operations

The following table sets forth key components of our results of operations during the six months ended March 31, 2023 and 2022.

(dollars in thousands)

	Six Months Ended March 31,
	2023	2022	$ Variance	% Variance

Revenue- digital asset sales	$-	$4,361	$(4,361)	-100.0%
Research and development and operating expenses-
Research and development expenses	4,307	2,135	2,172	-101.7%
Selling, general and administrative expenses	4,147	2,665	1,482	-55.6%
Selling and transactional costs for digital assets	-	3,273	(3,273)	100.0%
Total research and development and operating expenses	8,454	8,073	381	-4.7%
Operating loss	(8,454)	(3,712)	(4,742)	-127.7%
Other income (expense):
Interest expense	(299)	(7,785)	7,486	96.2%
Total other (expense), net	(299)	(7,785)	7,486	96.2%
Loss before income taxes	(8,753)	(11,497)	2,744	23.9%
Income tax expense	-	-	-	0.0%
Net loss	$(8,753)	$(11,497)	$2,744	23.9%

Revenues. Digital asset sales for the six months ended March 31, 2023 was $0 as compared to $4,361,000 for the six months ended March 31, 2022. We do not expect future activity or revenue from that source.

Research and Development Expenses. Research and development expenses for the six months ended March 31, 2023 increased $2,172,000 to $4,307,000 as compared to $2,135,000 for the six months ended March 31, 2022. The increase was due to increased personnel, use of consultant, expenditures related to the development of our Bio-RFID™ technology and approximately $859,000 of termination cash expenses related to the departure of an executive officer.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended March 31, 2023 increased $1,482,000 to $4,147,000 as compared to $2,665,000 for the six months ended March 31, 2022. The increase primarily was due to (i) an increase of $1,066,000 in stock based compensation; (ii) an increase in insurance of $324,000; (iii) an increase in travel expenses of $102,000; offset by (iv) a decrease in other expenses of $10,000. As part of the selling, general and administrative expenses for the six months ended March 31, 2023 and 2022, we recorded $198,000 and $243,000, respectively, of investor relationship and business development expenses.

Selling and Transactional Costs for Digital Asset Sales. Selling and transactional costs for digital asset sales were $0 for the six months ended March 31, 2023 as compared to $3,273,000 for the six months ended March 31, 2022. We do not expect future activity or revenue from that source. Our Artificial Intelligence (AI) deep learning platform generated revenue- digital asset sales of $4,361,000 from Non-Fungible Token (NFT) sales for the six months ended March 31, 2022.

Other (Expense), Net. Other expense, net for the six months ended March 31, 2023 was $299,000 as compared to other expense, net of $7,785,000 for the six months ended March 31, 2022. The other expense, net for the six months ended March 31, 2023 included (i) interest expense of $299,000.

The other expense, net for the six months ended March 31, 2022 included interest expense related to convertible notes payable and the amortization of the beneficial conversion feature and value of warrants issued.

Net Loss. Net loss for the six months ended March 31, 2023 was $8,753,000 as compared to $11,497,000 for the six months ended March 31, 2022. The net loss for the six months ended March 31, 2023 included non-cash expenses of $2,479,000. The non-cash items include (i) depreciation and amortization of $205,000; (ii) stock based compensation- stock options of $1,927,000; (iii) expenses for extension of notes, warrants and stock options of $350,000; and offset by (iv) other of $3,000.

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

As of March 31, 2023, we had cash and cash equivalents of $6,226,000 and net working capital of approximately $4,747,000  (exclusive of convertible notes payable). We have experienced net losses since inception. As of March 31, 2023, we had an accumulated deficit of $110,151,000 and net losses in the amount of $8,753,000 and $20,071,000 and $25,360,000 during the six months ended March 31, 2023 and the years ended September 30, 2022 and 2021, respectively. We incurred non-cash expenses of $2,479,000, $12,142,000, and $17,701,000 during the six months ended March 31, 2023 and the years ended September 30, 2022 and 2021, respectively.

During the end of the quarter ended March 31, 2023, the Company made some adjustments to its staffing level and the impact of those adjustments,  plus the departure of our chief technology and executive office, has significantly reduced our monthly burn rate. The Company will further adjust its cost structure if new debt or equity capital is not received. We believe that our cash on hand will be sufficient to fund our operations at least through February 2024.

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

The proceeds of warrants currently outstanding, which are not expected to be exercised on a cashless basis, may generate potential proceeds of up to approximately $15,892,000. We cannot provide assurance that any of these warrants will be exercised.

Operating Activities

Net cash used in operating activities for the six months ended March 31, 2023 and 2022 was $6,341,000 and $1,022,000, respectively. The net cash used in operating activities for the six months ended March 31, 2023 was primarily related to (i) a net loss of $8,753,000; and (ii) working capital changes of $67,000; and offset by (iii) non-cash expenses of $2,479,000.

The net cash used in operating activities for the six months ended March 31, 2022 was primarily related to (i) a net loss of $11,497,000; offset by (ii) working capital changes of $2,235,000 related to Our Artificial Intelligence (AI) Deep Learning Platform has generated initial revenue from Non-Fungible Token (NFT) sales and incurred certain expenses; and (iii) non-cash expenses of $8,241,000.

Investing Activities

Net cash used in investing activities for the six months ended March 31, 2023 and 2022 was $42,000 and $827,000, respectively. There amounts were primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2023 and 2022 was $15,000 and $778,000, respectively. The net cash provided by financing activities for the six months ended March 31, 2023 was primarily related to (i) proceeds from the issuance of common stock for the exercise of warrants of $13,000; and (ii) proceeds from the issuance of common stock for the exercise of stock option grants of $2,000.

The net cash provided by financing activities for the six months ended March 31, 2022 was primarily related to (i) proceeds from the issuance of common stock for the exercise of warrants of $767,000; and (ii) proceeds from the issuance of common stock for the exercise of stock option grants of $12,000.

Our contractual cash obligations as of March 31, 2023 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$216,532	$189,121	$27,411	$-	$-
Convertible notes payable	2,255,066	2,255,066	-	-	-
	$2,471,598	$2,444,187	$27,411	$-	$-

(1)

Convertible notes payable includes $2,255,066 that can be converted into common stock upon demand. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID” technologies. None of the expenditures are contractual obligations as of March 31, 2023.

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

We had no holdings of derivative financial or commodity instruments at March 31, 2023.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

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

Risks Related to Our Business and Industry

The near-term effects of the recent COVID-19 pandemic are known, as they adversely affected our business. Some longer term effects, such as supply chain issues and inflation, are known and may, from time to time, adversely affect our business, results of operations, financial condition, liquidity and cash flow. At the same time, new variants of Covid-19 have appeared.  We will remain alert to the impact of these and other infectious diseases on our employees and our business.

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

Over the past three years, the impact of COVID-19 has had adverse effects on our business by slowing down our ability to work with third parties outside of Seattle on testing and validation. We have witnessed supply chain-related delays and increasing costs due to inflation.  It is difficult to predict what other future adverse effects, if any, COVID-19 and related viral strains and related matters can have on our business, or against the various aspects of same.

We may experience long-term disruptions to our operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic and the presence of new variants of COVID-19; and closures of businesses or manufacturing facilities critical to its business or supply chains. We are actively monitoring, and will continue to actively monitor, the issues evolving from the pandemic and the potential impact on our operations, financial condition, liquidity, suppliers, industry and workforce.

We are subject to general securities market uncertainties resulting from the COVID-19 pandemic and geo-political and economic considerations.

National securities markets in the United States and worldwide have undergone unprecedented stress in recent years due to, among other things, uncertainties surrounding the COVID-19 pandemic, uncertainties surrounding the military conflict in Ukraine, uncertainties regarding the economy and increasing inflation, and the resulting reactions and outcomes of governments, businesses and the general population. These uncertainties have resulted in declines in all market sectors and governmental actions to support the markets. As a result, until these matters have stabilized, the markets may not be available to us for the purpose of raising required capital. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible, we may be unable to obtain the  capital necessary to pursue our strategic plan and may have to reduce the planned future growth and/or scope of our operations.

We need additional financing to support our technology development and ongoing operations, pay our debts and maintain ownership of our intellectual property.

We are currently operating at a loss and using substantial cash to fund our operation. We believe that our cash on hand will be sufficient to fund our operations through February 2024. We may need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. Strategic collaborations may include features which could limit the Company’s ultimate potential. If such financings is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

We need to continue as a going concern if our business is to succeed.

As of March 31, 2023, we had cash and cash equivalents of $6,226,000 and net working capital of approximately $4,747,000  (exclusive of convertible notes payable). We have experienced net losses since inception. As of March 31, 2023, we had an accumulated deficit of $110,151,000 and net losses in the amount of $8,753,000 and $20,071,000 and $25,360,000 during the six months ended March 31, 2023 and the years ended September 30, 2022 and 2021, respectively. We incurred non-cash expenses of $2,479,000, $12,142,000, and $17,701,000 during the six months ended March 31, 2023 and the years ended September 30, 2022 and 2021, respectively.

We believe that our cash on hand will be sufficient to fund our operations at least through February 2024.

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

The proceeds of warrants currently outstanding, which are not expected to be exercised on a cashless basis, may generate potential proceeds of up to approximately $15,892,000. We cannot provide assurance that any of these warrants will be exercised.

As of March 31, 2023, we owed approximately $2,578,000 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

We owe $2,255,000 under various convertible promissory notes as of March 31, 2023, including $1,184,000 owed to entities controlled by Ronald P. Erickson, our Chairman and Chief Executive Officer. Mr. Erickson and/or entities with which he is affiliated also have accounts payable and accrued liabilities of $323,000 as of March 31, 2023 related accrued interest and expenses. We may need additional financing, to service and/or repay these debt obligations. If we raise additional capital through borrowing or other debt financing, we may incur substantial interest expense. If and when we raise more equity capital in the future, it will result in substantial dilution to our current stockholders.

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have experienced net losses since inception. As of March 31, 2023, we had an accumulated deficit of $110,151,000 and net losses in the amount $8,753,000, $20,071,000 and $25,360,000 during the six months ended March 31, 2023 and the years ended September 30, 2022 and 2021, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our businesses have produced minimal revenues and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

We may not be able to generate sufficient revenue from the commercialization of our technology and related products to achieve or sustain profitability.

We are in the early stages of commercializing our technology. Failure to develop and sell products based upon our technology could have a material adverse effect on our business, financial condition and results of operations. To date, we have not generated revenue from sales of our technology or products. We believe that our commercialization success is dependent upon our ability to significantly increase the number of customers that are using our products.  In addition, demand for our products may not materialize, or increase as quickly as planned, and we may therefore be unable to increase our revenue levels as expected. We are currently not profitable. Even if we succeed in introducing our technology and related products to our target markets, we may not be able to generate sufficient revenue to achieve or sustain profitability.

We currently rely upon external resources for many engineering and product development services. If we are unable to secure  engineering or product development partners or establish satisfactory engineering and product development capabilities, we may not be able to successfully commercialize our technology.

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

Historically, we have not had sufficient internal resources to work on all necessary engineering and product development matters. We have used third parties in the past and will continue to do so. These resources are not always readily available, and the absence of their availability could inhibit our research and development efforts and our responsiveness to our customers. Our inability to secure those resources could impact our ability to provide engineering and product development services and could have an impact on our customers’ willingness to use our technology.  Moreover, third parties have their own internal demands on time and resources which may not always align with ours.  Hence, our own expectations for development and product timelines may not be shared by third parties upon whom we rely.

We are in the early stages of commercialization and our technology and related products may never achieve significant commercial market acceptance.

Our success depends on our ability to develop and market products that are recognized as accurate and cost-effective. Many of our potential customers may be reluctant to use our new technology. Market acceptance will depend on many factors, including our ability to convince potential customers that our technology and related products are an attractive alternative to existing technologies. We will need to demonstrate that our products provide accurate and cost-effective alternatives to existing technologies. Compared to most competing technologies, our technology is new, and most potential customers will have limited knowledge of, or experience with, our products. Prior to implementing our technology and related products, some potential customers may be required to devote significant time and effort to testing and validating our products. Any failure of our technology or related products to meet customer expectations could result in customers choosing to retain their existing methods or to adopt systems other than ours.

Many factors influence the perception of a new technology including its use by leaders in the industry. If we are unable to induce industry leaders in our target markets to implement and use our technology and related products, acceptance and adoption of our products could be slowed. In addition, if our products fail to gain significant acceptance in the marketplace and we are unable to expand our customer base, we may never generate sufficient revenue to achieve or sustain profitability.

We are dependent on key personnel.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. While our continued operation and ultimate success is not dependent upon one individual, our success does depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations, and the ability of all personnel to work together effectively as a team. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations. Our success also depends on our continued ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, manufacturing, administrative and sales and marketing personnel. Competition for these individuals is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in recruiting and retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new products and adversely impact our relationships with existing and future customers. The inability to attract and retain necessary technical, managerial, manufacturing, administrative and sales and marketing personnel could harm our ability to obtain new customers and develop new products and could adversely affect our business and operating results.

We have limited insurance which may not cover claims by third parties against us or our officers and directors.

We have directors’ and officers’ liability insurance and commercial liability insurance policies. Claims, however, by third parties against us may exceed policy amounts and we may not have amounts to cover these claims. Any significant claims would have a material adverse effect on our business, financial condition and results of operations.  In addition, our limited directors’ and officers’ liability insurance may affect our ability to attract and retain directors and officers.

Our inability to effectively protect our intellectual property would adversely affect our ability to compete effectively, our revenue, our financial condition and our results of operations.

We rely on a combination of patent, trademark, and trade secret laws, and confidentiality procedures to protect our intellectual property rights. Creating and maintaining a strong patent portfolio is important to our business. Patent law relating to the scope of claims in the technology fields in which we operate is complex and uncertain, so we cannot be assured that we will be able to obtain or maintain patent rights, or that the patent rights we may obtain will be valuable, provide an effective barrier to competitors or otherwise provide competitive advantages. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions or demonstrate that we did not derive our invention from another, we may have to participate in interference or derivation proceedings in the United States Patent and Trademark Office or in court that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot be assured our patent applications will prevail over those filed by others. Also, our intellectual property rights may be subject to other challenges by third parties. Patents we obtain could be challenged in litigation or in administrative proceedings such as ex parte reexam, inter parties review, or post grant review in the United States or opposition proceedings in Europe or other jurisdictions.

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

We may engage in acquisitions, mergers, strategic alliances, joint ventures and divestures that could result in final results that are different than expected

.

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

Our technology will have a number of potential applications in fields of use which will require prior governmental regulatory approval before the technology can be introduced to the marketplace. For example, we are exploring the use of our technology for certain medical diagnostic applications, with an initial focus on the monitoring of blood glucose.  There is no assurance that we will be successful in developing glucose monitoring medical applications for our technology. If we were to be successful in developing glucose monitoring medical applications of our technology, prior clearance by the FDA and other governmental regulatory bodies will be required before the technology could be introduced into the marketplace. Our devices leverage Machine Learning (ML) and Artificial Intelligence (AI) to process the massive data collected through the Bio-RFID sensor. ML/AI also controls the sensor operation, enabling the device to emit and capture data, and, ultimately, to identify and measure blood glucose levels. Machine learning-enabled device software functions (ML-DSF) continue to be evaluated by the FDA, which recently released new guidance proposing a science-based approach for AI/ML-enabled medical devices to be modified and improved more quickly. There is no assurance that such regulatory approval would be obtained for a glucose monitoring medical diagnostic device or other applications requiring such approval. The FDA can refuse to grant, delay, and limit or deny approval of an application for clearance of marketing a glucose monitoring device for many reasons. We may not obtain the necessary regulatory approvals or clearances to market these glucose monitoring systems in the United States or outside of the United States. Any delay in, or failure to receive or maintain, approval or clearance for our products could prevent us from generating revenue from these products or achieving profitability.

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

As of March 31, 2023, we had 48,207,937 shares of common stock issued and outstanding. As of March 31, 2023, there were options outstanding for the purchase of 15,019,596 common shares (including unearned stock option grants totaling 3,999,825 shares related to performance targets), warrants for the purchase of 21,736,313 common shares, and 8,108,356 shares of our common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, we currently have 9,020,264 common shares at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,255,066. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the March 31, 2023, calculation of net loss per share because their impact is antidilutive.

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

If in the future,  we sell our common stock at a price below $0.25 per share, the conversion price of our outstanding shares of series C convertible preferred stock and series D convertible preferred stock would adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of the convertible promissory notes referred to above and the exercise price of certain outstanding warrants to purchase 10,074,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,439,707 would adjust below $1.20 per share and warrants totaling 4,424,425 would adjust below $2.40 per share, in each case pursuant to the documents governing such instruments.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2023, we had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

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
10+.11

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

KNOW LABS, INC.

(Registrant)

Date: May 15, 2023	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Peter J. Conley
Peter J. Conley
Chief Financial Officer
(Principal Financial and Accounting Officer)

