Form 10-Q
period 2023-06-30
KNOW LABS, INC.
filed 2023-08-14
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of common stock, $.001 par value, issued and outstanding as of August 14, 2023: 52,358,463 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ITEM 1. FINANCIAL STATEMENTS

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS Unaudited

	June 30, 2023	September 30, 2022 (1)
ASSETS	Unaudited

CURRENT ASSETS:
Cash and cash equivalents	$3,928,865	$12,593,692
Total current assets	3,928,865	12,593,692

PROPERTY AND EQUIPMENT, NET	300,097	862,977

OTHER ASSETS
Other assets	15,766	13,767
Operating lease right of use asset	191,769	287,930

TOTAL ASSETS	$4,436,497	$13,758,366

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$526,688	$526,968
Accrued expenses	416,191	462,940
Accrued expenses - related parties	320,427	348,264
Convertible notes payable, net	2,255,066	2,255,066
Current portion of operating lease right of use liability	202,712	215,397
Total current liabilities	3,721,084	3,808,635

NON-CURRENT LIABILITIES:
Operating lease right of use liability, net of current portion	-	87,118
Total non-current liabilities	-	87,118

COMMITMENTS AND CONTINGENCIES (Note 12)	-	-

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value, 5,000,000 shares authorized, Series C and D shares issued and outstanding as follows:
Series C Convertible Preferred stock $0.001 par value, 1,785,715 shares authorized, 1,785,715 shares issued and outstanding at 6/30/2023 and 9/30/2022, respectively	1,790	1,790
Series D Convertible Preferred stock $0.001 par value, 1,016,014 shares authorized, 1,016,004 shares issued and outstanding at 6/30/2023 and 9/30/2022, respectively	1,015	1,015
Common stock - $0.001 par value, 200,000,000 shares authorized, 52,358,463 and 48,156,062 shares issued and outstanding at 6/30/2023 and 9/30/2022, respectively	52,358	48,158
Additional paid in capital	119,375,700	111,209,388
Accumulated deficit	(118,715,450)	(101,397,738)
Total stockholders' equity	715,413	9,862,613

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,436,497	$13,758,366

(1) Derived from the audited consolidated balance sheet.

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended,		Nine Months Ended,
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

REVENUE- DIGITAL ASSET SALES	$-	$-	$-	$4,360,087
OPERATING EXPENSES-
RESEARCH AND DEVELOPMENT EXPENSES	1,879,519	1,272,537	6,186,039	3,406,996
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,359,782	1,588,823	5,507,511	4,253,997
SELLING AND TRANSACTIONAL COSTS FOR DIGITAL ASSETS	-	164,093	-	3,436,955
Total operating expenses	3,239,301	3,025,453	11,693,550	11,097,948
OPERATING LOSS	(3,239,301)	(3,025,453)	(11,693,550)	(6,737,861)

OTHER (EXPENSE):
Interest income (expense), net	23,511	(239,760)	(275,301)	(8,024,709)
Other (expense) income	(384,137)	261,927	(384,137)	261,927
Total other (expense), net	(360,626)	22,167	(659,438)	(7,762,782)

LOSS BEFORE INCOME TAXES	(3,599,927)	(3,003,286)	(12,352,988)	(14,500,643)

Income tax expense	-	-	-	-

NET LOSS	(3,599,927)	(3,003,286)	(12,352,988)	(14,500,643)

Common stock dividends on Series D Preferred Stock	(1,627,230)	-	(1,627,230)	-
Deemed dividends on Series C and D Preferred Stock	(3,337,494)	-	(3,337,494)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(8,564,651)	$(3,003,286)	$(17,317,712)	$(14,500,643)

Basic and diluted loss per share	$(0.18)	$(0.07)	$(0.36)	$(0.37)

Weighted average shares of common stock outstanding- basic and diluted	48,928,911	43,760,904	48,604,274	39,032,860

 The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Unaudited

	Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Equity
Balance as of October 1, 2021	1,785,715	$1,790	1,016,004	$1,015	35,166,551	$35,168	$82,530,684	$(81,326,494)	$1,242,163
Stock compensation expense - employee options	-	-	-	-	-	-	204,170	-	204,170
Issuance of common stock for exercise of warrants	-	-	-	-	801,486	801	765,685	-	766,486
Issuance of common stock for stock option exercises	-	-	-	-	1,875	2	2,342	-	2,344
Net loss	-	-	-	-	-	-	-	(5,356,619)	(5,356,619)
Balance as of December 31, 2021	1,785,715	1,790	1,016,004	1,015	35,969,912	35,971	83,502,881	(86,683,113)	(3,141,456)
Stock compensation expense - employee options	-	-	-	-	-	-	432,481	-	432,481
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	7,672,860	7,673	15,338,047	-	15,345,720
Issuance of common stock for stock option exercises	-	-	-	-	5,000	5	8,995	-	9,000
Issuance of common stock for services	-	-	-	-	90,000	90	152,910	-	153,000
Issuance of warrant for services	-	-	-	-	-	-	71,220	-	71,220
Net loss	-	-	-	-	-	-	-	(6,140,738)	(6,140,738)
Balance as of March 31, 2022	1,785,715	1,790	1,016,004	1,015	43,737,772	43,739	99,506,534	(92,823,851)	6,729,227
Stock compensation expense - employee options	-	-	-	-	-	-	919,224	-	919,224
Issuance of common stock for exercise of warrants	-	-	-	-	62,500	62	27,438	-	27,500
Issuance of common stock for stock option exercises	-	-	-	-	1,875	2	2,341	-	2,343
Modification of warrant-interest expense	-	-	-	-	-	-	244,260	-	244,260
Net loss	-	-	-	-	-	-	-	(3,003,286)	(3,003,286)
Balance as of June 30, 2022	1,785,715	1,790	1,016,004	1,015	43,802,147	43,803	100,699,797	(95,827,137)	4,919,268

Balance as of October 1, 2022	1,785,715	1,790	1,016,004	1,015	48,156,062	48,158	111,209,388	(101,397,738)	9,862,613
Stock compensation expense - employee options	-	-	-	-	-	-	744,640	-	744,640
Issuance of common stock for stock option exercises	-	-	-	-	1,875	1	2,342	-	2,343
Issuance of common stock for exercise of warrants	-	-	-	-	50,000	50	12,450	-	12,500
Expenses for extension of notes and warrants	-	-	-	-	-	-	206,994	-	206,994
Net loss	-	-	-	-	-	-	-	(3,822,859)	(3,822,859)
Balance as of December 31, 2022	1,785,715	1,790	1,016,004	1,015	48,207,937	48,209	112,175,814	(105,220,597)	7,006,231
Stock compensation expense - employee options	-	-	-	-	-	-	1,182,547	-	1,182,547
Expenses for extension of notes and warrants	-	-	-	-	-	-	142,727	-	142,727
Net loss	-	-	-	-	-	-	-	(4,930,202)	(4,930,202)
Balance as of March 31, 2023	1,785,715	1,790	1,016,004	1,015	48,207,937	48,209	113,501,088	(110,150,799)	3,401,303
Stock compensation expense - employee options	-	-	-	-	-	-	536,858	-	536,858
Issuance of common stock for stock option exercises	-	-	-	-	165,015	165	2,179	-	2,344
Issuance of common stock for exercise of warrants	-	-	-	-	2,582,727	2,581	372,254	-	374,835
Common stock dividends on Series D Preferred Stock					1,402,784	1,403	1,625,827	(1,627,230)	-
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	3,337,494	(3,337,494)	-
Net loss								(3,599,927)	(3,599,927)
Balance as of June 30, 2023	1,785,715	$1,790	1,016,004	$1,015	$52,358,463	$52,358	$119,375,700	$(118,715,450)	$715,413

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Nine Months Ended,
	June 30, 2023	June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,352,988)	$(14,500,643)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	259,541	218,683
Issuance of common stock for services	-	153,000
Issuance of common stock warrants for services	-	71,220
Loss on disposal of assets	384,137	-
Modification of notes and warrants - interest expense	349,721	244,260
Stock based compensation- stock option grants	2,464,045	1,555,875
Right of use, net	(3,642)	(20,705)
Gain on forgiveness of notes payable-PPP Loans	-	(252,700)
Amortization of debt discount to interest expense	-	7,272,911
Changes in operating assets and liabilities:
Other long-term assets	(1,999)	-
Accounts receivable-related party	-	(46,146)
Accounts payable - trade and accrued expenses	(74,866)	1,612,959
NET CASH (USED IN) OPERATING ACTIVITIES	(8,976,051)	(3,691,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(80,798)	(843,557)
NET CASH (USED IN) INVESTING ACTIVITIES:	(80,798)	(843,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of notes payable-PPP loans	-	(179,103)
Proceeds from issuance of common stock for stock options exercise	4,687	13,687
Proceeds from issuance of common stock for warrant exercise	387,335	793,986
NET CASH PROVIDED BY FINANCING ACTIVITIES	392,022	628,570

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,664,827)	(3,906,273)

CASH AND CASH EQUIVALENTS, beginning of period	12,593,692	12,258,218

CASH AND CASH EQUIVALENTS, end of period	$3,928,865	$8,351,945

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
Conversion of debt	$-	$14,209,000
Conversion of accrued interest	$-	$1,136,720
Common stock dividends on Series D Preferred Stock	$1,627,230	$-
Deemed dividends on Series C and D Preferred Stock	$3,337,494	$-

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission on December 20, 2022. The results of operations for the nine months ended June 30, 2023 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

The Company is focused on the development and commercialization of proprietary radio frequency sensor technology which is capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to non-invasively detect, record, identify and measure the unique “signature” of said materials or analytes in the human body. The Company calls this its “Bio-RFID” technology platform.  The data obtained with our sensor technology is analyzed with the Company’s trade secret algorithms. There are a significant number of analytes in the human body that relate to health and wellness. The Company’s focus is on those analytes relating to human health, the identification of which provide diagnostic information and require, by their nature, clearance by the United States Food and Drug Administration.  The first among those analytes is the non-invasive monitoring of blood glucose levels.

2. LIQUIDITY AND GOING CONCERN

The Company has cash and cash equivalents of $3,928,865 and net working capital of $715,213 ($2,970,479 exclusive of convertible notes payable) as of June 30, 2023. The Company anticipates that it will record losses from operations for the foreseeable future. During the end of the quarter ended March 31, 2023, the Company made some adjustments to its staffing level and the impact of those adjustments, plus the departure of our chief technology and executive office, has significantly reduced our monthly burn rate.  The Company will further adjust its cost structure if new debt or equity capital is not received. The Company’s ability to transition profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.   The Company believes that it has enough available cash and flexibility with its operating expenses to operate until at least December 31, 2023. Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has funded its operations primarily through issuance of equity securities, and proceeds from the exercise of warrants to purchase common stock and the sale of debt instruments. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this Report.

Management of the Company intends to raise additional funds through the issuance of equity securities or debt. The Company is currently working on some capital fund raising transactions and while they expect to have something finalized by September 30, 2023, as of this date, there is no commitment. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. As a result, the substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The proceeds of warrants currently outstanding, which could be exercised on a cash basis, may generate potential proceeds of up to $15,682,308. The Company expects that portions of these warrants will be exercised but there is no guarantee any portion will be exercised.

3. SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation – These unaudited condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

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

Property and Equipment – Equipment consists of machinery, leasehold improvements and furniture and fixtures, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 2-5 years, except for leasehold improvements which are depreciated over 5 years.

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

The Company’s current research and development efforts are primarily focused on improving its radio frequency spectroscopy technology and its first focus on non-invasive monitoring of blood glucose levels; extending its capacity and developing new and unique applications for this technology. The Company believes that continued development of new and enhanced technologies is essential to its future success. The Company incurred expenses of $6,186,039 and $3,406,996 for the nine months ended June 30, 2023 and 2022, respectively, on development activities. Included in the expense for 2023 is approximately $859,000 related to severance and other expenses associated with the departure of the Company’s former chief technology officer and chief executive officer, Philip A. Bosua, and other employees.

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the nine months ended June 30, 2023 and 2022 were $149,297 and $514,401, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of June 30, 2023 and September 30, 2022 are based upon the short-term nature of the assets and liabilities. The fair value of the Company’s convertible notes payable are not readily available given the terms and conditions, including the conversion features, are complex.

The Company has a money market account which is considered a Level 1 asset. The balance as of June 30, 2023 and September 30, 2022 was $3,678,865 and $11,821,931, respectively. No other assets or liabilities are required to be recorded at fair value on a recurring nature.

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

The Company determined that the conversion features for purposes of bifurcation within its currently outstanding convertible notes payable were immaterial and there was no derivative liability to be recorded as of June 30, 2023 and September 30, 2022.

Stock Based Compensation – The Company has share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options and warrants to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period under ASC 718. The Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Deemed dividends to preferred shareholders increase the net loss available to common shareholders and impact the net loss per share calculation.

As of June 30, 2023, the Company had 52,358,463 shares of common stock issued and outstanding. As of June 30, 2023, there were options outstanding for the purchase of 14,506,158 common shares (including unearned stock option grants totaling 3,869,825 shares related to performance targets), warrants for the purchase of 18,856,313 common shares, 8,108,356 shares of our common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock and approximately 2,920,000 of common shares reserved to pay Series C and D preferred stock dividends. In addition, the Company currently has 9,020,264 common shares at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,255,066. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the June 30, 2023, calculation of net loss per share because their impact is antidilutive.

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

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the three and nine months ended June 30, 2023 and 2022 and comprehensive loss for those periods.

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

After the sale of the NFT, the Ethereum was converted to US dollars as soon as practically possible. The Company recorded the total value of the gross NFT sale in revenue. Costs incurred in connection with the NFT transaction were recorded in the statement of operations as selling and transactional cost of digital assets and include costs to outside consultants, estimated employee and former CEO special bonus compensation, digital asset conversion losses and estimated sales and use tax. The amount totaled $3,430,438 for the year ended September 30, 2022. As of June 30, 2023 and September 30, 2022, accrued expenses include $274,019 and $343,878 of expenses, respectively, primarily sales and use tax and other expenses.

5. PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2023 and September 30, 2022 was comprised of the following:

	Estimated Useful Lives	June 30, 2023	September 30, 2022
Machinery and equipment	2-3 years	$961,529	$1,510,265
Furniture and fixtures	5 years	26,855	26,855
Leasehold improvements	5 years	3,612	3,612
Less: accumulated depreciation		(691,899)	(677,755)
		$300,097	$862,977

Total depreciation expense was $259,541 and $218,683 for the nine months ended June 30, 2023 and 2022, respectively. Equipment is used primarily for research and development purposes and accordingly $246,563 and $207,440 in depreciation is classified in research and development expenses during the nine months ended June 30, 2023 and 2022, respectively. The Company retired assets with a net book value of $384,137 during the nine months ended June 30, 2023 related to the consolidation of leased offices.

6.  LEASES

The Company has entered into operating leases for office and development facilities which range from two to three years and include options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use asses are recorded based upon the present value of the lease payments over the expected lease term. As of June 30, 2023 and September 30, 2022, total operating lease liabilities for remaining long term leases was approximately $163,000 and $302,000, respectively. Right of use assets totaled approximately $156,000 and $288,000 at June 30, 2023 and September 30, 2022, respectively. In the nine months ended June 30, 2023 and 2022, the Company recognized $203,000 and $131,000, respectively in total lease costs for the leases. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.  Recently the Company, as a result of certain headcount adjustments, has listed two of its leased premises as available for sublease.  There can be no assurance such sublease will be successful or lead to a reduction in current on-going lease payments.

The weighted average remaining lease term for the operating leases was 12 months at June 30, 2023 and the weighted average discount rate was 7%.

The minimum future lease payments as of June 30, 2023 are as follows:

Year Ended June 30, 2024-
Total remaining payments	$204,534
Less imputed interest	(1,822)
Total lease liability	$202,712

7. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible notes payable as of June 30, 2023 and September 30, 2022 consisted of the following:

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve, a significant stockholder, $1,071,000 under convertible promissory or OID notes. We recorded accrued interest of $92,171 and $86,562 as of June 30, 2023 and September 30, 2022, respectively. On December 7, 2022, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2023. The Company expensed $155,702 as interest during the nine months ended June 30, 2023 related to the extension of the notes. The Company recorded in equity the incremental value related to the conversion feature and as such, the Company recorded the extension value as an expense with an offset to additional paid in capital.

Convertible Redeemable Promissory Notes with J3E2A2Z

On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of the Company for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The Company recorded accrued interest of $320,427 and $287,290 as of June 30, 2023 and September 30, 2022, respectively. On December 7, 2022, the Company approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to January 30, 2023. On January 25, 2023, the Company approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to September 30, 2023. Mr. Erickson controls J3JE2A2Z.

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

Convertible notes payable as of June 30, 2023 and September 30, 2022 are summarized below:

	June 30, 2023	September 30, 2022
Convertible note- Clayton A. Struve	$1,071,000	$1,071,000
Convertible note- Ronald P. Erickson and affiliates	1,184,066	1,184,066
2021 Convertible notes	-	14,209,000
Less conversions of notes	-	(14,209,000)
	$2,255,066	$2,255,066

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

Securities Subject to Price Adjustments

If in the future, the Company sells its common stock at a price below $0.25 per share, the conversion price of our outstanding shares of series C convertible preferred stock and series D convertible preferred stock would adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of the convertible promissory notes referred to above and the exercise price of certain outstanding warrants to purchase 7,684,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,439,707 would adjust below $1.20 per share and warrants totaling 4,424,425 would adjust below $2.40 per share, in each case pursuant to the documents governing such instruments.

Series C and D Preferred Stock, Warrants and Dividends

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a cumulative dividend of 8% and an ownership blocker of 4.99%. Dividends are due and payable in cash when declared by the Company or when the stock is converted. Series C Preferred stock is senior to Series D Preferred stock and is entitled to receive equal dividends paid to Series D. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock and warrant and its conversion price, were adjusted to $0.25 per share pursuant to the documents governing such instruments. As of June 30, 2023, Mr. Struve owns all of the 1,785,715 issued and outstanding shares of Series C Preferred Stock. Each holder of Preferred Series C is allowed to vote as a common shareholder as if the shares were converted  to common stock up to the ownership blocker of 4.99%.

In 2017 the Company closed a $750,000 Series D Preferred Stock and Warrant offering with Mr. Struve. As of June 30, 2023, Mr. Struve owns all of the 1,016,004 issued and outstanding shares of Series D Preferred Stock. Each outstanding share of series D preferred stock will accrue cumulative cash dividends at a rate equal to 8.0% per annum, subject to adjustment as provided in the series D preferred stock certificate of designations. Dividends are due and payable in cash when declared by the Company or when the stock is converted. In addition, On August 14, 2017, the price of the Series D Preferred Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. Each holder of Preferred Series D is allowed to vote as a common shareholder as if the shares were converted to common stock up to the ownership blocker of 4.99%.

In August, 2023, as part of a modification of the Series C and Series D Preferred certificates of designation, such preferred stock does not accrue or pay cash dividends. All future dividends will be accrued and paid in Series C or Series D stock, as applicable. As was the case prior to the modifications of the Series C and Series D preferred stock, although accrual of dividends is required as described below, no dividends are actually paid, and no shares actually issued, until a conversion of such stock or declaration of the dividend by the Board of Directors. Additionally the Series D Preferred stock will no longer be required to automatically convert to common stock based on listing of the Company’s common stock on the NYSE American, except if the volume weighted average price of the common stock is at least $2.50 per share for 20 trading days and certain other requirements are satisfied. The cumulative dividends accrued and paid in preferred stock will be determined based upon a $.70 stated value. The conversion from preferred stock into common stock is determined based dividing the $.70 stated value by the $.25 conversion price. In June, 2023, as part of the anticipated modification of the certificates of designation of the Series C and Series D preferred stock, at Mr. Struve’s request, the Company settled all cash dividends with respect to the Series D preferred stock accrued and accumulated through December 31, 2022 in exchange for the issuance to Mr. Struve of 1,402,784 shares of the Company’s common stock in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  In connection with this transaction, the Company recorded $1,627,230 in dividends, representing the fair market value of the 1,402,784 shares issued.

Based upon the modified terms and conditions of Series C and D certificates of designations, it was determined that Series C and D preferred dividends need to be accreted going forward. As of June 30, 2023, cumulative unpaid Series C and D dividends totaled approximately $730,000, which on a converted-to-common-stock basis represents approximately 2,920,000 shares of common  stock. The value of the 2.9 million shares of common totaled $3,337,494. The Company recorded $3,337,494 in cumulative deemed dividends related to Series C and D Preferred Stock which have not been paid, net of the approximately $351,000 of accumulated dividends with respect to the Series D preferred that were settled for 1,402,784 shares of common stock as noted above. Mr. Struve is subject to an ownership blocker limiting his ownership to 4.99% and thus the amount of common shares he can receive for dividends. Unpaid accreted stock dividends will be issued to Mr. Struve if he converts preferred stock or if the Board declares a dividend thereon, limited to his 4.99% ownership blocker.  Assuming no changes in the amount of outstanding Preferred Series C or D ownership, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock.

Common Stock

Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted. Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.

Nine Months Ended June 30, 2023

The Company issued 2,632,727 shares of common stock related to warrant exercises and received $387,335.

On June 27, 2023, at Mr. Struve’s request, the Company settled all cash dividends with respect to the Series D preferred stock accrued and accumulated through December 31, 2022 in exchange for the issuance to Mr. Struve of 1,402,784 shares of the Company’s common stock in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

The Company issued 3,750 shares related to the exercise of stock option grants and received $4,687.

Warrants to Purchase Common Stock

Nine Months Ended June 30, 2023

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

The Company recorded interest expense of $194,019 during the nine months ended June 30, 2023 related to the extension of the warrants. The Company recorded the original value of warrants in equity and as such, the Company recorded the extension value as an expense with an offset to additional paid in capital.

On January 19, 2023, the Company signed an Extension of Warrant Agreements with Ronald P. Erickson and an entity controlled by Mr. Erickson, extending the exercise dates from January 30, 2023 to January 30, 2024.

The Company issued 2,632,727 shares of common stock related to warrant exercises and received $387,335.

Warrants to purchase 297,273 shares of common stock at $0.250 per share expired.

A summary of the warrants outstanding as of June 30, 2023 were as follows:

	June 30, 2023
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding October 1, 2022	21,786,313	$1.029
Issued	-	-
Exercised	(2,632,727)	(0.250)
Forfeited	(297,273)	(0.250)
Expired	-	-
Outstanding at end of period	18,856,313	$1.150
Exercisable at end of period	18,856,313

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2023:

	June 30, 2023
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exercisable	Price
7,639,381	1.70	$0.250	7,639,381	$0.250

6,512,207	1.62	1.20-1.85	6,512,207	1.20-1.85
4,694,725	2.86	2.00-3.00	4,694,725	2.00-3.00
10,000	0.68	4.080	10,000	4.080
18,856,313	2.27	$1.150	18,856,313	$1.150

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the nine months ended June 30, 2023 were as follows:

Dividend yield	0%
Expected life	3-5 years
Expected volatility	104%
Risk free interest rate	2.96%

There were vested warrants of 18,856,313 with an aggregate intrinsic value of $6,569,868.

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

Nine Months Ended June 30, 2023

During the nine months ended June 30, 2023, the Company issued stock option grants to eighteen employees and consultants for 4,158,333 shares at an average exercise price of $1.381 per share. The stock option grants expire in five years. The stock option grants primarily vest quarterly over two to four years.

During the nine months ended June 30, 2023, stock option grants for 10,277,655 shares at an average exercise price of $1.647 per share were forfeited.

During the nine months ended June 30, 2023, stock option grants for 166,890 shares at an average exercise price of $0.272 per share were exercised.

Stock option activity for the nine months ended June 30, 2023 and the years ended September 30, 2022 and 2021 was as follows:

	Weighted Average
	Options	Exercise Price	Proceed $
Outstanding October 1, 2020	4,805,000	$1.161	$5,580,550
Granted	10,650,745	1.766	18,807,990
Exercised	(20,625)	(1.359)	(28,031)
Forfeitures	(120,000)	(3.300)	(396,000)
Outstanding October 1, 2021	15,315,120	1.565	23,964,509
Granted	6,636,000	1.815	12,045,330
Exercised	(26,293)	(1.376)	(36,170)
Forfeitures	(1,132,457)	(2.057)	(2,329,267)
Outstanding October 1, 2022	20,792,370	1.618	33,644,402
Granted	4,158,333	1.381	5,744,716
Exercised	(166,890)	(0.272)	(45,473)
Forfeitures	(10,277,655)	(1.647)	(16,923,131)
Outstanding June 30, 2023	14,506,158	$1.546	22,420,514

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2023:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exercisable	Exercisable
$0.88-1.25	2,161,875	3.16	0.941	1,857,891	$1.131
1.28-1.67	9,754,283	3.25	1.398	2,609,458	1.589
1.79-3.67	2,590,000	3.30	2.173	1,106,563	2.041
	14,506,158	3.25	$1.546	5,573,912	$1.400

There are stock option grants of 14,506,158 shares as of June 30, 2023 with an aggregate intrinsic value of $364,605.

There are 14,506,158 (including unearned stock option grants totaling 3,869,825 shares related to performance milestones) options to purchase common stock at an average exercise price of $1.546 per share outstanding as of June 30, 2023 under the 2021 Plan. The Company recorded $2,464,045 and $1,555,875 of compensation expense, net of related tax effects, relative to stock options for the nine months ended June 30, 2023 and 2022, respectively, in accordance with ASC 718. As of June 30, 2023, there is $5,454,046 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.25 years.

10. INCOME TAXES

The Company recorded a provision for income taxes of $0 for the three and nine months ended June 30, 2023 and 2022.

The Company’s effective tax rate was 0.0% for the three and nine month period ended June 30, 2023 and 2022. The difference between the effective tax rate and the federal statutory tax rate primarily relates to the valuation allowance on the Company’s deferred tax assets.

For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

As of June 30, 2023 and September 30, 2022, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

11. SIGNIFICANT AND OTHER TRANSACTIONS WITH RELATED PARTIES

Transactions with Clayton Struve

See Notes 7 and 8 for related party transactions with Clayton A. Struve, a significant stockholder.

On June 27, 2023, at Mr. Struve’s request, the Company settled all cash dividends with respect to the Series D preferred stock accrued and accumulated through December 31, 2022 in exchange for the issuance to Mr. Struve of 1,402,784 shares of the Company’s common stock in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. In connection with this transaction, the Company recorded $1,627,230 in dividends, representing the fair market value of the 1,402,784 shares issued.

Related Party Transactions with Ronald P. Erickson

See Notes 7, 8 and 12 for related party transactions with Ronald P. Erickson, the Company’s Chairman and Chief Executive Officer and affiliated entities.

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

Employment and Related Agreements

Separation and Release Agreement with Phillip A. Bosua, Former Chief Technology Officer and Chief Executive Officer

On January 23, 2023, Mr. Bosua resigned from the Board and from his position as Chief Executive Officer of the Company. In connection with his resignation, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Mr. Bosua containing customary terms and mutual releases, pursuant to which Mr. Bosua is entitled receive a $400,000 severance payment and benefits pursuant to his prior employment agreement. Pursuant to the Separation Agreement, Mr. Bosua’s outstanding stock options ceased vesting as of January 23, 2023, and all vested stock options remain exercisable through January 23, 2024. Mr. Bosua has been engaged as a consultant to the Company for a period of one year at a rate of $10,000 per month. Mr. Bosua also entered into a lock up and leak out agreement with respect to 3,005,000 common shares owned by Mr. Bosua and shares issuable upon exercise of his vested option awards. During the period commencing March 17, 2023 through March 17, 2024, Mr. Bosua may sell no more than 1,500,000 shares. During the period commencing April 1, 2024 through June 30, 2026, Mr. Bosua may sell no more than 375,000 shares per quarter (or 1,500,000 shares per year), unless the stock price of the Company’s common stock exceeds $5.00 per share on the NYSE American (the “Stock Price Threshold”), then Mr. Bosua may sell a maximum of 750,000 shares during any such quarter that the Stock Price Threshold is met. Notwithstanding the foregoing, any lock-up or leak-out restrictions are waived for any sales of shares from Mr. Bosua to Todd Baszucki.

During the nine months ended June 30, 2023, the Company paid severance of $400,000, employee taxes of $14,027 and server costs of $44,000. During the nine months ended June 30, 2023, the Company expensed $421,782 related to the extension of the vested stock option awards.

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

Corporate and Executive Offices

On April 13, 2017, the Company leased its executive office located at 500 Union Street, Suite 810, Seattle, Washington, USA, 98101. The Company leases 943 square feet and the current net monthly payment is $3,334. The monthly payment increases approximately 3% each year and the lease expired on May 31, 2022. On October 31, 2021, the Company extended the lease from June 1, 2022 to May 31, 2023 at $2,986 per month. On April 26, 2023, the Company extended the lease from June 1, 2023 to May 31, 2024 at $2,908.

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

On September 22, 2022, the Company leased lab facilities and executive offices in Yucca Valley, CA from Phillip Bosua, the Company’s former CEO. The Company leased 1,700 square feet of the total 2,134 square feet of the premises and the current net monthly payment is $7,000. The lease was to expire September 30, 2023 and could be extended on a month to month basis. The Company paid $91,500 in rent on September 28, 2022 for the period September 1, 2021 to September 30, 2022. The Company paid $28,000 for the nine months ended June 30, 2023.  The lease was terminated on January 23, 2023, the date of Mr. Bosua’s resignation from the Company.

On November 22, 2022, the Company leased an additional 1,800 square feet of lab facilities at 123 Boylston Ave, Suite C, Seattle, WA 98102 with a net monthly payment is $2,250. The lease expires on August 31, 2023.

13. SEGMENT REPORTING

The Company considers the business to currently have one operating segment; the development of its radio frequency spectroscopy technology with a first focus on non-invasively ascertaining blood glucose levels. Previously, two subsidiary segments were active; (i) Particle, Inc. technology; and (ii) AI Mind sales of NFT products.

On April 30, 2020, the Company incorporated Particle, Inc. in the State of Nevada. Particle was focused on the development and commercialization of the Company’s extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena which remains the parent company’s singular focus. Since incorporation, Particle has engaged in research and development activities on threaded light bulbs that have a warm white light and can inactivate germs, including bacteria and viruses. It is seeking partners to take the product to market.

AI Mind commenced operations during the year ended September 30, 2021. The Company was dissolved on July 25, 2023.

The reporting for the three months and nine months ended June 30, 2023 and 2022 was as follows (in thousands):

		Segment
		Operating	Segment
Segment	Revenue	Profit (Loss)	Assets
Three Months Ended June 30, 2023
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$3,239	$4,436
Particle, Inc. technology	-	-	-
Digital asset sales	-	-	-
Total segments	$-	$3,239	$4,436

Three Months Ended June 30, 2022
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(2,838)	$7,522
Particle, Inc. technology	-	(23)	-
Digital asset sales	-	(164)	2,105
Total segments	$-	$(3,025)	$9,627

Nine Months Ended June 30, 2023
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(11,694)	$4,436
Particle, Inc. technology	-	-	-
Digital asset sales	-	-	-
Total segments	$-	$(11,694)	$4,436

Nine Months Ended June 30, 2022
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(7,617)	$7,522
Particle, Inc. technology	-	(45)	-
Digital asset sales	4,360	923	2,105
Total segments	$4,360	$(6,739)	$9,627

During the nine months ended June 30, 2023 and 2022, the Company incurred non-cash expenses related to operations of $3,453,802 and $9,242,544, respectively.

14. SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to June 30, 2023, there were the following material transactions that require disclosure:

AI Mind was dissolved on July 25, 2023.

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

BUSINESS

Overview

Know Labs is an emerging leader in non-invasive medical diagnostics. We are focused on the development and commercialization of our proprietary sensor technology utilizing radio and microwave spectroscopy. When paired with our machine learning platform, our technology is capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify, and measure the unique “signature” of said materials or analytes. We call this our “Bio-RFID™” sensor technology platform.

The first application of our Bio-RFID sensor technology is in a product to non-invasively monitor blood glucose levels. Our device will provide the user with real-time information on their blood glucose levels.  We recently announced our Generation 1 working prototype device.  This device embodies the Bio-RFID sensor which has been used in internal clinical testing.  We will expand our testing, both internally and externally with the Generation 1 device and will refine the device itself over time into final form factors.  These devices will require US Food and Drug Administration (FDA) clearance before entering the market.

Following FDA clearance of our non-invasive blood glucose monitoring device, Know Labs plans to expand Bio-RFID to other non-invasive medical diagnostic applications. As a platform technology, Bio-RFID can identify numerous other analytes in the human body which are important in medical diagnostics and human health and wellness.

While medical diagnostics applications, with blood glucose monitoring paramount, are the focus of Know Labs, the Company’s proprietary radio frequency and microwave spectroscopy platform have broad applicability outside of the medical diagnostic realm.  Over time, as resources allow, the Company will explore those opportunities.

Corporate History and Structure

Know Labs, Inc. was incorporated under the laws of the State of Nevada in 1998. Since 2007, our company has been focused primarily on research and development of proprietary spectroscopic technologies spanning the electromagnetic spectrum.

Know Labs has one wholly owned subsidiary, Particle, Inc. incorporated on April 30, 2020. AI Mind, Inc., Know Lab’s former wholly owned subsidiary, was incorporated on September 17, 2021 and dissolved in early 2023.  At this time there is no material activity in the Particle subsidiary while the Company gives all of its attention to its focus on its Bio-RFID technology.

The Know Labs Technology

We have internally and under contract with third parties developed proprietary platform technology to uniquely identify and measure almost any organic and inorganic material or analyte. Our patented technology utilizes electromagnetic energy along a wide range of the electromagnetic spectrum from visible light and infrared to radio wave and microwave wavelengths to perform analytics which allow the user to accurately identify and measure materials and analytes.

Our technology provides a unique platform upon which a myriad of applications can be developed. As a platform technology, it is analogous to a smartphone, upon which an enormous number of previously unforeseen applications have been developed. Our radio frequency spectroscopy technology is an “enabling” technology that brings the science of electromagnetic energy to low-cost, real-world commercialization opportunities across multiple industries. The technology is foundational and, as such, the basis upon which we believe significant businesses can be built. While we are pursuing our core focus on commercializing our glucose monitor, we believe non-core clinical, non-clinical and medical research applications represent a multitude of opportunities for strategic collaboration, joint development, and licensing agreements with leading companies in their respective industries.

We believe an important competitive differentiator for Bio-RFID to be its ability to not only identify a wide range of organic and inorganic materials and analytes, but to do so non-invasively, and in real-time, which potentially enables new multivariate models of clinical diagnostics, and health and wellness monitoring.

Bio-RFID:  Hardware and Software

Our Bio-RFID technology embodies two key components: hardware and software.  The key hardware component includes a sensor which both sends and receives a radio frequency signal.  The data obtained by the receiving aspect of the sensor is analyzed by software.  Today, the sensor portion of our hardware development is complete. This sensor is currently being used in our internal tests, and has been for the past several months, gathering millions of data points to further refine our algorithm. It is the core component in our Generation 1 working prototype device, which we have recently disclosed and will be the core component of our eventual final marketed product pending FDA clearance.

As a consequence, a significant amount of our focus has shifted to algorithm development.  This involves sophisticated development of algorithms which derive meaningful information from the raw data obtained by our sensor.  These algorithms are developed through the utilization of artificial intelligence (AI) and machine learning (ML) by means of training varying models. We will continue data collection to further refine the accuracy of the algorithm until we feel confident that we can be successful in FDA clinical trials and bring to the market the first non-invasive blood glucose monitor.

Bio-RFID:  Early Results

We previously announced the results of an internal exploratory study comparing tests between our Bio-RFID technology and the leading continuous glucose monitors from Abbott Labs (Freestyle Libre®) and DexCom (G6®). These results provided evidence of a high degree of correlation between our Bio-RFID technology and the current industry leaders and their continuous glucose monitors. Our patented technology is fundamentally differentiated from these industry leaders as our technology completely non-invasively monitors blood glucose levels. We also believe Bio-RFID successfully addresses the limiting qualities of non-invasive optical technologies whose diagnostic capacities may be inhibited by skin tones and other factors.

We continue to build the internal and external development team necessary to commercialize our technology. Our ability to obtain exacting results from the data collected through our Bio-RFID sensor technology, also referred to as radio frequency spectroscopy or RF spectroscopy, is enabled by our trade secret algorithms built through our machine learning platform. We have been refining these algorithms so they can accurately determine blood glucose levels. We believe our algorithms can also provide accurate measurements for blood alcohol and blood oxygen levels, which we have identified in preliminary tests.  We expect them to provide the analytics for the long list of other potential analytes in the human body many of which are set forth in our issued patent USPTO 11,033,208 B1.

Bio-RFID:  Validation and FDA Clearance

We are also focused on building strong external validation of the Bio-RFID technology. This on-going initiative should provide additional evidence and support as we look to approach the FDA. Over the past several months we have announced several significant validating studies.  They include: The results of a proof-of-principle study titled, “Detecting Unique Analyte-Specific Radio Frequency Spectral Responses in Liquid Solutions, Implications for Non-Invasive Physiologic Monitoring.” This study was conducted in collaboration with Mayo Clinic and its results were presented at the 2023 American Physiological Society (APS) Summit. The study demonstrated the accuracy of the Bio-RFID sensor in quantifying different analytes in vitro, proving a 100% accuracy rate in the study.

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

The results of a new study titled, "Algorithm Refinement in the Non-Invasive Detection of Blood Glucose Using Know Labs’ Bio-RFID Technology." The study demonstrates that algorithm optimization using a light gradient-boosting machine (lightGBM) machine learning model improved the accuracy of Know Labs’ Bio-RFID™ sensor technology at quantifying blood glucose, demonstrating an overall Mean Absolute Relative Difference (MARD) of 12.9% – which is within the range of FDA-cleared blood glucose monitoring devices.

The results from a new study titled, "Novel data preprocessing techniques in an expanded dataset improve machine learning model accuracy for a non-invasive blood glucose monitor." The study demonstrates that continued algorithm refinement and more high-quality data improved the accuracy of Know Labs’ proprietary Bio-RFID sensor technology, resulting in an overall Mean Absolute Relative Difference (MARD) of 11.3%. As with all Know Labs’ previous research, this study was designed to assess the ability of the Bio-RFID sensor to non-invasively and continuously quantify blood glucose, using the Dexcom G6® continuous glucose monitor (CGM) as a reference device. In this new study where data collection was completed in May of 2023, Know Labs applied novel data preprocessing techniques and trained a light gradient-boosting machine (lightGBM) model to predict blood glucose values using 3,311 observations – or reference device values – from over 330 hours of data collected from 13 healthy participants. With this method, Know Labs was able to predict blood glucose in the test set – the dataset that provides a blind evaluation of model performance – with a MARD of 11.3%.

As the Company successfully completed our foundational studies, created a stable sensor that delivers repeatable results, and developed a software infrastructure to manage and interpret large, novel datasets, it will continue to expand its testing and data gathering with larger and more diverse populations in order to acquire generalizable results, a core element on the path to FDA clearance.

We have also begun the internal and external process to pursue FDA clearance for our non-invasive blood glucose monitor. Our Chief Medical Officer, medical and regulatory advisory board, our entire executive team along with external advisors guide us in this process. Additionally, our third-party quality assurance and documentation consultants help ensure that the rigorous requirements of the FDA are met. We are unable to estimate the time necessary for FDA approval or the likelihood of success in that endeavor.

While the first focus of our Bio-RFID platform is non-invasive glucose monitoring, it is important to note that the Bio-RFID platform has the capacity to monitor and identify other analytes in the human body. Each additional analyte we identify over time may require its own subsequent FDA clearance, the success of which we are unable to estimate at this time. Our radio frequency spectroscopic technology is the foundational platform for the development of these future applications of Bio-RFID.

Product Strategy

We have announced the development of our non-invasive glucose monitor and our desire to obtain FDA clearance for the marketing of this product. We are currently undertaking internal development work of this product for the commercial marketplace. We have also announced the engagement of several strategic partners and advisors focused on sensor technology, product design, data science, machine learning, manufacturing and regulatory affairs, who we will work with to bring this product to market.  The recent announcement of our Generation 1 working prototype device was a significant milestone for the Company. It will be used in internal and external clinical testing and will gather significant amounts of data with diverse populations which will allow us to refine the design of the next generation device. We will make further announcements regarding the product as development, testing, manufacturing, and regulatory approval work progresses.

Our efforts are entirely focused on productizing Bio-RFID and collecting high quality data for validation purposes, including third-party studies, and appropriate and required clinical trials. At this point in our development cycle, the hardware continues to be miniaturized and optimized, the product form factor is moving in the direction of a final product that will be used for FDA clinical trials and the algorithms which provide results from the data collected by our sensor are being refined to improve accuracy.

Sales and Marketing

While we continue with our internal development efforts and the move toward clinical trials for FDA clearance and expected (but not guaranteed) clearance of our first product, a non-invasive blood glucose monitor, we will explore the several potential avenues for moving our first product and potential follow-on products into the marketplace.  The avenues being explored include direct to consumer, initial launch partners, broad distribution partners, licensing partners and private label approaches to the market among others.  We have begun to build our internal commercial and marketing team in preparation for detailed strategic thinking about the optimal approach to the marketplace. We attend and engage in conferences focused on diabetes management and technology, which are valuable for building Know Labs' reputation and network in the space.

Competition

We group our competition into three large categories. Those are (i) large global technology companies who may enter the blood glucose monitoring and other medical diagnostic markets, (ii) legacy providers of blood glucose monitoring technology, and (iii) new entrants working to achieve a non-invasive solution or more acceptable blood glucose monitoring solutions which may or may not be similar to our technology. With regard to companies in each category, we perform due diligence from all publicly available sources of information on their relevant technologies and their product plans. This information informs and refines our activities and underscores our sense of urgency as we work to bring our own technology to the marketplace. The addressable market is very large and we believe there is room for a multitude of providers of blood glucose monitoring services. As it relates to all competitors, we continue to focus on building the world’s most robust patent portfolio in this space. PatSnap Research and ipCapital Group, two leading patent analytic firms, have ranked Know Labs #1 for global patent leadership in non-invasive glucose monitoring patents. We have retained both organizations to perform patent related work. We continue to build out our patent portfolio and grow our trade secret AI and ML driven algorithms.

Competitive Advantages

We believe our key competitive strengths include:

•	Through first principles, Bio-RFID’s ability to not only identify a wide range of organic and inorganic materials and analytes, but to do so non-invasively, and in real time, which potentially enables new multivariate models of clinical diagnostics, and health and wellness monitoring.

•	Our Bio-RFID technology is non-invasive, using radio waves to identify and measure what is going on inside the body in real-time.

•	Our Bio-RFID technology platform can be integrated into a variety of wearable, mobile or counter-top form factors, and we believe interoperability with existing products from current market leaders.

•	No needles nor invasive transmitters in your body, making Bio-RFID sensors convenient and pain-free.

•	No expensive supplies, such as test strips and lancets, are required to operate Bio-RFID devices.

•	A core focus on accessibility and affordability for the populations we will serve around the globe.

Growth Strategy

The key elements of our strategy to grow our business include:

•	Initially, entering the diabetes glucose monitoring market with our non-invasive glucose monitoring devices.

•	Following our entry into the glucose monitoring market, entering other clinical monitoring markets for continuous, non-invasive hormone, medication metabolites, endocrinology components and biomolecular monitoring.

•	Applying our Bio-RFID platform technology to lifestyle analysis, clinical trials and chronic illnesses. We believe that potential use cases include real-time wearable medication monitoring and detection of, for example, ovulation and hormone deficiency.

•	With an ever-growing body of non-invasively determined analytes available from individuals utilizing our Bio-RFID technology we believe, over time, with longitudinal data we will be able to engage in so-called “predictive health” and provide early warnings of the onset of disease.

•	Significantly, every new application will function utilizing the same sensor. We expect that hardware changes will not be required to target new analytes, so you will not need a new device, but an updated software algorithm will be required.

•	Each new application provides potential new opportunities for monetization of the Bio-RFID platform technology. Each additional analyte we identify over time may require its own subsequent FDA approval.

Research and Development

Our current research and development efforts are primarily focused on improving our radio frequency spectroscopy Bio-RFID technology for the monitoring of blood glucose. As part of this effort, we continuously perform clinical testing of our devices following IRB-approved protocols, and we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. As resources permit, we plan to focus on extending the capacity of Bio-RFID to identify new analytes and applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies. We engage third party experts as required to supplement our internal team.  We incurred expenses of approximately $6,186,000, $5,386,000 and $3,970,000 for the nine months ended June 30, 2023 and the years ended September 30, 2022 and 2021, respectively, on development activities.

Intellectual Property

The cornerstone of our foundational platform technology is our intellectual property portfolio. We have pursued an active intellectual property strategy which includes focus on patents where appropriate and a diligent protection of trade secrets. To date, we have been granted 31 patents and 19 design patents. These include 12 patents on our early work on the visible and near visible portions of the electromagnetic spectrum, which were a point of creative departure as we explored and invented our Bio-RFID technology. We currently have a number of patents pending and continue, on a regular basis, with the filing of new patents. If we include pending patents, our IP portfolio reaches 169 patents issued and pending, which positions the company as the top worldwide IP holder in non-invasive blood glucose monitoring, according to ipCapital Group, a leading IP and innovation consulting firm. We possess all rights, title and interest to the issued patents.

Our issued patents will expire at various times between 2027 and 2041. Pending patents, if and when issued, may have expiration dates that extend further in time. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

The issued patents cover the fundamental aspects of our radio frequency spectroscopy technology and a number of unique applications. We have filed patents, which are pending, on the additional fundamental aspects of our technology and growing number of unique applications. We will continue, over time, to expand our patent portfolio.

Additionally, significant aspects of our technology are maintained as trade secrets which may not be disclosed through the patent filing process. We are diligent in maintaining and securing our trade secrets, in particular as they involve our AI and ML driven algorithms.

Related Patent Assets

Inherent in a platform technology is the ability to develop or license technology in diverse fields of use apart from our core focus. We focus on human health and wellness with a first focus on the non-invasive monitoring of blood glucose. We plan to pursue the identification of a multitude of analytes in the human body that are important to diagnostics over time. We also plan to identify, over time, opportunities for our intellectual property to be deployed in areas outside of human health and wellness.

We may, although we cannot guarantee that we will, create other such subsidiaries over time.  Additionally, we may license our intellectual property to third parties so that they may pursue activities that are not a part of our core focus.

Employees

As of June 30, 2023, we had 11 full-time employees. Our senior management and other personnel are primarily located in our Seattle, Washington offices with some hybrid remote work. The Company expanded its utilization of consulting firms and individual contractors to supplement our reduced workforce in an effort to reduce fixed expenses and extend operating resources.

RESULTS OF OPERATIONS

Overview

We are focused on the development and commercialization of proprietary sensor technology, which, when paired with our machine learning platform, is capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify and measure the unique “signature” of said materials or analytes. We call this our “Bio-RFID™” sensor technology platform. The first application of our Bio-RFID sensor technology is in a product to non-invasively monitor blood glucose levels. This device will require US Food and Drug Administration (FDA) clearance before entering the market.

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

On September 17, 2021 we incorporated our wholly owned subsidiary, AI Mind, Inc., for the purpose of identifying and capitalizing on market opportunities for our AI deep learning platform (discussed below). The first activity undertaken by AI Mind was the creation of graphical images expressed as non-fungible tokens, or NFTs, utilizing the AI deep learning platform. During the year ended September 30, 2022, AI Mind, operating our AI deep learning platform, began generating revenue from digital asset sales of NFT’s and had sales of $4,351,000. The Company was dissolved on July 25, 2023.

Recent Developments

On January 23, 2023, Phillip A. Bosua resigned from the Board of Directors and from his position as our Chief Executive Officer.

On January 23, 2023, our Board of Directors appointed Ronald P. Erickson, the current Chairman of the Board, to the position of Chief Executive Officer.

On January 27, 2023, we announced the following new officers/transitions: Leo Trautwein, Chief Commercial Officer, and Jessica English, Chief Marketing Officer.

On June 27, 2023, at Mr. Struve’s request, we settled all cash dividends with respect to the Series D preferred stock accrued and accumulated through December 31, 2022 in exchange for the issuance to Mr. Struve of 1,402,784 shares of our common stock in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 9, 2023, the Board authorized the Company to file a series of amendments and corrections to the certificates of designation of Series C and Series D preferred stock, as well as a restatement of its articles of incorporation, as described below, each of which were filed with the Nevada Secretary of State effective August 11, 2023. Based upon the modified terms and conditions of Series C and D certificates of designations, it was determined that Series C and D preferred dividends need to be accreted going forward. As of June 30, 2023, cumulative unpaid Series C and D totaled approximately $730,000, which on a converted-to-common-stock basis represents approximately 2,920,000 shares of common stock. The value of the 2.9 million shares of common totaled $3,337,494. The Company recorded $3,337,494 in cumulative deemed dividends related to Series C and D Preferred Stock which have not been paid, net of the approximately $351,000 of accumulated dividends with respect to the Series D preferred that were settled for 1,402,784 shares of common stock as noted above.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	the ability of our research and development team to produce an FDA clearance quality technology;

•	our ability to recruit and maintain quality personnel with the talent to bring our technology to the market;

•	the production of market ready products which can sustain FDA clearance quality results;

•	the clearance by the FDA after their rigorous clinical trial process of our products for the marketplace;

•	the receptivity of the marketplace and the addressable diabetes community to our new non-invasive glucose monitoring technology; and

•	access to sufficient capital to support us until our products achieve FDA clearance and are accepted in the marketplace.

Segment Reporting

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. The Company considers the business to currently have one operating segment: the development of its radio frequency spectroscopy technology with a first focus on non-invasively ascertaining blood glucose levels. Previous segments included (i) Particle, Inc. technology; and (ii) AI Mind, Inc. sales of NFT products. Particle commenced operations in the year ended September 30, 2020. It is now looking for partners to take the product to market. AI Mind commenced operations during the year ended September 30, 2022. AI Mind was dissolved on July 25, 2023.

Results of Operations

The following table sets forth key components of our results of operations during the three months ended June 30, 2023 and 2022.

(dollars in thousands)

	Three Months Ended June 30,
	2023	2022	$ Variance	% Variance

Revenue- digital asset sales	$-	$-	$-	0.0%
Research and development and operating expenses-
Research and development expenses	1,880	1,273	607	-47.7%
Selling, general and administrative expenses	1,359	1,588	(229)	14.4%
Selling and transactional costs for digital assets	-	164	(164)	100.0%
Total research and development and operating expenses	3,239	3,025	214	-7.1%
Operating loss	(3,239)	(3,025)	(214)	-7.1%
Other income (expense):
Interest income (expense)	23	(240)	263	109.6%
Other (expense) income	(384)	262	(646)	-246.6%
Total other (expense) income, net	(361)	22	(383)	1740.9%
Loss before income taxes	(3,600)	(3,003)	(597)	-19.9%
Income tax expense	-	-	-	0.0%
Net loss	$(3,600)	$(3,003)	$(597)	-19.9%

Revenues. Digital asset sales for the three months ended June 30, 2023 and 2022 was $0. We do not expect future activity or revenue from that source. Our Artificial Intelligence (AI) deep learning platform generated revenue- digital asset sales of $4,360,000 from Non-Fungible Token (NFT) sales for the nine months ended June 30, 2022.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2023 increased $607,000 to $1,880,000 as compared to $1,273,000 for the three months ended June 30, 2022. The increase was due to increased personnel, use of consultant, expenditures related to the development of our radio frequency spectroscopy Bio-RFID™ technology. During the end of the three months ended June 30, 2023, we reduced our headcount by nine and operating expenses and used external consultants to reduce the future cost of the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2023 decreased $229,000 to $1,359,000 as compared to $1,588,000 for the three months ended June 30, 2022. The decrease primarily was due to (i) a decrease of $382,000 in stock based compensation; offset by (ii) an increase in insurance of $64,000; and (iii) an increase in other expenses of $89,000. As part of the selling, general and administrative expenses for the three months ended June 30, 2023 and 2022, we recorded $36,000 and $243,000, respectively, of investor relationship and business development expenses.

Selling and Transactional Costs for Digital Asset Sales. Selling and transactional costs for digital asset sales were $0 for the three months ended June 30, 2023 as compared to $164,000 for the three months ended June 30, 2022. We do not expect future activity or revenue from that source. Our Artificial Intelligence (AI) deep learning platform generated revenue- digital asset sales of $4,360,000 from Non-Fungible Token (NFT) sales for the nine months ended June 30, 2022.

Other (Expense), Net. Other expense, net for the three months ended June 30, 2023 was $361,000 as compared to other income, net of $22,000 for the three months ended June 30, 2022. The other expense, net for the three months ended June 30, 2023 included (i) loss on disposal of assets of $384,000 related to the consolidation of leased offices; and offset by other income of $23,000.

The other income (expense), net for the three months ended June 30, 2022 included interest expense related to the extension of warrants of (i) $244,000 and interest income of $4,000; and offset by (ii) other income of $262,000 primarily related to the forgiveness of notes payable- PPP loans.

Net Loss. Net loss for the three months ended June 30, 2023 was $3,600,000 as compared to $3,003,000 for the three months ended June 30, 2022. The net loss for the three months ended June 30, 2023 included non-cash expenses of $1,005,000. The non-cash items include (i) depreciation and amortization of $54,000; (ii) stock based compensation- stock options of $567,000; and (iii) loss on disposal of assets of $384,000 related to the consolidation of leased offices.

The net loss for the three months ended June 30, 2022 included non-cash net expenses of $1,001,000. The non-cash items include (i) depreciation and amortization of $101,000; (ii) stock based compensation- stock options of $919,000; (iii) interest expense for warrant modification of $244,000; (iv)gain on forgiveness of note payable- PPP loans of $253,000; and offset by (v) other of $10,000.

Results of Operations

The following table sets forth key components of our results of operations during the nine months ended June 30, 2023 and 2022.

(dollars in thousands)

	Nine Months Ended June 30,
	2023	2022	$ Variance	% Variance

Revenue- digital asset sales	$-	$4,360	$(4,360)	-100.0%
Research and development and operating expenses-
Research and development expenses	6,186	3,407	2,779	-81.6%
Selling, general and administrative expenses	5,508	4,255	1,253	-29.4%
Selling and transactional costs for digital assets	-	3,437	(3,437)	100.0%
Total research and development and operating expenses	11,694	11,099	595	-5.4%
Operating loss	(11,694)	(6,739)	(4,955)	-73.5%
Other income (expense):
Interest income (expense)	(275)	(8,024)	7,749	96.6%
Other (expense) income	(384)	262	(646)	-246.6%
Total other (expense), net	(659)	(7,762)	7,103	91.5%
Loss before income taxes	(12,353)	(14,501)	2,148	14.8%
Income tax expense	-	-	-	0.0%
Net loss	$(12,353)	$(14,501)	$2,148	14.8%

Revenues. Digital asset sales for the nine months ended June 30, 2023 was $0 as compared to $4,360,000 for the nine months ended June 30, 2022. We do not expect future activity or revenue from that source.

Research and Development Expenses. Research and development expenses for the nine months ended June 30, 2023 increased $2,779,000 to $6,186,000 as compared to $3,407,000 for the nine months ended June 30, 2022. The increase was due to increased personnel, use of consultant, expenditures related to the development of our radio frequency spectroscopy Bio-RFID™ technology and approximately $879,000 of termination cash expenses related to the departure of an executive officer.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended June 30, 2023 increased $1,253,000 to $5,508,000 as compared to $4,255,000 for the nine months ended June 30, 2022. The increase primarily was due to (i) an increase of $908,000 in stock based compensation; and (ii) an increase in insurance of $387,000; offset by (iii) a decrease in other expenses of $43,000 . As part of the selling, general and administrative expenses for the nine months ended June 30, 2023 and 2022, we recorded $261,000 and $279,000, respectively, of investor relationship and business development expenses.

Selling and Transactional Costs for Digital Asset Sales. Selling and transactional costs for digital asset sales were $0 for the nine months ended June 30, 2023 as compared to $3,437,000 for the nine months ended June 30, 2022. We do not expect future activity or revenue from that source. Our Artificial Intelligence (AI) deep learning platform generated revenue- digital asset sales of $4,360,000 from Non-Fungible Token (NFT) sales for the nine months ended June 30, 2022.

Other (Expense), Net. Other expense, net for the nine months ended June 30, 2023 was $659,000 as compared to other expense, net of $7,762,000 for the nine months ended June 30, 2023. The other expense, net for the nine months ended June 30, 2023 included (i) interest expense, net of $275,000; and (ii) loss on disposal of assets of $384,000 related to the consolidation of leased offices.

The other expense, net for the nine months ended June 30, 2022 included (i) interest expense of $8,024,000 related to convertible notes payable and the amortization of the beneficial conversion feature and value of warrants issued; and offset by (ii) other income of $262,000 primarily related to the forgiveness of notes payable- PPP loans .

Net Loss. Net loss for the nine months ended June 30, 2023 was $12,353,000 as compared to $14,501,000 for the nine months ended June 30, 2022. The net loss for the nine months ended June 30, 2023 included non-cash expenses of $3,454,000. The non-cash items include (i) depreciation and amortization of $259,000; (ii) loss on disposal of assets of $384,000 related to the consolidation of leased offices; (iii) modification of notes and warrants of $350,000; (ix) stock based compensation- stock options of $2,464,000; and offset by (v) other of $3,000.

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

As of June 30, 2023, we had cash and cash equivalents of $3,929,000 and net working capital of approximately $2,463,000 (exclusive of convertible notes payable). We have experienced net losses since inception. As of June 30, 2023, we had an accumulated deficit of $118,715,000 and net losses in the amount of $12,353,000 and $20,071,000 and $25,360,000 during the nine months ended June 30, 2023 and the years ended September 30, 2022 and 2021, respectively. We incurred non-cash expenses of $3,454,000, $12,142,000, and $17,701,000 during the nine months ended June 30, 2023 and the years ended September 30, 2022 and 2021, respectively.

During the end of the quarter ended June 30, 2023, the Company made some adjustments to its staffing level, and the impact of those adjustments, plus the departure of our chief technology and executive officer, has significantly reduced our monthly burn rate. The Company will further adjust its cost structure if new debt or equity capital is not received. We believe that our cash on hand will be sufficient to fund our operations at least through December 31, 2023.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the issuance of preferred stock, the sale of common stock and the exercise of warrants. During the remainder of 2023, we expect to raise additional funds through the issuance of preferred stock, convertible debentures or equity.

The proceeds of warrants currently outstanding, which are not expected to be exercised on a cashless basis, may generate potential proceeds of up to approximately $15,682,000. We cannot provide assurance that any of these warrants will be exercised but there can be no guarantee that any portion will be exercised.

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2023 and 2022 was $8,976,000 and $3,691,000, respectively. The net cash used in operating activities for the nine months ended June 30, 2023 was primarily related to (i) a net loss of $12,353,000; and (ii) working capital changes of $77,000; and offset by (iii) non-cash expenses of $3,454,000. The non-cash items include (iv) depreciation and amortization of $259,000; (v) loss on disposal of assets of $384,000 related to the consolidation of leased offices; (vi) modification of notes and warrants of $350,000; (vii) stock based compensation- stock options of $2,464,000; and offset by (xiii) other of $3,000.

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

Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2023 and 2022 was $81,000 and $844,000, respectively. There amounts were primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2023 and 2022 was $392,000 and $629,000, respectively. The net cash provided by financing activities for the nine months ended June 30, 2023 was primarily related to (i) proceeds from the issuance of common stock for the exercise of warrants of $5,000; and (ii) proceeds from the issuance of common stock for the exercise of stock option grants of $5,000.

The net cash provided by financing activities for the nine months ended June 30, 2022 was primarily related to (i) proceeds from the issuance of common stock for the exercise of warrants of $794,000; (ii) proceeds from the issuance of common stock for the exercise of stock option grants of $14,000; and offset by the settlement of notes payable- PPP loans of $179,000.

Our contractual cash obligations as of June 30, 2023 are summarized in the table below:

		Less Than
Contractual Cash Obligations (1)	Total	1 Year
Operating leases	$206,131	$206,131
Convertible notes payable	2,255,066	2,255,066
	$2,461,197	$2,461,197

(1)

Convertible notes payable includes $2,255,066 that can be converted into common stock upon demand. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID” technologies. None of the expenditures are contractual obligations as of June 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We had no holdings of derivative financial or commodity instruments at June 30, 2023.

We are exposed to financial market risks, including changes in interest rates. We do not use any financial instruments for speculative or trading purposes. Fluctuations in interest rates would not have a material effect on our financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures are effective at the reasonable assurance level

b) Inherent Limitations on Internal controls

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

c) Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2023, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

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

As of June 30, 2023, we had cash and cash equivalents of $3,929,000 and net working capital of approximately $2,463,000 (exclusive of convertible notes payable). We have experienced net losses since inception. As of June 30, 2023, we had an accumulated deficit of $118,715,000 and net losses in the amount of $12,353,000 and $20,071,000 and $25,360,000 during the nine months ended June 30, 2023 and the years ended September 30, 2022 and 2021, respectively. We incurred non-cash expenses of $3,454,000, $12,142,000, and $17,701,000 during the nine months ended June 30, 2023 and the years ended September 30, 2022 and 2021, respectively.

During the end of the quarter ended March 31, 2023, the Company made some adjustments to its staffing level, and the impact of those adjustments has significantly reduced our monthly burn rate. The Company will further adjust its cost structure if new debt or equity capital is not received. We believe that our cash on hand will be sufficient to fund our operations at least through December 31, 2023.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the issuance of preferred stock, the sale of common stock and the exercise of warrants. During the remainder2023, we expect to raise additional funds through the issuance of preferred stock, convertible debentures or equity.

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

As of June 30, 2023, we owed approximately $2,582,000 under various convertible promissory notes and other expenses, and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

We owe $2,255,000 under various convertible promissory notes as of June 30, 2023, including $1,184,000 owed to entities controlled by Ronald P. Erickson, our Chairman and Chief Executive Officer. Mr. Erickson and/or entities with which he is affiliated also have accounts payable and accrued liabilities of $327,000 as of June 30, 2023 related accrued interest and expenses. We may need additional financing, to service and/or repay these debt obligations. If we raise additional capital through borrowing or other debt financing, we may incur substantial interest expense. If and when we raise more equity capital in the future, it will result in substantial dilution to our current stockholders.

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have experienced net losses since inception. As of June 30, 2023, we had an accumulated deficit of $118,715,000 and net losses in the amount of $12,353,000, $20,071,000 and $25,360,000 during the nine months ended June 30, 2023 and the years ended September 30, 2022 and 2021, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our businesses have produced minimal revenues and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

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

If we are prevented from selling our products, or if we are required to develop new technologies or pay significant monetary damages or are required to make substantial royalty payments, our business and results of operations would be harmed.

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

Our common stock is currently listed on NYSE American. We must meet certain financial, market capitalization and liquidity criteria to maintain the listing of our common stock on NYSE American. If we fail to meet any listing standards or if we violate any listing requirements, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from NYSE American may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

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

As of June 30, 2023, we had 52,358,463 shares of common stock issued and outstanding. As of June 30, 2023, there were options outstanding for the purchase of 14,506,158 common shares (including unearned stock option grants totaling 3,869,825 shares related to performance targets), warrants for the purchase of 18,856,313 common shares, 8,108,356 shares of our common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock and approximately 2,920,000 of common shares reserved to pay Series C and D preferred stock dividends. In addition, we currently have 9,020,264 common shares at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,255,066. As a result of the modifications of our Series C and Series D preferred stock (see Note 5), assuming no changes in the amount of outstanding Preferred Series C or D ownership, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the June 30, 2023, calculation of net loss per share because their impact is antidilutive.

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

If in the future, we sell our common stock at a price below $0.25 per share, the conversion price of our outstanding shares of series C convertible preferred stock and series D convertible preferred stock would adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of the convertible promissory notes referred to above and the exercise price of certain outstanding warrants to purchase 7,684,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,439,707 would adjust below $1.20 per share and warrants totaling 4,424,425 would adjust below $2.40 per share, in each case pursuant to the documents governing such instruments.

If our company were to dissolve or wind-up operations, holders of our common stock would not receive a liquidation preference.

If we were to wind up or dissolve our company and liquidate and distribute our assets, our common stockholders would share in our assets only after we satisfy any amounts we owe to our creditors and preferred equity holders.  If our liquidation or dissolution were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution.  Accordingly, it is very unlikely that sufficient assets will remain available after the payment of our creditors and preferred equity holders to enable common stockholders to receive any liquidation distribution with respect to any common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2023, we had the following sales of unregistered sales of equity securities:

We issued 2,632,727 shares of common stock related to warrant exercises and received $374,835 in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 27, 2023, at Mr. Struve’s request, we settled all cash dividends with respect to the Series D preferred stock accrued and accumulated through December 31, 2022 in exchange for the issuance to Mr. Struve of 1,402,784 shares of our common stock in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

During our last fiscal quarter, no director or officer of the registrant, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a) Exhibits

Exhibit No.	Description
3.1	Restatement of the Articles of Incorporation dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 14, 2023)
3.2	Second Amended and Restated Bylaws, dated October 15, 2021, (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 7, 2021)
3.3	Amended and Restated Series C Certificate of Designation, dated August 11, 2023 incorporated by reference to the Company’s Current Report on Form 8-K, filed August 14, 2023)
3.4	Third Amended and Restated Series D Certificate of Designation, dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 14, 2023)
3.5	Series D Certificate of Correction of Know Labs, Inc., dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 14, 2023)
3.6	Series C Certificate of Correction of Know Labs, Inc., dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 14, 2023)
3.7	Certificate of Withdrawal of Series F Preferred Stock, dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 14, 2023)
4.1	Know Labs, Inc. 2021 Equity Incentive Plan (incorporated by reference to the Company’s Form S- 8 Filed December 10, 2021)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOW LABS, INC.

(Registrant)

Date: August 14, 2023	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Peter J. Conley
Peter J. Conley
Chief Financial Officer
(Principal Financial and Accounting Officer)

