Form 10-K
period 2023-09-30
KNOW LABS, INC.
filed 2023-12-19
CIK 1074828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of March 31, 2023 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $32,309,758.

.

As of December 19, 2023, there were a total of 81,346,524 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Know Labs, Inc.

Annual Report on Form 10-K

Year Ended September 30, 2023

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

Trademarks, Trade Names and Service Marks

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. Other trademarks, service marks and trade names appearing in this report are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this report are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names. This report may include trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Annual Report are the property of their respective owners.

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

The first application of our sensor technology is in a product to non-invasively monitor blood glucose levels. Our device will provide the user with real-time information on their blood glucose levels.  We recently announced our Generation 1 working prototype device.  This device embodies the sensor which has been used in internal clinical testing.  We have also announced the work our R&D team is doing on the Generation 2 of our device, which is a wearable format and could be a final form factor, ready for commercial application. We are expanding our testing, both internally and externally, and will refine the device over time, which will require FDA clearance before entering the market.

Following FDA clearance of our non-invasive blood glucose monitoring device, Know Labs plans to expand its sensor technology to other non-invasive medical diagnostic applications. As a platform technology, it can identify numerous other analytes in the human body that are important in medical diagnostics and human health and wellness.

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

Know Labs has one wholly owned subsidiary, Particle, Inc. incorporated on April 30, 2020. AI Mind, Inc., Know Lab’s former wholly owned subsidiary, was incorporated on September 17, 2021 and dissolved in early 2023.  At this time there is no material activity in the Particle subsidiary while the Company gives all of its attention to its focus on its sensor technology and glucose monitoring device development.

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

We believe an important competitive differentiator for our sensor technology to be its ability to not only identify a wide range of organic and inorganic materials and analytes, but to do so non-invasively, and in real-time, which potentially enables new multivariate models of clinical diagnostics, and health and wellness monitoring.

Know Labs Sensor Technology:  Hardware and Software

Our sensor technology embodies two key components: hardware and software.  The key hardware component includes a sensor which both sends and receives a radio frequency signal.  The data obtained by the receiving aspect of the sensor is analyzed by software.  Today, the sensor portion of our hardware development is complete. This sensor is currently being used in our internal tests, and has been for the past several months, gathering millions of data points to further refine our algorithm. It is the core component in our Generation 1 working prototype device and the Generation 2 device under development. This sensor technology will be the core component of future versions of our devices.

As a consequence, a significant amount of our focus has shifted to algorithm development.  This involves sophisticated development of algorithms which derive meaningful information from the raw data obtained by our sensor.  These algorithms are developed through the utilization of artificial intelligence (AI) and machine learning (ML) by means of training various models. We will continue data collection to further refine the accuracy of the algorithm until we feel confident that we can be successful in FDA clinical trials and bring to the market the first non-invasive blood glucose monitor.

Early Results

We previously announced the results of an internal exploratory study comparing tests between our sensor technology and the leading continuous glucose monitors from Abbott Labs (Freestyle Libre®) and DexCom (G6®). These results provided evidence of a high degree of correlation between our technology and the current industry leaders and their continuous glucose monitors. Our patented technology is fundamentally differentiated from these industry leaders as our technology completely non-invasively monitors blood glucose levels. We also believe our technology successfully addresses the limiting qualities of non-invasive optical technologies whose diagnostic capacities may be inhibited by skin tones and other factors.

We are currently underway with an internal study comparing data from our sensor technology and lab-based reference devices, the Nova Primary and Nova Stat Strip. We have also expanded our study to include participants with diabetes, an important step in clinical development. These studies will allow us to further refine our algorithm and obtain results compared to lab-based reference devices, which will be required for future FDA clearance.

We continue to build the internal and external development team necessary to commercialize our technology. Our ability to obtain exacting results from the data collected through our sensor technology is enabled by our trade secret algorithms built through our machine learning platform. We have been refining these algorithms so they can accurately determine blood glucose levels across a broad population. We believe our algorithms can also provide accurate measurements for blood alcohol and blood oxygen levels, which we have identified in preliminary tests.  We expect them to provide the analytics for the long list of other potential analytes in the human body many of which are set forth in our issued patent USPTO 11,033,208 B1.

Validation and FDA Clearance

We are also focused on building strong external validation of the technology. This on-going initiative should provide additional evidence and support as we look to approach FDA approval. Over the past year, we have announced several significant validating studies.  They include:

The results of a proof-of-principle study titled, “Detecting Unique Analyte-Specific Radio Frequency Spectral Responses in Liquid Solutions, Implications for Non-Invasive Physiologic Monitoring.” This study was conducted in collaboration with Mayo Clinic, sponsored by the Company, and its results were presented at the 2023 American Physiological Society (APS) Summit. The study demonstrated the accuracy of the sensor in quantifying three different analytes in vitro. In the peer-reviewed publication, it was found Bio-RFID achieved 100% accuracy in quantifying these three different analytes in vitro. The study was peer-reviewed by Sensors Journal and American Physiology Society.

The results of our technical feasibility study titled, “Technical Feasibility of a Novel Sensor for Non-Invasive Blood Glucose Monitoring Compared to Dexcom G6®.” These results were presented at the American Association of Clinical Endocrinology (AACE) Annual Meeting in Seattle, WA in ___, 202_. The study was performed by the Know Labs Clinical Development Team at Know Labs Research Laboratory in Seattle. The purpose of this technical feasibility study was to demonstrate hardware and software infrastructure stability, and to collect additional data to determine the accuracy of the sensor at quantifying BGC in vivo non-invasively using radio frequency by means of training a neural network (NN) model to predict readings of the Dexcom G6® as a proxy for BGC. The study was peer-reviewed by the American Association of Clinical Endocrinology.

The results of a new study titled, "Algorithm Refinement in the Non-Invasive Detection of Blood Glucose Using Know Labs’ Bio-RFID Technology." The study demonstrates that algorithm optimization using a light gradient-boosting machine (lightGBM) machine learning model improved the accuracy of Know Labs’ Bio-RFID™ sensor technology at quantifying blood glucose using predicted readings of the Dexcom G6® as a proxy for BGC, demonstrating an overall Mean Absolute Relative Difference (MARD) of 12.9% – which is within the range of independently reported values for certain FDA-cleared blood glucose monitoring devices. The study was performed by the Know Labs Clinical Development Team at Know Labs Research Laboratory in Seattle, and reviewed by members of Know Labs' Scientific Advisory Board.

The results from a new study6 titled, "Novel data preprocessing techniques in an expanded dataset improve machine learning model accuracy for a non-invasive blood glucose monitor." The study demonstrates that continued algorithm refinement and more high-quality data improved the accuracy of Know Labs’ proprietary Bio-RFID sensor technology, resulting in an overall Mean Absolute Relative Difference (MARD) of 11.3%. As with all Know Labs’ previous research, this study was designed to assess the ability of the Bio-RFID sensor to non-invasively and continuously quantify blood glucose, using the Dexcom G6® continuous glucose monitor (CGM) as a reference device and proxy for BGC. In this new study where data collection was completed in May of 2023, Know Labs applied novel data preprocessing techniques and trained a light gradient-boosting machine (lightGBM) model to predict blood glucose values of Dexcom G6® CGM using 3,311 observations – or reference device values – from over 330 hours of data collected from 13 healthy participants. With this method, Know Labs was able to predict blood glucose in the test set – the dataset that provides a blind evaluation of model performance – with a MARD of 11.3%. The study was performed by the Know Labs Clinical Development Team at Know Labs Research Laboratory in Seattle and reviewed by members of Know Labs' Scientific Advisory Board.

As the Company successfully completed our foundational studies, created a stable sensor that delivers repeatable results, and developed a software infrastructure to manage and interpret large, novel datasets, it will continue to expand its testing and data gathering with larger and more diverse populations in order to continue increasing the accuracy of our algorithms across diverse populations.

We have also begun the internal and external process to pursue FDA clearance for our non-invasive blood glucose monitor. Our Chief Medical Officer, medical and regulatory advisory board, our entire executive team along with external advisors guide us in this process. Additionally, our third-party quality assurance and documentation consultants help ensure that the rigorous requirements of FDA are met. We are unable to estimate the time necessary for FDA approval or the likelihood of success in that endeavor.

Product Strategy

We have announced the development of our non-invasive glucose monitor and our desire to obtain FDA clearance for the marketing of this product. We are currently undertaking internal development work of this product for the commercial marketplace. We have also announced the engagement of several strategic partners and advisors focused on sensor technology, product design, data science, machine learning, manufacturing and regulatory affairs, who we will work with to bring this product to market.  The announcement of our Generation 1 working prototype device was a significant milestone for the Company. It has been used in internal clinical testing and will gather significant amounts of data with diverse populations which will allow us to refine the design of the next generation device. We have also announced the work being done on the Generation 2 prototype device, which is a wearable format and we expect to be a potential final format that would be presented to the FDA for market clearance. We will make further announcements regarding the product as development, testing, manufacturing, and regulatory approval work progresses.

Our efforts are entirely focused on productizing our sensor technology and collecting high quality data for validation purposes, including third-party studies, and appropriate and required clinical trials. At this point in our development cycle, the hardware continues to be miniaturized and optimized, the product form factor is moving in the direction of a final product that will be used for FDA clinical trials and the algorithms which provide results from the data collected by our sensor are being refined to improve accuracy.

Sales and Marketing

While we continue with our internal development efforts and the move toward clinical trials for FDA clearance of our non-invasive blood glucose monitor, we will explore the several potential avenues for moving our first product and potential follow-on products into the marketplace.  The avenues being explored include direct to consumer, initial launch partners, broad distribution partners, licensing partners and private label approaches to the market, among others.  As part of our growth strategy, we have begun discussions around joint development agreements with potential biopharma, medical device, and consumer electronics partners. These would be strategic collaborations that could help us accelerate development and commercial launch. In parallel, we have begun to build our internal commercial and marketing team in preparation for detailed strategic thinking about the optimal approach to the marketplace. We attend and engage in conferences focused on diabetes management and technology, which are valuable for building Know Labs’ reputation and network in the space.

Competition

The technology industry, generally, and blood glucose monitoring and other medical diagnostic markets in particular, are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities by industry participants. To compete successfully, we will need to demonstrate the advantages of our products and technologies over well-established alternative solutions, products, and technologies, including legacy providers of blood glucose monitoring technology, as well as newer ones that are working to achieve a non-invasive solution or more acceptable blood glucose monitoring solutions which may or may not be similar to our technology, and convince consumers and enterprises of the advantages of our products and technologies.

We group our competition into three large categories. Those are (i) large global technology companies who may enter the blood glucose monitoring and other medical diagnostic markets, (ii) legacy providers of blood glucose monitoring technology, and (iii) new entrants working to achieve a non-invasive solution or more acceptable blood glucose monitoring solutions which may or may not be similar to our technology. With regard to companies in each category, we perform due diligence from all publicly available sources of information on their relevant technologies and their product plans. This information informs and refines our activities and underscores our sense of urgency as we work to bring our own technology to the marketplace. As it relates to all competitors, we continue to focus on building the world’s most robust patent portfolio in this space. PatSnap Research and ipCapital Group, two leading patent analytic firms, have ranked Know Labs #1 for global patent leadership in non-invasive glucose monitoring patents. We have retained both organizations to perform patent related work.  We continue to build out our patent portfolio and grow our trade secret AI and ML driven algorithms. Patents issued, pending, and in-process increased from 107 to 259 YoY (+142% vs. market +35%) reflecting our high rate of innovation.

With respect to our planned non-invasive glucose monitor, we will face direct and indirect competition from a number of competitors who have developed or are developing products for continuous monitoring of glucose levels. These competitors include DexCom, Inc., Abbott Laboratories, Medtronic plc, Roche Diagnostics, LifeScan, Inc., Ascensia Diabetes Care Holdings AG, Senseonics Holdings, Inc., Integrity Applications, Inc., Nemaura Medical, Biolinq Inc., and Profusa, Inc. Our planned solution will also compete with traditional glucometers, which remain an inexpensive alternative. We also compete with companies who are seeking to create non-invasive glucose monitors, such as Movano, Inc., Hagar, and DiaMonTech AG.  Because of the large size of the potential market for our products, it is possible that new or existing competitors may develop competing products, procedures, or clinical solutions that could prove to be more effective, safer, or less costly than our solution. The introduction of new products, procedures, or clinical solutions by competitors may result in price reductions, reduced margins, or loss of market share, or may render our products obsolete. Many of the companies we will compete with enjoy significantly greater name recognition and have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and sales and marketing of approved products than we have.

Mergers and acquisitions in the medical device, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Other small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. There are also several academic and other institutions involved in various phases of technology development regarding blood glucose monitoring devices.

Competitive Advantages

We believe our key competitive strengths include:

•

Through first principles, our sensor technology’s ability to not only identify a wide range of organic and inorganic materials and analytes, but to do so non-invasively, accurately, and in real time, which potentially enables new multivariate models of clinical diagnostics, and health and wellness monitoring.

•	Our sensor technology is non-invasive, using radio waves to identify and measure what is going on inside the body in real-time.

•

Our sensor technology platform can be integrated into a variety of wearable, mobile, or counter-top form factors, and we believe eventual interoperability with existing products from current market leaders.

•	No needles nor invasive transmitters in your body, making our sensor convenient and pain-free.

•	No expensive supplies, such as test strips and lancets, are required to operate our device.

•	A core focus on accessibility and affordability for the populations we will serve around the globe.

•

The current prototype sensor collects approximately 1.5 million data points per hour, which allows us to potentially build a deep understanding of health and wellness that other sensors may not be able to.

•	Know Labs is the world intellectual property leader in non-invasive blood glucose monitoring, according to ipCG Capital and PatSnap.

Growth Strategy

The key elements of our strategy to grow our business include:

•	Initially, entering the diabetes glucose monitoring market with our non-invasive glucose monitoring device.

•

Following our entry into the glucose monitoring market, entering other clinical monitoring markets for continuous, non-invasive hormone, medication metabolites, endocrinology components, and biomolecular monitoring.

•

Applying our platform technology to lifestyle analysis, clinical trials, and chronic illnesses. We believe that potential use cases include real-time wearable medication monitoring and detection of, for example, ovulation and hormone deficiency.

•

With an ever-growing body of non-invasively determined analytes available from individuals utilizing our technology we believe, over time, with longitudinal data we will be able to engage in so-called “predictive health” and provide early warnings of the onset of disease.

•

Significantly, every new application will function utilizing the same sensor. We expect that hardware changes will not be required to target new analytes, so you will not need a new device, but an updated software algorithm will be required.

•	Each new application provides potential new opportunities for monetization of the platform technology. Each additional analyte we identify over time may require its own subsequent FDA approval.

Research and Development

Our current research and development efforts are primarily focused on improving our radio frequency spectroscopy technology for the monitoring of blood glucose. As part of this effort, we continuously perform clinical testing of our devices following IRB-approved protocols, and we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. As resources permit, we plan to focus on extending the capacity of our sensor technology to identify new analytes and applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies. We engage third party experts as required to supplement our internal team. We incurred expenses of $7,727,000 and $5,386,000 for the years ended September 30, 2023 and 2022, respectively, on development activities.

Intellectual Property

The cornerstone of our foundational platform technology is our intellectual property portfolio. We have pursued an active intellectual property strategy which includes focus on patents where appropriate and a diligent protection of trade secrets. To date, we have been granted 32 patents and 22 design patents. These include 13 patents on our early work on the visible and near visible portions of the electromagnetic spectrum, which were a point of creative departure as we explored and invented our current radio frequency sensor technology. We currently have a number of patents pending and continue, on a regular basis, with the filing of new patents. If we include pending patents, our IP portfolio reaches 215 patents issued and pending, which positions the company as the top worldwide IP holder in non-invasive blood glucose monitoring, according to ipCapital Group, a leading IP and innovation consulting firm. We possess all rights, title and interest to the issued patents.

Our issued patents will expire at various times between 2027 and 2047. Pending patents, if and when issued, may have expiration dates that extend further in time. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

We shall also have an exclusive, perpetual and royalty free right to any patent(s) or other intellectual property which Phillip Bosua, someone working under direction of Phillip Bosua, or any successor or assignee develops, relating to Know Labs’ technology within a period of five years after January 23, 2023.

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

Employees

As of September 30, 2023, we had eleven full-time and part-time employees. Our senior management and other personnel are co-located in our Seattle, Washington offices and remote. The Company expanded its utilization of consulting firms and individual contractors to supplement our reduced workforce in an effort to reduce fixed expenses and extend operating resources.

Government Regulation

Our operations are subject to comprehensive federal, state, and local laws and regulations in the jurisdictions in which we or our research and development partners do business. The laws and regulations governing our business and interpretations of those laws and regulations are subject to frequent change. Our ability to operate profitably will depend in part upon our ability, and that of our research and development partners and affiliates, to operate in compliance with applicable laws and regulations. The laws and regulations relating to medical that apply to our business and that of our partners and affiliates continue to evolve, and we must, therefore, devote significant resources to monitoring developments in legislation, enforcement, and regulation in such areas. As the applicable laws and regulations change, we are likely to make conforming modifications in our business processes from time to time. We cannot provide assurance that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the regulatory environment will not change in a way that restricts our operations.

United States FDA Regulation

The Know Labs glucose monitor will be designed to allow our sensor technology platform to generate a glucose value and provide the user with real-time information on their blood glucose levels. A patient’s glucose data will be displayed via a companion app and will be transmitted directly to certain compatible mobile devices, including iPhone® and Android® devices.

Our medical diagnostic products and operations, initially the glucose monitor, are subject to extensive and rigorous regulation by the U.S. Food and Drug Administration, or FDA, under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations, guidance documentation, and standards. Our products will be regulated by FDA as medical devices. FDA regulates the design, development, research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, sale and advertising of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. FDA also regulates the export of medical devices manufactured in the United States to international markets. Any violations of these laws and regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, if there is a change in law, regulation or judicial interpretation, we may be required to change our business practices, which could have a material adverse effect on our business, financial condition and results of operations.

Under the FFDCA, medical devices are generally classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk to the patient and/or the user associated with each medical device and the extent of control needed to ensure safety and effectiveness. Device classification also depends on the intended use of the device and upon indications for use. Additionally, the class to which your device is assigned also determines, among other things, the type of premarketing submission/application required for FDA clearance to market.

Class I includes devices with the lowest risk, present a minimal potential for harm and for which safety and effectiveness can be assured by adherence to FDA’s “general controls” for medical devices. This includes compliance with the applicable portions of FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices require premarket clearance by FDA through the 510(k) premarket notification process described below but most are exempt from 510(k) premarket notification requirements.

Class II devices are moderate risk devices that present a higher risk than Class I devices. Class II devices subject to FDA’s general controls, and any other “special controls” deemed necessary by FDA to ensure the safety and effectiveness of the device, such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Premarket review and clearance by FDA for Class II devices is accomplished through the 510(k) premarket notification procedure, though certain Class II devices are exempt from this premarket review process. When a 510(k) is required, the manufacturer must submit to FDA a premarket notification submission demonstrating that the device is “substantially equivalent” to a legally marketed device, which in some cases may require submission of clinical data.  If FDA determines that the device, or its intended use, is not substantially equivalent to a legally marketed device, then FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous premarketing requirements. Additionally, unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees.

Class III includes those with the greatest risk as they sustain or support life, are implanted, or present a potential unreasonable risk of illness or injury. In other words, Class III devices consist of devices deemed by FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device. The safety and effectiveness of Class III devices cannot be assured solely by general or special controls. Submission and FDA approval of a premarket approval, or PMA, application is generally required before marketing of a Class III device can proceed. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application, which is intended to demonstrate that the device is safe and effective, must be supported by extensive data, typically including data from preclinical studies and human clinical trials. Additionally, as with 510(k) submissions, unless subject to an exemption, PMA submissions are subject to user fees.

To determine the classification a product may be subject to you can use three different methods – searching for an appropriate product classification via FDA’s Product classification database; searching for a similar device by clearance or approval via FDA’s 510(k) Clearance Database, PMA Database, or De Novo Database; or searching for a similar device by device listing via FDA’s Establishment Registration and Device listing Database.

There are also De Novo and unclassified device types. Unclassified device types are pre-amendments devices (i.e., marketed prior to the Medical Device Amendments of 1976 but were not classified by the original classification panels) for which a classification regulation has not been promulgated. Until the unclassified device type has been formally classified and a regulation established by FDA, submission of a 510(k) premarket notification is generally required.

De Novo classification, described in more detail below, provides a marketing pathway to classify novel medical devices for which general and/or special controls provide reasonable assurance of safety and effectiveness for the intended use but for which there is no legally marketed device upon which to base a determination of substantial equivalence predicate device (i.e., no predicate product, new intended use, or different technological characteristics that raise different questions of safety and effectiveness). Devices classified into Class I or Class II through a De Novo request may be marketed and used as predicates for other future submissions, where applicable.

510(k) Clearance

To obtain 510(k) clearance for a medical device, an applicant must submit to FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” (i.e., as safe and effective) to a legally marketed device, known as a “predicate device.” A legally marketed predicate device may include a device that was legally marketed prior to May 28, 1976 for which a PMA is not required (known as a “pre-amendments device” based on the date of enactment of the Medical Device Amendments of 1976), a device that has been reclassified from Class III to Class II or Class I, a device that was found substantially equivalent through the 510(k) process or a device that was granted marketing authorization via the De Novo classification process that is not exempt from premarket notification requirement. A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics, or (ii) different technological characteristics, but the information provided in the 510(k) submission demonstrates that the device does not raise new questions of safety and effectiveness and is at least as safe and effective as the legally marketed predicate device. A showing of substantial equivalence sometimes, but not always, can require clinical data and non-clinical bench performance data, including engineering performance testing, sterility, electromagnetic compatibility, software validation, biocompatibility evaluation, among other data.

Before FDA will accept a 510(k) submission for substantive review, FDA will first assess whether the submission satisfies a minimum threshold of acceptability. If FDA determines that the 510(k) submission is incomplete, then FDA will issue a “Refuse to Accept” letter which generally outlines the information FDA believes is necessary to permit a substantive review and to reach a determination regarding substantial equivalence. An applicant must submit the requested information before FDA will proceed with additional review of the submission. Once the 510(k) submission is accepted for review, by regulation, FDA has 90 days to review and issue a determination. As a practical matter, clearance often takes longer. FDA may require additional information, including additional clinical and non‑clinical data, to make a determination regarding substantial equivalence.

If FDA agrees that the device is substantially equivalent to a predicate device currently on the market, then it will grant 510(k) clearance to commercially market the device. If FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the De Novo process.

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, depending on the modification, PMA approval. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance. Many minor modifications today are accomplished by a “letter to file” in which the manufacture documents the rationale for the change and why a new 510(k) is not required. However, FDA may review such letters to file to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

PMA Approval

A PMA must be submitted to FDA for any device that is classified in Class III or otherwise cannot be cleared through the 510(k) process (although FDA has discretion to continue to allow certain pre-amendment Class III devices to use the 510(k) process). PMA applications must be supported by, among other things, valid scientific evidence demonstrating the safety and effectiveness of the device, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data (e.g., study protocols, adverse reactions and complications, device failures and replacements, patient information, patient complaints, tabulations of data from all individual subjects, results of statistical analyses), and non-clinical laboratory or safety studies (e.g., microbiology, toxicology, immunology, biocompatibility, stress, wear, shelf life, and other laboratory or animal tests). The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling.

Following receipt of a PMA application, once FDA determines that the application is sufficiently complete to permit a substantive review, FDA will formally accept the application for review. FDA, by statute and by regulation, has 180-days to review an “accepted” PMA application, although the review of an application more often occurs over a significantly longer period of time, and can take up to several years. During the review period, FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside FDA may be convened to review and evaluate the application and provide recommendations to FDA as to the approvability of the device. FDA may or may not accept the panel’s recommendation. In addition, FDA will generally conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the QSR.

If FDA evaluations of both the PMA application and the manufacturing facilities are favorable, FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. If FDA’s evaluation of the PMA or manufacturing facilities is not favorable, FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted. Once granted, PMA approval may be withdrawn by FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.

In approving a PMA, FDA may also require some form of post-market surveillance when necessary to protect the public health or to provide additional safety and effectiveness data for the device. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and makes periodic reports to FDA on the clinical status of those patients.

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

De Novo Classification

Medical device types that FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. Under the Medical Device User Fee Amendments of 2017 (MDUFA IV), FDA’s goal is to make a decision about a De Novo request in 150 review days. Review days are calculated as the number of calendar days between the date the De Novo request was received by FDA and the date of FDA’s decision, excluding the days a request was on hold for an Additional Information request.

It is our current belief that our glucose monitoring product may require a de novo classification request. This will be further refined as we continue working closely with our regulatory consultants.

Breakthrough Devices Program

The Breakthrough Devices Program is a voluntary program for certain medical devices and device-led combination products that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions.

The goal of the Breakthrough Devices Program is to provide patients and health care providers with timely access to these medical devices by speeding up their development, assessment, and review, while preserving the statutory standards for premarket approval, 510(k) clearance, and De Novo marketing authorization, consistent with the Agency’s mission to protect and promote public health.

The Breakthrough Devices Program replaces the Expedited Access Pathway and Priority Review for medical devices and offers manufacturers an opportunity to interact with FDA to efficiently address topics as they arise during the premarket review phase. FDA considers devices granted designation under the Expedited Access Pathway to be part of the Breakthrough Devices Program.

All requests for Breakthrough designation must be submitted prior to submitting a marketing submission and can be revoked by FDA at any time. Additionally, devices eligible for Breakthrough Device designation must (1) provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions; and (2) meet at least one of the following: (i) represent breakthrough technology; (ii) have no approved or cleared alternatives that exist; (iii) offer significant advantages over existing approved or cleared alternatives; or (iv) whose availability is in the best interest of patients.

We may pursue the Breakthrough Devices Program for our glucose monitor product.

Clinical Studies

When FDA clearance or approval of a Class I, Class II or Class III device requires human clinical trials, and if the device presents a “significant risk” to human health, then the device sponsor is required to file an IDE application with FDA and obtain IDE approval prior to commencing the human clinical trial. If the device is considered a “non-significant risk,” IDE submission to FDA is not required but must still follow IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and complying with labeling and record keeping requirements. Instead, only approval from the Institutional Review Board, or IRB, overseeing the investigation at each clinical trial site is required. Human clinical studies are generally required in connection with approval of Class III devices and may be required for Class I and II devices.

Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an IRB for each clinical site. The IRB is responsible for the initial and continuing review of the IDE and may impose additional requirements for the conduct of the study. If an IDE application is approved by FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by FDA.

The sponsor is also required to comply with the applicable FDA requirements during the clinical trial (e.g., trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices, or on making safety or effectiveness claims for them). The sponsor may transfer some or all of its obligations related to a clinical study to a third-party but is ultimately responsible for compliance regardless of whether these obligations are contractually transferred.

The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, FDA, or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

FDA or the IRB at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the United States.

Post-Marketing Restrictions and Enforcement

After a device is placed on the market, numerous regulatory requirements apply. These include, but are not limited to:

•	Product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

•	Reporting of potential device shortages in some circumstances, including during a public health emergency;

•

Compliance with QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

•	unannounced routine or for-cause device facility inspections by FDA, which may include our suppliers’ facilities;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared or unapproved “off-label” uses;

•	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;

•

corrections and removal reporting regulations, which require that manufacturers report to FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FFDCA that may present a risk to health;

•

medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•	FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and

•	regulations pertaining to voluntary recalls.

Advertising and promotion of medical devices, in addition to being regulated by FDA, are also regulated by the Federal Trade Commission (the “FTC”) as well as comparable state consumer protection laws.  Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. If FDA determines that our promotional materials or training constitutes promotion of an unapproved or uncleared use, then it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved or uncleared use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of the products would be impaired.

In addition, under FDA medical device reporting (“MDR”) regulations, medical device manufacturers are required to report to FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or a similar device of such manufacturer were to recur. The decision to file an MDR involves a judgment by the manufacturer. If FDA disagrees with the manufacturer’s determination, FDA can take enforcement action.

The MDR requirements also extend to health care facilities that use medical devices in providing care to patients, or “device user facilities,” which include hospitals, ambulatory surgical facilities, nursing homes, outpatient diagnostic facilities, or outpatient treatment facilities, but not physician offices. A device user facility must report any device-related death to both FDA and the device manufacturer, or any device-related serious injury to the manufacturer (or, if the manufacturer is unknown, to FDA) within 10 days of the event. Device user facilities are not required to report device malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur but may voluntarily report such malfunctions through MedWatch, FDA’s Safety Information and Adverse Event Reporting Program.

FDA also has the authority to require the recall of commercialized medical device products in the event of material deficiencies or defects in design or manufacture. The authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any distributed devices fail to meet established specifications, are otherwise misbranded or adulterated under the FFDCA, or if any other material deficiency is found. FDA requires that certain classifications of recalls be reported to FDA within ten working days after the recall is initiated.

The failure to comply with applicable regulatory requirements can result in enforcement action by FDA, which may include any of the following sanctions:

•	warning letters, fines, injunctions or civil penalties;

•	recalls, detentions or seizures of products;

•	operating restrictions;

•	delays in the introduction of products into the market;

•	total or partial suspension of production;

•	delay or refusal of the FDA or other regulators to grant 510(k) clearance, PMA approvals, or other marketing authorization to new products;

•	withdrawals of marketing authorizations; or

•	in the most serious cases, criminal prosecution.

To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by FDA, and these inspections may include the manufacturing facilities of subcontractors.

Federal Trade Commission Regulatory Oversight

Our advertising for our products and services is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (the “FTC”) as well as comparable state consumer protection laws. Under the Federal Trade Commission Act (the “FTC Act”), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.

International

Any future international sales are subject to regulatory requirements in the countries in which our products are sold. The regulatory review process varies from country to country and may in some cases require the submission of clinical data.

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

SUMMARY OF RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks summarized below. These risks are discussed more fully in the “Risk Factors” section immediately following this summary. These risks include, but are not limited to, the following:

Risks Related to Our Business and Industry

•	We might not be able to continue as a going concern. We believe that our cash on hand will be sufficient to fund our operations at least through June 30, 2024;

•

We are still in the early stages of commercialization, refining our technology. Our success depends on our ability to conclude development and market devices that are recognized as accurate, safe, and cost-effective as other options currently available in the market and cleared by FDA.

•	We are subject to extensive regulation by FDA, which could restrict the sales and marketing of our products and could cause us to incur significant costs;

Risks Related to Ownership of Our Common Stock

•	The market price of our common stock may fluctuate, and you could lose all or part of your investment.

•	We may not be able to maintain a listing of our common stock on the NYSE American.

•	We do not expect to declare or pay dividends in the foreseeable future.

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

Risks Related to Our Business and Industry

We need additional financing to support our technology development and ongoing operations, pay our debts and maintain ownership of our intellectual properties.

We are currently operating at a loss and using substantial cash to fund our operation. We believe that our cash on hand will be sufficient to fund our operations through June 30, 2024. We may need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business. We are seeking additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.  There can be no assurance that we will be able to sell that number of shares, if any.

We need to continue as a going concern if our business is to succeed.

Because we have generated limited revenues and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future.

We have cash and cash equivalents of $8,024,000 and net working capital of approximately $6,264,000 (exclusive of convertible notes payable) as of September 30, 2023. We anticipate that we will record losses from operations for the foreseeable future. We believe that we have enough available cash to operate until June 30, 2024. As of September 30, 2023, our accumulated deficit was $121,841,000. We intend to seek additional cash via equity and debt offerings.   As a result of not having at least twelve months of cash available and not having any firm commitment for debt or equity financing, substantial doubt about the Company’s ability to continue on a going concern exists.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the issuance of preferred stock, the sale of common stock and the exercise of warrants. During the remainder of 2024, we expect to raise additional funds through the issuance of preferred stock, convertible debentures or equity.

The proceeds of warrants currently outstanding, to the extent not exercised on a cashless basis, may generate potential proceeds. We cannot provide assurance that any of these warrants will be exercised.

As of September 30, 2023, we owed approximately $2,980,000 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

We owe $2,762,000 under various convertible promissory notes as of September 30, 2023, including $1,301,000 to Clayton Struve who owns 100% of outstanding Series C and D Preferred stock, and $1,461,000 owed to entities controlled by Ronald P. Erickson, our CEO and Chairman. Mr. Erickson and/or entities with which he is affiliated also have accounts payable and accrued liabilities $218,000 as of September 30, 2023 related to accrued interest. We may need additional financing, to service and/or repay these debt obligations. If we raise additional capital through borrowing or other debt financing, we may incur substantial interest expense. If and when we raise more equity capital in the future, it will result in substantial dilution to our current stockholders.

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have experienced net losses since inception. As of September 30, 2023, we had an accumulated deficit of $121,841,000 and net losses in the amount of $15,289,000 and $20,071,000 for the years ended September 30, 2023 and 2022, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our businesses have produced minimal revenues and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, financial condition and common stock price per share.

We may not be able to generate sufficient revenue from the commercialization of our technology and related products to achieve or sustain profitability.

We are in the early stages of commercializing our technology. Failure to develop and sell products based upon our technology could have a material adverse effect on our business, financial condition and results of operations. To date, we have not generated revenue from sales of our technology or products. We believe that our commercialization success is dependent upon our ability to significantly increase the number of customers that will use our products. In addition, demand for our products may not materialize, or increase as quickly as planned, and we may therefore be unable to increase our revenue levels as expected. We are currently not profitable. Even if we succeed in introducing our technology and related products to our target markets, we may not be able to generate sufficient revenue to achieve or sustain profitability.

We are subject to extensive regulation by the U.S. Food and Drug Administration, which could require us to take significant time and could cause us to incur significant costs.

Our KnowU and UBand glucose monitoring products are subject to extensive regulation by FDA. These regulations relate to manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new intended use of a legally marketed device, can be marketed in the United States, it must be cleared or approved by FDA through the applicable premarket review process (510(k), PMA, or de novo classification), unless an exemption applies.

The KnowU and UBand glucose monitoring products and substantially equivalent devices of this type that may later receive marketing authorization are similar to products referred to as integrated continuous glucose monitoring (CGM) systems. Integrated continuous glucose monitoring systems are generally classified by FDA as Class II devices and have established special controls outlining requirements for assuring CGM accuracy, reliability, and clinical relevance. FDA also has descriptions of the types of studies and data required to demonstrate acceptable CGM performance. Though it is our current belief that our initial product, the KnowU and UBand glucose monitoring products, are appropriate for a de novo classification request (i.e., a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device that is described in more detail below), we expect similar classification, special controls, and testing.

If we receive 510(k) clearance for our KnowU and UBand glucose monitoring products, we may be required to obtain new 510(k) clearances for significant post-market modifications. Each premarket submission and review process can be expensive and lengthy, and entail significant user fees, unless exempt. The classification and special controls for all other products using the Company’s proprietary radio frequency and microwave spectroscopy platform will be dependent on product type and explored as applicable.

In addition, regulatory clearance or approval by FDA does not ensure registration, clearance, approval, or certification by regulatory authorities or notified bodies internationally. While the regulatory requirements for marketing in international markets may require that we obtain clearance, approval, or certification by an international specified regulatory body or notified body. Complying with foreign regulatory requirements, including obtaining registrations, clearances, approvals, or certifications, can be expensive and time consuming, and we may not receive regulatory clearances, approvals, or certifications in each country or region in which we plan to market our products or we may be unable to do so on a timely basis. In turn, this could limit our expected international growth and profitability, which could have a material adverse effect on our business, financial condition, and results of operations.

The clinical trial process is lengthy and expensive with uncertain outcomes. Results of earlier studies may not be predictive of future clinical trial results, or the safety or efficacy profile for such products.

Clinical trials are generally required to support an application for clearance of a new device type such as our KnowU and UBand glucose monitoring products. All clinical trials must be conducted in accordance with FDA’s Investigational Device Exemption (IDE) regulations, which govern investigational device labeling, prohibit promotion, and specify an array of Good Clinical Practice requirements, which include among other things, recordkeeping, reporting, and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with FDA’s regulations for institutional review board approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by FDA.

Results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for FDA to grant approval or clearance of a product. In additional, the commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

•

we may be required to submit an investigational device exemption application, or IDE, to FDA, which must become effective prior to commencing certain human clinical trials of medical devices, and FDA may reject our IDE and notify us that we may not begin clinical trials;

•	the cost of clinical trials may be greater than we anticipate;

•	FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients do not comply with trial protocols;

•	patient follow-up is not at the rate we expect;

•	patients experience adverse side effects;

•	patients die during a clinical trial, even though their death may not be related to our products;

•

we may not reach agreement on acceptable terms with prospective contract research organizations (CROs), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	institutional review boards and third-party clinical investigators may delay or reject our trial protocol;

•

third-party clinical investigators decline to participate in a trial or do not perform a trial on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or other FDA requirements;

•	data collection, monitoring, and analysis is not performed in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;

•	regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

•

changes in governmental regulations or administrative actions applicable to our trial protocols, including, for example, recent legislation passed by Congress requiring clinical trial sponsors to increase engagement with FDA on matters related to appropriate representation of racial and ethnic minorities in clinical trial data for pivotal studies;

•	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or effectiveness; and

•	FDA concludes that the results from our trial and/or trial design are inadequate to demonstrate safety and effectiveness of the product.

Additionally, the ability of FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, the availability of industry-paid user fees, and statutory, regulatory, and policy changes. Average review times for product approvals at FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at FDA and other agencies, including those resulting from global concerns (e.g., the ongoing COVID-19 global pandemic), may also slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, if a prolonged government shutdown and/or government employee furloughs were to occur, or if FDA’s response to a global issue diverts FDA resources and attention to other regulatory efforts, then the ability of FDA to timely review and process our regulatory submissions could be significantly impacted, which could have a material adverse effect on our business, financial condition, and results of operations. Further, in our operations as a public company, future government shutdowns, furloughs, or public health emergencies could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Any of these occurrences may significantly harm our business, financial condition, and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Moreover, even if our products are cleared in the U.S., commercialization of our products in foreign countries would require clearance or approval by regulatory authorities in those countries. Clearance or approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials.

The safety and efficacy of our products is not yet supported by long-term clinical data, which could limit sales, and our products might therefore prove to be less safe or effective than initially thought.

Given the regulatory environment in which we operate, we lack the breadth of published long-term clinical data supporting the safety and efficacy of The KnowU and UBand glucose monitoring products and the benefits it offers that might have been generated in connection with other marketing authorization pathways. For these reasons, clinicians may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our product does not improve patient outcomes. Such results would slow the adoption of our product by physicians, would significantly reduce our ability to achieve expected sales, and could prevent us from achieving and maintaining profitability.

In addition, because the KnowU and UBand glucose monitoring products have never been marketed, we have limited complaints or patient success rate data with respect to using these products. If future patient studies or clinical testing do not support our belief that our products offer a more advantageous blood glucose monitoring, then market acceptance of our products could fail to increase or could decrease, and our business could be harmed. Moreover, if future results and experience indicate that our product has potentially recurring malfunctions or causes unexpected or serious complications or other unforeseen negative effects, then we could be subject to mandatory or voluntary product recalls, suspension or withdrawal of FDA clearance, as well as significant legal liability or harm to our business reputation and financial results.

If we choose to, or are required to, conduct additional clinical studies and the outcome of such studies are not positive, then this could reduce the rate of coverage and reimbursement for the KnowU and UBand glucose monitoring products. This may slow the market adoption of our product by physicians, significantly reduce our ability to achieve expected revenues and prevent us from becoming profitable.

We believe that publications of scientific and medical results in peer-reviewed journals and presentations at leading conferences are critical to the broad adoption of our products. Publication in leading medical journals is subject to a peer-review process, and peer reviewers may not consider the results of studies involving our products sufficiently novel or worthy of publication. The failure to be listed in physician guidelines or to be published in peer-reviewed journals could limit the adoption of our products.  Unless specifically stated to be “peer-reviewed,” the studies referred to in this filing are not peer reviewed.

We are subject to extensive regulation which could restrict the sales and marketing of our products and could cause us to incur significant costs.

Medical devices may be marketed only for the indications for which they are approved or cleared. Further, clearances can be revoked if safety or effectiveness problems develop once the device is on the market.

The current regulatory requirements to which we are subject may change in the future in a way that adversely affects us. If we fail to comply with present or future regulatory requirements that are applicable to us, we may be subject to enforcement action by FDA, which may include any of the following sanctions:

•	modification to our training and promotional materials;

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notification, or orders for repair, replacement or refunds;

•	voluntary or mandatory recall or seizure of our current or future products;

•	administrative detention by FDA of medical devices believed to be adulterated or misbranded;

•	imposing operating restrictions, suspension or shutdown of production;

•	refusing our requests for clearance, PMA or de novo classification of any new products, new intended uses or modifications to our products;

•	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries;

•	withdraws or suspension of 510(k) clearance that has already been granted, resulting in prohibitions on sales of our products; and

•	criminal prosecution.

The occurrence of any of these events would have a material adverse effect on our business, financial condition and results of operations and could result in stockholders losing their entire investment.

Additionally, any relationships we may have with healthcare professionals, clinical investigators, and payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, and health information privacy and security laws, which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens, and diminished profits and future earnings.

Healthcare providers and payors play a primary role in the recommendation and/or prescription of any product candidates for which we obtain future marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, payors, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

21

•

the federal false claims and civil monetary penalties laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information;

•

the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to Centers for Medicare & Medicaid Services (CMS) starting in 2022 information regarding payments and other transfers of value to physicians, certain other healthcare providers, and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information reported will be publicly available on a searchable website, with disclosure required annually; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Union is governed by the General Data Protection Regulation, or the GDPR, which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles, creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. In addition, on June 28, 2018, the State of California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve on-going substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, then we may be subject to significant penalties, including civil, criminal, and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, temporary or permanent debarment, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, then they may be subject to criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs.

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

We may seek regulatory approval of our product candidates outside of the U.S., and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•	differing regulatory requirements and reimbursement regimes in foreign countries;

•	unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	difficulties staffing and managing foreign operations;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	potential liability under the Foreign Corrupt Practices Act (FCPA) or comparable foreign regulations;

•

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

We may face difficulties with respect to coverage and reimbursement by various payors.

Sales of any medical device depend often, in part, on the extent to which the product will be covered and reimbursed by government payors (e.g., federal and state healthcare programs), third-party payors (e.g., commercial insurance and managed healthcare organizations), and other payors (e.g., foreign government healthcare programs). In the United States, various glucose monitoring products are covered for individuals with both Type 1 and Type 2 diabetes by Medicare and Medicaid in the majority of states and by commercial insurers, subject to satisfaction of certain eligibility and coverage criteria.

But significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. For example, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by payors, that an adequate level of reimbursement will be established even if coverage is available, or that the payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.

Decisions regarding the extent of coverage and reimbursement amount are generally made on a plan-by-plan basis meaning one payor’s decision to cover a particular product does not ensure that other payors will also provide similar coverage. As a result, the coverage determination process can require manufactures to provide scientific and clinical support for the use of a product, and require providers to show medical necessity for use, to each payor separately. This process can be time-consuming, with no assurance that coverage and adequate reimbursement will be applied consistently or even obtained.

Payors are also increasingly reducing reimbursements for devices through continued implementation of cost-containment programs, including price controls and restrictions on coverage and reimbursement, which could further limit sales of any product. In addition, payors continue to question safety and efficacy while also challenging the prices charged, examining medical necessity and reviewing the cost effectiveness of devices in an effort to avoid coverage and reimbursement. But decreases of this nature surrounding the reimbursement for any product or a decision by a government and third-party payor not to cover a product could result in reduced physician usage and patient demand for the product.

Moreover, in international markets, reimbursement and healthcare payment systems vary significantly by country, with many countries have instituted price ceilings on specific products and therapies.

The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of FDA or another governmental authority, could have a negative impact on us.

We are subject to FDA’s medical device reporting regulations, which require us to report to FDA when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event.

We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the initial use of the device. If we fail to comply with our reporting obligations, FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, seizure of our products, or, if premarket review is required in the future, delay in clearance of future products.

FDA and foreign regulatory bodies have the authority to require the recall of commercialized medical device products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects, or other deficiencies or failures to comply with applicable regulations. We cannot assure you that product defects or other errors will not occur in the future. Recalls involving our products could have a material adverse effect on our business, financial condition, and results of operations.

Moreover, medical device manufacturers are required to maintain certain records of recalls and corrections, even if they are not reportable to FDA. We may initiate voluntary withdrawals or corrections for our devices in the future that we determine do not require notification of FDA. If FDA disagrees with our determinations, then it could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability and malpractice claims against us and negatively affect our sales.

We may face difficulties from changes to current regulations and future legislation, both in the U.S. as well as in other foreign jurisdictions where we may be operating.

Existing regulations and regulatory policies may change, and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. Legislative changes may impact our future business and operations, including those that may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and accordingly, our business, financial condition, and results of operations.

Both before and after a product is commercially released, we have ongoing responsibilities under various laws and regulations. If a regulatory authority were to conclude that we are not in compliance with applicable laws or regulations, or that any of our products are ineffective or pose an unreasonable risk for the end-user, then the authority may ban such devices, detain or seize adulterated or misbranded devices, order a recall, repair, replacement, or refund of such instruments, and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. A regulatory authority may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The regulatory authority may also recommend prosecution by law enforcement agencies. Any governmental law or regulation, existing or imposed in the future, or enforcement action taken may have a material adverse effect on our business, financial condition, and results of operations.

We cannot predict the likelihood, nature, or extent of any legislative changes will be enacted or government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. Similarly, we cannot predict whether FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, then we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Our industry is highly competitive and subject to significant or rapid technological change.

Our fields of therapeutic interest is highly competitive and subject to significant and rapid technological change. Accordingly, our success may depend, in part, on our ability to respond quickly to such change through the development and introduction of new products.

If our product candidates are approved by FDA, then potential competitors who seek to introduce similar product candidates may seek to take advantage of a shorter and less costly development program for a product that competes with our products. Our ability to compete successfully against currently existing and future alternatives to our product candidates and systems and competitors who compete directly with us may depend, in part, on our ability to attract and retain skilled scientific and research personnel, develop technologically superior products, develop competitively priced products, obtain patent or other required regulatory approvals for our products, be an early entrant to the market and manufacture, market, and sell our products, independently or through collaborations.

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

Our success depends on our ability to develop and market devices that are recognized as accurate, safe and cost-effective. They must be safe and deliver the required level of accuracy under any condition, regardless of the user, as determined by their intended use. This will be achieved through continue refinement of our technology. Before presenting it to the FDA, additional development is needed to increase its generalizability.

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

Additionally, we may not be able to penetrate or successfully operate in international markets or encounter difficulty expanding into international markets because of limited brand recognition in certain parts of the world, which may lead to delayed acceptance of our products by consumers in these international markets. If we are unable to expand internationally and manage the complexity of international operations successfully, then it could have a material adverse effect on our business, financial condition, and results of operations. If our efforts to introduce our products into foreign markets are not successful, then we may have expended significant resources without realizing the expected benefit. Ultimately, the investment required for expansion into foreign markets could exceed the results of operations generated from this expansion.

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

We rely on the timely supply of components and parts and could suffer if suppliers fail to meet their delivery obligations, raise prices or cease to supply us with components or parts.

The manufacture of our products is complex and requires the integration of a number of components from several sources of supply. We rely on numerous critical suppliers for various key components that are used in the manufacturing of our products. We can make no assurance that we will be able to maintain such supply arrangements. If we are unable to maintain supply arrangements, our access to key components could be reduced, which could harm our business.

Additionally, if demand for our products decreases, we may have excess inventory and inventory that may expire, which could result in inventory write-offs that would have a material adverse effect on our business, financial condition, and results of operations. We may also encounter defects in materials and/or workmanship, which could lead to a failure to adhere to regulatory requirements. Any defects could delay operations at our contract manufacturers’ facilities, lead to regulatory fines, or halt or discontinue manufacturing indefinitely. Any of these outcomes could have a material adverse effect on our business, financial condition, and results of operations.

This reliance also adds additional risks to the manufacturing process that are beyond our control. For example, the occurrence of epidemics or pandemics may cause one or more of our suppliers to close or reduce the scope of their operations either temporarily or permanently. In addition, these suppliers may provide components and products to our competitors. The medical device industry’s reliance on a limited number of key components and product suppliers subjects us to the risk that in the event of an increase in demand, our suppliers may fail to provide supplies to us in a timely manner while they continue to supply our competitors, many of which have greater purchasing power than us, or seek to supply components to us at a higher cost.

The failure of our suppliers to deliver components or products in a timely fashion could have disruptive effects on our ability to produce our products in a timely manner, or we may be required to find new suppliers at an increased cost.

Moreover, our reputation and the quality of our products are in part dependent on the quality of the components that we source from third-party suppliers. If we are unable to control the quality of the components supplied to us or to address known quality problems in a timely manner, then our reputation in the market may be damaged and sales of our products may suffer. As a result, we may experience a material adverse effect on our business, financial condition, and results of operations.

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

The analysis of our patent portfolio by PatSnap Research and ipCapital Group is not a legal analysis and does not predict the outcome of any legal challenges we or others might make in regard to patents, nor does it constitute a view on the overall legal strength of our patents.

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

We may make strategic acquisitions in the future, and if the acquired companies do not perform as expected, this could adversely affect our operating results, financial condition and existing business.

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

Our technology will have a number of potential applications in fields of use that will require prior governmental regulatory approval before the technology can be introduced to the marketplace. For example, we are exploring the use of our technology for certain medical diagnostic applications, with an initial focus on the monitoring of blood glucose.  There is no assurance that we will be successful in developing glucose monitoring medical applications for our technology. If we were to be successful in developing glucose monitoring medical applications of our technology, prior clearance by FDA and other governmental regulatory bodies will be required before the technology could be introduced into the marketplace. Our devices leverage Machine Learning (ML) and Artificial Intelligence (AI) to process the massive data collected through the Bio-RFID sensor. ML/AI also controls the sensor operation, enabling the device to emit and capture data, and, ultimately, to identify and measure blood glucose levels. Machine learning-enabled device software functions (ML-DSF) continue to be evaluated by FDA, which recently released new guidance proposing a science-based approach for AI/ML-enabled medical devices to be modified and improved more quickly. There is no assurance that such regulatory approval would be obtained for a glucose monitoring medical diagnostic device or other applications requiring such approval. FDA can refuse to grant, delay, and limit or deny approval of an application for clearance of marketing a glucose monitoring device for many reasons. We may not obtain the necessary regulatory approvals or clearances to market these glucose monitoring systems in the United States or outside of the United States. Any delay in, or failure to receive or maintain, approval or clearance for our products could prevent us from generating revenue from these products or achieving profitability.

We or our manufacturers may be unable to obtain or maintain international regulatory clearances or approvals for our current or future products, or our distributors may be unable to obtain necessary qualifications, which could harm our business thus limited sales to the U.S.

Sales of our products internationally are subject to foreign regulatory requirements that vary widely from country to country. In addition, FDA regulates exports of medical devices from the U.S. Complying with international regulatory requirements can be an expensive and time-consuming process, and marketing approval or clearance is not certain. The time required to obtain clearances or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. We may rely on third-party distributors to obtain regulatory clearances and approvals required in other countries, and these distributors may be unable to obtain or maintain such clearances or approvals. Our distributors may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or clearances, which could increase the difficulty of attracting and retaining qualified distributors. If our distributors experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the U.S., or if they fail to receive those qualifications, clearances or approvals, then we may be unable to market our products or enhancements in international markets effectively, or at all.

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

Additionally, the U.S. may institute additional cybersecurity requirements especially for medical devices. For example, the data security requirements in the Food and Drug Omnibus Reform Act (“FDORA”), enacted in December 2022, that among other provisions, requires developers of certain “cyber devices” to design and implement plans to monitor, identify and address cybersecurity vulnerabilities of those devices and to submit those plans to FDA as part of every new 510(k) or PMA for a cyber device. “Cyber devices” are defined as devices that include software, connect to the internet, and contain any technological features that could be vulnerable to cybersecurity threats. This provision entered into effect on March 29, 2023, and FDA has indicated that it expects sponsors of cyber devices to begin to comply with these requirements as of October 1, 2023. FDA has stated that failure to comply with these requirements will result in FDA denying approval of the cyber device application.

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

Risks Related to Ownership of Our Common Stock

If we are unable to comply with the continued listing requirements of the NYSE American, then our common stock would be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions.

Our common stock is currently listed on the NYSE American and the continued listing of our common stock on the NYSE American is contingent on our continued compliance with a number of listing requirements. If we are unable to comply with the continued listing requirements of the NYSE American, our common stock would be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders, as well as satisfy other listing requirements of the NYSE American. In addition to these objective standards, NYSE American may delist the securities of any issuer for other reasons involving the judgment of NYSE American.

We have been informally advised by the staff of NYSE American that, given our current stockholders equity and history of net losses, we may be subject to the equity standards set forth in Section 1003(a)(ii) and (iii) of the NYSE American Company Guide, and that we may not satisfy these standards or the exemption criteria for these standards. There is no assurance that we will be able to maintain compliance with the NYSE American continued listing rules and/or continue its listing on the NYSE American in the future.

If the NYSE American delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect the common stock would qualify to be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	substantially impair our ability to raise additional funds;

•	result in a loss of institutional investor interest and a decreased ability to issue additional securities or obtain additional financing in the future;

31

•

a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•

potential breaches of representations or covenants of our agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements, which, regardless of merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations.

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

As of September 30, 2023, we had 80,358,463 shares of common stock issued and outstanding. As of September 30, 2023, there were options outstanding for the purchase of 14,506,158 shares of our common stock (including unearned stock option grants totaling 3,869,825 shares related to performance targets), warrants for the purchase of 20,866,313 shares of our common stock, 8,108,356 shares of our common stock issuable, collectively, upon the conversion of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, and approximately 3,040,219 shares of our common stock, collectively, reserved to pay accrued dividends on our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. In addition, we currently have 9,020,264 shares of our common stock at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures. Further, under the current terms of our  Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, and assuming no changes in the ownership thereof, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 160,000 shares of common stock. Future accreted dividends will be settled by issuing additional shares of preferred stock which can  then be converted to common stock.  All of the foregoing shares could potentially dilute future earnings per share but are excluded from the September 30, 2023, calculation of net loss per share because their impact is antidilutive.

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

Pursuant to our articles of incorporation, we are also authorized to issue 5,000,000 shares of blank check preferred stock of which 30,000 shares have been designated as our Series C Convertible Preferred Stock and 20,000 shares have been designated as our Series D Convertible Preferred Stock.  Such preferred stock is senior to our common stock in terms of dividend priority and liquidation preference. Any preferred stock that we issue in the future may rank ahead of our common stock in terms of dividend priority or liquidation preference and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of our common stock to current stockholders and could adversely affect the market price, if any, of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to designate or issue any shares of our authorized blank check preferred stock, there can be no assurance that we will not do so in the future.

As a result of the modifications of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock (see Description of Securities—Preferred Stock), assuming no changes in the amount of outstanding Preferred Series C or D ownership, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 160,000 shares of common stock. Future accreted dividends will be settled by issuing additional shares of preferred stock which can  then be converted to common stock.

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

If in the future, we sell our common stock at a price below $0.25 per share, the conversion price of our outstanding shares of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock would adjust below $0.25 per share pursuant to their respective certificates of designation. In addition, the conversion price of the convertible promissory notes referred to above and the exercise price of certain outstanding warrants to purchase 7,684,381  shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,439,707 would adjust below $1.20 per share and warrants totaling 4,484,725 would adjust below $2.40 per share, in each case pursuant to the documents governing such instruments.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Corporate Offices

On April 13, 2017, we leased its executive office located at 500 Union Street, Suite 810, Seattle, Washington, USA, 98101. We lease 943 square feet and the current net monthly payment is $3,334. The monthly payment increases approximately 3% each year and the lease expired on May 31, 2022. On October 31, 2021, we extended the lease from June 1, 2022 to May 31, 2023 at $2,986 per month. On April 26, 2023, we extended the lease from June 1, 2023 to May 31, 2024 at $2,908 per month.

Lab Facilities and Executive Offices

On May 18, 2021, we entered into a lease for its lab facilities located at 914 E Pine Street, Suite 212, Seattle, WA 98122 and leased 2,642 square feet. The net monthly lease payment was $8,697 and increases by 3% annually. The lease expires on June 30, 2024. The lease can be extended for one additional three-year term.

On October 11, 2021, we entered into the First Amendment of Lease and added 2,485 square feet for $5,000 per month.  On September 20, 2022, we entered into the Second Amendment of Lease for additional space. The expanded space will be utilized for research and testing. The Amendment of Lease expires on December 31, 2023.

On September 22, 2022, we leased lab facilities and executive offices in Yucca Valley, CA from Phillip Bosua, our former CEO. We leased 1,700 square feet of the total 2,134 square feet of the premises and the current net monthly payment is $7,000. The lease was to expire September 30, 2023 and could be extended on a month to month basis. We paid $91,500 in rent on September 28, 2022 for the period September 1, 2021 to September 30, 2022. We paid $28,000 for the year ended September 30, 2023. The lease was terminated on January 23, 2023, the date of Mr. Bosua’s resignation.

On November 22, 2022, we leased an additional 1,800 square feet of lab facilities at 123 Boylston Ave, Suite C, Seattle, WA 98102 with a net monthly payment is $2,250. The lease was set to expire on November 21, 2023 and has been extended on a month-to-month basis.

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

Number of Holders of our Common Shares

As of September 30, 2023, there were approximately 190 stockholders of record of our common stock.  In computing the number of holders of record of our common stock, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the near future. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our board of directors subject to limitations under applicable law (including Nevada Revised Statutes 78.288) and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. See also Item 1A “Risk Factors—Risks Related Ownership of Our Common Stock— We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.”

Our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock do not accrue or pay cash dividends. All future dividends will be accrued and paid in Series C Convertible Preferred Stock or Series D Convertible Preferred Stock, as applicable. See “Description of Securities—Preferred Stock.”

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

During the three months ended September 30, 2023, we had the following sales of unregistered sales of equity securities:

On September 29, 2023, we closed an offering of our common stock pursuant to which we sold 28,000,000 shares of common stock, at a purchase price of $0.25 per share. After deducting underwriting commissions and other offering expenses, we received net proceeds of $5,472,791.

Description of Securities

Authorized Capital Stock

The following description summarizes important terms of the classes of our capital stock as of September 30, 2023. This summary does not purport to be complete and is qualified in its entirety by the provisions of our articles of incorporation as amended, restated and supplemented to date, or our articles of incorporation, and our second amended and restated bylaws, or our bylaws, which have been filed as exhibits to this Annual Report on Form 10-K.

Authorized Capital Stock.  Our authorized capital stock currently consists of:

•	200,000,000 shares of common stock, par value $0.001 per share; and

•	5,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which:

•	30,000 shares have been designated as our Series C Convertible Preferred Stock, $0.001 par value per share; and

•	20,000 shares have been designated as our Series D Convertible Preferred Stock, $0.001 par value per share.

In August 2023, in connection with the Series C and D Convertible Preferred Stock 1 for 100 reverse stock  split, the authorized shares of Series C and D Convertible Preferred stock were each reduced to 30,000 and 20,000,  respectively.

Outstanding Shares of Capital Stock. Our common stock is the only security of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. All outstanding shares of our capital stock are fully paid and nonassessable. As of September 30, 2023, there were:

•	80,358,463 shares of common stock issued and outstanding, held by holders of record;

•	17,858 shares of Series C Convertible Preferred Stock issued and outstanding, held by one holder of record; and

•	10,161 shares of Series D Convertible Preferred Stock issued and outstanding, held by one holder of record.

Common Stock

Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders, including the election of directors. Our articles of incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the board of directors on the common stock out of legally available funds. In the event of our liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all of our debts and other liabilities and the satisfaction of any preferential rights of any outstanding preferred stock.

Holders of common stock have no preemptive, conversion or subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock, including our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock.

Preferred Stock

Our articles of incorporation authorize our board of directors, without stockholder approval, to issue up to 5,000,000 shares of preferred stock in one or more series, and to determine the designation, preferences, limitations and relative rights thereof, including, without limitation, such matters as dividends, redemption, liquidation, conversion and voting. Our board of directors has the discretion to issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of common stock, or which could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, a majority of our outstanding voting stock.

Series C Convertible Preferred Stock

Of our authorized preferred stock, 30,000 shares have been designated as our Series C Convertible Preferred Stock, or the Series C Preferred Stock.

With respect to dividend rights and rights on liquidation, winding up and dissolution, shares of our Series C Preferred stock rank senior to our common stock and our Series D Convertible Preferred Stock. Holders of Series C Preferred Stock have no preemptive or subscription rights and there are no redemption or sinking fund provisions applicable to the Series C Preferred Stock. The rights, preferences and privileges of the holders of Series C Preferred Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any other series of preferred stock.

In addition to any class voting rights provided by the Nevada Revised Statutes or the certificate of designation for the Series C Preferred Stock, holders of Series C Preferred Stock have the right to vote, on an as-if-converted-to-common-stock basis (but subject to, and after giving effect to, the conversion limitations described below, applied effective as of the record date for determining the stockholders entitled to vote). Further, as long as any shares of Series C Preferred are outstanding, the Company shall not, among other things, without the affirmative vote of the holders of at least a majority on voting power of the outstanding shares of Series C Preferred Stock: (a) alter or change adversely the powers, preferences or rights given to the Series C Preferred Stock or alter or amend the Series C Preferred Stock certificate of designation, (b) issue any other class or series of capital stock ranking senior to or on parity the Series C Preferred Stock as to dividends or up liquidation or reclassify any shares of common stock or any series of capital stock into shares having preference or priority as to dividends or upon liquidation superior to or on parity with any such preference or priority of Series C Preferred Stock, or (c) enter into any agreement with respect to any of the foregoing.

Each outstanding share of Series C Preferred Stock accrues cumulative dividends at a rate equal to 8.0% per annum of the Series C Preferred Stock stated value (currently $70.00, subject to adjustment as provided in the Series C Preferred Stock certificate of designation).  Dividends, whether accrued, declared or payable are payable solely in the form of additional shares of Series C Preferred Stock and shall not in any circumstances be accrued or payable in cash.  Such dividends are payable only upon conversion of the shares of Series C Preferred Stock, or when, as and if otherwise declared by our board of directors.

Each holder of any shares of Series C Preferred Stock has the right, at its option at any time, to convert such holder’s shares of Series C Preferred Stock into shares of our common stock in accordance with the terms of the Series C Preferred Stock certificate of designation.  Further, we may also require, upon notice, the conversion of any or all shares of the Series C Preferred Stock into our common stock provided that the shares issuable upon such conversion meet certain resale eligibility requirements, and our common stock has been approved for listing on specified stock exchanges, all as set forth in the Series C Preferred Stock certificate of designation. However, we shall not effect a conversion of the Series C Preferred Stock, whether voluntary or mandatory, and the holder of any shares of Series C Preferred Stock shall not have the right to voluntarily convert such holder’s shares of Series C Preferred Stock, to the extent that after giving effect to such exercise, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of the shares of our common stock outstanding immediately after giving effect to such conversion.  By written notice to the Corporation, a holder may from time to time increase or decrease such percentage to any other percentage not less than 4.99% and not in excess of 9.99% specified in such notice; provided that any such increase or decrease will only be effective for that holder and will not be effective until the 61st day after such notice is delivered to us.

The Series C Preferred Stock also has price-based, “full-ratchet,” and proportional anti-dilution rights, based on issuance or deemed issuances of our securities below the current conversion price of $0.25 per share, all as set forth in the Series C Preferred Stock certificate of designation.

Series D Convertible Preferred Stock

Of our authorized preferred stock, 20,000 shares have been designated as our Series D Convertible Preferred Stock, or the Series D Preferred Stock. With respect to dividend rights and rights on liquidation, winding up and dissolution, shares of our Series D Preferred Stock rank senior to our common stock but junior to our Series C Preferred Stock. Holders of Series D Preferred Stock have no preemptive or subscription rights and there are no redemption or sinking fund provisions applicable to the Series D Preferred Stock. The rights, preferences and privileges of the holders of Series D Preferred Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any other series of preferred stock.

In addition to any class voting rights provided by the Nevada Revised Statutes or the certificate of designation for the Series D Preferred Stock, holders of Series D Preferred Stock have the right to vote, on an as-if-converted-to-common-stock basis (but subject to, and after giving effect to, the conversion limitations described below, applied effective as of the record date for determining the stockholders entitled to vote). Further, as long as any shares of Series D Preferred are outstanding, the Company shall not, among other things, without the affirmative vote of the holders of at least a majority on voting power of the outstanding shares of Series D Preferred Stock: (a) alter or change adversely the powers, preferences or rights given to the Series D Preferred Stock or alter or amend the Series D Preferred Stock certificate of designation, (b) issue any other class or series of capital stock ranking senior to or on parity the Series D Preferred Stock as to dividends or up liquidation or reclassify any shares of common stock or any series of capital stock into shares having preference or priority as to dividends or upon liquidation superior to or on parity with any such preference or priority of Series D Preferred Stock, or (c) enter into any agreement with respect to any of the foregoing.

Each outstanding share of Series D Preferred Stock accrues cumulative dividends at a rate equal to 8.0% per annum of the Series D Preferred Stock stated value (currently $70.00, subject to adjustment as provided in the Series D Preferred Stock certificate of designation).  Dividends, whether accrued, declared or payable are payable solely in the form of additional shares of Series D Preferred Stock and shall not in any circumstances be accrued or payable in cash.  Such dividends are payable only upon conversion of the shares of Series D Preferred Stock, or when, as and if otherwise declared by our board of directors.

Each holder of any shares of Series D Preferred Stock has the right, at its option at any time, to convert such holder’s shares of Series D Preferred Stock into shares of our common stock in accordance with the terms of the Series D Preferred Stock certificate of designation. Further, we may also require, upon notice, the conversion of any or all shares of the Series D Preferred Stock into our common stock provided that the shares issuable upon such conversion meet certain resale eligibility requirements, and our common stock has been approved for listing on specified stock exchanges, all as set forth in the Series D Preferred Stock certificate of designation. However, we shall not effect a conversion of the Series D Preferred Stock, whether voluntary or mandatory, and the holder of any shares of Series D Preferred Stock shall not have the right to voluntarily convert such holder’s shares of Series D Preferred Stock, to the extent that after giving effect to such exercise, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of the shares of our common stock outstanding immediately after giving effect to such conversion.  By written notice to the Corporation, a holder may from time to time increase or decrease such percentage to any other percentage not less than 4.99% and not in excess of 9.99% specified in such notice; provided that any such increase or decrease will only be effective for that holder and will not be effective until the 61st day after such notice is delivered to us.

The Series D Preferred Stock also has price-based, “full-ratchet,” and proportional anti-dilution rights, based on issuance or deemed issuances of our securities below the current conversion price of $0.25 per share, all as set forth in the Series D Preferred Stock certificate of designation.

Equity Incentive Plan

As of September 30, 2023, we have issued stock options for the purchase of  14,506,158 shares of common stock at a weighted average price of $1.546. The expiration dates of these stock options range from now to May 30, 2028. There are unearned stock option grants totaling 3,869,825 shares related to performance targets.

Warrants to Purchase Common Stock

As of September 30, 2023, we have issued warrants for the purchase of 20,866,313  shares of common stock at a weighted average exercise price of $1.063. The expiration dates of these warrants range from January 30, 2024 to September 26, 2028.

If in the future, we sell our common stock at a price below $0.25 per share, the conversion price of our outstanding shares of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock would adjust below $0.25 per share pursuant to their respective certificates of designation. In addition, the conversion price of the convertible promissory notes referred to above and the exercise price of certain outstanding warrants to purchase 7,684,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,439,707 would adjust below $1.20 per share and warrants totaling 4,484,725 would adjust below $2.40 per share, in each case pursuant to the documents governing such instruments.

Clayton A. Struve has warrants to purchase 6,269,715 shares of common stock that have a beneficial ownership blocker at 4.99%.

The proceeds of warrants currently outstanding, to the extent not exercised on a cashless basis, may generate potential proceeds. We cannot provide assurance that any of these warrants will be exercised.

Convertible Promissory Notes

We owe Clayton A. Struve, a significant stockholder, $1,301,005 under convertible promissory or OID notes. We recorded accrued interest of $94,062 and $86,562 as of September 30, 2023 and 2022, respectively. On December 7, 2022, we signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2023.  On September 15, 2023, the due dates on the notes was further extended to September 30, 2024. For accounting purposes only, the September 15, 2023 extension required us to increase the value of the convertible note by approximately $230,000 and record a corresponding loss on debt extinguishment because the extension of terms results in a de facto debt extinguishment but does not change our cash obligation required  to settle the note.

We owe Ronald P. Erickson and J3E2A2Z LP, (J3E2A2Z) an entity affiliated with and controlled by Ronald P. Erickson $1,460,926 under convertible promissory notes On March 16, 2018, we entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of our for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. We recorded accrued interest of $218,334 and $287,290 as of September 30, 2023 and 2022, respectively. On December 7, 2022, we approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to January 30, 2023. On January 25, 2023, we approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to September 30, 2023. On September 15, 2023, the due dates on the notes was further extended to September 30, 2024. For accounting purposes only, the September 15, 2023 extension required us to increase the value of the convertible note by approximately $277,000 and record a corresponding loss on debt extinguishment because the extension of terms results in a de facto debt extinguishment but does not change our cash obligation required  to settle the note.

Securities Subject to Price Adjustments

If in the future, we sell our common stock at a price below $0.25 per share, the conversion price of our outstanding shares of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock would adjust below $0.25 per share pursuant to their respective certificates of designation. In addition, the conversion price of the convertible promissory notes referred to above and the exercise price of certain outstanding warrants to purchase 7,684,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,439,707 would adjust below $1.20 per share and warrants totaling 4,424,425 would adjust below $2.40 per share, in each case pursuant to the documents governing such instruments.

Anti-takeover Provisions

Anti-Takeover Effects of Certain Provisions of Nevada Law and our Governing Documents

Provisions of the Nevada Revised Statutes, our articles of incorporation and our bylaws could have the effect of delaying or preventing a third-party from acquiring us, even if the acquisition could benefit our stockholders. Such provisions of the Nevada Revised Statutes, our articles of incorporation and our bylaws can have the effect of enhancing continuity and stability in the composition of our board of directors and the policies formulated by the board of directors, and can also have the effect of discouraging certain types of transactions that may involve an actual or threatened change of control of our company. These provisions also may have the effect of reducing our vulnerability to an unsolicited proposal for a takeover that does not contemplate the acquisition of all of our outstanding shares, or an unsolicited proposal for the restructuring or sale of all or part of our company.

Nevada Anti-Takeover Statutes

The Nevada Revised Statutes, or NRS, contain provisions governing the acquisition of a controlling interest in certain Nevada corporations. Nevada’s “acquisition of controlling interest” statutes (NRS 78.378 through 78.3793, inclusive) contain provisions governing the acquisition of a controlling interest in certain Nevada corporations. These “control share” laws provide generally that any person that acquires a “controlling interest” in certain Nevada corporations may be denied voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights. These laws will apply to us as of a particular date if we were to have 200 or more stockholders of record (at least 100 of whom have addresses in Nevada appearing on our stock ledger at all times during the 90 days immediately preceding that date) and do business in the State of Nevada directly or through an affiliated corporation, unless our articles of incorporation or bylaws in effect on the tenth day after the acquisition of a controlling interest provide otherwise. These laws provide that a person acquires a “controlling interest” whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the NRS, would enable that person to exercise (1) one-fifth or more, but less than one-third, (2) one-third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors. Once an acquirer crosses one of these thresholds, shares which it acquired in the transaction taking it over the threshold and within the 90 days immediately preceding the date when the acquiring person acquired or offered to acquire a controlling interest become “control shares” to which the voting restrictions described above apply. These laws may have a chilling effect on certain transactions if our articles of incorporation or bylaws are not amended to provide that these provisions do not apply to us or to an acquisition of a controlling interest, or if our disinterested stockholders do not confer voting rights in the control shares.

Nevada’s “combinations with interested stockholders” statutes (NRS 78.411 through 78.444, inclusive) provide that specified types of business “combinations” between certain Nevada corporations and any person deemed to be an “interested stockholder” of the corporation are prohibited for two years after such person first becomes an “interested stockholder” unless the corporation’s board of directors approves the combination (or the transaction by which such person becomes an “interested stockholder”) in advance, or unless the combination is approved by the board of directors and sixty percent of the corporation’s voting power not beneficially owned by the interested stockholder, its affiliates and associates. Furthermore, in the absence of prior approval certain restrictions may apply even after such two-year period. For purposes of these statutes, an “interested stockholder” is any person who is (1) the beneficial owner, directly or indirectly, of 10% or more of the voting power of the outstanding voting shares of the corporation, or (2) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then-outstanding shares of the corporation. The definition of the term “combination” is sufficiently broad to cover most significant transactions between a corporation and an “interested stockholder”. These laws generally apply to Nevada corporations with 200 or more stockholders of record. However, a Nevada corporation may elect in its articles of incorporation not to be governed by these particular laws, but if such election is not made in the corporation’s original articles of incorporation, the amendment (1) must be approved by the affirmative vote of the holders of stock representing a majority of the outstanding voting power of the corporation not beneficially owned by interested stockholders or their affiliates and associates, and (2) is not effective until 18 months after the vote approving the amendment and does not apply to any combination with a person who first became an interested stockholder on or before the effective date of the amendment. Neither our original articles of incorporation nor our current articles of incorporation include such an election.

NRS 78.139 also provides that directors may resist a change or potential change in control of the corporation if the board of directors determines that the change or potential change is opposed to or not in the best interest of the corporation upon consideration of any relevant facts, circumstances, contingencies or constituencies pursuant to NRS 78.138(4).  The Nevada Revised Statutes also provide that any director may be removed from our board of directors by the vote or written consent of stockholders representing not less than two-thirds of the voting power of the issued and outstanding shares entitled to vote, and this standard is also reflected in our bylaws.

Bylaws

Our bylaws contain limitations as to who may call special meetings and also establish advance notice procedures with respect to stockholder proposals and the nomination of candidates for election as directors, other than nominations made by or at the direction of the board of directors.

Authorized but Unissued Shares

Our authorized but unissued shares of common stock are available for our board of directors to issue without stockholder approval. We may use these additional shares for a variety of corporate purposes, including future public or private offerings to raise additional capital, corporate acquisitions and employee benefit plans. The existence of our authorized but unissued shares of common stock could render it more difficult or discourage an attempt to obtain control of our company by means of a proxy contest, tender offer, merger or other transaction. Our authorized but unissued shares may be used to delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

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

Period Ended	High	Low
Year Ending September 30, 2023
September 30, 2023	$1.17	$0.23
June 30, 2023	$1.39	$0.80
March 31, 2023	$1.59	$0.80
December 31, 2022	$2.02	$0.92

Year Ending September 30, 2022
September 30, 2022	$3.44	$1.85
June 30, 2022	$2.71	$1.36
March 31, 2022	$2.19	$1.22
December 31, 2021	$2.60	$1.48

As of December 15, 2023, the high and low sales price of our common stock was $0.94 per share and $0.8375 per share, respectively. As of December 15, 2023, we had 81,346,524 shares of common stock issued and outstanding, held by 190 stockholders of record. This number does not include approximately 5,690 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Transfer Agent and Registrar

We have appointed Equiniti Trust Company located at 6201 15th Avenue, Brooklyn, New York 11219, telephone number (800) 937-5449, as the transfer agent for our common stock.

ITEM 6.

Summary Financial Information

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended September 30, 2023 through September 30, 2022. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report and prior 10-K filings, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands

	2023	2022

STATEMENT OF OPERATIONS DATA:
Revenue	$-	$4,360
Operating expenses-
Research and development expenses	7,727	5,386
General and administrative expenses	6,571	8,118
Selling and transactional costs for digital assets	(274)	3,430
Total research and development and operating expenses	14,024	16,934
Operating loss	(14,024)	(12,574)
Total other (expense), net	(1,265)	(7,497)
Loss before income taxes	(15,289)	(20,071)
Income tax expense	-	-
Net loss	(15,289)	(20,071)
Common stock dividends on Series D Preferred Stock	(1,627)	-
Deemed dividends on Series C and D Preferred Stock	(3,527)	-
Net loss available to common shareholders	$(20,443)	$(20,071)
Basic and diluted loss per share	$(0.41)	$(0.50)
Weighted average shares of common stock outstanding- basic and diluted	49,581,467	40,370,473

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

Overview

We are focused on the development and commercialization of our proprietary sensor technology utilizing radio and microwave spectroscopy. When paired with our machine learning platform, our technology is capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify, and measure the unique “signature” of said materials or analytes. The first application of our sensor technology is in a product to non-invasively monitor blood glucose levels. This device will require US Food and Drug Administration (FDA) clearance before entering the market.

On April 30, 2020, we incorporated our wholly owned subsidiary, Particle, Inc. Particle was focused on the development and commercialization of our extensive intellectual property relating to electromagnetic energy outside of the medical diagnostic arena, which remains our company’s singular focus. Since incorporation, Particle was engaged in research and development activities on threaded light bulbs that have a warm white light and can inactivate germs, including bacteria and viruses. Particle is now looking for partners to take this product to market.

On September 17, 2021, we incorporated our wholly owned subsidiary, AI Mind, Inc., for the purpose of identifying and capitalizing on market opportunities for our AI deep learning platform (discussed below). The first activity undertaken by AI Mind was the creation of graphical images expressed as non-fungible tokens, or NFTs, utilizing the AI deep learning platform. During the year ended September 30, 2022, AI Mind, operating our AI deep learning platform, began generating revenue from digital asset sales of NFT’s and had sales of $4,360,000. AI Mind was dissolved on July 25, 2023.

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

On April 21, 2023, we announced the publication of a peer-reviewed study in Sensors Journal. The manuscript described the proof-of-principle study of Bio-RFID technology that quantified three different analytes in vitro. In the peer-reviewed publication, it was found Bio-RFID achieved 100% accuracy in quantifying these three different analytes in vitro. This study was conducted in collaboration with Mayo Clinic.

On May 5, 2023, we announced the results of a technical feasibility study that was presented at the American Association of Clinical Endocrinology (AACE) Annual Meeting. The study demonstrated that the Bio-RFID sensor can deliver stable, repeatable results in predicting blood glucose concentrations obtained by a reference device.

On June 7, 2023, we revealed the portable Generation 1 prototype for non-invasive glucose monitoring. The Generation 1 prototype is a portable research lab, designed to be a powerful data collection device. This device should allow Know Labs to scale data collection, including testing across more diverse participant populations and scenarios.

In June of 2023, the Company issued 1,402,784 share of common stock as dividends   to the holder of Series D Convertible Preferred stock as settlement of cumulative unpaid dividends through December 2022.

On July 26, 2023, we announced the completion of a new study demonstrating that continued algorithm refinement and more high-quality data improved the accuracy of the Bio-RFID sensor technology, resulting in an overall Mean Absolute Relative Difference (MARD) of 11.27%.

On August 9, 2023, the Board authorized the Company to file a series of amendments to the certificates of designation for certain series of our preferred stock, and the restatement of its articles of incorporation, as described below, each of which were filed with the Nevada Secretary of State effective August 11, 2023. Based upon the June 2023 issuance of common stock dividends  to Series D Convertible Preferred Stock holder and the modified terms and conditions  of Series C and D certificates of designation, it was determined that Series C and D preferred dividends need to be accreted for the cumulative unpaid dividends . As of September 30, 2023, cumulative unpaid Series C and D totaled approximately $770,000 which converts to approximately 3,040,0000  shares of common  stock. The value of the 3.0 million shares of common totaled $3,526,653. The Company recorded $3,526,653 in cumulative deemed dividends related to Series C and D Preferred Stock which have not been paid.

In connection with the amendment and restatement of our preferred stock, we effected a reverse split of our outstanding Series C Convertible Preferred Stock and Series D Convertible Preferred Stock by a factor of 1-for-100. No changes were made to the 5 million total shares of “blank-check” preferred stock authorized in our Articles. Prior to such reverse split, there were 1,785,715 and 1,016,004 shares of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock designated and outstanding, respectively. To account for the reverse split, but in order to provide the ability to issue “pay in kind” dividends in lieu of cash dividends, at the time of the reverse split, we designated 30,000 shares of Series C Convertible Preferred Stock and 20,000 shares of Series D Convertible Preferred Stock, of which 17,858 and 10,161 shares were, respectively, outstanding immediately after such reverse split. In order to maintain the economic rights of the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, the definition of “Stated Value” was multiplied by 100, to offset the reverse split factor.

On September 15, 2023, we signed amendments to the convertible promissory or OID notes, held by Clayton A. Struve and Ron Erickson, to extend the due dates to September 30, 2024.

On September 29, 2023, we closed an offering of our common stock pursuant to which we sold 28,000,000 shares of common stock, at a purchase price of $0.25 per share via an S-1 registration statement. After deducting underwriting commissions and other offering expenses, we received net proceeds of $5,472,791.As part of the offering,  the Company issued common stock purchase warrants to the Underwriter Representatives to purchase an aggregate of 1,960,000 shares of Common Stock at an exercise price of $0.25 per share, subject to adjustments. The Representatives’ Warrants are immediately exercisable and may be exercised at any time and from time to time, in whole or in part, until September 26, 2028 and may be exercised on a cashless basis.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•	the ability of our research and development team to produce an FDA clearance quality technology;

•	our ability to recruit and maintain quality personnel with the talent to bring our technology to the market;

•	the production of market ready products that can sustain FDA clearance quality results;

•	the clearance by FDA after their rigorous clinical trial process of our products for the marketplace;

•	the receptivity of the marketplace and the addressable diabetes community to our new non-invasive glucose monitoring technology; and

•	access to sufficient capital to support us until our products achieve FDA clearance and are accepted in the marketplace.

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

Results of Operations

The following table sets forth key components of our results of operations during the years ended September 30, 2023 and 2022.

	Years Ended September 30,
	2023	2022	$ Variance	% Variance

Revenue- digital asset sales	$-	$4,360	$(4,360)	-100.0%
Operating expenses-
Research and development and operating expenses-
Research and development expenses	7,727	5,386	(2,341)	-43.5%
Selling, general and administrative expenses	6,571	8,118	1,547	19.1%
Selling and transactional costs for digital assets	(274)	3,430	3,704	108.0%
Total operating erxpenses	14,024	16,934	2,910	17.2%
Operating loss	(14,024)	(12,574)	(1,450)	-11.5%
Other expense:
Interest income	127	15	112	746.7%
Interest expense	(390)	(8,034)	7,644	95.1%
Loss on debt extinguishment	(507)	-	(507)	-100.0%
Other (expense) income	(495)	522	(1,017)	-194.8%
Total other (expense), net	(1,265)	(7,497)	6,232	83.1%
Loss before income taxes	(15,289)	(20,071)	4,782	23.8%
Income tax expense	-	-	-	0.0%
Net loss	$(15,289)	$(20,071)	$4,782	23.8%

Revenues. Revenue- digital asset sales for the year ended September 30, 2023 was $0 as compared to $4,360,000 for the year ended September 30, 2022. We do not expect future activity or revenue from that source. Our Artificial Intelligence (AI) deep learning platform has generated revenue- digital asset sales of $4,360,000 from Non-Fungible Token (NFT) sales.

Research and Development Expenses. Research and development expenses for the year ended September 30, 2023 increased $2,341,000 to $7,727,000 as compared to $5,386,000 for the year ended September 30, 2022.  The increase was due to increased personnel, use of consultants, expenditures related to the development of our radio frequency spectroscopy Bio-RFID™ technology. During the end of the three months ended June 30, 2023, we reduced our headcount by nine and operating expenses and used external consultants to reduce the future cost of the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 2023 decreased $1,547,000 to $6,571,000 as compared to $8,118,000 for the year ended September 30, 2022. The decrease primarily was due to (i) a decrease of $1,466,000 in stock based compensation; (ii) a decrease in compensation expense of $451,000 related to warrants issued for services; (iii) a decrease in common stock issued for services of $183,000;  offset by (iv) an increase in insurance of $420,000; and (v) an increase in other expenses of $133,000. As part of the selling, general and administrative expenses for the year ended September 30, 2023 and 2022, we recorded $305,000 and $380,000, respectively, of investor relationship and business development expenses.

Selling and Transactional Costs for Digital Asset Sales. Selling and transactional for digital asset sales were ($274,000) as compared $3,430,000 for the year ended September 30, 2022. During 2022, our Artificial Intelligence (AI) deep learning platform has generated revenue- digital asset sales of $4,360,000 from Non-Fungible Token (NFT) sales. The benefit for the year ended September 30, 2023 included an adjustment of our estimate for sales and use tax related to the sale of digital assets.  Such costs for the year ended September 30, 2022 included digital asset conversion loss, consulting, bonus compensation transaction fees, taxes, royalties and other costs.

Other (Expense), Net. Other expense, net for the year ended September 30, 2023 was $1,265,000 as compared to other expense, net of $7,497,000 for the year ended September 30, 2022. The other expense, net for the year ended September 30, 2023 included (i) interest income of $127,000; offset by (ii) interest expense of $390,000 related to convertible notes payable and the modification and extension of terms; (iii) loss on debt extinguishment of $507,000 related to the extension of convertible notes payable; and (iv) other expense of $495,000 related to the write-off of certain equipment. .

The other expense, net for the year ended September 30, 2022 included (i) interest expense of $8,034,000 related to convertible notes payable and the amortization of the beneficial conversion feature and value of warrants issued; and offset by (ii) other income of $522,000 primarily related to the forgiveness of notes payable- PPP loans and other debt and (iii) interest income of $15,000.

Net Loss. Net loss for the year ended September 30, 2023 was $15,289,000 as compared to $20,071,000 for the year ended September 30, 2022. The net loss for the year ended September 30, 2023 included non-cash expenses of $4,768,000. The non-cash items include (i) depreciation and amortization of $313,000; (ii) loss on sale of assets of $550,000; (iii) loss on debt extinguishment of $507,000; (iv) modification of notes and warrants- interest expense of $350,000; (v) stock based compensation- stock options of $2,956,000; and (vi) amortization of operating lease right-of-use asset of $142,000.

The net loss for the year ended September 30, 2022 included non-cash expenses of $12,164,000. The non-cash items include (i) depreciation and amortization of $321,000; (ii) issuance of common stock for services of $183,000; (iii) issuance of common stock warrants for services of $452,000; (iv) stock based compensation- stock options of $4,422,000; (v) amortization of debt discount as interest expense of $7,273,000; (vi) other of $35,000; offset by (vii) gain on debt settlement of $269,000; and (viii) gain on forgiveness of note payable- PPP loans of $253,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

We have cash and cash equivalents of $8,024,000 and net working capital of approximately $6,264,000 (exclusive of convertible notes payable) as of September 30, 2023. We anticipate that we will record losses from operations for the foreseeable future. As of September 30, 2023, our accumulated deficit was $121,841,000 and net losses in the amount of $15,289,000 and $20,071,000 during the years ended September 30, 2023 and 2022, respectively. We incurred non-cash expenses of $4,768,000, and $12,164,000 during the years ended September 30, 2023 and 2022, respectively.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the issuance of preferred stock, the sale of common stock and the exercise of warrants. During the remainder of 2024, we expect to raise additional funds through the issuance of preferred stock, convertible debentures or equity.

On September 29, 2023, we closed an offering of our common stock pursuant to which we sold 28,000,000 shares of common stock, at a purchase price of $0.25 per share. After deducting underwriting commissions and other offering expenses, we received net proceeds of $5,472,791.

During the end of the quarter ended June 30, 2023, the Company made some adjustments to its staffing level, and the impact of those adjustments, plus the departure of our chief technology and executive officer, has significantly reduced our monthly burn rate. The Company will further adjust its cost structure if new debt or equity capital is not received. We believe that we have enough available cash to operate until June 30, 2024.

The proceeds of warrants currently outstanding, to the extent not exercised on a cashless basis, may generate potential proceeds. We cannot provide assurance that any of these warrants will be exercised.

Operating Activities

Net cash used in operating activities for the year ended September 30, 2023 and 2022 was $10,354,000 and $6,920,000, respectively. The net cash used in operating activities for the year ended September 30, 2023 was primarily related to (i) a net loss of $15,289,000; offset by (ii) working capital changes of $167,000; and (iii) non-cash expenses of $4,768,000. The non-cash items include (iv) depreciation and amortization of $313,000; (v) loss on disposal assets of $550,000; (vi) loss on debt extinguishment of $507,000; (vii) modification of notes and warrants- interest expense of $350,000; (viii) stock based compensation- stock options of $2,956,000; and (ix) amortization of operating lease right-of-use asset of $142,000.

The net cash used in operating activities for the year ended September 30, 2022 was primarily related to (i) a net loss of $20,071,000; offset by (ii) working capital changes of $987,000 related to Our Artificial Intelligence (AI) Deep Learning Platform has generated initial revenue from Non-Fungible Token (NFT) sales and incurred certain expenses; and (iii) non-cash expenses of $12,164,000. The non-cash items include (iv) depreciation and amortization of $321,000; (v) issuance of common stock for services of $183,000; (vi) issuance of common stock warrants for services of $452,000; (vii) stock based compensation- stock options of $4,422,000; (viii) amortization of debt discount as interest expense of $7,273,000; (ix) other of $13,000; offset by (x) gain on debt settlement of $269,000; and (xi) gain on forgiveness of note payable- PPP loans of $253,000.

Investing Activities

Net cash used in investing activities for the year ended September 30, 2023 and 2022 was $81,000 and $855,000, respectively. There amounts were primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the year ended September 30, 2023 and 2022 was $5,865,000 and $8,111,000, respectively. The net cash provided by financing activities for the year ended September 30, 2023 was primarily related to (i) proceeds from the issuance of common stock for the exercise of warrants of $387,000; (ii) proceeds from the issuance of common stock for the exercise of stock option grants of $5,000; issuance of common stock for a common stock offering, net of expenses of $5,472,791. On September 29, 2023, we closed an offering of our common stock pursuant to which we sold 28,000,000 shares of common stock, at a purchase price of $0.25 per share. After deducting underwriting commissions and other offering expenses, we received net proceeds of $5,472,791.

The net cash provided by financing activities for the year ended September 30, 2022 was primarily related to (i) proceeds from the issuance of common stock for the exercise of warrants of $838,000; (ii) proceeds from the issuance of common stock for the exercise of stock option grants of $27,000; issuance of common stock for NYSE uplisting, net of expenses of $7,425,000; and offset by the repayment of notes payable- PPP loans of $179,000. On September 20, 2022, we completed a public offering of our common stock pursuant to which we sold 4,140,000 shares of common stock, at a purchase price of $2.00. After deducting underwriting commissions and other offering expenses, we received net proceeds of $7,425,000.

Our contractual cash obligations as of September 30, 2023 are summarized in the table below:

		Less Than
Contractual Cash Obligations (1)	Total	1 Year
Operating leases	$134,633	$134,633
Convertible notes payable	2,255,066	2,255,066
	$2,389,699	$2,389,699

(1) Convertible notes payable includes $2,255,066 (excluding $506,865 adjustment for debt extinguishment accounting) that can be converted into common stock upon demand. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID” technologies. None of the expenditures are contractual obligations as of September 30, 2023.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies Involving Significant Estimates

The following discussion relates to critical accounting policies for our Company which involve significant estimates. The preparation of financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue Recognition. We determine revenue recognition from contracts with customers through the following steps:

•	identification of the contract, or contracts, with the customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of the revenue when, or as our company satisfies a performance obligation.

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. During the three months ended December 31, 2021, we generated revenue from digital asset sales of NFTs. Our engineering team, using its research data, AI and proprietary algorithms, produced NFTs in the form of digital art. The NFTs produced had no recorded cost basis. The Company does not expect future activity or revenue from that source.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of September 30, 2023 and 2022 are based upon the short-term nature of the assets and liabilities.

We have a money market account which is considered a level 1 asset. The balance as of  September 30, 2023 and 2022 was $7,836,393 and $11,821,931, respectively.

Derivative Financial Instruments. Pursuant to ASC 815 “Derivatives and Hedging”, we evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. We then determine if embedded derivative must be bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, we use a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. We determined that the conversion features for purposes of bifurcation within convertible notes payable issued during 2020 and 2021 were immaterial and as of September 30, 2023 all such convertible notes have been converted to common stock.

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

Convertible Securities. Based upon ASC 815-15, we have adopted a sequencing approach regarding the application of ASC 815-40 to convertible securities to determine if an instrument should be accounted for as equity or a liability. We will evaluate our contracts based upon the earliest issuance date.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2023 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2023.

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

c) Changes in Internal Control over Financial Reporting

During the year ended September 30, 2023, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2023 but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Director/ Executive Officer
Ronald P. Erickson	79	Chief Executive Officer, Chairman Of the Board of Directors and Director
Peter J. Conley	68	Chief Financial Officer and SVP Intellectual Property
William A. Owens	83	Director
Jon Pepper	72	Director
Ichiro Takesako	64	Director
John Cronin	68	Director
Timothy M. Londergan	50	Director
Larry K. Ellingson	77	Director

Set forth below is information regarding our directors and executive officers as of the date of this report.

Ronald P. Erickson.  Mr. Erickson was appointed as Chief Executive Officer in January 2023. Mr. Erickson previously served as our Chief Executive Officer from November 2009 to April 2018. He has served as Chairman of the Board from 2004 to 2011 and from 2015 to the present. A senior executive with more than 30 years of experience in the technology, telecommunications, software, and digital media industries, Mr. Erickson was the founder of our company. He is formerly Chairman, CEO and Co-Founder of Blue Frog Media, a mobile media and entertainment company; Chairman and CEO of eCharge Corporation, an Internet-based transaction procession company; Chairman, CEO and Co-founder of GlobalTel Resources, a provider of telecommunications services; Chairman, Interim President and CEO of Egghead Software, Inc., a software reseller where he was an original investor; Chairman and CEO of NBI, Inc.; and Co-founder of MicroRim, Inc., the database software developer. Earlier, Mr. Erickson practiced law in Seattle and worked in public policy in Washington, DC and New York, NY. Additionally, Mr. Erickson has been an angel investor and board member of a number of public and private technology companies. In addition to his business activities, Mr. Erickson was  Chairman and a member of the Board of Trustees from 2010 to 2021 of Central Washington University where he received his BA degree. He also holds an MA from the University of Wyoming and a JD from the University of California, Davis. He is licensed to practice law in the State of Washington. Mr. Erickson is our founder and was appointed as a director because of his extensive experience in developing technology companies.

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

William A. Owens. Admiral Owens has served as an independent director since May 2018. William A. Owens is the co-founder and executive chairman of Red Bison Technology Group, a company which installs and operates high speed telecoms networks and technology in large office buildings. He is the Chairman of Visionary Vehicles which is building a series of automobiles focused on electric and hydrogen powered cars, Kyrrex which is a successful and growing Crypto Currency Exchange operating in Europe, and Massif, an electric bicycle company.  Owens serves on the board of directors of the Public Companies, Siply, Know Labs, and Compass, and is a director of the private companies: TruU, Tethr, ViruSight, Prism, Steel Grove, JennyCo, Axxess Capital, Versium, and Viome.  Owens was the chairman of the board of CenturyLink Telecom (now Lumen), the third largest telecommunications company in the United States and SAP USA. Owens is on the board of trustees of Seattle University, and the Fiscal Responsibility Amendment (CFFRA) Association which aims to establish a balanced budget amendment to the US Constitution. He is a member of the Council of Foreign Relations. He is the Founder and senior General on a China US forum to bring 4 star generals together for China US cooperation.  He is a Senior Fellow at Stimson Institute.

From 2007 to 2015, Owens was the Chairman and Senior Partner of AEA Investors Asia, a private equity firm located in Hong Kong, and Vice Chairman of the NYSE for Asia. Owens also served as the Chairman of Eastern Airlines. He has served on over 25 public boards including Daimler, British American Tobacco, Telstra, Nortel Networks, and Polycom.

Owens was the CEO of Nortel, a fortune 500 company, the CEO/Chairman of Teledesic, a Bill Gates/Craig McCaw company bringing worldwide broadband through an extensive satellite network and was the President of Science Applications International Corporation (SAIC). He also served on the boards of the not-for-profit organizations; Fred Hutchinson Cancer Research Center, Carnegie Corporation of New York, Brookings Institution, East West Institute, and RAND Corporation.

Owens is a retired four-star US Navy Admiral. He was Vice Chairman of the Joint Chiefs of Staff, the second-ranking United States military officer in the US, with responsibility for reorganizing and restructuring the armed forces in the post- Cold War era. He is widely recognized for bringing commercial high-grade technology into the Department of Defense for military applications. Owens was the architect of the Revolution in Military Affairs (RMA), an advanced systems technology approach to military operations, the most significant change in the system of requirements, budgets and technology for the four armed forces since World War II. Owens was Commander of the U.S. Sixth Fleet from 1990 to 1992, which included Operation Desert Storm. Owens also served as the deputy Chief of Naval Operations for Resources and Requirements. Owens was the Senior Military Assistant to two Secretaries of Defense (Cheney and Carlucci) and served in the Office of Program Appraisal for the Secretary of the Navy. He began his military career as a nuclear submariner. He served on four strategic nuclear-powered submarines and three nuclear attack submarines, including tours as Commanding Officer of the USS Sam Houston, USS Michigan, and USS City of Corpus Christi.

Owens is a 1962 honor graduate of the United States Naval Academy in mathematics, holds bachelor’s and master’s degrees in politics, philosophy and economics from Oxford University, and a master’s degree in management from George Washington University. He has written more than 50 articles on national security and authored the book “High Seas.”.  His book, “Lifting the Fog of War,” was published in April 2000 with a revision published in Mandarin in 2009. And his book “China-US 2039: The Endgame?” was published in 2019 in both English and Mandarin.

Owens has received numerous recognitions and awards: the “Légion d’Honneur” by France, and the highest awards given to foreigners by the countries of Indonesia and Sweden. He was named as one of The 50 Most Powerful People in Networking by Network World, one of the 100 Best Board Members in the United States for 2011 and again in 2016 awarded by NACD, and the Intrepid Salute Award in recognition of his business achievements and support of important philanthropic activities. Owens is active in philanthropy to foster Chinese – American relations including dialogues between the most senior retired officers in the United States and Chinese militaries. He is a North Dakota’s Roughriders recipients, the award given annually to the most prominent North Dakotans. Admiral Owens was appointed as a director of Know Labs because of his financials and governance skills.

Jon Pepper. Mr. Pepper has served as an independent director since April 2006. Mr. Pepper founded Pepcom, a company that become the industry leader at producing press-only technology showcase events around the country and internationally, in 1980. He sold his stake in the corporation and retired as a partner at the end of 2018. Prior to that, Mr. Pepper started the DigitalFocus newsletter, a ground-breaking newsletter on digital imaging that was distributed to leading influencers worldwide. Mr. Pepper has been closely involved with the high technology revolution since the beginning of the personal computer era. He was formerly a well-regarded journalist and columnist. His work on technology subjects appeared in The New York Times, Fortune, PC Magazine, Men’s Journal, Working Woman, PC Week, Popular Science and many other well-known publications. Mr. Pepper was educated at Union College in Schenectady, New York and the Royal Academy of Fine Arts in Copenhagen. He continues to be active in non-profit work and private company boards and in 2017 founded Mulberry Tree Films, a non-profit that supports independent high-quality documentary films and other publishing and creative projects that are oriented toward increasing the understanding of human potential and creativity. Mulberry Tree funded and produced the acclaimed documentary, “The Gates of Shinto” and is currently at work on additional projects. Mr. Pepper was appointed as a director because of his marketing skills with technology companies. Mr. Pepper was appointed as a director because of his marketing skills with technology companies.

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

John Cronin. Mr. Cronin  has served as an independent director since November 2023. Mr. Cronin is an experienced inventor and intellectual property strategist. Mr. Cronin is Chairman and CEO of ipCapital Group, Inc. (“ipCG”), a globally recognized IP strategy consulting firm founded in 1998, offering more than 45 different services. Mr. Cronin has authored greater than 1,600 patents and applications across hundreds of technology spaces, leveraging the ipCapital Methodology. Before forming ipCG, Mr. Cronin spent over 17 years at IBM and became its top inventor with over 100 patents and 150 patent publications. He created and ran the IBM Patent Factory, which was essential in helping IBM become number one in US patents and led the team that contributed to the startup and success of IBM’s licensing program. Mr. Cronin is also the Chair of the Board of Directors of AdrenalineIP, Chairman of IX-Innovations, and is the Founder of HarvestWeb, a 501(c)3 charitable organization that provides an easy online way to make donations to food pantries. Mr. Cronin previously served on the board of directors of HopTo Inc. (OTC: HPTO) from 2014 to September 2018, and ImageWare® Systems, Inc. (OTCQB: IWSY) from 2012 until April 2020.

Mr. Cronin has a B.S. (E.E.), an M.S. (E.E), and a B.A. degree in Psychology from the University of Vermont. As of the year ended September 30, 2023, we have paid ipCapital Group approximately $713,000 in professional fees.

Timothy M. Londergan, Ph.D. Mr. Londergan has served as an independent director since November 2023.  Mr. Londergan is a creative and results oriented business executive with 20 years of experience with early-stage technology companies. In May 2020, Mr. Londergan founded Tangibly, Inc., a company focused on helping companies manage their most valuable assets, trade secrets, through an innovative AI platform that can analyze patents and predict related trade secrets. Mr. Londergan continues to act as CEO of Tangibly, Inc. From May 2017-2021, Mr. Londergan founded and was CEO of WaveFront Venture Labs Pte Ltd, focused on helping leading Fortune 100 corporations incubate new companies based on highly promising, yet currently dormant technologies and was developing a platform to systematically evaluate and extract the most promising technologies trapped inside these companies and create paths to market for them via new company formation. WaveFront was acquired by Boustead Securities in 2021. From January 2018 to June 2020, Mr. Londergan was co-founder and CEO of Operem, Inc., a company that created blockchain based tools for managing intangible assets and was acquired by Abaxx. Mr. Londergan was recently named IAM 300 World’s Leading IP Strategist 2023.

Mr. Londergan has 30+ issued patents, 20+ applications along with over 20 publications in peer reviewed journals and conference proceedings.

Mr. Londergan holds a Ph.D. in Organic Chemistry, 1998, from the University of Southern California and a B.S. in Chemistry, 1995, from St. Bonaventure University.

Larry K. Ellingson. Mr. Ellingson has served as an independent director since November 2023.  Mr. Ellingson holds a BS, Pharmacy, from North Dakota State University (NDSU), Fargo, North Dakota and an Executive MBA from Babson College, Babson Park, Massachusetts. From April 23, 2019 to present, Mr. Ellingson has served as a member of Know Labs advisory board. From 2013 to present, Mr. Ellingson is Co-Founder of the Diabetes Leadership Council and Vice Chair Global initiatives. Since 2006 to present, Mr. Ellingson has been President of Global Diabetes Consulting LTD.

Mr. Ellingson retired from Eli Lilly and Company in May 2001 after having been involved as a leader of global diabetes for Lilly for more than half of his career. He has held several other positions at Lilly including Director of Pharmaceutical New Product Planning for gastrointestinal, skeletal, endocrine and infectious diseases, along with responsibility for marketed products in those areas in the late 1980’s.

Mr. Ellingson continues to remain active with committee work and board positions for a multitude of organizations, among them are NDSU, Research Park, International Diabetes Federation, Academy of Nutrition and Dietetics, Nurse Practitioners Healthcare Foundation and the American Diabetes Association®. His contributions to the Association have been abundant and far-reaching and have spanned over 20 years. He has held numerous positions within the Association such as member of the Industry Advisory, Strategic Marketing Task Force, Strategic Planning Task Force, Big Ticket Task Force, Pinnacle Society and the Income Development Committee. He has been Chair or Vice Chair for an equally extensive list of bodies within the Association including the Board of Directors, Fundraising Committee, Executive Committee and Nominating Committee. He has unquestionably been a positive force and an integral part of mission delivery.

Mr. Ellingson has been honored several times for his achievements in his field. He was honored by being the first and only non–scientist to receive Eli Lilly’s President’s Award and the Lilly Research Award for contributions to diabetes research. In 2001, Eli Lilly created the Ellingson Legacy Award to honor those who provide outstanding service to the customer. Ellingson was the first recipient of the award. The ADA, Indiana affiliate awarded Mr. Ellingson the J.K. Lilly Award in 2004 for his contributions & service to the field of diabetes. NDSU awarded him the highest honor in 2007, naming him An Outstanding Alumni of the Year for his contributions to the field and to the University. The American Diabetes Association® recognized Mr. Ellingson in 2006 with the Charles H. Best Medal for Outstanding Service for his exceptional contributions as Chair of the Board. The ADA recognized Mr. Ellingson with the prestigious Wendell Mayes Jr. Award in 2013 for his long-term service in diabetes. Mr. Ellingson received an Honorary Membership in 2020 to the Academy of Nutrition and Dietetics for his contributions to the Academy. He continues to be engaged in diabetes programs and projects through the Diabetes Leadership Council which he cofounded in 2013.

Term of Office

Our directors currently have terms which will end at our next annual meeting of stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board.

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

Corporate Governance

The Board’s Role in Risk Oversight

Our Board oversees that the assets of our company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board’s oversight of the various risks facing our company. In this regard, our Board seeks to understand and oversee critical business risks. Our Board does not view risk in isolation.  Risks are considered in virtually every business decision and as part of our business strategy. Our Board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve our objectives.

While the Board oversees risk management, company management is charged with managing risk. Management communicates routinely with the Board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our Board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration; however, much of the work is delegated to committees, which will meet regularly and report back to the full Board. The audit committee oversees risks related to our financial statements, the financial reporting process, accounting and legal matters, the compensation committee evaluates the risks and rewards associated with our compensation philosophy and programs, and the nominating and corporate governance committee evaluates risks associated with management decisions and strategic direction.

Attendance at Annual Meetings of Stockholders

We expect that all of our Board members will attend our annual meetings of stockholders in the absence of a showing of good cause for failure to do so and all attended our 2023 annual meeting of stockholders in person or by telephone.

Board Meetings and Committees

During our last fiscal year, each of our directors attended at least 75% of the aggregate of (i) the total number of Board meetings and (ii) the total number of meetings of the committees on which the director served.

Independent Directors

NYSE American’s rules generally require that a majority of an issuer’s board of directors must consist of independent directors. Our board of directors currently consists of seven (7) directors, six (6) of whom, Messrs. Owens, Pepper, Takesako, Cronin, Londergan, and Ellingson, are independent within the meaning of NYSE American rules.

Committees of the Board of Directors

Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee, each with its own charter approved by the Board. Each committee’s charter is available on our website at www.knowlabs.co. In addition, our Board may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our Board.

Audit Committee

William A. Owens, Jon Pepper and Tim Londergan, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and NYSE American’s rules, serve on our audit committee, with Mr. Pepper serving as the chairman. Our Board has determined that Mr. Owens qualifies as an “audit committee financial expert” as defined by applicable SEC rules. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of the Company.

The audit committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the Board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and principal financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; and (viii) reviewing and assessing annually the audit committee’s performance and the adequacy of its charter. The audit committee is also responsible for preparing a report to be included with this Proxy Statement. Our audit committee met 4 times during the last fiscal year.

Compensation Committee

William A. Owens, John Cronin and Jon Pepper, each of whom satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act and NYSE American’s rules, serve on our compensation committee, with Mr. Owens serving as the chairman. The members of the compensation committee are also “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the Board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

The compensation committee is responsible for, among other things: (i) reviewing and approving the remuneration of our executive officers; (ii) making recommendations to the Board regarding the compensation of our independent directors; (iii) making recommendations to the Board regarding equity-based and incentive compensation plans, policies and programs; and (iv) reviewing and assessing annually the compensation committee’s performance and the adequacy of its charter. Our compensation committee met 4 times during the last fiscal year.

No member of our compensation committee is or has been our current or former officer or employee. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of our compensation committee during the fiscal year ended September 30, 2023.

Nominating and Corporate Governance Committee

Larry K. Ellingson, Jon Pepper and Ichiro Takesako, each of whom satisfies the “independence” requirements of NYSE American’s rules, serve on our nominating and corporate governance committee, with Mr. Ellingson serving as the chairman. The nominating and corporate governance committee assists the Board in selecting individuals qualified to become our directors and in determining the composition of the Board and its committees.

The nominating and corporate governance committee is responsible for, among other things: (i) identifying and evaluating individuals qualified to become members of the Board by reviewing nominees for election to the Board submitted by stockholders and recommending to the Board director nominees for each annual meeting of stockholders and for election to fill any vacancies on the Board; (ii) advising the Board with respect to Board organization, desired qualifications of Board members, the membership, function, operation, structure and composition of committees (including any committee authority to delegate to subcommittees), and self-evaluation and policies; (iii) advising on matters relating to corporate governance and monitoring developments in the law and practice of corporate governance; (iv) overseeing compliance with our code of ethics; and (v) approving any related party transactions.

The nominating and corporate governance committee’s methods for identifying candidates for election to our Board (other than those proposed by our stockholders, as discussed below) include the solicitation of ideas for possible candidates from a number of sources – members of our Board, our executives, individuals personally known to the members of our Board, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors: (i) the candidate’s judgment, skill, and experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other Board members; (iii) the extent to which the candidate would be a desirable addition to the Board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate’s ability to contribute to the effective management of the Company, taking into account the needs of the Company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate.

A stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice and information provisions contained in our Bylaws. Such notice must be received in writing to our Company not later than the close of business fourteen (14) days nor earlier than the close of business eighty (80) days prior to the first anniversary of the preceding year’s annual meeting; provided, however, that if less than twenty-one (21) days’ notice of the meeting is given to stockholders, such writing shall be received by the Secretary of the Corporation not later than the close of the seventh (7th) day following the day on which notice of the meeting was mailed to stockholders.  In addition, stockholders furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of stockholders entitled to vote at such meeting.

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

Communication with our Board of Directors

Our stockholders and other interested parties may communicate with our Board of Directors by sending written communication in an envelope addressed to “Board of Directors” in care of the Secretary, 500 Union Street, Suite 810, Seattle, Washington 98101.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to us.

Based solely on a review of copies of reports furnished to us, as of September 30, 2023 our executive officers, directors and 10% holders complied with all filing requirements except as follows:

10% Stockholders-

Todd Baszucki filed a Form 4 on October 25, 2023 that was required to be filed on October 3, 2023.

Todd Baszucki filed a Form 13D on October 25, 2023 that was required to be filed on September 25, 2023.

Phillip A. Bosua-

Filed a Form 4 on February 14, 2023 that was required to be filed on January 25, 2023.

Phillip A. Bosua has not filed required Form 4’s and Form 13D related to the disposal of shares.

William A. Owens-

Filed a Form 4 on May 22, 2023 that was required to be filed on May 18, 2023.

Ichiro Takesako-

Filed a Form 4 on April 10, 2023 that was required to be filed on February 17, 2023.

Filed a Form 4 on April 20, 2023 that was required to be filed on March 27, 2023.

Jon Pepper-

Filed a Form 4 on April 10, 2023 that was required to be filed on February 17, 2023.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended September 30, 2023 and 2022

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons (our “named executive officers”) for services rendered in all capacities during the years ended September 30, 2023 and September 30, 2022, respectively. The Company meets the requirements of a “smaller reporting company” and has utilized the scaled reporting requirements available to qualifying companies. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

							All
					Stock	Option	Other
			Salary	Bonus	Awards	Awards	Compensation	Total
Name	Principal Position		($)	($)	($)	($) (4)	($)	($)
Ronald P. Erickson (1)	Chief Executive Officer and Chairman of the Board	Fiscal year 2023	$371,083	$-	$-	$551,569	$173,885	$1,096,537
		Fiscal year 2022	$474,475	$-	$-	$1,748,231	$-	$2,222,706

Phillip A. Bosua (2)	Former Chief Executive Officer	Fiscal year 2023	$519,583	$-	$-	$181,715	$96,440	$797,738
		Fiscal year 2022	$1,437,926	$-	$-	$865,601	$91,500	$2,395,027

Peter J. Conley (3)	Chief Financial Officer and SVP Intellectual Property	Fiscal year 2023	$319,792	$-	$-	$244,750	$-	$564,542
		Fiscal year 2022	$110,000	$-	$-	$-	$-	$110,000

(1) During the years ended September 30, 2023 and 2022, the Compensation Committee and the Board compensated Ronald P. Erickson with a salary of $300,000 from April 1, 2021 to March 15, 2022 and $325,000 from March 15, 2022 to September 30, 2022. From December 14, 2022, Mr. Erickson has been compensated with an annual salary of $375,000. An entity affiliated with and controlled by  Mr. Erickson, J3E2A2Z LP, was paid interest of $173,855 during the year ended September 30, 2023. Mr. Erickson was paid deferred compensation of $165,000 during the year ended September 30, 2022, respectively. See “Outstanding Equity Awards at Year-End” for a discussion of option award compensation.

(2) Mr. Bosua resigned from the Board of Directors and from his position as Chief Executive Officer on January 23, 2023. Mr. Bosua is party to a Separation and Release Agreement with the Company, pursuant to which he was entitled to receive severance payments. Such payments are described in greater detail below under “Employment and Separation Agreements.” During the years ended September 30, 2023 and 2022, the Compensation Committee and the Board compensated Phillip A. Bosua at an annual salary of $350,000 from April 1, 2021 to January 23, 2023. Mr. Bosua was also paid $400,000 in severance and $96,440 in rent and other costs during the year ended September 30, 2023. Mr. Bosua was paid $1,097,928 in compensation and $91,500 in rent expenses for services provided to AI Mind, a wholly owned subsidiary of the Company, in connection with the development of NFT sales for the year ended September 30, 2022. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Digital Asset Sales” and Note 4 to the Notes to our Consolidated Financial Statements, See “Outstanding Equity Awards at Year-End” for a discussion of option award compensation.

(3) Mr. Peter J. Conley has served as our Chief Financial Officer and SVP Intellectual Property since May 2022. During the year ended September 30, 2022, the Compensation Committee and the Board compensated Mr. Conley with an annual salary of $300,000 from May 20, 2022 to September 30, 2022. From December 14, 2022 to September 30, 2023, Mr. Conley has been compensated with an annual salary of $325,000. See “Outstanding Equity Awards at Year-End” for a discussion of option award compensation.

(4)  These amounts reflect the aggregate grant date fair value of awards granted in the fiscal year ended September 30, 2022, as required by Regulation S-K Item 402(n)(2), computed in accordance with the FASB Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). All assumptions made in the valuations are contained and described in footnote 8 to the Company’s financial statements for Fiscal 2023 contained in this Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The amounts shown in the table reflect the total fair value on the date of the grant.

Employment Agreements

On April 10, 2018, we entered into an amended employment agreement for Ronald P. Erickson which amends our employment agreement with him dated July 1, 2017. The employment agreement provides for a base salary of $180,000 per year, which was increased to $215,000 from May 1, 2020 to March 31, 2021, to $300,000 from April 1, 2021 to March 15, 2022 and to $325,000 from March 15, 2022 to September 30, 2022. From December 14, 2022, Mr. Erickson has been compensated with an annual salary of $375,000. Mr. Erickson will be entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. The employment agreement is for an initial term of 12 months (subject to earlier termination) and will be automatically extended for additional 12-month terms unless either party notifies the other party of its intention to terminate the employment agreement at least ninety (90) days prior to the end of the initial term or renewal term. If we terminate Mr. Erickson’s employment at any time prior to the expiration of the term without cause, as defined in the employment agreement, or if Mr. Erickson terminates his employment at any time for “good reason” or due to a “disability,” Mr. Erickson will be entitled to receive (i) his base salary amount for one year; and (ii) medical benefits for eighteen months. On January 23, 2023, the Board appointed Mr. Erickson our Chief Executive Officer. Mr. Erickson was appointed to serve until his successor is duly elected.

On April 10, 2018, we entered into an employment agreement with Phillip A. Bosua reflecting his appointment as Chief Executive Officer. The employment agreement provided for a base salary of $225,000 per year, which was increased to $260,000 from May 1, 2020 to March 31, 2021 and to $350,000 from April 1, 2021 to January 23, 2023. Mr. Bosua also received 500,000 shares of common stock valued at $0.33 per share and was entitled to bonuses and equity awards at the discretion of the Board or a committee of the Board. Mr. Bosua was entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. The employment agreement was for an initial term of 12 months (subject to earlier termination) and was automatically extended for additional 12-month terms unless either party notified the other party of its intention to terminate the employment agreement at least ninety (90) days prior to the end of the initial term or renewal term. If we  terminated Mr. Bosua’s employment at any time prior to the expiration of the term without cause, as defined in the employment agreement, or if Mr. Bosua terminated his employment at any time for “good reason” or due to a “disability,” Mr. Bosua was entitled to receive (i) his base salary amount for one year; and (ii) medical benefits for eighteen months.

On January 23, 2023, Mr. Bosua resigned from the Board and from his position as our Chief Executive Officer.  In connection with his resignation, we entered into a Separation and Release Agreement (the “Separation Agreement”) with Mr. Bosua containing customary terms and mutual releases, pursuant to which Mr. Bosua is entitled receive a $400,000 severance payment and benefits pursuant to his prior employment agreement. Pursuant to the Separation Agreement, Mr. Bosua’s outstanding stock options ceased vesting as of January 23, 2023, and all vested stock options remain exercisable through January 23, 2024. Mr. Bosua has been engaged as a consultant to the Company for a period of one year at a rate of $10,000 per month. Mr. Bosua also entered into a lock up and leak out agreement with respect to 3,005,000 common shares owned by Mr. Bosua and shares issuable upon exercise of his vested option awards. During the period commencing March 17, 2023 through March 17, 2024, Mr. Bosua may sell no more than 1,500,000 shares. During the period commencing April 1, 2024 through June 30, 2026, Mr. Bosua may sell no more than 375,000 shares per quarter (or 1,500,000 shares per year), unless the stock price of our common stock exceeds $5.00 per share on the NYSE American (the “Stock Price Threshold”), then Mr. Bosua may sell a maximum of 750,000 shares during any such quarter that the Stock Price Threshold is met. Notwithstanding the foregoing, any lock-up or leak-out restrictions are waived for any sales of shares from Mr. Bosua to Todd Baszucki.

On May 13, 2022, we entered into an employment agreement with Peter J. Conley reflecting his appointment as our Chief Financial Officer and Senior Vice President, Intellectual Property. The employment agreement provides for a base salary of $300,000. From December 14, 2022 to September 30, 2023, Mr. Conley has been compensated with an annual salary of $325,000, Mr. Conley may also be entitled to bonuses from time to time as determined by our Board or our compensation committee in their sole discretion. Mr. Conley is eligible to participate in all our employee benefit plans, policies and arrangements that are applicable to other executive officers, as such plans, policies and arrangements may exist or change from time to time at our discretion. We will reimburse Mr. Conley for reasonable travel, entertainment and other expenses he incurs in the furtherance of his duties under the employment agreement. The employment agreement is at will, meaning either we or Mr. Conley may terminate the employment relationship at any time, with or without cause, upon written notice to the other party. The employment agreement provides for severance pay equal to 12 months of then-in-effect base salary if Mr. Conley is terminated without “cause” or voluntarily terminates his employment for “good reason,” as defined in the employment agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended September 30, 2023.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	Exercisable	Unexerciseable	Price	Expiration
Name	(#)	(#)	($) (4)	Date

Ronald P. Erickson (1)	1,200,000	-	$1.10	11/4/2024
	-	1,865,675	$1.53	12/15/2025
	266,525	1,599,150	$1.53	12/15/2025
	2,000,000	-	$1.53	12/15/2025
	437,500	562,500	$2.09	12/16/2026
	187,500	812,500	$1.41	12/14/2027

Phillip A. Bosua (2)	1,000,000	-	$1.28	1/23/2024
	304,600	-	$1.53	1/23/2024
	325,000	-	$2.09	1/23/2024

Peter J. Conley (3)	312,500	687,500	$1.48	5/20/2027

(1) On November 4, 2019, we granted a stock option grant to Ronald P. Erickson for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vested upon uplisting to the NASDAQ or NYSE exchanges. Our common stock began trading on NYSE American under the symbol “KNW” on September 16, 2022 and we expensed $1,207,200 during the year ended September 30, 2022. On December 15, 2020, we issued a stock option grant to Ronald P. Erickson for 1,865,675 shares at an exercise price of $1.53 per share. The stock option grant expires in five years. The grant vests in increments if the market capitalization of our commons stock exceeds for 20 consecutive trading days starting at $100 million to $1 billion.  We estimated at grant date the fair value of these options at approximately $520,869 which is being amortized over 5 years.  As of September 30, 2023 and 2022, we recorded an expense of $104,172 and a  cumulative expense of $186,657, respectively.  We are valuing this stock option using the Monte Carlo pricing model which included key assumptions of 100% stock volatility, five year life and no forfeitures. The stock option grant was not vested as of September 30, 2023 and 2022. On December 15, 2020, we issued an additional stock option grant to Ronald P. Erickson for 1,865,675 shares at an exercise price of $1.53 per share. The stock option grant expires in five years. Our common stock began trading on NYSE American under the symbol “KNW” on September 16, 2022 and we expensed $263,593 during the year ended September 30, 2022. The stock option grants vest when earned based on certain performance criteria. On December 15, 2020, we issued a fully vested warrant to Ronald P. Erickson for 2,000,000 shares of common stock. The five year warrant is exercisable for cash or non-cash at $1.53 per share and was valued using a Black-Scholes model at $1,811,691. On December 16, 2021, we issued a stock option grant to Ronald P. Erickson for 1,000,000 shares at an exercise price of $2.09 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years. On December 14, 2022, we issued a stock option grant to Ronald P. Erickson for 1,000,000 shares at an exercise price of $1.41 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

(2) On July 30, 2018, Mr. Bosua was awarded a stock option grant for 1,000,000 shares of our common stock that was awarded at $1.28 per share. The stock option grant vests quarterly over four years. The performance grant was not earned as of September 30, 2022. On November 4, 2019, we granted a stock option grant to Philip A. Bosua for 1,200,000 shares with an exercise price of $1.10 per share. The performance grant expires November 4, 2024 and vests upon FDA approval of the UBAND blood glucose monitor. On December 15, 2020, we issued a stock option grant to Phillip A. Bosua for 2,132,200 shares at an exercise price of $1.53 per share. The stock option grant expires in five years. The grant vested in increments if the market capitalization of our commons stock exceeds for 20 consecutive trading days starting at $100 million to $1 billion.  We estimated at grant date the fair value of these options at approximately $595,277 which is being amortized over 5 years.  As of September 30, 2023 and 2022, we recorded an expense of $37,370 and a cumulative expense of $231,321, respectively.  We are valuing this stock option using the Monte Carlo pricing model which included key assumptions of 100% stock volatility, five year life and no forfeitures. The stock option grant was not vested as of September 30, 2023 and 2022. On December 15, 2020, we issued another stock option grant to Phillip A. Bosua for 2,132,195 shares at an exercise price of $1.53 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria. Our common stock began trading on NYSE American under the symbol “KNW” on September 16, 2022 and we expensed $301,249 during the year ended September 30, 2022. On December 16, 2021, we issued a stock option grant to Phillip A. Bosua for 1,300,000 shares at an exercise price of $2.09 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years. On December 14, 2022, we issued a stock option grant to Philip A. Bosua for 1,250,000 shares at an exercise price of $1.41 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

Mr. Bosua resigned from the Board of Directors and from his position as Chief Executive Officer on January 23, 2023. Pursuant to the Separation Agreement, as of January 23, 2023, all of Mr. Bosua’s outstanding stock options listed above ceased vesting as of January 23, 2023, and his vested stock options will remain exercisable until January 23, 2024.  Mr. Bosua forfeited stock option grants for 7,384,795 shares of common stock.

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

We maintain a 401(k) plan and/or other health and welfare benefit plans in which our NEOs are eligible to participate.

Potential Payments upon Termination or Change in Control

We have the following potential payments upon termination or change in control with Ronald P. Erickson:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 9/30/2023	on 9/30/2023	on 9/30/2023	on 9/30/2023	on 9/30/2023
Compensation:
Base salary (1)	$-	$-	$375,000	$375,000	$-
Performance-based incentive compensation	$-	$-	$-	$-	$-
Stock options (2)	$-	$-	$5,004,274	$5,004,274	$-

Benefits and Perquisites:
Health and welfare benefits (3)	$-	$-	$27,446	$27,446	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$5,406,720	$5,406,720	$-

(1)	Reflects a salary for twelve months.

(2)	Reflects the vesting of stock option grants-non cash.

(3)	Reflects the cost of medical benefits for eighteen months.

We have the following potential payments upon termination or change in control with Peter J. Conley:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 9/30/2023	on 9/30/2023	on 9/30/2023	on 9/30/2023	on 9/30/2023
Compensation:
Base salary (1)	$-	$-	$325,000	$325,000	$-

Performance-based incentive compensation	$-	$-	$-	$-	$-
Stock options (2)	$-	$-	$673,063	$673,063	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$998,063	$998,063	$-

(1)	Reflects a salary for twelve months.

(2)	Reflects the vesting of stock option grants- non cash,

Director Compensation

Our independent non-employee directors are primarily compensated with stock option grants and stock grants to attract and retain qualified candidates to serve on the Board, in addition to a $12,500 cash retainer in consideration of board services. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to our Company as well as the skill-level required by our members of the Board.

The table below sets forth the compensation paid to our non-employee directors during the fiscal year ended September 30, 2023. Ronald P. Erickson and Phillip A. Bosua did not receive any compensation for their services as directors. The compensation disclosed in the Summary Compensation Table above represents the total compensation for Mr. Erickson and Mr. Bosua.

	Stock	Option	Fees
Name	Awards	Awards (4)	Earned	Total
Jon Pepper (1)	$-	$15,980	$12,500	$28,480
Ichiro Takesako (2)	-	15,980	12,500	28,480
William A. Owens (3)	-	-	12,500	12,500

Total	$-	$31,960	$37,500	$69,460

(1)

The stock option grant for 20,000 shares of common stock was issued on February 15, 2023 to Mr. Pepper and was valued at the black scholes value of $0.799 per share. Mr. Pepper was paid $12,500 for board services. As of September 30, 2023, Mr. Pepper has stock option grants for 77,500 shares of common stock and warrants to purchase common stock of 40,000 shares.

(2)

The stock option grant for 20,000 shares of common stock was issued on February 15, 2023 to Mr. Takesako and was valued at the black scholes value of $0.799 per share. Mr. Takesako was paid $12,500 for board services. As of September 30, 2023, Mr. Takesako has stock option grants for 77,500 shares of common stock and warrants to purchase common stock of 40,000 shares.

(3)	Mr. Owens was paid $12,500 for board services. As of September 30, 2023, Mr. Owens has stock option grants for 0 shares of common stock and warrants to purchase common stock of 40,000 shares.

(4)

These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718. All assumptions made in the valuations are contained and described in footnote 8 to the Company’s financial statements for Fiscal 2023 contained in this Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The amounts shown in the table reflect the total fair value on the date of grant and do not necessarily reflect the actual value, if any, that may be realized by the listed executives.

Mr. Cronin, Mr. Londergan, and Mr. Ellingson were each appointed as directors in November 2023, as such they received no compensation as directors in the year ended September 30, 2023.

2021 Equity Incentive Plan

On August 12, 2021, we established the Know Labs, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which was adopted by our stockholders on October 15, 2021. The following summary briefly describes the principal features of the 2021 Plan and is qualified in its entirety by reference to the full text of the 2021 Plan, which is filed as an exhibit to this report.

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

Shares Available Under the 2021 Plan: 20,000,000 shares of our common stock were originally authorized as the maximum number of shares of our common stock that may be delivered to participants under the 2021 Plan, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. This number was increased to 22,000,000 shares of common stock as of January 1, 2022 as a result of the automatic share reserve increase discussed below.  Shares subject to an award under the 2021 Plan for which the award is canceled, forfeited or expires again become available for grants under the 2021 Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the 2021 Plan. As of the date of this report, all shares remain available for issuance under the 2021 Plan. The 2021 Plan also authorizes for issuance the sum of (A) any shares of our common stock that, as of the date of stockholder approval of the 2021 Plan, have been reserved but not issued pursuant to any awards granted under our 2011 Stock Incentive Plan and (B) any shares of our common stock subject to stock options or similar awards granted under our 2011 Stock Incentive Plan that, after the date of stockholder approval of the 2021 Plan, expire or otherwise terminate without having been exercised in full and shares of our common stock issued pursuant to awards granted under our 2011 Stock Incentive Plan that are forfeited to or repurchased by us, with the maximum number of shares of our common stock to be added to the 2021 Plan pursuant to clause (B) equal to 7,592,825.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 30, 2023 for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our company, 500 Union Street, Suite 810, Seattle, WA 98101.

Name of Beneficial Owner	Amount	Percentage
Directors and Officers-
Ronald P. Erickson (3)	12,210,540	13.4%
Peter J. Conley (4)	322,500	0.4%
William A. Owens (5)	852,703	1.1%
Jon Pepper (6)	510,500	0.6%
Ichiro Takesako (7)	137,500	0.2%
All executive officers and directors (5 persons)	14,033,743	13.6%

* Less than 1%

(1)

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of September 30, 2023 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

(2)	Based on 80,358,463 shares of common stock issued and outstanding as of September 30, 2023.

(3)

Consists of (i) 1,488,085 shares of shares of our common stock beneficially owned by Ronald P. Erickson or entities controlled by Mr. Erickson, (ii) 2,091,525 shares of our common stock issuable upon the exercise of options exercisable within 60 days, (iii) 3,894,666 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days, and (iv) 4,736,264 shares of our common stock issuable upon the conversion of convertible notes that are convertible within 60 days.

(4)	Consists of (i) 10,000 shares of our common stock held directly by Peter Conley and (ii) 312,500 shares of our common stock issuable upon the exercise of options exercisable within 60 days.

(5)

Consists of (i) 812,703 shares of our common stock held directly by William A Owens and (ii) 40,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days.

(6)

Consists of (i) 393,000 shares of our common stock held directly by Jon Pepper, (ii) 77,500 shares of our common stock issuable upon the exercise of options exercisable within 60 days and (iii) 40,000 shares of our common stock issuable upon the exercise of warrants exercisable within 60 days.

(7)

Consists of (i) 20,000 shares of our common stock held directly by Ichiro Takesako, (ii) 77,500 shares of our common stock issuable upon the exercise of options exercisable within 60 days and (iii) 40,000 shares of our common stock issuable upon the exercise of warrants exercisable within 60 days.

	Shares Beneficially Owned
	Amount	Percentage
Greater Than 5% Ownership

Clayton A. Struve (1)	20,064,855	20.3%
	Blocker at 4.99%

Todd Baszucki (2)	18,200,000	22.4%

Ronald P. Erickson (3)	12,210,540	13.4%

Phillip A. Bosua (4)	4,634,600	5.7%

(1)

Consists of (i) 1,402,784 shares of our common stock, (ii) 6,269,715 shares of our common stock issuable upon the exercise of warrants, (iii) 5,000,000 shares of our common stock issuable upon the conversion of our series C convertible preferred stock, (iv) 3,108,356 shares of our common stock issuable upon the conversion of our series D convertible preferred stock and (v) 4,284,000 shares of our common stock issuable upon the conversion of convertible notes; and excludes additional shares of preferred stock issuable as accreted preferred dividends pursuant to terms of the series C convertible preferred stock and series D convertible preferred stock. All of the warrants, series C convertible preferred stock, series D convertible preferred stock and convertible notes held by Mr. Struve are subject to a 4.99% blocker pursuant to which shares of our common stock may not be issued to the extent that such issuance would cause Mr. Struve to beneficially own more than 4.99% of our common stock. The address of Mr. Struve is 175 West Jackson Blvd., Suite 440, Chicago, IL 60604.

(2)

Includes (i) 17,200,000 shares of our common stock held directly by Todd Baszucki and (ii) 1,000,000 shares of our common stock issuable upon the exercise of warrants. The address for Mr. Baszucki is 395 Del Monte Center, Unit 306, Monterey, CA 93940.

(3)	See above for Ronald P. Erickson or entities controlled by Mr. Erickson.The address for Mr. Erickson is 500 Union Street, Suite 810, Seattle, WA 98101.

(4)

Consists of (i) 3,005,000 shares of shares of our common stock held directly by Phillip A. Bosua and (ii) 1,629,600 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days. The address for Mr. Bosua is 201 Galer, Unit 410, Seattle, WA 98109. Mr. Bosua resigned from the Board of Directors and from his position as Chief Executive Officer on January 23, 2023. Mr. Bosua is party to a Separation and Release Agreement with the Company, pursuant to which he was entitled to receive severance payments. Such payments are described in greater detail below under “Employment and Separation Agreements” and such amounts will be disclosed in the summary compensation table for the fiscal year ended September 30, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of September 30, 2023.

	(a)	(b)	(c)
Number of securities
remaining available
for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation
	exercise of outstanding	outstanding options,	plan (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plan approved by shareholders	14,506,158	$1.546	21,952,654
Equity compensation plans not approved by shareholders	-	-	-
Total	14,506,158	$1.546	21,952,654

On August 12, 2021, we established the 2021 Plan, which was adopted by our stockholders on October 15, 2021. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2021 Plan is 22,000,000 shares and all of these shares remained available for issuance as of September 30, 2023. See Item 11 “Executive Compensation—2021 Equity Incentive Plan” for a complete description of the 2021 Plan.

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

On December 7, 2022, we signed an Extension of Warrant Agreement with Clayton Struve, extending the exercise dates. We recorded interest expense of $194,019 during the year ended September 30, 2023 related to the extension of the warrants. We recorded the original value of warrants in equity and as such, we recorded the extension value as an expense with an offset to additional paid in capital.

Convertible Promissory Notes with Clayton A. Struve

We owe Clayton A. Struve, a significant stockholder, $1,301,005 under convertible promissory or OID notes. We recorded accrued interest of $94,062 and $86,562 as of September 30, 2023 and September 30, 2022, respectively. On December 7, 2022, we signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2023.  On September 15, 2023, the due dates on the notes was further extended to September 30, 2024. We expensed $230,005 as loss on debt extinguishment during the year ended September 30, 2023 related to the extension of the notes. We recorded in convertible note payable the incremental value related to the conversion feature and as such, we recorded the extension value as an expense with an offset to convertible note payable.

Series C and D Preferred Stock and Warrants

On August 5, 2016, we closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a yield of 8% and an ownership blocker of 4.99%. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the conversion price of the Series C Preferred Stock was adjusted to $0.25 per share pursuant to its certificate of designation. As of September 30, 2023, Mr. Struve owns all of the 1,785,715 issued and outstanding shares of Series C Preferred Stock.

As of September 30, 2023, Mr. Struve owns all of the 1,016,004 issued and outstanding shares of Series D Preferred Stock

On June 28, 2023, Mr. Struve converted $350,696 of accumulated Series D preferred stock dividends into 1,402,784 shares of our common stock.

On August 9, 2023, the Board authorized the Company to file a series of amendments to certain classes of preferred stock, the certificates of designation, and restatement of its articles of incorporation, as described below, each of which were filed with the Nevada Secretary of State effective August 11, 2023. See Item 5. Based upon the modified terms and conditions  of Series C and D certificates of designations, it was determined that Series C and D preferred dividends need to be accreted going forward. As of September 30, 2023, cumulative unpaid Series C and D totaled approximately $770,000 which converts to approximately 3,040,000  shares of common  stock. The value of the 3.0 million shares of common totaled $3,526,.,653 The Company recorded $3,526,353 in cumulative deemed dividends related to Series C and D Preferred Stock which have not been paid.

See “Description of Securities” for the terms of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock.

Transactions with Ronald P. Erickson

We owe Ronald P. Erickson and J3E2A2Z, an entity affiliated controlled by Ronald P. Erickson $1,460,926 under convertible promissory notes On March 16, 2018, we entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of our for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. We recorded accrued interest of $218,334 and $287,290 as of September 30, 2023 and September 30, 2022, respectively. On December 7, 2022, we approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to January 30, 2023. On January 25, 2023, we approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to September 30, 2023. On September 15, 2023, the due dates on the notes was further extended to September 30, 2024. We expensed $276,860 as loss on debt extinguishment during the year ended September 30, 2023 related to the extension of the notes. We recorded in convertible note payable the incremental value related to the conversion feature and as such, we recorded the extension value as an expense with an offset to convertible note payable.

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

On December 15, 2020, we issued a stock option grant to Ronald P. Erickson for 1,865,675 shares at an exercise price of $1.53 per share. The stock option grant expires in five years. The grant vests in increments if the market capitalization of our commons stock exceeds for 20 consecutive trading days starting at $100 million to $1 billion.  We estimated at grant date the fair value of these options at approximately $520,869 which is being amortized over 5 years.  As of September 30, 2023 and 2022, we recorded an expense of $104,172 and a  cumulative expense of $186,657, respectively. We are valuing this stock option using the Monte Carlo pricing model which included key assumptions of 100% stock volatility, five year life and no forfeitures. The stock option grant was not vested as of September 30, 2022.

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

On December 14, 2022, we issued a stock option grant to Ronald P. Erickson for 1,000,000 shares at an exercise price of $1.41 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

On January 19, 2023, we signed an Extension of Warrant Agreements with Ronald P. Erickson and an entity controlled by Mr. Erickson, extending the exercise dates from January 30, 2023 to January 30, 2024.

Mr. Erickson and/or entities with which he is affiliated also have expenses and interest of approximately $218,334 as of September 30, 2023, respectively.

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

On February 15, 2023, we issued stock option grants to two directors for a total of 50,000 shares at an exercise price of $1.24 per share. The stock option grant expires in five years. The stock option grants vested at issuance.

Mr. Cronin  has served as an independent director since November 2023. Mr. Cronin is an experienced inventor and intellectual property strategist. Mr. Cronin is Chairman and CEO of ipCapital Group, Inc. As of the year ended September 30, 2023, we have paid ipCapital Group approximately $713,000 in professional fees.

Indemnification

Our articles of incorporation provide that we will indemnify our directors and officers to the fullest extent permitted by Nevada law. In addition, we have Indemnification Agreements with the current Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit our financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended September 30, 2023, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged BPM LLP to perform an annual audit of our financial statements for the fiscal year ended September 30, 2023 and 2022. The following is the breakdown of aggregate fees for the last two fiscal years. Another tax firm prepares our tax returns.

	Year Ended	Year Ended
	September 30, 2023	September 30, 2022
Audit fees	$220,420	$166,285
Tax fees	-	-
All other fees	98,440	69,015
	$318,860	$235,300

 - “Audit Fees” are fees paid for professional services for the audit and quarterly reviews of our financial statements.

- “Audit-Related fees” are fees paid for professional services not included in audit fees.

- “Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns.

- “All other fees” related to the reviews of Registration Statements on Form S-1 and S-3.

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

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Restatement of the Articles of Incorporation, dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, field August 14, 2023)
3.2	Second Amended and Restated Bylaws, dated October 15, 2021, (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 7, 2021)
3.3	Amended and Restated Series C Certificate of Designation, dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023)
3.4	Third Amended and Restated Series D Certificate of Designation, dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023)
3.5	Series C Certificate of Correction of Know Labs, Inc., dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023)
3.6	Series D Certificate of Correction of Know Labs, Inc., dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023)
3.7	Certificate of Withdrawal of Series F Preferred Stock, dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023)
4.1†	Know Labs, Inc. 2021 Equity Incentive Plan (incorporated by reference to the Company’s Form S‑8 Filed December 10, 2021)
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

10.6†	Employment Agreement dated April 10, 2018 by and between Visualant, Incorporated and Phillip A. Bosua. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 21, 2018)
10.7†	Separation and Release Agreement dated January 23, 2023 by and between Know Labs, Inc. and Philip Bosua (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2023).
10.8†

Amended Employment Agreement dated April 10, 2018 by and between Visualant, Incorporated and Ronald P. Erickson. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 21, 2018)

10.9†	Employment Agreement dated May 13, 2022 by and between Know Labs, Inc. and Peter Conley. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed August 12, 2022)
10.10

Underwriting Agreement dated September 15, 2022 by and between Know Labs, Inc. and Boustead Securities, LLC. (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 21, 2022)

10.11

Common Stock Purchase Warrant issued by Know Labs, Inc. to Boustead Securities, LLC on September 20, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 21, 2022)

10.12

Extension of Warrant Agreement dated December 7, 2022 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 2022)

10.13

Extension of Warrant Agreement dated January 19, 2023 by and between Know Labs, Inc. and Ronald P. Erickson (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 23, 2023).

10.14	Extension of Warrant Agreement dated January 19, 2023 by and between Know Labs, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 23, 2023).
10.15

Amendment 10 dated September 15, 2023 to Convertible Redeemable Promissory Note dated January 31, 2018, by and between Know Labs, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 19, 2023).

10.16

Amendment 10 dated September 15, 2023 to Convertible Redeemable Promissory Note dated January 31, 2018, by and between Know Labs, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 19, 2023).

72

10.17

Amendment 9 dated September 15, 2023 to Senior Secured Convertible Redeemable Note dated September 30, 2016 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 19, 2023).

10.18

Amendment 9 dated September 15, 2023 to Senior Secured Convertible Redeemable Note dated August 14, 2017 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 19, 2023).

10.19

Amendment 9 dated September 15, 2023 to Senior Secured Convertible Redeemable Note dated December 12, 2017 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 19, 2023).

10.20

Amendment 8 dated September 15, 2023 to Senior Secured Convertible Redeemable Note dated February 28, 2018 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 19, 2023).

10.21

Underwriting Agreement, dated September 26, 2023, between Know Labs, Inc., Boustead Securities, LLC and The Benchmark Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2023).

10.22

Common Stock Purchase Warrant issued by Know Labs, Inc. to Boustead Securities, LLC on September 29, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2023).

10.23

Common Stock Purchase Warrant issued by Know Labs, Inc. to The Benchmark Company, LLC on September 29, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2023).

14.1	Code of Ethics dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
23.1*	Consent of BPM LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
99.2	Compensation Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
99.3	Nominations and Corporate Governance Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
97.1	Know Labs, Inc. Compensation Recovery Policy dated November 28, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 1, 2023)
21.1*	Subsidiaries of the Registrant.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith
†	Executive compensation plan or arrangement

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Know Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Know Labs, Inc. and its subsidiaries (the Company) as of September 30, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023 in conformity with the accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for the preferred convertible instruments

As described in Note 8 to the consolidated financial statements, during June 2023 the Company declared and issued approximately 1.4 million shares of common stock as a dividend to the Series D Preferred stock shareholder.  The Company also modified certain rights and obligations in the Series C and D Preferred Stock certificates of designation. The payment of these dividends and the modification of terms now obligate the Company to issue stock for the unpaid portion of the 8% cumulative dividend for both the Series C and D Preferred Stock. The Company recorded a deemed dividend for the value of unpaid portion of the 8% cumulative dividend. The unpaid stock dividend will be distributed in the future when certain terms and conditions are met and the shareholder requests receipt of such shares.  The common stock dividend issued to the Series D shareholder and the value of the unpaid 8% cumulative dividend for Series C and D Preferred Stock is treated as a deemed dividend and both result in an increase of the net loss to be allocated to the common shareholders.

The principal considerations for our determination that performing procedures related to the preferred convertible instruments is a critical audit matter are due to the impact it has on the net loss and calculation of earnings per share for common shareholders plus  the nature and extent of audit effort required to obtain sufficient appropriate audit evidence to address the risks of material misstatements related to the accuracy and valuation of deemed dividend after the Series C and D Preferred Stock terms and conditions were modified. The nature and extent of audit effort required to address the matter includes involvement of more experienced engagement team members and discussions related to the matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included reviewing the modified agreements and determining the impact such changes had on shareholders equity and the loss allocated to common shareholders.  Our procedures also included reviewing the calculation for dividend accretion and recognition of a deemed dividend.

/s/ BPM LLP

We have served as the Company’s auditor since October 2019

Walnut Creek, California

December 19, 2023

KNOW LABS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	September 30, 2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,023,716	$12,593,692
Total current assets	8,023,716	12,593,692

PROPERTY AND EQUIPMENT, NET	81,325	862,977

OTHER ASSETS
Other assets	15,766	13,767
Operating lease right-of-use asset	145,090	287,930

TOTAL ASSETS	$8,265,897	$13,758,366

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$1,292,861	$526,968
Accrued expenses	94,062	462,940
Accrued expenses - related parties	218,334	348,264
Convertible notes payable, net	2,761,931	2,255,066
Current portion of operating lease right-of-use liability	154,797	215,397
Total current liabilities	4,521,985	3,808,635

NON-CURRENT LIABILITIES:
Operating lease right-of-use liability, net of current portion	-	87,118
Total non-current liabilities	-	87,118

COMMITMENTS AND CONTINGENCIES (Note 11)	-	-

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value, 5,000,000 shares authorized, Series C and D shares issued and outstanding as follows:
Series C Convertible Preferred stock $0.001 par value, 30,000 shares authorized, 17,858 shares issued and outstanding at 9/30/2023 and 9/30/2022, respectively	1,790	1,790
Series D Convertible Preferred stock $0.001 par value, 20,000 shares authorized, 10,161 shares issued and outstanding at 9/30/2023 and 9/30/2022, respectively	1,015	1,015
Common stock - $0.001 par value, 200,000,000 shares authorized, 80,358,463 and 48,156,062 shares issued and outstanding at 9/30/2023 and 9/30/2022, respectively	80,358	48,158
Additional paid in capital	125,501,537	111,209,388
Accumulated deficit	(121,840,788)	(101,397,738)
Total stockholders' equity	3,743,912	9,862,613

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,265,897	$13,758,366

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	September 30, 2023	September 30, 2022

REVENUE- DIGITAL ASSET SALES	$-	$4,360,087
OPERATING EXPENSES-
RESEARCH AND DEVELOPMENT EXPENSES	7,727,467	5,385,586
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,570,597	8,118,137
SELLING AND TRANSACTIONAL COSTS FOR DIGITAL ASSETS	(274,019)	3,430,438
Total operating expenses	14,024,045	16,934,161
OPERATING LOSS	(14,024,045)	(12,574,074)

OTHER INCOME (EXPENSE), NET
Interest income	127,145	15,283
Interest expense	(389,626)	(8,034,081)
Loss on debt extinguishment	(506,865)	-
Other (expense) income, net	(495,776)	521,628
Total other (expense), net	(1,265,122)	(7,497,170)

LOSS BEFORE INCOME TAXES	(15,289,167)	(20,071,244)

Income tax expense	-	-

NET LOSS	(15,289,167)	(20,071,244)

Common stock dividends on Series D Preferred Stock	(1,627,230)	-
Deemed dividends on Series C and D Preferred Stock	(3,526,653)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(20,443,050)	$(20,071,244)

Basic and diluted loss per share	$(0.41)	$(0.50)

Weighted average shares of common stock outstanding- basic and diluted	49,581,467	40,370,473

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of October 1, 2021	17,858	$1,790	10,161	$1,015	35,166,551	$35,168	$82,530,684	$(81,326,494)	$1,242,163
Stock compensation expense - employee options	-	-	-	-	-	-	4,421,634	-	4,421,634
Conversion of debt offering and accrued interest (Note 7)	-	-	-	-	7,672,860	7,673	15,338,047	-	15,345,720
Issuance of common stock for stock option exercises	-	-	-	-	26,293	26	26,661	-	26,687
Issuance of common stock for exercise of warrants	-	-	-	-	1,045,724	1,046	837,441	-	838,487
Issuance of common stock for services	-	-	-	-	104,634	105	182,895	-	183,000
Issuance of common stock warrant for services	-	-	-	-	-	-	451,487	-	451,487
Isssuance of common stock for NYSE uplisting	-	-	-	-	4,140,000	4,140	7,420,539	-	7,424,679
Net loss	-	-	-	-	-	-	-	(20,071,244)	(20,071,244)
Balance as of September 30, 2022	17,858	1,790	10,161	1,015	48,156,062	48,158	111,209,388	(101,397,738)	9,862,613
Stock compensation expense - employee options	-	-	-	-	-	-	2,955,933	-	2,955,933
Issuance of common stock for stock option exercises	-	-	-	-	166,890	166	4,521	-	4,687
Issuance of common stock for exercise of warrants	-	-	-	-	2,632,727	2,631	384,703	-	387,334
Common stock dividends on Series D Preferred Stock	-	-	-	-	1,402,784	1,403	1,625,827	(1,627,230)	-
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	3,526,653	(3,526,653)	-
Isssuance of common stock for common stock offering	-	-	-	-	28,000,000	28,000	5,444,791	-	5,472,791
Expenses for extension of notes and warrants	-	-	-	-	-	-	349,721	-	349,721
Net loss	-	-	-	-	-	-	-	(15,289,167)	(15,289,167)
Balance as of September 30, 2023	17,858	$1,790	10,161	$1,015	80,358,463	$80,358	$125,501,537	$(121,840,788)	$3,743,912

The accompanying notes are an integral part of these consolidated financial statements.

KNOWLABS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	September 30, 2023	September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,289,167)	$(20,071,244)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	313,019	320,995
Issuance of common stock for services	-	183,000
Issuance of common stock warrants for services	-	451,487
Gain on debt settlement	(50,000)	(268,872)
Loss on disposal of property and equipment	549,431	-
Loss on debt extinguishment	506,865	-
Modification of notes and warrants - interest expense	349,721	-
Stock based compensation- stock option grants	2,955,933	4,421,634
Gain on forgiveness of notes payable-PPP Loans	-	(252,700)
Amortization of operating lease right-of-use asset	142,840	35,963
Amortization of debt discount to interest expense	-	7,272,911
Changes in operating assets and liabilities:
Other long-term assets	(1,999)	-
Operating lease right-of-use liability	(147,719)	(22,917)
Accounts payable - trade and accrued expenses	317,085	1,009,935
NET CASH (USED IN) OPERATING ACTIVITIES	(10,353,991)	(6,919,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(80,797)	(855,468)
NET CASH (USED IN) INVESTING ACTIVITIES:	(80,797)	(855,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from isssuance of common stock for NYSE uplisting	-	8,280,000
Proceeds from issuance of common stock offering, net	5,472,791	-
Payments for stock for NYSE uplisting	-	(855,321)
Settlement of notes payable-PPP loans	-	(179,103)
Proceeds from issuance of common stock for stock options exercise	4,687	26,687
Proceeds from issuance of common stock for warrant exercise	387,334	838,487
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,864,812	8,110,750

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,569,976)	335,474

CASH AND CASH EQUIVALENTS, beginning of period	12,593,692	12,258,218

CASH AND CASH EQUIVALENTS, end of period	$8,023,716	$12,593,692

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash financing activity:
Conversion of debt	$-	$14,209,000
Conversion of accrued interest	$-	$1,136,720
Common stock dividends on Series D Preferred Stock	$1,627,230	$-
Deemed dividends on Series C and D Preferred Stock	$3,526,653	$-
Issuance costs from common stock offering	$1,527,209	$-

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

The Company is focused on the development and commercialization of our proprietary sensor technology utilizing radio and microwave spectroscopy. When paired with our machine learning platform, our technology is capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify, and measure the unique “signature” of said materials or analytes.

The first application of our sensor technology is in a product to non-invasively monitor blood glucose levels. Our device will provide the user with real-time information on their blood glucose levels.  We recently announced our Generation 1 working prototype device.  This device embodies the sensor which has been used in internal clinical testing.  We have also announced the work our R&D team is doing on the Generation 2 of our device, which is a wearable format and could be a final form factor, ready for commercial application. We are expanding our testing, both internally and externally, and will refine the device over time, which will require FDA clearance before entering the market.

2. LIQUIDITY

The Company has cash and cash equivalents of $8,023,716 and net working capital of $6,262,662 (exclusive of convertible notes payable) as of September 30, 2023. The Company anticipates that it will record losses from operations for the foreseeable future. During the end of the year ended September 30, 2023, the Company made some adjustments to its staffing level and the impact of those adjustments, plus the departure of our chief technology and executive office, has significantly reduced our monthly burn rate. The Company will further adjust its cost structure if new debt or equity capital is not received. The Company’s ability to transition profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The Company believes that it has enough available cash and flexibility with its operating expenses to operate until at least June 30, 2024. Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has funded its operations primarily through issuance of equity securities, and proceeds from the exercise of warrants to purchase common stock and the sale of debt instruments. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this Report.

Management of the Company intends to raise additional funds through the issuance of equity securities or debt. The Company is currently working on some capital fund raising transactions and while they expect to have something finalized by March 31, 2024, as of this date, there is no commitment. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. As a result, the substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The proceeds of warrants currently outstanding, which could be exercised on a cash basis, may generate potential proceeds.  The Company expects that portions of these warrants will be exercised but there is no guarantee any portion will be exercised.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation –These unaudited condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Particle and AI Mind. Intercompany items and transactions have been eliminated in consolidation.  AI Mind was dissolved in July 2023.

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

The Company’s current research and development efforts are primarily focused on improving its radio frequency spectroscopy technology and its first focus on non-invasive monitoring of blood glucose levels; extending its capacity and developing new and unique applications for this technology. The Company believes that continued development of new and enhanced technologies is essential to its future success. The Company incurred expenses of $7,727,467 and $5,385,586 for the years ended September 30, 2023 and 2022, respectively, on development activities.  Included in the expense for 2023 is approximately $859,000 related to severance and other expenses associated with the departure of the Company’s former chief technology officer and chief executive officer, Philip A. Bosua, and other employees.

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the year ended September 30, 2023 and 2022 were $305,292 and $379,724, respectively.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of September 30, 2023 and 2022 are based upon the short-term nature of the assets and liabilities. The fair value of the Company’s convertible notes payable are not readily available given the terms and conditions, including the conversion features, are complex.

The Company has a money market account which is considered a Level 1 asset. The balance as of September 30, 2023 and 2022 was $7,836,393 and $11,821,931, respectively. No other assets or liabilities are required to  be recorded at fair value on a recurring nature.

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

The Company determined that the conversion features for purposes of bifurcation within its  convertible notes payable issued during 2020 and 2021 were immaterial and as of September 30, 2023 all such convertible notes have been converted to common stock and  there was no derivative liability.

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

Convertible Securities – Based upon ASC 815-15, the Company has adopted a sequencing approach regarding the application of ASC 815-40 to convertible securities to determine if an instrument should be accounted for as equity or a liability. The Company will evaluate its contracts based upon the earliest issuance date. In the event partial reclassification of contracts subject to ASC 815-40-25 is necessary, due to the Company’s inability to demonstrate it has sufficient shares authorized and unissued, shares will be allocated on the basis of issuance date, with the earliest issuance date receiving first allocation of shares. If a reclassification of an instrument were required, it would result in the instrument issued latest being reclassified first.

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

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2023, the Company had 80,358,463 shares of common stock issued and outstanding. As of September 30, 2023, there were options outstanding for the purchase of 14,506,158 shares of our common stock (including unearned stock option grants totaling 3,869,825 shares related to performance targets), warrants for the purchase of 20,866,313 shares of our common stock, 8,108,356 shares of the Company’s common stock issuable, collectively, upon the conversion of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, and approximately 3,040,219 shares of our common stock, collectively, reserved to pay accrued dividends on our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. In addition, the Company currently has 9,020,264 shares of its common stock at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,761,931.  Further, under the current terms of our  Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, and assuming no changes in the ownership thereof, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock.  All of the foregoing shares could potentially dilute future earnings per share but are excluded from the September 30, 2023, calculation of net loss per share because their impact is antidilutive

As of September 30, 2022, the Company had 48,156,062 shares of common stock issued and outstanding. As of September 30, 2022, there were options outstanding for the purchase of 20,792,370 common shares (including unearned stock option grants totaling 9,704,620 shares related to performance targets), warrants for the purchase of 21,786,313 common shares, and 8,108,356 shares of our common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock. In addition, the Company currently has 9,020,264 common shares at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,255,066. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the September 30, 2022, calculation of net loss per share because their impact is antidilutive.

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the years ended September 30, 2023 and 2022 and comprehensive loss for those periods.

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

4. AI DEEP LEARNING PLATFORM

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

After the sale of the NFT, the Ethereum was converted to US dollars as soon as practically possible. The Company recorded the total value of the gross NFT sale in revenue. Costs incurred in connection with the NFT transaction were recorded in the statement of operations as selling and transactional cost of digital assets and include costs to outside consultants, estimated employee and former CEO special bonus compensation, digital asset conversion losses and estimated sales and use tax. The amount totaled $3,430,438 for the year ended September 30, 2022. As of September  30, 2023 and September 30, 2022, accrued expenses include $0 and $343,878 of expenses, respectively, primarily sales and use tax and other expenses. During the current year, based on new information, we revised our estimate downward for sales and use tax liability resulting in a $274,019 benefit that is recorded in Selling and Transactional Costs for Digital Assets in the consolidated statements of operations.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2023 and 2022 was comprised of the following:

Total depreciation expense was $313,019 and $320,995 for the years ended September 30, 2023 and 2022, respectively. All equipment is used primarily for research and development purposes and accordingly $295,260 and $304,637 in depreciation is classified in research and development expenses during the years ending September 30, 2023 and 2022. The Company retired assets with a net book value of $549,431 during the year ended September 30, 2023 related to the consolidation of leased offices and the reduction on headcount.

6. LEASES

The Company has entered into operating leases for office and development facilities which range from two to three years and include options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use asses are recorded based upon the present value of the lease payments over the expected lease term. As of September 30, 2023 and 2022, total operating lease liabilities for remaining long term leases was approximately $155,000 and $303,000, respectively. Right of use assets totaled approximately $145,000 and $288,000 at September 30, 2023 and 2022, respectively. In the year ended September 30, 2023 and 2022, the Company recognized $268,000 and $289,000, respectively in total lease costs for the leases. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.  Recently the Company, as a result of certain headcount adjustments, has listed two of its leased premises as available for sublease.  There can be no assurance such sublease will be successful or lead to a reduction in current on-going lease payments.

The weighted average remaining lease term for the operating leases was 9 months at September 30, 2023 and the weighted average discount rate was 7%.

The minimum future lease payments as of September 30, 2023 are as follows:

7. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible notes payable as of September 30, 2023 and 2022 consisted of the following:

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve, a significant stockholder, $1,301,005 under convertible promissory or OID notes. The Company recorded accrued interest of $94,062 and $86,562 as of September 30, 2023 and 2022, respectively. On December 7, 2022, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2023.  On September 15, 2023, the due dates on the notes was further extended to September 30, 2024. The Company expensed $230,005 as loss on debt extinguishment during the year ended September 30, 2023 related to the extension of the notes. The Company recorded in convertible note payable the incremental value related to the conversion feature and as such, we recorded the extension value as an expense with an offset to convertible note payable.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Redeemable Promissory Notes with J3E2A2Z

The Company owes Ronald P. Erickson and J3E2A2Z, an entity affiliated controlled by Ronald P. Erickson $1,460,926 under convertible promissory notes On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of our for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The Company recorded accrued interest of $218,334 and $287,290 as of September 30, 2023 and 2022, respectively. On December 7, 2022, the Company approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to January 30, 2023. On January 25, 2023, the Company approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to September 30, 2023. On September 15, 2023, the due dates on the notes was further extended to September 30, 2024. The Company expensed $276,860 as loss on debt extinguishment during the year ended September 30, 2023 related to the extension of the notes. The Company recorded in convertible note payable the incremental value related to the conversion feature and as such, we recorded the extension value as an expense with an offset to convertible note payable.

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

Convertible notes payable as of September 30, 2023 and 2022 are summarized below:

	September 30, 2023	September 30, 2022
Convertible note- Clayton A. Struve	$1,301,005	$1,071,000
Convertible note- Ronald P. Erickson and affiliates	1,460,926	1,184,066
2021 Convertible notes	-	14,209,000
Less conversions of notes	-	(14,209,000)
	$2,761,931	$2,255,066

8. EQUITY

Authorized Capital Stock

The following description summarizes important terms of the classes of our capital stock as of September 30, 2023. This summary does not purport to be complete and is qualified in its entirety by the provisions of our articles of incorporation as amended, restated and supplemented to date, or our articles of incorporation, and our second amended and restated bylaws, or our bylaws, which have been filed as exhibits to this Annual Report on Form 10-K.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Authorized Capital Stock.  The Company’s authorized capital stock currently consists of:

•	200,000,000 shares of common stock, par value $0.001 per share; and

•	5,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which:

•	30,000 shares have been designated as our Series C Convertible Preferred Stock, $0.001 par value per share; and

•	20,000 shares have been designated as our Series D Convertible Preferred Stock, $0.001 par value per share.

Outstanding Shares of Capital Stock. The Company’s common stock is the only security of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. All outstanding shares of the Company’s capital stock are fully paid and nonassessable. As of September 30, 2023, there were:

•	80,358,643 shares of common stock issued and outstanding, held by holders of record;

•	17,858 shares of Series C Convertible Preferred Stock issued and outstanding, held by one holder of record; and

•	10,161 shares of Series D Convertible Preferred Stock issued and outstanding, held by one holder of record.

Common Stock

Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders, including the election of directors. The Company’s articles of incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the board of directors on the common stock out of legally available funds. In the event of the Company’s liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all of the Company’s debts and other liabilities and the satisfaction of any preferential rights of any outstanding preferred stock.

Holders of common stock have no preemptive, conversion or subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock, including our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock.

Preferred Stock

The Company’s articles of incorporation authorize its board of directors, without stockholder approval, to issue up to 5,000,000 shares of preferred stock in one or more series, and to determine the designation, preferences, limitations and relative rights thereof, including, without limitation, such matters as dividends, redemption, liquidation, conversion and voting. The Company’s board of directors has the discretion to issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of common stock, or which could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, a majority of the Company’s outstanding voting stock.

In connection with the amendment and restatement of our preferred stock, we effected a reverse split of our outstanding Series C Convertible Preferred Stock and Series D Convertible Preferred Stock by a factor of 1-for-100. No changes were made to the 5 million total shares of “blank-check” preferred stock authorized in our Articles. Prior to such reverse split, there were 1,785,715 and 1,016,004 shares of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock designated and outstanding, respectively. To account for the reverse split, but in order to provide the ability to issue “pay in kind” dividends in lieu of cash dividends, at the time of the reverse split, we designated 30,000 shares of Series C Convertible Preferred Stock and 20,000 shares of Series D Convertible Preferred Stock, of which 17,858 and 10,161 shares were, respectively, outstanding immediately after such reverse split. In order to maintain the economic rights of the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, the definition of “Stated Value” was multiplied by 100, to offset the reverse split factor. All amount related to the preferred shares have been restated to reflect the reverse stock split as it occurred on the date of the first period presented.

Securities Subject to Price Adjustments

If in the future, the Company sells its common stock at a price below $0.25 per share, the conversion price of the Company’s outstanding shares of series C convertible preferred stock and series D convertible preferred stock would adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of the convertible promissory notes referred to above and the exercise price of certain outstanding warrants to purchase 7,684,381 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments. Warrants totaling 4,439,707 would adjust below $1.20 per share and warrants totaling 4,424,425 would adjust below $2.40 per share, in each case pursuant to the documents governing such instruments.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series C and D Preferred Stock, Warrants and Dividends

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a cumulative dividend  of 8% and an ownership blocker of 4.99%. Dividends are due and payable in cash when declared by the Company  or when the stock  is converted.  Series  C Preferred stock is senior to Series D Preferred stock and is entitled to receive  equal  dividends paid to Series D. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock and warrant and its conversion price, were adjusted to $0.25 per share pursuant to the documents governing such instruments. As of September 30, 2023, Mr. Struve owns all of the 1,785,715 issued and outstanding shares of Series C Preferred Stock.  Each holder of Preferred Series C is allowed to vote as a common shareholder as if the shares were converted  to common stock up to the ownership blocker of 4.99%.

In 2017 the Company closed a $750,000 Series D Preferred Stock and Warrant offering with Mr. Struve. As of September 30, 2023, Mr. Struve owns all of the 1,016,004 issued and outstanding shares of Series D Preferred Stock. Each outstanding share of series D preferred stock will accrue cumulative cash dividends at a rate equal to 8.0% per annum, subject to adjustment as provided in the series D preferred stock certificate of designations. Dividends are  due and payable  in cash when declared by the Company  or when the stock  is converted. In addition, On August 14, 2017, the price of the Series D Preferred Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. Each holder of Preferred Series D is allowed to vote as a common shareholder as if the shares were converted to common stock up to the ownership blocker of 4.99%.

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

Based upon the modified terms and conditions of Series C and D certificates of designations, it was determined that Series C and D preferred dividends need to be accreted going forward. As of September 30, 2023, cumulative unpaid Series C and D dividends totaled approximately $770,000, which on a converted-to-common-stock basis represents approximately 3,040,000 shares of common  stock. The value of the 3.0 million shares of common totaled $3,526,653. The Company recorded $3,526,653in cumulative deemed dividends related to Series C and D Preferred Stock which have not been paid, net of the approximately $351,000 of accumulated dividends with respect to the Series D preferred that were settled for 1,402,784 shares of common stock as noted above.  Mr. Struve is subject to an ownership blocker limiting his ownership to 4.99% and thus the amount of common shares he can receive for dividends.  Unpaid accreted stock dividends will be issued to Mr. Struve if he converts preferred stock or if the Board declares a dividend thereon, limited to his 4.99% ownership blocker.  Assuming no changes in the amount of outstanding Preferred Series  C or D ownership, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted. Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.

Year Ended September 30, 2023

The Company issued 2,632,727 shares of common stock related to warrant exercises and received $387,334.

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

On September 29, 2023, the Company closed an offering of our common stock pursuant to which the Company sold 28,000,000 shares of common stock, at a purchase price of $0.25 per share. After deducting underwriting commissions and other offering expenses, the Company received net proceeds of $5,472,791.

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

Warrants to Purchase Common Stock

Year Ended September 30, 2023

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

The Company recorded interest expense of $194,019 during the year ended September 30, 2023 related to the extension of the warrants. The Company recorded the original value of warrants in equity and as such, the Company recorded the extension value as an expense with an offset to additional paid in capital.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 19, 2023, the Company signed an Extension of Warrant Agreements with Ronald P. Erickson and an entity controlled by Mr. Erickson, extending the exercise dates from January 30, 2023 to January 30, 2024.

The Company issued 2,632,727 shares of common stock related to warrant exercises and received $387,334.

Warrants to purchase 297,273 shares of common stock at $0.250 per share expired.

On September 29, 2023, pursuant to the Underwriting Agreement, the Company issued common stock purchase warrants to Boustead Securities, LLC and The Benchmark Company, LLC to purchase an aggregate of 1,960,000 shares of Common Stock at an exercise price of $0.25 per share, subject to adjustments. The Representatives’ Warrants are immediately exercisable, and may be exercised at any time and from time to time, in whole or in part, until September 26, 2028 and may be exercised on a cashless basis. The Representatives’ Warrants also include customary anti-dilution provisions and immediate piggyback registration rights with respect to the registration of the shares underlying the Representatives’ Warrants. The warrants were valued at $486,080 and recorded in additional paid in capital as costs form common stock offering.

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

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the warrants outstanding as of September 30, 2023 were as follows:

	September 30, 2023
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding October 1, 2022	21,786,313	$1.029
Issued	980,000	0.250
Exercised	(2,582,727)	(0.250)
Forfeited	(297,273)	(0.250)
Expired	-	-
Outstanding at end of period	20,886,313	$1.103
Exercisable at end of period	20,886,313

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2023:

	September 30, 2023
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exercisable	Price
9,649,381	2.16	$0.250	9,649,381	$0.250

6,512,207	1.37	1.20-1.85	6,512,207	1.20-1.85
4,694,725	2.59	2.00-3.00	4,694,725	2.00-3.00
10,000	0.43	4.080	10,000	4.080
20,886,313	2.07	$1.163	20,886,313	$1.163

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the year ended September 30, 2023 were as follows:

Dividend yield	0%
Expected life	3-5 years
Expected volatility	104%
Risk free interest rate	2.96%

There were vested warrants of 20,866,313 with an aggregate intrinsic value of $0.

9. EQUITY INCENTIVE PLANS

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

Year Ended September 30, 2023

During the year ended September 30, 2023, the Company issued stock option grants to eighteen employees and consultants for 4,158,333 shares at an average exercise price of $1.381 per share. The stock option grants expire in five years. The stock option grants primarily vest quarterly over two to four years.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended September 30, 2023, stock option grants for 10,277,655 shares at an average exercise price of $1.647 per share were forfeited.

During the year ended September 30, 2023, stock option grants for 166,890 shares at an average exercise price of $0.272 per share were exercised.

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

Stock option activity for the years ended September 30, 2023 and 2022 was as follows:

	Weighted Average
	Options	Exercise Price
Outstanding as of October 1, 2021	15,315,120	$1.565
Granted	6,636,000	1.815
Exercised	(26,293)	(1.376)
Forfeitures	(1,132,457)	(2.057)
Outstanding as of September 30, 2022	20,792,370	1.618
Granted	4,158,333	1.381
Exercised	(166,890)	(0.272)
Forfeitures	(10,277,655)	(1.647)
Outstanding as of September 30, 2023	14,506,158	$1.546

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2023:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exercisable	Exercisable
$.88-1.25	2,161,875	2.91	1.105	1,946,758	$1.107
1.28-1.67	9,754,283	3.00	1.473	2,920,291	1.415
1.79-3.67	2,590,000	3.05	2.186	1,213,750	2.151
	14,506,158	3.00	$1.546	6,080,800	$1.498

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were stock option grants of 14,906,158 with an aggregate intrinsic value of $0.

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

On December 7, 2022, we signed an Extension of Warrant Agreement with Clayton Struve, extending the exercise dates. We recorded interest expense of $194,019 during the year ended September 30, 2023 related to the extension of the warrants. We recorded the original value of warrants in equity and as such, we recorded the extension value as an expense with an offset to additional paid in capital.

Transactions with Ronald P. Erickson

See Notes 7, 8 and 9 for related party transactions with Ronald P. Erickson, the Company’s Chairman and Chief Executive Officer and affiliated entities.

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

On December 15, 2020, the Company issued a stock option grant to Ronald P. Erickson for 1,865,675 shares at an exercise price of $1.53 per share. The stock option grant expires in five years. The grant vests in increments if the market capitalization of our commons stock exceeds for 20 consecutive trading days starting at $100 million to $1 billion.  The Company estimated at grant date the fair value of these options at approximately $520,869 which is being amortized over 5 years.  As of September 30, 2023 and 2022, the Company recorded an expense of $104,172 and a  cumulative expense of $186,657, respectively.  The Company is valuing this stock option using the Monte Carlo pricing model which included key assumptions of 100% stock volatility, five year life and no forfeitures. The stock option grant was not vested as of September 30, 2023 and 2022.

On December 15, 2020, the Company issued an additional stock option grant to Ronald P. Erickson for 1,865,675 shares at an exercise price of $1.53 per share. The stock option grant expires in five years. The Company’s common stock began trading on NYSE American under the symbol “KNW” on September 16, 2022 and the Company expensed $263,593 during the year ended September 30, 2022.

Mr. Erickson was paid interest of $173,855 during the year ended September 30, 2023 and deferred compensation of $165,000 during the year ended September 30, 2022 that were previously accrued and reported but were deferred.

Mr. Erickson and/or entities with which he is affiliated also have accrued compensation, travel and interest of approximately $218,334 and $295,418 as of September 30, 2023 and 2022, respectively.

Transactions with Phillip A. Bosua

See Notes 4, 8, 9 and 11 for related party transactions with Phillip A. Bosua.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 15, 2020, the Company issued a stock option grant to Phillip A. Bosua for 2,132,195 shares at an exercise price of $1.53 per share. The stock option grant expires in five years. The grant vested in increments if the market capitalization of our commons stock exceeds for 20 consecutive trading days starting at $100 million to $1 billion.  The Company estimated at grant date the fair value of these options at approximately $595,277 which is being amortized over 5 years.  As of September 30, 2023 and 2022, the Company recorded an expense of $37,370 and a cumulative expense of $231,321, respectively.  The Company is valuing this stock option using the Monte Carlo pricing model which included key assumptions of 100% stock volatility, five year life and no forfeitures. The stock option grant was not vested as of September 30, 2023 and 2022.

On December 15, 2020, the Company issued another stock option grant to Phillip A. Bosua for 2,132,195 shares at an exercise price of $1.53 per share. The stock option grants expire in five years. The stock option grants vest when earned based on certain performance criteria. The Company’s common stock began trading on NYSE American under the symbol “KNW” on September 16, 2022 and we expensed $301,249 during the year ended September 30, 2022.

Mr. Bosua resigned from the Board of Directors and from his position as Chief Executive Officer on January 23, 2023. Mr. Bosua was paid $400,000 in severance and $96,440 in rent and other costs during the year ended September 30, 2023. Mr. Bosua was paid $1,097,928 in compensation and $91,500 in rent expenses for services provided to AI Mind, a wholly owned subsidiary of the Company, in connection with the development of NFT sales for the year ended September 30, 2022.

Stock Issuances to Named Executive Officers and Directors

On February 15, 2023, the Company issued stock option grants to two directors for a total of 50,000 shares at an exercise price of $1.24 per share. The stock option grant expires in five years. The stock option grants vested at issuance.

On January 5, 2022, the Company issued 30,000 shares each to three directors at an exercise price of $1.70 per share.

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

Employment Agreements

On April 10, 2018, the Company entered into an amended employment agreement for Ronald P. Erickson which amends our employment agreement with him dated July 1, 2017. The employment agreement provides for a base salary of $180,000 per year, which was increased to $215,000 from May 1, 2020 to March 31, 2021, to $300,000 from April 1, 2021 to March 15, 2022 and to $325,000 from March 15, 2022 to September 30, 2022. From December 14, 2022, Mr. Erickson has been compensated with an annual salary of $375,000. Mr. Erickson will be entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. The employment agreement is for an initial term of 12 months (subject to earlier termination) and will be automatically extended for additional 12-month terms unless either party notifies the other party of its intention to terminate the employment agreement at least ninety (90) days prior to the end of the initial term or renewal term. If the company terminates Mr. Erickson’s employment at any time prior to the expiration of the term without cause, as defined in the employment agreement, or if Mr. Erickson terminates his employment at any time for “good reason” or due to a “disability,” Mr. Erickson will be entitled to receive (i) his base salary amount for one year; and (ii) medical benefits for eighteen months. On January 23, 2023, the Board appointed Mr. Erickson to the position of Chief Executive Officer of the Company. Mr. Erickson was appointed to serve until his successor is duly elected.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 10, 2018, the Company entered into an employment agreement with Phillip A. Bosua reflecting his appointment as Chief Executive Officer. The employment agreement provided for a base salary of $225,000 per year, which was increased to $260,000 from May 1, 2020 to March 31, 2021 and to $350,000 from April 1, 2021 to January 23, 2023. Mr. Bosua also received 500,000 shares of common stock valued at $0.33 per share and was entitled to bonuses and equity awards at the discretion of the Board or a committee of the Board. Mr. Bosua was entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. The employment agreement was for an initial term of 12 months (subject to earlier termination) and was automatically extended for additional 12-month terms unless either party notified the other party of its intention to terminate the employment agreement at least ninety (90) days prior to the end of the initial term or renewal term. If the Company terminated Mr. Bosua’s employment at any time prior to the expiration of the term without cause, as defined in the employment agreement, or if Mr. Bosua terminated his employment at any time for “good reason” or due to a “disability,” Mr. Bosua was entitled to receive (i) his base salary amount for one year; and (ii) medical benefits for eighteen months.

On January 23, 2023, Mr. Bosua resigned from the Board and from his position as Chief Executive Officer of the Company.  In connection with his resignation, we entered into a Separation and Release Agreement (the “Separation Agreement”) with Mr. Bosua containing customary terms and mutual releases, pursuant to which Mr. Bosua is entitled receive a $400,000 severance payment and benefits pursuant to his prior employment agreement. Pursuant to the Separation Agreement, Mr. Bosua’s outstanding stock options ceased vesting as of January 23, 2023, and all vested stock options remain exercisable through January 23, 2024. Mr. Bosua has been engaged as a consultant to the Company for a period of one year at a rate of $10,000 per month. Mr. Bosua also entered into a lock up and leak out agreement with respect to 3,005,000 common shares owned by Mr. Bosua and shares issuable upon exercise of his vested option awards. During the period commencing March 17, 2023 through March 17, 2024, Mr. Bosua may sell no more than 1,500,000 shares. During the period commencing April 1, 2024 through June 30, 2026, Mr. Bosua may sell no more than 375,000 shares per quarter (or 1,500,000 shares per year), unless the stock price of the Company’s common stock exceeds $5.00 per share on the NYSE American (the “Stock Price Threshold”), then Mr. Bosua may sell a maximum of 750,000 shares during any such quarter that the Stock Price Threshold is met. Notwithstanding the foregoing, any lock-up or leak-out restrictions are waived for any sales of shares from Mr. Bosua to Todd Baszucki.

On May 13, 2022, the Company entered into an employment agreement with Peter J. Conley reflecting his appointment as our Chief Financial Officer and Senior Vice President, Intellectual Property. The employment agreement provides for a base salary of $300,000. From December 14, 2022 to September 30, 2023, Mr. Conley has been compensated with an annual salary of $325,000, Mr. Conley may also be entitled to bonuses from time to time as determined by our Board or our compensation committee in their sole discretion. Mr. Conley is eligible to participate in all the Company’s employee benefit plans, policies and arrangements that are applicable to other executive officers, as such plans, policies and arrangements may exist or change from time to time at our discretion. The Company will reimburse Mr. Conley for reasonable travel, entertainment and other expenses he incurs in the furtherance of his duties under the employment agreement. The employment agreement is at will, meaning either we or Mr. Conley may terminate the employment relationship at any time, with or without cause, upon written notice to the other party. The employment agreement provides for severance pay equal to 12 months of then-in-effect base salary if Mr. Conley is terminated without “cause” or voluntarily terminates his employment for “good reason,” as defined in the employment agreement.

Properties and Operating Leases

The Company is obligated under the following leases for our various facilities.

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

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 11, 2021, the Company entered into the First Amendment of Lease and added 2,485 square feet for $5,000 per month.  On September 20, 2022, the Company entered into the Second Amendment of Lease for additional space. The expanded space will be utilized for research and testing. The Amendment of Lease expires on December 31, 2023.

On September 22, 2022, the Company leased lab facilities and executive offices in Yucca Valley, CA from Phillip Bosua, our former CEO. The Company leased 1,700 square feet of the total 2,134 square feet of the premises and the current net monthly payment is $7,000. The lease was to expire September 30, 2023 and could be extended on a month to month basis. The Company paid $91,500 in rent on September 28, 2022 for the period September 1, 2021 to September 30, 2022. The Company paid $28,000 for the year ended September 30, 2023.  The lease was terminated on January 23, 2023, the date of Mr. Bosua’s resignation.

On November 22, 2022, the Company leased an additional 1,800 square feet of lab facilities at 123 Boylston Ave, Suite C, Seattle, WA 98102 with a net monthly payment is $2,250. The lease was set to expire on November 21, 2023 and has been extended on a month-to-month basis.

12. INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Losses arising from United States taxable operations were approximately $4.2 million and $7.3 million for the years ended September 30, 2023 and 2022.

The Company has Federal net operating loss carryforwards of approximately $49.5 million which expire in 2028-2042. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance equal to 100% of the gross deferred tax asset of approximately $14.2 million and $11.4 million was established as of September 30, 2023 and 2022, respectively.  The Company does not recognize the majority of state tax loss operating loss carryforwards as a deferred tax asset given it no longer has any operation in those states.

Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future. The Company is subject to possible tax examination for the years 2017 through 2023.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal components of the Company’s deferred tax assets at September 30, 2023 and 2022 are as follows:

Net operating loss carryforward	$10,476,000	$9,372,000
Stock based compensation	2,174,000	1,677,000
Research and Development	1,460,000	-
Intangibles	-	221,000
Accruals and reserves	46,000	97,000
Total deferred tax asset	14,156,000	11,367,000
Valuation allowance	(14,156,000)	(11,367,000)
Net deferred tax assets	$-	$-
Change in valuation allowance during the year	$(2,789,000)	$(1,666,000)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended September 30, 2023 and 2022 are as follows. For the years ended September 30, 2023 and 2022, the Company’s effective tax rate differs from the federal statutory rate principally due to nondeductible expenses plus an increase in the deferred tax asset valuation allowance.

	2023	2022
Income tax provision at statutory rate	21%	21%
Non deductible expenses	1%	12%
Change in valuation allowance	18%	7%
Other and prior year true up	2%	2%
Effective tax rate	0%	0%

As of September 30, 2023, there were no uncertain tax positions. Management does not anticipate any future adjustments in  the next twelve months which would result in a material change to its tax position. For the years ended September 30, 2023 and 2022, the Company did not have any interest and penalties.

13. SEGMENT REPORTING

The management of the Company considers the business to currently have two operating segments (i) the development of the Bio-RFID™” and “ChromaID™” technologies; (ii) Particle, Inc. technology; and (iii) AI sales of NFT products.

Particle commenced operations in the year ended September 30, 2020. AI commenced operations during the year ended September 30, 2021.

The reporting for the year ended September 30, 2023 and 2022 was as follows (in thousands):

		Segment
		Operating	Segment
Segment	Revenue	Profit (Loss)	Assets
Year Ended September 30, 2023
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(14,298)	$8,266
Particle, Inc. technology	-	-	-
Digital asset sales	-	274	-
Total segments	$-	$(14,024)	$8,266

Year Ended September 30, 2022
Development of the Bio-RFID™” and “ChromaID™” technologies	$-	$(13,482)	$13,360
Particle, Inc. technology	-	(22)	-
Digital asset sales	4,360	930	398
Total segments	$4,360	$(12,574)	$13,758

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During years ended September 30, 2023 and 2022, the Company incurred non-cash expenses related to operations of $4,767,809 and $12,164,418, respectively.

14.  SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to September 30, 2023, there were the following material transactions that require disclosure:

On October 12, 2023, the Company issued 30,000 shares each to three directors at $0.25 per share.

On October 26, 2023, the Company’s underwriters exercised their over-allotment option under the Underwriting Agreement by and between the Company and the underwriters dated September 26, 2023, electing to purchase an additional 883,061 shares of Common Stock at a purchase price to the public of $0.25 per share. The Company also issued additional warrants to the Representatives to purchase an aggregate of 61,814 shares of Common Stock at an exercise price of $0.25 per share, subject to adjustments, with the same terms as the warrants issued in connection with the initial closing of the Offering.

On November 3, 2023,  the Company appointed Larry K. Ellingson, John Cronin and Timothy M. Londergan,  as new non-employee members of the Board. Messrs. Ellingson, Cronin, and Londergan are deemed to qualify as independent under the director independence standards set forth in the rules and regulations of the SEC and applicable NYSE listing standards.

On November 28, 2023, the Board adopted, based on the recommendation of the Compensation Committee of the Board, the Know Labs Inc. Compensation Recovery Policy (the “Policy”) for the recovery of Erroneously Awarded Compensation in order to comply with Section 10D of the Exchange Act, Rule 10D-1 promulgated under the Exchange Act, and the listing standards of the New York Stock Exchange adopted pursuant thereto.  The Board has designated the Compensation Committee of the Board as the administrator of the Policy.

Since September 30, 2023, the Company issued stock option grants to employees, directors and directors for 13,909,315 shares at an average exercise price of $0.256 per share. The stock option grants expire in five years. The stock option grants primarily vest quarterly over four years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 19, 2023	KNOW LABS, INC.

/s/ Ronald P. Erickson
Name: Ronald P. Erickson
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Peter J. Conley
Name: Peter J. Conley
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ronald P. Erickson	Chief Executive Officer and Director (principal executive officer)	December 19, 2023
Ronald P. Erickson

/s/ Peter J. Conley	Chief Financial Officer (principal financial and accounting officer)	December 19, 2023
Peter J. Conley

/s/ William A. Owens	Director	December 19, 2023
William A. Owens

/s/ Jon Pepper	Director	December 19, 2023
Jon Pepper

/s/ Ichiro Takesako	Director	December 19, 2023
Ichiro Takesako
/s/ John Cronin	Director	December 19, 2023
John Cronin

/s/ Timothy M. Londergan	Director	December 19, 2023
Timothy M. Londergan

/s/ Larry K. Ellingson	Director	December 19, 2023
Larry K. Ellingson

76