Form 10-Q
period 2023-12-31
KNOW LABS, INC.
filed 2024-02-14
CIK 1074828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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
__________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	x	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares of common stock, $0.001 par value, issued and outstanding as of February 14, 2024: 81,346,524 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ITEM 1. FINANCIAL STATEMENTS

KNOW LABS, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Unaudited

	December 31, 2023	9/30/2023 (1)
ASSETS	Unaudited

CURRENT ASSETS:
Cash and cash equivalents	$4,821,477	$8,023,716
Total current assets	4,821,477	8,023,716

PROPERTY AND EQUIPMENT, NET	75,298	81,325

OTHER ASSETS
Other assets	18,767	15,766
Operating lease right-of-use asset	97,567	145,090

TOTAL ASSETS	$5,013,109	$8,265,897

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$627,058	$1,292,861
Accrued expenses	95,952	94,062
Accrued expenses - related parties	196,241	218,334
Convertible notes payable, net	2,761,931	2,761,931
Current portion of operating lease right-of-use liability	106,038	154,797
Total current liabilities	3,787,220	4,521,985

COMMITMENTS AND CONTINGENCIES (Note 11)	-	-

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value, 5,000,000 shares authorized, Series C and D shares issued and outstanding as follows:
Series C Convertible Preferred stock $0.001 par value, 30,000 shares authorized,
17,858 shares issued and outstanding at 12/31/2023 and 9/30/2023, respectively	1,790	1,790
Series D Convertible Preferred stock $0.001 par value, 20,000 shares authorized,
10,161 shares issued and outstanding at 12/31/2023 and 9/30/2023, respectively	1,015	1,015
Common stock - $0.001 par value, 200,000,000 shares authorized, 81,346,524 and 80,358,463
shares issued and outstanding at 12/31/2023 and 9/30/2023, respectively	81,347	80,358
Additional paid in capital	126,492,778	125,501,537
Accumulated deficit	(125,351,041)	(121,840,788)
Total stockholders' equity	1,225,889	3,743,912

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,013,109	$8,265,897

(1)	Derived from the audited consolidated balance sheet.

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended,
	December 31, 2023	December 31, 2022

OPERATING EXPENSES-
RESEARCH AND DEVELOPMENT EXPENSES	$1,486,388	$1,743,051
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,011,246	1,905,071
Total operating expenses	3,497,634	3,648,122
OPERATING LOSS	(3,497,634)	(3,648,122)

OTHER INCOME (EXPENSE), NET
Interest income	51,010	-
Interest expense	-	(227,170)
Other (expense) income, net	-	52,433
Total other income (expense), net	51,010	(174,737)

LOSS BEFORE INCOME TAXES	(3,446,624)	(3,822,859)

Income tax expense	-	-

NET LOSS	(3,446,624)	(3,822,859)

Deemed dividends on Series C and D Preferred Stock	(63,629)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,510,253)	$(3,822,859)

Basic and diluted loss per share	$(0.04)	$(0.08)

Weighted average shares of common stock outstanding- basic and diluted	81,094,007	48,187,339

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Unaudited

	Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	$	Shares	$	Shares	$	Capital	Deficit	Equity
Balance as of October 1, 2022	17,858	$1,790	10,161	$1,015	48,156,062	$48,158	$111,209,388	$(101,397,738)	$9,862,613
Stock compensation expense - employee options	-	-	-	-	-	-	744,640	-	744,640
Issuance of common stock for stock option exercises	-	-	-	-	1,875	1	2,342	-	2,343
Issuance of common stock for exercise of warrants	-	-	-	-	50,000	50	12,450	-	12,500
Expenses for extension of notes and warrants	-	-	-	-	-	-	206,994	-	206,994
Net loss	-	-	-	-	-	-	-	(3,822,859)	(3,822,859)
Balance as of December 31, 2022	17,858	1,790	10,161	1,015	48,207,937	48,209	112,175,814	(105,220,597)	7,006,231

Balance as of October 1, 2023	17,858	1,790	10,161	1,015	80,358,463	80,358	125,501,537	(121,840,788)	3,743,912
Stock compensation expense - employee options	-	-	-	-	-	-	699,246	-	699,246
Issuance of common stock for services	-	-	-	-	105,000	105	26,145	-	26,250
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	63,629	(63,629)	-
Isssuance of common stock for common stock offering	-	-	-	-	883,061	884	202,221	-	203,105
Net loss	-	-	-	-	-	-	-	(3,446,624)	(3,446,624)
Balance as of December 31, 2023	17,858	$1,790	10,161	$1,015	81,346,524	$81,347	$126,492,778	$(125,351,041)	$1,225,889

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended,
	December 31, 2023	December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,446,624)	$(3,822,859)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	18,724	103,160
Stock based compensation - stock option grants	699,246	744,640
Issuance of common stock for services	26,250	-
Amortization of operating lease right-of-use asset	47,523	44,404
Interest expense for extension of notes and warrants	-	206,994
Changes in operating assets and liabilities:
Other long-term assets	(3,001)	(1,998)
Operating lease right-of-use liability	(48,759)	(45,732)
Accounts payable - trade and accrued expenses	(686,006)	(146,026)
NET CASH (USED IN) OPERATING ACTIVITIES	(3,392,647)	(2,917,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of research and development equipment	(12,697)	(10,846)
NET CASH (USED IN) INVESTING ACTIVITIES:	(12,697)	(10,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock offering, net	203,105	-
Proceeds from issuance of common stock for stock options exercise	-	2,343
Proceeds from issuance of common stock for warrant exercise	-	12,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	203,105	14,843

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,202,239)	(2,913,420)

CASH AND CASH EQUIVALENTS, beginning of period	8,023,716	12,593,692

CASH AND CASH EQUIVALENTS, end of period	$4,821,477	$9,680,272

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash financing activity:
Deemed dividends on Series C and D Preferred Stock	$63,629	$-

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission on December 19, 2023. The results of operations for the three months ended December 31, 2023 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

1. ORGANIZATION

Know Labs, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 1998. The Company currently has authorized 205,000,000 shares of capital stock, of which 200,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share. At the annual shareholder meeting held on October 15, 2021, the Company’s authorized shares of common stock were increased to 200,000,000 shares of voting common stock, par value $0.001 per share.

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

The first application of our sensor technology is in a product to non-invasively monitor blood glucose levels. Our device will provide the user with real-time information on their blood glucose levels.  We recently announced our Generation 1 working prototype device.  This device embodies the sensor which has been used in internal clinical testing.  We have also announced the work our R&D team is performing on the development of Generation 2 of our device, which is a wearable format and may be a final form factor, ready for commercialization. That device will be utilized in expanded internal and external testing. The device may be refined over time and will require FDA clearance prior to entering the market.

2. LIQUIDITY AND GOING CONCERN

The Company has cash and cash equivalents of $4,821,477 and net working capital of $1,034,257 ($3,796,188 exclusive of convertible notes payable) as of December 31, 2023. The Company anticipates that it will record losses from operations for the foreseeable future. During the end of the quarter ended March 31, 2023, the Company made some adjustments to its staffing level and the impact of those adjustments, plus the departure of our chief technology and executive office, has significantly reduced our monthly burn rate.  The Company will further adjust its cost structure if new debt or equity capital is not received. The Company’s ability to transition profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The Company believes that it has enough available cash and flexibility with its operating expenses to operate until at least June 30, 2024. Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has funded its operations primarily through issuance of equity securities, and proceeds from the exercise of warrants to purchase common stock and the sale of debt instruments. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this Report.

Management of the Company intends to raise additional funds through the issuance of equity securities or debt. The Company is currently working on some capital fund raising transactions. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. As a result, the substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The proceeds of warrants currently outstanding, which could be exercised on a cash basis, may generate potential proceeds of up to $16,008,327. The Company expects that portions of these warrants will be exercised but there is no guarantee any portion will be exercised.

3. SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation –These unaudited condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Particle. Intercompany items and transactions have been eliminated in consolidation.

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

The Company’s current research and development efforts are primarily focused on improving its radio frequency spectroscopy technology and its first focus on non-invasive monitoring of blood glucose levels; extending its capacity and developing new and unique applications for this technology. The Company believes that continued development of new and enhanced technologies is essential to its future success. The Company incurred expenses of $1,486,388 and $1,743,051 for the three months ended December 31, 2023 and 2022, respectively, on development activities.

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the three months ended December 31, 2023 and 2022 were $45,500 and $51,084, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2023 and September 30, 2023 are based upon the short-term nature of the assets and liabilities. The fair value of the Company’s convertible notes payable are not readily available given the terms and conditions, including the conversion features, are complex.

The Company has a money market account which is considered a Level 1 asset. The balance as of December 31, 2023 and September 30, 2023 was $4,787,378, and $7,836,393, respectively. No other assets or liabilities are required to be recorded at fair value on a recurring nature.

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

The Company determined that the conversion features for purposes of bifurcation within its currently outstanding convertible notes payable were immaterial and there was no derivative liability to be recorded as of December 31, 2023 and September 30, 2023.

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

As of December 31, 2023, the Company had 81,346,524 shares of common stock issued and outstanding. As of December 31, 2023, there were options outstanding for the purchase of 28,220,473 shares of our common stock (including unearned stock option grants totaling 4,179,825 shares related to performance targets), warrants for the purchase of 20,984,961 shares of our common stock, 8,108,356 shares of the Company’s common stock issuable, collectively, upon the conversion of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, and approximately 3,201,534 shares of our common stock, collectively, reserved to pay accrued dividends on our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. In addition, the Company currently has 9,020,264 shares of its common stock at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,761,931.  Further, under the current terms of our  Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, and assuming no changes in the ownership thereof, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock.  All of the foregoing shares could potentially dilute future earnings per share but are excluded from the December 31, 2023, calculation of net loss per share because their impact is antidilutive.

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

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the three months ended December 31, 2023 and 2022 and comprehensive loss for those periods.

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

Recent Accounting Pronouncements

Based on the Company’s review of accounting standard updates recently issued, those standards not yet required to be adopted and proposed standards for the future, the Company does not believe such items are expected to have a significant impact on the Company’s consolidated financial statements.

4.  PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2023 and September 30, 2023 was comprised of the following:

	Estimated
	Useful Lives	December 31, 2023	September 30, 2023
Machinery and equipment	2-3 years	$226,027	$213,330
Furniture and fixtures	3 years	21,366	21,366
Less: accumulated depreciation		(172,095)	(153,371)
		$75,298	$81,325

Total depreciation expense was $18,724 and $103,160 for the three months ended December 31, 2023 and 2022, respectively. Equipment is used primarily for research and development purposes and accordingly $17,788 and $98,002 in depreciation is classified in research and development expenses during the three months ended December 31, 2023 and 2022, respectively.

5.  LEASES

The Company has entered into operating leases for office and development facilities which range from two to three years and include options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use asses are recorded based upon the present value of the lease payments over the expected lease term. As of December 31, 2023 and September 30, 2023, total operating lease liabilities for remaining long term leases was approximately $106,000 and $155,000, respectively. Right of use assets totaled approximately $98,000 and $145,000 at December 31, 2023 and September 30, 2023, respectively. In the three months ended December 31, 2023 and 2022, the Company recognized $62,000 and $82,000, respectively in total lease costs for the leases. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was 6 months at December 31, 2023 and the weighted average discount rate was 7%.

The minimum future lease payments as of December 31, 2023 are as follows:

Year Ended December 31, 2024
Total remaining payments	$102,267
Less imputed interest	3,771
Total lease liability	$106,038

6. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve, a significant stockholder, $1,301,005 under convertible promissory or OID notes. The Company recorded accrued interest of $95,952 and $94,062 as of December 31, 2023 and September 30, 2023, respectively. On December 7, 2022, the Company signed Amendments to the convertible promissory or OID notes, extending the due dates to September 30, 2023.  On September 15, 2023, the due dates on the notes was further extended to September 30, 2024. The Company expensed $230,005 as loss on debt extinguishment during the year ended September 30, 2023 related to the extension of the notes. The Company recorded in convertible note payable the incremental value related to the conversion feature and as such, we recorded the extension value as an expense with an offset to convertible note payable. The extension value will be reclassified to equity upon conversion.

Convertible Redeemable Promissory Notes with J3E2A2Z

The Company owes Ronald P. Erickson and J3E2A2Z, an entity affiliated controlled by Ronald P. Erickson $1,460,926 under convertible promissory notes. On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of our for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The Company recorded accrued interest of $196,241 and $218,334 as of December 31, 2023 and September 30, 2023, respectively. On December 7, 2022, the Company approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to January 30, 2023. On January 25, 2023, the Company approved Amendments to the convertible redeemable promissory notes with Ronald P. Erickson and J3E2A2Z, extending the due dates to September 30, 2023. On September 15, 2023, the due dates on the notes was further extended to September 30, 2024. The Company expensed $276,860 as interest during the year ended September 30, 2023 related to the extension of the notes. The Company recorded in convertible note payable the incremental value related to the conversion feature and as such, we recorded the extension value as an expense with an offset to convertible note payable. The extension value will be amortized to equity upon conversion.

Convertible notes payable as of December 31, 2023 and September 30, 2023 are summarized below:

	December 31, 2023	September 30, 2023
Convertible note- Clayton A. Struve	$1,301,005	$1,301,005
Convertible note- Ronald P. Erickson and affiliates	1,460,926	1,460,926
	$2,761,931	$2,761,931

7. EQUITY

The following description summarizes important terms of the classes of our capital stock as of December 31, 2023.

Authorized Capital Stock.  The Company’s authorized capital stock currently consists of:

•	200,000,000 shares of common stock, par value $0.001 per share; and

•	5,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which:

•	30,000 shares have been designated as our Series C Convertible Preferred Stock, $0.001 par value per share; and

•	20,000 shares have been designated as our Series D Convertible Preferred Stock, $0.001 par value per share.

Outstanding Shares of Capital Stock. The Company’s common stock is the only security of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. All outstanding shares of the Company’s capital stock are fully paid and nonassessable. As of September 30, 2023, there were:

•	81,346,524 shares of common stock issued and outstanding, held by holders of record;

•	17,858 shares of Series C Convertible Preferred Stock issued and outstanding, held by one holder of record; and

•	10,161 shares of Series D Convertible Preferred Stock issued and outstanding, held by one holder of record.

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

Series C and D Preferred Stock, Warrants and Dividends

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a cumulative dividend of 8% and an ownership blocker of 4.99%. Dividends are due and payable in cash when declared by the Company  or when the stock  is converted.  Series C Preferred stock is senior to Series D Preferred stock and is entitled to receive equal dividends paid to Series D. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock and warrant and its conversion price, were adjusted to $0.25 per share pursuant to the documents governing such instruments. As of December 31, 2023, Mr. Struve owns all of the 17,858 issued and outstanding shares of Series C Preferred Stock.  Each holder of Preferred Series C is allowed to vote as a common shareholder as if the shares were converted  to common stock up to the ownership blocker of 4.99%.

In 2017 the Company closed a $750,000 Series D Preferred Stock and Warrant offering with Mr. Struve. As of December 31, 2023, Mr. Struve owns all of the 10,161 issued and outstanding shares of Series D Preferred Stock. Each outstanding share of series D preferred stock will accrue cumulative cash dividends at a rate equal to 8.0% per annum, subject to adjustment as provided in the series D preferred stock certificate of designations. Dividends are due and payable  in cash when declared by the Company or when the stock is converted. In addition, On August 14, 2017, the price of the Series D Preferred Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. Each holder of Preferred Series D is allowed to vote as a common shareholder as if the shares were converted to common stock up to the ownership blocker of 4.99%.

In August, 2023, as part of a modification of the Series C and Series D Preferred certificates of designation, such preferred stock does not accrue or pay cash dividends. All future dividends will be accrued and paid in Series C or Series D stock, as applicable. As was the case prior to the modifications of the Series C and Series D preferred stock, although accrual of dividends is required as described below, no dividends are actually paid, and no shares actually issued, until a conversion of such stock or declaration of the dividend by the Board of Directors.  Additionally, the Series D Preferred stock will no longer be required to automatically convert to common stock based on listing of the Company’s common stock on the NYSE American, except if the volume weighted average price of the common stock is at least $2.50 per share for 20 trading days and certain other requirements are satisfied.  The cumulative dividends accrued and paid in preferred stock will be determined based upon a $.70 stated value. The conversion from preferred stock into common stock is determined based dividing the $0.70 stated value by the $0.25 conversion price. In June, 2023, as part of the anticipated modification of the certificates of designation of the Series C and Series D preferred stock, at Mr. Struve’s request, the Company settled all cash dividends with respect to the Series D preferred stock accrued and accumulated through December 31, 2022 in exchange for the issuance to Mr. Struve of 1,402,784 shares of the Company’s common stock in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  In connection with this transaction, the Company recorded $1,627,230 in dividends, representing the fair market value of the 1,402,784 shares issued.

Based upon the modified terms and conditions of Series C and D certificates of designations, it was determined that Series C and D preferred dividends need to be accreted going forward. As of December 31, 2023, cumulative unpaid Series C and D dividends totaled approximately $800,000, which on a converted-to-common-stock basis represents approximately 3,202,000 shares of common  stock. Company has recorded $3,590,283 in cumulative deemed dividends related to Series C and D Preferred Stock which have not been paid, net of the approximately $351,000 of accumulated dividends with respect to the Series D preferred that were settled for 1,402,784 shares of common stock as noted above.  Mr. Struve is subject to an ownership blocker limiting his ownership to 4.99% and thus the number of common shares he can receive for dividends.  Unpaid accreted stock dividends will be issued to Mr. Struve if he converts preferred stock or if the Board declares a dividend thereon, limited to his 4.99% ownership blocker. Assuming no changes in the amount of outstanding Preferred Series  C or D ownership, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock.

Common Stock

Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted. Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.

Three Months Ended December 31, 2023

On October 10, 2023, the Company issued 105,000 fully vested stock awards total to three directors at an exercise price of $0.25 per share for director services.

On October 26, 2023, the Company closed an offering of our common stock pursuant to which we sold 883,061 shares of common stock, at a purchase price of $0.25 per share. After deducting underwriting commissions and other offering expenses, the Company received net proceeds of $203,105.

Warrants to Purchase Common Stock

Three Months Ended December 31, 2023

On September 29, 2023, pursuant to the Underwriting Agreement, the Company issued common stock purchase warrants to Boustead Securities, LLC and The Benchmark Company, LLC to purchase an aggregate of 123,648 shares of Common Stock at an exercise price of $0.25 per share, subject to adjustments. The Representatives’ Warrants are immediately exercisable, and may be exercised at any time and from time to time, in whole or in part, until September 26, 2028 and may be exercised on a cashless basis. The Representatives’ Warrants also include customary anti-dilution provisions and immediate piggyback registration rights with respect to the registration of the shares underlying the Representatives’ Warrants. The warrants were valued at $20,896 and recorded in additional paid in capital as costs from common stock offering.

Warrants to purchase 5,000 shares of common stock at $0.25 per share were forfeited.

A summary of the warrants outstanding as of December 31, 2023 were as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding October 1, 2023	20,866,313	$1.063
Issued	123,648	0.250
Exercised	-	-
Forfeited	(5,000)	(0.250)
Expired	-	-
Outstanding at end of period	20,984,961	$1.059
Exercisable at end of period	20,984,961

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2023:

	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exercisable	Price
9,768,029	1.95	$0.250	9,768,029	$0.250
6,512,207	1.12	1.20-1.85	6,512,207	1.20-1.85
4,694,725	2.34	2.00-3.00	4,694,725	2.00-3.00
10,000	0.18	4.080	10,000	4.080
20,984,961	1.83	$1.059	20,984,961	$1.059

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the three months ended December 31, 2023 were as follows:

Dividend yield	0%
Expected life	3 years
Expected volatility	108%
Risk free interest rate	4.79%

There were vested warrants of 20,984,961 with an aggregate intrinsic value of $2,539,688.

8. STOCK INCENTIVE PLANS

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

Three Months Ended December 31, 2023

During the three months ended December 31, 2023, the Company issued stock option grants to twenty six employees and consultants for 13,909,315 shares at an average exercise price of $0.256 per share. The stock option grants expire in five years. The stock option grants primarily vest quarterly over two to four years.

During the three months ended December 31, 2023, stock option grants for 195,000 shares at an average exercise price of $2.019 per share were forfeited.

Stock option activity for the three months ended December 31, 2023 and the years ended September 30, 2023 and 2022 was as follows:

	Weighted Average
	Options	Exercise Price	Proceed $
Outstanding as of October 1, 2021	15,315,120	$1.565	$23,964,509
Granted	6,636,000	1.815	12,045,330
Exercised	(26,293)	(1.376)	(36,170)
Forfeitures	(1,132,457)	(2.057)	(2,329,267)
Outstanding as of September 30, 2022	20,792,370	1.618	33,644,402
Granted	4,158,333	1.381	5,744,716
Exercised	(166,890)	(0.273)	(45,473)
Forfeitures	(10,277,655)	(1.647)	(16,923,131)
Outstanding as of September 30, 2023	14,506,158	1.546	22,420,514
Granted	13,909,315	0.256	3,555,929
Exercised	-	-	-
Forfeitures	(195,000)	(2.019)	(393,650)
Outstanding as of December 31, 2023	28,220,473	$0.907	$25,582,793

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2023:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exercisable	Exercisable
$0.25-0.51	13,909,315	4.78	$0.256	535,251	$0.267
$0.88-1.25	2,161,875	2.91	0.172	1,935,625	3.989
$1.28 - 1.67	9,684,283	3.02	1.473	3,144,458	1.418
$1.79-3.67	2,465,000	3.06	2.181	1,210,000	2.137
	28,220,473	3.88	$0.907	6,825,334	$1.134

There are stock option grants of 28,220,473 shares as of December 31, 2023 with an aggregate intrinsic value of $4,269,089.

There are 28,220,473 (including unearned stock option grants totaling 4,179,825 shares related to performance milestones) options to purchase common stock at an average exercise price of $0.907 per share outstanding as of December 31, 2023 under the 2021 Plan. The Company recorded $699,246 and $744,640 of compensation expense, net of related tax effects, relative to stock options for the three months ended December 31, 2023 and 2022, respectively, in accordance with ASC 718. As of December 31, 2023, there is $6,569,469 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.88 years.

9. INCOME TAXES

The Company recorded a provision for income taxes of $0 for the three months ended December 31, 2023 and 2022.

The Company’s effective tax rate was 0.0% for the three months ended December 31, 2023 and 2022. The difference between the effective tax rate and the federal statutory tax rate primarily relates to the valuation allowance on the Company’s deferred tax assets.

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

As of December 31, 2023 and 2022, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

10. SIGNIFICANT AND OTHER TRANSACTIONS WITH RELATED PARTIES

Transactions with Clayton Struve

See Notes 6 and 7 for related party transactions with Clayton A. Struve, a significant stockholder.

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

Related Party Transactions with Ronald P. Erickson

See Notes 6, 7 and 11 for related party transactions with Ronald P. Erickson, the Company’s Chairman and Chief Executive Officer and affiliated entities.

On October 10, 2023, the Company issued a stock option grant to Ronald P. Erickson for 4,640,844 shares at an exercise price of $0.25 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

Related Party Transactions with Peter J. Conley, Chief Financial Officer and Senior Vice President, Intellectual Property

On October 10, 2023, the Company issued a stock option grant to Peter J. Conley for 3,001,000 shares at an exercise price of $0.25 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

Related Party Transactions with Directors

On October 10, 2023, the Company issued 105,000 fully vested stock awards total to three directors at an exercise price of $0.25 per share for director services.

On October 10, 2023, the Company issued stock option grants to three directors for a total of 238,584 shares at an exercise price of $0.25 per share. The stock option grant expires in five years. The stock option grants vested at issuance.

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

Employment and Related Agreements

Employment Agreement with Ronald P. Erickson, Chairman of the Board and Chief Executive Officer

See the Employment Agreement for Ronald P. Erickson that was disclosed in Form 10-K filed with the SEC on December 19, 2023. Mr. Erickson was appointed Chief Executive Officer on January 23, 2023.

Employment Agreement with Peter J. Conley, Chief Financial Officer and Senior Vice President, Intellectual Property

See the Employment Agreement for Peter J. Conley that was disclosed in Form 10-K filed with the SEC on December 19, 2023.

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

Lab Facilities and Executive Offices

On May 18, 2021, the Company entered into a lease for its lab facilities located at 914 E Pine Street, Suite 212, Seattle, WA 98122 and leased 2,642 square feet. The net monthly lease payment was $8,697 and increases by 3% annually. The lease was terminated on February 5, 2024.

On October 11, 2021, the Company entered into the First Amendment of Lease and added 2,485 square feet for $5,000 per month.  On September 20, 2022, the Company entered into the Second Amendment of Lease for additional space. The expanded space will be utilized for research and testing. The Amendment of Lease expired on December 31, 2023.

On November 22, 2022, the Company leased an additional 1,800 square feet of lab facilities at 123 Boylston Ave, Suite C, Seattle, WA 98102 with a net monthly payment is $2,250. The lease was set to expire on November 21, 2023 and has been extended on a month-to-month basis.

During the year ended September 30, 2024, the Company expects to consolidate all offices into one location in downtown Seattle, Washington.

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

AI Mind commenced operations during the year ended September 30, 2021. The Company was dissolved on July 25, 2023.

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to December 31, 2023, there were the material transactions that require disclosure:

On February 5, 2024, the Company terminated a lease for its lab facilities located at 914 E Pine Street, Suite 212, Seattle, WA 98122.

On February 8, 2024, the Company issued the following compensation to directors for 2023 and 2024 services:

Stock option grants totaling 2,371,233 at $0.49 per share. The grants are fully vested and expire in five years.

Stock awards totaling 348,492 shares of the Company’s common stock that were valued at $0.49 per share.

On February 8, 2024, Company extended the following warrants:

Warrants to purchase common stock totaling 1,243,102 shares and due to expire in 2024 were extended by two years.

Warrants to purchase common stock for Ronald P. Erickson and parties affiliated with Mr. Erickson totaling 1,894,666 shares and due to expire on January 30, 2024 were extended by two years.

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

The Know Labs Technology

We have internally and under contract with third parties developed proprietary platform technology to uniquely identify and measure almost any organic and inorganic material or analyte. Our patented technology directs electromagnetic energy in the radio wave and microwave frequencies through a substance or material to capture a unique molecular signature. We then perform analytics which will allow the Company to accurately identify and measure materials and analytes.

Our technology provides a unique platform upon which a myriad of applications can be developed. Our radio frequency spectroscopy technology is an “enabling” technology that brings the science of electromagnetic energy to low-cost, real-world commercialization opportunities across multiple industries. The technology is foundational and, as such, the basis upon which we believe significant businesses can be built. While we are pursuing our core focus on commercializing our non-invasive glucose monitor, we believe non-core clinical, non-clinical and medical research applications represent a multitude of opportunities for strategic collaboration, joint development, and licensing agreements with leading companies in their respective industries.

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

As a consequence, a significant amount of our focus has shifted to algorithm development.  This involves sophisticated development of algorithms which derive meaningful information from the raw data obtained by our sensor.  These algorithms are developed through the utilization of machine learning (ML) by means of training various models. We will continue data collection to further refine the accuracy of the algorithm until we feel confident that we can be successful in FDA clinical trials and bring to the market the first non-invasive blood glucose monitor.

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

We continue to build the internal and external development team necessary to commercialize our technology. Our ability to obtain exacting results from the data collected through our sensor technology is enabled by our trade secret algorithms built through our machine learning platform. We have been and continue to refine these algorithms so they can accurately determine blood glucose levels across a broad population. We believe our algorithms can also provide accurate measurements for blood alcohol and blood oxygen levels, which we have identified in preliminary tests.  We expect them to provide the analytics for the long list of other potential analytes in the human body many of which are set forth in our issued patent USPTO 11,033,208 B1.

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

The results of our technical feasibility study titled, “Technical Feasibility of a Novel Sensor for Non-Invasive Blood Glucose Monitoring Compared to Dexcom G6®.” These results were presented at the American Association of Clinical Endocrinology (AACE) Annual Meeting in Seattle, WA on May 5, 2023. The study was performed by the Know Labs Clinical Development Team at Know Labs Research Laboratory in Seattle. The purpose of this technical feasibility study was to demonstrate hardware and software infrastructure stability, and to collect additional data to determine the accuracy of the sensor at quantifying BGC in vivo non-invasively using radio frequency by means of training a neural network (NN) model to predict readings of the Dexcom G6® as a proxy for BGC. The study was peer-reviewed by the American Association of Clinical Endocrinology.

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

Product Strategy

We have announced the development of our non-invasive glucose monitor and our desire to obtain FDA clearance for the marketing of this product. We are currently undertaking internal development work of this product for the commercial marketplace. We have also announced the engagement of several strategic partners and advisors focused on sensor technology, product design, data science, machine learning, manufacturing and regulatory affairs, who we will work with to bring this product to market.  The announcement of our Generation 1 working prototype device was a significant milestone for the Company. It has been used in internal testing and sensor characterization work to inform the development of our Generation 2 prototype device. We have also announced the work being done on the Generation 2 prototype device, which is a wearable format and may be a potential final format that would be presented to the FDA for market clearance. We will make further announcements regarding the product as development, testing, manufacturing, and regulatory approval work progresses.

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

We group our competition into three large categories. Those are (i) large global technology companies who may enter the blood glucose monitoring and other medical diagnostic markets, (ii) legacy providers of blood glucose monitoring technology, and (iii) new entrants working to achieve a non-invasive solution or more acceptable blood glucose monitoring solutions which may or may not be similar to our technology. With regard to companies in each category, we perform due diligence from all publicly available sources of information on their relevant technologies and their product plans. This information informs and refines our activities and underscores our sense of urgency as we work to bring our own technology to the marketplace. As it relates to all competitors, we continue to focus on building the world’s most robust patent portfolio in this space. PatSnap Research and ipCapital Group, two leading patent analytic firms, have ranked Know Labs #1 for global patent leadership in non-invasive glucose monitoring patents. We have retained both organizations to perform patent related work.  We continue to build out our patent portfolio and grow our trade secret AI and ML driven algorithms. Patents issued, pending, and in-process increased from 107 to 264 YoY (+147% vs. market +35%) reflecting our high rate of innovation.

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

•

With a potential ever-growing body of non-invasively determined analytes available from individuals utilizing our technology we believe, over time, with longitudinal data we will be able to engage in so-called “predictive health” and provide early warnings of the onset of disease.

•

Significantly, every new application will likely function utilizing the same sensor. We expect that hardware changes will not be required to target new analytes, so you will not need a new device, but an updated software algorithm will be required.

•	Each new application provides potential new opportunities for monetization of the platform technology. Each additional analyte we identify over time may require its own subsequent FDA clearance.

Research and Development

Our current research and development efforts are primarily focused on improving our radio frequency spectroscopy technology for the monitoring of blood glucose. As part of this effort, we continuously perform clinical testing of our devices following IRB-approved protocols, and we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. As resources permit, we plan to focus on extending the capacity of our sensor technology to identify new analytes and applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies. We engage third party experts as required to supplement our internal team. We incurred expenses of $1,486,000 and $1,743,000 for the three months ended December 31, 2023 and 2022, respectively, on development activities.

The cornerstone of our foundational platform technology is our intellectual property portfolio. We have pursued an active intellectual property strategy which includes focus on patents where appropriate and a diligent protection of trade secrets. To date, we have been granted 33 patents and 26 design patents. These include 13 patents on our early work on the visible and near visible portions of the electromagnetic spectrum, which were a point of creative departure as we explored and invented our current radio frequency sensor technology. These also include 9 patents related to our Particle subsidiary. We currently have a number of patents pending and continue, on a regular basis, with the filing of new patents. If we include pending patents, our IP portfolio reaches 261 patents issued and pending, which positions the company as the top worldwide IP holder in non-invasive blood glucose monitoring, according to ipCapital Group, a leading IP and innovation consulting firm. We possess all rights, title and interest to the issued patents.

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

Employees

As of December 31, 2023, we had 12 full-time and part-time employees. Our senior management and other personnel are co-located in our Seattle, Washington offices and remote. The Company expanded its utilization of consulting firms and individual contractors to supplement our reduced workforce in an effort to reduce fixed expenses and extend operating resources.

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

In June of 2023, the Company issued 1,402,784 shares of common stock as dividends  to the holder of Series D Convertible Preferred stock as settlement of cumulative unpaid dividends through December 2022.

On July 26, 2023, we announced the completion of a new study demonstrating that continued algorithm refinement and more high-quality data improved the accuracy of the Bio-RFID sensor technology, resulting in an overall Mean Absolute Relative Difference (MARD) of 11.27%.

On August 9, 2023, we authorized the Company to file a series of amendments to the certificates of designation for certain series of our preferred stock, and the restatement of its articles of incorporation, as described below, each of which were filed with the Nevada Secretary of State effective August 11, 2023. Based upon the June 2023 issuance of common stock dividends  to Series D Convertible Preferred Stockholder and the modified terms and conditions  of Series C and D certificates of designation, it was determined that Series C and D preferred dividends need to be accreted for the cumulative unpaid dividends. As of September 30, 2023, cumulative unpaid Series C and D totaled approximately $800,000 which converts to approximately 3,202,0000  shares of common stock. We have recorded $3,590,283 in cumulative deemed dividends related to Series C and D Preferred Stock which have not been paid.

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

On September 29, 2023, we closed an offering of our common stock pursuant to which we sold 28,000,000 shares of common stock, at a purchase price of $0.25 per share via an S-1 registration statement. After deducting underwriting commissions and other offering expenses, we received net proceeds of $5,472,791. As part of the offering,  we issued common stock purchase warrants to the Underwriter Representatives to purchase an aggregate of 1,960,000 shares of Common Stock at an exercise price of $0.25 per share, subject to adjustments. The Representatives’ Warrants are immediately exercisable and may be exercised at any time and from time to time, in whole or in part, until September 26, 2028 and may be exercised on a cashless basis.

On October 26, 2023, we closed an offering of our common stock pursuant to which we sold 883,061 shares of common stock, at a purchase price of $0.25 per share. After deducting underwriting commissions and other offering expenses, we received net proceeds of $203,105. We issued common stock purchase warrants to Boustead Securities, LLC and The Benchmark Company, LLC to purchase an aggregate of 123,648 shares of Common Stock at an exercise price of $0.25 per share, subject to adjustments.

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

Results of Operations

The following table sets forth key components of our results of operations during the three months ended December 31, 2023 and 2022.

(dollars in thousands)

	Three Months Ended December 31,
	2023	2022	$ Variance	% Variance

Operating expenses-
Research and development and operating expenses-
Research and development expenses	$1,487	$1,743	$256	14.7%
Selling, general and administrative expenses	2,011	1,905	(106)	-5.6%
Total operating expenses	3,498	3,648	150	4.1%
Operating loss	(3,498)	(3,648)	150	4.1%
Other expense:
Interest income	51	-	51	100.0%
Interest expense	-	(227)	227	100.0%
Other (expense) income, net	-	52	(52)	-100.0%
Total other income (expense), net	51	(175)	226	129.1%
Loss before income taxes	(3,447)	(3,823)	376	9.8%
Income tax expense	-	-	-	0.0%
Net loss	$(3,447)	$(3,823)	$376	9.8%

Research and Development Expenses. Research and development expenses for the three months ended December 31, 2023 decreased $256,000 to $1,487,000 as compared to $1,743,000 for the three months ended December 31, 2022. The decrease was due to decreased personnel, use of consultant, expenditures related to the development of our radio frequency spectroscopy  Bio-RFID™ technology. During the year ended September 30, 2023, we reduced our headcount by nine and operating expenses and used external consultants to reduce the future cost of the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2023 increased $106,000 to $2,011,000 as compared to $1,905,000 for the three months ended December 31, 2022. The increase primarily was due to (i) an increase of $280,000 in salaries; (ii) a decrease in insurance of $101,000; and (iii) a decrease in other expenses of $73,000. As part of the selling, general and administrative expenses for the three months ended December 31, 2023 and 2022, we recorded $69,000 and $52,000, respectively, of investor relationship and business development expenses.

Other Income (Expense), Net. Other income (expense), net for the three months ended December 31, 2023 was $51,000 as compared to other expense net of $175,000 for the three months ended December 31, 2022. The other income, net for the three months ended December 31, 2023 included interest income of $51,000.

The other expense, net for the three months ended December 31, 2022 included (i) interest expense of $227,000, offset by (ii) interest income of $52,000.

Net Loss. Net loss for the three months ended December 31, 2023 was $3,447,000 as compared to $3,823,000 for the three months ended December 31, 2022. The net loss for the three months ended December 31, 2023 included non-cash expenses of $792,000. The non-cash items include (i) depreciation and amortization of $19,000; (ii) stock based compensation- stock options of $699,000; (iii) issuance of common stock for services of $26,000; and (iv) amortization of operating lease right-of-use asset of $48,000.

The net loss for the three months ended December 31, 2022 included non-cash expenses of $1,097,000. The non-cash items include (i) depreciation and amortization of $103,000; (ii) stock based compensation- stock options of $744,000; (iii) expenses for extension of notes and warrants of $207,000; (iv) amortization of operating lease right-of-use asset of $44,000 and offset by (v) other of $1,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

We have cash and cash equivalents of $4,821,000 and net working capital of approximately $3,796,000 (exclusive of convertible notes payable) as of December 31, 2023. We anticipate that we will record losses from operations for the foreseeable future. As of December 31, 2023, our accumulated deficit was $125,351,000 and net losses in the amount of $3,447,000, $15,289,000 and $20,071,000 during the three months ended December 31, 2023 and years ended September 30, 2023 and 2022, respectively. We incurred non-cash expenses of $792,000, $4,768,000, and $12,164,000 during the three months ended December 31, 2023 and the years ended September 30, 2023 and 2022, respectively.

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

Operating Activities

Net cash used in operating activities for the three months ended December 31, 2023 and 2022 was $3,393,000 and $2,917,000, respectively. The net cash used in operating activities for the three months ended December 31, 2023 was primarily related to (i) a net loss of $3,447,000; (ii) working capital changes of $738,000; and offset by (iii) non-cash expenses of $792,000. The non-cash items include (iv) depreciation and amortization of $19,000; (v) stock based compensation- stock options of $699,000; (vi) issuance of common stock for services of $26,000; and (vii) amortization of operating lease right-of-use asset of $48,000.

The net cash used in operating activities for the three months ended December 31, 2022 was primarily related to (i) a net loss of 3,823,000; (ii) working capital changes of $194,000; and (iii) non-cash expenses of $1,097,000.

Investing Activities

Net cash used in investing activities for the three months ended December 31, 2023 and 2022 was $13,000 and $11,000, respectively. There amounts were primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the for the three months ended December 31, 2023 and 2022 was $203,000 and $15,000, respectively. The net cash provided by financing activities for the three months ended December 31, 2023 was primarily related to issuance of common stock for a common stock offering, net of expenses of $203,000. On October 26, 2023, we closed an offering of our common stock pursuant to which we sold 883,061 shares of common stock, at a purchase price of $0.25 per share. After deducting underwriting commissions and other offering expenses, we received net proceeds of $203,105.

The net cash provided by financing activities for the three months ended December 31, 2022 was primarily related to (i) proceeds from the issuance of common stock for the exercise of warrants of $13,000; and (ii) proceeds from the issuance of common stock for the exercise of stock option grants of $2,000.

Our contractual cash obligations as of December 31, 2023 are summarized in the table below:

		Less Than
Contractual Cash Obligations (1)	Total	1 Year
Operating leases	$85,748	$85,748
Convertible notes payable	2,255,066	2,255,066
	$2,340,814	$2,340,814

(1) Convertible notes payable includes $2,255,066 (excluding $506,865 adjustment for debt extinguishment accounting) that can be converted into common stock upon demand. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID” technologies. None of the expenditures are contractual obligations as of December 31, 2023.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2023 and September 30, 2023 are based upon the short-term nature of the assets and liabilities.

We have a money market account which is considered a Level 1 asset. The balance as of December 31, 2023 and September 30, 2023 was $4,787,378, and $7,836,393, respectively. No other assets or liabilities are required to be recorded at fair value on a recurring nature.

Derivative Financial Instruments. Pursuant to ASC 815 “Derivatives and Hedging”, we evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. We then determine if embedded derivative must be bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, we use a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. We determined that the conversion features for purposes of bifurcation within convertible notes payable issued during 2020 and 2021 were immaterial and as of December 31, 2023 all such convertible notes have been converted to common stock.

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

We had no holdings of derivative financial or commodity instruments at December 31, 2023.

We are exposed to financial market risks, including changes in interest rates. We do not use any financial instruments for speculative or trading purposes. Fluctuations in interest rates would not have a material effect on our financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures are effective at the reasonable assurance level

b) Inherent Limitations on Internal controls

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

c) Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2023, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

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

We have cash and cash equivalents of $4,821,000 and net working capital of approximately $3,796,000 (exclusive of convertible notes payable) as of December 31, 2023. We anticipate that we will record losses from operations for the foreseeable future. We believe that we have enough available cash to operate until June 30, 2024. As of December 31, 2023, our accumulated deficit was $125,351,000. We intend to seek additional cash via equity and debt offerings. As a result of not having at least twelve months of cash available and not having any firm commitment for debt or equity financing, substantial doubt about the Company’s ability to continue on a going concern exists.

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

As ofDecember 31, 2023, we owed approximately $2,958,000 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

We owe $2,762,000 under various convertible promissory notes as of December 31, 2023, including $1,301,000 to Clayton Struve who owns 100% of outstanding Series C and D Preferred stock, and $1,461,000 owed to entities controlled by Ronald P. Erickson, our CEO and Chairman. Mr. Erickson and/or entities with which he is affiliated also have accounts payable and accrued liabilities $196,000 as of December 31, 2023 related to accrued interest. We may need additional financing, to service and/or repay these debt obligations. If we raise additional capital through borrowing or other debt financing, we may incur substantial interest expense. If and when we raise more equity capital in the future, it will result in substantial dilution to our current stockholders.

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have experienced net losses since inception. As of December 31, 2023, we had an accumulated deficit of $125,351,000 and net losses in the amount of $3,447,000, $15,289,000 and $20,071,000 during the three months ended December 31, 2023 and years ended September 30, 2023 and 2022, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our businesses have produced minimal revenues and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, financial condition and common stock price per share.

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

Our success depends on our ability to develop and market devices that are recognized as accurate, safe and cost-effective. They must be safe and deliver the required level of accuracy under any condition, regardless of the user, as determined by their intended use. This will be achieved through continued refinement of our technology. Before presenting it to the FDA, additional development is needed to increase its generalizability.

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

As of December 31, 2023, we had 81,346,524 shares of common stock issued and outstanding. As of December 31, 2023, there were options outstanding for the purchase of 28,220,473 shares of our common stock (including unearned stock option grants totaling 4,179,825 shares related to performance targets), warrants for the purchase of 20,984,961 shares of our common stock, 8,108,356 shares of the Company’s common stock issuable, collectively, upon the conversion of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, and approximately 3,201,534 shares of our common stock, collectively, reserved to pay accrued dividends on our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. In addition, the Company currently has 9,020,264 shares of its common stock at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,761,931.  Further, under the current terms of our  Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, and assuming no changes in the ownership thereof, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock.  All of the foregoing shares could potentially dilute future earnings per share but are excluded from the December 31, 2023, calculation of net loss per share because their impact is antidilutive.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2023, we had the following sales of unregistered sales of equity securities:

On October 10, 2023, we issued 105,000 shares total to three directors at an exercise price of $0.25 per share for director services.

On October 26, 2023, we closed an offering of our common stock pursuant to which we sold 883,061 shares of common stock, at a purchase price of $0.25 per share. After deducting underwriting commissions and other offering expenses, we received net proceeds of $203,105.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

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

KNOW LABS, INC.

(Registrant)

Date: February 14, 2024	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: February 14, 2024	By:	/s/ Peter J. Conley
Peter J. Conley
Chief Financial Officer
(Principal Financial and Accounting Officer)

