Form 10-Q
period 2024-03-31
KNOW LABS, INC.
filed 2024-05-15
CIK 1074828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, issued and outstanding as of May 15, 2024: 85,512,166 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ITEM 1.	FINANCIAL STATEMENTS

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS Unaudited

	March 31, 2024	September 30, 2023 (1)
ASSETS	Unaudited

CURRENT ASSETS:
Cash and cash equivalents	$4,709,690	$8,023,716
Total current assets	4,709,690	8,023,716

PROPERTY AND EQUIPMENT, NET	55,655	81,325

OTHER ASSETS
Other assets	163,628	15,766
Operating lease right-of-use asset	9,175	145,090

TOTAL ASSETS	$4,938,148	$8,265,897

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$1,031,600	$1,292,861
Accrued expenses	98,954	94,062
Accrued expenses - related parties	97,822	218,334
Current portion of convertible notes payable, net	3,819,660	2,761,931
Current portion of operating lease right-of-use liability	14,500	154,797
Total current liabilities	5,062,536	4,521,985

NON-CURRENT LIABILITIES:
Non-current portion of convertible notes payable, net	1,629,586	-
Total liabilities	6,692,122	4,521,985

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock - $0.001 par value, 5,000,000 shares authorized, Series C and D shares issued and outstanding as follows:
Series C Convertible Preferred stock $0.001 par value, 30,000 shares authorized, 17,858 shares issued and outstanding at 3/31/2024 and 9/30/2023, respectively	1,790	1,790
Series D Convertible Preferred stock $0.001 par value, 20,000 shares authorized, 10,161 shares issued and outstanding at 3/31/2024 and 9/30/2023, respectively	1,015	1,015
Common stock - $0.001 par value, 200,000,000 shares authorized, 82,512,166 and 80,358,463 shares issued and outstanding at 3/31/2024 and 9/30/2023, respectively	82,512	80,358
Additional paid in capital	129,008,023	125,501,537
Accumulated deficit	(130,847,314)	(121,840,788)
Total stockholders' (deficit) equity	(1,753,974)	3,743,912

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$4,938,148	$8,265,897

(1) Derived from the audited consolidated balance sheet.

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended,		Six Months Ended,
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
	Unaudited	Unaudited	Unaudited	Unaudited

OPERATING EXPENSES-
RESEARCH AND DEVELOPMENT EXPENSES	$2,175,245	$2,563,469	$3,661,633	$4,306,520
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,550,848	2,242,658	4,538,657	4,147,729
Total operating expenses	4,726,093	4,806,127	8,200,290	8,454,249
OPERATING LOSS	(4,726,093)	(4,806,127)	(8,200,290)	(8,454,249)

OTHER INCOME (EXPENSE), NET
Interest income	45,243	-	96,253	-
Interest expense	(716,814)	(124,075)	(740,251)	(298,812)
Total other expense, net	(671,571)	(124,075)	(643,998)	(298,812)

LOSS BEFORE INCOME TAXES	(5,397,664)	(4,930,202)	(8,844,288)	(8,753,061)

Income tax expense	-	-	-	-

NET LOSS	(5,397,664)	(4,930,202)	(8,844,288)	(8,753,061)

Deemed dividends on Series C and D Preferred Stock	(98,609)	-	(162,238)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,496,273)	$(4,930,202)	$(9,006,526)	$(8,753,061)

Basic and diluted loss per share	$(0.07)	$(0.10)	$(0.11)	$(0.18)

Weighted average shares of common stock outstanding- basic and diluted	81,766,128	48,207,937	81,428,231	48,197,581

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

Unaudited

									Total
	Series C Convertible		Series D Convertible				Additional		Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Equity/
	Shares	$	Shares	$	Shares	$	Capital	Deficit	(Deficit)
Balance as of October 1, 2022	17,858	$1,790	10,161	$1,015	48,156,062	$48,158	$111,209,388	$(101,397,738)	$9,862,613
Stock compensation expense - employee options	-	-	-	-	-	-	744,640	-	744,640
Issuance of common stock for stock option exercises	-	-	-	-	1,875	1	2,342	-	2,343
Issuance of common stock for exercise of warrants	-	-	-	-	50,000	50	12,450	-	12,500
Expenses for extension of notes and warrants	-	-	-	-	-	-	206,994	-	206,994
Net loss	-	-	-	-	-	-	-	(3,822,859)	(3,822,859)
Balance as of December 31, 2022	17,858	1,790	10,161	1,015	48,207,937	48,209	112,175,814	(105,220,597)	7,006,231
Stock compensation expense - employee options	-	-	-	-	-	-	1,182,547	-	1,182,547
Expenses for extension of notes and warrants	-	-	-	-	-	-	142,727	-	142,727
Net loss	-	-	-	-	-	-	-	(4,930,202)	(4,930,202)
Balance as of March 31, 2023	17,858	1,790	10,161	1,015	48,207,937	48,209	113,501,088	(110,150,799)	3,401,303

Balance as of October 1, 2023	17,858	1,790	10,161	1,015	80,358,463	80,358	125,501,537	(121,840,788)	3,743,912
Stock compensation expense - employee options	-	-	-	-	-	-	699,246	-	699,246
Issuance of common stock for services	-	-	-	-	105,000	105	26,145	-	26,250
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	63,629	(63,629)	-
Issuance of common stock for common stock offering	-	-	-	-	883,061	884	202,221	-	203,105
Net loss	-	-	-	-	-	-	-	(3,446,624)	(3,446,624)
Balance as of December 31, 2023	17,858	1,790	10,161	1,015	81,346,524	81,347	126,492,778	(125,351,041)	1,225,889
Stock compensation expense - employee options	-	-	-	-	-	-	616,317	-	616,317
Issuance of common stock for services	-	-	-	-	348,492	347	170,413	-	170,760
Issuance of common stock for exercise of warrants	-	-	-	-	714,848	715	(715)	-	-
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	98,609	(98,609)	-
Expenses for extension of notes and warrants	-	-	-	-	-	-	594,761	-	594,761
Issuance of shares and warrants in connection with debt offering	-	-	-	-	102,302	103	1,035,860	-	1,035,963
Net loss	-	-	-	-	-	-	-	(5,397,664)	(5,397,664)
Balance as of March 31, 2024	17,858	$1,790	10,161	$1,015	82,512,166	$82,512	$129,008,023	$(130,847,314)	$(1,753,974)

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended,
	March 31, 2024	March 31, 2023
	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,844,288)	$(8,753,061)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	38,367	205,094
Stock based compensation - stock option grants	1,315,563	1,927,187
Issuance of common stock for services	277,010	-
Amortization of operating lease right-of-use asset	135,915	89,612
Amortization of debt issuance costs	100,029	-
Interest expense for extension of notes and warrants	594,761	349,721
Changes in operating assets and liabilities:
Other long-term assets	(147,862)	(1,999)
Operating lease right-of-use liability	(140,297)	(92,270)
Accounts payable - trade and accrued expenses	(376,882)	(64,933)
NET CASH (USED IN) OPERATING ACTIVITIES	(7,047,684)	(6,340,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of research and development equipment	(12,696)	(41,857)
NET CASH (USED IN) INVESTING ACTIVITIES:	(12,696)	(41,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt offering	3,805,699	-
Proceeds from issuance of common stock offering, net	203,105	-
Payments for debt offering	(262,450)	-
Proceeds from issuance of common stock for stock options exercise	-	2,343
Proceeds from issuance of common stock for warrant exercise	-	12,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,746,354	14,843

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,314,026)	(6,367,663)

CASH AND CASH EQUIVALENTS, beginning of period	8,023,716	12,593,692

CASH AND CASH EQUIVALENTS, end of period	$4,709,690	$6,226,029

Supplemental disclosure of non-cash financing activity:
Deemed dividends on Series C and D Preferred Stock	$162,238	$-
Warrants issued for debt offering	$1,536,743	$-

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission on December 19, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

The first application of our sensor technology is in a product to non-invasively monitor blood glucose levels. Our device will provide the user with real-time information on their blood glucose levels. We launched the Generation 2 working prototype device during the three months ended March 31, 2024. This device embodies the sensor which has been used in internal clinical testing. The device, which is a wearable format and may be a final form factor, ready for commercialization. That device will be utilized in expanded internal and external testing. The device may be refined over time and will require FDA clearance prior to entering the market.

2. LIQUIDITY AND GOING CONCERN

The Company has cash and cash equivalents of $4,709,690 and net working capital of $3,466,814 ($3,819,660 exclusive of current portion of convertible notes payable) as of March 31, 2024. The Company anticipates that it will record losses from operations for the foreseeable future. The Company’s ability to transition profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The Company believes that it has enough available cash and flexibility with its operating expenses to operate until at least October 31, 2024.

On February 27, 2024, the Company (a) entered into a securities purchase agreement with the selling stockholder pursuant to which we may issue to the selling stockholder one or more senior convertible notes in the aggregate principal amount of up $14,400,000 for an aggregate purchase price equal to up to $12,000,000 and common stock purchase warrants and (b) issued a $4,800,000 Note and the Warrant to the selling stockholder in exchange for a purchase price of $4,000,000 and net proceeds of $3,805,699. See Note 6.

On March 20, 2024, the Company entered into an At the Market Offering Agreement with The Benchmark Company, LLC pursuant to which we may, from time to time, offer and sell shares of our common stock through or to The Benchmark Company, LLC as the Company’s sales agent or manager in an aggregate amount of up to $5,000,000.

The proceeds of warrants currently outstanding, which could be exercised on a cash basis, may generate potential proceeds of up to $20,808,000. The Company expects that portions of these warrants will be exercised but there is no guarantee any portion will be exercised.

Management of the Company intends to raise additional funds through the issuance of equity securities or debt. The Company is currently working on some capital fund raising transactions. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. As a result, the substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation –These unaudited condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation – The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Particle. Intercompany items and transactions have been eliminated in consolidation.

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

Research and Development Expenses – Research and development expenses consist of the cost of officers, employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes. The Company incurred expenses of $3,661,633 and $4,306,520 for the six months ended March 31, 2024 and 2023, respectively, on development activities.

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the three months ended March 31, 2024 and 2023 were $104,365 and $105,045, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of March 31, 2024 and 2023 are based upon the short-term nature of the assets and liabilities. The fair value of the Company’s convertible notes payable are not readily available given the terms and conditions, including the conversion features, are complex.

The Company has a money market account which is considered a Level 1 asset. The balance as of March 31, 2024 and September 30, 2023 was $4,782,621 and $7,836,393, respectively. No other assets or liabilities are required to be recorded at fair value on a recurring nature.

Derivative Financial Instruments – Pursuant to ASC 815 “Derivatives and Hedging”, the Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company then determines if an embedded derivative must be bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the unaudited consolidated balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company determined that the conversion features for purposes of bifurcation within its currently outstanding convertible notes payable were immaterial and there was no derivative liability to be recorded as of March 31, 2024 and 2023.

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

As of March 31, 2024, the Company had 82,512,166 shares of common stock issued and outstanding. As of March 31, 2024, there were options outstanding for the purchase of 29,022,016 shares of the Company’s common stock (including unearned stock option grants totaling 4,179,825 shares related to performance targets), warrants for the purchase of 22,984,961 shares of the Company’s common stock, 8,108,356 shares of the Company’s common stock issuable, collectively, upon the conversion of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, and approximately 3,361,095 shares of the Company’s common stock, collectively, reserved to pay accrued dividends on our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. In addition, the Company currently has 9,020,264 shares of its common stock at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,761,939 and 4,800,000 shares of its common stock at the current price of $1.00 per share reserved and are issuable upon conversion of convertible debentures of $4,800,000. Further, under the current terms of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, and assuming no changes in the ownership thereof, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the March 31, 2024, calculation of net loss per share because the impact is antidilutive.

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

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the three months ended March 31, 2024 and 2023 and comprehensive loss for those periods.

Dividend Policy – The Company has never paid any cash dividends and intends, for the foreseeable future, to retain any future earnings for the development of its business. The Company’s future dividend policy will be determined by the board of directors on the basis of various factors, including results of operations, financial condition, capital requirements and investment opportunities.

Use of Estimates – The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Based on the Company’s review of accounting standard updates recently issued, those standards not yet required to be adopted and proposed standards for the future, the Company does not believe such items are expected to have a significant impact on the Company’s consolidated financial statements.

4. PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2024 and 2023 was comprised of the following:

	Estimated
	Useful Lives	March 31, 2024	September 30, 2023
Machinery and equipment	2-3 years	$226,027	$213,330
Furniture and fixtures	3 years	21,366	21,366
Less: accumulated depreciation		(191,738)	(153,371)
		$55,655	$81,325

Total depreciation expense was $38,367 and $205,094 for the three months ended March 31, 2024 and 2023, respectively. Equipment is used primarily for research and development purposes and accordingly $36,450 and $194,839 in depreciation is classified in research and development expenses during the three months ended March 31, 2024 and 2023, respectively.

5.  LEASES

The Company has entered into operating leases for office and development facilities which range from two to three years and include options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use asses are recorded based upon the present value of the lease payments over the expected lease term. As of March 31, 2024 and September 30, 2023, total operating lease liabilities were approximately $14,500 and $154,797, respectively. Right of use assets totaled approximately $9,175 and $145,090 at March 31, 2024 and September 30, 2023, respectively. In the six months ended March 31, 2024 and 2023, the Company recognized $113,305 and $146,343, respectively in total lease costs for the leases. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was three months at March 31, 2024 and the weighted average discount rate was 7%.

The minimum future lease payments as of March 31, 2024 are as follows:

Year Ended March 31, 2025
Total remaining payments	$8,723
Less imputed interest	5,777
Total lease liability	$14,500

6. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible notes payable as of March 31, 2024 and September 30, 2023 are summarized below:

	March 31, 2024	September 30, 2023
Clayton A. Struve	$1,301,005	$1,301,005
Ronald P. Erickson and affiliates	1,460,926	1,460,926
Lind Global Fund II LP	2,687,315	-
	$5,449,246	$2,761,931

Long term	$1,629,586	$-
Short term	3,819,659	2,761,931
	$5,449,246	$2,761,931

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve, a significant stockholder, $1,301,005 under convertible promissory or OID notes. The Company recorded accrued interest of $97,822 and $94,062 as of March 31, 2024 and September 30, 2023, respectively. On September 15, 2023, the due dates on the notes was further extended to September 30, 2024. The Company expensed $230,005 as loss on debt extinguishment during the year ended September 30, 2023 related to the extension of the notes. The Company recorded in convertible note payable the incremental value related to the conversion feature and as such, we recorded the extension value as an expense with an offset to convertible note payable. The extension value will be reclassified to equity upon conversion.

Convertible Redeemable Promissory Notes with J3E2A2Z

The Company owes Ronald P. Erickson and J3E2A2Z, an entity affiliated controlled by Ronald P. Erickson $1,460,926 under convertible promissory notes. On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of our for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The Company recorded accrued interest of $98,953 and $218,334 as of March 31, 2024 and September 30, 2023, respectively. On September 15, 2023, the due dates on the notes were extended to September 30, 2024. The Company expensed $276,860 as interest during the year ended September 30, 2023 related to the extension of the notes. The Company recorded in convertible note payable the incremental value related to the conversion feature and as such, we recorded the extension value as an expense with an offset to convertible note payable. The extension value will be amortized to equity upon conversion.

Senior Convertible Note with Lind Global Fund II, LP

On February 27, 2024, the Company (a) entered into a securities purchase agreement with Lind Global Fund II, LP (“Lind”), pursuant to which the Company may issue Lind one or more senior convertible notes (the “Notes”) in the aggregate principal amount of up to Fourteen Million Four Hundred Thousand Dollars ($14,400,000) for an aggregate purchase price equal to up to Twelve Million Dollars ($12,000,000) (the “Offering”) and Common Stock purchase warrants and (b) issued to Lind an initial Note with an outstanding principal amount of Four Million Eight Hundred Thousand Dollars ($4,800,000) in exchange for a purchase price of Four Million Dollars ($4,000,000), that is convertible into shares of the Company’s common stock at an initial conversion price of $1.00 per share, subject to adjustment, and an initial Warrant to purchase up to 6,000,000 shares of the Company’s common stock at an initial exercise price of $0.80 per share, subject to adjustment. Warrant Shares issued shall be equal to the applicable funding amount multiplied by 75% and divided by the volume weighted average price of the common stock on the trading date immediately preceding the closing date. The Company issued 3,000,000 to Lind in connection with the $4,000,000 funding amounts.

The Notes bearing $800,000 Original Issue Discount (the “OID”) do not carry any interest. Beginning on the date that is 120 days from the issuance date of each Note and on each one (1) month anniversary thereafter for 20 months, the Company shall pay Lind an amount equal to the greater of (x) 5% of the aggregate principal amount of such Note or (y) $240,000, until the outstanding principal amount of such Note has been paid in full prior to or on its maturity date or, if earlier, upon acceleration, conversion or redemption of such Note in accordance with the terms thereof (the “Monthly Payments”). At the Company’s discretion, the Monthly Payments shall be made in (i) cash, (ii) shares of the Company’s common stock, or (iii) a combination of cash and shares; if made in shares, the number of shares shall be determined by dividing (x) the principal amount being paid in shares by (y) 90% of the average of the 3 lowest daily VWAPs during the 20 trading days prior to the applicable payment date. The Notes set forth certain conditions that must be satisfied before the Company may make any Monthly Payments in shares of common stock. If the Company makes a Monthly Payment in cash, the Company must also pay Lind a cash premium of 5% of such Monthly Payment. Lind may elect with respect to no more than two (2) Monthly Payments to increase the amount of such monthly payment up to $750,000 which increase would be paid only in shares of the Company’s common stock upon notice to the Company. Any such increased payment shall be deducted from the amount of the last monthly payment owed under the Note.

Issuance of Note Shares and Warrant Shares upon repayment or conversion of Notes and exercise of Warrants is subject to an ownership limitation equal to 4.99% of the Company’s outstanding shares of common stock; provided, that if Lind and its affiliates beneficially own in excess of 4.99% of the Company’s outstanding shares of common stock, then such limitation shall automatically increase to 9.99% so long as Lind and its affiliates own in excess of 4.99% of such common stock (and shall, for the avoidance of doubt, automatically decrease to 4.99% upon Lind and its affiliates ceasing to own in excess of 4.99% of such common stock).

Upon the occurrence of any Event of Default, the Notes will become immediately due and payable and the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of each Note, in addition to any other remedies under the Note or the other Transaction Documents. Events of default include, among others, failure of the Company to make any Note payment when due, a default in any indebtedness or adverse judgements in excess of $250,000, the failure of the Company to instruct its transfer agent to issue unlegended certificates, the Company’s shares of common stock no longer being public traded or listed on a national securities exchange, any stop order or trading suspension restricting the trading in the Company’s common stock, and the Company’s market capitalization is below $15 million for consecutive 10 days.

The Warrant may be exercised via cashless exercise in the event there is no effective registration statement covering the shares of Common Stock underlying a Warrant exercise.

Pursuant to the terms of the Securities Purchase Agreement, if at any time prior to a date that is 24 months following the closing of the Offering, the Company proposes to offer or sell any additional securities in a subsequent financing, the Company shall first offer Lind the opportunity to purchase up to 20% of such new securities.

The Company’s obligations under the Notes are secured by a first-priority security interest in all of its assets pursuant to the terms of a Security Agreement in favor of Lind. In addition, in connection with the Offering, the Company’s subsidiary Particle, Inc., a Nevada corporation (“Particle”), has guaranteed all of the obligations of the Company in connection with the Offering pursuant to the terms of a Guaranty in favor of Lind.

The sale of the Notes and the terms of the Offering, including the Guaranty are set forth in the Securities Purchase Agreement, the Note, the Warrant, a Security Agreement, and Guaranty are the Transaction Documents.

Pursuant to the Securities Purchase Agreement, the Company registered all of the Note Shares and Warrant Shares issued to Lind in the Offering.

The Company received net proceeds of $3,805,699 in exchange for the issuance of the $4,800,000 Notes and 3,000,000 Warrant Shares. The fair value of the 3,000,000 Warrant Shares was $1,563,743on the date of issuance and was classified in equity. The value of the Warrant Shares was recorded as debt discount (with an offset to APIC) and will be amortized over the two-year term of the Notes.

In connection with this securities purchase agreement, the Company incurred approximately $994,000 of issuance costs of which $675,971 were allocated to the Note and $318,330 to the Warrant Shares. The amount allocated to the Notes was recorded as debt discount (with an offset to APIC) and will be amortized over the two-year term of the Notes.

The Company recorded $100,029 of amortization of debt issuance costs during the three and six months ended March 31, 2024 related to this security purchase agreement.

7. EQUITY

The following description summarizes important terms of the classes of our capital stock as of March 31, 2024.

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

Outstanding Shares of Capital Stock. The Company’s common stock is the only security of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. All outstanding shares of the Company’s capital stock are fully paid and nonassessable. As of March 31, 2024, there were:

•	82,512,166 shares of common stock issued and outstanding, held by holders of record;

•	17,858 shares of Series C Convertible Preferred Stock issued and outstanding, held by one holder of record; and

•	10,161 shares of Series D Convertible Preferred Stock issued and outstanding, held by one holder of record.

Securities Subject to Price Adjustments

If in the future, the Company sells its common stock at a price below $0.25 per share, the conversion price of our outstanding shares of series C convertible preferred stock and series D convertible preferred stock would adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of the convertible promissory notes referred to above and the exercise price of certain outstanding warrants to purchase 9,020,264 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments.

Series C and D Preferred Stock, Warrants and Dividends

On August 5, 2016, the Company closed a Series C Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a cumulative dividend of 8% and an ownership blocker of 4.99%. Dividends are due and payable in cash when declared by the Company or when the stock is converted. Series C Preferred stock is senior to Series D Preferred stock and is entitled to receive equal dividends paid to Series D. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Stock and warrant and its conversion price, were adjusted to $0.25 per share pursuant to the documents governing such instruments. As of March 31, 2024, Mr. Struve owns all of the 17,858 issued and outstanding shares of Series C Preferred Stock. Each holder of Preferred Series C is allowed to vote as a common shareholder as if the shares were converted to common stock up to the ownership blocker of 4.99%.

In 2017 the Company closed a $750,000 Series D Preferred Stock and Warrant offering with Mr. Struve. As of March 31, 2024, Mr. Struve owns all of the 10,161 issued and outstanding shares of Series D Preferred Stock. Each outstanding share of series D preferred stock will accrue cumulative cash dividends at a rate equal to 8.0% per annum, subject to adjustment as provided in the series D preferred stock certificate of designations. Dividends are due and payable in cash when declared by the Company or when the stock is converted. In addition, On August 14, 2017, the price of the Series D Preferred Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. Each holder of Preferred Series D is allowed to vote as a common shareholder as if the shares were converted to common stock up to the ownership blocker of 4.99%.

Based upon the modified terms and conditions of our Series C preferred stock and Series D preferred stock certificates of designations dated August 10, 2023, it was determined that Series C preferred stock and Series D preferred stock dividends need to be accreted going forward. As of March 31, 2024, cumulative unpaid Series C preferred stock and Series D preferred stock dividends totaled approximately $840,000, which on a converted-to-common-stock basis represents approximately 3,361,095 shares of common stock. The Company has recorded $3,688,892 in cumulative deemed dividends related to Series C preferred stock and D preferred stock which have not been paid, net of the approximately $351,000 of accumulated dividends with respect to the Series D preferred stock that were settled for 1,402,784 shares of common stock. Mr. Struve is subject to an ownership blocker limiting his ownership to 4.99% of our outstanding shares of common stock and thus the number of common shares he can receive for dividends. Unpaid accreted stock dividends will be issued to Mr. Struve if he converts preferred stock or if the Board declares a dividend thereon, limited to his 4.99% ownership blocker. Assuming no changes in the amount of outstanding Series C preferred stock or Series D preferred stock ownership, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock.

Common Stock

Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted. Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.

Six Months Ended March 31, 2024

During the six months ended March 31, 2024, we had the following sales of unregistered sales of equity securities:

The Company issued 453,492 shares of our common stock total to six directors at $0.434 per share for director services for a total value of $196,816 which was expensed during the quarter ended March 31, 2024.

On October 26, 2023, the Company closed an offering of its common stock pursuant to which we sold 883,061 shares of common stock, at a purchase price of $0.25 per share. After deducting underwriting commissions and other offering expenses, the Company received net proceeds of $203,105.

On March 7, 2024, the Company issued 102,302 shares of the Company’s common stock at $0.782 with a total value of $80,000 per share related to a debt offering. The $80,000 was recorded as debt issuance costs and is amortized over the two-year term of the debt.

Warrants to Purchase Common Stock

Six Months Ended March 31, 2024

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

On February 27, 2024, the Company (a) entered into a securities purchase agreement with Lind Global Fund II, LP (“Lind”), issued a Warrant to purchase up to 6,000,000 shares of the Company’s common stock at an initial exercise price of $0.80 per share, subject to adjustment. The Warrant may be exercised via cashless exercise in the event there is no effective registration statement covering the shares of Common Stock underlying a Warrant exercise. The initial 3,000,000 warrants issued were valued at $1,536,743 and recorded as debt issuance costs (with an offset to additional paid in capital) and are amortized over the two-year term of the Notes as a component of interest expense.

On March 8, 2024, the Company issued 714,828 shares of the Company’s common stock in a cashless warrant exercise.

Warrants to purchase 290,152 shares of common stock at $0.454 per share were forfeited.

A summary of the warrants outstanding as of March 31, 2024 were as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding October 1, 2023	20,866,313	$1.06
Issued	3,123,648	0.78
Exercised	(714,828)	(0.25)
Forfeited	(290,172)	(0.45)
Expired	-	-
Outstanding at end of period	22,984,961	$1.06
Exercisable at end of period	22,984,961

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2024:

	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exercisable	Price
8,788,029	1.84	$0.25	8,788,029	$0.25
3,000,000	4.92	0.80	3,000,000	0.80
6,512,207	1.73	1.20-1.85	6,512,207	1.20-1.85
4,684,725	2.10	2.00-3.00	4,684,725	2.00-3.00
22,984,961	2.22	$1.06	22,984,961	$1.06

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the six months ended March 31, 2024 were as follows:

Dividend yield	0%
Expected life	3 years
Expected volatility	105%
Risk free interest rate	4.32%

There were vested warrants of 22,984,961 with an aggregate intrinsic value of $3,339,451.

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

Six Months Ended March 31, 2024

During the six months ended March 31, 2024, the Company issued stock option grants to twenty nine employees and consultants for 16,340,548 shares at an average exercise price of $0.29 per share. The stock option grants expire in five years. The stock option grants primarily vest immediately to quarterly over two to four years.

During the six months ended March 31, 2024, stock option grants for 1,824,600 shares at an average exercise price of $1.55 per share were forfeited.

Stock option activity for the six months ended March 31, 2024 and the years ended September 30, 2023 and 2022 was as follows:

	Weighted Average
	Options	Exercise Price
Outstanding as of September 30, 2023	14,506,158	$1.55
Granted	16,340,548	0.29
Exercised	-	-
Forfeitures	(1,824,600)	(1.54)
Outstanding as of March 31, 2024	29,022,106	$0.84

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2024:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exercisable	Exercisable
$0.25-0.51	16,340,548	4.53	$0.29	4,038,613	$0.38
$0.88-1.25	2,161,875	2.66	0.15	2,024,375	0.55
$1.28 - 1.67	8,379,683	3.19	1.49	2,150,691	1.47
$1.79-3.67	2,140,000	2.78	2.19	990,625	2.15
	29,022,106	3.90	$0.84	9,204,304	$0.74

The significant weighted average assumptions relating to the valuation of the Company’s stock option grants for the three months ended March 31, 2024 were as follows:

Assumptions
Dividend yield	0%
Expected life	3 years
Expected volatility	105%
Risk free interest rate	4.16-4.23%

There are stock option grants of 29,022,106 shares as of March 31, 2024 with an aggregate intrinsic value of $6,595,047.

There are 29,022,106 (including unearned stock option grants totaling 4,179,825 shares related to performance milestones) options to purchase common stock at an average exercise price of $0.84 per share outstanding as of March 31, 2024 under the 2021 Plan. The Company recorded $1,315,563 and $1,927,187 of compensation expense, net of related tax effects, relative to stock options for the six months ended March 31, 2024 and 2023, respectively, in accordance with ASC 718. As of March 31, 2024, there is $6,662,517 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.9 years.

9. INCOME TAXES

The Company recorded a provision for income taxes of $0 for the six months ended March 31, 2024 and 2023.

The Company’s effective tax rate was 0% for the three months ended March 31, 2024 and 2023. The difference between the effective tax rate and the federal statutory tax rate primarily relates to the valuation allowance on the Company’s deferred tax assets.

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

As of March 31, 2024 and 2023, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

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

Related Party Transactions with Directors

During the six months ended March 31, 2024, the Company issued stock option grants to six directors for a total of 2,809,817 shares at an exercise price of $0.46 per share. The stock option grant expires in five years. The stock option grants vested at issuance.

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

On April 13, 2017, the Company leased its executive office located at 500 Union Street, Suite 810, Seattle, Washington, USA, 98101. The Company leases 943 square feet and the current net monthly payment is $2,908. The Company expects to vacate the office on May 31, 2024.

On May 18, 2021, the Company entered into a lease for its lab facilities located at 914 E Pine Street, Suite 212, Seattle, WA 98122 and leased 2,642 square feet. The net monthly lease payment was $8,697 and the lease was terminated on February 5, 2024.

On October 11, 2021, the Company entered into the First Amendment of Lease and added 2,485 square feet for $5,000 per month. On September 20, 2022, the Company entered into the Second Amendment of Lease for additional space. The expanded space was utilized for research and testing. The Amendment of Lease expired on December 31, 2023.

On November 22, 2022, the Company leased an additional 1,800 square feet of lab facilities at 123 Boylston Ave, Suite C, Seattle, WA 98102 with a net monthly payment is $2,250. The Company expects to vacate the office on May 31, 2024.

On March 2, 2024, the Company entered into a lease for executive and research and testing facilities at 619 Western Avenue, Suite 610, Seattle, Washington 98104. The Company leases 5,996 square feet and the current net monthly payment is $11,492 and increases at 3% annually after year one. The lease commences on May 1, 2024 and terminates on July 31, 2027.

12. SEGMENT REPORTING

The Company considers the business to currently have one operating segment; the development of its radio frequency spectroscopy technology with a first focus on non-invasively ascertaining blood glucose levels.

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to March 31, 2024, there were no material transactions that require disclosure:

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

BUSINESS

Overview

Know Labs is an emerging leader in non-invasive medical diagnostics. We are focused on the development and commercialization of our proprietary sensor technology utilizing radio and microwave spectroscopy. When paired with our artificial intelligence and machine learning derived algorithms, our technology is capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify, and measure the unique “signature” of said materials or analytes. While the Company’s core focus is on medical diagnostics its technology is a true platform with a myriad of applications outside of the medical diagnostic realm

The first application of our sensor technology is in a product to non-invasively monitor blood glucose levels. Our device will provide the user with real-time information on their blood glucose levels. We recently announced our KnowU™ non-invasive wearable continuous glucose monitor working prototype device. This device embodies the sensor which has been used in internal clinical testing. We are expanding our testing, both internally and externally, and will continue to refine the device over time, which will require FDA clearance before entering the market.

Following FDA clearance of our non-invasive blood glucose monitoring device, Know Labs plans to expand its sensor technology to other non-invasive medical diagnostic applications. As a platform technology, it can identify numerous other analytes in the human body that are important in medical diagnostics and human health and wellness. With data gathered over time by our sensor and analyzed by our algorithms our longer-term vision is to develop a technology that can provide what we call, “predictive health,” or an early warning system regarding the onset of disease.

While medical diagnostics applications, with blood glucose monitoring paramount, are the focus of Know Labs, the Company’s proprietary radio frequency and microwave spectroscopy platform have broad applicability outside of the medical diagnostic realm. .We have identified and are implementing new core workstreams to leverage our intellectual property portfolio of over 300 active patent assets, to generate revenues through patent licensing of opportunities developed in a “Skunkworks” program. We will make further announcements regarding this activity as work progresses.

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

The Know Labs Technology

We have internally and under contract with third parties developed proprietary platform technology to uniquely identify and measure almost any organic and inorganic material or analyte. Our patented technology directs electromagnetic energy in the radio wave and microwave frequencies to a substance or material to capture a unique molecular signature through the activation of a dialectic response known as permittivity from targeted analytes. We then perform analytics with our Artificial Intelligence (AI) and Machine Learning (ML) driven algorithms which will allow us to accurately identify and measure individual materials and analytes at the molecular level.

Our technology provides a unique platform upon which a myriad of applications can be developed. Our radio frequency dielectric spectroscopy technology is an “enabling” technology that brings the science of electromagnetic energy to low-cost, real-world commercialization opportunities across multiple industries. The technology is foundational and, as such, the basis upon which we believe significant businesses can be built. While we are pursuing our core focus on commercializing our non-invasive continuous glucose monitor, we believe non-core clinical, non-clinical and medical research applications represent a multitude of opportunities for strategic collaboration, joint development, and licensing agreements with leading companies in their respective industries.

We believe an important competitive differentiator for our sensor technology to be its ability to not only identify a wide range of organic and inorganic materials and analytes, but to do so non-invasively, and in real-time, which potentially enables new multivariate models of clinical diagnostics, and health and wellness monitoring.

Know Labs Sensor Technology: Hardware and Software

Our sensor technology embodies two key components: hardware and software. The key hardware component includes a sensor which both sends and receives a radio frequency signal. The data obtained by the receiving aspect of the sensor is analyzed by software. Today, the sensor portion of our hardware development is complete. This sensor is currently being used in our internal tests, and has been for the past several months, gathering billions of data points to further refine our algorithms.. It is the core component in our KnowU wearable, continuous glucose monitor prototype device and will be a core component of future versions of our device.

As a consequence, a significant amount of our focus has shifted from product development to data collection and algorithm development. This involves sophisticated development of AI and ML algorithms which derive meaningful information from the raw data obtained by our sensor. These algorithms are developed through the utilization of AI and ML by means of training various models. We will continue data collection to further refine the accuracy of the algorithm until we feel confident that we can be successful in FDA clinical trials and bring to the market the first non-invasive continuous glucose monitor.

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

On March 6, 2024, we announced interim results from our internal clinical research study, which assessed the accuracy of Know Labs’ proprietary radiofrequency (RF) dielectric sensor in non-invasively measuring blood glucose in participants with prediabetes and Type 2 diabetes using venous blood as a comparative reference – resulting in an overall Mean Absolute Relative Difference (MARD) of 11.1%. The ML model was trained to estimate reference venous blood glucose values on 80% of the data (520 paired values) randomly selected from measured values and then tested on the remaining, held out 20% (130 paired values), where a paired value is defined as data collected from the novel RF sensor paired with a single venous blood glucose value. This study has since been completed and represents an important step in our clinical development by using venous blood as a comparator, which will be required for future FDA clearance, and testing within the target population of the ultimate commercial product.

We continue to build the internal and external development team necessary to commercialize our technology. Our ability to obtain exacting results from the data collected through our sensor technology is enabled by our trade secret algorithms built through our AI and ML platform. We have been and continue to refine these algorithms so they can accurately determine blood glucose levels across a broad population. We believe our platform technology can also provide accurate measurements for blood alcohol and blood oxygen levels, both of which we have identified in preliminary tests. We expect our platform to provide the analytics for the long list of other potential analytes in the human body many of which are set forth in our issued patent USPTO 11,033,208 B1.

Validation and FDA Clearance

We are also focused on building strong external validation of the technology. This on-going initiative should provide additional evidence and support as we look to approach FDA approval. Over the past year, we have announced several significant validating studies. They include:

Interim results of our most recent clinical research study titled, “Non-Invasive Blood Glucose Monitoring in People with Diabetes Using an RF Sensor and Venous Blood Comparator.” This study was conducted in house at the Company’s lab and the interim results were presented at 17th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD) in Florence, Italy on March 6-9, 2024. The study assessed the accuracy of Know Labs’ proprietary radiofrequency dielectric sensor in non-invasively measuring blood glucose in participants with prediabetes and Type 2 diabetes using venous blood as a comparative reference – resulting in an overall Mean Absolute Relative Difference (MARD) of 11.1%.

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

Results of a study titled, "Algorithm Refinement in the Non-Invasive Detection of Blood Glucose Using Know Labs’ Bio-RFID Technology." The study demonstrates that algorithm optimization using a light gradient-boosting machine (lightGBM) machine learning model improved the accuracy of Know Labs’ Bio-RFID™ sensor technology at quantifying blood glucose using predicted readings of the Dexcom G6® as a proxy for BGC, demonstrating an overall Mean Absolute Relative Difference (MARD) of 12.9% – which is within the range of independently reported values for certain FDA-cleared blood glucose monitoring devices. The study was performed by the Know Labs Clinical Development Team at Know Labs Research Laboratory in Seattle, and reviewed by members of Know Labs' Scientific Advisory Board.

Results from a study titled, "Novel data preprocessing techniques in an expanded dataset improve machine learning model accuracy for a non-invasive blood glucose monitor." The study demonstrates that continued algorithm refinement and more high-quality data improved the accuracy of Know Labs’ proprietary Bio-RFID sensor technology, resulting in an overall Mean Absolute Relative Difference (MARD) of 11.3%. As with all Know Labs’ previous research, this study was designed to assess the ability of the Bio-RFID sensor to non-invasively and continuously quantify blood glucose, using the Dexcom G6® continuous glucose monitor (CGM) as a reference device and proxy for BGC. In this study where data collection was completed in May of 2023, Know Labs applied novel data preprocessing techniques and trained a light gradient-boosting machine (lightGBM) model to predict blood glucose values of Dexcom G6® CGM using 3,311 observations – or reference device values – from over 330 hours of data collected from 13 healthy participants. With this method, Know Labs was able to predict blood glucose in the test set – the dataset that provides a blind evaluation of model performance – with a MARD of 11.3%. The study was performed by the Know Labs Clinical Development Team at Know Labs Research Laboratory in Seattle and reviewed by members of Know Labs' Scientific Advisory Board.

As the Company successfully completed its foundational studies, created a stable sensor that delivers repeatable results, and developed a software infrastructure to manage and interpret large, novel datasets, it will continue to expand its testing and data gathering with larger and more diverse populations. These new studies will help determine the need, if any, for individual calibration and will evaluate the technology’s performance throughout continuous wear, in more real-world environments, and within more expansive glycemic ranges, including the hypoglycemic range (<70 mg/dL). The Company’s data science and algorithm development efforts in 2024 include refining our algorithm to create personalized models, ensuring it is calibrated with blood glucose reference data from each individual using the KnowU and enabling an accurate glucose value estimation for a known population whenever the device is worn in the future. Building personalized models is an early step toward a generalized algorithm, but the ability to create these models may themselves prove to be viable in an FDA-cleared commercial device.

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

Product Strategy

On February 27, 2024, we announced the next iteration of our Generation 1 prototype device, the KnowU, a wearable non-invasive continuous glucose monitor. Our desire is to obtain FDA clearance for the marketing of a version of this product. We are currently undergoing further internal development work of this product for the commercial marketplace and expanding current clinical research using the KnowU. The wearable nature of the KnowU will enable continuous data collection and yield a large volume of data that machine learning algorithms require to improve accuracy across all intended use-cases. We have also announced the engagement of several strategic partners and advisors focused on sensor technology, product design, data science, machine learning, manufacturing and regulatory affairs, who we will work with to bring this product to market.

As we showcase our Generation 1 prototype device and our KnowU wearable non-invasive continuous glucose monitor to audiences around the world, we have received strong interest in the use of our technology as a screening device, especially in populations with high incidence of diabetes, where early detection can lead to improved outcomes. Our non-invasive device may be used by multiple individuals in diverse settings (i.e. hospitals, schools, clinics, etc.) which is not possible with the legacy incumbent CGM manufacturers Dexcom and Abbott Labs.  Internally, we identify this as a Rest of the World product. We will make further announcements regarding our products as development, testing, manufacturing, and regulatory approval work progresses.

Our efforts are entirely focused on productizing our sensor technology and collecting high quality data for validation purposes, including third-party studies, and appropriate and required clinical trials. At this point in our development cycle, the hardware continues to be further miniaturized and optimized, the product form factor is moving in the direction of a final product that will be used for FDA clinical trials and the algorithms which provide results from the data collected by our sensor are being refined to improve accuracy.

Sales and Marketing

While we continue with our internal development efforts and the move toward clinical trials for FDA clearance of our non-invasive blood glucose monitor, we will explore the several potential avenues for moving our first product and potential follow-on products into the marketplace. The avenues being explored include direct to consumer, initial launch partners, broad distribution partners, licensing partners and private label approaches to the market, among others. As part of our growth strategy, we have begun discussions with potential biopharma, medical device, and consumer electronics partners regarding joint development agreements. These agreements could be strategic collaborations that could help us accelerate development and commercial launch. Others could focus on development and clinical work to identify additional analytes or work to integrate our technology into and with that of a joint development partner. In parallel, we have begun to build our internal commercial and marketing team as we prepare for and decide upon the optimal approach to the marketplace. We attend and engage in conferences worldwide focused on diabetes management and technology, which are valuable for building Know Labs’ reputation and network in the industry.

Competition

The technology industry, generally, and blood glucose monitoring and other medical diagnostic markets in particular, are intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities by industry participants. To compete successfully, we will need to demonstrate the advantages of our products and technologies over well-established alternative solutions, products, and technologies, including legacy providers of blood glucose monitoring technology. There are also new entrants working to achieve a non-invasive solution or more acceptable blood glucose monitoring solutions which may or may not be similar to our technology. Ultimately we must convince the patient, medical and the insurance reimbursement market of the advantages of our products and technologies.

We group our competition into three large categories. Those are (i) large global technology companies who may enter the blood glucose monitoring and other medical diagnostic markets, (ii) legacy providers of blood glucose monitoring technology, and (iii) new entrants working to achieve a non-invasive solution or more acceptable blood glucose monitoring solutions which may or may not be similar to our technology. With regard to companies in each category, we perform due diligence from all publicly available sources of information on their relevant technologies and their product plans. This information informs and refines our activities and underscores our sense of urgency as we work to bring our own technology to the marketplace. As it relates to all competitors, we continue to focus on building the world’s most robust patent portfolio in this space. PatSnap Research and ipCapital Group, two leading patent analytic firms, have ranked Know Labs #1 for global patent leadership in non-invasive glucose monitoring patents. We have retained both organizations to perform patent related work. We continue to build out our patent portfolio and grow our trade secret AI and ML driven algorithms. Patents issued, pending, and in-process increased from 159 to 336 YoY (+109% vs. market +35%*) reflecting our high rate of innovation.

With respect to our planned non-invasive continuous glucose monitor, we will face direct and indirect competition from a number of competitors who have developed or are developing products for continuous monitoring of glucose levels. These competitors include Dexcom, Inc., Abbott Laboratories, Medtronic plc, Roche Diagnostics, LifeScan, Inc., Ascensia Diabetes Care Holdings AG, Senseonics Holdings, Inc., Integrity Applications, Inc., Nemaura Medical, Biolinq Inc., and Profusa, Inc. Our planned solution will also compete with traditional glucometers, which remain an inexpensive alternative. We also compete with companies who are seeking to create non-invasive glucose monitors, such as Movano, Inc., Hagar, Afon and DiaMonTech AG. Because of the large size of the potential market for our products, it is possible that new or existing competitors may develop competing products, procedures, or clinical solutions that could prove to be more effective, safer, or less costly than our solution. The introduction of new products, procedures, or clinical solutions by competitors may result in price reductions, reduced margins, or loss of market share, or may render our products obsolete. Many of the companies we will compete with enjoy significantly greater name recognition and have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and sales and marketing of approved products than we have.

It is important, as we approach the market with what we call the “next generation” of glucose monitor, to do so in the context of the progress that has been made over the last forty years. Glucose levels were historically determined by testing urine. In the early 1980s, came the introduction of the fingerstick with its enzymatic determination of glucose levels from blood drawn from the finger. In the early 2000s, Dexcom and Abbott Labs came to the market with the first continuous glucose monitors utilizing their own enzymatic determination of blood glucose from interstitial fluid.

The Know Labs non-invasive glucose monitor is the ‘Next generation” whether used in a continuous or as spot check screening manner.

The current estimation of the size of the global population suffering from diabetes is estimated by the Internation Diabetes Federation to be 579 million. It is expected to reach 643 million by 2030 and 784 million by 2040. Currently, the leading CGM providers, Dexcom, Abbott and Medtronic have 100% of the market share of CGMs. Based upon latest available information from their regulatory filings they have penetrated less than 1% of the global addressable market. While competitive analysis is always an important part of our business strategy and thinking, the scope of the market provides room for a number of providers of accurate, less expensive and more sustainable technology.

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

Competitive Advantages

We believe our key competitive strengths include:

•	Through first principles, our sensor technology’s ability to not only identify a wide range of organic and inorganic materials and analytes, but to do so non-invasively, accurately, and in real time, which potentially enables new multivariate models of clinical diagnostics, and health and wellness monitoring.

•	Our sensor technology is non-invasive, using radio waves to identify and measure what is going on inside the body.

•	Our sensor technology platform can be integrated into a variety of wearable, mobile, or counter-top form factors, and we believe eventual interoperability with existing products from current market leaders.

•	No needles nor invasive transmitters in your body, making our sensor convenient and pain-free.

•	No expensive supplies, such as replaceable sensors, test strips and lancets or other disposables, are required to operate our device.

•	A core focus on accessibility and affordability for the populations we will serve around the globe.

•	The current prototype sensor collects approximately 1.5 million data points per hour, which allows us to potentially build a deep understanding of health and wellness that other sensors may not be able to.

•	Know Labs is the world intellectual property leader in non-invasive blood glucose monitoring, according to ipCG Capital and PatSnap.

Growth Strategy

The key elements of our strategy to grow our business include:

•	Initially, entering the diabetes glucose monitoring market with our non-invasive continuous glucose monitoring device.

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

Research and Development

Our current research and development efforts are primarily focused on improving our radio frequency spectroscopy technology for the monitoring of blood glucose. As part of this effort, we continuously perform clinical testing of our devices, and we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. Over time we plan to focus on extending the capacity of our sensor technology to identify new analytes and applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies. We engage third party experts as required to supplement our internal team. We incurred expenses of approximately $3,662,000 and $4,307,000 for the six months ended March 31, 2024 and 2023, respectively, on development activities.

The cornerstone of our foundational platform technology is our intellectual property portfolio. We have pursued an active intellectual property strategy which includes focus on patents where appropriate and a diligent protection of trade secrets. To date, we have been granted 37 patents and 26 design patents. These include 13 patents on our early work on the visible and near visible portions of the electromagnetic spectrum, which were a point of creative departure as we explored and invented our current radio frequency sensor technology. These also include 9 patents related to our Particle subsidiary. We currently have a number of patents pending and continue, on a regular basis, with the filing of new patents. If we include pending patents, our IP portfolio reaches 327 patents issued and pending, which positions the company as the top worldwide IP holder in non-invasive blood glucose monitoring, according to ipCapital Group, a leading IP and innovation consulting firm. We possess all rights, title and interest to the issued patents.

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

We shall also have an exclusive, perpetual and royalty free right to any patent(s) or other intellectual property which Phillip Bosua, our former CEO, someone working under direction of Mr. Bosua, or any successor or assignee develops, relating to Know Labs’ technology within a period of five years after January 23, 2023.

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

Employees

As of March 31, 2024, we had 14 full-time and part-time employees. Our senior management and other personnel are co-located in our Seattle, Washington offices and remote. The Company expanded its utilization of consulting firms and individual contractors to supplement our reduced workforce in an effort to reduce fixed expenses and extend operating resources.

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

Recent Developments

On September 15, 2023, we signed amendments to the convertible promissory or OID notes, held by Clayton A. Struve and Ron Erickson, who also serves as our Chief Executive Officer, to extend the due dates to September 30, 2024.

On September 29, 2023, we closed an offering of our common stock pursuant to which we sold 28,000,000 shares of common stock, at a purchase price of $0.25 per share. After deducting underwriting commissions and other offering expenses, we received net proceeds of $5,472,791. As part of the offering, we issued common stock purchase warrants to the underwriter representatives to purchase an aggregate of 1,960,000 shares of Common Stock at an exercise price of $0.25 per share, subject to adjustments. The warrants are immediately exercisable and may be exercised at any time and from time to time, in whole or in part, until September 26, 2028 and may be exercised on a cashless basis.

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

Based upon the modified terms and conditions of our Series C preferred stock and Series D preferred stock certificates of designations, it was determined that Series C preferred stock and Series D preferred stock dividends need to be accreted going forward. As of March 31, 2024, cumulative unpaid Series C preferred stock and Series D preferred stock dividends totaled approximately $840,000, which on a converted-to-common-stock basis represents approximately 3,361,095 shares of common stock. We have recorded $3,590,283 in cumulative deemed dividends related to Series C preferred stock and D preferred stock which have not been paid, net of the approximately $351,000 of accumulated dividends with respect to the Series D preferred stock that were settled for 1,402,784 shares of common stock. Mr. Struve is subject to an ownership blocker limiting his ownership to 4.99% of our outstanding shares of common stock and thus the number of common shares he can receive for dividends. Unpaid accreted stock dividends will be issued to Mr. Struve if he converts preferred stock or if the Board declares a dividend thereon, limited to his 4.99% ownership blocker. Assuming no changes in the amount of outstanding Series C preferred stock or Series D preferred stock ownership, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock.

On February 27, 2024, we (a) entered into a securities purchase agreement with the selling stockholder pursuant to which we may issue to the selling stockholder one or more senior convertible notes in the aggregate principal amount of up $14,400,000 for an aggregate purchase price equal to up to $12,000,000 and common stock purchase warrants and (b) issued a$4,800,000 Note and the Warrant to the selling stockholder in exchange for a purchase price of $4,000,000 and net proceeds of $3,805,699.

On March 20, 2024, we entered into an At the Market Offering Agreement with The Benchmark Company, LLC pursuant to which we may, from time to time, offer and sell shares of our common stock through or to The Benchmark Company, LLC as our sales agent or manager in an aggregate amount of up to $5,000,000.

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

Results of Operations

The following table sets forth key components of our results of operations during the three months ended March 31, 2024 and 2023.

(dollars in thousands)

	Three Months Ended March 31,
	2024	2023	$ Variance	% Variance

Operating expenses-
Research and development and operating expenses-
Research and development expenses	$2,175	$2,563	$388	15.1%
Selling, general and administrative expenses	2,551	2,243	(308)	-13.7%
Total operating expenses	4,726	4,806	80	1.7%
Operating loss	(4,726)	(4,806)	80	1.7%
Other expense:
Interest income	45	-	45	100.0%
Interest expense	(717)	(124)	(593)	-478.2%
Total other income (expense), net	(672)	(124)	(548)	-441.9%
Loss before income taxes	(5,398)	(4,930)	(468)	-9.5%
Income tax expense	-	-	-	0.0%
Net loss	$(5,398)	$(4,930)	$(468)	-9.5%

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2024 decreased $388,000 to $2,175,000 as compared to $2,563,000 for the three months ended March 31, 2023. The decrease was due to reduced personnel, use of consultant, expenditures related to the development of our radio frequency spectroscopy  Bio-RFID™ technology. During the year ended September 30, 2023, we reduced our headcount by nine and operating expenses and used external consultants to reduce the future cost of the development of our Bio-RFID™ technology. We launched the Generation 2 working prototype device during the three months ended March 31, 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2024 increased $308,000 to $2,551,000 as compared to $2,243,000 for the three months ended March 31, 2023. The increase primarily was due to (i) an increase of $296,000 in salaries; (ii) an increase in legal expense of $169,000; and offset by (iii) a decrease in other expenses of $157,000. As part of the selling, general and administrative expenses for the three months ended March 31, 2024 and 2023, we recorded $109,000 and $146,000, respectively, of investor relationship and business development expenses.

Other Income (Expense), Net. Other expense, net for the three months ended March 31, 2024 was $672,000 as compared to other expense, net of $124,000 for the three months ended March 31, 2023. The other expense, net for the three months ended March 31, 2024 included interest income of $45,000. Increase in interest expense is related to $595,000 interest expense related to extension of notes and warrants in February 2024.

The other expense, net for the three months ended March 31, 2023 included interest expense of $124,000.

Net Loss. Net loss for the three months ended March 31, 2024 was $5,398,000 as compared to $4,930,000 for the three months ended March 31, 2023. The net loss for the three months ended March 31, 2024 included non-cash expenses of $976,000. The non-cash items include (i) depreciation and amortization of $20,000; (ii) stock based compensation- stock options of $617,000; (iii) issuance of common stock for services of $251,000; and (iv) amortization of operating lease right-of-use asset of $88,000.

The net loss for the three months ended March 31, 2023 included non-cash expenses of $1,427,000. The non-cash items include (i) depreciation and amortization of $102,000; (ii) stock based compensation- stock options of $1,183,000; (iii) expenses for extension of notes, warrants and stock options of $143,000; and offset by (iv) other of $1,000.

The following table sets forth key components of our results of operations during the six months ended March 31, 2024 and 2023.

(dollars in thousands)

	Six Months Ended March 31,
	2024	2023	$ Variance	% Variance

Operating expenses-
Research and development and operating expenses-
Research and development expenses	$3,661	$4,307	$646	15.0%
Selling, general and administrative expenses	4,539	4,147	(392)	-9.5%
Total operating expenses	8,200	8,454	254	3.0%
Operating loss	(8,200)	(8,454)	254	3.0%
Other expense:
Interest income	96	-	96	100.0%
Interest expense	(740)	(299)	(441)	-147.5%
Total other income (expense), net	(644)	(299)	(345)	-115.4%
Loss before income taxes	(8,844)	(8,753)	(91)	-1.0%
Income tax expense	-	-	-	0.0%
Net loss	$(8,844)	$(8,753)	$(91)	-1.0%

Research and Development Expenses. Research and development expenses for the six months ended March 31, 2024 decreased $646,000 to $3,661,000 as compared to $4,307,000 for the six months ended March 31, 2023. The decrease was due to reduced personnel, use of consultant, expenditures related to the development of our radio frequency spectroscopy  Bio-RFID™ technology. During the year ended September 30, 2023, we reduced our headcount by nine and operating expenses and used external consultants to reduce the future cost of the development of our Bio-RFID™ technology. We launched the Generation 2 working prototype device during the three months ended March 31, 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended March 31, 2024 increased $392,000 to $4,539,000 as compared to $4,147,000 for the six months ended March 31, 2023. The increase primarily was due to (i) an increase of $576,000 in salaries; (ii) an increase in legal expense of $159,000; (iii) an increase in other expenses of $74,000; and offset by (iii) a decrease in stock based compensation of $417,000. As part of the selling, general and administrative expenses for the six months ended March 31, 2024 and 2023, we recorded $189,000 and $198,000, respectively, of investor relationship and business development expenses.

Other Income (Expense), Net. Other income (expense), net for the six months ended March 31, 2024 was $644,000 as compared to other expense net of $299,000 for the six months ended March 31, 2023. The other expense, net for the six months ended March 31, 2024 included interest income of $96,000. Increase in interest expense is related to $595,000 interest expense related to extension of notes and warrants in February 2024.

The other expense, net for the six months ended March 31, 2023 included interest expense of $299,000.

Net Loss. Net loss for the six months ended March 31, 2024 was $8,844,000 as compared to $8,753,000 for the six months ended March 31, 2023. The net loss for the six months ended March 31, 2024 included non-cash expenses of $1,767,000. The non-cash items include (i) depreciation and amortization of $38,000; (ii) stock based compensation- stock options of $1,316,000; (iii) issuance of common stock for services of $277,000; and (iv) amortization of operating lease right-of-use asset of $136,000.

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

We have cash and cash equivalents of  approximately $4,710,000 and net working capital of approximately $3,467,000 (exclusive of current portion of convertible notes payable) as of March 31, 2024. We anticipate that we will record losses from operations for the foreseeable future. We believe that we have enough available cash to operate until October 31, 2024. As of March 31, 2024, we had an accumulated deficit of $130,847,000 and net losses in the amount of $8,844,000, $15,289,000 and $20,071,000 during the six months ended March 31, 2024 and years ended September 30, 2023 and 2022, respectively. We incurred non-cash expenses of $2,462,000, $4,768,000, and $12,164,000 during the six months ended March 31, 2024 and the years ended September 30, 2023 and 2022, respectively.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the sale of common or preferred stock and the exercise of warrants. During the remainder of 2024, we expect to raise additional funds through the issuance of preferred stock, convertible debentures or equity.

On February 27, 2024, we (a) entered into a securities purchase agreement with the selling stockholder pursuant to which we may issue to the selling stockholder one or more senior convertible notes in the aggregate principal amount of up $14,400,000 for an aggregate purchase price equal to up to $12,000,000 and common stock purchase warrants and (b) issued a Note of $4,800,000 and the Warrant to the selling stockholder in exchange for a purchase price of $4,000,000 with net proceeds of $3,806,000.

On March 20, 2024, we entered into an At the Market Offering Agreement with The Benchmark Company, LLC pursuant to which we may, from time to time, offer and sell shares of our common stock through or to The Benchmark Company, LLC as our sales agent or manager in an aggregate amount of up to $5,000,000.

The proceeds of warrants currently outstanding, to the extent not exercised on a cashless basis, may generate potential proceeds. We cannot provide assurance that any of these warrants will be exercised.

Operating Activities

Net cash used in operating activities for the six months ended March 31, 2024 and 2023 was $7,048,000 and $6,341,000, respectively. The net cash used in operating activities for the six months ended March 31, 2024 was primarily related to (i) a net loss of $8,844,000; (ii) working capital changes of $666,000; and offset by (iii) non-cash expenses of $2,462,000. The non-cash items include (iv) depreciation and amortization of $38,000; (v) stock based compensation- stock options of $1,316,000; (vi) issuance of common stock for services of $277,000; (vii) amortization of operating lease right-of-use asset of $136,000; amortization of debt issuance costs of $100,000; and (viii) interest expense for extension of notes and warrants of 595,000.

The net cash used in operating activities for the six months ended March 31, 2023 was primarily related to (i) a net loss of $8,753,000; and (ii) working capital changes of $159,000; and offset by (iii) non-cash expenses of $2,572,000.

Investing Activities

Net cash used in investing activities for the six months ended March 31, 2024 and 2023 was $13,000 and $42,000, respectively. There amounts were primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the for the six months ended March 31, 2024 and 2023 was $3,746,000 and $15,000, respectively. The net cash provided by financing activities for the six months ended March 31, 2024 was primarily related to the proceeds from debt offering of $3,806,000 less expenses of $262,000 and issuance of common stock for a common stock offering, net of expenses of $203,000. On February 27, 2024, we (a) entered into a securities purchase agreement with the selling stockholder pursuant to which we may issue to the selling stockholder one or more senior convertible notes in the aggregate principal amount of up $14,400,000 for an aggregate purchase price equal to up to $12,000,000 and common stock purchase warrants and (b) issued the Note and the Warrant to the selling stockholder in exchange for a purchase price of $4,000,000. On October 26, 2023, we closed an offering of our common stock pursuant to which we sold 883,061 shares of common stock, at a purchase price of $0.25 per share. After deducting underwriting commissions and other offering expenses, we received net proceeds of $203,000.

The net cash provided by financing activities for the six months ended March 31, 2023 was primarily related to (i) proceeds from the issuance of common stock for the exercise of warrants of $13,000; and (ii) proceeds from the issuance of common stock for the exercise of stock option grants of $2,000.

Our contractual cash obligations as of March 31, 2024 are summarized in the table below:

		Less Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years
Operating leases	$8,066	$8,066	$-
Convertible notes payable	5,449,246	3,819,660	1,629,586
	$5,457,312	$3,827,726	$1,629,586

(1)

Convertible notes payable reflects $5,449,246 ($7,055,066 before adjustments for debt extinguishment accounting and debt issuance costs) that can be converted into common stock upon demand. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID” technologies. None of the expenditures are contractual obligations as of March 31, 2024.

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

Fair Value Measurements and Financial Instruments. ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of six levels:

Level 1 – Quoted prices in active markets for identical assets and liabilities;

Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of March 31, 2024 and 2023 are based upon the short-term nature of the assets and liabilities.

We have a money market account which is considered a Level 1 asset. The balance as of March 31, 2024 and September 30, 2023 was $4,783,000, and $7,836,000, respectively. No other assets or liabilities are required to be recorded at fair value on a recurring nature.

Derivative Financial Instruments. Pursuant to ASC 815 “Derivatives and Hedging”, we evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. We then determine if embedded derivative must be bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, we use a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. We determined that the conversion features for purposes of bifurcation within convertible notes payable issued during 2020 and 2021 were immaterial and as of March 31, 2024 all such convertible notes have been converted to common stock.

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

We had no holdings of derivative financial or commodity instruments at March 31, 2024.

We are exposed to financial market risks, including changes in interest rates. We do not use any financial instruments for speculative or trading purposes. Fluctuations in interest rates would not have a material effect on our financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures are effective at the reasonable assurance level

b) Inherent Limitations on Internal controls

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

c) Changes in Internal Control over Financial Reporting

During the six months ended March 31, 2024, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. We are currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to our business.

ITEM 1A.	RISK FACTORS

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. Our market risks are similar to those disclosed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2023, and our other filings with the SEC, all of which are incorporated by reference herein.

Summary of Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks summarized below. These risks are discussed more fully in the “Risk Factors” section immediately following this summary. These risks include, but are not limited to, the following:

Risks Related to Our Business and Industry

•	We might not be able to continue as a going concern. We believe that our cash on hand will be sufficient to fund our operations at least through October 31, 2024.

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

During the six months ended March 31, 2024, we had the following sales of unregistered sales of equity securities:

We issued 453,492 shares of our common stock total to six directors at $0.434 per share for director services for a total value of $196,816 which was expensed during the quarter ended March 31, 2024.

On October 26, 2023, we closed an offering of our common stock pursuant to which we sold 883,061 shares of common stock, at a purchase price of $0.25 per share. After deducting underwriting commissions and other offering expenses, we received net proceeds of $203,105.

On March 7, 2024, we issued 102,302 shares of our common stock at $0.782 with a total value of $80,000 per share related to a debt offering. The $80,000 was recorded as debt issuance costs and is amortized over the two-year term of the debt.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)	Exhibits

Exhibit No.	Description

10.1	Securities Purchase Agreement, dated February 27, 2024, between Know Labs, Inc. and Lind Global II, LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 29, 2024).
10.2

Form of Convertible Secured Promissory Note issued by Know Labs, Inc. to Lind Global II, LP on February 27, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 29, 2024).

10.3

Form of Warrant to Purchase Common Stock issued by Know Labs, Inc. to Lind Global II, LP on February 27, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 29, 2024).

10.4	Security Agreement, dated February 27, 2024, between Know Labs, Inc. and Lind Global II, LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 29, 2024).
10.5

At the Market Offering Agreement, dated March 20, 2024, by and between Know Labs, Inc. and The Benchmark Company, LLC. (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 20, 2024).

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

KNOW LABS, INC.

(Registrant)

Date: May 15, 2024	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Peter J. Conley
Peter J. Conley
Chief Financial Officer
(Principal Financial and Accounting Officer)

