Form 10-Q
period 2024-06-30
KNOW LABS, INC.
filed 2024-08-14
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to ________

Commission File number 000-30262

KNOW LABS, INC.
(Exact name of registrant as specified in charter)

Nevada	90-0273142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

619 Western Avenue, Suite 610 Seattle, Washington 98104	98101
(Address of principal executive offices)	(Zip Code)

206-903-1351
(Registrant's telephone number, including area code)

500 Union Street, Suite 810, Seattle, Washington USA
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

The number of shares of common stock, $0.001 par value, issued and outstanding as of August 14, 2024: 99,618,897 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ITEM 1. FINANCIAL STATEMENTS

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS Unaudited

	June 30, 2024	September 30, 2023 (1)
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$2,129,954	$8,023,716
Total current assets	2,129,954	8,023,716

PROPERTY AND EQUIPMENT, NET	88,668	81,325

OTHER ASSETS
Other assets	159,244	15,766
Operating lease right-of-use asset	364,342	145,090

TOTAL ASSETS	$2,742,208	$8,265,897

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$1,255,888	$1,292,861
Accrued expenses	116,666	94,062
Accrued expenses - related parties	99,692	218,334
Current portion of convertible notes payable, net	4,539,818	2,761,931
Current portion of operating lease right-of-use liability	105,653	154,797
Total current liabilities	6,117,717	4,521,985

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	280,714	-
Non-current portion of convertible notes payable, net	945,258	-
Total liabilities	7,343,689	4,521,985

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock - $0.001 par value, 5,000,000 shares authorized, Series C and D shares issued and outstanding as follows:
Series C Convertible Preferred stock $0.001 par value, 30,000 shares authorized, 17,858 shares issued and outstanding at 6/30/2024 and 9/30/2023, respectively	1,790	1,790
Series D Convertible Preferred stock $0.001 par value, 20,000 shares authorized, 10,161 shares issued and outstanding at 6/30/2024 and 9/30/2023, respectively	1,015	1,015
Common stock - $0.001 par value, 200,000,000 shares authorized, 86,368,897 and 80,358,463 shares issued and outstanding at 6/30/2024 and 9/30/2023, respectively	86,369	80,358
Additional paid in capital	130,360,164	125,501,537
Accumulated deficit	(135,050,819)	(121,840,788)
Total stockholders' (deficit) equity	(4,601,481)	3,743,912

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$2,742,208	$8,265,897

(1)	Derived from the audited consolidated balance sheet.

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended,		Nine Months Ended,
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
OPERATING EXPENSES-
RESEARCH AND DEVELOPMENT EXPENSES	$1,348,985	$1,879,519	$5,010,618	$6,186,039
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,486,846	1,359,782	7,025,503	5,507,511
Total operating expenses	3,835,831	3,239,301	12,036,121	11,693,550
OPERATING LOSS	(3,835,831)	(3,239,301)	(12,036,121)	(11,693,550)

OTHER INCOME (EXPENSE), NET
Interest income	30,619	23,511	126,872	114,325
Interest expense	(298,248)	-	(1,038,499)	(389,626)
Other (expense)	-	(384,137)	-	(384,137)
Total other expense, net	(267,629)	(360,626)	(911,627)	(659,438)

LOSS BEFORE INCOME TAXES	(4,103,460)	(3,599,927)	(12,947,748)	(12,352,988)

Income tax expense	-	-	-	-

NET LOSS	(4,103,460)	(3,599,927)	(12,947,748)	(12,352,988)

Deemed dividends on Series C and D Preferred Stock	(100,045)	(3,337,494)	(262,283)	(3,337,494)
Common stock dividends on Series D Preferred Stock	-	(1,627,230)	-	(1,627,230)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,203,505)	$(8,564,651)	$(13,210,031)	$(17,317,712)

Basic and diluted loss per share	$(0.05)	$(0.18)	$(0.16)	$(0.36)

Weighted average shares of common stock outstanding- basic and diluted	83,038,866	48,928,911	82,314,925	48,604,274

 The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

Unaudited

	Series C Convertible		Series D Convertible				Additional		Total Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Equity/
	Shares	$	Shares	$	Shares	$	Capital	Deficit	(Deficit)
Balance as of October 1, 2022	17,858	$1,790	10,161	$1,015	48,156,062	$48,158	$111,209,388	$(101,397,738)	$9,862,613
Stock compensation expense - employee options	-	-	-	-	-	-	744,640	-	744,640
Issuance of common stock for stock option exercises	-	-	-	-	1,875	1	2,342	-	2,343
Issuance of common stock for exercise of warrants	-	-	-	-	50,000	50	12,450	-	12,500
Expenses for extension of notes and warrants	-	-	-	-	-	-	206,994	-	206,994
Net loss	-	-	-	-	-	-	-	(3,822,859)	(3,822,859)
Balance as of December 31, 2022	17,858	1,790	10,161	1,015	48,207,937	48,209	112,175,814	(105,220,597)	7,006,231
Stock compensation expense - employee options	-	-	-	-	-	-	1,182,547	-	1,182,547
Expenses for extension of notes and warrants	-	-	-	-	-	-	142,727	-	142,727
Net loss	-	-	-	-	-	-	-	(4,930,202)	(4,930,202)
Balance as of March 31, 2023	17,858	1,790	10,161	1,015	48,207,937	48,209	113,501,088	(110,150,799)	3,401,303
Stock compensation expense - employee options	-	-	-	-	-	-	536,858	-	536,858
Issuance of common stock for stock option exercises	-	-	-	-	165,015	165	2,179	-	2,344
Issuance of common stock for exercise of warrants	-	-	-	-	2,582,727	2,581	372,254	-	374,835
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	1,402,784	1,403	1,625,827	(1,627,230)	-
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	3,337,494	(3,337,494)	-
Net loss	-	-	-	-	-	-	-	(3,599,927)	(3,599,927)
Balance as of June 30, 2023	17,858	1,790	10,161	1,015	52,358,463	52,358	119,375,700	(118,715,450)	715,413

Balance as of October 1, 2023	17,858	1,790	10,161	1,015	80,358,463	80,358	125,501,537	(121,840,788)	3,743,912
Stock compensation expense - employee options	-	-	-	-	-	-	699,246	-	699,246
Issuance of common stock for services	-	-	-	-	105,000	105	26,145	-	26,250
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	63,629	(63,629)	-
Isssuance of common stock for common stock offering	-	-	-	-	883,061	884	202,221	-	203,105
Net loss	-	-	-	-	-	-	-	(3,446,624)	(3,446,624)
Balance as of December 31, 2023	17,858	1,790	10,161	1,015	81,346,524	81,347	126,492,778	(125,351,041)	1,225,889
Stock compensation expense - employee options	-	-	-	-	-	-	616,317	-	616,317
Issuance of common stock for services	-	-	-	-	348,492	347	170,413	-	170,760
Issuance of common stock for exercise of warrants	-	-	-	-	714,848	715	(715)	-	-
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	98,609	(98,609)	-
Expenses for extension of notes and warrants	-	-	-	-	-	-	594,761	-	594,761
Issuance of shares and warrants in connection with debt offering	-	-	-	-	102,302	103	1,035,860	-	1,035,963
Net loss	-	-	-	-	-	-	-	(5,397,664)	(5,397,664)
Balance as of March 31, 2024	17,858	1,790	10,161	1,015	82,512,166	82,512	129,008,023	(130,847,314)	(1,753,974)
Stock compensation expense - employee options	-	-	-	-	-	-	1,015,953	-	1,015,953
Issuance of common stock for exercise of warrants	-	-	-	-	108,500	108	(108)	-	-
Common stock dividends on Series C and D Preferred Stock	-	-	-	-	3,201,534	3,202	(3,202)	-	-
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	100,045	(100,045)	-
Issuance of common stock for debt payment	-	-	-	-	546,697	547	239,453	-	240,000
Net loss	-	-	-	-	-	-	-	(4,103,460)	(4,103,460)
Balance as of June 30, 2024	17,858	$1,790	10,161	$1,015	86,368,897	$86,369	$130,360,164	$(135,050,819)	$(4,601,481)

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Nine Months Ended,
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,947,748)	$(12,352,988)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	59,009	259,541
Stock based compensation - stock option grants	2,331,516	2,464,045
Issuance of common stock for services	277,010	-
Loss on disposal of assets	-	384,137
Amortization of operating lease right-of-use asset	162,647	96,161
Amortization of debt issuance costs	375,859	-
Interest expense for extension of notes and warrants	594,761	349,721
Changes in operating assets and liabilities:
Other long-term assets	(143,478)	(1,999)
Operating lease right-of-use liability	(150,329)	(99,803)
Accounts payable - trade and accrued expenses	(133,011)	(74,866)
NET CASH (USED IN) OPERATING ACTIVITIES	(9,573,764)	(8,976,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of research and development equipment	(66,352)	(80,798)
NET CASH (USED IN) INVESTING ACTIVITIES:	(66,352)	(80,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt offering	3,805,699	-
Proceeds from issuance of common stock offering, net	203,105	-
Payments for debt offering	(262,450)	-
Proceeds from issuance of common stock for stock options exercise	-	4,687
Proceeds from issuance of common stock for warrant exercise	-	387,335
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,746,354	392,022

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,893,762)	(8,664,827)

CASH AND CASH EQUIVALENTS, beginning of period	8,023,716	12,593,692

CASH AND CASH EQUIVALENTS, end of period	$2,129,954	$3,928,865

Supplemental disclosure of non-cash financing activity:
Deemed dividends on Series C and D Preferred Stock	$262,283	$3,337,494
Common stock dividends on Series D Preferred Stock	$-	$1,627,230
Warrants issued for debt offering	$1,536,743	$-
Common stock issued for debt payment	$240,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by Know Labs, Inc, (“the Company,” “us,” “we,” or “our”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included.

These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission on December 19, 2023. The results of operations for the nine months ended June 30, 2024 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

2. LIQUIDITY AND GOING CONCERN

The Company has cash and cash equivalents of $2,129,954 and a net working capital deficit of $3,987,763 of as of June 30, 2024. The Company anticipates that it will record losses from operations for the foreseeable future. The Company’s ability to transition profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The Company believes that it has enough available cash and flexibility with its operating expenses to operate until October 31, 2024.

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

On March 20, 2024, the Company entered into an At the Market Offering Agreement with The Benchmark Company, LLC pursuant to which we may, from time to time, offer and sell shares of our common stock through or to The Benchmark Company, LLC as the Company’s sales agent or manager in an aggregate amount of up to $5,000,000. The Company has not received any funds under this agreement as of June 30, 2024.

The proceeds of warrants currently outstanding, to the extent not exercised on a cashless basis, may generate potential proceeds. We cannot provide assurance that any of these warrants will be exercised.

Management of the Company intends to raise additional funds through the issuance of equity securities or debt. The Company is currently working on some capital fund raising transactions. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. As a result, the substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The accompanying consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Research and Development Expenses – Research and development expenses consist of the cost of officers, employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes. The Company incurred expenses of $1,348,985 and $1,879,519 for the three months ended June 30, 2024 and 2023, respectively, on development activities.  The Company incurred expenses of $5,010,618 and $6,186,039 for the nine months ended June 30, 2024 and 2023, respectively, on development activities.

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the three months ended June 30, 2024 and 2023 were $40,001 and $44,252, respectively. Advertising and marketing costs for the nine months ended June 30, 2024 and 2023 were $144,366 and $149,297, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of June 30, 2024 and 2023 are based upon the short-term nature of the assets and liabilities. The fair value of the Company’s convertible notes payable are not readily available given the terms and conditions, including the conversion features, are complex.

The Company has a money market account which is considered a Level 1 asset. The balance as of June 30, 2024 and September 30, 2023 was $2,103,240 and $7,836,393, respectively. No other assets or liabilities are required to be recorded at fair value on a recurring nature.

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

The Company determined that the conversion features for purposes of bifurcation within its currently outstanding convertible notes payable were immaterial and there was no derivative liability to be recorded as of June 30, 2024 and 2023.

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

As of June 30, 2024, the Company had 86,368,897 shares of common stock issued and outstanding. As of June 30, 2024, there were options outstanding for the purchase of 30,072,106 shares of the Company’s common stock (including unearned stock option grants totaling 4,179,825 shares related to performance targets), warrants for the purchase of 25,816,476 shares of the Company’s common stock, 8,108,356 shares of the Company’s common stock issuable, collectively, upon the conversion of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, and approximately 319,121 shares of the Company’s common stock, collectively, reserved to pay accrued dividends on our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. In addition, the Company currently has 9,020,264 shares of its common stock at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,761,931 and 4,572,000 shares of its common stock at the current price of $1.00 per share reserved and are issuable upon conversion of convertible debentures of $4,572,000.  Further, under the current terms of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, and assuming no changes in the ownership thereof, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock.  All of the foregoing shares could potentially dilute future earnings per share but are excluded from the June 30, 2024, calculation of net loss per share because the impact is antidilutive.

As of June 30, 2023, the Company had 52,358,463 shares of common stock issued and outstanding. As of June 30, 2023, there were options outstanding for the purchase of 14,506,158 common shares (including unearned stock option grants totaling 3,869,825 shares related to performance targets), warrants for the purchase of 18,856,313 common shares, 8,108,356 shares of our common stock issuable upon the conversion of Series C and Series D Convertible Preferred Stock and approximately 2,920,000 of common shares reserved to pay Series C and D Convertible Preferred Stock dividends. In addition, the Company currently has 9,020,264 common shares at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,255,066. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the June 30, 2023, calculation of net loss per share because their impact is antidilutive.

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the nine months ended June 30, 2024 and 2023 and comprehensive loss for those periods.

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

4.  PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2024 and September 30, 2023 was comprised of the following:

	Estimated Useful Lives	June 30, 2024	September 30, 2023
Machinery and equipment	2-3 years	$279,683	$213,330
Furniture and fixtures	3 years	21,366	21,366
Less: accumulated depreciation		(212,381)	(153,371)
		$88,668	$81,325

Total depreciation expense was $59,009 and $259,541 for the nine months ended June 30, 2024 and 2023, respectively. Equipment is used primarily for research and development purposes and accordingly $57,092 and $246,563 in depreciation is classified in research and development expenses during the nine months ended June 30, 2024 and 2023, respectively.

5.  LEASES

The Company has entered into operating leases for office and development facilities which range from two to three years and include options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use asses are recorded based upon the present value of the lease payments over the expected lease term. As of June 30, 2024 and September 30, 2023, total operating lease liabilities were approximately $386,367 and $154,797, respectively. Right of use assets totaled approximately $364,342 and $145,090 at June 30, 2024 and September 30, 2023, respectively. In the nine months ended June 30, 2024 and 2023, the Company recognized $120,000 and $203,000, respectively in total lease costs for the leases. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was 37 months at June 30, 2024 and the weighted average discount rate was 7%.

The minimum future lease payments as of June 30, 2024 are as follows:

Year Ended June 30,
2025	$126,760
2026	142,755
2027	147,282
2028	12,682
Total remaining payments	429,478
Less imputed interest	(43,111)
Total lease liability	$386,367

6. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible notes payable as of June 30, 2024 and September 30, 2023 are summarized below:

	June 30, 2024	September 30, 2023
Convertible note- Clayton A. Struve	$1,301,005	$1,301,005
Convertible note- Ronald P. Erickson and affiliates	1,460,926	1,460,926
Lind Global Fund II LP	2,723,145	-
	$5,485,076	$2,761,931

Long term	$945,258	$-
Short term	4,539,818	2,761,931
	$5,485,076	$2,761,931

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve, a significant stockholder, $1,301,005 under convertible promissory or OID notes. The Company recorded accrued interest of $99,692 and $94,062 as of June 30, 2024 and September 30, 2023, respectively. On September 15, 2023, the due dates on the notes was further extended to September 30, 2024. The Company expensed $230,005 as loss on debt extinguishment during the year ended September 30, 2023 related to the extension of the notes. The Company recorded in convertible note payable the incremental value related to the conversion feature and as such, we recorded the extension value as an expense with an offset to convertible note payable. The extension value will be reclassified to equity upon conversion.

Convertible Redeemable Promissory Notes with J3E2A2Z

The Company owes Ronald P. Erickson and J3E2A2Z, an entity affiliated controlled by Ronald P. Erickson $1,460,926 under convertible promissory notes. On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of our for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The Company recorded accrued interest of $116,666 and $218,334 as of June 30, 2024 and September 30, 2023, respectively. On September 15, 2023, the due dates on the notes were extended to September 30, 2024. The Company expensed $276,860 as interest during the year ended September 30, 2023 related to the extension of the notes. The Company recorded in convertible note payable the incremental value related to the conversion feature and as such, we recorded the extension value as an expense with an offset to convertible note payable. The extension value will be amortized to equity upon conversion.

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

The Notes bearing $800,000 Original Issue Discount (the “OID”) do not carry any interest. Beginning on the date that is 120 days from the issuance date of each Note and on each one (1) month anniversary thereafter for 20 months, the Company shall pay Lind an amount equal to the greater of (x) 5% of the aggregate principal amount of such Note or (y) $240,000, until the outstanding principal amount of such Note has been paid in full prior to or on its maturity date or, if earlier, upon acceleration, conversion or redemption of such Note in accordance with the terms thereof (the “Monthly Payments”). At the Company’s discretion, the Monthly Payments shall be made in (i) cash, (ii) shares of the Company’s common stock, or (iii) a combination of cash and shares; if made in shares, the number of shares shall be determined by dividing (x) the principal amount being paid in shares by (y) 90% of the average of the 3 lowest daily VWAPs during the 20 trading days prior to the applicable payment date. The Notes set forth certain conditions that must be satisfied before the Company may make any Monthly Payments in shares of common stock. If the Company makes a Monthly Payment in cash, the Company must also pay Lind a cash premium of 5% of such Monthly Payment. Lind may elect with respect to no more than two (2) Monthly Payments to increase the amount of such monthly payment up to $750,000 which increase would be paid only in shares of the Company’s common stock upon notice to the Company. Any such increased payment shall be deducted from the amount of the last monthly payment owed under this Note.

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

The Company received net proceeds of $3,805,699 in exchange for the issuance of the $4,800,000 Notes and 3,000,000 Warrant Shares. The fair value of the 3,000,000 Warrant Shares was $1,536,743 on the date of issuance and was classified in equity. The value of the Warrant Shares was recorded as debt discount (with an offset to APIC) and will be amortized over the two-year term of the Notes.

In connection with this Securities Purchase Agreement, the Company incurred approximately $994,000 of issuance costs of which $675,971 were allocated to the Note and $318,330 to the Warrant Shares. The amount allocated to the Notes was recorded as debt discount (with an offset to APIC) and is being amortized over the two-year term of the Notes.

The Company recorded $275,830 and $375,859 of amortization of debt issuance costs during the three and nine months ended June 30, 2024 related to this security purchase agreement.

7. EQUITY

The following description summarizes important terms of the classes of our capital stock as of June 30, 2024.

Authorized Capital Stock.  The Company’s authorized capital stock currently consists of:

•	200,000,000 shares of common stock, par value $0.001 per share; and

•	5,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which:

•	30,000 shares have been designated as our Series C Convertible Preferred Stock, $0.001 par value per share; and

•	20,000 shares have been designated as our Series D Convertible Preferred Stock, 0.001 par value per share.

Outstanding Shares of Capital Stock. The Company’s common stock is the only security of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. All outstanding shares of the Company’s capital stock are fully paid and nonassessable. As of June 30, 2024, there were:

•	86,368,897 shares of common stock issued and outstanding, held by holders of record;

•	17,858 shares of Series C Convertible Preferred Stock issued and outstanding, held by one holder of record; and

•	10,161 shares of Series D Convertible Preferred Stock issued and outstanding, held by one holder of record.

Securities Subject to Price Adjustments

If in the future, the Company sells its common stock at a price below $0.25 per share, the conversion price of our outstanding shares of Series C and D convertible preferred stock would adjust below $0.25 per share pursuant to the documents governing such instruments. In addition, the conversion price of the convertible promissory notes referred to above and the exercise price of certain outstanding warrants to purchase 9,020,264 shares of common stock would adjust below $0.25 per share pursuant to the documents governing such instruments.

Series C and D Convertible Preferred Stock, Warrants and Dividends

On August 5, 2016, the Company closed a Series C Convertible Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a cumulative dividend of 8% and an ownership blocker of 4.99%. Dividends are due and payable in cash when declared by the Company or when the stock is converted.  Series C Convertible Preferred stock is senior to Series D Convertible Preferred stock and is entitled to receive equal dividends paid to Series D. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Convertible Preferred Stock and warrant and its conversion price, were adjusted to $0.25 per share pursuant to the documents governing such instruments. As of June 30, 2024, Mr. Struve owns all of the 17,858 issued and outstanding shares of Series C Convertible Preferred Stock.  Each holder of Preferred Series C is allowed to vote as a common shareholder as if the shares were converted to common stock up to the ownership blocker of 4.99%.

In 2017 the Company closed a $750,000 Series D Convertible Preferred Stock and Warrant offering with Mr. Struve. As of June 30, 2024, Mr. Struve owns all of the 10,161 issued and outstanding shares of Series D Convertible Preferred Stock. Each outstanding share of Series D Convertible Preferred Stock will accrue cumulative cash dividends at a rate equal to 8.0% per annum, subject to adjustment as provided in the Series D Convertible Preferred Stock certificate of designations. Dividends are due and payable in cash when declared by the Company or when the stock is converted. In addition, On August 14, 2017, the price of the Series D Convertible Preferred Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. Each holder of Preferred Series D is allowed to vote as a common shareholder as if the shares were converted to common stock up to the ownership blocker of 4.99%.

Based upon the modified terms and conditions of our Series C and D Convertible Preferred Stock certificates of designations dated August 10, 2023, it was determined that Series C and D Convertible Preferred Stock dividends need to be accreted going forward. As of June 30, 2024, cumulative unpaid Series C and D Convertible Preferred Stock dividends totaled approximately $80,000, which on a converted-to-common-stock basis represents approximately 319,121 shares of common stock. The Company has recorded $80,000 in cumulative deemed dividends related to Series C and D Convertible Preferred Stock which have not been paid, net of (i) $350,696 of accumulated dividends with respect to the Series D Convertible Preferred Stock that were settled for 1,402,784 shares of common stock on June 28, 2023 and (ii) $800,384 of accumulated dividends with respect to the Series C and D Convertible Preferred Stock that were settled for 3,201,534 shares of common stock on June 18, 2024. Mr. Struve is subject to an ownership blocker limiting his ownership to 4.99% of our outstanding shares of common stock and thus the number of common shares he can receive for dividends. Unpaid accreted stock dividends will be issued to Mr. Struve if he converts preferred stock or if the Board declares a dividend thereon, limited to his 4.99% ownership blocker. Assuming no changes in the amount of outstanding Series C Convertible Preferred Stock or Series D Convertible Preferred Stock ownership, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock.

Common Stock

Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted. Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.

Nine Months Ended June 30, 2024

During the nine months ended June 30, 2024, we had the following sales of unregistered sales of equity securities:

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

On March 7, 2024, the Company issued 102,302 shares of the Company’s common stock at $0.782 with a total value of $80,000 per share related to a debt offering. The $80,000 was recorded as debt issuance costs and is being amortized over the two-year term of the debt.

On March 8, 2024, the Company issued 714,828 shares of the Company’s common stock in a cashless warrant exercise.

On May 24, 2024, the Company issued 108,500 shares of its common stock related to 108,500 warrants exercised at $0.25 per share.

On June 18, 2024, Mr. Struve converted dividends of $800,384 into 3,201, shares of our common stock related to the conversion of Series C and D Convertible Preferred Stock.

On June 27, 2024, the Company issued 546,697 shares of our common stock at $0.44 per share related to a principal payment of convertible debt settled with a common stock issuance for a total value of $240,000.

Warrants to Purchase Common Stock

Nine Months Ended June 30, 2024

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

On February 27, 2024, the Company (a) entered into a securities purchase agreement with Lind Global Fund II, LP (“Lind”), issued a Warrant to purchase up to 6,000,000 shares of the Company’s common stock at an initial exercise price of $0.80 per share, subject to adjustment. The Warrant may be exercised via cashless exercise in the event there is no effective registration statement covering the shares of Common Stock underlying a Warrant exercise. The initial 300,000 warrants issued were valued at $1,536,743 and recorded as debt issuance costs (with an offset to additional paid in capital) and is being amortized over the two-year term of the Notes as a component of interest expense.

On March 8, 2024, the Company issued 714,828 shares of the Company’s common stock in a cashless warrant exercise.

On May 24, 2024, the Company issued 108,500 shares of the Company’s common stock in a cashless warrant exercise.

Warrants to purchase 350,157 shares of common stock at $0.42 per share were forfeited.

A summary of the warrants outstanding as of June 30, 2024 were as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding October 1, 2023	20,866,313	$1.06
Issued	6,123,648	0.79
Exercised	(823,328)	(0.25)
Forfeited	(350,157)	(0.42)
Expired	-	-
Outstanding at end of period	25,816,476	$1.03

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2024:

	Weighted	Weighted
	Average	Average
Number of	Remaining	Exercise	Shares
Warrants	Life ( In Years)	Price	Exercisable
8,619,544	1.54	$0.25	8,619,544
6,000,000	4.67	0.80	6,000,000
6,512,207	1.48	1.20-1.85	6,512,207
4,684,725	1.85	2.00-3.00	4,684,725
25,816,476	2.21	$1.03	25,816,476

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the nine months ended June 30, 2024 were as follows:

Assumptions
Dividend yield	0%
Expected life	3 years
Expected volatility	105%
Risk free interest rate	4.32%

There were warrants of 25,816,476 shares with an aggregate intrinsic value of $1,982,495.

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

Nine Months Ended June 30, 2024

During the nine months ended June 30, 2024, the Company issued stock option grants to 32 directors, employees and consultants for 17,410,548 shares at an average exercise price of $0.31 per share. The stock option grants expire in five years. The stock option grants primarily vest immediately to quarterly over two to four years.

During the nine months ended June 30, 2024, stock option grants for 1,844,600 shares at an average exercise price of $1.53 per share were forfeited.

Stock option activity for the nine months ended June 30, 2024 and the year ended September 30, 2023 was as follows:

	Weighted Average
	Options	Exercise Price
Outstanding as of September 30, 2023	14,506,158	$1.55
Granted	17,410,548	0.31
Exercised	-	-
Forfeitures	(1,844,600)	(1.53)
Outstanding as of June 30, 2024	30,072,106	$0.83

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2024:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exercisable	Exercisable
$0.25-0.51	16,340,548	4.28	$0.29	5,531,545	$0.34
$0.62	1,050,000	4.89	0.62	-	-
$0.88-1.25	2,161,875	2.41	0.15	2,013,125	0.40
$1.28 - 1.67	8,379,683	2.94	1.49	2,444,858	1.47
$1.79-3.67	2,140,000	2.54	2.19	1,093,125	2.16
	30,072,106	3.70	$0.83	11,082,653	$0.72

The significant weighted average assumptions relating to the valuation of the Company’s stock option grants for the nine months ended June 30, 2024 were as follows:

Assumptions
Dividend yield	0%
Expected life	3 years
Expected volatility	105%
Risk free interest rate	4.16-4.64%

There are stock option grants of 30,072,106 shares as of June 30, 2024 with an aggregate intrinsic value of $2,524,513.

There are 30,072,106 (including unearned stock option grants totaling 4,179,825 shares related to performance milestones) options to purchase common stock at an average exercise price of $0.83 per share outstanding as of June 30, 2024 under the 2021 Plan. The Company recorded $2,331,516 and $2,464,045 of compensation expense, net of related tax effects, relative to stock options for the nine months ended June 30, 2024 and 2023, respectively, in accordance with ASC 718. As of June 30, 2024, there is $5,836,061 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.7 years.

9. INCOME TAXES

The Company recorded a provision for income taxes of $0 for the nine months ended June 30, 2024 and 2023.

The Company’s effective tax rate was 0% for the nine months ended June 30, 2024 and 2023. The difference between the effective tax rate and the federal statutory tax rate primarily relates to the valuation allowance on the Company’s net operating loss deferred tax asset.

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

As of June 30, 2024 and 2023, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

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

Related Party Transactions with Directors

During the nine months ended June 30, 2024, the Company issued stock option grants to six directors for a total of 2,809,817 shares at an average exercise price of $0.46 per share. The stock option grants expire in five years. The stock option grants vested at issuance.

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

On April 13, 2017, the Company leased its executive office located at 500 Union Street, Suite 810, Seattle, Washington, USA, 98101. The Company leases 943 square feet and the current net monthly payment is $2,908. The Company vacated the office on May 31, 2024.

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

On March 2, 2024, the Company entered into a lease for executive and research and testing facilities at 619 Western Avenue, Suite 610, Seattle, Washington 98104. The Company leases 5,996 square feet and the current net monthly payment is $11,492 and increases at 3% annually after year one. The lease commenced on May 1, 2024 and terminates on July 31, 2027.

12. SEGMENT REPORTING

The Company considers the business to currently have one operating segment; the development of its radio frequency spectroscopy technology with a first focus on non-invasively ascertaining blood glucose levels.

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to June 30, 2024, the Company had the following material transaction that requires disclosure:

On August 7, 2024, the “Company entered into an Underwriting Agreement with Boustead Securities, LLC and The Benchmark Company, LLC, as representatives of the underwriters named therein, relating to the Company’s registered public offering of 13,250,000 units consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant to purchase one share of Common Stock at an exercise price equal to $0.26 per share of Common Stock. The public offering price was $0.26 per Unit. The underwriters agreed to purchase 13,250,000 Units at a 7.0% discount to the public offering price. The Company granted the Representatives a 30-day option to purchase up to an additional 1,987,500 shares of common stock and 1,987,500 warrants to cover over-allotments, if any. The gross proceeds from the Offering are approximately $3.445 million, or approximately $3.961 million if the representatives exercise in full their over-allotment option, before deducting underwriting discounts and commissions and other offering expenses. On August 8, 2024, the Representatives partially exercised their over-allotment option to purchase 1,987,500 warrants. The Offering closed on August 9, 2024.

Pursuant to the Underwriting Agreement, the Company granted to the representatives, as a portion of the underwriting compensation payable thereunder, Unit Purchase Options to purchase Units equal to an aggregate of 7.0% of the number of Units issued in the Offering at a per Unit exercise price of $0.26, which is equal to the public offering price per Unit sold in the Offering. The Representatives Options are exercisable 180 days after August 7, 2024 and will expire on August 7, 2029.

The Units were issued pursuant to a registration statement on Form S-1 (File No. 333-280273), initially filed by the Company with the Securities and Exchange Commission on June 17, 2024, as amended, which was declared effective on August 7, 2024. A final prospectus relating to the Offering was filed with the Commission on August 8, 2024.

The Underwriting Agreement contains customary representations, warranties, and covenants by the Company and customary conditions to closing, obligations of the parties and termination provisions. Additionally, under the terms of the Underwriting Agreement, the Company has agreed to indemnify the underwriters for losses, expenses and damages arising out of or in connection with the Offering, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”), or contribute to payments the underwriters may be required to make with respect to these liabilities.

Pursuant to the Underwriting Agreement, subject to certain exceptions described in the registration statement, the Company and each director and executive officer of the Company have agreed, for a period of three months in the case of the Company and 6 months in the case of the directors and executive officers after the closing of the Offering, not to offer, sell, contract to sell, pledge or otherwise dispose of any shares of the Company’s common stock or securities convertible into common stock, without first obtaining the consent of the Representatives.

Pursuant to the Underwriting Agreement, for a period of 12 months after the closing of the Offering, the Representatives will each have a right of first refusal to act lead or joint-lead investment banker, lead or joint-lead book runner and/or lead or joint placement agent, at each of such Representative’s discretion, for each and every future public and private equity, equity-linked or debt (excluding commercial bank debt) offering, including all equity linked financings during such twelve month period, of the Company, or any successor to or subsidiary of the Company on terms customary to the Representatives, excluding any securities issued pursuant to obligations we have outstanding as of the consummation of this Offering.

The Company entered into a Warrant Agency Agreement with Equiniti Trust Company, LLC as of August 9, 2024, pursuant to which Equiniti agreed to act as warrant agent with respect to the warrants.

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

BUSINESS

Overview

Know Labs is an emerging leader in non-invasive medical diagnostics. We are focused on the development and commercialization of our proprietary sensor technology utilizing radio and microwave spectroscopy. When paired with our artificial intelligence and machine learning derived algorithms, our technology is capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify, and measure the unique “signature” of said materials or analytes. While the Company’s core focus is on medical diagnostics its technology is a true platform with a myriad of applications outside of the medical diagnostic realm.

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

While medical diagnostics applications, with blood glucose monitoring paramount, are the focus of Know Labs, the Company’s proprietary radio frequency and microwave spectroscopy platform have broad applicability outside of the medical diagnostic realm. We have identified and are implementing new core workstreams to leverage our intellectual property portfolio of over 300 active patent assets, to generate revenues through patent licensing of opportunities developed in a “Skunkworks” program. We will make further announcements regarding this activity as work progresses.

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

Know Labs Sensor Technology:  Hardware and Software

Our sensor technology embodies two key components: hardware and software. The key hardware component includes a sensor which both sends and receives a radio frequency signal. The data obtained by the receiving aspect of the sensor is analyzed by software. Today, the sensor portion of our hardware development is complete. This sensor is currently being used in our internal tests, and has been for the past several months, gathering billions of data points to further refine our algorithms. It is the core component in our KnowU wearable, continuous glucose monitor prototype device and will be a core component of future versions of our device.

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

On March 6, 2024, we announced interim results from our internal clinical research study, which assessed the accuracy of our proprietary radiofrequency (RF) dielectric sensor in non-invasively measuring blood glucose in participants with prediabetes and Type 2 diabetes using venous blood as a comparative reference – resulting in an overall Mean Absolute Relative Difference (MARD) of 11.1%. The ML model was trained to estimate reference venous blood glucose values on 80% of the data (520 paired values) randomly selected from measured values and then tested on the remaining, held out 20% (130 paired values), where a paired value is defined as data collected from the novel RF sensor paired with a single venous blood glucose value. This study has since been completed and represents an important step in our clinical development by using venous blood as a comparator, which will be required for future FDA clearance, and testing within the target population of the ultimate commercial product.

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

Results of a study titled, “Algorithm Refinement in the Non-Invasive Detection of Blood Glucose Using Know Labs’ Bio-RFID Technology.” The study demonstrates that algorithm optimization using a light gradient-boosting machine (lightGBM) machine learning model improved the accuracy of Know Labs’ Bio-RFID™ sensor technology at quantifying blood glucose using predicted readings of the Dexcom G6® as a proxy for BGC, demonstrating an overall Mean Absolute Relative Difference (MARD) of 12.9% – which is within the range of independently reported values for certain FDA-cleared blood glucose monitoring devices. The study was performed by the Know Labs Clinical Development Team at Know Labs Research Laboratory in Seattle, and reviewed by members of Know Labs’ Scientific Advisory Board.

Results from a study titled, “Novel data preprocessing techniques in an expanded dataset improve machine learning model accuracy for a non-invasive blood glucose monitor.” The study demonstrates that continued algorithm refinement and more high-quality data improved the accuracy of Know Labs’ proprietary Bio-RFID sensor technology, resulting in an overall Mean Absolute Relative Difference (MARD) of 11.3%. As with all Know Labs’ previous research, this study was designed to assess the ability of the Bio-RFID sensor to non-invasively and continuously quantify blood glucose, using the Dexcom G6® continuous glucose monitor (CGM) as a reference device and proxy for BGC. In this study where data collection was completed in May of 2023, Know Labs applied novel data preprocessing techniques and trained a light gradient-boosting machine (lightGBM) model to predict blood glucose values of Dexcom G6® CGM using 3,311 observations – or reference device values – from over 330 hours of data collected from 13 healthy participants. With this method, Know Labs was able to predict blood glucose in the test set – the dataset that provides a blind evaluation of model performance – with a MARD of 11.3%. The study was performed by the Know Labs Clinical Development Team at Know Labs Research Laboratory in Seattle and reviewed by members of Know Labs’ Scientific Advisory Board.

As the Company successfully completed its foundational studies, created a stable sensor that delivers repeatable results, and developed a software infrastructure to manage and interpret large, novel datasets, it will continue to expand its testing and data gathering with larger and more diverse populations. These new studies will help determine the need, if any, for individual calibration and will evaluate the technology’s performance throughout continuous wear, in more real-world environments, and within more expansive glycemic ranges, including the hypoglycemic range (<70 mg/dL). Our data science and algorithm development efforts in 2024 include refining our algorithm to create personalized models, ensuring it is calibrated with blood glucose reference data from each individual using the KnowU and enabling an accurate glucose value estimation for a known population whenever the device is worn in the future. Building personalized models is an early step toward a generalized algorithm, but the ability to create these models may themselves prove to be viable in an FDA-cleared commercial device.

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

We group our competition into three large categories. Those are (i) large global technology companies who may enter the blood glucose monitoring and other medical diagnostic markets, (ii) legacy providers of blood glucose monitoring technology, and (iii) new entrants working to achieve a non-invasive solution or more acceptable blood glucose monitoring solutions which may or may not be similar to our technology. With regard to companies in each category, we perform due diligence from all publicly available sources of information on their relevant technologies and their product plans. This information informs and refines our activities and underscores our sense of urgency as we work to bring our own technology to the marketplace. As it relates to all competitors, we continue to focus on building the world’s most robust patent portfolio in this space. PatSnap Research and ipCapital Group, two leading patent analytic firms, have ranked Know Labs #1 for global patent leadership in non-invasive glucose monitoring patents. We have retained both organizations to perform patent related work. We continue to build out our patent portfolio and grow our trade secret AI and ML driven algorithms. Patents issued, pending, and in-process increased from 159 to 336 year over year (+109% vs. market +35%*) reflecting our high rate of innovation.

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

We believe that our non-invasive glucose monitor represents the “Next generation” whether used in a continuous or as spot check screening manner.

The current estimation of the size of the global population suffering from diabetes is estimated by the International Diabetes Federation to be 579 million. It is expected to reach 643 million by 2030 and 784 million by 2040.  Currently, the leading CGM providers, Dexcom, Abbott and Medtronic have 100% of the market share of CGMs. Based upon latest available information from their regulatory filings they have penetrated less than 1% of the global addressable market. While competitive analysis is always an important part of our business strategy and thinking, the scope of the market provides room for a number of providers of accurate, less expensive and more sustainable technology.

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

•	Know Labs is the world intellectual property leader in non-invasive blood glucose monitoring, according to ipCG Capital and PatSnap Research.

Growth Strategy

The key elements of our strategy to grow our business include:

•	Initially, entering the diabetes glucose monitoring market with our non-invasive continuous glucose monitoring device.

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

Research and Development

Our current research and development efforts are primarily focused on improving our radio frequency spectroscopy technology for the monitoring of blood glucose. As part of this effort, we continuously perform clinical testing of our devices, and we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. Over time, we plan to focus on extending the capacity of our sensor technology to identify new analytes and applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies. We engage third party experts as required to supplement our internal team. We incurred expenses of approximately $5,011,000 and $6,186,000 for the nine months ended June 30, 2024 and 2023, respectively, on development activities.

The cornerstone of our foundational platform technology is our intellectual property portfolio. We have pursued an active intellectual property strategy which includes focus on patents where appropriate and a diligent protection of trade secrets. To date, we have been granted 50 patents. We currently have a number of patents pending and continue, on a regular basis, with the filing of new patents. If we include pending patents, our IP portfolio reaches 325 patents issued and pending, which positions the company as the top worldwide IP holder in non-invasive blood glucose monitoring, according to ipCapital Group, a leading IP and innovation consulting firm. We possess all rights, title and interest to the issued patents.

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

Employees

As of June 30, 2024, we had fifteen full-time and part-time employees. Our senior management and other personnel are co-located in our Seattle, Washington offices and remote. The Company expanded its utilization of consulting firms and individual contractors to supplement our reduced workforce in an effort to reduce fixed expenses and extend operating resources.

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

Based upon the modified terms and conditions of our Series C and D Convertible Preferred Stock certificates of designations dated August 10, 2023, it was determined that Series C and D Convertible Preferred Stock dividends need to be accreted going forward. As of June 30, 2024, cumulative unpaid Series C and D Convertible Preferred Stock dividends totaled approximately $80,000, which on a converted-to-common-stock basis represents approximately 319,121 shares of common stock. We have recorded approximately $80,000 in cumulative deemed dividends related to Series C and D Convertible Preferred Stock which have not been paid, net of (i) $350,696 of accumulated dividends with respect to the Series D Convertible Preferred Stock that were settled for 1,402,784 shares of common stock on June 28, 2023 and (ii) the approximately $800,384 of accumulated dividends with respect to the Series C and D Convertible Preferred Stock that were settled for 3,201,534 shares of common stock on June 18, 2024. Mr. Struve is subject to an ownership blocker limiting his ownership to 4.99% of our outstanding shares of common stock and thus the number of common shares he can receive for dividends. Unpaid accreted stock dividends will be issued to Mr. Struve if he converts preferred stock or if the Board declares a dividend thereon, limited to his 4.99% ownership blocker. Assuming no changes in the amount of outstanding Series C Convertible Preferred Stock or Series D Convertible Preferred Stock ownership, going forward on a quarterly basis we will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock.

On February 27, 2024, we (i) entered into a securities purchase agreement with Lind pursuant to which we may issue to the selling stockholder one or more senior convertible notes in the aggregate principal amount of up $14,400,000 for an aggregate purchase price equal to up to $12,000,000 and common stock purchase warrants and (ii) issued a Note of $4,800,000 and the Warrant to the selling stockholder in exchange for a purchase price of $4,000,000 with net proceeds of $3,806,000.

On March 20, 2024, we entered into an At the Market Offering Agreement with The Benchmark Company, LLC pursuant to which we may, from time to time, offer and sell shares of our common stock through or to The Benchmark Company, LLC as our sales agent or manager in an aggregate amount of up to $5,000,000. We have not received any funds under this agreement as of June 30, 2024.

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

Results of Operations

The following table sets forth key components of our results of operations during the three months ended June 30, 2024 and 2023.

(dollars in thousands)

	Three Months Ended June 30,
	2024	2023	$ Variance	% Variance

Operating expenses-
Research and development and operating expenses-
Research and development expenses	$1,349	$1,880	$531	28.2%
Selling, general and administrative expenses	2,487	1,359	(1,128)	-83.0%
Total operating expenses	3,836	3,239	(597)	-18.4%
Operating loss	(3,836)	(3,239)	(597)	-18.4%
Other Icome (Expense), Net:
Interest income	31	23	8	34.8%
Interest expense	(298)	-	(298)	-100.0%
Other (expense)	-	(384)	384	100.0%
Total other (expense), net	(267)	(361)	94	26.0%
Loss before income taxes	(4,103)	(3,600)	(503)	-14.0%
Income tax expense	-	-	-	0.0%
Net loss	$(4,103)	$(3,600)	$(503)	-14.0%

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2024 decreased $531,000 to $1,349,000 as compared to $1,880,000 for the three months ended June 30, 2023. The decrease was due to reduced personnel, use of consultant, expenditures related to the development of our radio frequency spectroscopy Bio-RFID™ technology. During the year ended September 30, 2023, we reduced our headcount by nine and operating expenses and used external consultants to reduce the future cost of the development of our Bio-RFID™ technology. We launched the Generation 2 working prototype device during the three months ended March 31, 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2024 increased $1,128,000 to $2,487,000 as compared to $1,359,000 for the three months ended June 30, 2023. The increase primarily was due to (i) an increase of $276,000 in salaries; (ii) an increase in legal expense of $257,000; (iii) an increase in stock based compensation- stock option grants of $479,000;  and (iv) an increase in other expenses of $116,000. As part of the selling, general and administrative expenses for the three months ended June 30, 2024 and 2023, we recorded $99,000 and $63,000, respectively, of investor relationship and business development expenses.

Other Income (Expense), Net. Other expense, net for the three months ended June 30, 2024 was $267,000 as compared to other expense, net of $361,000 for the three months ended June 30, 2023. The other expense, net for the three months ended June 30, 2024 included interest income of $31,000, offset by interest expense of $298,000.

The other expense, net for the three months ended June 30, 2023 included (i) loss on disposal of assets of $384,000 related to the consolidation of leased offices; and offset by other income of $23,000.

Net Loss. Net loss for the three months ended June 30, 2024 was $4,103,000 as compared to $3,600,000 for the three months ended June 30, 2023. The net loss for the three months ended June 30, 2024 included non-cash expenses of $1,339,000. The non-cash items include (i) depreciation and amortization of $21,000; (ii) stock based compensation- stock options of $1,016,000;; (iii) amortization of operating lease right-of-use asset of $26,000; and (iv)  interest expense for the extension of notes and warrants of  $276,000.

The net loss for the three months ended June 30, 2023 included non-cash expenses of $1,005,000. The non-cash items include (i) depreciation and amortization of $54,000; (ii) stock based compensation- stock options of $567,000; and (iii) loss on disposal of assets of $384,000 related to the consolidation of leased offices.

The following table sets forth key components of our results of operations during the nine months ended June 30, 2024 and 2023.

(dollars in thousands)

	Nine Months Ended June 30,
	2024	2023	$ Variance	% Variance

Operating expenses-
Research and development and operating expenses-
Research and development expenses	$5,011	$6,186	$1,175	19.0%
Selling, general and administrative expenses	7,025	5,508	(1,517)	-27.5%
Total operating expenses	12,036	11,694	(342)	-2.9%
Operating loss	(12,036)	(11,694)	(342)	-2.9%
Other Icome (Expense), Net:
Interest income	127	114	13	11.4%
Interest expense	(1,039)	(389)	(650)	-167.1%
Other (expense)	-	(384)	384	100.0%
Total other (expense), net	(912)	(659)	(253)	-38.4%
Loss before income taxes	(12,948)	(12,353)	(595)	-4.8%
Income tax expense	-	-	-	0.0%
Net loss	$(12,948)	$(12,353)	$(595)	-4.8%

Research and Development Expenses. Research and development expenses for the nine months ended June 30, 2024 decreased $1,175,000 to $5,011,000 as compared to $6,186,000 for the nine months ended June 30, 2023. The decrease was due to reduced personnel, use of consultant, expenditures related to the development of our radio frequency spectroscopy Bio-RFID™ technology. During the year ended September 30, 2023, we reduced our headcount by nine and operating expenses and used external consultants to reduce the future cost of the development of our Bio-RFID™ technology. We launched the Generation 2 working prototype device during the three months ended March 31, 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended June 30, 2024 increased $1,517,000 to $7,025,000 as compared to $5,508,000 for the nine months ended June 30, 2023. The increase primarily was due to (i) an increase of $851,000 in salaries; (ii) an increase in legal expense of $418,000; (iii) an increase in stock based compensation of $144,000; (iv) an increase in other expenses of $104,000. As part of the selling, general and administrative expenses for the nine months ended June 30, 2024 and 2023, we recorded $297,000 and $261,000, respectively, of investor relationship and business development expenses.

Other Income (Expense), Net. Other expense, net for the nine months ended June 30, 2024 was $912,000 as compared to other expense net of $559,000 for the nine months ended June 30, 2023. The other expense, net for the nine months ended June 30, 2024 included interest income of $127,000, offset by interest expense of $1,039,000. The increase in interest expense is related to $595,000 in interest expense for the extension of notes and warrants in February 2024.

The other expense, net for the nine months ended June 30, 2023 included (1) interest income of $114,000; offset by (ii) interest expense, net of $389,000; and (iii) loss on disposal of assets of $384,000 related to the consolidation of leased offices.

Net Loss. Net loss for the nine months ended June 30, 2024 was $12,948,000 as compared to $12,354,000 for the nine months ended June 30, 2023. The net loss for the nine months ended June 30, 2024 included non-cash expenses of $3,801,000. The non-cash items include (i) depreciation and amortization of $59,000; (ii) stock based compensation- stock options of $2,332,000; (iii) issuance of common stock for services of $277,000; (iv) amortization of operating lease right-of-use asset of $163,000; (v) amortization of debt issuance costs of $376,000; and (vi) interest expense for extension of notes and warrants of $595,000.

The net loss for the nine months ended June 30, 2023 included non-cash expenses of $3,553,000. The non-cash items include (i) depreciation and amortization of $259,000; (ii) loss on disposal of assets of $384,000 related to the consolidation of leased offices; (iii) modification of notes and warrants of $350,000; (ix) stock based compensation- stock options of $2,464,000; and (v)  amortization of operating lease right-of-use asset of $96,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

We have cash and cash equivalents of approximately $2,130,000 and a net working capital deficit of $3,987,763 as of June 30, 2024. We anticipate that we will record losses from operations for the foreseeable future. We believe that we have enough available cash to operate until October 31, 2024. As of June 30, 2024, we had an accumulated deficit of $135,051,000 and net losses in the amount of $12,948,000, $15,289,000, and $20,071,000 during the nine months ended June 30, 2024 and years ended September 30, 2023 and 2022, respectively. We incurred non-cash expenses of $3,801,000, $4,768,000, and $12,164,000 during the nine months ended June 30, 2024 and the years ended September 30, 2023 and 2022, respectively.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the sale of common or preferred stock and the exercise of warrants. During the remainder of 2024, we expect to raise additional funds through the issuance of preferred stock, convertible debentures or equity.

On February 27, 2024, we (i) entered into a securities purchase agreement with Lind pursuant to which we may issue to the selling stockholder one or more senior convertible notes in the aggregate principal amount of up $14,400,000 for an aggregate purchase price equal to up to $12,000,000 and common stock purchase warrants and (ii) issued a Note of $4,800,000 and the Warrant to the selling stockholder in exchange for a purchase price of $4,000,000 with net proceeds of $3,806,000.

On March 20, 2024, we entered into an At the Market Offering Agreement with The Benchmark Company, LLC pursuant to which we may, from time to time, offer and sell shares of our common stock through or to The Benchmark Company, LLC as our sales agent or manager in an aggregate amount of up to $5,000,000. We have not received any funds under this agreement as of June 30, 2024.

The proceeds of warrants currently outstanding, to the extent not exercised on a cashless basis, may generate potential proceeds. We cannot provide assurance that any of these warrants will be exercised.

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2024 and 2023 was $9,574,000 and $8,976,000, respectively. The net cash used in operating activities for the nine months ended June 30, 2024 was primarily related to (i) a net loss of $12,948,000; (ii) working capital changes of $427,000; and offset by (iii) non-cash expenses of $3,801,000. The non-cash items include (iv) depreciation and amortization of $59,000; (v) stock based compensation- stock options of $2,332,000; (vi) issuance of common stock for services of $277.000; (vii) amortization of operating lease right-of-use asset of $163,000; amortization of debt issuance costs of $376,000; and (viii) interest expense for extension of notes and warrants of $595,000.

The net cash used in operating activities for the nine months ended June 30, 2023 was primarily related to (i) a net loss of $12,353,000; and (ii) working capital changes of $77,000; and offset by (iii) non-cash expenses of $3,454,000. The non-cash items include (iv) depreciation and amortization of $259,000; (v) loss on disposal of assets of $384,000 related to the consolidation of leased offices; (vi) modification of notes and warrants of $350,000; (vii) stock based compensation- stock options of $2,464,000; and (xiii) amortization of operating lease right-of-use asset of $96,000.

Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2024 and 2023 was $66,000 and $81,000, respectively. These amounts were primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the for the nine months ended June 30, 2024 and 2023 was $3,746,000 and $392,000, respectively. The net cash provided by financing activities for the nine months ended June 30, 2024 was primarily related to the proceeds from debt offering of $3,806,000 less expenses of $262,000 and issuance of common stock for a common stock offering, net of expenses of $203,000. On February 27, 2024, we (a) entered into a securities purchase agreement with the selling stockholder pursuant to which we may issue to the selling stockholder one or more senior convertible notes in the aggregate principal amount of up $14,400,000 for an aggregate purchase price equal to up to $12,000,000 and common stock purchase warrants and (b) issued the Note and the Warrant to the selling stockholder in exchange for a purchase price of $4,000,000. On October 26, 2023, we closed an offering of our common stock pursuant to which we sold 883,061 shares of common stock, at a purchase price of $0.25 per share. After deducting underwriting commissions and other offering expenses, we received net proceeds of $203,000.

The net cash provided by financing activities for the nine months ended June 30, 2023 was primarily related to (i) proceeds from the issuance of common stock for the exercise of warrants of $387,000; and (ii) proceeds from the issuance of common stock for the exercise of stock option grants of $5,000.

Our contractual cash obligations as of June 30, 2024 are summarized in the table below:

		Less Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years
Operating leases	$416,797	$126,760	$290,037
Convertible notes payable	6,827,066	5,135,066	1,692,000
	$7,243,863	$5,261,826	$1,982,037

(1)

Convertible notes payable reflects $5,485,000 ($6,827,000 before adjustments for debt extinguishment accounting and debt issuance costs) that can be converted into common stock upon demand. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID” technologies. None of the expenditures are contractual obligations as of June 30, 2024.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of June 30, 2024 and 2023 are based upon the short-term nature of the assets and liabilities.

We have a money market account which is considered a Level 1 asset. The balance as of June 30, 2024 and September 30, 2023 was $2,013,000 and $7,836,000, respectively. No other assets or liabilities are required to be recorded at fair value on a recurring nature.

Derivative Financial Instruments. Pursuant to ASC 815 “Derivatives and Hedging”, we evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. We then determine if embedded derivative must be bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, we use a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. We determined that the conversion features for purposes of bifurcation within convertible notes payable issued during 2020 and 2021 were immaterial and as of June 30, 2024 all such convertible notes have been converted to common stock.

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

We had no holdings of derivative financial or commodity instruments at June 30, 2024.

We are exposed to financial market risks, including changes in interest rates. We do not use any financial instruments for speculative or trading purposes. Fluctuations in interest rates would not have a material effect on our financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures are effective at the reasonable assurance level

b) Inherent Limitations on Internal controls

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

c) Changes in Internal Control over Financial Reporting

During the nine months ended June 30, 2024, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

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

•	We are subject to extensive regulation by FDA, which could restrict the sales and marketing of our products and could cause us to incur significant costs;

Risks Related to Ownership of Our Common Stock and Public Warrants

•	The market price of our common stock may fluctuate, and you could lose all or part of your investment.

•	We may not be able to maintain a listing of our common stock or achieve the listing of the Public Warrants on the NYSE American.

•	We do not expect to declare or pay dividends in the foreseeable future.

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

•

We may be unable to achieve FDA clearance of our KnowU™ product and a change in control of our company may not occur prior to the expiration of the Public Warrants, in which case the Public Warrants will not become exercisable for shares of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2024, we had the following sales of unregistered sales of equity securities:

On May 24, 2024, we issued 108,500 shares of common stock related to 108,500 warrants exercised at $0.25 per share.

On June 18, 2024, Mr. Struve converted dividends of $800,384 into 3,201,534 shares of our common stock related to the conversion of Series C and D Convertible Preferred Stock.

On June 27, 2024, we issued 546,697 shares of our common stock at $0.44 per share related to a principal payment of convertible debt settled with a common stock issuance for a total value of $240,000.

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

KNOW LABS, INC.

(Registrant)

Date: August 14, 2024	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Peter J. Conley
Peter J. Conley
Chief Financial Officer
(Principal Financial and Accounting Officer)

