Form 10-K
period 2024-09-30
KNOW LABS, INC.
filed 2024-11-14
CIK 1074828

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-37479

KNOW LABS, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0273142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

619 Western Avenue, Suite 610 Seattle, Washington 98104	98104
(Address of principal executive offices)	(Zip Code)

(206) 903-1351

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	KNW	NYSE American LLC

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

As of March 29, 2024 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $49,096,582.

As of November 14, 2024, there were a total of 108,097,936 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Know Labs, Inc.

Annual Report on Form 10-K

Year Ended September 30, 2024

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

PART I

ITEM 1. BUSINESS.

Overview

Know Labs, Inc. (the “Company”) is an emerging leader in non-invasive medical diagnostics. We are focused on the development and commercialization of our proprietary sensor technology utilizing radio and microwave dielectric spectroscopy. Our sensor technology elicits a dielectric response that is unique for every molecule. It is based upon first principles of physics. We believe that our patented technology is capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify, and measure the unique “signature” of said materials or analytes and any rate of change when paired with our proprietary artificial intelligence and machine learning derived algorithms, While our core focus is on medical diagnostics, its technology is designed to be a true platform with a myriad of applications outside of the medical diagnostic realm.

The first application of our sensor technology is in a product to non-invasively monitor blood glucose levels. Our device is intended to provide the user with real-time information on their blood glucose levels. During the quarter ended March 31, 2024 we announced our KnowU™ non-invasive wearable continuous glucose monitor working prototype device, which includes our proprietary sensor that has been used in internal clinical testing. We intend to expand our testing, both internally and externally, and to continue to refine the device over time, which will require Food & Drug Administration (“FDA”) clearance before entering the market.

Following FDA clearance of our non-invasive blood glucose monitoring device, Know Labs plans to expand its sensor technology to other non-invasive medical diagnostic applications. As a platform technology, we believe that it will be able to identify numerous other analytes in the human body that are important in medical diagnostics and human health and wellness. With data gathered over time by our sensor and analyzed by our algorithms our longer-term vision is to develop a technology that can provide what we call, “predictive health,” or an early warning system regarding the onset of disease.

While medical diagnostics applications, with blood glucose monitoring paramount, are the focus of Know Labs, we believe that our proprietary radio frequency and microwave dielectric spectroscopy platform has broad applicability outside of the medical diagnostic realm. We have identified and intend to implement new core workstreams to leverage our intellectual property portfolio of over 300 active patent assets, to generate revenues through patent licensing of opportunities developed in a “Skunkworks” program. Announcements regarding this activity will be made as work progresses and material events occur.

Corporate History and Structure

We were incorporated under the laws of the State of Nevada in 1998. Since 2007, our company has been focused primarily on research and development of proprietary spectroscopic technologies spanning the electromagnetic spectrum.

Know Labs has one wholly owned subsidiary, Particle, Inc. incorporated on April 30, 2020. At this time there is no material activity in the Particle subsidiary while we focus our attention on our sensor technology and glucose monitoring device development.

The Know Labs Technology

We have internally and under contract with third parties developed proprietary platform technology that we believe is able to uniquely identify and measure almost any organic and inorganic material or analyte. Our patented technology is designed to direct electromagnetic energy in the radio wave and microwave frequencies to a substance or material to capture a unique molecular signature through the activation of a dialectic response known as permittivity from targeted analytes. Our technology then performs analytics with our intelligence and machine learning driven algorithms which are designed to allow our sensors to accurately identify and measure individual materials and analytes at the molecular level.

Our technology provides a unique platform upon which we believe a myriad of applications can be developed. We believe that our radio frequency dielectric spectroscopy technology is an “enabling” technology that brings the science of electromagnetic energy to low-cost, real-world commercialization opportunities across multiple industries. The technology is foundational and, as such, the basis upon which we believe significant businesses can be built. While we are pursuing our core focus on commercializing our non-invasive continuous blood glucose monitor, we believe non-core clinical, non-clinical and medical research applications represent a multitude of opportunities for strategic collaboration, joint development, and licensing agreements with leading companies in their respective industries. Additionally, certain fields of use of our platform technology could provide the core element of a “spin-off” company.

We believe an important competitive differentiator for our sensor technology to be its ability to not only identify a wide range of organic and inorganic materials and analytes, but to do so non-invasively, and in real-time, which potentially enables new multivariate models of clinical diagnostics, and health and wellness monitoring.

Know Labs Sensor Technology: Hardware and Software

Our sensor technology embodies two key components: hardware and software. The key hardware component includes a sensor which both sends and receives a radio frequency signal. The data obtained by the receiving aspect of the sensor is analyzed by software. Today, the sensor portion of our hardware development remains subject to adjustment and refinement. The sensor is currently being used in our internal tests, and has been for the past year, gathering billions of data points to further refine our algorithms. It is the core component in our KnowU wearable, continuous glucose monitor prototype device and will be a core component of future versions of our device.

As a consequence, a significant amount of our focus has shifted from product development to data collection and algorithm development. This involves sophisticated development of intelligence and machine learning algorithms which derive meaningful information from the raw data obtained by our sensor. These algorithms are developed through the utilization of intelligence and machine learning by means of training various models. We intend to continue data collection to further refine the accuracy of the algorithm until we feel confident that we can be successful in FDA clinical trials and bring to the market the first non-invasive continuous blood glucose monitor.

Early Results

We previously announced the results of an internal exploratory study comparing tests between our sensor technology and the leading continuous glucose monitors from Abbott Labs (Freestyle Libre®) and Dexcom (G6®) and (G7®). These results have provided evidence of a high degree of correlation between our technology and the current industry leaders and their continuous glucose monitors. Our patented technology is fundamentally differentiated from these industry leaders as our technology completely non-invasively monitors blood glucose levels. We also believe our technology successfully addresses the limiting qualities of non-invasive optical technologies whose diagnostic capacities may be inhibited by skin tones and other factors.

On March 6, 2024, we announced interim results from our internal clinical research study, which assessed the accuracy of our proprietary radiofrequency (RF) dielectric sensor in non-invasively measuring blood glucose in participants with prediabetes and Type 2 diabetes using venous blood as a comparative reference – resulting in an overall Mean Absolute Relative Difference (MARD) of 11.1%. The machine learning model was trained to estimate reference venous blood glucose values on 80% of the data (520 paired values) randomly selected from measured values and then tested on the remaining, held out 20% (130 paired values), where a paired value is defined as data collected from the novel RF sensor paired with a single venous blood glucose value. This study has since been completed and represents an important step in our clinical development by using venous blood as a comparator, which will be required for future FDA clearance, and testing within the target population of the ultimate commercial product.

We continue to build the internal and external development team necessary to commercialize our technology. Our ability to obtain exacting results from the data collected through our sensor technology is enabled by our trade secret algorithms built through our intelligence and machine learning platform. We have been and continue to refine these algorithms so they can accurately determine blood glucose levels across a broad population. We believe our platform technology can also provide accurate measurements for blood alcohol and blood oxygen levels, both of which we have identified in preliminary tests. We expect our platform to provide the analytics for the long list of other potential analytes in the human body many of which are set forth in our issued patent USPTO 11,033,208 B1.

Validation and FDA Clearance

We are also focused on building strong external validation of the technology. This on-going initiative should provide additional evidence and support as we look to approach FDA approval. Over the past year, we have announced several significant validating studies. They include:

Interim results of our most recent clinical research study titled, “Non-Invasive Blood Glucose Monitoring in People with Diabetes Using an RF Sensor and Venous Blood Comparator.” This study was conducted in house at our lab and the interim results were presented at 17th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD) in Florence, Italy on March 6-9, 2024. The study assessed the accuracy of Know Labs’ proprietary radiofrequency dielectric sensor in non-invasively measuring blood glucose in participants with prediabetes and Type 2 diabetes using venous blood as a comparative reference – resulting in an overall Mean Absolute Relative Difference (MARD) of 11.1%.

Results of a proof-of-principle study titled, “Detecting Unique Analyte-Specific Radio Frequency Spectral Responses in Liquid Solutions, Implications for Non-Invasive Physiologic Monitoring.” This study was conducted in collaboration with Mayo Clinic, sponsored by our company, and its results were presented at the 2023 American Physiological Society (APS) Summit. The study demonstrated the accuracy of the sensor in quantifying three different analytes in vitro. In the peer-reviewed publication, it was found Bio-RFID achieved 100% accuracy in quantifying these three different analytes in vitro. The study was peer-reviewed by Sensors Journal and American Physiology Society.

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

Results of a study titled, “Algorithm Refinement in the Non-Invasive Detection of Blood Glucose Using Know Labs’ Bio-RFID Technology.” The study demonstrates that algorithm optimization using a light gradient-boosting machine (lightGBM) [machine learning model improved the accuracy of Know Labs’ Bio-RFID™ sensor technology at quantifying blood glucose using predicted readings of the Dexcom G6® as a proxy for BGC, demonstrating an overall Mean Absolute Relative Difference (MARD) of 12.9% – which is within the range of independently reported values for certain FDA-cleared blood glucose monitoring devices. The study was performed by the Know Labs Clinical Development Team at Know Labs Research Laboratory in Seattle, and reviewed by members of Know Labs’ Scientific Advisory Board.

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

Results from a study titled “A Glycemic Status Classification Model Using a Radiofrequency Noninvasive Blood Glucose Monitor,” demonstrated that our technology correctly classified an individual’s glycemic status as hyperglycemic, normoglycemic, or hypoglycemic with 93.37% accuracy compared to venous blood glucose values, serving as an early proof-of-concept for a novel, non-invasive diabetes screening device. This study was published in Diabetes Technology & Therapeutics, a leading, peer-reviewed journal covering all aspects of diagnosing and managing diabetes with cutting-edge devices, drugs, drug delivery systems, and software.

Results from a study titled, “Non-Invasive Blood Glucose Measurement Using RF Spectroscopy and a lightGBM AI Model,” details historical developments and limitations with RF-based sensing technologies, and the distinctiveness of Know Labs’ sensor architecture and trade-secret prediction [machine learning algorithm. This study most recent one, was published in the IEEE Sensors Journal. IEEE Sensors is the leading scientific journal in the U.S. that focuses on the theory, design, fabrication and applications of sensing devices, with an emphasis on emerging sensor innovations.

As we successfully completed our foundational studies, created a stable sensor that delivers repeatable results, and developed a software infrastructure to manage and interpret large, novel datasets, we intend to continue to expand our testing and data gathering with larger and more diverse populations. We expect that these new studies will help determine the need, if any, for individual calibration and we intend to evaluate the technology’s performance throughout continuous wear, in more real-world environments, and within more expansive glycemic ranges, including the hypoglycemic range (<70 mg/dL). Our data science and algorithm development efforts in 2024 include refining our algorithm to create personalized models, seeking to ensure that it is calibrated with blood glucose reference data from each individual and to enable an accurate glucose value estimation for a known population. Building personalized models is an early step toward a generalized algorithm, but the ability to create these models may themselves prove to be viable in an FDA-cleared commercial device.

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

Product Strategy

During the quarter ended March 31, 2024, we announced the next iteration of our Generation 1 prototype device, the KnowU, a wearable non-invasive continuous glucose monitor. We are currently undergoing further internal development work of this product. The wearable nature of the KnowU is expected to enable continuous data collection and yield a large volume of data that [machine learning algorithms require to improve accuracy across all intended use-cases. We have also announced that we are in discussions with several strategic partners focused on sensor technology, product design, data science, machine learning, manufacturing and regulatory affairs and clinical collaboration, who we will work with to bring this product to market.

As we showcase our Generation 1 prototype device and our KnowU prototype wearable non-invasive continuous glucose monitor to audiences around the world, we have received strong interest in the use of our technology as a screening device, especially in populations with high incidence of diabetes, where early detection can lead to improved outcomes. Our non-invasive device may be used by multiple individuals in diverse settings (i.e. hospitals, schools, clinics, etc.) which is not possible with the legacy incumbent CGM manufacturers Dexcom and Abbott Labs. Internally, we identify this as a Rest of the World product. We expect to make further announcements regarding our products as development, testing, manufacturing, clinical trials and regulatory approval work progresses.

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

We group our competition into three large categories. Those are (i) large global technology companies who may enter the blood glucose monitoring and other medical diagnostic markets, (ii) legacy providers of blood glucose monitoring technology, and (iii) new entrants working to achieve a non-invasive solution or more acceptable blood glucose monitoring solutions which may or may not be similar to our technology. With regard to companies in each category, we perform due diligence from all publicly available sources of information on their relevant technologies and their product plans. This information informs and refines our activities and underscores our sense of urgency as we work to bring our own technology to the marketplace. As it relates to all competitors, we continue to focus on building the world’s most robust patent portfolio in this space. PatSnap Research and ipCapital Group, two leading patent analytic firms, have ranked Know Labs #1 for global patent leadership in non-invasive glucose monitoring patents. We have retained both organizations to perform patent related work. We continue to build out our patent portfolio and grow our trade secret intelligence and machine learning driven algorithms. Patents issued, pending, and in-process increased from 159 to 279 year over year reflecting our high rate of innovation.

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

It is important, as we approach the market with what we call the “next generation” of glucose monitor, to do so in the context of the progress that has been made over the last forty years. Glucose levels were historically determined by testing urine. In the early 1980s, the fingerstick was introduced with its enzymatic determination of glucose levels from blood drawn from the finger. In the early 2000s, Dexcom and Abbott Labs came to the market with the first continuous glucose monitors utilizing their own enzymatic determination of blood glucose from interstitial fluid.

We believe that our non-invasive glucose monitor represents the next generation whether used in a continuous or as spot check screening manner.

The size of the global population suffering from diabetes is estimated by the International Diabetes Federation to be 579 million. It is expected to reach 643 million by 2030 and 784 million by 2040. Currently, the leading CGM providers, Dexcom, Abbott and Medtronic have 100% of the market share of CGMs. The latest available information from their regulatory filings indicate that they have penetrated less than 1% of the global addressable market. While competitive analysis is always an important part of our business strategy and thinking, the scope of the market provides room for a number of providers of accurate, less expensive and more sustainable technology.

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

Competitive Advantages

We believe our key competitive strengths include:

•	Through first principles, our sensor technology’s is expected to not only identify a wide range of organic and inorganic materials and analytes, but to do so non-invasively, accurately, and in real time, which potentially enables new multivariate models of clinical diagnostics, and health and wellness monitoring.

•	Our sensor technology is designed to be non-invasive, using radio waves to identify and measure what is going on inside the body.

•	Our sensor technology platform is designed to be integrated into a variety of wearable, mobile, or counter-top form factors, and we believe eventual interoperability with existing products from current market leaders.

•	No needles nor invasive transmitters in the user’s body, making our sensor convenient and pain-free.

•	No expensive supplies, such as replaceable sensors, test strips and lancets or other disposables, are required to operate our device.

•	A core focus on accessibility and affordability for the populations we will serve around the globe.

•	The current prototype sensor collects approximately 1.5 million data points per hour, which allows us to potentially build a deep understanding of health and wellness that other sensors may be unable to match.

•	Know Labs is the world intellectual property leader in non-invasive blood glucose monitoring, according to ipCapital Group and PatSnap Research.

Growth Strategy

The key elements of our strategy to grow our business include:

•	Initially, entering the diabetes glucose monitoring market with our non-invasive continuous glucose monitoring device.

•

Following our entry into the glucose monitoring market, entering other clinical monitoring markets for continuous, non-invasive hormone, medication metabolites, endocrinology components, and biomolecular monitoring.

•

Applying our platform technology to lifestyle analysis, clinical trials, and chronic illnesses. We believe potential use cases include real-time wearable medication monitoring and detection of, for example, ovulation and hormone deficiency.

•

With a potential ever-growing body of non-invasively determined analytes available from individuals utilizing our technology we believe, over time, with longitudinal data we will be able to engage in so-called “predictive health” and provide early warnings of the onset of disease.

•

Significantly, every new application will likely function utilizing the same sensor. We expect that hardware changes will not be required to target new analytes, so users will not need a new device, but an updated software algorithm will be required.

•	Each new application provides potential new opportunities for monetization of the platform technology. Each additional analyte we identify over time may require its own subsequent FDA clearance.

Research and Development

Our current research and development efforts are primarily focused on improving our radio frequency dielectric spectroscopy technology for the monitoring of blood glucose. As part of this effort, we continuously perform clinical testing of our devices, and we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. Over time, we plan to focus on extending the capacity of our sensor technology to identify new analytes and applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies. We engage third party experts as required to supplement our internal team. We incurred expenses of approximately $6,114,000 and $7,727,000 for the years ended September 30, 2024 and 2023, respectively, on development activities.

The cornerstone of our foundational platform technology is our intellectual property portfolio. We have pursued an active intellectual property strategy which includes focus on patents where appropriate and a diligent protection of trade secrets. To date, we have been granted 75 patents. We currently have a number of patents pending and continue, on a regular basis, with the filing of new patents. Including pending and in process patents, our IP portfolio reaches 279 patents issued and pending, which positions us as the top worldwide IP holder in non-invasive blood glucose monitoring, according to ipCapital Group, a leading IP and innovation consulting firm. We possess all rights, title and interest to all issued, pending and in process patents.

Our issued patents will expire at various times between 2027 and 2047. Pending patents, if and when issued, may have expiration dates that extend further in time. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

The issued patents cover the fundamental aspects of our radio frequency spectroscopy technology and a number of unique applications. We have filed patents, which are pending, on the additional fundamental aspects of our technology and growing number of unique applications. We intend to continue, over time, to expand our patent portfolio.

Additionally, significant aspects of our technology are maintained as trade secrets which may not be disclosed through the patent filing process. We are diligent in maintaining and securing our trade secrets, in particular as they involve our intelligence and machine learning driven algorithms.

We also have an exclusive, perpetual and royalty free right to any patent(s) or other intellectual property which Phillip Bosua, our former CEO, someone working under direction of Mr. Bosua, or any successor or assignee develops, relating to Know Labs’ technology prior to January 23, 2028.

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

Employees

As of September 30, 2024, we had twelve full-time and part-time employees. Our senior management and other personnel are co-located in our Seattle, Washington offices and remote. We expanded our utilization of consulting firms and individual contractors to supplement our reduced workforce in an effort to reduce fixed expenses and extend operating resources.

Government Regulation

Our operations are subject to comprehensive federal, state, and local laws and regulations in the jurisdictions in which we or our research and development partners do business. The laws and regulations governing our business and interpretations of those laws and regulations are subject to frequent change. Our ability to operate profitably will depend in part upon our ability, and that of our research and development partners and affiliates, to operate in compliance with applicable laws and regulations. The laws and regulations relating to medical devices that apply to our business and that of our partners and affiliates continue to evolve, and we must, therefore, devote significant resources to monitoring developments in legislation, enforcement, and regulation in such areas. As the applicable laws and regulations change, we are likely to make conforming modifications in our business processes from time to time. We cannot provide assurance that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the regulatory environment will not change in a way that restricts our operations.

United States FDA Regulation

The Know Labs KnowU glucose monitoring product will be designed to allow our sensor technology platform to generate a glucose value and provide the user with real-time information on its blood glucose levels. A patient’s glucose data will be displayed via a companion app and will be transmitted directly to certain compatible mobile devices, including iPhone® and Android® devices.

Our medical diagnostic products and operations, initially the KnowU glucose monitoring product, are subject to extensive and rigorous regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations, guidance documentation, and standards. Our products will be regulated by FDA as medical devices. FDA regulates the design, development, research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, sale and advertising of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. FDA also regulates the export of medical devices manufactured in the United States to international markets. Any violations of these laws and regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, if there is a change in law, regulation or judicial interpretation, we may be required to change our business practices, which could have a material adverse effect on our business, financial condition and results of operations.

Under the FFDCA, medical devices are generally classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk to the patient and/or the user associated with each medical device and the extent of control needed to ensure safety and effectiveness. Device classification also depends on the intended use of the device and upon indications for use. Additionally, the class to which a device is assigned also determines, among other things, the type of premarketing submission/application required for FDA clearance to market.

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

The classification a product may be subject can be determined using three different methods – searching for an appropriate product classification via FDA’s Product classification database; searching for a similar device by clearance or approval via FDA’s 510(k) Clearance Database, PMA Database, or De Novo Database; or searching for a similar device by device listing via FDA’s Establishment Registration and Device listing Database.

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

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance. Many minor modifications today are accomplished by a “letter to file” in which the manufacture documents the rationale for the change and why a new 510(k) is not required. However, FDA may review such letters to file to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

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

It is our current belief that our KnowU glucose monitoring product may require a de novo classification request. This will be further refined as we continue working closely with our regulatory consultants.

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

We may pursue the Breakthrough Devices Program for our KnowU glucose monitoring product.

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

Federal Trade Commission Regulatory Oversight

Our advertising for our products and services is subject to federal truth-in-advertising laws enforced by the FTC as well as comparable state consumer protection laws. Under the Federal Trade Commission Act (the “FTC Act”), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.

International

Any future international sales are subject to regulatory requirements in the countries in which our products are sold. The regulatory review process varies from country to country and may in some cases require the submission of clinical data.

Available Information

You can find reports on our company including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on our website www.knowlabs.co under the “Investors” heading. These reports are available free of charge and as soon as reasonably practicable after they have been filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). We are providing the address of our website solely for the information of investors and the information on our website is not a part of or incorporated into this or any report that we file with the SEC.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized below. These risks are discussed more fully in the “Risk Factors” section immediately following this summary. These risks include, but are not limited to, the following:

Risks Related to Our Business and Industry

•	We might not be able to continue as a going concern. We believe that our cash on hand will be sufficient to fund our operations at least through February 28, 2025.

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

Risks Related to Ownership of Our Common Stock and Warrants

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

We are currently operating at a loss and using substantial cash to fund our operation. We believe that our cash on hand will be sufficient to fund our operations through February 28, 2025. We may need additional financing to implement our business plan and to service our ongoing operations, pay our current debts (described below) and maintain ownership of our intellectual property. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations and/or divest all or a portion of our business. We are seeking additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected. There can be no assurance that we will be able to sell that number of shares, if any.

We need to continue as a going concern if our business is to succeed.

Because we have generated limited revenues in prior years and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future.

As of September 30, 2024, we have cash and cash equivalents of $3,111,000 and a net working capital deficit of approximately $2,053,000. We anticipate that we will record losses from operations for the foreseeable future. We believe that we have enough available cash to operate until February 28, 2025. As of September 30, 2024, our accumulated deficit was $138,736,000. We intend to seek additional cash via equity and debt offerings. As a result of not having at least twelve months of cash available and not having any firm commitment for debt or equity financing, substantial doubt about our ability to continue on a going concern exists.

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

As of September 30, 2024, we owed approximately $4,724,000 and if we do not satisfy these obligations, the lenders may have the right to demand payment in full or exercise other remedies.

We owe $4,724,000 under various convertible promissory notes as of September 30, 2024. We may need additional financing, to service and/or repay these debt obligations. If we raise additional capital through borrowing or other debt financing, we may incur substantial interest expense. If and when we raise more equity capital in the future, it will result in substantial dilution to our current stockholders.

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have experienced net losses since inception. As of September 30, 2024, we had an accumulated deficit of $138,736,000 and net losses in the amount of $16,582,000 and $15,289,000 for the years ended September 30, 2024 and 2023, respectively. There can be no assurance that we will achieve or maintain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital. Our operating expenses may increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. Our businesses have produced minimal revenues and may not produce significant revenues in the near term, or at all, which would harm our ability to continue our operations or obtain additional financing and require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as a business with an early-stage technology in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, financial condition and common stock price per share.

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

We are subject to extensive regulation by the FDA, which could require us to take significant time and could cause us to incur significant costs.

Our KnowU glucose monitoring products are subject to extensive regulation by FDA. These regulations relate to manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new intended use of a legally marketed device, can be marketed in the United States, it must be cleared or approved by FDA through the applicable premarket review process (510(k), PMA, or de novo classification), unless an exemption applies.

The KnowU and glucose monitoring products and substantially equivalent devices of this type that may later receive marketing authorization are similar to products referred to as integrated continuous glucose monitoring (CGM) systems. Integrated continuous glucose monitoring systems are generally classified by FDA as Class II devices and have established special controls outlining requirements for assuring CGM accuracy, reliability, and clinical relevance. FDA also has descriptions of the types of studies and data required to demonstrate acceptable CGM performance. Though it is our current belief that our initial product, the KnowU and glucose monitoring products, are appropriate for a de novo classification request (i.e., a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device that is described in more detail below), we expect similar classification, special controls, and testing.

If we receive 510(k) clearance for our KnowU and glucose monitoring products, we may be required to obtain new 510(k) clearances for significant post-market modifications. Each premarket submission and review process can be expensive and lengthy, and entail significant user fees, unless exempt. The classification and special controls for all other products using our proprietary radio frequency and microwave spectroscopy platform will be dependent on product type and explored as applicable.

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

Clinical trials are generally required to support an application for clearance of a new device type such as our KnowU and glucose monitoring products. All clinical trials must be conducted in accordance with FDA’s Investigational Device Exemption (IDE) regulations, which govern investigational device labeling, prohibit promotion, and specify an array of Good Clinical Practice requirements, which include among other things, recordkeeping, reporting, and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with FDA’s regulations for institutional review board approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by FDA.

Results of clinical testing may be unfavorable or, even if +the intended safety and efficacy success criteria are achieved, may not be considered sufficient for FDA to grant approval or clearance of a product. In additional, the commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

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

•

third- party clinical investigators decline to participate in a trial or do not perform a trial on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or other FDA requirements;

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

Moreover, even if our products are cleared in the United States, commercialization of our products in foreign countries would require clearance or approval by regulatory authorities in those countries. Clearance or approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials.

The safety and efficacy of our products is not yet supported by long-term clinical data, which could limit sales, and our products might therefore prove to be less safe or effective than initially thought.

Given the regulatory environment in which we operate, we lack the breadth of published long-term clinical data supporting the safety and efficacy of the KnowU and glucose monitoring products and the benefits it offers that might have been generated in connection with other marketing authorization pathways. For these reasons, clinicians may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our product does not improve patient outcomes. Such results would slow the adoption of our product by physicians, would significantly reduce our ability to achieve expected sales, and could prevent us from achieving and maintaining profitability.

In addition, because the KnowU and glucose monitoring products have never been marketed, we have limited complaints or patient success rate data with respect to using these products. If future patient studies or clinical testing do not support our belief that our products offer a more advantageous blood glucose monitoring, then market acceptance of our products could fail to increase or could decrease, and our business could be harmed. Moreover, if future results and experience indicate that our product has potentially recurring malfunctions or causes unexpected or serious complications or other unforeseen negative effects, then we could be subject to mandatory or voluntary product recalls, suspension or withdrawal of FDA clearance, as well as significant legal liability or harm to our business reputation and financial results.

If we choose to, or are required to, conduct additional clinical studies and the outcome of such studies are not positive, then this could reduce the rate of coverage and reimbursement for the KnowU and glucose monitoring products. This may slow the market adoption of our product by physicians, significantly reduce our ability to achieve expected revenues and prevent us from becoming profitable.

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

22

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

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Union is governed by the General Data Protection Regulation, or the GDPR, which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles, creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. In addition, the California Consumer Privacy Act, or CCPA, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states.

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

Decisions regarding the extent of coverage and reimbursement amount are generally made on a plan-by-plan basis meaning one payors’ decision to cover a particular product does not ensure that other payors will also provide similar coverage. As a result, the coverage determination process can require manufactures to provide scientific and clinical support for the use of a product, and require providers to show medical necessity for use, to each payor separately. This process can be time-consuming, with no assurance that coverage and adequate reimbursement will be applied consistently or even obtained.

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

There can be no assurance that:

•	any of our existing patents will continue to be held valid, if challenged;

•	patents will be issued for any of our pending applications;

•	any claims allowed from existing or pending patents will have sufficient scope or strength to protect us;

•	our patents will be issued in the primary countries where our products are sold in order to protect our rights

•	and potential commercial advantage; or

•	any of our products or technologies will not infringe on the patents of other companies.

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

We may not be able to enter into collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure, we may not realize a positive return on this investment. In addition, we must compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize technology without strategic partners or licensees include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive

•	disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

Our technology will have a number of potential applications in fields of use that will require prior governmental regulatory approval before the technology can be introduced to the marketplace. For example, we are exploring the use of our technology for certain medical diagnostic applications, with an initial focus on the monitoring of blood glucose. There is no assurance that we will be successful in developing glucose monitoring medical applications for our technology. If we were to be successful in developing glucose monitoring medical applications of our technology, prior clearance by FDA and other governmental regulatory bodies will be required before the technology could be introduced into the marketplace. Our devices leverage machine learning and artificial intelligence to process the massive data collected through the Bio-RFID sensor. Our intelligence and machine learning also controls the sensor operation, enabling the device to emit and capture data, and, ultimately, to identify and measure blood glucose levels. Machine learning enabled device software functions (ML-DSF) continue to be evaluated by FDA, which recently released new guidance proposing a science-based approach for machine learning and artificial intelligence enabled medical devices to be modified and improved more quickly. There is no assurance that such regulatory approval would be obtained for a glucose monitoring medical diagnostic device or other applications requiring such approval. FDA can refuse to grant, delay, and limit or deny approval of an application for clearance of marketing a glucose monitoring device for many reasons. We may not obtain the necessary regulatory approvals or clearances to market these glucose monitoring systems in the United States or outside of the United States. Any delay in, or failure to receive or maintain, approval or clearance for our products could prevent us from generating revenue from these products or achieving profitability.

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

Our common stock is currently listed on the NYSE American and the continued listing of our common stock on the NYSE American is contingent on our continued compliance with a number of listing requirements. If we are unable to comply with the continued listing requirements of the NYSE American, our common stock would be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our common stock subject us to additional trading restrictions. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders, as well as satisfy other listing requirements of the NYSE American. In addition to these objective standards, NYSE American may delist the securities of any issuer for other reasons involving the judgment of NYSE American.

On September 27, 2024, we received a notification from the NYSE American LLC (the “NYSE American”) stating that our company is not in compliance with the minimum stockholders’ equity requirements of Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”) requiring stockholders’ equity of $2.0 million or more if our company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years, $4.0 million or more if our company has reported losses from continuing operations and/or net losses in three of the four most recent fiscal years and $6.0 million or more if our company has reported losses from continuing operations and/or net losses in its five most recent fiscal years, respectively. As of June 30, 2024, we had stockholders’ deficit of $4.6 million and we have had losses in the most recent five fiscal years ended September 30, 2023.

We are now subject to the procedures and requirements of Section 1009 of the Company Guide. On October 27, 2024, we submitted a plan (the “Plan”) of actions it has taken or will take to regain compliance with the continued listing standards by March 27, 2026. If the NYSE American accepts the Plan, we will be able to continue its listing during the Plan period and will be subject to periodic reviews including quarterly monitoring for compliance with the Plan until it has regained compliance. If the Plan is not accepted by the NYSE American, delisting proceedings will commence. We may appeal a staff delisting determination in accordance with Section 1010 and Part 12 of the Company Guide.

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

As of September 30, 2024, we had 108,097,936 shares of common stock issued and outstanding. As of September 30, 2024, there were options outstanding for the purchase of 27,506,731 shares of our common stock (including unearned stock option grants totaling 3,869,825 shares related to performance targets), warrants for the purchase of 49,341,861 shares of our common stock, 8,108,356 shares of our common stock issuable, collectively, upon the conversion of our Series C and D Convertible Preferred Stock, and approximately 480,436 shares of our common stock, collectively, reserved to pay accrued dividends on our Series C and Series D Convertible Preferred Stock. In addition, we currently have 9,020,264 shares of our common stock are issuable upon conversion of convertible debentures of $2,761,931 and 3,840,000 shares of our common stock are issuable upon conversion of convertible debentures of $1,961,575.  Further, under the current terms of our Series C and D Convertible Preferred Stock, and assuming no changes in the ownership thereof, going forward on a quarterly basis we will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock. We have the option to repay Lind in cash or common stock. Should we make our monthly payments in common stock, there may be a price adjustment. All of the foregoing shares could potentially dilute future earnings per share and are excluded from the September 30, 2024, calculation of diluted net loss per share because their impact is antidilutive.

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

Pursuant to our articles of incorporation, we are authorized to issue 300,000,000 shares of common stock. To the extent that common stock is available for issuance, subject to compliance with applicable stock exchange listing rules, our board of directors has the ability to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of any additional shares could, among other things, result in substantial dilution of the percentage ownership of our stockholders at the time of issuance, result in substantial dilution of our earnings per share and adversely affect the prevailing market price for our common stock.

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

As a result of the modifications of our Series C and D Convertible Preferred Stock (see Description of Securities—Preferred Stock), assuming no changes in the amount of outstanding Series C Convertible Preferred Stock or Series D Convertible Preferred Stock ownership, going forward on a quarterly basis we will accrete as a preferred dividend the value of approximately 160,000 shares of common stock. Future accreted dividends will be settled by issuing additional shares of preferred stock which can then be converted to common stock.

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

If in the future, if we sell our common stock at a price below $0.25 per share, the conversion price of (i) the outstanding shares of Series C and D Convertible Preferred Stock; (ii) promissory notes convertible into 9,020,264 shares of our common stock; and (iii) warrants to purchase 7,634,381 shares of common stock would adjust below $0.25 per share. We have the option to repay Lind in cash or common stock. Should we make our monthly payments in common stock, there may be a price adjustment.

If our company were to dissolve or wind-down operations, holders of our common stock would not receive a liquidation distribution.

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

Provisions of the warrants could discourage an acquisition of us by a third party.

Certain provisions of our outstanding warrants could make it more difficult or expensive for a third party to acquire us. The warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the warrants. These and other provisions of our outstanding warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY

Our cybersecurity and risk management program is intended to protect the confidentiality, integrity, and availability of our critical information systems and the data resident on them. Due to the nature of our business and our customers, we face cybersecurity challenges and threats, including attempts to gain unauthorized access to our intellectual property, trade secrets, codebase, proprietary or confidential information, denial-of-service attacks, attacks from foreign nations, as well as threats to our identity and personnel. We have designed our IT systems and processes with the intention that our solutions should defend against the ever-evolving threat landscape while remaining agile to keep up with such threats.

We leverage a combination of cyber security frameworks to protect its assets. We use the controls from these frameworks as well as guidelines and best practices from the industry to develop our cybersecurity plan. Our cybersecurity plan and its elements are reviewed regularly to ensure they meet the requirements and expectations of our security needs. We have an information security policy in place, which includes monthly meetings with outside cybersecurity experts to review and maintain the procedures up to current standards.

Our cybersecurity program is spearheaded by its software department, with support from external advisors and approval from executive management. The stakeholders have been identified and know their roles within the cyber security process as well as having all roles be documented.

The Audit Committee of the Board of Directors performs an annual review of our cybersecurity program, including management’s actions to identify and detect threats.  The Board receives periodic reports and annual updates on our crisis management plan which includes cybersecurity. Both the Chief Science Officer and the Chief Financial Officer share responsibility for our program and solicit support of third party experts as necessary.

Risk is assessed based on multiple factors. First, our IT and administrative team updates and maintains our asset inventory to ensure all assets are included in our risk management process. From there, key assets are identified, and risk is assessed based on business impact, availability of information, and attack feasibility. After the risks have been identified, they are reviewed with the stakeholders for action plans or sign-off on the acceptance of risk.

We leverage third party applications and software to help identify vulnerabilities within our system’s boundaries. These vulnerability lists are used to create remediation plans and are prioritized based on severity and attack feasibility.

An incident response plan has been established which provides detailed information on actions to take in the event of an incident. The incident response plan includes the scope of the plan, establishes the incident response team, details the incident response lifecycle, and provides templates to make the process easier to document and follow. Timelines, communication methods, and notification information are included in the plan to ensure the process can be followed in high pressure situations which can occur during incidents.

Sensitive and confidential data is a part of business. We leverage an encryption and signing policy that identifies the type of information we store and what level of encryption and signing is required for the data. This document also details the overarching requirements for encryption such as allowed cyphers, encryption methods, and key storage.

We have had one cybersecurity incident in the last decade. A company-issued computer was reported stolen from an employee’s residence. This incident represented a potential cybersecurity threat, as the device contained sensitive company information, including access credentials, confidential data, and proprietary software. The threat was quickly identified and isolated before significant damage could be done. This incident did not affect business operations and did not have a financial impact on our company. Our cybersecurity experts promptly locked the device, changed all relevant passwords and access credentials, initiated a remote wipe, and notified relevant teams and law enforcement, everything according to its info security plan. No proprietary information was lost.

ITEM 2. PROPERTIES.

Properties and Operating Leases

On March 2, 2024, we signed a lease on executive and research and testing facilities at 619 Western Avenue, Suite 610, Seattle, Washington 98104. We leased 5,996 square feet and the current net monthly payment is $11,492 and increases at 3% annually after year one. The lease commenced on May 1, 2024 and terminates on July 31, 2027.

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

Number of Holders of our Common Shares

As of September 30, 2024, there were 108,097,936 shares of common stock issued and outstanding, held by 181 stockholders of record. This number does not include approximately 5,000 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Our Series C and D Convertible Preferred Stock do not accrue or pay cash dividends. All future dividends will be accrued and paid in Series C or D Convertible Preferred Stock, as applicable. See “Description of Securities—Preferred Stock.”

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

During the three months ended September 30, 2024, we had no sales of unregistered equity securities.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Description of Securities

The following description summarizes certain terms of our capital stock. Because this is a summary description, it does not contain all of the information that may be important to you. This summary does not purport to be complete and is qualified in its entirety by the provisions of our articles of incorporation as amended, restated and supplemented to date, or our articles of incorporation, and our second amended and restated bylaws, or our bylaws,  as well as the applicable provisions of the Nevada Revised Statutes.

The following description summarizes important terms of the classes of our capital stock as of September 30, 2024.

Authorized Capital Stock

Our authorized capital stock currently consists of:

•	300,000,000 shares of common stock, par value $0.001 per share; and

•	5,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which:

•	30,000 shares have been designated as our Series C Convertible Preferred Stock, $0.001 par value per share; and

•	20,000 shares have been designated as our Series D Convertible Preferred Stock, $0.001 par value per share.

Outstanding Shares of Capital Stock

Our common stock is our only security registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. All outstanding shares of our capital stock are fully paid and nonassessable. As of September 30, 2024, there were:

•

108,097,936 shares of common stock issued and outstanding, held by held by 181 stockholders of record. This number does not include approximately 5,000 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

•	17,858 shares of Series C Convertible Preferred Stock issued and outstanding, held by one holder of record; and

•	10,161 shares of Series D Convertible Preferred Stock issued and outstanding, held by one holder of record.

Common Stock

We currently have authority to issue up to 300,000,000 shares of common stock, $0.001 par value per share. As of September 30, 2024, we had 108,097,936, shares of common stock outstanding. From time to time we may amend our certificate of incorporation to increase the number of authorized shares of common stock. Any such amendment would require the approval of the holders of a majority of the voting power of the shares entitled to vote thereon.

Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, including the election of directors, and are entitled to receive dividends when and as declared by our Board out of funds legally available therefore for distribution to stockholders and to share ratably in the assets legally available for distribution to stockholders in the event of the liquidation or dissolution, whether voluntary or involuntary, of our company. We have not paid any dividends and do not anticipate paying any dividends on our common stock in the foreseeable future. It is our present policy to retain earnings, if any, for use in the development of our business. Our common stockholders do not have cumulative voting rights in the election of directors and have No preemptive, subscription, or conversion rights. Our common stock is subject to redemption by us.

Securities Subject to Price Adjustments

If in the future, if we sell our common stock at a price below $0.25 per share, the conversion price of (i) the outstanding shares of Series C and D Convertible Preferred Stock; (ii) promissory notes convertible into 9,020,264 shares of our common stock; and (iii) warrants to purchase 7,634,381 shares of common stock would adjust below $0.25 per share. We have the option to repay Lind in cash or common stock. Should we make our monthly payments in common stock, there may be a price adjustment.

Series C and D Convertible Preferred Stock, Warrants and Dividends

In 2016, we closed a Series C Convertible Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a cumulative dividend of 8% and an ownership blocker of 4.99%. Dividends are due and payable in cash when declared or when the stock is converted. Series C Convertible Preferred Stock is senior to Series D Convertible Preferred Stock and is entitled to receive equal dividends paid to Series D Convertible Preferred Stock. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Convertible Preferred Stock and warrant and its conversion price, were adjusted to $0.25 per share pursuant to the documents governing such instruments. As of September 30, 2024, Mr. Struve owns all of the 17,858 issued and outstanding shares of Series C Convertible Preferred Stock. Each holder of Series C Convertible Preferred Stock is allowed to vote as a common shareholder as if the shares were converted to common stock up to the ownership blocker of 4.99%.

In 2017, we closed a $750,000 Series D Convertible Preferred Stock and Warrant offering with Mr. Struve. As of March 31, 2024, Mr. Struve owns all of the 10,161 issued and outstanding shares of Series D Convertible Preferred Stock. Each outstanding share of Series D Convertible Preferred Stock will accrue cumulative cash dividends at a rate equal to 8.0% per annum, subject to adjustment as provided in the Series D Convertible Preferred Stock certificate of designations. Dividends are due and payable in cash when declared or when the stock is converted. In addition, On August 14, 2017, the price of the Series D Convertible Preferred Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. Each holder of Series D Convertible Preferred Stock is allowed to vote as a common shareholder as if the shares were converted to common stock up to the ownership blocker of 4.99%.

Based upon the modified terms and conditions of our Series C and Series D Convertible Preferred Stock certificates of designations dated August 10, 2023, it was determined that Series C and Series D Convertible Preferred Stock dividends need to be accreted going forward. As of September 30, 2024, we have recorded $121,000 in cumulative deemed dividends related to Series C and D Convertible Preferred Stock which have not been paid, net of (i) $350,696 of accumulated dividends with respect to the Series D Convertible Preferred Stock that were settled for 1,402,784 shares of common stock on June 28, 2023 and (ii) $800,384 of accumulated dividends with respect to the Series C and D Convertible Preferred Stock that were settled for 3,201,534 shares of common stock on June 18, 2024. Mr. Struve is subject to an ownership blocker limiting his ownership to 4.99% of our outstanding shares of common stock and thus the number of common shares he can receive for dividends. Unpaid accreted stock dividends will be issued to Mr. Struve if he converts preferred stock or if the Board declares a dividend thereon, limited to his 4.99% ownership blocker. Assuming no changes in the amount of outstanding Series C and Series D Convertible Preferred Stock ownership, going forward on a quarterly basis we will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock.

Equity Incentive Plan

There are 27,506,731 (including unearned stock option grants totaling 3,869,825 shares related to performance milestones) options to purchase common stock at an average exercise price of $0.81 per share outstanding as of September 30, 2024 under the 2021 Plan. The expiration dates of these stock options range from now to September 11, 2029.

Warrants to Purchase Common Stock

As of September 30, 2024, we have issued warrants for the purchase of 49,341,861 shares of common stock at a weighted average exercise price of $0.66. The expiration dates of these warrants range from February 28, 2025 to August 13, 2029.

Clayton A. Struve has warrants to purchase 6,269,715 shares of common stock that have a beneficial ownership blocker at 4.99%.

Lind Global Fund II LP has warrants to purchase up to 6,000,000 shares of common stock that have a beneficial ownership blocker at 4.99%-9.99%.

The proceeds of warrants currently outstanding, to the extent not exercised on a cashless basis, may generate potential proceeds. We cannot provide assurance that any of these warrants will be exercised.

Convertible Promissory Notes with Clayton A. Struve

We owe Clayton A. Struve, a significant stockholder, $1,301,005 ($1,071,000, excluding $230,005 recorded as loss on debt extinguishment) under convertible promissory or OID notes. We recorded accrued interest of $101,582 and $94,062 as of September 30, 2024 and 2023, respectively. On September 15, 2023, the due dates on the notes was further extended to September 30, 2024. We expensed $230,005 as loss on debt extinguishment during the year ended September 30, 2023 related to the extension of the notes. We recorded in convertible note payable the incremental value related to the conversion feature and as such, we recorded the extension value as an expense with an offset to convertible note payable. The extension value will be reclassified to equity upon conversion. We are currently working on a further extension for the notes.

Convertible Redeemable Promissory Notes with J3E2A2Z

We owe Ronald P. Erickson and J3E2A2Z, an entity affiliated controlled by Ronald P. Erickson $1,460,926 ($1,184,066, excluding $276,860 as loss on debt extinguishment) under convertible promissory notes. On March 16, 2018, we entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of our for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. We recorded accrued interest of $84,573 and $218,334 as of September 30, 2024 and 2023, respectively.

On September 15, 2023, the due dates on the notes were extended to September 30, 2024. We expensed $276,860 as interest during the year ended September 30, 2023 related to the extension of the notes. We recorded in convertible note payable the incremental value related to the conversion feature and as such, we recorded the extension value as an expense with an offset to convertible note payable. The extension value will be amortized to equity upon conversion. On October 22, 2024, the due dates on the notes was further extended to September 30, 2025 and increased the interest rate from 6% to 8%.

Senior Convertible Note with Lind Global Fund II, LP

On February 27, 2024, we (a) entered into a securities purchase agreement (the “Lind Purchase Agreement”) with Lind Global Fund II, LP (“Lind”), pursuant to which we may issue Lind one or more senior convertible notes the aggregate principal amount of up to $14,400,000 for an aggregate purchase price equal to up to $12,000,000 and warrants to purchase a number of shares equal to the applicable funding amount multiplied by 75% and divided by the volume weighted average price of the common stock on the trading date immediately preceding the issuance date of the warrant and (b) issued to Lind an initial convertible note with an outstanding principal amount of $4,800,000 in exchange for a purchase price of $4,000,000, that is convertible into shares of our common stock at an adjusted conversion price of $0.26 per share, subject to adjustment, and an initial five year warrant to purchase up to 6,000,000 shares of our common stock at an adjusted exercise price of $0.26 per share, subject to adjustment.

The convertible notes issued under the Lind Purchase Agreement bearing an Original Issue Discount (the “OID”) equal to 20% of the principal amount of the note and do not accrue interest. Beginning on the date that is 120 days from the issuance date of each note and on each one month anniversary thereafter for 20 months, we are obligated to pay to Lind an amount equal to the greater of (x) 5% of the aggregate principal amount of such note or (y) $240,000, until the outstanding principal amount of such note has been paid in full prior to or on its maturity date or, if earlier, upon acceleration, conversion or redemption of such note in accordance with the terms. At our discretion, the monthly payments may be made in cash, in shares of our common stock, or in a combination of cash and shares. If made in shares, the number of shares shall be determined by dividing (x) the principal amount being paid in shares by (y) 90% of the average of the 3 lowest daily VWAPs during the 20 trading days prior to the applicable payment date. The notes set forth certain conditions that must be satisfied before we may make any monthly payments in shares of common stock. If we make a monthly payment in cash, we must also pay Lind a cash premium of 5% of such monthly payment. Lind may elect with respect to no more than two (2) monthly payments to increase the amount of such monthly payment up to $750,000 which increase would be paid only in shares of our common stock upon notice by us. Any such increased payment shall be deducted from the amount of the last monthly payment owed under the note.

Issuance of note shares and warrant shares upon repayment or conversion of notes and exercise of warrants is subject to an ownership limitation equal to 4.99% of our outstanding shares of common stock; provided, that if Lind and its affiliates beneficially own in excess of 4.99% of our outstanding shares of common stock, then such limitation shall automatically increase to 9.99% so long as Lind and its affiliates own in excess of 4.99% of such common stock (and shall, for the avoidance of doubt, automatically decrease to 4.99% upon Lind and its affiliates ceasing to own in excess of 4.99% of such common stock).

Upon the occurrence of any event of default, the notes will become immediately due and payable and we must pay Lind an amount equal to 120% of the then outstanding principal amount of each Note, in addition to any other remedies under the note or the other transaction documents. Events of default include, among others, our failure to make any note payment when due, a default in any indebtedness or adverse judgements in excess of $250,000, our failure to instruct its transfer agent to issue unlegended certificates, our shares of common stock no longer being public traded or listed on a national securities exchange, any stop order or trading suspension restricting the trading in our common stock, and our market capitalization is below $15 million for consecutive 10 days.

The warrant may be exercised via cashless exercise in the event there is no effective registration statement covering the shares of common stock underlying a warrant exercise.

Pursuant to the terms of the securities purchase agreement, if at any time prior to a date that is 24 months following the closing of the offering, we propose to offer or sell any additional securities in a subsequent financing, we shall first offer Lind the opportunity to purchase up to 20% of such new securities.

Our obligations under the notes are secured by a first-priority security interest in all of its assets pursuant to the terms of a security agreement in favor of Lind. In addition, in connection with the offering, our subsidiary Particle, Inc., a Nevada corporation, has guaranteed all of our obligations in connection with the offering pursuant to the terms of a guaranty in favor of Lind.

We received net proceeds of $3,805,699 in exchange for the issuance of the $4,800,000 notes and a warrant to purchase 6,000,000 shares of our common stock. The fair value of the 6,000,000 warrant shares was $2,110,731 on the date of issuance of which $1,411,052 was classified in equity after the allocation of issuance costs. The value of the warrant shares was recorded as debt discount (with an offset to APIC) and will be amortized over the two-year term of the Note.

In connection with this securities purchase agreement, we incurred approximately $994,000 of issuance costs of which $557,000 were allocated to the note and $437,000 to the warrant shares. The amount allocated to the notes was recorded as debt discount (with an offset to APIC) and will be amortized over the two-year term of the notes.

We recorded $830,948 of amortization of debt issuance costs during the year ended September 30, 2024 related to this security purchase agreement.

On June 27, 2024, we issued 546,697 shares of our common stock at $0.44 per share related to a principal payment of convertible debt settled with a common stock issuance for a total value of $240,000. During the year ended September 30, 2024, we made principal payments of $720,000 and interest payments of $36,000.

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

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock trades on the NYSE American under the symbol “KNW”. On November 8, 2024, the last reported sales price of our common stock on the NYSE American was $0.25 per share.

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

As of November 8, 2024, the high and low sales price of our common stock was $0.28 per share and $0.23 per share, respectively. As of November 8, 2024, we had 108,097,936 shares of common stock issued and outstanding, held by 181 stockholders of record. This number does not include approximately 5,000 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Transfer Agent and Registrar

We have appointed Equiniti Trust Company located at 48 Wall Street, Floor 23, New York New York 10005, telephone number (800) 937-5449, as the transfer agent for our common stock.

ITEM 6. RESERVED

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

Overview

Know Labs is an emerging leader in non-invasive medical diagnostics. We are focused on the development and commercialization of our proprietary sensor technology utilizing radio and microwave spectroscopy. When paired with our [machine learning platform, our technology is capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify, and measure the unique “signature” of said materials or analytes.

Recent Developments

On August 9, 2024, we completed a registered securities offering (the “Underwritten Offering”) of 13,250,000 units consisting of one share of our common stock, par value $0.001 per share, and one warrant to purchase one share of common stock at an exercise price equal to $0.26 per share of common stock. The net proceeds from the Offering were approximately $3.445 million, before deducting underwriting discounts and commissions and offering expenses paid by us. We expect to use the proceeds of the Underwritten Offering to fund general corporate purposes, including working capital, capital expenditures, or research and development. We granted the Representatives a 30-day option to purchase up to an additional 1,987,500 shares of common stock and 1,987,500 warrants to cover over-allotments, if any. On August 8, 2024, the representatives partially exercised their over-allotment option to purchase 1,987,500 shares. Between the closing date and August 21, 2024, the representatives fully exercised their over-allotment option to purchase 1,987,500 shares. The Offering closed on August 9, 2024. After deducting underwriting commissions and other offering expenses, the Company received net proceeds of $3.468 million from the offering and exercise of over-allotment option.

On August 16, 2024, we completed a registered securities offering (the “Registered Offering”) of 6,365,385 units consisting of one share of our common stock, par value $0.001 per share, and one warrant to purchase one share of common stock at an exercise price equal to $0.26 per share of common stock. The net proceeds from the Registered Offering were approximately $1.655 million, before offering expenses paid by us. We expect to use the proceeds of the Registered Offering to fund general corporate purposes, including working capital, capital expenditures, or research and development. As compensation for the Advisors’ services in connection with this Offering, we have agreed to pay a cash fee of 5% of the aggregate gross proceeds of this Offering and to issue to the Advisors (Boustead Securities, LLC and The Benchmark Company, LLC) warrants to purchase 636,538 shares of our common stock. After deducting underwriting commissions and other offering expenses, the Company received net proceeds of $1.515 million from the direct offering.

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

Segment Reporting

We consider the business to currently have one operating segment; the development of its radio frequency spectroscopy technology with a first focus on non-invasively ascertaining blood glucose levels.

Results of Operations

The following table sets forth key components of our results of operations during the years ended September 30, 2024 and 2023.

	Year Ended September 30,
	2024	2023	$ Variance	% Variance
Operating expenses-
Research and development and operating expenses-
Research and development expenses	$6,114	$7,727	$1,613	20.9%
Selling, general and administrative expenses	9,109	6,571	(2,538)	-38.6%
Selling and transactional costs for digital assets	-	(274)	(274)	-100.0%
Total operating expenses	15,223	14,024	(1,199)	-8.5%
Operating loss	(15,223)	(14,024)	(1,199)	-8.5%
Other Income (Expense), Net:
Interest income	155	127	28	22.0%
Interest expense	(1,514)	(390)	(1,124)	-288.2%
Loss on debt extinguishment	-	(507)	507	100.0%
Other (expense) income	-	(495)	495	100.0%
Total other (expense), net	(1,359)	(1,265)	(94)	-7.4%
Loss before income taxes	(16,582)	(15,289)	(1,293)	-8.5%
Income tax expense	-	-	-	0.0%
Net loss	$(16,582)	$(15,289)	$(1,293)	-8.5%

Research and Development Expenses. Research and development expenses for the year ended September 30, 2024 decreased $1,613,000 to $6,114,000 as compared to $7,727,000 for the year ended September 30, 2023. The decrease was due to reduced personnel, use of consultant, expenditures related to the development of our radio frequency spectroscopy Bio-RFID™ technology. During the year ended September 30, 2024, we reduced our headcount by nine and operating expenses and used external consultants to reduce the future cost of the development of our Bio-RFID™ technology. We launched the Generation 2 working prototype device during the year ended September 30, 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 2024 increased $2,538,000 to $9,109,000  as compared to $6,571,000 for the year ended September 30, 2023. The increase primarily was due to (i) an increase of $1,257,000 in salaries; (ii) an increase in legal expense of $669,000; (iii) issuance of common stock for services of $277,000; (iv) an increase in other expenses of $335,000. As part of the selling, general and administrative expenses for the years ended September 30, 2024 and 2023, we recorded $606,000 and $305,000, respectively, of investor relationship and business development expenses.

Other Income (Expense), Net. Other expense, net for the year ended September 30, 2024 was $1,359,000 as compared to other expense net of $1,265,000 for the year ended September 30, 2023. The other expense, net for the years ended September 30, 2024 included interest income of $155,000, offset by interest expense of $1,514,000. The increase in interest expense is related to $595,000 in interest expense for the extension of notes and warrants in February 2024 and amortization of issuance costs related to the Lind convertible note.

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

Net Loss. Net loss for the year ended September 30, 2024 was $16,582,000 as compared to $15,289,000 for the year ended September 30, 2023. The net loss for the year ended September 30, 2024 included non-cash expenses of $4,930,000. The non-cash items include (i) depreciation and amortization of 81,000; (ii) stock based compensation- stock options of $2,958,000;  (iii) issuance of common stock for services of $277,000; (iv) amortization of operating lease right-of-use asset of $189,000; amortization of debt issuance costs of $831,000; and (v) interest expense for extension of notes and warrants of $594,000.

The net loss for the year ended September 30, 2023 included non-cash expenses of $4,768,000. The non-cash items include (i) depreciation and amortization of $313,000; (ii) loss on sale of assets of $550,000; (iii) loss on debt extinguishment of $507,000; (iv) modification of notes and warrants- interest expense of $350,000; (v) stock based compensation- stock options of $2,956,000; (vi) amortization of operating lease right-of-use asset of $142,000; and (vii) gain on debt settlement of $50,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2024, we have cash and cash equivalents of $3,111,000 and a net working capital deficit of approximately $2,053,000. We anticipate that we will record losses from operations for the foreseeable future. We believe that we have enough available cash to operate until February 28, 2025. As of September 30, 2024, our accumulated deficit was $138,736,000 and net losses in the amount of $16,582,000 and $15,289,000 during years ended September 30, 2024 and 2023, respectively.

We intend to seek additional cash via equity and debt offerings. As a result of not having at least twelve months of cash available and not having any firm commitment for debt or equity financing, substantial doubt about our ability to continue on a going concern exists.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the sale of common or preferred stock and the exercise of warrants. During the remainder of 2024 and in 2025, we expect to raise additional funds through the issuance of preferred stock, convertible debentures or equity. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us.

On February 27, 2024, we (a) entered into a securities purchase agreement with Lind Global Fund II LP pursuant to which we may issue to Lind one or more senior convertible notes in the aggregate principal amount of up to $14,400,000 for an aggregate purchase price equal to up to $12,000,000 and common stock purchase warrants and (b) issued a $4,800,000 note and a warrant to purchase 6,000,000 shares of our common stock to Lind in exchange for a purchase price of $4,000,000 and net proceeds of $3,805,699.

On March 20, 2024, we entered into an At the Market Offering Agreement with The Benchmark Company, LLC pursuant to which we may, from time to time, offer and sell shares of our common stock through or to The Benchmark Company, LLC as our sales agent or manager in an aggregate amount of up to $5,000,000. We have not received any of the $15,000 in funds due under this agreement as of September 30, 2024.

On August 7, 2024, we entered into an Underwriting Agreement with Boustead Securities, LLC and The Benchmark Company, LLC, as representatives of the underwriters named therein, relating to our registered public offering of 13,250,000 units consisting of one share of our common stock, par value $0.001 per share, and one warrant to purchase one share of Common Stock at an exercise price equal to $0.26 per share of Common Stock. The public offering price was $0.26 per Unit. The underwriters agreed to purchase 13,250,000 units at a 7.0% discount to the public offering price. We granted the Representatives a 30-day option to purchase up to an additional 1,987,500 shares of common stock and 1,987,500 warrants to cover over-allotments, if any. The gross proceeds from the Offering are approximately $3.445 million, or approximately $3.961 million if the representatives exercise in full their over-allotment option, before deducting underwriting discounts and commissions and other offering expenses. On August 8, 2024, the representatives partially exercised their over-allotment option to purchase 1,987,500 warrants. Between the closing date and August 21, 2024, the representatives fully exercised their over-allotment option to purchase 1,987,500 shares. The Offering closed on August 9, 2024. After deducting underwriting commissions and other offering expenses, the Company received net proceeds of $3.468 million from the offering and exercise of over-allotment option.

On August 15, 2024, we entered into Subscription Agreements with certain investors for a registered direct offering of 6,365,385 units consisting of one share of our common stock, par value $0.001 per share and one warrant to purchase one share of Common Stock at an exercise price equal of $0.26 per share of Common Stock at an offering price of $0.26 per Unit, for an aggregate purchase price of $1.655 million. As compensation for the Advisors’ services in connection with this Offering, we have agreed to pay a cash fee of 5% of the aggregate gross proceeds of this Offering and to issue to the Advisors warrants to purchase 636,538 shares of our common stock. After deducting underwriting commissions and other offering expenses, the Company received net proceeds of $1.515 million from the direct offering.

The proceeds of warrants currently outstanding, to the extent not exercised on a cashless basis, may generate potential proceeds. We cannot provide assurance that any of these warrants will be exercised.

Operating Activities

Net cash used in operating activities for the years ended September 30, 2024 and 2023 was $12,829,000 and $10,354,000, respectively. The net cash used in operating activities for the year ended September 30, 2024 was primarily related to (i) a net loss of $16,582,000; (ii) working capital changes of $1,177,000; and offset by (iii) non-cash expenses of $4,930,000. The non-cash items include (iv) depreciation and amortization of 81,000; (v) stock based compensation-stock options of $2,958,000;  (vi) issuance of common stock for services of $277,000; (vii) amortization of operating lease right-of-use asset of $189,000; amortization of debt issuance costs of $831,000; and (viii) interest expense for extension of notes and warrants of $594,000.

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

Investing Activities

Net cash used in investing activities for the years ended September 30, 2024 and 2023 was $66,000 and $81,000, respectively. These amounts were primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the for the years ended September 30, 2024 and 2023 was $7,983,000 and $5,865,000, respectively. The net cash provided by financing activities for the year ended September 30, 2024 was primarily related to (i) the proceeds from debt offering net of expenses of $3,764,000; (ii) and  proceeds from common stock offering, net of expenses of $5,193,000; (iii) proceeds from the issuance of common stock for the exercise of warrants of $8,000; offset by (iv) repayment of note payable of $720,000; and (v) payments of debt offering of $262,000. The debt and equity offerings were previously discussed.

The net cash provided by financing activities for the year ended September 30, 2023 was primarily related to (i) proceeds from the issuance of common stock for the exercise of warrants of $387,000; (ii) proceeds from the issuance of common stock for the exercise of stock option grants of $5,000; proceeds from issuance  common stock offering, net of expenses of $5,473,000. On September 29, 2023, we closed an offering of our common stock pursuant to which we sold 28,000,000 shares of common stock, at a purchase price of $0.25 per share. After deducting underwriting commissions and other offering expenses, we received net proceeds of $5,473,000.

Our contractual cash obligations as of September 30, 2024 are summarized in the table below:

		Less Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years
Operating leases	$395,001	$127,795	$267,207
Convertible notes payable	6,095,066	5,135,066	960,000
	$6,490,067	$5,262,861	$1,227,207

(1)

Convertible notes payable reflects $6,095,066 ($4,723,506 after adjustments for debt extinguishment accounting and debt issuance costs) that can be converted into common stock upon demand. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID” technologies. None of the expenditures are contractual obligations as of September 30, 2024.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of September 30, 2024 and 2023 are based upon the short-term nature of the assets and liabilities.

We have a money market account which is considered a Level 1 asset. The balance as of September 30, 2024 and 2023 was $2,942,000 and $7,836,000, respectively. No other assets or liabilities are required to be recorded at fair value on a recurring nature.

Derivative Financial Instruments. Pursuant to ASC 815 “Derivatives and Hedging”, we evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. We then determine if embedded derivative must be bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, we use a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. We determined that the conversion features for purposes of bifurcation within convertible notes payable issued during 2020 and 2021 were immaterial and as of September 30, 2024 all such convertible notes have been converted to common stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements are submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures are effective at the reasonable assurance level.

b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of our company are being made only in accordance with authorization of management and directors of our company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2024.

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

c) Changes in Internal Control over Financial Reporting

During the year ended September 30, 2024, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2024 but was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Director/ Executive Officer
Management-
Ronald P. Erickson	80	Chief Executive Officer, Chairman of the Board of Directors and Director
Peter J. Conley	69	Chief Financial Officer and SVP Intellectual Property
John Cronin	69	Interim Chief Technology Officer and Director

Independent-
William A. Owens	84	Director, Former Vice Chairman of NYSE for Asia
Jon Pepper	73	Director
Ichiro Takesako	65	Director
Larry K. Ellingson	78	Director

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

John Cronin. Mr. Cronin served as a director between November 2023 and September 2024 when he was appointed our Interim Chief Technology Officer. Mr. Cronin is an experienced inventor and intellectual property strategist. Mr. Cronin is Chairman and CEO of ipCapital Group, Inc. (“ipCG”), a globally recognized IP strategy consulting firm founded in 1998, offering more than 45 different services. Mr. Cronin has authored greater than 1,600 patents and applications across hundreds of technology spaces, leveraging the ipCapital Methodology. Before forming ipCG, Mr. Cronin spent over 17 years at IBM and became its top inventor with over 100 patents and 150 patent publications. He created and ran the IBM Patent Factory, which was essential in helping IBM become number one in US patents and led the team that contributed to the startup and success of IBM’s licensing program. Mr. Cronin is also the Chair of the Board of Directors of AdrenalineIP, Chairman of IX-Innovations, and is the Founder of HarvestWeb, a 501(c)3 charitable organization that provides an easy online way to make donations to food pantries. Mr. Cronin previously served on the board of directors of HopTo Inc. (OTC: HPTO) from 2014 to September 2018, and ImageWare® Systems, Inc. (OTCQB: IWSY) from 2012 until April 2020. Mr. Cronin has a B.S. (E.E.), an M.S. (E.E), and a B.A. degree in Psychology from the University of Vermont. As of the year ended September 30, 2024 and 2023, we have paid ipCG approximately $390,000 and $713,000, respectively in professional fees. Mr. Cronin currently serves as Interim Chief Technology Officer and is not considered an independent director. Mr. Cronin was appointed as a director based on his domain expertise and extensive experience in patent strategy, development and monetization.

William A. Owens. Admiral Owens has served as an independent director since May 2018. William A. Owens is the co-founder and executive chairman of Red Bison Technology Group, a company which installs and operates high speed telecoms networks and technology in large office buildings. He is the Chairman of Visionary Vehicles which is building a series of automobiles focused on electric and hydrogen powered cars, Kyrrex which is a successful and growing Crypto Currency Exchange operating in Europe, and Massif, an electric bicycle company. Owens serves on the board of directors of the public companies, Siply, Know Labs, and Compass, and is a director of the private companies: TruU, Tethr, ViruSight, Prism, Steel Grove, JennyCo, Axxess Capital, Versium, and Viome. Owens was the chairman of the board of CenturyLink Telecom (now Lumen), the third largest telecommunications company in the United States and SAP USA. Owens is on the board of trustees of Seattle University, and the Fiscal Responsibility Amendment (CFFRA) Association which aims to establish a balanced budget amendment to the US Constitution. He is a member of the Council of Foreign Relations. He is the Founder and senior General on a China US forum to bring 4star generals together for China US cooperation. He is a Senior Fellow at Stimson Institute. From 2007 to 2015, Owens was the Chairman and Senior Partner of AEA Investors Asia, a private equity firm located in Hong Kong, and Vice Chairman of the NYSE for Asia. Owens also served as the Chairman of Eastern Airlines. He has served on over 25 public boards including Daimler, British American Tobacco, Telstra, Nortel Networks, and Polycom.

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

Owens is a 1962 honor graduate of the United States Naval Academy in mathematics, holds bachelors and masters degrees in politics, philosophy and economics from Oxford University, and a master’s degree in management from George Washington University. He has written more than 50 articles on national security and authored the book “High Seas.”  His book, “Lifting the Fog of War,” was published in April 2000 with a revision published in Mandarin in 2009. And his book “China-US 2039: The Endgame?” was published in 2019 in both English and Mandarin.

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

Ichiro Takesako. Mr. Takesako has served as an independent director since December 2012. Mr. Takesako has held executive positions with Sumitomo Precision Products Co., Ltd, or Sumitomo, and its affiliates since 1983. In the past few years, Mr. Takesako has held the following executive position in Sumitomo and its affiliates: in June 2008, he was appointed as General Manager of Sales and Marketing Department of Micro Technology Division; in April 2009, he was appointed as General Manager of Overseas Business Department of Micro Technology Division, in charge of M&A activity of certain business segment and assets of Aviza Technology, Inc.; in July 2010, he was appointed as Executive Director of SPP Process Technology Systems, a 100% owned subsidiary of Sumitomo Precision Products at the time; in August 2011, he was appointed as General Manager, Corporate Strategic Planning Group; in January 2013, he was appointed as Chief Executive Officer of M2M Technologies, Inc., a company invested by Sumitomo Precision products; in April 2013, has was appointed as General Manager of Business Development Department, in parallel of CEO of M2M Technologies, Inc.; in April 2014, he was relieved from General Manager of Business Development Department and is responsible for M2M Technologies Inc. as its CEO; in March 2017, he established At Signal, Inc. which took over the entire business operation from M2M Technologies, Inc.; and in April 2017, he was appointed as Chief Executive Officer of At Signal, Inc. Mr. Takesako graduated from Waseda University, Tokyo, Japan where he majored in Social Science and graduated with a Degree of Bachelor of Social Science. Mr. Takesako was appointed as a director based on his previous position with Sumitomo and Sumitomo’s previous significant partnership with our company. Mr. Takesako was appointed as a director based on his previous position with Sumitomo and Sumitomo’s previous significant partnership with our company.

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

Mr. Ellingson retired from Eli Lilly and Company in May 2001 after having been involved as a leader of global diabetes for Lilly for more than half of his career. He has held several other positions at Lilly including Director of Pharmaceutical New Product Planning for gastrointestinal, skeletal, endocrine and infectious diseases, along with responsibility for marketed products in those areas in the late 1980s.

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

Mr. Ellingson has been honored several times for his achievements in his field. He was honored by being the first and only non–scientist to receive Eli Lilly’s President’s Award and the Lilly Research Award for contributions to diabetes research. In 2001, Eli Lilly created the Ellingson Legacy Award to honor those who provide outstanding service to the customer. Ellingson was the first recipient of the award. The ADA, Indiana affiliate awarded Mr. Ellingson the J.K. Lilly Award in 2004 for his contributions & service to the field of diabetes. NDSU awarded him the highest honor in 2007, naming him An Outstanding Alumni of the Year for his contributions to the field and to the University. The American Diabetes Association® recognized Mr. Ellingson in 2006 with the Charles H. Best Medal for Outstanding Service for his exceptional contributions as Chair of the Board. The ADA recognized Mr. Ellingson with the prestigious Wendell Mayes Jr. Award in 2013 for his long-term service in diabetes. Mr. Ellingson received an Honorary Membership in 2020 to the Academy of Nutrition and Dietetics for his contributions to the Academy. He continues to be engaged in diabetes programs and projects through the Diabetes Leadership Council which he cofounded in 2013. He continues to be engaged in diabetes programs and projects through the Diabetes Leadership Council which he cofounded in 2013. Mr. Ellingson was appointed as a director based on his substantial experience in the diabetes industry and his global thought leadership in the field of diabetes.

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

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

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

Attendance at Annual Meetings of Stockholders

We expect that all of our Board members will attend our annual meetings of stockholders in the absence of a showing of good cause for failure to do so and all of our Board members who were directors at the time attended our virtual 2024 annual meeting of stockholders.

Board Meetings and Committees

During our last fiscal year, each of our directors attended at least 75% of the aggregate of (i) the total number of Board meetings and (ii) the total number of meetings of the committees on which the director served.

Independent Directors

NYSE American’s rules generally require that a majority of an issuer’s board of directors must consist of independent directors. Our board of directors currently consists of six (6) directors, four (4) of whom, Messrs. Owens, Pepper, Takesako, and Ellingson are independent within the meaning of NYSE American rules.

Committees of the Board of Directors

Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee, each comprised only of members who meet the independence requirements of the Exchange Act and NYSE American rules and each with its own charter approved by the Board. Each committee’s charter is available on our website at www.knowlabs.co. In addition, our Board may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our Board.

Audit Committee

William A. Owens, Jon Pepper and Ichiro Takesako serve on our audit committee, with Mr. Pepper serving as the chairman. Our Board has determined that Mr. Owens qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The audit committee oversees our accounting and financial reporting processes and the audits of our financial statements.

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

Compensation Committee

William A. Owens, John Cronin and Jon Pepper serve on our compensation committee, with Mr. Owens serving as the chairman. The members of the compensation committee are also “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the Board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Mr. Cronin will be replaced with an independent director shortly.

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

Nominating and Corporate Governance Committee

Larry K. Ellingson, Jon Pepper and Ichiro Takesako serve on our nominating and corporate governance committee, with Mr. Ellingson serving as the chairman. The nominating and corporate governance committee assists the Board in selecting individuals qualified to become our directors and in determining the composition of the Board and its committees.

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

Communication with our Board of Directors

Our stockholders and other interested parties may communicate with our Board by sending written communication in an envelope addressed to “Board of Directors” in care of the Secretary, 619 Western Avenue, Suite 610, Seattle, Washington 98104.

Delinquent Section 16(a) Reports

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to us.

Based solely on a review of copies of reports furnished to us, as of September 30, 2024 our executive officers, directors and 10% holders complied with all filing requirements except as follows:

Ronald P. Erickson - Mr. Erickson extended notes on January 30, 2024 and filed his Form 4 on May 31, 2024. This was an amendment of notes disclosed through our ongoing SEC filings.

Compensation Recovery Policy

We have adopted a Compensation Recovery Policy for the recovery of Erroneously Awarded Compensation in order to comply with Section 10D of the Exchange Act, Rule 10D-1 promulgated under the Exchange Act, and the listing standards of the NYSE American adopted pursuant thereto. In the event we are required to prepare an accounting restatement of our financial results as a result of a material noncompliance by us with any financial reporting requirement under the federal securities laws, we will have the right to use reasonable efforts to recover from any current or former executive officers who received incentive compensation (whether cash or equity) from us during the three-year period preceding the date on which we were required to prepare the accounting restatement, any excess incentive compensation awarded as a result of the misstatement. This policy is administered by the Compensation Committee of the Board.

Stock Ownership Guidelines

The Board does not currently have stock ownership guidelines.

Insider Trading Policy; Anti-Hedging and Anti-Pledging

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that includes restrictions and limitations on the ability of our directors, officers and other employees to engage in transactions involving the hedging and pledging of our stock. Under the policy, hedging or monetization transactions, such as collars, forward sale contracts, equity swaps, puts, calls, collars, forwards and other derivative instruments, which allow an employee to lock in much of the value of his or her stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock, and thus to continue to own our stock without the full risks and rewards of ownership, are prohibited. In addition, the policy addresses the practices of holding our stock in a margin account, under which the securities may be sold by the broker without the customer’s consent if the customer fails to meet a margin call, and of pledging our stock as collateral for a loan, in which event the securities may be sold in foreclosure if the borrower defaults on the loan. Securities held in a margin account or pledged as collateral may not exceed 25% of the total number of shares owned by the employee or director.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and two other most highly compensated executive officers (our “named executive officers”) for services rendered in all capacities during the fiscal years ended September 30, 2024 and September 30, 2023, respectively. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

					Stock	Option	All Other
			Salary	Bonus	Awards	Awards	Compensation	Total
Name	Principal Position		($)	($)	($)	($) (3)	($)	($)
Ronald P. Erickson (1)	Chief Executive Officer and Chairman of the Board	Fiscal year 2024	$453,125	$100,000	$-	$894,202	$205,000	$1,652,327
		Fiscal year 2023	$371,083	$-	$-	$551,569	$173,885	$1,096,537

Peter J. Conley (2)	Chief Financial Officer and SVP Intellectual Property	Fiscal year 2024	$371,877	$125,000	$-	$307,254	$-	$804,131
		Fiscal year 2023	$319,792	$-	$-	$244,750	$-	$564,542

(1)

During the fiscal years ended September 30, 2024 and 2023, Ronald P. Erickson was compensated with a salary of $325,000 from November 1, 2022 to December 22, 2022, of $375,000 from December 23, 2022 to March 1, 2024 and $500,000 from March 1, 2024 to September 30, 2024. Mr. Erickson received a bonus of $100,000 during the fiscal year end September 30, 2024. An entity affiliated with and controlled by Mr. Erickson, J3E2A2Z LP, was paid interest of $205,000 and $140,000 and other expenses of $0 and $33,855 during the fiscal years ended September 30, 2024 and 2023, respectively. See Annual Report on Form 10-K for the fiscal years ended September 30, 2024 and 2023, “Outstanding Equity Awards at Year-End” for a discussion of option award compensation.

(2)

During the fiscal year ended September 30, 2022, Mr. Conley was compensated with an annual salary of $300,000 from September 30, 2022 to December 13, 2023. From December 14, 2022, Mr. Conley has been compensated with an annual salary of $325,000. From March 1, 2024 to September 30, 2024, Mr. Conley was compensated at $400,000.  Mr. Conley received a bonus of $125,000 during the fiscal year end September 30, 2024. See Annual Report on Form 10-K for the fiscal year ended September 30, 2024, “Outstanding Equity Awards at Year-End” for a discussion of option award compensation.

(3)

These amounts reflect the aggregate grant date fair value of awards granted in the fiscal years ended September 30, 2024 and 2023, as required by Regulation S-K Item 402(n)(2), computed in accordance with the FASB Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). All assumptions made in the valuations are contained and described in footnote 8 to our financial statements for Fiscal 2024 contained in this Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The amounts shown in the table reflect the total fair value on the date of the grant.

Employment Agreements

On April 10, 2018, we entered into an amended employment agreement with Ronald P. Erickson which amends our employment agreement with him dated July 1, 2017. The current salary is $500,000. Mr. Erickson will be entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. The employment agreement is for an initial term of 12 months (subject to earlier termination) and will be automatically extended for additional 12-month terms unless either party notifies the other party of its intention to terminate the employment agreement at least ninety (90) days prior to the end of the initial term or renewal term. If we terminate Mr. Erickson’s employment at any time prior to the expiration of the term without cause, as defined in the employment agreement, or if Mr. Erickson terminates his employment at any time for “good reason” or due to a “disability,” Mr. Erickson will be entitled to receive (i) his base salary amount for one year; and (ii) medical benefits for eighteen months. On January 23, 2023, the Board appointed Mr. Erickson our Chief Executive Officer. Mr. Erickson was appointed to serve until his successor is duly elected.

On May 13, 2022, we entered into an employment agreement with Peter J. Conley reflecting his appointment as our Chief Financial Officer and Senior Vice President, Intellectual Property. The current salary is $400,000.  Mr. Conley may also be entitled to bonuses from time to time as determined by our Board or our compensation committee in their sole discretion. Mr. Conley is eligible to participate in all our employee benefit plans, policies and arrangements that are applicable to other executive officers, as such plans, policies and arrangements may exist or change from time to time at our discretion. We will reimburse Mr. Conley for reasonable travel, entertainment and other expenses he incurs in the furtherance of his duties under the employment agreement. The employment agreement is at will, meaning either we or Mr. Conley may terminate the employment relationship at any time, with or without cause, upon written notice to the other party. The employment agreement provides for severance pay equal to 12 months of then-in-effect base salary if Mr. Conley is terminated without “cause” or voluntarily terminates his employment for “good reason,” as defined in the employment agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended September 30, 2024.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	Exercisable	Unexerciseable	Price	Expiration
Name	(#)	(#)	($) (3)	Date
Ronald P. Erickson (1)	1,200,000	-	$1.10	11/4/2024
	-	1,865,675	$1.53	12/15/2025
	266,525	1,599,150	$1.53	12/15/2025
	2,000,000	-	$1.53	12/15/2025
	687,500	312,500	$2.09	12/16/2026
	437,500	562,500	$1.41	12/14/2027
	1,160,211	3,480,633	$0.25	10/10/2028

Peter J. Conley (2)	562,500	437,500	$1.48	5/20/2027
	937,813	2,063,187	$0.25	10/10/2028

(1)

On October 10, 2023, we issued a stock option grant to Ronald P. Erickson for 4,640,844 shares at an exercise price of $0.25 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

On December 14, 2022, we issued a stock option grant to Ronald P. Erickson for 1,000,000 shares at an exercise price of $1.41 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

(2)

On October 10, 2024, we issued a stock option grant to Peter J. Conley for 3,001,000 shares at an exercise price of $0.25 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

(3)	These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Additional Narrative Disclosure

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan or other retirement benefits.

We maintain a 401(k) plan and/or other health and welfare benefit plans in which our NEOs are eligible to participate.

Potential Payments upon Termination or Change in Control

We have the following potential payments upon termination or change in control with Ronald P. Erickson:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 9/30/2024	on 9/30/2024	on 9/30/2024	on 9/30/2024	on 9/30/2024
Compensation:
Base salary (1)	$-	$-	$500,000	$500,000	$-
Performance-based incentive compensation	$-	$-	$-	$-	$-
Stock options (2)	$-	$-	$4,994,251	$4,994,251	$-

Benefits and Perquisites:
Health and welfare benefits (3)	$-	$-	$30,174	$30,174	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$5,524,425	$5,524,425	$-

(1)	Reflects a salary for twelve months.
(2)	Reflects the vesting of stock option grants-noncash.
(3)	Reflects the cost of medical benefits for eighteen months.

We have the following potential payments upon termination or change in control with Peter J. Conley:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 9/30/2024	on 9/30/2024	on 9/30/2024	on 9/30/2024	on 9/30/2024
Compensation:
Base salary (1)	$-	$-	$400,000	$400,000	$-
Performance-based incentive compensation	$-	$-	$-	$-	$-
Stock options (2)	$-	$-	$776,991	$776,991	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$1,176,991	$1,176,991	$-

(1)	Reflects a salary for twelve months.
(2)	Reflects the vesting of stock option grants- noncash,

Director Compensation

Our independent non-employee directors are primarily compensated with stock option grants and stock grants to attract and retain qualified candidates to serve on the Board, in addition to a $10,000 cash retainer in consideration of board services. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to our company as well as the skill-level required by our members of the Board.

The table below sets forth the compensation paid to our non-employee directors during the fiscal year ended September 30, 2024. Ronald P. Erickson did not receive any compensation for their services as directors. The compensation disclosed in the Summary Compensation Table above represents the total compensation for Mr. Erickson.

	Stock	Option	Fees
Name	Awards	Awards (7)	Paid	Total
Jon Pepper ((1)	$57,750	$130,321	$10,000	$198,071
Ichiro Takesako (2)	57,750	130,321	10,000	198,071
William A. Owens (3)	57,750	130,321	10,000	198,071
John Cronin (4)	7,920	70,007	1,616	79,543
Larry K. Ellingson (5)	7,920	50,860	1,616	60,396
Timothy M. Londergan (6)	7,920	50,860	1,616	60,396

Total	$197,011	$562,690	$34,848	$794,549

(1)

Mr. Pepper was issued 135,000 shares of our common stock that were valued at $57,750. In addition, Mr. Pepper was issued stock option grants for 579,528 shares of common stock that were valued at the Black-Scholes value of $130,321. Mr. Pepper was paid $10,000 for board services. As of September 30, 2024, Mr. Pepper has stock option grants for 657,028 shares of common stock and warrants to purchase common stock of 40,000 shares.

(2)

Mr. Takesako was issued 135,000 shares of our common stock that were valued at $57,750. In addition, Mr. Takesako was issued stock option grants for 579,528 shares of common stock that were valued at the Black-Scholes value of $130.321. Mr. Takesako was paid $10,000 for board services. As of September 30, 2024, Mr. Takesako has stock option grants for 657,028 shares of common stock and warrants to purchase common stock of 40,000 shares.

(3)

Mr. Owens was issued 135,000 shares of our common stock that were valued at $57,750. In addition, Mr. Owens was issued stock option grants for 579,528 shares of common stock that were valued at the Black-Scholes value of $130,321. Mr. Owens was paid $10,000 for board services. As of September 30, 2024, Mr. Owens has stock option grants for 579,528 shares of common stock and warrants to purchase common stock of 40,000 shares.

(4)

Mr. Cronin was issued 16,164 shares of our common stock that were valued at $7,920. In addition, Mr. Cronin was issued stock option grants for 1,390,411 shares of common stock that were valued at the Black-Scholes value of $70,007 per share. Mr. Crowin was paid $1,616 for board services. As of September 30, 2024, Mr. Cronin has stock option grants for 1,390,411 shares of common stock. Mr. Cronin was appointed as a director in November 2023. Mr. Cronin was appointed our Interim Chief Technology Officer in September 2024.

(5)

Mr. Ellingson was issued 16,164 shares of our common stock that were valued at $7,920. In addition, Mr. Ellingson was issued stock option grants for 290,411 shares of common stock that were valued at the Black-Scholes value of $50.860. Mr. Ellingson was paid $1,616 for board services. As of September 30, 2024, Mr. Ellingson has stock option grants for 290,411 shares of common stock. Mr. Ellingson was appointed as a director in November 2023.

(6)

Mr. Londergan was issued 16,164 shares of our common stock that were valued at $7,920. In addition, Mr. Londergan was issued stock option grants for 290.411 shares of common stock that were valued at the Black-Scholes value of $50,860. Mr. Londergan was paid $1,616 for board services. As of September 30, 2024, Mr. Londergan has stock option grants for 290,411 shares of common stock. Mr. Londergan resigned on September 6, 2024

(7)

These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718. All assumptions made in the valuations are contained and described in footnote 8 to our financial statements for Fiscal 2024 contained in this Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The amounts shown in the table reflect the total fair value on the date of grant and do not necessarily reflect the actual value, if any, that may be realized by the listed executives.

2021 Equity Incentive Plan

On August 12, 2021, we established the Know Labs, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which was adopted by our stockholders on October 15, 2021. On September 11, 2024, the Board of Directors approved an amendment to the 2021 Plan subject to stockholder approval which was subsequently approved by our stockholders on October 25, 2024 to increase the total number of shares of common stock available for issuance under the 2021 Plan by 18,000,000 shares to 40,000,000, subject to annual increases.

The following summary briefly describes the principal features of the 2021 Plan, as amended, and is qualified in its entirety by reference to the full text of the 2021 Plan, which is filed as an exhibit to this report.

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

Shares Available Under the 2021 Plan: 20,000,000 shares of our common stock were originally authorized. On August 12, 2021, the Company established the Know Labs, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) which was adopted by our shareholders on October 15, 2021. Common stock reserved under the 2021 Plan increased to 22,000,000 shares on January 1, 2022.  On October 25, 2024, shareholders approved a Plan Amendment which increased the maximum number of shares of our common stock that may be delivered to participants under the 2021 Plan to 40,000,000.

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

Stock Options: Stock options give the option holder the right to acquire from us a designated number of shares of common stock at a purchase price that is fixed upon the grant of the option. The exercise price will not be less than the market price of the common stock on the date of grant. Stock options granted may be either tax-qualified stock options (so-called ”incentive stock options”) or non-qualified stock options.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 30, 2024, to the extent known by us or ascertainable from public filings, for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our company, 619 Western Avenue, Suite 610, Seattle, WA 98104.

	Shares Beneficially Owned (1) (2)
Name of Beneficial Owner	Amount	Percentage
Directors and Officers-
Ronald P. Erickson (3)	13,870,751	11.5%
Peter J. Conley (4)	1,510,313	1.4%
William A. Owens (5)	1,567,231	1.4%
Jon Pepper (6)	1,211,028	1.1%
Ichiro Takesako (7)	852,028	*
John Cronin (8)	506,575	*
Larry K. Ellingson (9)	306,575	*
All executive officers and directors (7 persons)	19,824,501	15.9%

* Less than 1%

(1)

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of September 30, 2024 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

(2)	Based on 108,001,782 shares of common stock issued and outstanding as of September 30, 2024.

(3)

Consists of (i) 1,488,085 shares of shares of our common stock beneficially owned by Ronald P. Erickson or entities controlled by Mr. Erickson, (ii) 3,751,736 shares of our common stock issuable upon the exercise of options exercisable within 60 days, (iii) 3,894,666 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days, and (iv) 4,736,264 shares of our common stock issuable upon the conversion of convertible notes that are convertible within 60 days.

(4)	Consists of (i) 10,000 shares of our common stock held directly by Peter Conley and (ii) 1,500,313 shares of our common stock issuable upon the exercise of options exercisable within 60 days.

(5)

Consists of (i) 947,703 shares of our common stock held directly by William A Owens, (ii) 579,528 shares of our common stock issuable upon the exercise of options exercisable within 60 days, and (iii) 40,000 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days.

(6)

Consists of (i) 514,000 shares of our common stock held directly by Jon Pepper, (ii) 657,028 shares of our common stock issuable upon the exercise of options exercisable within 60 days and (iii) 40,000 shares of our common stock issuable upon the exercise of warrants exercisable within 60 days.

(7)

Consists of (i) 155,000 shares of our common stock held directly by Ichiro Takesako, (ii) 657,028 shares of our common stock issuable upon the exercise of options exercisable within 60 days and (iii) 40,000 shares of our common stock issuable upon the exercise of warrants exercisable within 60 days.

(8)	Consists of (i) 16,164 shares of our common stock held directly by John Cronin and (ii) 490,411 shares of our common stock issuable upon the exercise of options exercisable within 60 days.

(9)	Consists of (i) 16,164 shares of our common stock held directly by Larry K. Ellingson and (ii) 290,411 shares of our common stock issuable upon the exercise of options exercisable within 60 days.

	Shares Beneficially Owned
	Amount	Percentage
Greater Than 5% Ownership

Clayton A. Struve (1)	30,255,913	23.2%
	Blocker at 4.99%

Todd Baszucki (2)	18,200,000	16.7%

Ronald P. Erickson (3)	13,870,751	11.5%

Lind Global Fund II LP (4)	10,386,697	8.8%
	Blocker at 4.99%-9.99%

(1)

Consists of (i) 7,747,688 shares of our common stock, (ii) 10,115,869 shares of our common stock issuable upon the exercise of warrants, (iii) 5,000,000 shares of our common stock issuable upon the conversion of our Series C Convertible Preferred Stock, (iv) 3,108,356 shares of our common stock issuable upon the conversion of our Series D Convertible Preferred Stock and (v) 4,284,000 shares of our common stock issuable upon the conversion of convertible notes; and excludes additional shares of preferred stock issuable as accreted preferred dividends pursuant to terms of the Series C and D Convertible Preferred Stock. All of the warrants, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock and convertible notes held by Mr. Struve are subject to a 4.99% blocker pursuant to which shares of our common stock may not be issued to the extent that such issuance would cause Mr. Struve to beneficially own more than 4.99% of our common stock. The address of Mr. Struve is 175 West Jackson Blvd., Suite 440, Chicago, IL 60604.

(2)

Includes (i) 17,200,000 shares of our common stock held directly by Todd Baszucki and (ii) 1,000,000 shares of our common stock issuable upon the exercise of warrants. The address for Mr. Baszucki is 395 Del Monte Center, Unit 306, Monterey, CA 93940.

(3)	See above for Ronald P. Erickson or entities controlled by Mr. Erickson. The address for Mr. Erickson is 619 Western Avenue, Suite 610, Seattle, WA 98104.

(4)

Consists of (i) 546,697 shares of our common stock, (ii) 3,840,000 shares of our common stock issuable upon the conversion of convertible notes and (iii) 6,000,000 shares of our common stock issuable upon the exercise of warrants. The address for Lind Global Fund II LP is 444 Madison Street, Floor 41, New York, NY 10022, care of the Lind Partners LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of September 30, 2024.

Number of securities
	Number of securities	Weighted-average	remaining available
	to be issued upon	exercise price of	for future issuance
	exercise of outstanding	outstanding options,	under equity compensation
Plan Category	options, warrants and rights	warrants and rights	plan
Equity compensation plan approved by shareholders	27,506,731	$0.814	8,952,081
Equity compensation plans not approved by shareholders	-	-	-
Total	27,506,731	$0.814	8,952,081

On August 12, 2021, we established the 2021 Plan, which was adopted by our stockholders on October 15, 2021. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2021 Plan is 22,000,000 shares and all of these shares remained available for issuance as of September 30, 2024. See Item 11 “Executive Compensation—2021 Equity Incentive Plan” for a complete description of the 2021 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2022 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

Convertible Promissory Notes with Clayton A. Struve

See “Description of Securities” for the terms of our convertible promissory notes with Clayton A. Struve.

Series C and D Convertible Preferred Stock, Warrants and Dividends

See “Description of Securities” for the terms of our Series C and D Convertible Preferred Stock, warrants and dividends.

On June 27, 2023, at Mr. Struve’s request, we settled all cash dividends with respect to the Series D Convertible Preferred Stock accrued and accumulated through December 31, 2022 in exchange for the issuance to Mr. Struve of 1,402,784 shares of our common stock in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. In connection with this transaction, we recorded $1,627,230 in dividends, representing the fair market value of the 1,402,784 shares issued. On June 18, 2024, Mr. Struve converted dividends of $800,384 into 3,201,534 shares of our common stock related to the conversion of Series C and D Convertible Preferred Stock.

Extension of Warrant with Clayton A. Struve

On March 19, 2024, we signed an Extension of Warrant Agreement with Clayton Struve, extending the exercise date on 500,000 shares to March 19, 2026.

Transactions with Ronald P. Erickson

See “Description of Securities” for the terms of our convertible promissory notes with Ronald P. Erickson and J3E2A2Z, an entity affiliated controlled by Ronald P. Erickson.

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

On December 15, 2020, we issued a stock option grant to Ronald P. Erickson for 1,865,675 shares at an exercise price of $1.53 per share. The stock option grant expires in five years. The grant vests in increments if the market capitalization of our commons stock exceeds for 20 consecutive trading days starting at $100 million to $1 billion. We estimated at grant date the fair value of these options at approximately $520,869 which is being amortized over 5 years. As of September 30, 2024 we recorded a cumulative expense of $384,664. We are valuing this stock option using the Monte Carlo pricing model which included key assumptions of 100% stock volatility, five year life and no forfeitures. The stock option grant was not vested as of September 30, 2024.

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

On January 19, 2023, we signed an Extension of Warrant Agreement with Ronald P. Erickson and an entity controlled by Mr. Erickson, extending the exercise dates from January 30, 2023 to January 30, 2024.

On October 10, 2023, we issued a stock option grant to Ronald P. Erickson for 4,640,844 shares at an exercise price of $0.25 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

On January 30, 2024, we signed an Extension of Warrant Agreement with Ronald P. Erickson and an entity controlled by Mr. Erickson, extending the exercise dates from January 30, 2024 to January 31, 2026.

Transactions with Peter J. Conley

On May 20, 2022, we issued a stock option grant to Mr. Conley for 1,000,000 shares at an exercise price of $1.48 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years, with no vesting during the first six months.

On October 10, 2023, we issued a stock option grant to Peter J. Conley for 3,001,000 shares at an exercise price of $0.25 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

Transactions with Directors

On January 5, 2022, we issued 30,000 shares each to three directors for services rendered during 2021.

On January 5, 2022, we issued 20,000 warrants to purchase common stock each to three directors at an exercise price of $1.70 per share. The warrants expire on January 5, 2027.

On February 15, 2023, we issued stock option grants to two directors for a total of 50,000 shares at an exercise price of $1.24 per share. The stock option grant expires in five years. The stock option grants vested at issuance.

Mr. Cronin has served as an independent director since November 2023. Mr. Cronin is an experienced inventor and intellectual property strategist. Mr. Cronin is Chairman and CEO of ipCapital Group, Inc. As of the year ended September 30, 2024 and 2023, we have paid ipCapital Group approximately $390,000 and $713,000, respectively in professional fees.

During the year ended September 30, 2024, we issued 453,492 shares of our common stock total to six directors at $0.434 per share for director services for a total value of $196,816 which was expensed during the year ended September 30, 2024.

During the year ended September 30, 2024, we issued stock option grants to seven directors for a total of 3,809,817 shares at an average exercise price of $0.41 per share. The stock option grant expires in five years. The stock option grants vested at issuance.

Director Independence

NYSE American listing standards require that a majority of the Board be independent. For a discussion of the independence of the members of the Board, refer above to Part III, Item 10 – Directors, Executive Officers and Corporate Governance.

Indemnification

Our articles of incorporation provide that we will indemnify our directors and officers to the fullest extent permitted by Nevada law. In addition, we have Indemnification Agreements with the current Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit our financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended September 30, 2023 and 2024, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged BPM LLP to perform an annual audit of our financial statements for the fiscal year ended September 30, 2024 and 2023. The following is the breakdown of aggregate fees for the last two fiscal years. Another tax firm prepares our tax returns.

	Year Ended	Year Ended
	September 30, 2024	September 30, 2023
Audit fees	$208,650	$220,420
Tax fees	-	-
All other fees	160,500	98,440

	$369,150	$318,860

-_”Audit Fees” are fees paid for professional services for the audit and quarterly reviews of our financial statements.

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

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Restatement of the Articles of Incorporation, dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, field August 14, 2023)
3.2	Second Amended and Restated Bylaws, dated October 15, 2021 (incorporated by reference to the Company’s Current Report on Form 8‑K, filed December 7, 2021)
3.3	Amended and Restated Series C Certificate of Designation, dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023)
3.4	Third Amended and Restated Series D Certificate of Designation, dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023)
3.5	Series D Certificate of Correction of Know Labs, Inc., dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023)
3.6	Series C Certificate of Correction of Know Labs, Inc., dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023)
3.7	Certificate of Withdrawal of Series F Preferred Stock, dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023)
3.8	Certificate of Designation of Series F Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8‑K, filed August 3, 2018)
3.9	Certificate of Amendment to Articles of Incorporation, dated October 29, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed, filed October 30, 2024
4.1†	Know Labs, Inc. 2021 Equity Incentive Plan, as amended (incorporated by reference to the Company’s Form 8-K, filed October 30, 2024)
4.2*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.7†	Employment Agreement dated May 13, 2022 by and between Know Labs, Inc. and Peter Conley. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed August 12, 2022)
10.8

Common Stock Purchase Warrant issued by Know Labs, Inc. to Boustead Securities, LLC on September 20, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 21, 2022)

10.9

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

10.11	Extension of Warrant Agreement dated January 19, 2023 by and between Know Labs, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 23, 2023).
10.12

Amendment 11 dated October 22, 2024 to Convertible Redeemable Promissory Note dated January 31, 2018, by and between Know Labs, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 25, 2024).

10.13

Amendment 11 dated October 22, 2024 to Convertible Redeemable Promissory Note dated January 31, 2018, by and between Know Labs, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 15, 2024).

10.14

Amendment 9 dated September 15, 2023 to Senior Secured Convertible Redeemable Note dated September 30, 2016 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 19, 2023).

10.15

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

70

10.17

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

10.19

Common Stock Purchase Warrant issued by Know Labs, Inc. to Boustead Securities, LLC on September 29, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2023).

10.20

Common Stock Purchase Warrant issued by Know Labs, Inc. to The Benchmark Company, LLC on September 29, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2023).

10.21	Securities Purchase Agreement, dated February 27, 2024, between Know Labs, Inc. and Lind Global II, LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 29, 2024).
10.22

Form of Convertible Secured Promissory Note issued by Know Labs, Inc. to Lind Global II, LP on February 27, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 29, 2024).

10.23

Form of Warrant to Purchase Common Stock issued by Know Labs, Inc. to Lind Global II, LP on February 27, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 29, 2024).

10.24	Security Agreement, dated February 27, 2024, between Know Labs, Inc. and Lind Global II, LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 29, 2024).
10.25	Guaranty dated February 27, 2024, between Know Labs, Inc. and Lind Global II, LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 29, 2024).
10.26

At the Market Offering Agreement, dated March 20, 2024, by and between Know Labs, Inc. and The Benchmark Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 20, 2024).

10.27

Underwriting Agreement, dated August 7, 2024, between the Company, Boustead Securities, LLC and The Benchmark Company, LLC, as representatives of the underwriters named therein (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 13, 2024).

10.28	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 13, 2024).
10.29	Unit Purchase Option, dated August 9, 2024, between the Company and Sutter Securities Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 13, 2024).
10.30	Unit Purchase Option, dated August 9, 2024, between the Company and The Benchmark Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 13, 2024).
10.31	Warrant Agency Agreement, August 9, 2024, between the Company and Equity Trust Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 13, 2024).
10.32	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 16, 2024).
10.33	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 16, 2024).
10.34	Warrant Agency Agreement, August 15, 2024, between the Company and Equinity Trust Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 16, 2024).
19*	Insider Trading Policy of Know Labs, Inc. dated November 2018.
14.1	Code of Ethics dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8‑K, filed November 27, 2018)
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
99.2	Compensation Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
99.3	Nominations and Corporate Governance Committee Charter dated November 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 27, 2018)
97.1	Know Labs, Inc. Compensation Recovery Policy dated November 28, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 1, 2023)
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 formatted in Inline XBRL (included in Exhibit 101).

*      Filed herewith

†      Executive compensation plan or arrangement

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Know Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Know Labs, Inc. and its subsidiaries (the Company) as of September 30, 2024 and 2023, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2024 in conformity with the accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for the Issuance of Convertible Debt and Warrants

As described in Notes 6 and 7 to the consolidated financial statements, on February 27, 2024, the Company entered into a securities purchase agreement involving the issuance of senior convertible notes and warrants. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives requiring bifurcation in accordance with ASC Topic 815, Derivatives and Hedging. The Company concluded that the warrants issued on February 27, 2024 met the requirements for equity classification. The Company allocated the face value and the issuance costs to the convertible notes and the warrants based on their relative fair values.

The principal considerations for our determination that performing procedures related to the issuance of the convertible debt and warrants is a critical audit matter are due to the complexity of these transactions and the significant estimates involved, as well as the nature and extent of audit effort required to obtain sufficient appropriate audit evidence to address the risks of material misstatements related to the classification and valuation of the allocation between the convertible debt and warrants. The nature and extent of audit effort required to address the matter includes involvement of more experienced engagement team members and discussions related to the matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included inspecting the securities purchase agreement to identify relevant terms and conditions that affect whether the warrants are derivatives or contain features that qualify as embedded derivatives, evaluating whether the warrants are derivatives or contain features that qualify as embedded derivatives, obtaining an understanding of the process of estimating the fair value of the instruments and utilizing personnel with specialized knowledge and skill in the relevant technical accounting guidance to evaluate the appropriateness of the Company’s application of the relevant technical guidance. Our procedures also included reviewing the calculation of the allocation of the relative fair value of the convertible notes and warrants and amortization of the related issuance costs.

/s/ BPM LLP

We have served as the Company’s auditor since October 2019.

Santa Rosa, California

November 14, 2024

KNOW LABS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	September 30, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,110,755	$8,023,716
Total current assets	3,110,755	8,023,716

PROPERTY AND EQUIPMENT, NET	66,796	81,325

OTHER ASSETS
Other assets	149,174	15,766
Operating lease right-of-use asset	337,703	145,090

TOTAL ASSETS	$3,664,428	$8,265,897

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$552,680	$1,292,861
Accrued expenses	101,582	94,062
Accrued expenses - related parties	84,573	218,334
Current portion of convertible notes payable, net	2,855,058	1,301,005
Current portion of convertible notes payable - related parties	1,460,926	1,460,926
Current portion of operating lease right-of-use liability	108,560	154,797
Total current liabilities	5,163,379	4,521,985

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	249,728	-
Non-current portion of convertible notes payable, net	407,522	-
Total liabilities	5,820,629	4,521,985

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock - $0.001 par value, 5,000,000 shares authorized, Series C and D shares issued and outstanding as follows:
Series C Convertible Preferred stock $0.001 par value, 30,000 shares authorized, 17,858 shares issued and outstanding at 9/30/2024 and 9/30/2023, respectively	1,790	1,790
Series D Convertible Preferred stock $0.001 par value, 20,000 shares authorized, 10,161 shares issued and outstanding at 9/30/2024 and 9/30/2023, respectively	1,015	1,015
Common stock - $0.001 par value, 200,000,000 shares authorized, 108,097,936 and 80,358,463 shares issued and outstanding at 9/30/2024 and 9/30/2023, respectively	108,021	80,358
Additional paid in capital	136,468,855	125,501,537
Accumulated deficit	(138,735,882)	(121,840,788)
Total stockholders' (deficit) equity	(2,156,201)	3,743,912

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,664,428	$8,265,897

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	September 30,2024	September 30, 2023
OPERATING EXPENSES-
RESEARCH AND DEVELOPMENT EXPENSES	$6,114,121	$7,727,467
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,109,362	6,570,597
SELLING AND TRANSACTIONAL COSTS FOR DIGITAL ASSETS	-	(274,019)
Total operating expenses	15,223,483	14,024,045
OPERATING LOSS	(15,223,483)	(14,024,045)

OTHER INCOME (EXPENSE), NET
Interest income	155,248	127,145
Interest expense	(1,513,323)	(389,626)
Loss on debt extinguishment	-	(506,865)
Other (expense)	-	(495,776)
Total other (expense), net	(1,358,075)	(1,265,122)

LOSS BEFORE INCOME TAXES	(16,581,558)	(15,289,167)

Income tax expense	-	-

NET LOSS	(16,581,558)	(15,289,167)

Deemed dividends on Series C and D Preferred Stock	(313,536)	(3,526,653)
Common stock dividends on Series D Preferred Stock	-	(1,627,230)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(16,895,094)	$(20,443,050)

Basic and diluted loss per share	$(0.20)	$(0.41)

Weighted average shares of common stock outstanding- basic and diluted	86,067,999	49,581,467

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of October 1, 2022	17,858	$1,790	10,161	$1,015	48,156,062	$48,158	$111,209,388	$(101,397,738)	$9,862,613
Stock compensation expense - employee options	-	-	-	-	-	-	2,955,933	-	2,955,933
Issuance of common stock for stock option exercises	-	-	-	-	166,890	166	4,521	-	4,687
Issuance of common stock for exercise of warrants	-	-	-	-	2,632,727	2,631	384,703	-	387,334
Common stock dividends on Series D Preferred Stock	-	-	-	-	1,402,784	1,403	1,625,827	(1,627,230)	-
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	3,526,653	(3,526,653)	-
Isssuance of common stock for common stock offering	-	-	-	-	28,000,000	28,000	5,444,791	-	5,472,791
Expenses for extension of notes and warrants	-	-	-	-	-	-	349,721	-	349,721
Net loss	-	-	-	-	-	-	-	(15,289,167)	(15,289,167)
Balance as of September 30, 2023	17,858	1,790	10,161	1,015	80,358,463	80,358	125,501,537	(121,840,788)	3,743,912
Stock compensation expense - employee options	-	-	-	-	-	-	2,957,559	-	2,957,559
Issuance of common stock for stock option exercises	-	-	-	-	96,154	-	-	-	-
Issuance of common stock for services	-	-	-	-	453,492	452	196,558	-	197,010
Issuance of common stock for exercise of warrants	-	-	-	-	853,348	853	6,947	-	7,800
Common stock dividends on Series C and D Preferred Stock	-	-	-	-	3,201,534	3,202	(3,202)	-	-
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	313,536	(313,536)	-
Isssuance of common stock for common stock offering	-	-	-	-	22,485,946	22,506	5,170,756	-	5,193,262
Issuance of shares and warrants in connection with debt offering	-	-	-	-	102,302	103	1,490,949	-	1,491,052
Expenses for extension of notes and warrants	-	-	-	-	-	-	594,761	-	594,761
Issuance of common stock for debt payment	-	-	-	-	546,697	547	239,453	-	240,000
Net loss	-	-	-	-	-	-	-	(16,581,558)	(16,581,558)
Balance as of September 30, 2024	17,858	$1,790	10,161	$1,015	108,097,936	$108,021	$136,468,855	$(138,735,882)	$(2,156,201)

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,581,558)	$(15,289,167)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	80,881	313,019
Stock based compensation - stock option grants	2,957,559	2,955,933
Issuance of common stock for services	277,011	-
Gain on debt settlement	-	(50,000)
Loss on disposal of assets	-	549,431
Loss on debt extinguishment	-	506,865
Amortization of operating lease right-of-use asset	189,286	142,840
Amortization of debt issuance costs	830,948	-
Interest expense for extension of notes and warrants	594,761	349,721
Changes in operating assets and liabilities:
Other long-term assets	(133,408)	(1,999)
Operating lease right-of-use liability	(178,408)	(147,719)
Accounts payable - trade and accrued expenses	(866,422)	317,085
NET CASH (USED IN) OPERATING ACTIVITIES	(12,829,350)	(10,353,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of research and development equipment	(66,352)	(80,797)
NET CASH (USED IN) INVESTING ACTIVITIES:	(66,352)	(80,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt offering	3,764,129	-
Repayment of note payable	(720,000)	-
Proceeds from issuance of common stock offering, net	5,193,262	5,472,791
Payments of debt offering	(262,450)	-
Proceeds from issuance of common stock for warrant exercise	7,800	387,334
Proceeds from issuance of common stock for stock options exercise	-	4,687
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,982,741	5,864,812

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,912,961)	(4,569,976)

CASH AND CASH EQUIVALENTS, beginning of period	8,023,716	12,593,692

CASH AND CASH EQUIVALENTS, end of period	$3,110,755	$8,023,716

Supplemental disclosures of cash flow information:
Interest paid	$241,000	$140,000
Taxes paid	$-	$-

Supplemental disclosure of non-cash financing activity:
Deemed dividends on Series C and D Preferred Stock	$313,536	$3,526,653
Common stock dividends on Series D Preferred Stock	$-	$1,627,230
Warrants issued for debt offering	$2,110,731	$-
Common stock issued for debt payment	$240,000	$-
Issuance costs from common stock offering	$670,149	$1,527,209

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Know Labs, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 1998. The Company currently has authorized 305,000,000 shares of capital stock, of which 300,000,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares preferred stock, par value $0.001 per share.

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

2. LIQUIDITY AND GOING CONCERN

The Company has cash and cash equivalents of $3,110,755 and a net working capital deficit of $2,052,624 of as of September 30, 2024. The Company anticipates that it will record losses from operations for the foreseeable future. The Company’s ability to transition profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The Company believes that it has enough available cash and flexibility with its operating expenses to operate until February 28, 2025.

On February 27, 2024, the Company (a) entered into a securities purchase agreement with Lind Global Fund II LP pursuant to which the Company may issue to Lind Global Fund II LP one or more senior convertible notes in the aggregate principal amount of up $14,400,000 for an aggregate purchase price equal to up to $12,000,000 and common stock purchase warrants and (b) issued a $4,800,000 convertible note and the warrant to Lind Global Fund II LP in exchange for a purchase price of $4,000,000 and net proceeds of $3,805,699. See Note 6.

On August 9, 2024, the Company completed a registered securities offering (the “Underwritten Offering”) of 13,250,000 units consisting of one share of our common stock, par value $0.001 per share, and one warrant to purchase one share of common stock at an exercise price equal to $0.26 per share of common stock. The net proceeds from the Offering were approximately $3.445 million, before deducting underwriting discounts and commissions and offering expenses paid by us. We expect to use the proceeds of the Underwritten Offering to fund general corporate purposes, including working capital, capital expenditures, or research and development. The Company granted the Representatives a 30-day option to purchase up to an additional 1,987,500 shares of common stock and 1,987,500 warrants to cover over-allotments, if any. On August 8, 2024, the representatives partially exercised their over-allotment option to purchase 1,987,500 warrants. Between the closing date and August 21, 2024, the representatives fully exercised their over-allotment option to purchase 1,987,500 shares. The Offering closed on August 9, 2024. After deducting underwriting commissions and other offering expenses, the Company received net proceeds of $3.468 million from the offering and exercise of over-allotment option. The warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed numbers of shares of common stock upon exercise.

On August 16, 2024, the Company completed a registered securities offering (the “Registered Offering”) of 6,365,385 units consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant to purchase one share of common stock at an exercise price equal to $0.26 per share of common stock. The net proceeds from the Registered Offering were approximately $1.655 million, before offering expenses paid by the Company. The Company expects to use the proceeds of the Registered Offering to fund general corporate purposes, including working capital, capital expenditures, or research and development. After deducting underwriting commissions and other offering expenses, the Company received net proceeds of $1.515 million from the direct offering. The warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed numbers of shares of common stock upon exercise.

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

3. SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation –These consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

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

The Company’s current research and development efforts are primarily focused on improving its radio frequency spectroscopy technology and its first focus on non-invasive monitoring of blood glucose levels; extending its capacity and developing new and unique applications for this technology. The Company believes that continued development of new and enhanced technologies is essential to its future success. The Company incurred expenses of $6,114,121 and $7,727,467 for the years ended September 30, 2024 and 2023, respectively, on development activities.  Included in the expense for  the years ended September 30, 2024 and 2023 is approximately $405,000 and $859,000 related to severance and other expenses related staff reductions.

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the years ended September 30, 2024 and 2023 were $605,830 and $307,638, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of September 30, 2024 and 2023 are based upon the short-term nature of the assets and liabilities. The fair value of the Company’s convertible notes payable are not readily available given the terms and conditions, including the conversion features, are complex.

The Company has a money market account which is considered a Level 1 asset. The balance as of September 30, 2024 and 2023 was $2,941,616 and $7,836,393, respectively. No other assets or liabilities are required to  be recorded at fair value on a recurring nature.

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

The Company determined that the conversion features for purposes of bifurcation within its currently outstanding convertible notes payable were immaterial and there was no derivative liability to be recorded as of September 30, 2024 and 2023.

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

As of September 30, 2024, the Company had 108,097,936 shares of common stock issued and outstanding. As of September 30, 2024, there were options outstanding for the purchase of 27,506,731 shares of our common stock (including unearned stock option grants totaling 3,869,825 shares related to performance targets), warrants for the purchase of 49,341,861  shares of the Company’s common stock, 8,108,356 shares of our common stock issuable, collectively, upon the conversion of the Company’s Series C and D Convertible Preferred Stock, and approximately 480,436 shares of our common stock, collectively, reserved to pay accrued dividends on the Company’s Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. In addition, the Company currently has 9,020,264 shares of the Company’s common stock are issuable upon conversion of convertible debentures of $2,761,939 and 3,840,000 shares of the Company’s common stock are issuable upon conversion of convertible debentures of $1,961,575.  Further, under the current terms of the  Company’s Series C and D Convertible Preferred Stock, and assuming no changes in the ownership thereof, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the September 30, 2024, calculation of net loss per share because their impact is antidilutive.

As of September 30, 2023, the Company had 80,358,463 shares of common stock issued and outstanding. As of September 30, 2023, there were options outstanding for the purchase of 14,506,158 shares of our common stock (including unearned stock option grants totaling 3,869,825 shares related to performance targets), warrants for the purchase of 20,866,313 shares of our common stock, 8,108,356 shares of the Company’s common stock issuable, collectively, upon the conversion of our Series C Stock and D Convertible Preferred Stock, and approximately 3,040,219 shares of our common stock, collectively, reserved to pay accrued dividends on our Series C and D Convertible Preferred Stock. In addition, the Company currently has 9,020,264 shares of its common stock at the current price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,761,931.  Further, under the current terms of our  Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, and assuming no changes in the ownership thereof, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock.  All of the foregoing shares could potentially dilute future earnings per share but are excluded from the September 30, 2023, calculation of net loss per share because their impact is antidilutive.

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the years ended September 30, 2024 and 2023 and comprehensive loss for those periods.

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

4. PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2024 and 2023 was comprised of the following:

	Estimated
	Useful Lives	September 30, 2024	September 30, 2023
Machinery and equipment	2-3 years	$279,683	$213,330
Furniture and fixtures	3 years	21,366	21,366
Less: accumulated depreciation		(234,253)	(153,371)
		$66,796	$81,325

Total depreciation expense was $80,881 and $313,019 for the years ended September 30, 2024 and 2023, respectively. All equipment is used primarily for research and development purposes and accordingly $78,964 and $295,260 in depreciation is classified in research and development expenses during the years ending September 30, 2024 and 2023. The Company retired assets with a net book value of $549,431 during the year ended September 30, 2023 related to the consolidation of leased offices and the reduction on headcount.

5. LEASES

The Company has entered into operating leases for office and development facilities which range from two to three years and include options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use asses are recorded based upon the present value of the lease payments over the expected lease term. As of September 30, 2024 and 2023 total operating lease liabilities were $358,288 and $154,797, respectively. Right of use assets totaled approximately $337,703 and $145,090 at September 30, 2024 and 2023, respectively. In the year ended September 30, 2024 and 2023, the Company recognized $136,000 and $268,000, respectively in total lease costs for the leases. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was 34 months at September 30, 2024 and the weighted average discount rate was 7%.

The minimum future lease payments as of September 30, 2024 are as follows:

Year Ended September 30,
2025	$127,795
2026	143,819
2027	123,389
Total remaining payments	395,002
Less imputed interest	(36,714)
Total lease liability	$358,288

6. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible notes payable as of September 30, 2024 and 2023 consisted of the following:

	September 30, 2024	September 30, 2023
Convertible note- Clayton A. Struve	$1,301,005	$1,301,005
Convertible note- Ronald P. Erickson and affiliates	1,460,926	1,460,926
Lind Global Fund II LP	1,961,575	-
	$4,723,506	$2,761,931

Long term	$407,522	$-
Short term	4,315,984	2,761,931
	$4,723,506	$2,761,931

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve, a significant stockholder, $1,301,005 under convertible promissory or OID notes. The Company recorded accrued interest of $101,852 and $94,062 as of September 30, 2024 and 2023, respectively. On September 15, 2023, the due dates on the notes was further extended to September 30, 2024. The Company expensed $230,005 as loss on debt extinguishment during the year ended September 30, 2023 related to the extension of the notes. The Company recorded in convertible note payable the incremental value related to the conversion feature and as such, we recorded the extension value as an expense with an offset to convertible note payable. The extension value will be reclassified to equity upon conversion. The Company is currently working on a further extension for the notes.

Convertible Redeemable Promissory Notes with J3E2A2Z – Related Party

The Company owes Ronald P. Erickson and J3E2A2Z, an entity affiliated and controlled by Ronald P. Erickson $1,460,926 under convertible promissory notes. On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of our for a period of five years. The initial exercise price of the warrants described above is $0.50 per share, also subject to certain adjustments. The Company recorded accrued interest of $84,573 and $218,334 as of September 30, 2024 and 2023, respectively. The interest expenses for the years ended 2024 and 2023 were $71,239 and $71,044, respectively.

On September 15, 2023, the due dates on the notes were extended to September 30, 2024. The Company expensed $276,860 as interest during the year ended September 30, 2023 related to the extension of the notes. The Company recorded in convertible note payable the incremental value related to the conversion feature and as such, we recorded the extension value as an expense with an offset to convertible note payable. The extension value will be amortized to equity upon conversion. On October 22, 2024, the due dates on the notes was further extended to September 30, 2025 and increased the interest rate from 6% to 8%.

Senior Convertible Note with Lind Global Fund II, LP

On February 27, 2024, the Company (a) entered into a securities purchase agreement (the “Lind Purchase Agreement”) with Lind Global Fund II, LP (“Lind”), pursuant to which the Company may issue Lind one or more senior convertible notes the aggregate principal amount of up to $14,400,000 for an aggregate purchase price equal to up to $12,000,000 and warrants to purchase a number of shares equal to the applicable funding amount multiplied by 75% and divided by the volume weighted average price of the common stock on the trading date immediately preceding the issuance date of the warrant and (b) issued to Lind an initial convertible note with an outstanding principal amount of $4,800,000 in exchange for a purchase price of $4,000,000, that is convertible into shares of our common stock at an adjusted conversion price of $0.26 per share, subject to adjustment, and an initial five year warrant to purchase up to 6,000,000 shares of our common stock at an adjusted exercise price of $0.26 per share, subject to adjustment.

The convertible notes issued under the Lind Purchase Agreement bearing an Original Issue Discount (the “OID”) equal to 20% of the principal amount of the note and do not accrue interest. Beginning on the date that is 120 days from the issuance date of each note and on each one month anniversary thereafter for 20 months, the Company is obligated to pay to Lind an amount equal to the greater of (x) 5% of the aggregate principal amount of such note or (y) $240,000, until the outstanding principal amount of such note has been paid in full prior to or on its maturity date or, if earlier, upon acceleration, conversion or redemption of such note in accordance with the terms. At the Company’s discretion, the monthly payments may be made in cash, in shares of our common stock, or in a combination of cash and shares. If made in shares, the number of shares shall be determined by dividing (x) the principal amount being paid in shares by (y) 90% of the average of the 3 lowest daily VWAPs during the 20 trading days prior to the applicable payment date. The notes set forth certain conditions that must be satisfied before we may make any monthly payments in shares of common stock. If the Company makes a monthly payment in cash, we must also pay Lind a cash premium of 5% of such monthly payment. Lind may elect with respect to no more than two (2) monthly payments to increase the amount of such monthly payment up to $750,000 which increase would be paid only in shares of our common stock upon notice by us. Any such increased payment shall be deducted from the amount of the last monthly payment owed under the note.

Issuance of note shares and warrant shares upon repayment or conversion of notes and exercise of warrants is subject to an ownership limitation equal to 4.99% of our outstanding shares of common stock; provided, that if Lind and its affiliates beneficially own in excess of 4.99% of our outstanding shares of common stock, then such limitation shall automatically increase to 9.99% so long as Lind and its affiliates own in excess of 4.99% of such common stock (and shall, for the avoidance of doubt, automatically decrease to 4.99% upon Lind and its affiliates ceasing to own in excess of 4.99% of such common stock).

Upon the occurrence of any event of default, the notes will become immediately due and payable and the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of each Note, in addition to any other remedies under the note or the other transaction documents. Events of default include, among others, the Company’s failure to make any note payment when due, a default in any indebtedness or adverse judgements in excess of $250,000, our failure to instruct its transfer agent to issue unlegended certificates, the Company’s shares of common stock no longer being public traded or listed on a national securities exchange, any stop order or trading suspension restricting the trading in our common stock, and our market capitalization is below $15 million for consecutive 10 days.

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

The Company received net proceeds of $3,805,699 in exchange for the issuance of the $4,800,000 notes and a warrant to purchase 6,000,000 shares of our common stock. The relative fair value of the 6,000,000 warrant shares was $2,110,731 on the date of issuance of which $1,411,052 was classified in equity after the allocation of issuance costs. The value of the warrant shares was recorded as debt discount (with an offset to APIC) and will be amortized over the two-year term of the Note.

In connection with this securities purchase agreement, the Company incurred approximately $994,000 of issuance costs of which $557,000 were allocated to the note and $437,000 to the warrant shares. The amount allocated to the notes was recorded as debt discount (with an offset to APIC) and will be amortized over the two-year term of the notes.

The Company recorded $830,948 of amortization of debt issuance costs during the year ended September 30, 2024 related to this security purchase agreement.

On June 27, 2024, the Company issued 546,697 shares of our common stock at $0.44 per share related to a principal payment of convertible debt settled with a common stock issuance for a total value of $240,000. During the year ended September 30, 2024, the Company made principal payments of $720,000 and interest payments of $36,000.

7. EQUITY

Authorized Capital Stock

The following description summarizes important terms of the classes of our capital stock as of September 30, 2024. This summary does not purport to be complete and is qualified in its entirety by the provisions of our articles of incorporation as amended, restated and supplemented to date, or our articles of incorporation, and our second amended and restated bylaws, or our bylaws, which have been filed as exhibits to this Annual Report on Form 10-K.

Authorized Capital Stock.  The Company’s authorized capital stock currently consists of:

•	300,000,000 shares of common stock, par value $0.001 per share; and

•	5,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which:

•	30,000 shares have been designated as our Series C Convertible Preferred Stock, $0.001 par value per share; and

•	20,000 shares have been designated as our Series D Convertible Preferred Stock, $0.001 par value per share.

Outstanding Shares of Capital Stock. The Company’s common stock is the only security of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. All outstanding shares of the Company’s capital stock are fully paid and nonassessable. As of September 30, 2024, there were:

•

108,097,936 shares of common stock issued and outstanding, held by holders of record; held by held by 181 stockholders of record. This number does not include approximately 5,000 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

•	17,858 shares of Series C Convertible Preferred Stock issued and outstanding, held by one holder of record; and

•	10,161 shares of Series D Convertible Preferred Stock issued and outstanding, held by one holder of record.

Securities Subject to Price Adjustments

If in the future, the Company sells its common stock at a price below $0.25 per share, the conversion price of (i) the outstanding shares of Series C and D Convertible Preferred Stock; (ii) promissory notes convertible into 9,020,264 shares of our common stock; and (iii) warrants to purchase 7,634,381 shares of common stock would adjust below $0.25 per share. The Company has the option to repay Lind in cash or common stock. Should the Company make it monthly payments in common stock, there may be a price adjustment.

Series C and D Convertible Preferred Stock, Warrants and Dividends

On August 5, 2016, the Company closed a Series C Convertible Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a cumulative dividend of 8% and an ownership blocker of 4.99%. Dividends are due and payable in cash when declared by the Company or when the stock is converted.  Series C Convertible Preferred stock is senior to Series D Convertible Preferred stock and is entitled to receive equal dividends paid to Series D. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. On August 14, 2017, the price of the Series C Convertible Preferred Stock and warrant and its conversion price, were adjusted to $0.25 per share pursuant to the documents governing such instruments. As of September 30, 2024, Mr. Struve owns all of the 17,858 issued and outstanding shares of Series C Convertible Preferred Stock.  Each holder of Preferred Series C is allowed to vote as a common shareholder as if the shares were converted to common stock up to the ownership blocker of 4.99%.

In 2017 the Company closed a $750,000 Series D Convertible Preferred Stock and Warrant offering with Mr. Struve. As of September 30, 2024, Mr. Struve owns all of the 10,161 issued and outstanding shares of Series D Convertible Preferred Stock. Each outstanding share of Series D Convertible Preferred Stock will accrue cumulative cash dividends at a rate equal to 8.0% per annum, subject to adjustment as provided in the Series D Convertible Preferred Stock certificate of designations. Dividends are due and payable in cash when declared by the Company or when the stock is converted. In addition, On August 14, 2017, the price of the Series D Convertible Preferred Stock were adjusted to $0.25 per share pursuant to the documents governing such instruments. Each holder of Preferred Series D is allowed to vote as a common shareholder as if the shares were converted to common stock up to the ownership blocker of 4.99%.

Based upon the modified terms and conditions of our Series C and D Convertible Preferred Stock certificates of designations dated August 10, 2023, it was determined that Series C and D Convertible Preferred Stock dividends need to be accreted going forward. As of September 30, 2024, the Company has recorded $121,000 in cumulative deemed dividends related to Series C and D Convertible Preferred Stock which have not been paid, net of (i) $350,696 of accumulated dividends with respect to the Series D Convertible Preferred Stock that were settled for 1,402,784 shares of common stock on June 28, 2023 and (ii) $800,384 of accumulated dividends with respect to the Series C and D Convertible Preferred Stock that were settled for 3,201,534 shares of common stock on June 18, 2024. Mr. Struve is subject to an ownership blocker limiting his ownership to 4.99% of our outstanding shares of common stock and thus the number of common shares he can receive for dividends. Unpaid accreted stock dividends will be issued to Mr. Struve if he converts preferred stock or if the Board declares a dividend thereon, limited to his 4.99% ownership blocker. Assuming no changes in the amount of outstanding Series C or D Convertible Preferred Stock ownership, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock.

Common Stock

Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted. Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.

Year Ended September 30, 2024

During the year ended September 30, 2024, the Company issued 453,492 shares of our common stock total to six directors at $0.434 per share for director services for a total value of $197,010 which was expensed during the quarter ended March 31, 2024.

On October 26, 2023, the Company closed an offering of its common stock pursuant to which we sold 883,061 shares of common stock, at a purchase price of $0.25 per share. After deducting underwriting commissions and other offering expenses, the Company received net proceeds of $203,105.

On March 7, 2024, the Company issued 102,302 shares of the Company’s common stock at $0.782 with a total value of $80,000 related to a debt offering. The $80,000 was recorded as debt issuance costs and is being amortized over the two-year term of the debt.

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

On August 9, 2024, the Company completed a registered securities offering (the “Underwritten Offering”) of 13,250,000 units consisting of one share of our common stock, par value $0.001 per share, and one warrant to purchase one share of common stock at an exercise price equal to $0.26 per share of common stock. The net proceeds from the Offering were approximately $3.445 million, before deducting underwriting discounts and commissions and offering expenses paid by us. We expect to use the proceeds of the Underwritten Offering to fund general corporate purposes, including working capital, capital expenditures, or research and development. The Company granted the Representatives a 30-day option to purchase up to an additional 1,987,500 shares of common stock and 1,987,500 warrants to cover over-allotments, if any. On August 8, 2024, the representatives partially exercised their over-allotment option to purchase 1,987,500 warrants. Between the closing date and August 21, 2024, the representatives fully exercised their over-allotment option to purchase 1,987,500 shares. This offering closed on August 9, 2024. After deducting underwriting commissions and other offering expenses, the Company received net proceeds of $3.468 million from the offering and exercise of over-allotment option. The warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed numbers of shares of common stock upon exercise.

On August 16, 2024, the Company completed a registered securities offering (the “Registered Offering”) of 6,365,385 units consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant to purchase one share of common stock at an exercise price equal to $0.26 per share of common stock. The net proceeds from the Registered Offering were approximately $1.655 million, before offering expenses paid by the Company. The Company expects to use the proceeds of the Registered Offering to fund general corporate purposes, including working capital, capital expenditures, or research and development. After deducting underwriting commissions and other offering expenses, the Company received net proceeds of $1.515 million from the direct offering. The warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed numbers of shares of common stock upon exercise.

On August 28, 2024, the Company issued 30,000 shares of the Company’s common stock at $0.26 per share and received $7,800 related to a warrant exercise.

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

Warrants to Purchase Common Stock

Year Ended September 30, 2024

On October 26, 2023, pursuant to the Underwriting Agreement, the Company issued common stock purchase warrants to Boustead Securities, LLC and The Benchmark Company, LLC to purchase an aggregate of 123,648 shares of Common Stock at an exercise price of $0.25 per share, subject to adjustments. The Representatives’ Warrants are immediately exercisable, and may be exercised at any time and from time to time, in whole or in part, until October 26, 2028 and may be exercised on a cashless basis. The Representatives’ Warrants also include customary anti-dilution provisions and immediate piggyback registration rights with respect to the registration of the shares underlying the Representatives’ Warrants. The warrants were valued at $20,896 and recorded in additional paid in capital as costs from common stock offering.

On February 7, 2024, the Company extended the term of warrants issued in connection with the 2019 debt offering. The Company accounted for the extension of the terms as a modification of the terms and in accordance with ASC 718-20-35-2A, the Company recognized $594,761 of interest expense as incremental cost measured as the excess of the fair value of the warrants on the grant date using the Black-Scholes-Merton option pricing model over the fair value of the warrants at the extension date.

On February 27, 2024, the Company (a) entered into a securities purchase agreement with Lind Global Fund II, LP (“Lind”), issued a five year warrant to purchase up to 6,000,000 shares of the Company’s common stock at an initial exercise price of $0.80 per share, subject to adjustment. The Warrant may be exercised via cashless exercise in the event there is no effective registration statement covering the shares of Common Stock underlying a Warrant exercise. The 6,000,000 warrants issued were valued at $2,110,731 of which $1,411,502 (after issuance costs) was recorded as debt issuance costs (with an offset to additional paid in capital) and is being amortized over the two-year term of the Notes as a component of interest expense.

On March 8, 2024, the Company issued 714,828 shares of the Company’s common stock in a cashless warrant exercise.

On May 24, 2024, the Company issued 108,500 shares of the Company’s common stock in a cashless warrant exercise.

On August 9, 2024, the Company completed a registered securities offering (the “Underwritten Offering”) of 13,250,000 units consisting of one share of our common stock, par value $0.001 per share, and one warrant to purchase one share of common stock at an exercise price equal to $0.26 per share of common stock. The net proceeds from the Offering were approximately $3.445 million, before deducting underwriting discounts and commissions and offering expenses paid by us. We expect to use the proceeds of the Underwritten Offering to fund general corporate purposes, including working capital, capital expenditures, or research and development. The Company granted the Representatives a 30-day option to purchase up to an additional 1,987,500 shares of common stock and 1,987,500 warrants to cover over-allotments, if any. On August 8, 2024, the representatives partially exercised their over-allotment option to purchase 1,987,500 warrants. Between the closing date and August 21, 2024, the representatives fully exercised their over-allotment option to purchase 1,987,500 shares. The Offering closed on August 9, 2024. After deducting underwriting commissions and other offering expenses, the Company received net proceeds of $3.468 million from the offering and exercise of over-allotment option. The warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed numbers of shares of common stock upon exercise.

On August 16, 2024, the Company completed a registered securities offering (the “Registered Offering”) of 6,365,385 units consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant to purchase one share of common stock at an exercise price equal to $0.26 per share of common stock. The net proceeds from the Registered Offering were approximately $1.655 million, before offering expenses paid by the Company. The Company expects to use the proceeds of the Registered Offering to fund general corporate purposes, including working capital, capital expenditures, or research and development. After deducting underwriting commissions and other offering expenses, the Company received net proceeds of $1.515 million from the direct offering. The warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed numbers of shares of common stock upon exercise.

On August 28, 2024, the Company issued 30,000 shares of the Company’s common stock at $0.26 per share and received $7,800 related to a warrant exercise.

During the year ended September 30, 2024, warrants to purchase 350,157 shares of common stock at $0.42 per share were forfeited.

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

A summary of the warrants outstanding as of September 30, 2024 were as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding October 1, 2023	20,866,313	$1.06
Issued	29,679,033	0.37
Exercised	(853,328)	(0.25)
Forfeited	(350,157)	(0.42)
Expired	-	-
Outstanding at end of period	49,341,861	$0.66
Exercisable at end of period	49,341,861

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2024:

September 30, 2024
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exercisable	Price
32,144,929	3.92	0.25-0.29	32,144,929	0.25-0.29
6,000,000	4.42	0.80	6,000,000	0.80
6,512,207	1.23	1.20-1.85	6,512,207	1.20-1.85
4,684,725	1.59	2.00-3.00	4,684,725	2.00-3.00
49,341,861	2.50	$0.66	49,341,861	$0.66

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the year ended September 30, 2024 were as follows:

Assumptions
Dividend yield	0%
Stock price	$0.37
Exercise price	$0.37
Expected life	3 years
Expected volatility	107%
Risk free interest rate	3.86-3.9%

There were vested warrants of 49,341,861 with an aggregate intrinsic value of $1,035,393.

8. EQUITY INCENTIVE PLANS

On August 12, 2021, the Company established the Know Labs, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) which was adopted by the Company’s shareholders on October 15, 2021. The 2021 Plan was approved for 20,000,000 shares of the Company’s common stock. Common stock reserved under the 2021 Plan increased to 22,000,000 shares on January 1, 2022.  On October 25, 2024, shareholders approved a Plan Amendment which increased the maximum number of shares of our common stock that may be delivered to participants under the 2021 Plan to 40,000,000.

Year Ended September 30, 2024

During the year ended September 30, 2024, the Company issued stock option grants to 31 directors, employees and consultants for 18,410,548 shares at an average exercise price of $0.31 per share. The stock option grants expire in five years. The stock option grants primarily vest immediately to quarterly over two to four years.

During the year ended September 30, 2024, stock option grants for 4,970,412 shares at an average exercise price of $1.13 per share were forfeited.

During the year ended September 30, 2024, stock option grants for 439,563  were exercised in exchange for 96,154 shares of common stock on a cashless basis at an average exercise price of $0.81 per share.

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

During the year ended September 30, 2023, stock option grants for 166,890 shares at an average exercise price of $0.272 per share were exercised.

Stock option activity for the years ended September 30, 2024 and 2023 was as follows:

	Weighted Average
	Options	Exercise Price
Outstanding as of October 1, 2022	20,792,370	$1.62
Granted	4,158,333	1.38
Exercised	(166,890)	(0.27)
Forfeitures	(10,277,655)	(1.65)
Outstanding as of September 30, 2023	14,506,158	1.55
Granted	18,410,548	0.31
Exercised	(439,563)	(0.25)
Forfeitures	(4,970,412)	(1.13)
Outstanding as of September 30, 2024	27,506,731	$0.81

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2024:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exercisable	Exercisable
$0.25-0.51	16,136,423	4.10	$0.57	6,210,400	$0.33
$0.62	50,000	4.64	0.62	-	-
$0.88-1.25	2,161,875	2.17	0.15	2,051,875	0.36
$1.28 - 1.67	7,048,433	2.64	1.50	2,043,061	1.48
$1.79-3.67	2,110,000	2.32	2.20	1,171,875	2.17
	27,506,731	3.44	$0.81	11,477,211	$0.83

The significant weighted average assumptions relating to the valuation of the Company’s stock option grants issued for the year ended September 30, 2024 were as follows:

Assumptions
Dividend yield	0%
Stock price	$0.31
Exerciae price	$0.31
Expected life	4 years
Expected volatility	107%
Risk free interest rate	3.45%

There were stock option grants of 27,506,731 with an aggregate intrinsic value of $306,899.

9. OTHER SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Transactions with Clayton Struve

See Notes 6 and 7 for related party transactions with Clayton A. Struve, a significant stockholder.

Related Party Transactions with Ronald P. Erickson

See Notes 6, 7 and 10 for related party transactions with Ronald P. Erickson, the Company’s Chairman and Chief Executive Officer and affiliated entities.

On December 14, 2022, the Company issued a stock option grant to Ronald P. Erickson for 1,000,000 shares at an exercise price of $1.41 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

On January 19, 2023, the Company signed an Extension of Warrant Agreement with Ronald P. Erickson and an entity controlled by Mr. Erickson, extending the exercise dates from January 30, 2023 to January 30, 2024.

On October 10, 2023, the Company issued a stock option grant to Ronald P. Erickson for 4,640,844 shares at an exercise price of $0.25 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

On January 30, 2024, the Company signed an Extension of Warrant Agreement with Ronald P. Erickson and an entity controlled by Mr. Erickson, extending the exercise dates from January 30, 2024 to January 31, 2026.

Related Party Transactions with Peter J. Conley, Chief Financial Officer and Senior Vice President, Intellectual Property

On May 20, 2022, the Company issued a stock option grant to Mr. Conley for 1,000,000 shares at an exercise price of $1.48 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years, with no vesting during the first six months.

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

Mr. Cronin has served as an independent director since November 2023. Mr. Cronin is an experienced inventor and intellectual property strategist. Mr. Cronin is Chairman and CEO of ipCapital Group, Inc. As of the year ended September 30, 2024 and 2023, the Company has paid ipCapital Group approximately $390,000 and $713,000, respectively in professional fees.

During the year ended September 30, 2024, the Company issued 453,492 shares of our common stock total to six directors at $0.434 per share for director services for a total value of $197,010 which was expensed during the year ended September 30, 2024.

During the year ended September 30, 2024, the Company issued stock option grants to six directors for a total of 3,809,817 shares at an average exercise price of $0.41 per share. The stock option grant expires in five years. The stock option grants vested at issuance.

10. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. The Company is currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to the Company’s business.

Employment Agreements

On April 10, 2018, the Company entered into an amended employment agreement with Ronald P. Erickson which amends the Company’s employment agreement with him dated July 1, 2017. The current salary is $500,000. Mr. Erickson will be entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. The employment agreement is for an initial term of 12 months (subject to earlier termination) and will be automatically extended for additional 12-month terms unless either party notifies the other party of its intention to terminate the employment agreement at least ninety (90) days prior to the end of the initial term or renewal term. If we terminate Mr. Erickson’s employment at any time prior to the expiration of the term without cause, as defined in the employment agreement, or if Mr. Erickson terminates his employment at any time for “good reason” or due to a “disability,” Mr. Erickson will be entitled to receive (i) his base salary amount for one year; and (ii) medical benefits for eighteen months. On January 23, 2023, the Board appointed Mr. Erickson our Chief Executive Officer. Mr. Erickson was appointed to serve until his successor is duly elected.

On May 13, 2022, the Company entered into an employment agreement with Peter J. Conley reflecting his appointment as the Company’s Chief Financial Officer and Senior Vice President, Intellectual Property. The current salary is $400,000.  Mr. Conley may also be entitled to bonuses from time to time as determined by our Board or our compensation committee in their sole discretion. Mr. Conley is eligible to participate in all our employee benefit plans, policies and arrangements that are applicable to other executive officers, as such plans, policies and arrangements may exist or change from time to time at our discretion. We will reimburse Mr. Conley for reasonable travel, entertainment and other expenses he incurs in the furtherance of his duties under the employment agreement. The employment agreement is at will, meaning either we or Mr. Conley may terminate the employment relationship at any time, with or without cause, upon written notice to the other party. The employment agreement provides for severance pay equal to 12 months of then-in-effect base salary if Mr. Conley is terminated without “cause” or voluntarily terminates his employment for “good reason,” as defined in the employment agreement.

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

On November 22, 2022, the Company leased an additional 1,800 square feet of lab facilities at 123 Boylston Ave, Suite C, Seattle, WA 98102 with a net monthly payment is $2,250. The Company vacated the office on May 31, 2024.

On March 2, 2024, the Company entered into a lease for executive and research and testing facilities at 619 Western Avenue, Suite 610, Seattle, Washington 98104. The Company leased 5,996 square feet and the current net monthly payment is $11,492 and increases at 3% annually after year one. The lease commenced on May 1, 2024 and terminates on July 31, 2027.

11. INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Losses arising from United States taxable operations were approximately $9 million and $4.2 million for the years ended September 30, 2024 and 2023.

The Company has Federal net operating loss carryforwards of approximately $59 million which expire in 2028-2044. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance equal to 100% of the gross deferred tax asset of approximately $17.4 million and $14.2 million was established as of September 30, 2024 and 2023, respectively.  The Company does not recognize the majority of state tax loss operating loss carryforwards as a deferred tax asset given it no longer has any operation in those states.

Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future. The Company is subject to possible tax examination for the years 2017 through 2024.

The principal components of the Company’s deferred tax assets at September 30, 2024 and 2023 are as follows:

	2024	2023
Net operating loss carryforward	$12,399,000	$10,476,000
Stock based compensation	2,671,000	2,174,000
Research and Development	2,292,000	1,460,000
Intangibles	-	-
Accruals and reserves	18,000	46,000
Total deferred tax asset	17,380,000	14,156,000
Valuation allowance	(17,380,000)	(14,156,000)
Net deferred tax assets	$-	$-
Change in valuation allowance during the year	$(3,224,000)	$(2,789,000)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended September 30, 2024 and 2023 are as follows. For the years ended September 30, 2024 and 2023, the Company’s effective tax rate differs from the federal statutory rate principally due to nondeductible expenses plus an increase in the deferred tax asset valuation allowance.

	2024	2023
Income tax provision at statutory rate	-21%	-21%
Non deductible expenses paid with equity instruments	1%	1%
Change in valuation allowance	20%	18%
Other and prior year true up	0%	2%
Effective tax rate	0%	0%

As of September 30, 2024, there were no uncertain tax positions. Management does not anticipate any future adjustments in  the next twelve months which would result in a material change to its tax position. For the years ended September 30, 2024 and 2023, the Company did not have any interest and penalties.

12. SEGMENT REPORTING

The Company considers the business to currently have one operating segment; the development of its radio frequency spectroscopy technology with a first focus on non-invasively ascertaining blood glucose levels.

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to September 30, 2024, there were the following material transactions that require disclosure:

On October 22, 2024, the Company approved Amendments to the senior secured convertible redeemable notes with Ronald P. Erickson and/or entities with which he is affiliated, extending the due dates from September 30, 2024 to September 30, 2025 and increasing the interest rate from 6% to 8%.

On October 25, 2024, at a special meeting of the stockholders, the stockholders of the Company approved the adoption of an amendment to the Know Labs, Inc. 2021 Equity Incentive and approved an increase in the total number of shares of common stock available for issuance under the 2021 Plan to 40,000,000 shares plus automatic share increases provided for in the 2021 Plan.

On October 25, 2024, at a special meeting of the stockholders, the stockholders of the Company approved an amendment to our Articles of Incorporation to increase the number of authorized shares of Common Stock from 200 million to 300 million. The Amendment was filed with the Nevada Secretary of State on October 29, 2024, and became effective on that date.

On October 27, 2024, the Company submitted a plan (the “Plan”) to NYSE American of actions the Company has taken or will take to regain compliance with the continued listing standards by March 27, 2026. If the NYSE American accepts the Plan, we will be able to continue its listing during the Plan period and will be subject to periodic reviews including quarterly monitoring for compliance with the Plan until it has regained compliance. If the Plan is not accepted by the NYSE American, delisting proceedings will commence. We may appeal a staff delisting determination in accordance with Section 1010 and Part 12 of the Company Guide. There is no assurance that the Company will be able to maintain compliance with the NYSE American continued listing rules and/or continue its listing on the NYSE American in the future.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2024	KNOW LABS, INC.

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

SIGNATURE	TITLE	DATE

/s/ Ronald P. Erickson	Chief Executive Officer and Director (principal executive officer)	November 14, 2024
Ronald P. Erickson

/s/ Peter J. Conley	Chief Financial Officer (principal financial and accounting officer)	November 14, 2024
Peter J. Conley

/s/ William A. Owens	Director	November 14, 2024
William A. Owens

/s/ Jon Pepper	Director	November 14, 2024
Jon Pepper

/s/ Ichiro Takesako	Director	November 14, 2024
Ichiro Takesako
/s/ John Cronin	Interim Chief Technology Officer and Director	November 14, 2024
John Cronin

/s/ Larry K. Ellingson	Director	November 14, 2024
Larry K. Ellingson

72