Form 10-Q
period 2024-12-31
KNOW LABS, INC.
filed 2025-02-14
CIK 1074828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

619 Western Avenue, Suite 610, Seattle, Washington USA
(Former name, address, and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	KNWN	OTC Markets

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

The number of shares of common stock, $0.001 par value, issued and outstanding as of February 14, 2025: 112,423,912 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ITEM 1. FINANCIAL STATEMENTS

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS Unaudited

	December 31, 2024	September 30, 2024 (1)
ASSETS	Unaudited

CURRENT ASSETS:
Cash and cash equivalents	$1,032,329	$3,110,755
Total current assets	1,032,329	3,110,755

PROPERTY AND EQUIPMENT, NET	56,913	66,796

OTHER ASSETS
Other assets	149,174	149,174
Operating lease right-of-use asset	309,011	337,703

TOTAL ASSETS	$1,547,427	$3,664,428

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$889,009	$552,680
Accrued expenses	92,086	101,582
Accrued expenses - related parties	103,473	84,573
Current portion of convertible notes payable, net	2,128,687	2,855,058
Current portion of convertible notes payable - related parties	1,876,073	1,460,926
Current portion of operating lease right-of-use liability	109,960	108,560
Total current liabilities	5,199,288	5,163,379

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	218,196	249,728
Non-current portion of convertible notes payable, net	44,843	407,522
Total liabilities	5,462,327	5,820,629

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, Series C and D shares issued and outstanding as follows:
Series C Convertible Preferred stock $0.001 par value, 30,000 shares authorized, 17,858 shares issued and outstanding at 12/31/2024 and 9/30/2024, respectively	1,790	1,790
Series D Convertible Preferred stock $0.001 par value, 20,000 shares authorized, 10,161 shares issued and outstanding at 12/31/2024 and 9/30/2024, respectively	1,015	1,015
Common stock - $0.001 par value, 300,000,000 shares authorized, 111,166,117 and 108,097,936 shares issued and outstanding at 12/31/2024 and 9/30/2024, respectively	111,089	108,021
Additional paid in capital	139,405,148	136,468,855
Accumulated deficit	(143,433,942)	(138,735,882)
Total stockholders' deficit	(3,914,900)	(2,156,201)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,547,427	$3,664,428

(1)	Derived from the audited consolidated balance sheet.

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended,
	December 31, 2024	December 31, 2023
OPERATING EXPENSES-
RESEARCH AND DEVELOPMENT EXPENSES	$802,102	$1,486,388
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,965,133	2,011,246
Total operating expenses	2,767,235	3,497,634
OPERATING LOSS	(2,767,235)	(3,497,634)

OTHER INCOME (EXPENSE), NET
Interest income	13,824	51,010
Interest expense	(1,183,799)	-
Loss on debt extinguishment	(728,298)	-
Total other (expense) income, net	(1,898,273)	51,010

LOSS BEFORE INCOME TAXES	(4,665,508)	(3,446,624)

Income tax expense	-	-

NET LOSS	(4,665,508)	(3,446,624)

Deemed dividends on Series C and D Preferred Stock	(32,552)	(63,629)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,698,060)	$(3,510,253)

Basic and diluted loss per share	$(0.04)	$(0.04)

Weighted average shares of common stock outstanding- basic and diluted	108,468,489	81,094,007

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

Unaudited

	Series C Convertible		Series D Convertible				Additional		Total Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Equity/
	Shares	$	Shares	$	Shares	$	Capital	Deficit	(Deficit)
Balance as of October 1, 2023	17,858	$1,790	10,161	$1,015	80,358,463	$80,358	$125,501,537	$(121,840,788)	$3,743,912
Stock compensation expense - employee options	-	-	-	-	-	-	699,246	-	699,246
Issuance of common stock for services	-	-	-	-	105,000	105	26,145	-	26,250
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	63,629	(63,629)	-
Isssuance of common stock for common stock offering	-	-	-	-	883,061	884	202,221	-	203,105
Net loss	-	-	-	-	-	-	-	(3,446,624)	(3,446,624)
Balance as of December 31, 2023	17,858	1,790	10,161	1,015	81,346,524	81,347	126,492,778	(125,351,041)	1,225,889

Balance as of October 1, 2024	17,858	$1,790	10,161	$1,015	108,097,936	$108,021	$136,468,855	$(138,735,882)	$(2,156,201)
Stock compensation expense - employee options	-	-	-	-	-	-	550,703	-	550,703
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	32,552	(32,552)	-
Isssuance of common stock for common stock offering	-	-	-	-	1,250,000	1,250	298,750	-	300,000
Issuance of common stock for debt payment	-	-	-	-	1,818,181	1,818	238,182	-	240,000
Repricing of convertible notes payable and warrants	-	-	-	-	-	-	1,302,607	-	1,302,607
Extension of warrants	-	-	-	-	-	-	513,499	-	513,499
Net loss	-	-	-	-	-	-	-	(4,665,508)	(4,665,508)
Balance as of December 31, 2024	17,858	$1,790	10,161	$1,015	111,166,117	$111,089	$139,405,148	$(143,433,942)	$(3,914,900)

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Three Months Ended,
	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,665,508)	$(3,446,624)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	9,883	18,724
Stock based compensation - stock option grants	550,703	699,246
Issuance of common stock for services	-	26,250
Amortization of operating lease right-of-use asset	28,692	47,523
Loss on debt extinguishment	728,298	-
Interest expense for repricing of warrants	233,644	-
Interest expense for extension of warrants	513,499	-
Amortization of debt issuance costs	386,762	-
Changes in operating assets and liabilities:
Other long-term assets	-	(3,001)
Operating lease right-of-use liability	(30,132)	(48,759)
Accounts payable - trade and accrued expenses	345,733	(686,006)
NET CASH (USED IN) OPERATING ACTIVITIES	(1,898,426)	(3,392,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of research and development equipment	-	(12,697)
NET CASH (USED IN) INVESTING ACTIVITIES:	-	(12,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(480,000)	-
Proceeds from issuance of common stock offering, net	300,000	203,105
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(180,000)	203,105

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,078,426)	(3,202,239)

CASH AND CASH EQUIVALENTS, beginning of period	3,110,755	8,023,716

CASH AND CASH EQUIVALENTS, end of period	$1,032,329	$4,821,477

Supplemental disclosures of cash flow information:
Interest paid	$39,000	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash financing activity:
Deemed dividends on Series C and D Preferred Stock	$32,552	$63,629
Common stock issued for debt payment	$240,000	$-
Repricing of convertible notes payable and warrants	$1,302,607	$-

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

These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission on November 14, 2024 and as amended on December 10, 2024. The results of operations for the three months ended December 31, 2024 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

The focus for our first application of our platform sensor technology has been in a product to non-invasively monitor blood glucose levels. Our device will provide the user with real-time information on their blood glucose levels. We launched the Generation 2 working prototype device during the year ended September 30, 2024. This device embodies the sensor which has been used in internal clinical testing. The device, which is a wearable format and may be a final form factor, ready for commercialization. That device will be utilized in expanded internal and external testing. The device may be refined over time and will require FDA clearance prior to entering the market. While we continue work on this device we have recently initiated formal activities to license our platform technology in other fields of use. This activity, the Know Labs Technology Licensing (KTL) was recently announced and formalized in response to external demand for access to our platform technology.

2. LIQUIDITY AND GOING CONCERN

The Company has cash and cash equivalents of $1,032,329 and a net working capital deficit of $4,166,959 as of December 31, 2024. The Company anticipates that it will record losses from operations for the foreseeable future. The Company’s ability to transition profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The Company believes that it has enough available cash and flexibility with its operating expenses to operate until April 30, 2025.

On December 12, 2024, the Company entered into subscription agreements with certain investors for a registered direct offering of 1,250,000 units consisting of one share of the Company’s common stock, and one warrant to purchase one share of Common Stock at an exercise price equal to $0.24 per share of Common Stock at an offering price of $0.24 per Unit, for an aggregate purchase price of $300,000. The aggregate gross proceeds to the Company from the Offering were approximately $300,000, before deducting fees payable to the placement agent and advisors and other estimated offering expenses payable by the Company, and excluding the proceeds from any exercise of the warrants. The offer and sale of the units was made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-276246) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (“SEC”) on December 22, 2023 and declared effective by the SEC on January 11, 2024, as supplemented by a prospectus supplement dated December 13, 2024 and filed with the SEC pursuant to Rule 424(b) (the “Prospectus Supplement”) under the Securities Act of 1933, as amended (the “Securities Act”).

On December 31, 2024, the Company entered into a Capital on Demand Sales Agreement (“Sales Agreement”) with JonesTrading Institutional Services LLC, as sales agent, pursuant to which the Company may, from time to time, offer and sell shares of its common stock, through or to JonesTrading as its sales agent or manager.

The offer and sale of the Shares will be made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-276246) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (“SEC”) on December 22, 2023 and declared effective by the SEC on January 11, 2024, as supplemented by a prospectus supplement dated December 31, 2024 and filed with the SEC pursuant to Rule 424(b) (the “Prospectus Supplement”) under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Prospectus Supplement, the Company may offer and sell up to a maximum of $5,000,000 of Shares under the Sales Agreement.

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

The Company’s current research and development efforts are primarily focused on improving its radio frequency spectroscopy technology and its first focus on non-invasive monitoring of blood glucose levels; extending its capacity and developing new and unique applications for this technology. The Company believes that continued development of new and enhanced technologies is essential to its future success. The Company incurred expenses of $802,102 and $1,486,388 for the three months ended December 31, 2024 and 2023, respectively, on development activities.

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs were $0 and $45,500 for the three months ended December 31, 2024 and 2023, respectively.

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

The Company has a money market account which is considered a Level 1 asset. The balance as of December 31, 2024 and September 30, 2024 was $855,736 and $2,941,616, respectively. No other assets or liabilities are required to be recorded at fair value on a recurring nature.

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

The Company determined that the conversion features for purposes of bifurcation within its currently outstanding convertible notes payable were immaterial and there was no derivative liability to be recorded as of December 31, 2024 and September 30, 2024.

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

As of December 31, 2024, the Company had 111,166,117 shares of common stock issued and outstanding. As of December 31, 2024, there were options outstanding for the purchase of 24,813,670 shares of our common stock (including unearned stock option grants totaling 3,869,825 shares related to performance targets), warrants for the purchase of 50,729,361 shares of the Company’s common stock, 8,106,356 shares of our common stock issuable, collectively, upon the conversion of the Company’s Series C and D Convertible Preferred Stock, and approximately 668,491 shares of our common stock, collectively, reserved to pay accrued dividends on the Company’s Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. In addition, the Company currently has 9,396,108 shares of the Company’s common stock are issuable upon conversion of convertible debentures of $3,466,658 and up to 13,000,000 shares of the Company’s common stock are issuable upon conversion of convertible debentures of $582,945. Further, under the current terms of the Company’s Series C and D Convertible Preferred Stock, and assuming no changes in the ownership thereof, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the December 31, 2024, calculation of net loss per share because their impact is antidilutive.

As of December 31, 2023, the Company had 81,346,524 shares of common stock issued and outstanding. As of December 31, 2023, there were options outstanding for the purchase of 28,220,473 shares of our common stock (including unearned stock option grants totaling 4,179,825 shares related to performance targets), warrants for the purchase of 20,984,961 shares of our common stock, 8,108,356 shares of the Company’s common stock issuable, collectively, upon the conversion of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, and approximately 3,201,534 shares of our common stock, collectively, reserved to pay accrued dividends on our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. In addition, the Company currently had 9,020,264 shares of its common stock at the then price of $0.25 per share reserved and are issuable upon conversion of convertible debentures of $2,761,931. Further, under the current terms of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, and assuming no changes in the ownership thereof, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the December 31, 2023, calculation of net loss per share because their impact is antidilutive.

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the three months ended December 31, 2024 and 2023 and comprehensive loss for those periods.

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

4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2024 and September 30, 2024 was comprised of the following:

	Useful Lives	December 31, 2024	September 30, 2024
Machinery and equipment	2-3 years	$279,683	$279,683
Furniture and fixtures	3 years	21,366	21,366
Less: accumulated depreciation		(244,136)	(234,253)
		$56,913	$66,796

Total depreciation expense was $9,883 and $18,724 for the three months ended December 31, 2024 and 2023, respectively. Equipment is used primarily for research and development purposes and accordingly $9,388 and $17,788 in depreciation is classified in research and development expenses during the three months ended December 31, 2024 and 2023, respectively.

5. LEASES

Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. Right of use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The incremental borrowing taking into consideration the Company’s credit quality and borrowing rate for similar assets is used in determining the present value of future payments. Lease expense is recorded as general and administrative expenses on the Company’s consolidated statements of operations. We elected the package of transitional practical expedients, under which we (1) did not reassess whether any expired or existing contracts are or contain leases, (2) we did not reassess the lease classification for any expired or existing leases and (3) we did not reassess initial direct costs for any existing leases. Additionally, we elected the short-term lease recognition exemption for all leases that qualify, meaning it does not recognize right-of use assets or lease liabilities for those leases. We also elected the practical expedient to not separate lease and non-lease components for all asset classes. The Company adopted ASC 842 effective October 1, 2022 and the adoption did not have any impact on previously reported stockholders’ deficit

The Company has entered into operating leases for office and development facilities which range from two to three years and include options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use asses are recorded based upon the present value of the lease payments over the expected lease term. As of December 31, 2024 and September 30, 2024 total operating lease liabilities were $328,156 and $358,288, respectively. Right of use assets totaled approximately $309,011 and $337,703 at December 31, 2024 and September 30, 2024, respectively. In the three months ended December 31, 2024 and 2023, the Company recognized $33,000 and $62,000, respectively in total lease costs for the leases. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was 31 months at December 31, 2024 and the weighted average discount rate was 7% as of December 31, 2024 and September 30, 2024.

The minimum future lease payments as of December 31, 2024 are as follows:

Year Ended December 31,
2025	$128,829
2026	144,883
2027	86,812
Total remaining payments	360,524
Less imputed interest	(32,369)
Total lease liability	$328,155

6. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible notes payable as of December 31, 2024 and September 30, 2024 are summarized below:

	December 31, 2024	September 30, 2024
Convertible note- Clayton A. Struve	$1,590,585	$1,301,005
Convertible note- Ronald P. Erickson and affiliates	1,876,073	1,460,926
Lind Global Fund II LP	582,945	1,961,575
	$4,049,603	$4,723,506

Long term	$44,843	$407,522
Short term - third party	2,128,687	2,855,058
Short term - related party	1,876,073	1,460,926
	$4,049,603	$4,723,506

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve, a significant stockholder, $1,590,585 under convertible promissory or OID notes. The Company recorded accrued interest of $103,473 and $101,852 as of December 31, 2024 and September 30, 2024, respectively. On September 15, 2023, the due dates on the notes were extended to September 30, 2024. The Company expensed $230,005 as loss on debt extinguishment during the three months ended December 31, 2023 related to the extension of the notes. On December 17, 2024, the due dates on the notes were further extended to September 30, 2025. The Company expensed $302,823 as loss on debt extinguishment during the three months ended December 31, 2024 related to the extension of the notes.

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

Convertible Redeemable Promissory Notes with J3E2A2Z – Related Party

The Company owes Ronald P. Erickson and J3E2A2Z, an entity affiliated and controlled by Ronald P. Erickson owed $1,876,073 under convertible promissory notes. On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 1,039,666 shares of common stock of our for a period of five years. The initial exercise price of the warrants described above was $0.50 per share, also subject to certain adjustments. The Company recorded accrued interest of $92,086 as of December 31, 2024.

On September 15, 2023, the due dates on the notes were extended to September 30, 2024. The Company expensed $276,860 as interest during the three months ended December 31, 2023 related to the extension of the notes. The Company recorded in convertible note payable the incremental value related to the conversion feature and as such, we recorded the extension value as an expense with an offset to convertible note payable. The extension value will be amortized to equity upon conversion.

On October 22, 2024, the due dates on the notes were further extended to September 30, 2025 and increased the interest rate from 6% to 8%. The Company expensed $425,475 as interest during the three months ended December 31, 2024 related to the extension of the notes. The Company recorded in convertible note payable the incremental value related to the conversion feature and as such, we recorded the extension value as an expense with an offset to convertible note payable. The extension value will be amortized to equity upon conversion.

On December 12, 2024, the Company sold units consisting of shares of common stock and warrants at $0.24 per unit, resulting in a down round triggering event lowering the conversion price of the Convertible Promissory Notes with Clayton A. Struve, Ronald P. Erickson and J3E2A2Z to that value. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the conversion feature as the difference between the fair value of the convertible promissory notes without the down round feature or before the strike price reduction and the fair value of the convertible promissory notes with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized a debt discount of $29,683 during the three months ended December 31, 2024 with a corresponding increase to additional paid in capital. The debt discount will be amortized over the remaining term of the convertible promissory notes.

Senior Convertible Note with Lind Global Fund II, LP

On February 27, 2024, the Company (a) entered into a securities purchase agreement (the “Lind Purchase Agreement”) with Lind Global Fund II, LP (“Lind”), pursuant to which the Company may issue Lind one or more senior convertible notes the aggregate principal amount of up to $14,400,000 for an aggregate purchase price equal to up to $12,000,000 and warrants to purchase a number of shares equal to the applicable funding amount multiplied by 75% and divided by the volume weighted average price of the common stock on the trading date immediately preceding the issuance date of the warrant and (b) issued to Lind an initial convertible note with an outstanding principal amount of $4,800,000 in exchange for a purchase price of $4,000,000, that is convertible into shares of our common stock at an adjusted conversion price of $0.24 per share, subject to adjustment, and an initial five year warrant to purchase up to 6,000,000 shares of our common stock at an adjusted exercise price of $0.24 per share, subject to adjustment.

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

The Company received net proceeds of $3,805,699 in exchange for the issuance of the $4,800,000 notes and a warrant to purchase 6,000,000 shares of our common stock. The relative fair value of the 6,000,000 warrant shares was $2,110,731 on the date of issuance of which $1,673,502 was classified in equity after the allocation of issuance costs. The value of the warrant shares was recorded as debt discount (with an offset to APIC) and will be amortized over the two-year term of the Note.

In connection with this securities purchase agreement, the Company incurred approximately $994,000 of issuance costs of which $557,000 were allocated to the note and $437,000 to the warrant shares. The amount allocated to the notes was recorded as debt discount (with an offset to APIC) and will be amortized over the two-year term of the notes.

The Company recorded $336,216 of amortization of debt issuance costs during the three months ended December 31, 2024 related to this security purchase agreement.

During the three months ended December 31, 2024, the Company issued 1,818,181 shares of our common stock at $0.132 per share related to a principal payment of convertible debt settled with a common stock issuance for a total value of $240,000. During the three months ended December 31, 2024, the Company made principal payments of $480,000 and interest payments of $24,000.

On December 12, 2024, the Company sold units consisting of shares of common stock and warrants at $0.24 per unit, resulting in a down-round triggering event lowering the conversion price of the Senior Convertible Note with Lind to that value. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the conversion feature as the difference between the fair value of the convertible promissory notes without the down round feature or before the strike price reduction and the fair value of the convertible promissory notes with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized a debt discount of $1,039,281 during the three months ended December 31, 2024 with a corresponding increase to additional paid in capital. The debt discount will be amortized over the remaining term of the convertible promissory notes. The Company recorded $44,435 as interest expense during the three months ended December 31, 2024 related to the amortization of the debt discount.

The warrants issued to Lind had similar down-round protection features as the Senior Convertible Note. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized interest expense of $233,644 during the three months ended December 31, 2024.

7. EQUITY

Authorized Capital Stock

The following description summarizes important terms of the classes of our capital stock as of December 31, 2024. This summary does not purport to be complete and is qualified in its entirety by the provisions of our articles of incorporation as amended, restated and supplemented to date, or our articles of incorporation, and our second amended and restated bylaws, or our bylaws, which have been filed as exhibits to the Company Annual Report on Form 10-K filed with the SEC on November 14, 2024 and as amended on December 10, 2024.

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

Outstanding Shares of Capital Stock. The Company’s common stock is the only security of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. All outstanding shares of the Company’s capital stock are fully paid and nonassessable. As of December 31, 2024, there were:

•

111,166,117 shares of common stock issued and outstanding, held by holders of record; held by held by 178 stockholders of record. This number does not include approximately 5,000 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

•	17,858 shares of Series C Convertible Preferred Stock issued and outstanding, held by one holder of record; and

•	10,161 shares of Series D Convertible Preferred Stock issued and outstanding, held by one holder of record.

Securities Subject to Price Adjustments

If in the future, the Company sells sell its common stock at a price below $0.24 per share, the conversion price of (i) the outstanding shares of Series C and D Convertible Preferred Stock; (ii) promissory notes convertible into 9,020,264 shares of our common stock; and (iii) warrants to purchase 7,634,381 shares of common stock would adjust below $0.24 per share. The Company has the option to repay Lind in cash or common stock. Should we make our monthly payments in common stock, there may be a price adjustment.

Series C and D Convertible Preferred Stock, Warrants and Dividends

On August 5, 2016, the Company closed a Series C Convertible Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $0.70 per share. The preferred stock has a cumulative dividend of 8% and an ownership blocker of 4.99%. Dividends are due and payable in cash when declared by the Company or when the stock is converted. Series C Convertible Preferred stock is senior to Series D Convertible Preferred stock and is entitled to receive equal dividends paid to Series D. In addition, Mr. Struve received a five-year warrant to acquire 1,785,714 shares of common stock at $0.70 per share. The price of the Series C Convertible Preferred Stock and warrant and its conversion price, is currently $0.24 per share pursuant to the documents governing such instruments. As of December 31, 2024, Mr. Struve owns all of the 17,858 issued and outstanding shares of Series C Convertible Preferred Stock. Each holder of Preferred Series C is allowed to vote as a common shareholder as if the shares were converted to common stock up to the ownership blocker of 4.99%.

In 2017 the Company closed a $750,000 Series D Convertible Preferred Stock and Warrant offering with Mr. Struve. As of December 31, 2024, Mr. Struve owns all of the 10,161 issued and outstanding shares of Series D Convertible Preferred Stock. Each outstanding share of Series D Convertible Preferred Stock will accrue cumulative cash dividends at a rate equal to 8.0% per annum, subject to adjustment as provided in the Series D Convertible Preferred Stock certificate of designations. Dividends are due and payable in cash when declared by the Company or when the stock is converted. The price of the Series D Convertible Preferred Stock is currently to $0.24 per share pursuant to the documents governing such instruments. Each holder of Preferred Series D is allowed to vote as a common shareholder as if the shares were converted to common stock up to the ownership blocker of 4.99%.

Based upon the modified terms and conditions of our Series C and D Convertible Preferred Stock certificates of designations dated August 10, 2023, it was determined that Series C and D Convertible Preferred Stock dividends need to be accreted going forward. As of December 31, 2024, the Company has recorded $160,438 in cumulative deemed dividends related to Series C and D Convertible Preferred Stock which have not been paid, net of (i) $350,696 of accumulated dividends with respect to the Series D Convertible Preferred Stock that were settled for 1,402,784 shares of common stock on June 28, 2023 and (ii) $800,384 of accumulated dividends with respect to the Series C and D Convertible Preferred Stock that were settled for 3,201,534 shares of common stock on June 18, 2024. Mr. Struve is subject to an ownership blocker limiting his ownership to 4.99% of our outstanding shares of common stock and thus the number of common shares he can receive for dividends. Unpaid accreted stock dividends will be issued to Mr. Struve if he converts preferred stock or if the Board declares a dividend thereon, limited to his 4.99% ownership blocker. Assuming no changes in the amount of outstanding Series C or D Convertible Preferred Stock ownership, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 160,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock.

Common Stock

Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted. Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.

Three Months Ended December 31, 2024

On December 12, 2024, the Company entered into subscription agreements with certain investors (for a registered direct offering of 1,250,000 units consisting of one share of the Company’s common stock, and one warrant to purchase one share of Common Stock at an exercise price equal to $0.24 per share of Common Stock at an offering price of $0.24 per Unit, for an aggregate purchase price of $300,000. The aggregate gross proceeds to the Company from the Offering was approximately $300,000, before deducting fees payable to the placement agent and advisors and other estimated offering expenses payable by the Company, and excluding the proceeds from any exercise of the Warrants.

During the three months ended December 31, 2024, the Company issued 1,818,181 shares of our common stock at $0.132 per share related to a principal payment of convertible debt settled with a common stock issuance for a total value of $240,000.

Warrants to Purchase Common Stock

Three Months Ended December 31, 2024

On December 12, 2024, the Company closed a registered direct offering and issued 1,250,000 warrants to purchase common stock at an exercise price equal to $0.24 per share. The five year warrants expires on December 12, 2029. The Company also issued a warrant to purchase 87,500 shares of common stock to the placement agent. The five year warrant expires on December 12, 2029.

Amendment of Extension of Warrant Agreement

On December 17, 2024, the Company approved the Extension of Warrant Agreement with Clayton Struve, extending the exercise dates as follows:

SCHEDULE A

Warrant No./Class	Issue Date	No. Warrant Shares	Exercise Price	Current Expiration Date	Amended Expiration Date
Clayton A. Struve Warrant	08-14-2017	1,440,000	$0.24	08-13-2025	08-13-2030
Clayton A. Struve Warrant	12-12-2017	1,200,000	$0.24	12-11-2025	12-11-2030
Clayton A. Struve Warrant	08-04-2016	1,785,715	$0.24	08-04-2025	08-04-2030
Clayton A. Struve Warrant	02-28-2018	1,344,000	$0.24	02-28-2025	02-28-2030

The Company recorded interest expense of $513,499 during the three months ended December 31, 2024 related to the extension of the warrants.

A summary of the warrants outstanding as of December 31, 2024 were as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding October 1, 2024	49,341,861	$0.66
Issued	1,387,500	0.24
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	50,729,361	$0.59

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2024:

December 31, 2024
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exercisable	Price
39,532,429	4.51	0.24-0.29	39,532,429	0.24-0.29

6,512,207	0.97	1.20-1.85	6,512,207	1.20-1.85
4,684,725	1.33	2.00-3.00	4,684,725	2.00-3.00
50,729,361	2.29	$0.59	50,729,361	$0.59

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the three months ended December 31, 2024 were as follows:

Assumptions
Dividend yield	0%
Stock price	$0.25
Exercise price	$0.24
Expected life	3 years
Expected volatility	107%
Risk free interest rate	4.26%

The vested warrants of 50,729,361 had no aggregate intrinsic value as of December 31, 2024.

8. STOCK INCENTIVE PLANS

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

Three Months Ended December 31, 2024

During the three months ended December 31, 2024, the Company issued a stock option grant to one employee for 300,000 shares at $0.24 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

During the three months ended December 31, 2024, stock option grants for 2,993,061 shares at an average exercise price of $1.03 per share were forfeited.

Stock option activity for the three months ended December 31, 2024 was as follows:

	Weighted Average
	Options	Exercise Price
Outstanding as of September 30, 2024	27,506,731	$0.81
Granted	300,000	0.24
Exercised	-	-
Forfeitures	(2,993,061)	(1.03)
Outstanding as of December 31, 2024	24,813,670	$0.78

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2024: .

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exercisable	Exercisable
$0.24-0.51	15,776,487	4.11	$0.64	6,742,642	$0.32
$0.62	50,000	4.64	0.62	6,250	0.00
$0.88-1.25	460,000	3.90	1.15	293,750	1.15
$1.31-1.53	6,484,683	2.59	1.50	1,882,358	1.48
$2.09-3.67	2,042,500	2.31	2.21	1,235,000	2.17
	24,813,670	3.56	$0.78	10,160,000	$1.00

The significant weighted average assumptions relating to the valuation of the Company’s stock option grants for the three months ended December 31, 2024 were as follows:

Assumptions
Dividend yield	0%
Stock price	$0.22
Exercise price	$0.24
Expected term	4 years
Expected volatility	107%
Risk free interest rate	4.08%

The stock option grants of 24,813,670 had no aggregate intrinsic value as of December 31, 2024.

There are 24,813,670 (including unearned stock option grants totaling 3,869,825 shares related to performance milestones) options to purchase common stock at an average exercise price of $0.78 per share outstanding as of December 31, 2024 under the 2021 Plan. The Company recorded $550,703 and $699,246 of compensation expense, net of related tax effects, relative to stock options for the three months ended December 31, 2024 and 2023, respectively, in accordance with ASC 718. As of December 31, 2024, there is $3,575,125 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.56 years.

9. INCOME TAXES

The Company recorded a provision for income taxes of $0 for the three months ended December 31, 2024 and 2023.

The Company’s effective tax rate was 0% for the three months ended December 31, 2024 and 2023. The difference between the effective tax rate and the federal statutory tax rate primarily relates to the valuation allowance on the Company’s net operating loss deferred tax asset.

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

As of December 31, 2024 and September 30, 2024, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

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

Related Party Transactions with Directors

Mr. Cronin served as a director between November 2023 and September 2024 when he was appointed our Interim Chief Technology Officer. Mr. Cronin is an experienced inventor and intellectual property strategist. Mr. Cronin is Chairman and CEO of ipCapital Group, Inc. The Company has recorded expenses with ipCapital Group of approximately $188,954 and $101,000, respectively in professional fees during the three months ended December 31, 2024 and 2023.

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

Employment and Related Agreements

Employment Agreement with Ronald P. Erickson, Chairman of the Board and Chief Executive Officer

See the Employment Agreement for Ronald P. Erickson that was disclosed in Form 10-K filed with the SEC on November 14, 2024 and as amended on December 10, 2024. Mr. Erickson was appointed Chief Executive Officer on January 23, 2023.

Employment Agreement with Peter J. Conley, Chief Financial Officer and Senior Vice President, Intellectual Property

See the Employment Agreement for Peter J. Conley that was disclosed in Form 10-K filed with the SEC on November 14, 2024 and as amended on December 10, 2024.

Properties and Operating Leases

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

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to December 31, 2024 the Company had the following material transaction that requires disclosure:

On December 31, 2024, the Company entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, as sales agent, pursuant to which the Company may, from time to time, offer and sell shares of its common stock, through or to JonesTrading as its sales agent or manager.

The offer and sale of the Shares will be made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-276246) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (“SEC”) on December 22, 2023 and declared effective by the SEC on January 11, 2024, as supplemented by a prospectus supplement dated December 31, 2024 and filed with the SEC pursuant to Rule 424(b) (the “Prospectus Supplement”) under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Prospectus Supplement, the Company may offer and sell up to a maximum of $5,000,000 of Shares under the Sales Agreement. Subsequent to December 31, 2024, the Company issued 1,257,795 shares and received proceeds of $179,360.

On January 28, 2025, the NYSE Listings Qualifications Panel announced the delisting of the Company’s common stock. NYSE Regulation is commencing delisting proceedings in connection with its determination that the Company is no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the bid price falling under $0.10.

Effective January 29, 2025, FINRA’s Department of Market Operations has assigned the symbol "KNWN" for quotation and trading of the Company’s stock in the over-the-counter market (OTC Markets).

On February 5, 2025, the Company announced that it filed an appeal to the NYSE Listings Qualifications Panel regarding its delisting proceedings adverse the Company.

The Company issued a press releases on January 21, 2025 and on February 6, 2025 relating announcement of and the creation of the Know Labs Technology Licensing (KTL) program. KTL is a formalized approach for licensing the many diverse applications in numerous fields of use for the Company’s platform RF dialectic spectroscopy technology became operational on February 2, 2026.

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

BUSINESS

Overview

We are an emerging leader in non-invasive diagnostics utilizing our proprietary technology. We are focused on the development and commercialization of our proprietary sensor technology utilizing radio and microwave dielectric spectroscopy. Our sensor technology activates a dielectric response that is unique for every molecule. It is based upon “first principles of physics”. We believe that our patented technology is capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify, and measure the unique “signature” of said materials or analytes and any rate of change when paired with our proprietary artificial intelligence and machine learning derived algorithms, While our core focus has been on medical diagnostics, our technology is designed to be a true platform with a myriad of applications across numerous fields of use.

Our initial focus for the first application of our sensor technology is in a product to non-invasively monitor blood glucose levels. Our device is intended to provide the user with real-time information on their blood glucose levels. During the quarter ended March 31, 2024, we announced our KnowU™ non-invasive wearable continuous glucose monitor working prototype device, which includes our proprietary sensor that has been used in internal clinical testing. We intend, over time, to expand our testing, both internally and externally, and to continue to refine the device which will require Food & Drug Administration (“FDA”) clearance before entering the market. As we continue to refine the device, in parallel we are seeking joint venture partners with whom we can collaborate through the FDA process and into the marketplace thereafter. The need for a joint venture partner has been become clear given the large expense associated with FDA clinical trials and vagaries of the capital markets as they relate to pre-revenue bio-pharma and medical device companies.

While medical diagnostics applications, with blood glucose monitoring paramount, remain the focus of Know Labs, we believe that our proprietary radio frequency and microwave dielectric spectroscopy platform has broad applicability outside of the medical diagnostic realm. We have identified and intend to implement new core workstreams to leverage our intellectual property portfolio of over 300 active patent assets, to generate revenues through patent licensing of opportunities developed in a “Skunkworks” program. On January 21, 2025, we announced the launch of Know Labs Technology Licensing (KTL). KTL is dedicated to licensing Know Labs’ robust intellectual property (IP) portfolio to corporate partners, academic institutions and research organizations, fostering innovation and accelerating the adoption of RFDS platform technology across a broad range of industries and the academic and scientific ecosystem. On February 6, 2025, we announced the fully operational KTL program with the licensing partner roadmap set forth in detail on our website.

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

The Know Labs Technology

We have internally and under contract with third parties developed proprietary platform technology that we believe is able to uniquely identify and measure almost any organic and inorganic material or analyte. Our patented technology is designed to direct electromagnetic energy in the radio wave and microwave frequencies to a substance or material to capture a unique molecular signature through the activation of a dialectic response known as permittivity from targeted analytes. Our technology then performs analytics with our intelligence and machine learning driven algorithms which are designed to allow our sensors to accurately identify and measure individual materials and analytes at the molecular level. In its most basic application, the technology is able to determine differences in real time in solids, liquids and gases.

Our technology provides a unique platform upon which we believe a myriad of applications can be developed. We believe that our radio frequency dielectric spectroscopy technology is an “enabling” technology that brings the science of electromagnetic energy to low-cost, real-world commercialization opportunities across multiple industries. Our technology is foundational, based upon “first principals of physics” and, as such, the basis upon which we believe significant businesses can be built. While we continue to pursue our work on a non-invasive continuous blood glucose monitor, we believe non-core clinical, non-clinical and medical research applications represent a multitude of opportunities for strategic collaboration, joint development, and licensing agreements with leading companies in their respective industries. Additionally, certain fields of use of our platform technology could provide the core element of a “spin-off” company. It is this belief, and our desire to generate near-term revenues for the company, along with numerous inquiries from third parties, that prompted the development of Know Labs Technology Licensing (KTL).

We believe an important competitive differentiator for our sensor technology to be its ability to not only identify a wide range of organic and inorganic materials and analytes, but to do so non-invasively, and in real-time.

Know Labs Sensor Technology: Hardware and Software

Our sensor technology embodies two key components: hardware and software. The key hardware component includes a sensor which both sends and receives a radio frequency signal. The data obtained by the receiving aspect of the sensor is analyzed by software. Today, the sensor portion of our hardware development remains subject to adjustment and refinement. The sensor is currently being used in our internal tests, and has been for the past year, gathering billions of data points to further refine our algorithms. It is the core component in our KnowU wearable, continuous glucose monitor prototype device and will be a core component of future versions of our device for applications in other fields of use.

Technology Validation

We are focused on building strong external validation of our technology. This on-going initiative should provide additional evidence and support as we look to approach FDA approval. We continue to submit our work, when appropriate, to peer reviewed journals in an effort to set forth in detail how and why our technology works. We have announced several significant validating studies.

We have previously announced the results of an internal exploratory study comparing tests between our sensor technology and the leading continuous glucose monitors from Abbott Labs (Freestyle Libre®) and Dexcom (G6®) and (G7®). These results have provided evidence of a high degree of correlation between our technology and the current industry leaders and their continuous glucose monitors. Our patented technology is fundamentally differentiated from these industry leaders as our technology completely non-invasively monitors blood glucose levels. We also believe our technology successfully addresses the limiting qualities of non-invasive optical technologies whose diagnostic capacities may be inhibited by skin tones and other factors

On March 6, 2024, we announced interim results from our internal clinical research study, which assessed the accuracy of our proprietary radiofrequency (RF) dielectric sensor in non-invasively measuring blood glucose in participants with prediabetes and Type 2 diabetes using venous blood as a comparative reference – resulting in an overall Mean Absolute Relative Difference (MARD) of 11.1%. The machine learning model was trained to estimate reference venous blood glucose values on 80% of the data (520 paired values) randomly selected from measured values and then tested on the remaining, held out 20% (130 paired values), where a paired value is defined as data collected from the novel RF sensor paired with a single venous blood glucose value. This study has since been completed and represents an important step in our clinical development by using venous blood as a comparator, which will be required for future FDA clearance, and testing within the target population of the ultimate commercial product.

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

As we successfully completed our foundational studies and developed a software infrastructure to manage and interpret large, novel datasets, we intend to continue to expand our testing and data gathering with larger and more diverse populations. We expect that these new studies will help determine the need for individual calibration and we intend to evaluate the technology’s performance throughout continuous wear, in more real-world environments, and within more expansive glycemic ranges, including the hypoglycemic range (<70 mg/dL). Our data science and algorithm development efforts in 2024 include refining our algorithm to create personalized models, seeking to ensure that it is calibrated with blood glucose reference data from each individual and to enable an accurate glucose value estimation for a known population. Building personalized models is an early step toward a generalized algorithm, but the ability to create these models may themselves prove to be viable in an FDA-cleared commercial device.

We continue to build the internal and external development team necessary to commercialize our technology. Our ability to obtain exacting results from the data collected through our sensor technology is enabled by our trade secret algorithms built through our intelligence and machine learning platform. We have been and continue to refine these algorithms so they can accurately determine blood glucose levels across a broad population. We believe our platform technology can also provide accurate measurements for blood alcohol and blood oxygen levels, both of which we have identified in preliminary tests. We expect our platform to provide the analytics for the long list of other potential analytes in the human body, many of which are set forth in our issued patent USPTO 11,033,208 B1. Similarly, the list of potential industrial applications is long and covered by several patents issued and pending. Many of these potential applications will be pursued through KTL.

While we continue to refine our device, our algorithms and our testing, it has become increasingly evident that the cost associated with obtaining FDA approval of our non-invasive blood glucose monitoring technology is prohibitive for a small company. Our robust technology, strong intellectual property foundation, and early peer reviewed results make us a promising candidate for a partnership with any number of large global companies in the pharmaceutical, medical device and big data arena as we continue our work toward FDA approval. The same holds true for licensing partners in the diverse fields of use the KTL initiative is responsive to.

Product Strategy

We are focused on a two-tiered product strategy. Our core emphasis remains on the application of our non-invasive platform technology to medical diagnostics with a first focus on blood glucose monitoring. In order to drive real-time revenues from our platform technology we are also focused on the recently announced Know Labs Technology Licensing (KTL) initiative.

Medical Diagnostics

Early in 2024, we announced the next iteration of our Generation 1 prototype device, the KnowU®, a significantly smaller, wearable non-invasive continuous glucose monitor. We are currently undergoing further internal development work of this product. The wearable nature of the KnowU is expected to enable continuous data collection and yield a large volume of data that machine learning algorithms require to improve accuracy across all intended use-cases. We have also announced that we are in discussions with several strategic partners focused on sensor technology, product design, data science, machine learning, manufacturing and regulatory affairs and clinical collaboration, who we will work with to bring this product to the market.

As we showcased our Generation 1 prototype device and our KnowU prototype wearable non-invasive continuous glucose monitor to audiences around the world, we have received strong interest in the use of our technology as a screening device, especially in populations with high incidence of diabetes, where early detection can lead to improved outcomes. Our non-invasive device may be used by multiple individuals in diverse settings (i.e. hospitals, schools, clinics, etc.) which is not possible with the legacy incumbent CGM manufacturers Dexcom and Abbott Labs. Internally, we identify this as a Rest of the World product. We expect to make further announcements regarding our products and technology as development, testing, manufacturing, clinical trials and regulatory approval work progresses.

Know Labs Technology Licensing (KTL)

On January 21, 2025, we announced Know Labs Technology Licensing (KTL). KTL is dedicated to licensing Know Labs’ robust intellectual property (IP) portfolio to corporate partners, academic institutions and research organizations, fostering innovation and accelerating the adoption of RFDS platform technology across a broad range of industries and the academic and scientific ecosystem. KTL is built upon key Know Labs strengths which include:

•	Published Technology: Multiple peer-reviewed publications demonstrating use cases including groundbreaking results in non-invasive glucose monitoring

•	Extensive Intellectual Property Portfolio: Over 330 patents globally, positioning Know Labs as a leader in RF spectroscopy and related innovations.

•	Broad Applicability: Applications span medical diagnostics, industrial processes, and automotive health monitoring, showcasing unparalleled versatility.

•	Complete Commercialization Toolkit: Offering IP licensing, white-label mobile apps, software development kits (SDKs), wet lab support, and prototyping capabilities.

The KTL process involves phased on-boarding of licensing partners.  Those are:

Phase 1 Licensee On-boarding and Initial Assessment

Phase 2 Data Collection and Customization

Phase 3 Advanced Data Integration and AI Modeling

Phase 4 Optional Wet Lab Support

Phase 5 Intellectual Property (IP) and Reporting

The pricing model for each phase will depend upon the use case of the Know Labs platform technology and the scope and nature of the ultimate licensing agreement. Inquiries from third parties and our own internal analysis inform us that the applications outside of the medical diagnostic arena are significant and include material analysis, pharmaceutical and petrochemical industry applications, agricultural, food industry, polymer and plastics manufacturing applications and many more.

Sales and Marketing

While we continue with our internal development efforts and launch the KTL initiative we are continuing discussions with potential biopharma, medical device, and consumer electronics partners regarding joint development agreements. These agreements could be strategic collaborations that could help us accelerate development and commercial launch. Others could focus on development and clinical work to identify additional analytes or work to integrate our technology into and with that of a joint development partner. We have initiated an outbound sales and marketing effort targeted at a broad array of potential licensing partners in addition to responding to inbound inquiries gathered over time.

Competition

Competition for Know Labs technology comes generally from other providers of RF sensor technology and from other sensor technologies including photoelectric, ultrasonic, inductive, capacitive, magnetic and many other technologies. Know Labs believes that it has a leadership position in RF sensor technology based upon its experience and robust patent portfolio and large body of trade secrets. Competition from other sensor technologies varies upon the field of use. There are many variables in the competitive sensor landscape.

The sensor industry is a dynamic and competitive market, driven by advancements in IoT, AI, automation, and increasing demand across various sectors like automotive, healthcare, consumer electronics, and industrial applications. Here’s an overview of the competitive landscape:

The sensor technology industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities by industry participants. To compete successfully, we will need to demonstrate the advantages of our products and technologies over well-established alternative solutions, products, and technologies, including legacy technology providers. There are also new entrants working to achieve a non-invasive solution or more acceptable blood glucose monitoring solutions which may or may not be similar to our technology. Ultimately, we must convince not only our partners, our licensors and in medical applications, the FDA., but we must convince the marketplace generally of the advantages of our products and technologies.

As it relates to all competitors, we continue to focus on building the world’s most robust patent portfolio in this space. PatSnap Research and ipCapital Group, two leading patent analytic firms, have ranked Know Labs #1 for global patent leadership in non-invasive blood glucose monitoring patents. We have retained both organizations to perform patent related work. We continue to build out our patent portfolio and grow our trade secret intelligence and machine learning driven algorithms. Patents issued, pending, and in-process increased to over 300 reflecting our high rate of innovation.

In particular, it is important, as we work on collaborative joint venture agreements with what we call the “next generation” of glucose monitor, to do so in the context of the progress that has been made over the last forty years. In the 1940s, glucose levels were historically determined by testing urine. In the early 1980s, the fingerstick was introduced with its enzymatic determination of glucose levels from blood drawn from the finger. In the early 2000s, Dexcom and Abbott Labs came to the market with the first continuous glucose monitors utilizing their own enzymatic determination of blood glucose from interstitial fluid.

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

Mergers and acquisitions in the medical devices, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Other small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large established companies. There are also several academic and other institutions involved in various phases of technology development regarding blood glucose monitoring devices. The same can be said for the use of the myriads of sensor technologies focused on other fields of use. Regardless, we believe we have several competitive advantages.

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

•

Know Labs is the world intellectual property leader in non-invasive blood glucose monitoring and has a significant position in other applications and fields of use of its technology according to ipCapital Group and PatSnap Research.

Growth Strategy

A platform sensor technology strategy involves developing sensor solutions that can be integrated across multiple applications and industries. The best growth strategy depends on market positioning, differentiation, and scalability. We intend to expand into high growth opportunities with an aggressive out-bound sales and marketing effort assisted by the many relationships that have been historically developed with its myriad shareholders and stakeholders. These high growth areas include first and foremost, healthcare and medical diagnostics. Other target markets are automotive, industrial, agriculture and food safety. There are a number of applications relating to authentication flowing from the “watermark” capacity of our proprietary RF dialectic spectroscopy scans.

Research and Development

Our current research and development efforts are primarily focused on improving our radio frequency dielectric spectroscopy technology for the monitoring of blood glucose. As part of this effort, we continuously perform clinical testing of our devices, and we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. Over time, we plan to focus on extending the capacity of our sensor technology to identify new analytes and applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies. We engage third party experts as required to supplement our internal team. We incurred expenses of approximately $802,000 and $1,487,000 for the three months ended December 31, 2024 and 2023, respectively, on development activities.

The cornerstone of our foundational platform technology is our intellectual property portfolio. We have pursued an active intellectual property strategy which includes focus on patents where appropriate and a diligent protection of trade secrets. To date, we have been granted 80 patents. We currently have a number of patents pending and continue, on a regular basis, with the filing of new patents. Including pending and in process patents, our IP portfolio reaches318 patents issued and pending, which positions us as the top worldwide IP holder in non-invasive blood glucose monitoring, according to ipCapital Group, a leading IP and innovation consulting firm. We possess all rights, title and interest to all issued, pending and in process patents.

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

Related Patent Assets

Inherent in a platform technology is the ability to develop or license technology in diverse fields of use apart from our core focus. We focus on human health and wellness with a first focus on the non-invasive monitoring of blood glucose. We plan to pursue the identification of a multitude of analytes in the human body that are important to diagnostics over time. We also work to identify opportunities for our intellectual property to be deployed in areas outside of human health and wellness.

Employees

As of December 31, 2024, we had seven full-time and part-time employees. Our senior management and other personnel are co-located in our Seattle, Washington offices and remote. We expanded our utilization of consulting firms and individual contractors to supplement our reduced workforce in an effort to reduce fixed expenses and extend operating resources.

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

Recent Developments

On December 12, 2024, the we entered into subscription agreements with certain investors (for a registered direct offering of 1,250,000 units consisting of one share of our common stock, and one warrant to purchase one share of Common Stock at an exercise price equal to $0.24 per share of Common Stock at an offering price of $0.24 per Unit, for an aggregate purchase price of $300,000. The aggregate gross proceeds to the company from the Offering was approximately $300,000, before deducting fees payable to the placement agent and advisors and other estimated offering expenses payable by us, and excluding the proceeds from any exercise of the Warrants.

On December 31, 2024, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, as sales agent, pursuant to which we may, from time to time, offer and sell shares of its common stock, through or to JonesTrading as its sales agent or manager.

The offer and sale of the Shares will be made pursuant to our effective shelf registration statement on Form S-3 (File No. 333-276246) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (“SEC”) on December 22, 2023 and declared effective by the SEC on January 11, 2024, as supplemented by a prospectus supplement dated December 31, 2024 and filed with the SEC pursuant to Rule 424(b) (the “Prospectus Supplement”) under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Prospectus Supplement, the we may offer and sell up to a maximum of $5,000,000 of Shares under the Sales Agreement.

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

Results of Operations

The following table sets forth key components of our results of operations during the three months ended December 31, 2024 and 2023.

(dollars in thousands)

	Three Months Ended December 31,
	2024	2023	$ Variance	% Variance

Operating expenses-
Research and development and operating expenses-
Research and development expenses	$802	$1,487	$685	46.1%
Selling, general and administrative expenses	1,965	2,011	46	2.3%
Total operating expenses	2,767	3,498	731	20.9%
Operating loss	(2,767)	(3,498)	731	20.9%
Other (Expense) Income, Net:
Interest income	14	51	(37)	-72.5%
Interest expense	(1,184)	-	(1,184)	-100.0%
Loss on debt extinguishment	(729)	-	(729)	-100.0%
Total other (expense), net	(1,899)	51	(1,950)	-3823.5%
Loss before income taxes	(4,666)	(3,447)	(1,219)	-35.4%
Income tax expense	-	-	-	0.0%
Net loss	$(4,666)	$(3,447)	$(1,219)	-35.4%

Research and Development Expenses. Research and development expenses for the three months ended December 31, 2024 decreased $685,000 to $802,000 as compared to $1,487,000 for the three months ended December 31, 2023. The decrease was due to reduced personnel, use of consultant, expenditures related to the development of our radio frequency spectroscopy Bio-RFID™ technology. During the three months ended December 31, 2024, we reduced our headcount by four and operating expenses and used external consultants to reduce the future cost of the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2024 decreased $46,000 to $1,965,000 as compared to $2,011,000 for the three months ended December 31, 2023. The decrease was due to lower insurance and other expenses. As part of the selling, general and administrative expenses for the three months ended December 31, 2024 and 2023, we recorded $232,000 and $119,000, respectively, of investor relationship and business development expenses.

Other Income (Expense), Net. Other expense, net for the three months ended December 31, 2024 was $1,899,000 as compared to other income net of $51,000 for the three months ended December 31, 2023. The other expense, net for the years ended September 30, 2024 included interest income of $14,000, offset by interest expense of $1,184,000 and the loss on debt extinguishment of $729,000. The increase in interest expense is related to the extension and repricing of notes and warrants and amortization of issuance costs related to the Lind convertible note.

The other income, net for the three months ended December 31, 2023 included interest income of $51,000.

Net Loss. Net loss for the three months ended December 31, 2024 was $4,666,000 as compared to $3,447,000 for the three months ended December 31, 2023. The net loss for the three months ended December 31, 2024 included non-cash expenses of $2,452,000. The non-cash items include (i) depreciation and amortization of $10,000; (ii) stock based compensation-stock options of $551,000; (iii) amortization of operating lease right-of-use asset of $29,000; (iv) loss on debt extinguishment of $728,000; (v) interest expense for repricing of warrants $234,000; (vi) interest expense for repricing of warrants of $513,000; and (vii) amortization of debt issuance costs of $386,000.

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

As of December 31, 2024, we have cash and cash equivalents of $1,032,000 and a net working capital deficit of approximately $4,167,000. We anticipate that we will record losses from operations for the foreseeable future. We believe that we have enough available cash to operate until April 30, 2025. As of December 31, 2024, our accumulated deficit was $143,434,000 and net losses in the amount of $4,666,000, $16,582,000 and $15,289,000 during three months ended December 31, 2024 and the years ended September 30, 2024 and 2023, respectively.

We intend to seek additional cash via equity and debt offerings. As a result of not having at least twelve months of cash available and not having any firm commitment for debt or equity financing, substantial doubt about our ability to continue on a going concern exists.

We have financed our corporate operations and our technology development through the issuance of convertible debentures, the sale of common or preferred stock and the exercise of warrants. During 2025, we expect to raise additional funds through the issuance of preferred stock, convertible debentures or equity. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us.

On December 12, 2024, we entered into subscription agreements with certain investors (for a registered direct offering of 1,250,000 units consisting of one share of our common stock, and one warrant to purchase one share of Common Stock at an exercise price equal to $0.24 per share of Common Stock at an offering price of $0.24 per Unit, for an aggregate purchase price of $300,000. The aggregate gross proceeds to the company from the Offering was approximately $300,000, before deducting fees payable to the placement agent and advisors and other estimated offering expenses payable by us, and excluding the proceeds from any exercise of the Warrants.

The proceeds of warrants currently outstanding, to the extent not exercised on a cashless basis, may generate potential proceeds. We cannot provide assurance that any of these warrants will be exercised.

Operating Activities

Net cash used in operating activities for the three months ended December 31, 2024 and 2023 was $1,898,000 and $3,393,000, respectively. The net cash used in operating activities for the three months ended December 31, 2024 was primarily related to (i) a net loss of $4,666,000; offset by (ii) working capital changes of $316,000; and (iii) non-cash expenses of $2,452,000. The non-cash items include (iv) depreciation and amortization of $10,000; (v) stock based compensation-stock options of $551,000; (vi) amortization of operating lease right-of-use asset of $29,000; (vii) loss on debt extinguishment of $728,000; (viii) interest expense for repricing of warrants $234,000; (ix) interest expense for repricing of warrants of $513,000; and (x) amortization of debt issuance costs of $386,000.

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

Investing Activities

Net cash used in investing activities for the three months ended December 31, 2024 and 2023 was $0 and $13,000, respectively. These amounts were primarily related to the investment in equipment for research and development.

Financing Activities

Net cash used in and provided by financing activities for the for the three months ended December 31, 2024 and 2023 was $180,000 and $203,000, respectively. The net cash used in activities for the three months ended December 31, 2024 was primarily related to (i) repayment of note payable of $480,000; offset by (ii) proceeds from the issuance of common stock, net of $300,000. The repayment of notes payable and equity offering were previously discussed.

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

Our contractual cash obligations as of December 31, 2024 are summarized in the table below:

		Less Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years
Operating leases	$360,524	$128,829	$231,695
Convertible notes payable	5,375,066	5,135,066	240,000
	$5,735,590	$5,263,895	$471,695

(1)

Convertible notes payable reflects $4,049,603 ($5,375,066 before adjustments for debt extinguishment accounting and debt issuance costs) that can be converted into common stock upon demand. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID” technologies. None of the expenditures are contractual obligations as of December 31, 2024.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2024 and September 30, 2024 are based upon the short-term nature of the assets and liabilities.

We have a money market account which is considered a Level 1 asset. The balance as of December 31, 2024 and September 30, 2024 was $856,000 and $2,942,000, respectively. No other assets or liabilities are required to be recorded at fair value on a recurring nature.

Derivative Financial Instruments. Pursuant to ASC 815 “Derivatives and Hedging”, we evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. We then determine if embedded derivative must be bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, we use a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. We determined that the conversion features for purposes of bifurcation within convertible notes payable issued during 2020 and 2021 were immaterial and as of December 31, 2024 all such convertible notes have been converted to common stock.

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

We had no holdings of derivative financial or commodity instruments as of December 31, 2024.

We are exposed to financial market risks, including changes in interest rates. We do not use any financial instruments for speculative or trading purposes. Fluctuations in interest rates would not have a material effect on our financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures are effective at the reasonable assurance level.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2024, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. We are currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to our business.

ITEM 1A. RISK FACTORS

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. Our market risks are similar to those disclosed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2024, and our other filings with the SEC, all of which are incorporated by reference herein.

Summary of Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks summarized below. These risks are discussed more fully in the “Risk Factors” section immediately following this summary. These risks include, but are not limited to, the following:

Risks Related to Our Business and Industry

•	We might not be able to continue as a going concern. We believe that our cash on hand will be sufficient to fund our operations at least through April 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2024, we had the following sales of unregistered sales of equity securities:

On December 12, 2024, we entered into subscription agreements with certain investors (for a registered direct offering of 1,250,000 units consisting of one share of our common stock, and one warrant to purchase one share of Common Stock at an exercise price equal to $0.24 per share of Common Stock at an offering price of $0.24 per Unit, for an aggregate purchase price of $300,000.

During the three months ended December 31, 2024, we issued 1,818,181 shares of our common stock at $0.132 per share related to a principal payment of convertible debt settled with a common stock issuance for a total value of $240,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)	Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment to Articles of Incorporation, dated October 29, 2024 (incorporated by reference to Company’s Current Report on Form 8-K, filed October 30, 2024)
4.1†	2021 Know Labs Inc. Equity Incentive Plan, as amended (incorporated by reference to Company’s Current Report on Form 8-K, filed October 30, 2024)
10.1	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 17, 2024)
10.2	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 17, 2024)
10.3	Warrant Agency Agreement, December 16, 2024, between the Company and Equinity Trust Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 17, 2024)
10.4

Amendment 10 dated December 17, 2024 to Senior Secured Convertible Redeemable Note dated September 30, 2016 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 18, 2024)

10.5

Amendment 10 dated December 17, 2024 to Senior Secured Convertible Redeemable Note dated August 14, 2017 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 18, 2024)

10.6

Amendment 10 dated December 17, 2024 to Senior Secured Convertible Redeemable Note dated December 12, 2017 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 18, 2024)

10.7

Amendment 9 dated December 17, 2024 to Senior Secured Convertible Redeemable Note dated February 28, 2018 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 18, 2024)

10.8

Extension of Warrant Agreement dated December 17, 2024 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to Company’s Current Report on Form 8-K, filed on December 18, 2024

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

KNOW LABS, INC.

(Registrant)

Date: February 14, 2025	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: February 14, 2025	By:	/s/ Peter J. Conley
Peter J. Conley
Chief Financial Officer
(Principal Financial and Accounting Officer)

