Form 10-Q
period 2025-03-31
KNOW LABS, INC.
filed 2025-05-14
CIK 1074828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of common stock, $0.001 par value, issued and outstanding as of May 14, 2025: 7,500,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ITEM 1. FINANCIAL STATEMENTS

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS Unaudited

	March 31, 2025	September 30, 2024 (1)
ASSETS	Unaudited

CURRENT ASSETS:
Cash and cash equivalents	$443,913	$3,110,755
Total current assets	443,913	3,110,755

PROPERTY AND EQUIPMENT, NET	49,751	66,796

OTHER ASSETS
Other assets	149,174	149,174
Operating lease right-of-use asset	281,347	337,703

TOTAL ASSETS	$924,185	$3,664,428

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$1,060,795	$552,680
Accrued expenses	380,217	101,582
Accrued expenses - related parties	113,443	84,573
Current portion of convertible notes payable, net	3,086,550	2,855,058
Current portion of convertible notes payable - related parties	1,879,515	1,460,926
Current portion of operating lease right-of-use liability	112,941	108,560
Total current liabilities	6,633,461	5,163,379

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	174,273	249,728
Non-current portion of convertible notes payable, net	-	407,522
Total liabilities	6,807,734	5,820,629

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, Series C and D shares issued and outstanding as follows:
Series C Convertible Preferred stock $0.001 par value, 30,000 shares authorized, 17,858 shares issued and outstanding at 3/31/2025 and 9/30/2024, respectively	1,790	1,790
Series D Convertible Preferred stock $0.001 par value, 20,000 shares authorized, 10,161 shares issued and outstanding at 3/31/2025 and 9/30/2024, respectively	1,015	1,015
Common stock - $0.001 par value, 7,500,000 shares authorized, 3,541,707 and 2,702,444 shares issued and outstanding at 3/31/2025 and 9/30/2024, respectively (2)	113,101	108,021
Additional paid in capital	141,037,185	136,468,855
Accumulated deficit	(147,036,640)	(138,735,882)
Total stockholders' deficit	(5,883,549)	(2,156,201)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$924,185	$3,664,428

(1)	Derived from the audited consolidated balance sheet.
(2)	Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 40 reverse stock split that became effective on February 19, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended,		Six Months Ended,
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	Unaudited	Unaudited	Unaudited	Unaudited
OPERATING EXPENSES-
RESEARCH AND DEVELOPMENT EXPENSES	$418,207	$2,175,245	$1,220,309	$3,661,633
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,789,315	2,550,848	3,754,448	4,538,657
Total operating expenses	2,207,522	4,726,093	4,974,757	8,200,290
OPERATING LOSS	(2,207,522)	(4,726,093)	(4,974,757)	(8,200,290)

OTHER INCOME (EXPENSE), NET
Interest income	2,531	45,243	16,355	96,253
Interest expense	(1,374,045)	(716,814)	(2,557,844)	(740,251)
Loss on debt settlements	-	-	(728,298)	-
Total other expense, net	(1,371,514)	(671,571)	(3,269,787)	(643,998)

LOSS BEFORE INCOME TAXES	(3,579,036)	(5,397,664)	(8,244,544)	(8,844,288)

Income tax expense	-	-	-	-

NET LOSS	(3,579,036)	(5,397,664)	(8,244,544)	(8,844,288)

Deemed dividends on Series C and D Preferred Stock	(23,662)	(98,609)	(56,214)	(162,238)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,602,698)	$(5,496,273)	$(8,300,758)	$(9,006,526)

Basic and diluted loss per share	$(1.24)	$(2.69)	$(2.95)	$(4.42)

Weighted average shares of common stock outstanding- basic and diluted (1)	2,909,985	2,044,153	2,809,757	2,035,706

(1)	Information pertaining to the number of shares outstanding and per share data gives retroactive effect to a 1 for 40 reverse stock split that became effective on February 19, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

Unaudited

									Total
	Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Stockholders' Equity/
	Shares	$	Shares	$	Shares (1)	$	Capital	Deficit	(Deficit)
Balance as of October 1, 2023	17,858	$1,790	10,161	$1,015	2,008,961	$80,358	$125,501,537	$(121,840,788)	$3,743,912.0
Stock compensation expense - employee options	-	-	-	-	-	-	699,246	-	699,246
Issuance of common stock for services	-	-	-	-	2,625	105	26,145	-	26,250
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	63,629	(63,629)	-
Isssuance of common stock for common stock offering	-	-	-	-	22,077	884	202,221	-	203,105
Net loss	-	-	-	-	-	-	-	(3,446,624)	(3,446,624)
Balance as of December 31, 2023	17,858	1,790	10,161	1,015	2,033,663	81,347	126,492,778	(125,351,041)	1,225,889
Stock compensation expense - employee options	-	-	-	-	-	-	616,317	-	616,317
Issuance of common stock for services	-	-	-	-	8,712	347	170,413	-	170,760
Issuance of common stock for exercise of warrants	-	-	-	-	17,871	715	(715)	-	-
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	98,609	(98,609)	-
Expenses for extension of notes and warrants	-	-	-	-	-	-	594,761	-	594,761
Issuance of shares and warrants in connection with debt offering	-	-	-	-	2,558	103	1,035,860	-	1,035,963
Net loss	-	-	-	-	-	-	-	(5,397,664)	(5,397,664)
Balance as of March 31, 2024	17,858	1,790	10,161	1,015	2,062,804	82,512	129,008,023	(130,847,314)	(1,753,974)

Balance as of October 1, 2024	17,858	1,790	10,161	1,015	2,702,444	108,021	136,468,855	(138,735,882)	(2,156,201)
Stock compensation expense - employee options	-	-	-	-	-	-	550,703	-	550,703
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	32,552	(32,552)	-
Isssuance of common stock for common stock offering	-	-	-	-	31,250	1,250	298,750	-	300,000
Issuance of common stock for debt payment	-	-	-	-	45,455	1,818	238,182	-	240,000
Repricing of convertible notes payable and warrants	-	-	-	-	-	-	1,302,607	-	1,302,607
Extension of warrants	-	-	-	-	-	-	513,499	-	513,499
Net loss	-	-	-	-	-	-	-	(4,665,508)	(4,665,508)
Balance as of December 31, 2024	17,858	1,790	10,161	1,015	2,779,149	111,089	139,405,148	(143,433,942)	(3,914,900)
Stock compensation expense - employee options	-	-	-	-	-	-	593,681	-	593,681
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	23,662	(23,662)	-
Isssuance of common stock for At The Market common stock offering	-	-	-	-	379,451	1,628	509,077	-	510,705
Issuance of common stock for debt payment	-	-	-	-	383,118	384	505,617	-	506,001
Impact of reverse stock split due to rounding	-	-	-	-	(11)	-	-	-	-
Net loss	-	-	-	-	-	-	-	(3,579,036)	(3,579,036)
Balance as of March 31, 2025	17,858	$1,790	10,161	$1,015	3,541,707	$113,101	$141,037,185	$(147,036,640)	$(5,883,549)

(1)	Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 40 reverse stock split that became effective on February 19, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended,
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,244,544)	$(8,844,288)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	17,045	38,367
Stock based compensation - stock option grants	1,144,384	1,315,563
Issuance of common stock for services	-	277,010
Amortization of operating lease right-of-use asset	56,356	135,915
Loss on debt extinguishment	728,298	-
Interest expense for default of convertible notes	748,600	-
Interest expense for repricing of warrants	233,644	-
Interest expense for extension of warrants	513,499	594,761
Amortization of debt issuance costs	985,225	100,029
Changes in operating assets and liabilities:
Other long-term assets	-	(147,862)
Operating lease right-of-use liability	(71,074)	(140,297)
Accounts payable - trade and accrued expenses	691,020	(376,882)
NET CASH USED IN OPERATING ACTIVITIES	(3,197,547)	(7,047,684)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of research and development equipment	-	(12,696)
NET CASH USED IN INVESTING ACTIVITIES:	-	(12,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(480,000)	-
Proceeds from debt offering	200,000	3,805,699
Payments for debt offering	-	(262,450)
Proceeds from issuance of common stock offering, net	300,000	203,105
Proceeds from At The Market common stock offering	510,705	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	530,705	3,746,354

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,666,842)	(3,314,026)

CASH AND CASH EQUIVALENTS, beginning of period	3,110,755	8,023,716

CASH AND CASH EQUIVALENTS, end of period	$443,913	$4,709,690

Supplemental disclosures of cash flow information:
Interest paid	$41,000	$155,000
Taxes paid	$-	$-

Supplemental disclosure of non-cash financing activity:
Deemed dividends on Series C and D Preferred Stock	$56,214	$162,238
Common stock issued for debt payment	$746,001	$-
Repricing of convertible notes payable and warrants	$1,302,607	$-
Warrants issued for debt offering	$-	$1,536,743

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

These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission on November 14, 2024 and as amended on December 10, 2024. The results of operations for the six months ended March 31, 2025 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

1. ORGANIZATION

Know Labs, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 1998. The Company currently has authorized 12,500,000 shares of capital stock, of which 7,500,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares of preferred stock, par value $0.001 per share.

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

The focus for our first application of our platform sensor technology has been in a product to non-invasively monitor blood glucose levels. Our device will provide the user with real-time information on their blood glucose levels.  We launched the Generation 2 working prototype device during the year ended September 30, 2024. This device embodies the sensor which has been used in internal clinical testing.  The device, which is a wearable format and may be a final form factor, ready for commercialization. That device will be utilized in expanded internal and external testing. The device may be refined over time and will require FDA clearance prior to entering the market. While we continue working on this device, we have recently initiated formal activities to license our platform technology in other fields of use.  This activity, the Know Labs Technology Licensing (KTL) program, was recently announced and formalized in response to external demand for access to our platform technology.

2. LIQUIDITY AND GOING CONCERN

The Company has cash and cash equivalents of $443,913 and a net working capital deficit of $6,189,548 as of March 31, 2025. The Company anticipates that it will record losses from operations for the foreseeable future. The Company’s ability to transition profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The Company believes that it has enough available cash and flexibility with its operating expenses to operate until June 30, 2025.

On December 12, 2024, the Company entered into subscription agreements with certain investors for a registered direct offering of 31,250 units consisting of one share of the Company’s common stock, and one warrant to purchase one share of Common Stock at an exercise price equal to $9.60 per share of Common Stock at an offering price of $9.60 per Unit, for an aggregate purchase price of $300,000. The aggregate gross proceeds to the Company from the Offering were approximately $300,000, before deducting fees payable to the placement agent and advisors and other estimated offering expenses payable by the Company, and excluding the proceeds from any exercise of the warrants. The offer and sale of the units was made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-276246) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (“SEC”) on December 22, 2023 and declared effective by the SEC on January 11, 2024, as supplemented by a prospectus supplement dated December 13, 2024 and filed with the SEC pursuant to Rule 424(b) (the “Prospectus Supplement”) under the Securities Act of 1933, as amended (the “Securities Act”).

On December 31, 2024, the Company entered into a Capital on Demand Sales Agreement (“Sales Agreement”) with JonesTrading Institutional Services LLC, as sales agent, pursuant to which the Company may, from time to time, offer and sell shares of its common stock, through or to JonesTrading as its sales agent or manager.

The offer and sale of the Shares will be made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-276246) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (“SEC”) on December 22, 2023 and declared effective by the SEC on January 11, 2024, as supplemented by a prospectus supplement dated December 31, 2024 and filed with the SEC pursuant to Rule 424(b) (the “Prospectus Supplement”) under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Prospectus Supplement, the Company may offer and sell up to a maximum of $5,000,000 of Shares under the Sales Agreement. The Company issued 379,451 shares and received proceeds of $510,705 during the six months ended March 31, 2025.

The proceeds of warrants currently outstanding, to the extent not exercised on a cashless basis, may generate potential proceeds. We cannot provide assurance that any of these warrants will be exercised.

Management of the Company intends to raise additional funds through the issuance of equity securities or debt. The Company is currently working on some capital fund raising transactions. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. As a result, the substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The accompanying unaudited consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

The Company’s current research and development efforts are primarily focused on improving its radio frequency spectroscopy technology and its first focus on non-invasive monitoring of blood glucose levels; extending its capacity and developing new and unique applications for this technology. The Company believes that continued development of new and enhanced technologies is essential to its future success. The Company incurred expenses of $418,207 and $2,175,245 for the three months ended March 31, 2025 and 2024, respectively, on development activities.  The Company incurred expenses of $1,220,309 and $3,661,633 for the six months ended March 31, 2025 and 2024, respectively, on development activities.

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs were $10,000 and $58,866 for the three months ended March 31, 2025 and 2024, respectively. Advertising and marketing costs were $10,000 and $104,365 for the six months ended March 31, 2025 and 2024, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of March 31, 2025 and September 30, 2024 are based upon the short-term nature of the assets and liabilities. The fair value of the Company’s convertible notes payable are not readily available given the terms and conditions, including the conversion features, are complex.

The Company has a money market account which is considered a Level 1 asset. The balances as of March 31, 2025 and September 30, 2024 were $58,266 and $2,941,616, respectively. No other assets or liabilities are required to be recorded at fair value on a recurring nature.

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

The Company determined that the conversion features for purposes of bifurcation within its currently outstanding convertible notes payable were immaterial and there was no derivative liability to be recorded as of March 31, 2025 and September 30, 2024.

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

As of March 31, 2025, the Company had 3,541,707 shares of common stock issued and outstanding. As of March 31, 2025, there were options outstanding for the purchase of 613,466 shares of our common stock (including unearned stock option grants totaling 108,409 shares related to performance targets), warrants for the purchase of 1,267,047 shares of the Company’s common stock, 202,709 shares of our common stock issuable, collectively, upon the conversion of the Company’s Series C and D Convertible Preferred Stock, and approximately 20,822 shares of our common stock, collectively, reserved to pay accrued dividends on the Company’s Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. In addition, the Company currently has 596,871 shares of the Company’s common stock are issuable upon conversion of convertible debentures of $5,493,066. Further, under the current terms of the  Company’s Series C and D Convertible Preferred Stock, and assuming no changes in the ownership thereof, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 20,822 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the March 31, 2025, calculation of net loss per share because their impact is antidilutive.

As of March 31, 2024, the Company had 2,062,804 shares of common stock issued and outstanding. As of March 31, 2024, there were options outstanding for the purchase of 725,550 shares of the Company’s common stock (including unearned stock option grants totaling 104,496 shares related to performance targets), warrants for the purchase of 574,624 shares of the Company’s common stock, 202,709 shares of the Company’s common stock issuable, collectively, upon the conversion of our Series C and D Convertible Preferred Stock, and approximately 84,027 shares of the Company’s common stock, collectively, reserved to pay accrued dividends on our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. In addition, the Company currently has 225,507 shares of its common stock at the current price of $10.00 per share reserved and are issuable upon conversion of convertible debentures of $2,761,939 and 120,000 shares of its common stock at the current price of $40.00 per share reserved and are issuable upon conversion of convertible debentures of $4,800,000.  Further, under the current terms of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, and assuming no changes in the ownership thereof, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 4,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock.  All of the foregoing shares could potentially dilute future earnings per share but are excluded from the March 31, 2024, calculation of net loss per share because the impact is antidilutive.

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the three and six months ended March 31, 2025 and 2024 and comprehensive loss for those periods.

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

Recent Accounting Pronouncements

Based on the Company’s review of accounting standard updates recently issued, those standards not yet required to be adopted and proposed standards for the future, the Company does believe such items are not expected to have a significant impact on the Company’s consolidated financial statements.

4. PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2025 and September 30, 2024 was comprised of the following:

	Estimated Useful Lives	March 31, 2025	September 30, 2024
Machinery and equipment	2-3 years	$279,683	$279,683
Furniture and fixtures	3 years	21,366	21,366
Less: accumulated depreciation		(251,298)	(234,253)
		$49,751	$66,796

Total depreciation expense was $7,162 and $19,643 for the three months ended March 31, 2025 and 2024, respectively. Total depreciation expense was $17,045 and $38,367 for the six months ended March 31, 2025 and 2024, respectively.

5. LEASES

Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. Right of use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The incremental borrowing taking into consideration the Company’s credit quality and borrowing rate for similar assets is used in determining the present value of future payments. Lease expense is recorded as general and administrative expenses on the Company’s consolidated statements of operations. We elected the package of transitional practical expedients, under which we (1) did not reassess whether any expired or existing contracts are or contain leases, (2) we did not reassess the lease classification for any expired or existing leases and (3) we did not reassess initial direct costs for any existing leases. Additionally, we elected the short-term lease recognition exemption for all leases that qualify, meaning it does not recognize right-of use assets or lease liabilities for those leases. We also elected the practical expedient to not separate lease and non-lease components for all asset classes.  The Company adopted ASC 842 effective October 1, 2022 and the adoption did not have any impact on previously reported stockholders’ deficit

The Company has entered into operating leases for office and development facilities which range from two to three years and include options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use asses are recorded based upon the present value of the lease payments over the expected lease term. As of March 31, 2025 and September 30, 2024 total operating lease liabilities were $287,214 and $358,288, respectively. Right of use assets totaled approximately $281,347 and $337,703 at March 31, 2025 and September 30, 2024, respectively. In the three months ended March 31, 2025 and 2024 the Company recognized $33,037 and $50,860, respectively in total lease costs for the leases. In the six months ended March 31, 2025 and 2024, the Company recognized $66,074 and $113,305, respectively in total lease costs for the leases. Cash paid for amounts included in the measurement of lease liabilities were $68,954 and $75,884, respectively, for the six months ended March 31, 2025 and 2024. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was 28 months at March 31, 2025 and the weighted average discount rate was 7% as of March 31, 2025 and September 30, 2024.

The minimum future lease payments as of March 31, 2025 are as follows:

March 31,
2026	$129,863
2027	145,948
2028	50,236
Total remaining payments	326,047
Less imputed interest	(38,834)
Total lease liability	$287,214

6. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible notes payable as of March 31, 2025 and September 30, 2024 are summarized below:

	March 31, 2025	September 30, 2024
Convertible note- Clayton A. Struve	$1,595,000	$1,301,005
Convertible note- Ronald P. Erickson and affiliates	1,879,515	1,460,926
Convertible note - 1800 Diagonal Lending LLC	232,118	-
Lind Global Fund II LP	1,259,432	1,961,575
	$4,966,065	$4,723,506

Long term	$-	$407,522
Short term - third party	3,086,550	1,554,053
Short term - related party	1,879,515	2,761,931
	$4,966,065	$4,723,506

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve, a significant stockholder, $1,595,000 under convertible promissory or OID notes. The Company recorded accrued interest of $105,322 and $101,852 as of March 31, 2025 and September 30, 2024, respectively. On September 15, 2023, the due dates on the notes were extended to September 30, 2024. The Company expensed $230,005 as loss on debt extinguishment during the three months ended December 31, 2023 related to the extension of the notes. On December 17, 2024, the due dates on the notes were further extended to September 30, 2025. The Company expensed $302,823 as loss on debt extinguishment during the six months ended March 31, 2025 related to the extension of the notes.

The Company recorded in convertible note payable the incremental value related to the conversion feature and as such, we recorded the extension value as an expense with an offset to convertible note payable. The extension value will be reclassified to equity upon conversion. The Company is currently working on a further extension for the notes.

Pursuant to their terms, the Convertible Promissory Notes are subject to repricing.

Convertible Redeemable Promissory Notes with J3E2A2Z – Related Party

The Company owes Ronald P. Erickson and J3E2A2Z, an entity affiliated and controlled by Ronald P. Erickson owed $1,879,515 under convertible promissory notes. On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 47,367 shares of our common stock for a period of five years. The initial exercise price of the warrants described above was $20.00 per share, also subject to certain adjustments. The Company recorded accrued interest of $113,443 as of March 31, 2025.

On September 15, 2023, the due dates on the notes were extended to September 30, 2024. The Company expensed $276,860 as interest during the six months ended December 31, 2023 related to the extension of the notes. The Company recorded in convertible note payable the incremental value related to the conversion feature and as such, we recorded the extension value as an expense with an offset to convertible note payable. The extension value will be amortized to equity upon conversion.

On October 22, 2024, the due dates on the notes were further extended to September 30, 2025 and increased the interest rate from 6% to 8%. The Company expensed $425,475 as interest during the six months ended March 31, 2025 related to the extension of the notes. The Company recorded in convertible note payable the incremental value related to the conversion feature and as such, we recorded the extension value as an expense with an offset to convertible note payable. The extension value will be amortized to equity upon conversion.

On December 12, 2024, the Company sold units consisting of shares of common stock and warrants at $9.60 per unit, resulting in a down round triggering event lowering the conversion price of the Convertible Promissory Notes with Clayton A. Struve, Ronald P. Erickson and J3E2A2Z to that value. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the conversion feature as the difference between the fair value of the convertible promissory notes without the down round feature or before the strike price reduction and the fair value of the convertible promissory notes with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized a debt discount of $29,683 during the six months ended March 31, 2025 with a corresponding increase to additional paid in capital. The debt discount will be amortized over the remaining term of the convertible promissory notes.

Pursuant to their terms, the Convertible Promissory Notes are subject to repricing.

Senior Convertible Note with Lind Global Fund II, LP

On February 27, 2024, the Company (a) entered into a securities purchase agreement (the “Lind Purchase Agreement”) with Lind Global Fund II, LP (“Lind”), pursuant to which the Company may issue Lind one or more senior convertible notes the aggregate principal amount of up to $14,400,000 for an aggregate purchase price equal to up to $12,000,000 and warrants to purchase a number of shares equal to the applicable funding amount multiplied by 75% and divided by the volume weighted average price of the common stock on the trading date immediately preceding the issuance date of the warrant and (b) issued to Lind an initial convertible note with an outstanding principal amount of $4,800,000 in exchange for a purchase price of $4,000,000, that is convertible into shares of our common stock at an adjusted conversion price of $9.60 per share, subject to adjustment, and an initial five year warrant to purchase up to 150,000 shares of our common stock at an adjusted exercise price of $9.60 per share, subject to adjustment.

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

Issuance of note shares and warrant shares upon repayment or conversion of notes and exercise of warrants is subject to an ownership limitation equal to 4.99% of our outstanding shares of common stock; provided, that if Lind and its affiliates beneficially own in excess of 4.99% of our outstanding shares of common stock, then such limitation shall automatically increase to 9.99% so long as Lind and its affiliates own in excess of 4.99% of such common stock (and shall, for the avoidance of doubt,

Upon the occurrence of any event of default, the notes will become immediately due and payable and the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of each Note, in addition to any other remedies under the note or the other transaction documents. Events of default include, among others, the Company’s failure to make any note payment when due, a default in any indebtedness or adverse judgements in excess of $250,000, our failure to instruct its transfer agent to issue unlegended certificates, the Company’s shares of common stock no longer being public traded or listed on a national securities exchange, any stop order or trading suspension restricting the trading in our common stock, and our market capitalization is below $15 million for consecutive 10 days. On January 29, 2025, NYSE American publicly announced and provided a notice to the Company that the NYSE Regulation has suspended trading of, and determined to commence proceedings to delist, the Company’s common stock from NYSE American. NYSE Regulation has determined that the Company is no longer suitable for listing pursuant to Section 1003(f)(v) of the Company Guide due to the low selling price of the Common Stock. The Company recorded a one-time default penalty of $624,000 and $124,600 of interest expense during the six months ended March 31, 2025.

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

The Company received net proceeds of $3,805,699 in exchange for the issuance of the $4,800,000 notes and a warrant to purchase 150,000 shares of our common stock. The relative fair value of the 150,000 warrant shares was $2,110,731 on the date of issuance of which $1,673,502 was classified in equity after the allocation of issuance costs. The value of the warrant shares was recorded as debt discount (with an offset to APIC) and will be amortized over the two-year term of the Note.

In connection with this securities purchase agreement, the Company incurred approximately $994,000 of issuance costs of which $557,000 were allocated to the note and $437,000 to the warrant shares. The amount allocated to the notes was recorded as debt discount (with an offset to APIC) and will be amortized over the two-year term of the notes.

The Company recorded $665,123 and $100,029 of amortization of debt issuance costs during the six months ended March 31, 2025 and 2024 related to this security purchase agreement.

During the six months ended March 31, 2025, the Company issued 428,573 shares of our common stock at $1.74 per share related to a principal payment of convertible debt settled with a common stock issuance for a total value of $746,001. During the six months ended March 31, 2025, the Company made principal payments of $480,000 and interest payments of $24,000.

On December 12, 2024, the Company sold units consisting of shares of common stock and warrants at $9.60 per unit, resulting in a down-round triggering event lowering the conversion price of the Senior Convertible Note with Lind to that value. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the conversion feature as the difference between the fair value of the convertible promissory notes without the down round feature or before the strike price reduction and the fair value of the convertible promissory notes with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized a debt discount of $1,039,281 during the six months ended March 31, 2025 with a corresponding increase to additional paid in capital. The debt discount will be amortized over the remaining term of the convertible promissory notes. The Company recorded $274,015 as interest expense during the six months ended March 31, 2025 related to the amortization of the debt discount.

The warrants issued to Lind had similar down-round protection features as the Senior Convertible Note. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized interest expense of $233,644 during the six months ended March 31, 2025.

Pursuant to their terms, the Convertible Promissory Notes are subject to repricing.

Promissory Note with 1800 Diagonal Lending LLC

On February 28, 2025, the Company entered into a Promissory Note with 1800 Diagonal Lending LLC, pursuant to which the Company issued a Promissory Note for $236,900 and received $200,000. The Note has a payoff balance of $265,328 The Company incurred expenses of $6,000, incurred an original interest discount of $30,000 and an interest expense of $28,428. The Promissory Note in unsecured and matures in December 2025.

7. EQUITY

Authorized Capital Stock

The following description summarizes important terms of the classes of our capital stock as of March 31, 2025. This summary does not purport to be complete and is qualified in its entirety by the provisions of our articles of incorporation as amended, restated and supplemented to date, or our articles of incorporation, and our second amended and restated bylaws, or our bylaws, which have been filed as exhibits to the Company Annual Report on Form 10-K filed with the SEC on November 14, 2024 and as amended on December 10, 2024.

Authorized Capital Stock.  The Company’s authorized capital stock currently consists of:

•	7,500,000 shares of common stock, par value $0.001 per share; and

•	5,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which:

•	30,000 shares have been designated as our Series C Convertible Preferred Stock, $0.001 par value per share; and

•	20,000 shares have been designated as our Series D Convertible Preferred Stock, $0.001 par value per share.

Outstanding Shares of Capital Stock. The Company’s common stock is the only security of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. All outstanding shares of the Company’s capital stock are fully paid and nonassessable. As of March 31, 2025, there were:

•

3,541,707 shares of common stock issued and outstanding, held by holders of record; held by held by 164 stockholders of record. This number does not include approximately 5,000 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

•	17,858 shares of Series C Convertible Preferred Stock issued and outstanding, held by one holder of record; and

•	10,161 shares of Series D Convertible Preferred Stock issued and outstanding, held by one holder of record.

Reverse Stock Split

The Board of Directors the Company approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.001 per share at a ratio of 1-for-40 (the “Reverse Stock Split”). The Company filed a Certificate of Change (the “Certificate of Change”) pursuant to Nevada Revised Statutes Section 78.209 with the Secretary of State of the State of Nevada on February 10, 2025. The reverse stock split was processed and announced by FINRA on February 18, 2025 and became effective on February 19, 2025.

As a result of the reverse stock split on the effective date, the number of shares of the Company’s authorized common stock was  reduced from 300,000,000 shares to 7,500,000 shares and each forty (40) shares of common stock outstanding was automatically combined into one (1) new share of common stock without any action on the part of the holders, and the number of outstanding shares common stock was reduced from 112,423,912 shares to approximately 2,810,598 shares (subject to rounding of fractional shares and fractional shares were issued).

The reverse stock split has no effect on the par value of the Company’s common stock or authorized or outstanding shares of preferred stock, and did not modify any voting rights or other terms of the common stock or preferred stock.

Securities Subject to Price Adjustments

If in the future, the Company sells its common stock at a price below $9.60 per share, the conversion price of the outstanding shares of Series C and D Convertible Preferred Stock; (ii) promissory notes convertible into shares of our common stock; and (iii) warrants to purchase shares of common stock would adjust below $9.60 per share. The Company has the option to repay Lind in cash or common stock. Should we make our monthly payments in common stock, there may be a price adjustment.

Series C and D Convertible Preferred Stock, Warrants and Dividends

On August 5, 2016, the Company closed a Series C Convertible Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $28.00 per share. The preferred stock has a cumulative dividend of 8% and an ownership blocker of 4.99%. Dividends are due and payable in cash when declared by the Company or when the stock is converted.  Series C Convertible Preferred stock is senior to Series D Convertible Preferred stock and is entitled to receive equal dividends paid to Series D. In addition, Mr. Struve received a five-year warrant to acquire 44,643 shares of common stock at $28.00 per share. The price of the Series C Convertible Preferred Stock and warrant and its conversion price, is currently $9.60 per share pursuant to the documents governing such instruments. As of March 31, 2025, Mr. Struve owns all of the 17,858 issued and outstanding shares of Series C Convertible Preferred Stock.  Each holder of Preferred Series C is allowed to vote as a common shareholder as if the shares were converted to common stock up to the ownership blocker of 4.99%.

In 2017 the Company closed a $750,000 Series D Convertible Preferred Stock and Warrant offering with Mr. Struve. As of March 31, 2025, Mr. Struve owns all of the 10,161 issued and outstanding shares of Series D Convertible Preferred Stock. Each outstanding share of Series D Convertible Preferred Stock will accrue cumulative cash dividends at a rate equal to 8.0% per annum, subject to adjustment as provided in the Series D Convertible Preferred Stock certificate of designations. Dividends are due and payable in cash when declared by the Company or when the stock is converted. The price of the Series D Convertible Preferred Stock is currently to $9.60 per share pursuant to the documents governing such instruments. Each holder of Preferred Series D is allowed to vote as a common shareholder as if the shares were converted to common stock up to the ownership blocker of 4.99%.

Based upon the modified terms and conditions of our Series C and D Convertible Preferred Stock certificates of designations dated August 10, 2023, it was determined that Series C and D Convertible Preferred Stock dividends need to be accreted going forward. As of March 31, 2025, the Company has recorded $1,350,970 in cumulative deemed dividends related to Series C and D Convertible Preferred Stock which have not been paid, net of (i) $350,696 of accumulated dividends with respect to the Series D Convertible Preferred Stock that were settled for 35,070 shares of common stock on June 28, 2023 and (ii) $800,384 of accumulated dividends with respect to the Series C and D Convertible Preferred Stock that were settled for 80,038 shares of common stock on June 18, 2024. Mr. Struve is subject to an ownership blocker limiting his ownership to 4.99% of our outstanding shares of common stock and thus the number of common shares he can receive for dividends. Unpaid accreted stock dividends will be issued to Mr. Struve if he converts preferred stock or if the Board declares a dividend thereon, limited to his 4.99% ownership blocker. Assuming no changes in the amount of outstanding Series C or D Convertible Preferred Stock ownership, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 3,945 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock. Pursuant to their terms, both Series C and Series D Convertible Preferred instruments are subject to repricing.

Common Stock

Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted. Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.

Six Months Ended March 31, 2025

On December 12, 2024, the Company entered into subscription agreements with certain investors (for a registered direct offering of 31,250 units consisting of one share of the Company’s common stock, and one warrant to purchase one share of Common Stock at an exercise price equal to $9.60 per share of Common Stock at an offering price of $9.60 per Unit, for an aggregate purchase price of $300,000. The aggregate gross proceeds to the Company from the Offering was approximately $300,000, before deducting fees payable to the placement agent and advisors and other estimated offering expenses payable by the Company, and excluding the proceeds from any exercise of the Warrants.

On December 31, 2024, the Company entered into a Capital on Demand Sales Agreement (“Sales Agreement”) with JonesTrading Institutional Services LLC, as sales agent, pursuant to which the Company may, from time to time, offer and sell shares of its common stock, through or to JonesTrading as its sales agent or manager.

The offer and sale of the Shares will be made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-276246) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (“SEC”) on December 22, 2023 and declared effective by the SEC on January 11, 2024, as supplemented by a prospectus supplement dated December 31, 2024 and filed with the SEC pursuant to Rule 424(b) (the “Prospectus Supplement”) under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Prospectus Supplement, the Company may offer and sell up to a maximum of $5,000,000 of Shares under the Sales Agreement. The Company issued 379,451 shares and received proceeds of $510,705 during the six months ended March 31, 2025.

During the six months ended March 31, 2025, the Company issued 428,573 shares of our common stock at $1.74 per share related to a principal payment of convertible debt settled with a common stock issuance for a total value of $746,001.

Warrants to Purchase Common Stock

Six Months Ended March 31, 2025

On December 12, 2024, the Company closed a registered direct offering and issued 31,250 warrants to purchase common stock at an exercise price equal to $9.60 per share. The five year warrants expires on December 12, 2029. The Company also issued a warrant to purchase 2,188 shares of common stock to the placement agent. The five year warrant expires on December 12, 2029.

The Company issued a warrant to purchase common stock of 1,250 shares at $9.60 per share. The five year warrant expires on December 10, 2029.

Warrants to purchase 1,188 shares of common stock at $87.98 per share were forfeited.

Extension of Warrant with Clayton A. Struve

On December 17, 2024, the Company approved the Extension of Warrant Agreement with Clayton Struve, extending the exercise dates as follows:

Warrant No./Class	Issue Date	No. Warrant Shares	Exercise Price	Current Expiration Date	Amended Expiration Date
Clayton A. Struve Warrant	08-14-2017	36,000	$9.60	08-13-2025	08-13-2030
Clayton A. Struve Warrant	12-12-2017	30,000	$9.60	12-11-2025	12-11-2030
Clayton A. Struve Warrant	08-04-2016	44,643	$9.60	08-04-2025	08-04-2030
Clayton A. Struve Warrant	02-28-2018	33,600	$9.60	02-28-2025	02-28-2030

We recorded interest expense of $513,499 during the six months ended March 31, 2025 related to the extension of the warrants.

A summary of the warrants outstanding as of March 31, 2025 were as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding October 1, 2024	1,233,547	$26.58
Issued	34,688	9.60
Exercised	-	-
Forfeited	(1,188)	(87.98)
Expired	-	-
Outstanding at end of period	1,267,047	$23.35

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2025:

	March 31, 2025
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining Life	Exercise Price	Shares	Exercise Price
Exercise Prices	Warrants	( In Years)	Outstanding	Exercisable	Exercisable
$9.60-11.60	989,561	4.25	$10.10	989,561	$10.10
$48.00-74.00	160,368	0.73	52.50	160,368	52.50
$80.00-120.00	117,118	1.08	95.38	117,118	95.38
	1,267,047	2.05	$23.35	1,267,047	$23.35

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the six months ended March 31, 2025 were as follows:

Assumptions
Dividend yield	0%
Stock price	$10.00
Exercise price	$9.60
Expected life	3 years
Expected volatility	107%
Risk free interest rate	4.26%

The vested warrants of 1,267,047 had no aggregate intrinsic value as of March 31, 2025.

8. STOCK INCENTIVE PLANS

On August 12, 2021, the Company established the Know Labs, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) which was adopted by the Company’s shareholders on October 15, 2021. On October 25, 2024, shareholders approved a Plan Amendment which increased the maximum number of shares of our common stock that may be delivered to participants under the 2021 Plan to 1,000,000 shares.

Six Months Ended March 31, 2025

During the six months ended March 31, 2025, the Company issued a stock option grant to one employee for 7,500 shares at $9.60 per share. The stock option grant expires in five years. The stock option grant vests quarterly over four years.

During the six months ended March 31, 2025, stock option grants for 81,702 shares at an average exercise price of $41.73 per share were forfeited.

Stock option activity for the six months ended March 31, 2025 was as follows:

	Weighted Average
	Options	Exercise Price
Outstanding as of September 30, 2024	687,668	$32.54
Granted	7,500	9.60
Forfeitures	(81,702)	(41.73)
Outstanding as of March 31, 2025	613,466	$31.04

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2025:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exercisable	Exercisable
$9.60-20.40	391,724	3.86	$11.58	178,616	$13.04
$24.80	1,250	4.39	24.80	234	24.80
$35.20-50.00	11,500	3.65	44.91	8,313	44.40
$52.40-61.20	158,492	2.33	59.93	47,496	58.62
$81.60-146.80	50,500	2.05	88.33	32,813	86.94
	613,466	3.31	$31.04	267,472	$31.18

The significant weighted average assumptions relating to the valuation of the Company’s stock option grants for the six months ended March 31, 2025 were as follows:

Assumptions
Dividend yield	0%
Stock price	$8.80
Exercise price	$9.60
Expected term	4 years
Expected volatility	107%
Risk free interest rate	4.08%

The stock option grants of 613,466 shares had no aggregate intrinsic value as of March 31, 2025.

There are 613,466 (including unearned stock option grants totaling 108,409 shares related to performance milestones) options to purchase common stock at an average exercise price of $31.04 per share outstanding as of March 31, 2025 under the 2021 Plan. The Company recorded $593,681 and $616,317 of compensation expense, net of related tax effects, relative to stock options for the three months ended March 31, 2025 and 2024, respectively, in accordance with ASC 718. The Company recorded $1,144,384 and $1,315,563 of compensation expense, net of related tax effects, relative to stock options for the six months ended March 31, 2025 and 2024, respectively, in accordance with ASC 718. As of March 31, 2025, there is $3,211,767 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.31 years.

9. INCOME TAXES

The Company recorded a provision for income taxes of $0 for the three and six months ended March 31, 2025 and 2024.

The Company’s effective tax rate was 0% for the six months ended March 31, 2025 and 2024. The difference between the effective tax rate and the federal statutory tax rate primarily relates to the valuation allowance on the Company’s net operating loss deferred tax asset.

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

As of March 31, 2025 and September 30, 2024, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

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

Related Party Transactions with Directors

Mr. Cronin served as a director between November 2023 and September 2024 when he was appointed our Interim Chief Technology Officer. Mr. Cronin is an experienced inventor and intellectual property strategist. Mr. Cronin is Chairman and CEO of ipCapital Group, Inc. The Company has recorded expenses with ipCapital Group of approximately $50,000 and $163,000, respectively in professional fees during the three months ended March 31, 2025 and 2024. The Company has recorded expenses with ipCapital Group of approximately $238,594 and $264,000, respectively in professional fees during the six months ended March 31, 2025 and 2024.

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

12. SEGMENT REPORTING

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer and Chief Financial Officer are the Company’s CODM. The CODM monitors the expense components of the various products and services we offer, but operations are managed and financial performance is evaluated on a corporation-wide basis in comparison to a business plan which is developed each year. Accordingly, all operations are considered by management to be one operating segment and one reportable segment as contained in the Consolidated Statements of Operations to the consolidated financial statements. The CODM uses consolidated net income (loss) as its required measure of segment profit/loss, as such measure is determined in accordance with the measurement principles most consistent with the consolidated financial statements.

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to March 31, 2025 the Company had the following material transaction that requires disclosure:

The Company issued 1,329,276 shares and received proceeds of $773,917 related to the Demand Sales Agreement with JonesTrading Institutional Services LLC.

The Company issued 1,946,369 shares of our common stock related to principal payments of convertible debt settled with a common stock issuance for a total value of $758,600.

Employees, board members and consultants of the Company voluntarily cancelled stock option grants to purchase 599,715 shares of the Company’s common stock.

The Company issued 720,000 shares of the Company’s common stock to employees, board members and consultants.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our technology provides a unique platform upon which we believe a myriad of applications can be developed. We believe that our radio frequency dielectric spectroscopy technology is an “enabling” technology that brings the science of electromagnetic energy to low-cost, real-world commercialization opportunities across multiple industries. Our technology is foundational, based upon “first principals of physics” and, as such, the basis upon which we believe significant businesses can be built. While we continue to pursue our work on a non-invasive continuous blood glucose monitor, we believe non-core clinical, non-clinical and medical research applications represent a multitude of opportunities for strategic collaboration, joint development, and licensing agreements with leading companies in their respective industries.  Additionally, certain fields of use of our platform technology could provide the core element of a “spin-off” company. It is this belief, and our desire to generate near-term revenues for us, along with numerous inquiries from third parties, that prompted the development of Know Labs Technology Licensing (KTL).

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

Results of a proof-of-principle study titled, “Detecting Unique Analyte-Specific Radio Frequency Spectral Responses in Liquid Solutions, Implications for Non-Invasive Physiologic Monitoring.” This study was conducted in collaboration with Mayo Clinic, sponsored by us, and its results were presented at the 2023 American Physiological Society (APS) Summit. The study demonstrated the accuracy of the sensor in quantifying three different analytes in vitro. In the peer-reviewed publication, it was found Bio-RFID achieved 100% accuracy in quantifying these three different analytes in vitro. The study was peer-reviewed by Sensors Journal and American Physiology Society.

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

While we continue to refine our device, our algorithms and our testing, it has become increasingly evident that the cost associated with obtaining FDA approval of our non-invasive blood glucose monitoring technology is prohibitive for a small company.  Our robust technology, strong intellectual property foundation, and early peer reviewed results make us a promising candidate for a partnership with any number of large global companies in the pharmaceutical, medical device and big data arena as we continue our work toward FDA approval. The same holds true for licensing partners in the diverse fields of use the KTL initiative is responsive to.  Additionally, we will also partner with academic institutions advancing the state of medical diagnostics.

While lack of access to capital has hindered our ability to continue with human testing, we have continued to explore the capacity of our sensor technology to perform detailed non-invasive analytics in areas of importance in both medical diagnostics and industrial applications.  Recently we concluded detailed laboratory work where our sensor non-invasively determined minute differences in pH levels through PVC pipe with no direct contact with the analyte.

That work was recently published in the peer reviewed study entitled Contactless Detection of pH Change in a Liquid Analyte.

In that study, published in Sensors journal, we describe an experiment in which we employ our radiofrequency sensor to measure pH changes in a liquid solution. The experiment is novel in a few ways. First, the sensor does not have contact with the liquid but rather detects the change from the outside of a PVC pipe. Second, the change is detected using a Linear Discriminant Analysis model using values from an inverse Fourier transform of the frequency data as its features. We believe this to be the first use of Fourier analysis in contactless pH measurement using radio frequencies.

Accurate and reliable measurement of pH levels is vital across a broad range of applications, including industrial processes, agricultural and environmental monitoring, and biomedical diagnostics. Conventional methods, such as optical and electrode-based pH meters, are widely used due to their demonstrated accuracy and ease of use. However, these methods have limitations, primarily stemming from the need for direct contact with the analyte.

Product Strategy

We are focused on a two-tiered product strategy.  Our core emphasis remains on the application of our non-invasive platform technology to medical diagnostics with a first focus on blood glucose monitoring. In order to drive real-time revenues from our platform technology we are also focused on the recently announced Know Labs Technology Licensing (KTL) initiative and applications that have a more rapid path to the marketplace.

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

Know Labs Technology Licensing (KTL)

On January 21, 2025, we announced Know Labs Technology Licensing (KTL). KTL is dedicated to licensing Know Labs’ robust intellectual property (IP) portfolio to corporate partners, academic institutions and research organizations, fostering innovation and accelerating the adoption of RFDS platform technology across a broad range of industries and the academic and scientific ecosystem. KTL is built upon key Know Labs strengths which include:

•	Published Technology: Multiple peer-reviewed publications demonstrating use cases including groundbreaking results in non-invasive glucose monitoring.

•	Extensive Intellectual Property Portfolio: Over 330 patents globally, positioning Know Labs as a leader in RF spectroscopy and related innovations.

•	Broad Applicability: Applications span medical diagnostics, industrial processes, and automotive health monitoring, showcasing unparalleled versatility.

•	Complete Commercialization Toolkit: Offering IP licensing, white-label mobile apps, software development kits (SDKs), wet lab support, and prototyping capabilities.

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

The sensor technology industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities by industry participants. To compete successfully, we will need to demonstrate the advantages of our products and technologies over well-established alternative solutions, products, and technologies, including legacy technology providers. There are also new entrants working to achieve a non-invasive solution or more acceptable blood glucose monitoring solutions which may or may not be similar to our technology. Ultimately, we must convince not only our partners, our licensors and in medical applications, the FDA, but we must convince the marketplace generally of the advantages of our products and technologies.

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

Growth Strategy

A platform sensor technology strategy involves developing sensor solutions that can be integrated across multiple applications and industries. The best growth strategy depends on market positioning, differentiation, and scalability. The company intends to expand into high growth opportunities with an aggressive out-bound sales and marketing effort assisted by the many relationships that have been historically developed with its myriad shareholders and stakeholders. These high growth areas include first and foremost, healthcare and medical diagnostics. Other target markets are automotive, industrial, agriculture and food safety.  There are a number of applications relating to authentication flowing from the “watermark” capacity of the company’s proprietary RF dialectic spectroscopy scans.

Research and Development

Our current research and development efforts are primarily focused on improving our radio frequency dielectric spectroscopy technology for the monitoring of blood glucose. As part of this effort, we continuously perform clinical testing of our devices, and we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. Over time, we plan to focus on extending the capacity of our sensor technology to identify new analytes and applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies. We engage third party experts as required to supplement our internal team. We incurred expenses of approximately $418,000 and $2,175,000 for the three months ended March 31, 2025 and 2024, respectively, on development activities. We incurred expenses of approximately $1,220,000 and $3,661,000 for the six months ended March 31, 2025 and 2024, respectively, on development activities.

The cornerstone of our foundational platform technology is our intellectual property portfolio. We have pursued an active intellectual property strategy which includes focus on patents where appropriate and a diligent protection of trade secrets. To date, we have been granted 43 patents. We currently have a number of patents pending and continue, on a regular basis, with the filing of new patents. Including pending and in process patents, our IP portfolio reaches 158 patents issued and pending, which positions us as the top worldwide IP holder in non-invasive blood glucose monitoring, according to ipCapital Group, a leading IP and innovation consulting firm. We possess all rights, title and interest to all issued, pending and in process patents.

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

Employees

As of March 31, 2025, we had six full-time and part-time employees. Our senior management and other personnel are co-located in our Seattle, Washington offices and remote. We expanded our utilization of consulting firms and individual contractors to supplement our reduced workforce in an effort to reduce fixed expenses and extend operating resources.

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

Recent Developments

On December 12, 2024 we entered into subscription agreements with certain investors (for a registered direct offering of 31,250 units consisting of one share of our common stock, and one warrant to purchase one share of Common Stock at an exercise price equal to $9.60 per share of Common Stock at an offering price of $9.60 per Unit, for an aggregate purchase price of $300,000. The aggregate gross proceeds to the company from the Offering was approximately $300,000, before deducting fees payable to the placement agent and advisors and other estimated offering expenses payable by the Company, and excluding the proceeds from any exercise of the Warrants.

On December 31, 2024, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, as sales agent, pursuant to which we may, from time to time, offer and sell shares of its common stock, through or to JonesTrading as its sales agent or manager.

The offer and sale of the Shares will be made pursuant to our effective shelf registration statement on Form S-3 (File No. 333-276246) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (“SEC”) on December 22, 2023 and declared effective by the SEC on January 11, 2024, as supplemented by a prospectus supplement dated December 31, 2024 and filed with the SEC pursuant to Rule 424(b) (the “Prospectus Supplement”) under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Prospectus Supplement, we may offer and sell up to a maximum of $5,000,000 of Shares under the Sales Agreement. We issued 379,451 shares and received proceeds of $510,705 during the six months ended March 31, 2025.

We issued a press releases on January 21, 2025 and on February 6, 2025 relating to the announcement of and the creation of the Know Labs Technology Licensing (KTL) program.  KTL is a formalized approach for licensing the many diverse applications in numerous fields of use for our platform RF dialectic spectroscopy technology became operational on February 2, 2026.

On September 27, 2024, we received a notification from the NYSE American stating that our company is not in compliance with the minimum stockholders’ equity requirements of Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”). On October 27, 2024, we submitted a plan (the “Plan”) of actions it has taken or will take to regain compliance with the continued listing standards by March 27, 2026. On December 10, 2024, we received notice from the NYSE American that it had accepted our plan to regain compliance with the NYSE American continued listing standards and granted a plan period through March 27, 2026.

On January 29, 2025, NYSE American publicly announced and provided a notice to the Company that the NYSE Regulation has suspended trading of, and determined to commence proceedings to delist, the Company’s common stock from NYSE American. NYSE Regulation has determined that the Company is no longer suitable for listing pursuant to Section 1003(f)(v) of the Company Guide due to the low selling price of the Common Stock.

On February 18, 2025, FINRA announced at reverse stock split a ratio of 1-for-40 (the “Reverse Stock Split”), which became effective February 19, 2025. The Reverse Stock Split was effected for the primary purpose of meeting the per share price requirements for our Common Stock in order to maintain the listing of our Common Stock on the NYSE American.

On February 28, 2025, the staff of NYSE Regulation withdrew its delisting determination and lifted the trading suspension of our common stock on the NYSE American. The NYSE Regulation staff determined that the Company's common stock was now trading above the threshold of low selling price as described in Section 1003(f)(v) of the Company Guide. The Know Labs common stock resumed trading on the NYSE American on March 5, 2025, under the symbol "KNW” and CUSIP “499238202.”

Notwithstanding the lifting of the trading suspension, we continue to remain subject to its previously disclosed plan to regain compliance with the NYSE American’s continued listing standards, which was accepted by the NYSE American on December 10, 2024. As noted in its press release on December 11, 2024, Know Labs has been granted a target completion date of March 27, 2026, to implement its plan and regain compliance with the NYSE American’s continued listing standards set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Company Guide.

If we are not in compliance with the continued listing standards by March 27, 2026, or if it does not make progress consistent with the plan during the plan period, the NYSE American may again initiate delisting proceedings as appropriate. We intend to regain compliance with the NYSE American’s continued listings standards by such date; however, there is no assurance that Know Labs will be able to accomplish this.

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

Segment Reporting

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer and Chief Financial Officer are the Company’s CODM. The CODM monitors the expense components of the various products and services we offer, but operations are managed and financial performance is evaluated on a corporation-wide basis in comparison to a business plan which is developed each year. Accordingly, all operations are considered by management to be one operating segment and one reportable segment as contained in the Consolidated Statements of Operations to the consolidated financial statements. The CODM uses consolidated net income (loss) as its required measure of segment profit/loss, as such measure is determined in accordance with the measurement principles most consistent with the consolidated financial statements.

Results of Operations

The following table sets forth key components of our results of operations during the three months ended March 31, 2025 and 2024.

(dollars in thousands)

	Three Months Ended March 31,
	2025	2024	$ Variance	% Variance

Operating expenses-
Research and development and operating expenses-
Research and development expenses	$418	$2,175	$1,757	80.8%
Selling, general and administrative expenses	1,790	2,551	761	29.8%
Total operating expenses	2,208	4,726	2,518	53.3%
Operating loss	(2,208)	(4,726)	2,518	53.3%
Other (Expense) Income, Net:
Interest income	3	45	(42)	-93.3%
Interest expense	(1,374)	(717)	(657)	-91.6%
Total other (expense), net	(1,371)	(672)	(699)	-104.0%
Loss before income taxes	(3,579)	(5,398)	1,819	33.7%
Income tax expense	-	-	-	0.0%
Net loss	$(3,579)	$(5,398)	$1,819	33.7%

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2025 decreased $1,757,000 to $418,000 as compared to $2,175,000 for the three months ended March 31, 2024. The decrease was due to reduced personnel, use of consultant, expenditures related to the development of our radio frequency spectroscopy Bio-RFID™ technology. We reduced our headcount by four and reduced the use of external consultants to reduce the future cost of the development of our Bio-RFID™ technology. During the three months ended March 31, 2024, we developed generation 3.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2025 decreased $761,000 to $1,790,000 as compared to $2,551,000 for the three months ended March 31, 2024. The decrease was due to reduced stock based compensation, salaries  and other expenses. As part of the selling, general and administrative expenses for the three months ended March 31, 2025 and 2024, we recorded $115,000 and $109,000, respectively, of investor relationship and business development expenses.

Other Income (Expense), Net. Other expense, net for the three months ended March 31, 2025 was $1,371,000 as compared to other expense net of $672,000 for the three months ended March 31, 2024. The other expense, net for the three months ended March 31, 2025 included interest income of $3,000, offset by interest expense of $1,374,000. The increase in interest expense is related to the default fees on Lind convertible note.

The other expense, net for the three months ended March 31, 2024 included interest income of $45,000. Increase in interest expense is related to $595,000 interest expense related to extension of notes and warrants in February 2024.

Net Loss. Net loss for the three months ended March 31, 2025 was $3,579,000 as compared to $5,398,000 for the three months ended March 31, 2024. The net loss for the three months ended March 31, 2025 included non-cash expenses of $1,976,000. The non-cash items include (i) depreciation and amortization of $7,000; (ii) stock based compensation-stock options of $593,000; (iii) amortization of operating lease right-of-use asset of $27,000; (iv) interest expense for default of convertible notes $749,000; and (v) amortization of debt issuance costs of $600,000.

The net loss for the three months ended March 31, 2024 included non-cash expenses of $976,000. The non-cash items include (i) depreciation and amortization of $20,000; (ii) stock based compensation- stock options of $617,000; (iii) issuance of common stock for services of $251,000; and (iv) amortization of operating lease right-of-use asset of $88,000.

The following table sets forth key components of our results of operations during the six months ended March 31, 2025 and 2024.

(dollars in thousands)

	Six Months Ended March 31,
	2025	2024	$ Variance	% Variance

Operating expenses-
Research and development and operating expenses-
Research and development expenses	$1,220	$3,661	$2,441	66.7%
Selling, general and administrative expenses	3,755	4,539	784	17.3%
Total operating expenses	4,975	8,200	3,225	39.3%
Operating loss	(4,975)	(8,200)	3,225	39.3%
Other (Expense) Income, Net:
Interest income	16	96	(80)	-83.3%
Interest expense	(2,557)	(740)	(1,817)	-245.5%
Loss on debt extinguishment	(729)	-	(729)	-100.0%
Total other (expense), net	(3,270)	(644)	(2,626)	-407.8%
Loss before income taxes	(8,245)	(8,844)	599	6.8%
Income tax expense	-	-	-	0.0%
Net loss	$(8,245)	$(8,844)	$599	6.8%

Research and Development Expenses. Research and development expenses for the six months ended March 31, 2025 decreased $2,441,000 to $1,220,000 as compared to $3,661,000 for the six months ended March 31, 2024. We reduced our headcount by nine and reduced the use of external consultants to reduce the future cost of the development of our Bio-RFID™ technology. During the three months ended March 31, 2024, we developed generation 3.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended March 31, 2025 decreased $784,000 to $3,755,000 as compared to $4,539,000 for the six months ended March 31, 2024. The decrease was due to reduced insurance, stock based compensation, salaries and other expenses. As part of the selling, general and administrative expenses for the six months ended March 31, 2025 and 2024, we recorded $347,000 and $189,000, respectively, of investor relationship and business development expenses.

Other Income (Expense), Net. Other expense, net for the six months ended March 31, 2025 was $3,270,000 as compared to other expense net of $644,000 for the six months ended March 31, 2024. The other expense, net for the six months ended March 31, 2025 included interest income of $16,000, offset by interest expense of $2,557,000 and the loss on debt extinguishment of $729,000. The increase in interest expense is related to the extension and repricing of notes and warrants, default fees on Lind convertible note and amortization of issuance costs related to the Lind convertible note.

The other expense, net for the six months ended March 31, 2024 included interest income of $96,000, offset by interest expense of $740,000. The increase in interest expense is related to the extension of notes and warrants in February 2024.

Net Loss. Net loss for the six months ended March 31, 2025 was $8,245,000 as compared to $8,844,000 for the six months ended March 31, 2024. The net loss for the six months ended March 31, 2025 included non-cash expenses of $4,427,000. The non-cash items include (i) depreciation and amortization of $17,000; (ii) stock based compensation-stock options of $1,144,000; (iii) amortization of operating lease right-of-use asset of $56,000; (iv) loss on debt extinguishment of $728,000; (v) interest expense for default of convertible notes of $749,000; (vi) interest expense for repricing of warrants $234,000; (vii) interest expense for extension of warrants of $513,000; and (viii) amortization of debt issuance costs of $986,000.

The net loss for the six months ended March 31, 2024 included non-cash expenses of $2,462,000. The non-cash items include (i) depreciation and amortization of $38,000; (ii) stock based compensation- stock options of $1,316,000; (iii) issuance of common stock for services of $277,000; (iv) amortization of operating lease right-of-use asset of $136,000, (v) amortization of debt issuance costs of $100,000 and (vi) interest expense for extension of notes and warrants of $595,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2025, we have cash and cash equivalents of $444,000 and a net working capital deficit of approximately $6,190,000. We anticipate that we will record losses from operations for the foreseeable future. We believe that we have enough available cash to operate until June 30, 2025. As of March 31, 2025, our accumulated deficit was $147,037,000 and net losses in the amount of $8,245,000, $16,582,000 and $15,289,000 during the six months ended March 31, 2025 and the years ended September 30, 2024 and 2023, respectively.

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

On December 12, 2024, the we entered into subscription agreements with certain investors (for a registered direct offering of 31,250 units consisting of one share of our common stock, and one warrant to purchase one share of Common Stock at an exercise price equal to $9.60 per share of Common Stock at an offering price of $9.60 per Unit, for an aggregate purchase price of $300,000. The aggregate gross proceeds to us from the Offering was approximately $300,000, before deducting fees payable to the placement agent and advisors and other estimated offering expenses payable by us, and excluding the proceeds from any exercise of the Warrants.

On December 31, 2024, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, as sales agent, pursuant to which we may, from time to time, offer and sell shares of its common stock, through or to JonesTrading as its sales agent or manager. We issued 379,451 shares and received proceeds of $510,705 during the six months ended March 31, 2025.

The proceeds of warrants currently outstanding, to the extent not exercised on a cashless basis, may generate potential proceeds. We cannot provide assurance that any of these warrants will be exercised.

Operating Activities

Net cash used in operating activities for the six months ended March 31, 2025 and 2024 was $3,198,000 and $7,048,000, respectively. The net cash used in operating activities for the six months ended March 31, 2025 was primarily related to (i) a net loss of $8,245,000; offset by (ii) working capital changes of $620,000; and (iii) non-cash expenses of $4,427,000. The non-cash items include (iv) depreciation and amortization of $17,000; (v) stock based compensation-stock options of $1,144,000; (vi) amortization of operating lease right-of-use asset of $56,000; (vii) loss on debt extinguishment of $728,000; (viii) interest expense for default of convertible notes of $749,000; (ix) interest expense for repricing of warrants $234,000; (x) interest expense for extension of warrants of $513,000; and (xi) amortization of debt issuance costs of $986,000.

The net cash used in operating activities for the six months ended March 31, 2024 was primarily related to (i) a net loss of $8,844,000; (ii) working capital changes of $666,000; and offset by (iii) non-cash expenses of $2,462,000. The non-cash items include (iv) depreciation and amortization of $38,000; (v) stock based compensation- stock options of $1,316,000; (vi) issuance of common stock for services of $277,000; (vii) amortization of operating lease right-of-use asset of $136,000; (viii) amortization of debt issuance costs of $100,000; and (ix) interest expense for extension of notes and warrants of $595,000.

Investing Activities

Net cash used in investing activities for the six months ended March 31, 2025 and 2024 was $0 and $13,000, respectively. These amounts were primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the for the six months ended March 31, 2025 and 2024 was $531,000 and $3,746,000, respectively. The net cash provided by financing activities for the six months ended March 31, 2025 was primarily related to (i) proceeds from the issuance of common stock, net of $300,000; (ii) proceeds from At The Market common stock offering of $511,000; (iii) proceeds from a debt offering of $200,000; and offset by (iv) repayment of note payable of $480,000. The equity and debt offerings and repayment of notes payable were previously discussed.

Net cash provided by financing activities for the for the six months ended March 31, 2024 was $3,746,000. The net cash provided by financing activities for the six months ended March 31, 2024 was primarily related to the proceeds from debt offering of $3,806,000 less expenses of $262,000 and issuance of common stock for a common stock offering, net of expenses of $203,000. On February 27, 2024, we (a) entered into a securities purchase agreement with the selling stockholder pursuant to which we may issue to the selling stockholder one or more senior convertible notes in the aggregate principal amount of up $14,400,000 for an aggregate purchase price equal to up to $12,000,000 and common stock purchase warrants and (b) issued the Note and the Warrant to the selling stockholder in exchange for a purchase price of $4,000,000. On October 26, 2023, we closed an offering of our common stock pursuant to which we sold 22,077 shares of common stock, at a purchase price of $10.00 per share. After deducting underwriting commissions and other offering expenses, we received net proceeds of $203,000.

Our contractual cash obligations as of March 31, 2025 are summarized in the table below:

Contractual Cash Obligations (1)	Total	1 Year	1-3 Years
Operating leases	$326,047	$129,863	$196,184
Convertible notes payable	5,729,966	5,729,966	-
	$6,056,013	$5,859,829	$196,184

(1)

Convertible notes payable reflects $4,966,065 ($5,729,966 before adjustments for debt extinguishment accounting and debt issuance costs) that can be converted into common stock upon demand. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID” technologies. None of the expenditures are contractual obligations as of March 31, 2025.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of March 31, 2025 and September 30, 2024 are based upon the short-term nature of the assets and liabilities.

We have a money market account which is considered a Level 1 asset. The balance as of March 31, 2025 and September 30, 2024 was $58,000 and $2,942,000, respectively. No other assets or liabilities are required to be recorded at fair value on a recurring nature.

Derivative Financial Instruments. Pursuant to ASC 815 “Derivatives and Hedging”, we evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. We then determine if embedded derivative must be bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, we use a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. We determined that the conversion features for purposes of bifurcation within convertible notes payable issued during 2020 and 2021 were immaterial and as of March 31, 2025 all such convertible notes have been converted to common stock.

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

We had no holdings of derivative financial or commodity instruments as of March 31, 2025.

We are exposed to financial market risks, including changes in interest rates. We do not use any financial instruments for speculative or trading purposes. Fluctuations in interest rates would not have a material effect on our financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures are effective at the reasonable assurance level.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

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

Subsequent to filing our Form 10-K for the year ended September 30, 2024 and other filings with the Securities and Exchange Commission, there are additional and/or updated risks factors below that you should carefully consider as well as the risk factors described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2024 and the risk factors contained in our subsequent Quarterly Reports on Form 10-Q and any registration statements that we file with the Securities and Exchange Commission. We expect to update these Risk Factors from time to time in the periodic and current reports that we file with the Securities and Exchange Commission after the date of this Form 8-K.

Risks Related to Ownership of Our Common Stock

Exhaustion of our authorized shares of Common Stock.

As of the date of this report, we have exhausted all of our authorized shares of Common Stock and are unable to issue any additional shares of Common Stock. The exhaustion of authorized shares presents significant risks, including but not limited to, affecting our ability to raise capital, meet contractual obligations under outstanding preferred stock and convertible debt agreements, maintain stock liquidity, avoid dilution concerns, comply with regulatory requirements, and execute strategic initiatives.

Until we are able to hold a meeting of stockholders to amend our Articles of Incorporation, as amended (“Articles”), and increase our authorized common shares, we may be unable to raise additional capital through equity and debt offerings, thereby limiting our capacity to finance operations,  new projects, acquisitions, expansion initiatives, or meet our current obligations under our outstanding preferred stock and convertible debt agreements.

Because we have no remaining authorized shares of Common Stock left to issue, we must amend our articles of incorporation.

We are, and will continue to be, unable to issue more shares of our Common Stock without amending our articles of incorporation to increase the number authorized shares. This procedure will necessitate holding a special meeting of our stockholders to seek approval to amend our Articles in order to increase our authorized shares of Common Stock which can be both time-consuming and costly as we will need to file a Schedule 14A proxy statement. Furthermore, there is uncertainty as to whether our stockholders will approve amending our Articles because it could lead to concerns among our existing stockholders regarding potential dilution of their holdings, as increasing the number of authorized shares might reduce their ownership percentage and voting power.

Exhaustion of our authorized shares of Common Stock may negatively impact the liquidity of our Common Stock.

Because we have issued all of our authorized shares of Common Stock, the liquidity of our issued and outstanding shares of Common Stock may be adversely affected. With no shares of Common Stock available for issuance, the market supply of our Common Stock remains static at this time, which can lead to increased volatility and challenges for investors seeking to buy or sell shares of our Common Stock at desired prices. Reduced liquidity may also deter institutional investors and negatively impact our stock price.

The exercise and conversion prices of securities subject to price adjustments, including certain warrants, outstanding convertible notes payable and our preferred stock may require further adjustment.

If in the future we sell our common stock at a price below $9.60 per share, the conversion price of (i) the outstanding shares of Series C and D Convertible Preferred Stock; (ii) promissory notes convertible into shares of our common stock; and (iii) warrants to purchase shares of common stock would adjust below $9.60 per share. The Company has the option to repay Lind in cash or common stock. Should we make our monthly payments in common stock, there may be a price adjustment.

We owe Clayton A. Struve, a significant stockholder, $1,071,000 under convertible promissory or OID notes under convertible promissory or OID notes. Mr. Struve also holds shares of Series C and D Convertible Preferred Stock and warrants to purchase shares of common stock. The potential repricing adjustments that these convertible securities are entitled to may not be permitted without increasing our authorize common stock.

We owe Ronald P. Erickson and J3E2A2Z, an entity affiliated controlled by Ronald P. Erickson $1,184,066 under convertible promissory notes. The potential repricing adjustments that these convertible securities are entitled to may not be permitted without increasing our authorized common stock.

We are currently in default of our convertible note with Lind Global Fund II, LP.

We are currently in default of that certain senior convertible note issued to Lind Global Fund II, LP as the result of having exhausted our authorized common stock and we may be subject to further default. Upon the occurrence of any event of default, the notes will become immediately due and payable and the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of each note, in addition to any other remedies under the note or the other transaction documents. Events of default include, among others, the Company’s failure to make any note payment when due, a default in any indebtedness or adverse judgements in excess of $250,000, our failure to instruct its transfer agent to issue unlegended certificates, the Company’s shares of common stock no longer being public traded or listed on a national securities exchange, any stop order or trading suspension restricting the trading in our common stock, and our market capitalization is below $15 million for consecutive 10 days.

There is substantial doubt relating to our ability to continue as a going concern.

We have recurring net losses, which have resulted in an accumulated deficit of $147,037,000 as of March 31, 2025. At March 31, 2025, we had cash and cash equivalents of $444,000. We have concluded that these factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the March 31, 2025 financial statements. Now that we have exhausted our authorized shares of common stock, we will be unable to continue to seek to raise additional working capital through public equity, private equity or convertible debt financings. If we fail to raise additional working capital, or do so on commercially unfavorable terms, it would materially and adversely affect our business, prospects, financial condition and results of operations, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

Summary of Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks summarized below. These risks are discussed more fully in the “Risk Factors” section immediately following this summary. These risks include, but are not limited to, the following:

Risks Related to Our Business and Industry

•	We might not be able to continue as a going concern. We believe that our cash on hand will be sufficient to fund our operations at least through June 30, 2025.

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

•

We have exhausted all authorized common stock. Until we hold a meeting of Stockholders we have no authorized stock to issue which may result in default under certain outstanding convertible securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2025, we had the following sales of unregistered sales of equity securities:

During the six months ended March 31, 2025, we issued 428,573 shares of our common stock at $1.74 per share related to a principal payment of convertible debt settled with a common stock issuance for a total value of $746,001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)	Exhibits

Exhibit No.	Description
3.1	Certificate of Change filed with the Secretary of State of the State of Nevada on February 10, 2025 (incorporated by reference to the Company’s Form 8-K, filed February 18, 2025)
4.1†	2021 Know Labs Inc. Equity Incentive Plan, as amended (incorporated by reference to Company’s Current Report on Form 8-K, filed October 30, 2024)
10.1

Capital on Demand Sales Agreement, dated December 31, 2024, by and between Know Labs, Inc. and JonesTrading Institutional Services LLC (incorporated by reference to the Company's Current Report on Form 8-K, filed January 2, 2025)

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

KNOW LABS, INC.

(Registrant)

Date: May 14, 2025	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Peter J. Conley
Peter J. Conley
Chief Financial Officer
(Principal Financial and Accounting Officer)

