Form 10-Q
period 2025-06-30
KNOW LABS, INC.
filed 2025-08-05
CIK 1074828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of common stock, $0.001 par value, issued and outstanding as of August 5, 2025: 7,497,948 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ITEM 1. FINANCIAL STATEMENTS

KNOW LABS, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30, 2025	September 30, 2024 (1)
ASSETS	Unaudited

CURRENT ASSETS:
Cash and cash equivalents	$172,503	$3,110,755
Total current assets	172,503	3,110,755

PROPERTY AND EQUIPMENT, NET	42,588	66,796

OTHER ASSETS
Other assets	24,174	149,174
Operating lease right-of-use asset	253,302	337,703

TOTAL ASSETS	$492,567	$3,664,428

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$890,020	$552,680
Accrued expenses	385,745	101,582
Accrued expenses - related parties	130,607	84,573
Current portion of convertible notes payable, net	1,993,851	2,855,058
Current portion of convertible notes payable - related parties	1,603,828	1,460,926
Current portion of operating lease right-of-use liability	127,971	108,560
Total current liabilities	5,132,022	5,163,379

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	152,744	249,728
Non-current portion of convertible notes payable, net	-	407,522
Total liabilities	5,284,766	5,820,629

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS DEFICIT
Preferred stock - $0.001 par value, 5,000,000 shares authorized, Series C, D and H shares issued and outstanding as follows:
Series C Convertible Preferred stock $0.001 par value, 30,000 shares authorized,
17,858 shares issued and outstanding at 6/30/2025 and 9/30/2024, respectively	1,790	1,790
Series D Convertible Preferred stock $0.001 par value, 20,000 shares authorized,
10,161 shares issued and outstanding at 6/30/2025 and 9/30/2024, respectively	1,015	1,015
Series H Convertible Preferred stock $0.001 par value, 30,000 shares authorized,
16,916 shares issued and outstanding at 6/30/2025 and 9/30/2024, respectively	1,184,066	-
Common stock - $0.001 par value, 7,500,000 shares authorized, 7,497,948 and
2,702,444 shares issued and outstanding at 6/30/2025 and 9/30/2024, respectively (2)	117,058	108,021
Additional paid in capital	144,627,274	136,468,855
Accumulated deficit	(150,723,402)	(138,735,882)
Total stockholders' deficit	(4,792,199)	(2,156,201)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$492,567	$3,664,428

(1)	Derived from the audited consolidated balance sheet.
(2)	Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 40 reverse stock split that became effective on February 19, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended,		Nine Months Ended,
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	Unaudited	Unaudited	Unaudited	Unaudited
OPERATING EXPENSES-
RESEARCH AND DEVELOPMENT EXPENSES	$238,612	$1,348,985	$1,458,921	$5,010,618
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,015,733	2,486,846	4,770,181	7,025,503
Total operating expenses	1,254,345	3,835,831	6,229,102	12,036,121
OPERATING LOSS	(1,254,345)	(3,835,831)	(6,229,102)	(12,036,121)

OTHER INCOME (EXPENSE), NET
Interest income	1,409	30,619	17,764	126,872
Interest expense	(275,665)	(298,248)	(2,833,509)	(1,038,499)
Loss on debt settlements	-	-	(728,298)	-
Total other expense, net	(274,256)	(267,629)	(3,544,043)	(911,627)

LOSS BEFORE INCOME TAXES	(1,528,601)	(4,103,460)	(9,773,145)	(12,947,748)

Income tax expense	-	-	-	-

NET LOSS	(1,528,601)	(4,103,460)	(9,773,145)	(12,947,748)

Deemed dividends on Series C, D and H Preferred Stock	(2,158,161)	(100,045)	(2,214,375)	(262,283)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,686,762)	$(4,203,505)	$(11,987,520)	$(13,210,031)

Basic and diluted loss per share	$(0.55)	$(2.02)	$(2.92)	$(6.42)

Weighted average shares of common stock outstanding- basic and diluted (1)	6,716,252	2,075,972	4,111,922	2,057,873

(1)	Information pertaining to the number of shares outstanding and per share data gives retroactive effect to a 1 for 40 reverse stock split that became effective on February 19, 2025.

 The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

Unaudited

	Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series H Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders' Equity/
	Shares	$	Shares	$	Share	$	Shares (1)	$	Capital	Deficit	(Deficit)
Balance as of October 1, 2023	17,858	$1,790	10,161	$1,015	-	-	2,008,961	$80,358	$125,501,537	$(121,840,788)	$3,743,912
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	699,246	-	699,246
Issuance of common stock for services	-	-	-	-	-	-	2,625	105	26,145	-	26,250
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	-	-	63,629	(63,629)	-
Isssuance of common stock for common stock offering	-	-	-	-	-	-	22,077	884	202,221	-	203,105
Net loss	-	-	-	-	-	-	-	-	-	(3,446,624)	(3,446,624)
Balance as of December 31, 2023	17,858	1,790	10,161	1,015	-	-	2,033,663	81,347	126,492,778	(125,351,041)	1,225,889
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	616,317	-	616,317
Issuance of common stock for services	-	-	-	-	-	-	8,712	347	170,413	-	170,760
Issuance of common stock for exercise of warrants	-	-	-	-	-	-	17,871	715	(715)	-	-
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	-	-	98,609	(98,609)	-
Expenses for extension of notes and warrants	-	-	-	-	-	-	-	-	594,761	-	594,761
Issuance of shares and warrants in connection with debt offering	-	-	-	-	-	-	2,558	103	1,035,860	-	1,035,963
Net loss	-	-	-	-	-	-	-	-	-	(5,397,664)	(5,397,664)
Balance as of March 31, 2024	17,858	1,790	10,161	1,015	-	-	2,062,804	82,512	129,008,023	(130,847,314)	(1,753,974)
Stock compensation expense - employee options	-	-	-	-	-	-		-	1,015,953	-	1,015,953
Issuance of common stock for exercise of warrants	-	-	-	-	-	-	2,713	108	(108)	-	-
Common stock dividends on Series C and D Preferred Stock	-	-	-	-	-	-	80,038	3,202	(3,202)	-	-
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	-	-	100,045	(100,045)	-
Issuance of common stock for debt payment	-	-	-	-	-	-	13,667	547	239,453	-	240,000
Net loss	-	-	-	-	-	-	-	-	-	(4,103,460)	(4,103,460)
Balance as of June 30, 2024	17,858	1,790	10,161	1,015	-	-	2,159,222	86,369	130,360,164	(135,050,819)	(4,601,481)

Balance as of October 1, 2024	17,858	1,790	10,161	1,015	-	-	2,702,444	108,021	136,468,855	(138,735,882)	(2,156,201)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	550,703	-	550,703
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	-	-	32,552	(32,552)	-
Isssuance of common stock for common stock offering	-	-	-	-	-	-	31,250	1,250	298,750	-	300,000
Issuance of common stock for debt payment	-	-	-	-	-	-	45,455	1,818	238,182	-	240,000
Repricing of convertible notes payable and warrants	-	-	-	-	-	-	-	-	1,302,607	-	1,302,607
Extension of warrants	-	-	-	-	-	-	-	-	513,499	-	513,499
Net loss	-	-	-	-	-	-	-	-	-	(4,665,508)	(4,665,508)
Balance as of December 31, 2024	17,858	1,790	10,161	1,015	-	-	2,779,149	111,089	139,405,148	(143,433,942)	(3,914,900)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	593,681	-	593,681
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	-	-	23,662	(23,662)	-
Isssuance of common stock for At The Market common stock offering	-	-	-	-	-	-	379,451	1,628	509,077	-	510,705
Issuance of common stock for debt payment	-	-	-	-	-	-	383,118	384	505,617	-	506,001
Impact of reverse stock split due to rounding	-	-	-	-	-	-	(11)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(3,579,036)	(3,579,036)
Balance as of March 31, 2025	17,858	1,790	10,161	1,015	-	-	3,541,707	113,101	141,037,185	(147,036,640)	(5,883,549)
Issuance of common stock for services	-	-	-	-	-	-	400,000	400	175,600	-	176,000
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	-	-	24,998	(24,998)	-
Isssuance of common stock for At The Market common stock offering	-	-	-	-	-	-	1,329,276	1,330	772,588	-	773,918
Issuance of common stock for debt payment	-	-	-	-	-	-	2,226,965	2,227	850,369	-	852,596
Issuance of Series H Convertible Preferred Stock	-	-	-	-	16,916	1,184,066	-	-	702,335	-	1,886,401
Deemed dividend due to repricing of Series C, D and H Preferred Stock	-	-	-	-	-	-	-	-	1,064,199	(2,133,163)	(1,068,964)
Net loss	-	-	-	-	-	-	-	-	-	(1,528,601)	(1,528,601)
Balance as of June 30, 2025	17,858	$1,790	10,161	$1,015	16,916	1,184,066	7,497,948	$117,058	$144,627,274	$(150,723,402)	$(4,792,199)

(1)	Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 40 reverse stock split that became effective on February 19, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended,
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,773,145)	$(12,947,748)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	24,208	59,009
Stock based compensation - stock option grants	1,144,384	2,331,516
Issuance of common stock for services	176,000	277,010
Amortization of operating lease right-of-use asset	84,401	162,647
Loss on debt extinguishment	728,298	-
Interest expense for default of convertible notes	748,600	-
Interest expense for repricing of warrants	233,644	-
Interest expense for extension of notes and warrants	513,499	594,761
Amortization of debt issuance costs	1,040,872	375,859
Changes in operating assets and liabilities:
Other long-term assets	125,000	(143,478)
Operating lease right-of-use liability	(77,573)	(150,329)
Accounts payable - trade and accrued expenses	542,937	(133,011)
NET CASH USED IN OPERATING ACTIVITIES	(4,488,875)	(9,573,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of research and development equipment	-	(66,352)
NET CASH USED IN INVESTING ACTIVITIES:	-	(66,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(480,000)	-
Proceeds from debt offering	200,000	3,805,699
Proceeds from Original Issuance Notes	246,000	-
Payments for debt offering	-	(262,450)
Proceeds from issuance of common stock offering, net	300,000	203,105
Proceeds from At The Market common stock offering	1,284,623	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,550,623	3,746,354

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,938,252)	(5,893,762)

CASH AND CASH EQUIVALENTS, beginning of period	3,110,755	8,023,716

CASH AND CASH EQUIVALENTS, end of period	$172,503	$2,129,954

Supplemental disclosures of cash flow information:
Interest paid	$41,000	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash financing activity:
Deemed dividends on Series C, D and H Preferred Stock	$2,214,375	$262,283
Common stock issued for debt payment	$1,598,597	$240,000
Warrants issued for debt offering	$-	$1,536,743
Conversion of notes payable into Series H convertible preferred stock	$1,886,401	$-

The accompanying notes are an integral part of these consolidated financial statements.

KNOW LABS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by Know Labs, Inc. (“the Company,” “us,” “we,” or “our”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included.

These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission on November 14, 2024 and as amended on December 10, 2024. The results of operations for the nine months ended June 30, 2025 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

1. ORGANIZATION

Know Labs, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 1998. As of June 30, 2025, the Company has authorized 12,500,000 shares of capital stock, of which 7,500,000 are shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares of preferred stock, par value $0.001 per share.

The Company is focused on the development and commercialization of our proprietary sensor technology utilizing radio and microwave spectroscopy. When paired with our machine learning platform, our technology is capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify, and measure the unique “signature” of said materials or analytes.  The technology has potential uses in both medical diagnostic and industrial applications.

Our initial focus for the first application of our platform sensor technology has been a product to non-invasively monitor blood glucose levels. Our device would provide the user with real-time information on their blood glucose levels.  We launched the Generation 2 working prototype device during the year ended September 30, 2024. This device embodies the sensor which has been used in internal clinical testing.  The device will be refined over time and will require significant human clinical testing and FDA clearance prior to entering the market, an activity requiring significant capital. Meanwhile the Company has advanced its work on industrial applications., We have recently initiated formal activities to license our platform technology across all fields of use.  This activity, the Know Labs Technology Licensing (KTL) program, was announced earlier this calendar year.

Securities Purchase Agreement

On June 5, 2025, the Company entered into a Securities Purchase Agreement with Goldeneye 1995 LLC, a Nevada limited liability company (“Buyer”), whereby the Company has agreed to issue an amount of shares of the Company’s common stock to the Buyer in a private placement equal to the per share purchase price of $0.335.  The aggregate purchase price for the shares to be purchased by Goldeneye at the closing of the private placement is an amount equal to: (i) 1,000 Bitcoin plus (ii) a cash amount of no less than $12 million and up to $15 million.

The closing is subject to the satisfaction or, to the extent permitted by law, the waiver of certain conditions including, among other things, (i) the Company’s stockholders shall have approved the Company Stockholder Matters, (ii) the Company shall have filed the amendment to the Company Charter, (ii) the Company’s current holders of shares of Series C and D Convertible Preferred Stock shall have converted all shares of Series C and D Preferred Stock into the Common Stock, (iii) the termination of certain Company contracts, (iv) the termination of certain liens of the Company, (v) the repayment of the Closing Indebtedness (as defined in the Purchase Agreement), (vi) no law or order preventing the private placement and the other transactions contemplated by the Purchase Agreement, (vii) the Common stock shall have been designated for quotation or listed on the New York Stock Exchange American LLC and shall not have been suspended by the SEC or the Principal Market from trading on the Principal Market, (viii) the Company shall have obtained all governmental, regulatory or third party consents and approvals, if any, necessary for the sale of the Common Stock, (ix) the Company shall have amended certain employment agreements, (x) the consent and waiver of rights from Lind Global Fund II LP shall remain in full force and effect, (xi) the terms of the lease shall be amended in accordance with the Purchase Agreement and (xi) other customary closing conditions.

In connection with the private placement discussed above, on July 28, 2025 the Company and the Buyer entered into a Promissory Note pursuant to which the Buyer has agreed to loan the Company an aggregate amount of up to $350,000, to be paid as follows:

•	an initial term loan in the principal amount of $90,000 upon the Effective Date; and

•	additional term loans during the term from the Effective Date through the Maturity Date (as defined below), in the principal amount of up to $260,000.

The Bridge Loan will be due and payable in full, together with all accrued and unpaid interest thereon on the earlier of (i) January 28, 2026 or (ii) demand by the Buyer. Additionally, the Bridge Loan will accrue interest on a daily basis at a rate equal to 12% per annum, on the unpaid principal balance of the Bridge Loan then outstanding.

In the event that the Company (i) fails to pay timely any of the principal or accrued interest due under the Bridge Note, (ii) files any petition or action for relief under any bankruptcy, reorganization, insolvency or moratorium law or any other law for the relief of, or relating to, debtors, now or hereafter in effect, or makes any assignment for the benefit of creditors or takes any corporate action in furtherance of any of the foregoing or (iii) an involuntary petition is filed against Borrower (unless such petition is dismissed or discharged within 60 days under any bankruptcy statute now or hereafter in effect, or a custodian, receiver, trustee, assignee for the benefit of creditors (or other similar official) is appointed to take possession, custody or control of any property of the Company upon such Event of Default, at the option of the Buyer, the Bridge Loan may accelerate and all principal and unpaid accrued interest shall become immediately due and payable.

2. LIQUIDITY AND GOING CONCERN

The Company has cash and cash equivalents of $172,503 and a net working capital deficit of $4,959,519 as of June 30, 2025. The Company anticipates that it will record losses from operations for the foreseeable future. The Company’s ability to transition profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The Company believes that it has enough available cash and flexibility with its operating expenses to operate under the Promissory Note until the expected closing of the private placement discussed in Note 1. The private placement is expected to close in August 2025.

On December 31, 2024, the Company entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, as sales agent, pursuant to which the Company may, from time to time, offer and sell shares of its common stock, through or to JonesTrading as its sales agent or manager.

The offer and sale of the Shares will be made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-276246) filed with the U.S. Securities and Exchange Commission on December 22, 2023 and declared effective by the SEC on January 11, 2024, as supplemented by a prospectus supplement dated December 31, 2024 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. Pursuant to the Prospectus Supplement, the Company may offer and sell up to a maximum of $5,000,000 of Shares under the Sales Agreement. The Company issued 1,708,124 shares and received proceeds of $1,269,212 during the nine months ended June 30, 2025. The Capital on Demand Sales Agreement is not being utilized as of June 30, 2025.

The proceeds of warrants currently outstanding, to the extent not exercised on a cashless basis, may generate potential proceeds. We cannot provide assurance that any of these warrants will be exercised.

Management of the Company intends to raise additional funds through the issuance of equity securities or debt. The Company is currently working on some capital fund raising transactions including the Securities Purchase Agreement described in Note 1. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. As a result, the substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The accompanying unaudited consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

3. SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation – These consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Particle. Intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s current research and development efforts are primarily focused on improving its radio frequency spectroscopy technology; extending its capacity and developing new and unique applications for this technology. The Company believes that continued development of new and enhanced technologies is essential to its future success. The Company incurred expenses of $238,612 and $1,348,985 for the three months ended June 30, 2025 and 2024, respectively, on development activities.  The Company incurred expenses of $1,458,921 and $5,010,618 for the nine months ended June 30, 2025 and 2024, respectively, on development activities.

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs were $0 and $40,001 for the three months ended June 30, 2025 and 2024, respectively. Advertising and marketing costs were $10,000 and $144,366 for the nine months ended June 30, 2025 and 2024, respectively.

Fair Value Measurements and Financial Instruments – Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 – Quoted prices in active markets for identical assets and liabilities;

Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts payable, accrued expenses and accrued expenses - related parties approximate the fair value of the respective assets and liabilities as of June 30, 2025 and September 30, 2024 are based upon the short-term nature of the assets and liabilities. The fair value of the Company’s convertible notes payable are not readily available given the terms and conditions, including the conversion features, are complex.

The Company has a money market account which is considered a Level 1 asset. The balances as of June 30, 2025 and September 30, 2024 were $58,662 and $2,941,616, respectively. No other assets or liabilities are required to be recorded at fair value on a recurring basis.

Derivative Financial Instruments – Pursuant to ASC 815, Derivatives and Hedging, the Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company then determines if an embedded derivative must be bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the consolidated balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the consolidated balance sheet date.

The Company determined that the conversion features for purposes of bifurcation within its currently outstanding convertible notes payable were immaterial and there was no derivative liability to be recorded as of June 30, 2025 and September 30, 2024.

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

Net Loss per Share – Under the provisions of ASC 260, Earnings Per Share, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Deemed dividends to preferred shareholders increase the net loss available to common shareholders and impact the net loss per share calculation.

As of June 30, 2025, the Company had 7,497,948 shares of common stock issued and outstanding. As of June 30, 2025, there were options outstanding for the purchase of 14,500 shares of our common stock, warrants for the purchase of 1,204,731 shares of the Company’s common stock, 11,103,824 shares of our common stock issuable, collectively, upon the conversion of the Company’s Series C, D and H Convertible Preferred Stock, and approximately 715,761 shares of our common stock, collectively, reserved to pay accrued dividends on the Company’s Series C and D Convertible Preferred Stock. In addition, the Company currently has 10,598,209 shares of the Company’s common stock that are issuable upon conversion of convertible debentures of $3,597,679. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the June 30, 2025, calculation of net loss per share because their impact is antidilutive.

As of June 30, 2024, the Company had 2,159,222 shares of common stock issued and outstanding. As of June 30, 2024, there were options outstanding for the purchase of 751,803 shares of the Company’s common stock, warrants for the purchase of 645,412 shares of the Company’s common stock, 202,709 shares of the Company’s common stock issuable, collectively, upon the conversion of our Series C and D Convertible Preferred Stock, and approximately 7,978 shares of the Company’s common stock, collectively, reserved to pay accrued dividends on our Series C and D Convertible Preferred Stock. In addition, the Company currently has 225,507 shares of its common stock at the current price of $10.00 per share reserved and are issuable upon conversion of convertible debentures of $2,761,931 and 114,300 shares of its common stock at the current price of $40.00 per share reserved and are issuable upon conversion of convertible debentures of $4,572,000.  Further, under the current terms of our Series C and D Convertible Preferred Stock, and assuming no changes in the ownership thereof, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 4,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock.  All of the foregoing shares could potentially dilute future earnings per share but are excluded from the June 30, 2024, calculation of net loss per share because the impact is antidilutive.

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the three and nine months ended June 30, 2025 and 2024 and comprehensive loss for those periods.

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

Recent Accounting Pronouncements

Based on the Company’s review of accounting standard updates recently issued, those standards not yet required to be adopted and proposed standards for the future, the Company does believe such items are not expected to have a material impact on the Company’s consolidated financial statements.

4. PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2025 and September 30, 2024 was comprised of the following:

	Estimated Useful Lives	June 30, 2025	September 30, 2024
Machinery and equipment	2-3 years	$279,683	$279,683
Furniture and fixtures	3 years	21,367	21,366
Less: accumulated depreciation		(258,462)	(234,253)
		$42,588	$66,796

Total depreciation expense was $7,163 and $20,642 for the three months ended June 30, 2025 and 2024, respectively. Total depreciation expense was $24,208 and $59,009 for the nine months ended June 30, 2025 and 2024, respectively.

5. LEASES

Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. Right of use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The incremental borrowing taking into consideration the Company’s credit quality and borrowing rate for similar assets is used in determining the present value of future payments. Lease expense is recorded as general and administrative expenses on the Company’s consolidated statements of operations. The Company elected the package of transitional practical expedients, under which the Company (1) did not reassess whether any expired or existing contracts are or contain leases, (2) the Company did not reassess the lease classification for any expired or existing leases and (3) the Company did not reassess initial direct costs for any existing leases. Additionally, the Company elected the short-term lease recognition exemption for all leases that qualify, meaning it does not recognize right-of use assets or lease liabilities for those leases. The Company also elected the practical expedient to not separate lease and non-lease components for all asset classes. In the event the Company is reasonably certain to exercise the option to extend a lease, the Company will include the extended terms.

The Company has entered into operating leases for office and development facilities which range from two to three years and include options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use asses are recorded based upon the present value of the lease payments over the expected lease term. As of June 30, 2025 and September 30, 2024 total operating lease liabilities were $280,715 and $358,288, respectively. Right of use assets totaled approximately $253,302 and $337,703 at June 30, 2025 and September 30, 2024, respectively. In the three months ended June 30, 2025 and 2024 the Company recognized $33,037 and $28,289, respectively in total lease costs for the leases. In the nine months ended June 30, 2025 and 2024, the Company recognized $99,110 and $102,974, respectively in total lease costs for the leases. Cash paid for amounts included in the measurement of lease liabilities were $92,283 and $84,607, respectively, for the nine months ended June 30, 2025 and 2024. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was 25 months at June 30, 2025 and the weighted average discount rate was 7% as of June 30, 2025 and September 30, 2024.

The minimum future lease payments as of June 30, 2025 are as follows:

Year Ended June 30,
2026	$142,755
2027	147,281
2028	12,682
Total remaining payments	302,718
Less imputed interest	(22,003)
Total lease liability	$280,715

6. CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible notes payable as of June 30, 2025 and September 30, 2024 are summarized below:

	June 30, 2025	September 30, 2024
Convertible note- Clayton A. Struve	$1,603,828	$1,301,005
Convertible note- Ronald P. Erickson and affiliates	-	1,460,926
Convertible note - 1800 Diagonal Lending LLC	243,191	-
Lind Global Fund II LP	1,504,660	1,961,575
Convertible notes – other	246,000	-
	$3,597,679	$4,723,506

Long term	$-	$407,522
Short term - third party	1,993,851	1,554,053
Short term - related party	1,603,828	2,761,931
	$3,597,679	$4,723,506

Convertible Promissory Notes with Clayton A. Struve

The Company owes Clayton A. Struve, a significant stockholder, $1,603,828 under convertible promissory or OID notes. The Company recorded accrued interest of $107,192 and $101,852 as of June 30, 2025 and September 30, 2024, respectively. On September 15, 2023, the due dates on the notes were extended to September 30, 2024. The Company expensed $230,005 as loss on debt extinguishment during the three months ended December 31, 2023 related to the extension of the notes. On December 17, 2024, the due dates on the notes were further extended to September 30, 2025. The Company expensed $302,823 as loss on debt extinguishment during the nine months ended June 30, 2025 related to the extension of the notes.

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

Convertible Redeemable Promissory Notes with J3E2A2Z – Related Party

The Company owes Ronald P. Erickson and J3E2A2Z, an entity affiliated and controlled by Ronald P. Erickson owed $1,879,515 under convertible promissory notes. On March 16, 2018, the Company entered into a Note and Account Payable Conversion Agreement pursuant to which (a) all $664,233 currently owing under the J3E2A2Z Notes was converted to a Convertible Redeemable Promissory Note in the principal amount of $664,233, and (b) all $519,833 of the J3E2A2Z Account Payable was converted into a Convertible Redeemable Promissory Note in the principal amount of $519,833 together with a warrant to purchase up to 47,367 shares of our common stock for a period of five years. The initial exercise price of the warrants described above was $20.00 per share, also subject to certain adjustments. The Company recorded accrued interest of $130,608 as of June 30, 2025.

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

On October 22, 2024, the due dates on the notes were further extended to September 30, 2025 and increased the interest rate from 6% to 8%. The Company expensed $425,475 as interest during the nine months ended June 30, 2025 related to the extension of the notes. The Company recorded in convertible note payable the incremental value related to the conversion feature and as such, we recorded the extension value as an expense with an offset to convertible note payable. The extension value will be amortized to equity upon conversion.

On December 12, 2024, the Company sold units consisting of shares of common stock and warrants at $9.60 per unit, resulting in a down round triggering event lowering the conversion price of the Convertible Promissory Notes with Clayton A. Struve, Ronald P. Erickson and J3E2A2Z to that value from the original $10.00 conversion price resulting in approximately 376,000 additional shares that may potentially be issued to the holders of the convertible notes.

On June 2, 2025, the Company issued convertible instruments with a conversion below the $9.60 conversion price of the Convertible Promissory Notes with Clayton A. Struve. Pursuant to the terms of the convertible promissory note agreement, the exercise price was reduced from $9.60 per share to $0.335 per share resulting in approximately 3,085,000 additional shares that may potentially be issued to the holder of the convertible promissory notes.

Pursuant to their terms, the Convertible Promissory Notes are subject to repricing.

On June 2, 2025, the Company entered into a Promissory Note Conversion Agreement with J3E2A2Z LP, an entity affiliated with and controlled by Ronald P. Erickson, the Company’s Chief Executive Officer, and the holder of two convertible redeemable promissory notes, pursuant to which J3E2A2Z agreed to exchange $1,184,066 in aggregate principal owed to J3E2A2Z pursuant to the two outstanding Convertible Redeemable Promissory Notes, each dated January 31, 2018 into an aggregate 16,916 shares of Series H Convertible Preferred Stock.  Upon the consummation of the Conversion Agreement with J3E2A2Z for shares of the Company’s newly designed class of convertible preferred stock the J3E2A2Z Debt Amount will no longer be outstanding, however any accrued and unpaid interest shall remain outstanding due and payable under the J3E2A2Z Converted Notes.

J3E2A2Z received one share of Series H Convertible Preferred Stock for every $70.00 in principal converted under the Conversion Agreement. The Series H Convertible Preferred Stock is convertible into Company common stock at an initial conversion price of $0.335 per share, subject to potential future adjustment. The holder of Series H Convertible Preferred Stock is entitled to cast the number of votes equal to the number of shares of Company common stock into which the Series H Convertible Preferred Stock held by such holder are convertible, subject to a beneficial ownership limitation of 19.99%, unless stockholder approval is obtained. Each outstanding share of Series H Convertible Preferred Stock accrues cumulative dividends at a rate equal to 8.0% per annum of the stated value (currently $70.00, subject to adjustment as provided in the certificate of designation). Pursuant to the terms of the agreement, the Company recorded a deemed dividend of $679,020 upon conversion.

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

Issuance of note shares and warrant shares upon repayment or conversion of notes and exercise of warrants is subject to an ownership limitation equal to 4.99% of our outstanding shares of common stock; provided, that if Lind and its affiliates beneficially own in excess of 4.99% of our outstanding shares of common stock, then such limitation shall automatically increase to 9.99% so long as Lind and its affiliates own in excess of 4.99% of such common stock (and shall, for the avoidance of doubt,

Upon the occurrence of any event of default, the notes will become immediately due and payable and the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of each Note, in addition to any other remedies under the note or the other transaction documents. Events of default include, among others, the Company’s failure to make any note payment when due, a default in any indebtedness or adverse judgements in excess of $250,000, our failure to instruct its transfer agent to issue unlegended certificates, the Company’s shares of common stock no longer being public traded or listed on a national securities exchange, any stop order or trading suspension restricting the trading in our common stock, and our market capitalization is below $15 million for consecutive 10 days. On January 29, 2025, NYSE American publicly announced and provided a notice to the Company that the NYSE Regulation has suspended trading of, and determined to commence proceedings to delist, the Company’s common stock from NYSE American. NYSE Regulation has determined that the Company is no longer suitable for listing pursuant to Section 1003(f)(v) of the Company Guide due to the low selling price of the Common Stock. The Company recorded a one-time default penalty of $624,000 and $277,957 of interest expense during the nine months ended June 30, 2025.

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

The Company recorded $997,685 and $375,858 of amortization of debt issuance costs during the nine months ended June 30, 2025 and 2024 related to this security purchase agreement.

During the nine months ended June 30, 2025, the Company issued 2,655,538 shares of our common stock at an average price of $0.602 per share related to a principal payment of convertible debt settled with a common stock issuance for a total value of $1,598,557. During the nine months ended June 30, 2025, the Company made principal payments of $480,000 and interest payments of $24,000.

On December 12, 2024, the Company sold units consisting of shares of common stock and warrants at $9.60 per share, resulting in a down-round triggering event lowering the conversion price of the Senior Convertible Note with Lind to that value from the original $10.00 conversion price resulting in approximately 520,000 additional shares that may potentially be issued to the holder of the convertible notes.

On June 2, 2025, the Company issued convertible instruments with a conversion below the $9.60 conversion price of the Convertible Promissory Notes with Lind. Pursuant to the terms of the convertible promissory note agreement, the exercise price was reduced from $9.60 per share to $0.335 per share resulting in approximately 6,460,000 additional shares that may potentially be issued to the holder of the convertible promissory notes.

The warrants issued to Lind had similar down-round protection features as the Senior Convertible Note. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized interest expense of $233,644 during the three and nine months ended June 30, 2025.

Pursuant to their terms, the Convertible Promissory Notes are subject to repricing.

Promissory Note with 1800 Diagonal Lending LLC

On February 28, 2025, the Company entered into a Promissory Note with 1800 Diagonal Lending LLC, pursuant to which the Company issued a Promissory Note for $236,900 and received $200,000. The Note has a payoff balance of $265,328. The Company incurred expenses of $6,000, incurred an original interest discount of $30,000 and an interest expense of $28,428. The Promissory Note in unsecured and matures in December 2025. Accordingly, the Company recognized interest expense of $0 during the three and nine months ended June 30, 2025.

Original Issuance Discount Notes

During the three months ended June 30, 2025, the Company entered into Original Issuance Discount Notes with three investors for $200,000. The Notes have a payoff balance of $246,000. The Promissory Notes are due September 30, 2025 to December 31, 2025. The Promissory Notes provide for interest at 8%. The Company recognized interest expense of $1,523 during the nine months ended June 30, 2025.

7. EQUITY

Authorized Capital Stock

The following description summarizes important terms of the classes of our capital stock as of June 30, 2025. This summary does not purport to be complete and is qualified in its entirety by the provisions of our articles of incorporation as amended, restated and supplemented to date, or our articles of incorporation, and our second amended and restated bylaws, or our bylaws, which have been filed as exhibits to the Company Annual Report on Form 10-K filed with the SEC on November 14, 2024 and as amended on December 10, 2024.

Authorized Capital Stock. The Company’s authorized capital stock as of June 30, 2025 consists of:

☐	7,500,000 shares of common stock, par value $0.001 per share; and

☐	5,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which:

☐	30,000 shares have been designated as our Series C Convertible Preferred Stock, $0.001 par value per share;

☐	20,000 shares have been designated as our Series D Convertible Preferred Stock, $0.001 par value per share; and

☐	30,000 shares have been designated as our Series H Convertible Preferred Stock, $0.001 par value per share.

Outstanding Shares of Capital Stock. The Company’s common stock is the only security of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. All outstanding shares of the Company’s capital stock are fully paid and nonassessable. As of June 30, 2025, there were:

☐

7,497,948 shares of common stock issued and outstanding, held by holders of record; held by held by 164 stockholders of record. This number does not include approximately 5,000 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

☐	17,858 shares of Series C Convertible Preferred Stock issued and outstanding, held by one holder of record;

☐	10,161 shares of Series D Convertible Preferred Stock issued and outstanding, held by one holder of record; and

☐	16,916 shares of Series H Convertible Preferred Stock issued and outstanding, held by one holder of record.

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

Securities Subject to Price Adjustments

If in the future, the Company sells its common stock at a price below $0.335 per share, the conversion price of the outstanding shares of Series C, D and H Convertible Preferred Stock; (ii) promissory notes convertible into shares of our common stock; and (iii) warrants to purchase shares of common stock would adjust below $0.335 per share. The Company has the option to repay Lind in cash or common stock. Should we make our monthly payments in common stock, there may be a price adjustment.

Series C and D Convertible Preferred Stock, Warrants and Dividends

On August 5, 2016, the Company closed a Series C Convertible Preferred Stock and Warrant Purchase Agreement with Clayton A. Struve, an accredited investor for the purchase of $1,250,000 of preferred stock with a conversion price of $28.00 per share. The preferred stock has a cumulative dividend of 8% and an ownership blocker of 4.99%. Dividends are due and payable in cash when declared by the Company or when the stock is converted.  Series C Convertible Preferred stock is senior to Series D Convertible Preferred stock and is entitled to receive equal dividends paid to Series D. In addition, Mr. Struve received a five-year warrant to acquire 44,643 shares of common stock at $28.00 per share. The price of the Series C Convertible Preferred Stock and warrant and its conversion price, is currently $0.335 per share pursuant to the documents governing such instruments. As of June 30, 2025, Mr. Struve owns all of the 17,858 issued and outstanding shares of Series C Convertible Preferred Stock.  Each holder of Preferred Series C is allowed to vote as a common shareholder as if the shares were converted to common stock up to the ownership blocker of 4.99%. On June 5, 2025, the ownership blocker was increased to 9.9%.

In 2017 the Company closed a $750,000 Series D Convertible Preferred Stock and Warrant offering with Mr. Struve. As of June 30, 2025, Mr. Struve owns all of the 10,161 issued and outstanding shares of Series D Convertible Preferred Stock. Each outstanding share of Series D Convertible Preferred Stock will accrue cumulative cash dividends at a rate equal to 8.0% per annum, subject to adjustment as provided in the Series D Convertible Preferred Stock certificate of designations. Dividends are due and payable in cash when declared by the Company or when the stock is converted. The price of the Series D Convertible Preferred Stock and its conversion price is currently to $0.335 per share pursuant to the documents governing such instruments. Each holder of Preferred Series D is allowed to vote as a common shareholder as if the shares were converted to common stock up to the ownership blocker of 4.99%.  On June 5, 2025, the ownership blocker was increased to 9.9%.

Based upon the modified terms and conditions of our Series C and D Convertible Preferred Stock certificates of designations dated August 10, 2023, it was determined that Series C and D Convertible Preferred Stock dividends need to be accreted going forward. As of June 30, 2025, the Company has recorded $1,350,970 in cumulative deemed dividends related to Series C and D Convertible Preferred Stock which have not been paid, net of (i) $350,696 of accumulated dividends with respect to the Series D Convertible Preferred Stock that were settled for 35,070 shares of common stock on June 28, 2023 and (ii) $800,384 of accumulated dividends with respect to the Series C and D Convertible Preferred Stock that were settled for 80,038 shares of common stock on June 18, 2024. Mr. Struve is subject to an ownership blocker limiting his ownership to 4.99% of our outstanding shares of common stock and thus the number of common shares he can receive for dividends. On June 5, 2025, the ownership blocker was increased to 9.99%. Unpaid accreted stock dividends will be issued to Mr. Struve if he converts preferred stock or if the Board declares a dividend thereon, limited to his 9.99% ownership blocker. Pursuant to their terms, both Series C and Series D Convertible Preferred instruments are subject to repricing. On June 2, 2025, the Company issued convertible instruments with a conversion below the $9.60 conversion price of the Series C and D Convertible Preferred Stock. Upon the occurrence of the triggering event that resulted in a reduction of the conversion price, the Company measured the value of the effect of the conversion feature as the difference between the fair value of the Series C and D Convertible Preferred Stock without the down round feature or before the conversion price reduction and the fair value of the Series C and D Convertible Preferred Stock with a conversion price corresponding to the reduced conversion price upon the down round feature being triggered. Accordingly, the Company recognized a deemed dividend of $1,454,143 during the three months ended June 30, 2025 with a corresponding increase to additional paid in capital.

Series H Convertible Preferred Stock

On June 2, 2025, the Company entered into a Promissory Note Conversion Agreement with J3E2A2Z LP, an entity affiliated with and controlled by Ronald P. Erickson, the Company’s Chief Executive Officer, and the holder of two convertible redeemable promissory notes, pursuant to which J3E2A2Z agreed to exchange $1,184,066 in aggregate principal owed to J3E2A2Z pursuant to the two outstanding Convertible Redeemable Promissory Notes, each dated January 31, 2018 into an aggregate 16,916 shares of Series H Convertible Preferred Stock.  Upon the consummation of the Conversion Agreement with J3E2A2Z for shares of the Company’s newly designed class of convertible preferred stock the J3E2A2Z Debt Amount will no longer be outstanding, however any accrued and unpaid interest shall remain outstanding due and payable under the J3E2A2Z Converted Notes.

J3E2A2Z received one share of Series H Convertible Preferred Stock for every $70.00 in principal converted under the Conversion Agreement. The Series H Convertible Preferred Stock is convertible into Company common stock at an initial conversion price of $0.335 per share, subject to potential future adjustment. The holder of Series H Convertible Preferred Stock is entitled to cast the number of votes equal to the number of shares of Company common stock into which the Series H Convertible Preferred Stock held by such holder are convertible, subject to a beneficial ownership limitation of 19.99%, unless stockholder approval is obtained. Each outstanding share of Series H Convertible Preferred Stock accrues cumulative dividends at a rate equal to 8.0% per annum of the stated value (currently $70.00, subject to adjustment as provided in the certificate of designation). Pursuant to the terms of the agreement, the Company recorded a deemed dividend of $679,020 upon conversion.

Common Stock

Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted. Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.

Nine Months Ended June 30, 2025

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

The offer and sale of the Shares will be made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-276246) filed with the U.S. Securities and Exchange Commission on December 22, 2023 and declared effective by the SEC on January 11, 2024, as supplemented by a prospectus supplement dated December 31, 2024 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. Pursuant to the Prospectus Supplement, the Company may offer and sell up to a maximum of $5,000,000 of Shares under the Sales Agreement. The Company issued 1,708,124 shares and received proceeds of $1,269,212 during the nine months ended June 30, 2025. The Capital on Demand Sales Agreement is not being utilized as of June 30, 2025.

During the nine months ended June 30, 2025, the Company issued 2,655,538 shares of our common stock at $0.602 per share related to a principal payment of convertible debt settled with a common stock issuance for a total value of $1,598,597.

During the nine months ended June 30, 2025, The Company issued 400,000 shares of common stock to employees, directors and investors. The shares were valued at $0.44 per share and the Company expensed $176,000 related to the issuances.

Warrants to Purchase Common Stock

Nine Months Ended June 30, 2025

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

Warrants to purchase 63,504 shares of common stock at $50.48 per share were forfeited.

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

The Company recorded interest expense of $513,499 during the nine months ended June 30, 2025 related to the extension of the warrants.

A summary of the warrants outstanding as of June 30, 2025 were as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding October 1, 2024	1,233,547	$26.58
Issued	34,688	9.60
Exercised	-	-
Forfeited	(63,504)	(50.48)
Expired	-	-
Outstanding at end of period	1,204,731	$19.39

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2025:

	June 30, 2025
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining Life	Exercise Price	Shares	Exercise Price
Exercise Prices	Warrants	( In Years)	Outstanding	Exercisable	Exercisable
$0.335	344,110	3.83	$0.335	344,110	$0.335
$9.60-11.96	645,451	4.09	10.37	645,451	10.37
$48.00-74.00	99,301	0.65	55.26	99,301	55.26
$80.00-120.00	115,869	0.83	95.55	115,869	95.55
	1,204,731	1.74	$19.39	1,204,731	$19.39

The vested warrants of 1,204,731 had an aggregate intrinsic value $566,061 as of June 30, 2025.

8. STOCK INCENTIVE PLANS

On August 12, 2021, the Company established the Know Labs, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) which was adopted by the Company’s shareholders on October 15, 2021. On October 25, 2024, shareholders approved a Plan Amendment which increased the maximum number of shares of our common stock that may be delivered to participants under the 2021 Plan to 1,000,000 shares. Effective January 1, 2025, pursuant to the “evergreen” provisions of the 2021 Plan the maximum number of shares of Common Stock authorized under the Plan was increased by 50,000 Shares to 1,050,000.

Nine Months Ended June 30, 2025

During the nine months ended June 30, 2025, the Company issued stock option grants to one employee and a consultant for 8,250 shares at $8.77 per share. The stock option grants expire in five years. The stock option grants vest quarterly over four years.

During the nine months ended June 30, 2025, stock option grants for 681,418 shares at an average exercise price of $32.40 per share were forfeited or cancelled.

Stock option activity for the nine months ended June 30, 2025 was as follows:

	Weighted Average
	Options	Exercise Price
Outstanding as of September 30, 2024	687,668	32.54
Granted	8,250	8.77
Forfeitures	(681,418)	(32.40)
Outstanding as of June 30, 2025	14,500	25.85

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2025:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exercisable	Exercisable
$0.44	750	4.84	$0.44	-	$-
$9.60-20.40	7,917	3.59	13.79	7,356	13.55
$35.20-50.00	5,250	3.44	42.00	5,250	42.00
$52.40-61.20	208	2.96	52.40	208	52.40
$81.60-146.80	375	1.63	90.40	352	90.40
	14,500	3.54	$25.85	13,165	$27.56

The stock option grants of 14,500 shares had an aggregate intrinsic value of $752 as of June 30, 2025.

There are 14,500 options to purchase common stock at an average exercise price of $25.85 per share outstanding as of June 30, 2025 under the 2021 Plan. The Company recorded $0 and $1,015,951 of compensation expense, net of related tax effects, relative to stock options for the three months ended June 30, 2025 and 2024, respectively, in accordance with ASC 718. The Company recorded $1,144,384 and $2,331,516 of compensation expense, net of related tax effects, relative to stock options for the nine months ended June 30, 2025 and 2024, respectively, in accordance with ASC 718. As of June 30, 2025, there is $0 of total unrecognized costs related to employee granted stock options that are not vested.

9. INCOME TAXES

The Company recorded a provision for income taxes of $0 for the three and nine months ended June 30, 2025 and 2024.

The Company’s effective tax rate was 0% for the three and nine months ended June 30, 2025 and 2024. The difference between the effective tax rate and the federal statutory tax rate primarily relates to the valuation allowance on the Company’s net operating loss deferred tax asset.

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

As of June 30, 2025 and September 30, 2024, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

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

Related Party Transactions with Directors

Mr. Cronin served as a director between November 2023 and September 2024 when he was appointed our Interim Chief Technology Officer. Mr. Cronin is an experienced inventor and intellectual property strategist. Mr. Cronin is Chairman and CEO of ipCapital Group, Inc. The Company has recorded expenses with ipCapital Group of $0 and $60,000, respectively in professional fees during the three months ended June 30, 2025 and 2024. The Company has recorded expenses with ipCapital Group of approximately $238,954 and $210,250, respectively in professional fees during the nine months ended June 30, 2025 and 2024.

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

12. SEGMENT REPORTING

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer and Chief Financial Officer are the Company’s CODM. The CODM monitors the expense components of the various products and services we offer, but operations are managed and financial performance is evaluated on a corporation-wide basis in comparison to a business plan which is developed each year. Accordingly, all operations are considered by management to be one operating segment and one reportable segment as contained in the Consolidated Statements of Operations to the consolidated financial statements. The CODM uses consolidated net income (loss) as its required measure of segment profit/loss, as such measure is determined in accordance with the measurement principles most consistent with the consolidated financial statements.

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to June 30, 2025 the Company had the following material transaction that requires disclosure:

Promissory Note with Goldeneye 1995 LLC

In connection with the private placement discussed above, on July 28, 2025 the Company and the Buyer entered into a Promissory Note pursuant to which the Buyer has agreed to loan the Company an aggregate amount of up to $350,000, to be paid as follows:

•	an initial term loan in the principal amount of $90,000 upon the Effective Date; and

•	additional term loans during the term from the Effective Date through the Maturity Date (as defined below), in the principal amount of up to $260,000.

The Bridge Loan will be due and payable in full, together with all accrued and unpaid interest thereon on the earlier of (i) January 28, 2026 or (ii) demand by the Buyer. Additionally, the Bridge Loan will accrue interest on a daily basis at a rate equal to 12% per annum, on the unpaid principal balance of the Bridge Loan then outstanding.

In the event that the Company (i) fails to pay timely any of the principal or accrued interest due under the Bridge Note, (ii) files any petition or action for relief under any bankruptcy, reorganization, insolvency or moratorium law or any other law for the relief of, or relating to, debtors, now or hereafter in effect, or makes any assignment for the benefit of creditors or takes any corporate action in furtherance of any of the foregoing or (iii) an involuntary petition is filed against Borrower (unless such petition is dismissed or discharged within 60 days under any bankruptcy statute now or hereafter in effect, or a custodian, receiver, trustee, assignee for the benefit of creditors (or other similar official) is appointed to take possession, custody or control of any property of the Company upon such Event of Default, at the option of the Buyer, the Bridge Loan may accelerate and all principal and unpaid accrued interest shall become immediately due and payable.

Special Meeting of Stockholders

On July 31, 2025, the Company held a Special Meeting of Stockholders.  At the Special Meeting, stockholders approved (i) an amendment to the Company’s 2021 Equity Incentive Plan to increase the number of shares of the Company’s common stock, available for issuance thereunder by 48,950,000 shares of Common Stock; (ii) an increase the Company’s authorized shares of Common Stock from 7,500,000 shares of Common Stock to 750,000,000 shares of Common Stock; and (iii) the issuance of shares of Common Stock representing more than 19.99% of Common Stock outstanding as of June 6, 2025 and the change of control resulting therefrom, upon the closing of a private placement pursuant to that certain Securities Purchase Agreement, dated June 6, 2025, by and between the Company and Goldeneye 1995 LLC.

Amendment to Articles of Incorporation - Increase in Authorized Common Stock

On July 31,2025, the Company filed a  Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State to Increase the Company’s authorized shares of Common Stock from 7,500,000 shares of Common Stock to 750,000,000 shares of Common Stock.

Equity Incentive Plan Amendment

On July 31, 2025, after stockholder approval, the Company completed an amendment to the Company’s 2021 Equity Incentive Plan (as amended, the “2021 Plan”) to increase the number of shares of the Company’s common stock, par value $0.001 per share, available for issuance thereunder by 48,950,000 shares of Common Stock (the “Equity Plan Amendment”).

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

BUSINESS

Overview

The Company is focused on the development and commercialization of our proprietary sensor technology utilizing radio and microwave spectroscopy. When paired with our proprietary artificial intelligence and machine learning algorithms, our technology is capable of uniquely identifying and measuring almost any material or analyte using electromagnetic energy to detect, record, identify, and measure the unique “signature” of said materials or analytes. It is based upon “first principles of physics.” The technology has potential uses in both medical diagnostic and industrial applications.

Our initial focus for the first application of our platform sensor technology has been a product to non-invasively monitor blood glucose levels. Our device would provide the user with real-time information on their blood glucose levels.  We launched the Generation 2 working prototype device during the year ended September 30, 2024. This device embodies the sensor which has been used in internal clinical testing. The device will be refined over time and will require significant human clinical testing and FDA clearance prior to entering the market, an activity requiring significant capital. Meanwhile the Company has advanced its work on industrial applications, We have recently initiated formal activities to license our platform technology across all fields of use.  This activity, the Know Labs Technology Licensing (KTL) program, was announced earlier this calendar year.

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

Securities Purchase Agreement

On June 5, 2025, we entered into a Securities Purchase Agreement with Goldeneye 1995 LLC, a Nevada limited liability company (“Buyer”), whereby we have agreed to issue an amount of shares of our common stock to the Buyer in a private placement equal to the per share purchase price of $0.335.  The aggregate purchase price for the shares to be purchased by the Buyer at the closing of the private placement is an amount equal to: (i) 1,000 Bitcoin plus (ii) a cash amount of no less than $12 million and up to $15 million.

The closing is subject to the satisfaction or, to the extent permitted by law, the waiver of certain conditions including, among other things, (i) our stockholders shall have approved the Company Stockholder Matters, (ii) we shall have filed the amendment to our Charter, (ii) our current holders of shares of Series C and D Convertible Preferred Stock shall have converted all shares of Series C and D Preferred Stock into the Common Stock, (iii) the termination of certain Company contracts, (iv) the termination of certain liens of the Company, (v) the repayment of the Closing Indebtedness (as defined in the Purchase Agreement), (vi) no law or order preventing the private placement and the other transactions contemplated by the Purchase Agreement, (vii) the Common stock shall have been designated for quotation or listed on the New York Stock Exchange American LLC and shall not have been suspended by the SEC or the Principal Market from trading on the Principal Market, (viii) the Company shall have obtained all governmental, regulatory or third party consents and approvals, if any, necessary for the sale of the Common Stock, (ix) we shall have amended certain employment agreements, (x) the consent and waiver of rights from Lind Global Fund II LP shall remain in full force and effect, (xi) the terms of the lease shall be amended in accordance with the Purchase Agreement and (xi) other customary closing conditions.

Corporate History and Structure

We were incorporated under the laws of the State of Nevada in 1998. Since 2007, our company has been focused primarily on research and development of proprietary spectroscopic technologies spanning the electromagnetic spectrum.

Know Labs has one wholly owned subsidiary, Particle, Inc. incorporated on April 30, 2020. At this time there is no material activity in the Particle subsidiary while we focus our attention on our sensor technology and the recently announced Know Labs Technology Licensing (KTL) initiative.

Know Labs Sensor Technology

Our sensor technology embodies two key components: hardware and software. The key hardware component includes a sensor which both sends and receives a radio frequency signal. The data obtained by the receiving aspect of the sensor is analyzed by software. Today, the sensor portion of our hardware development remains subject to adjustment and refinement. The sensor is currently being used in our internal tests, and has been for the past year, gathering billions of data points to further refine our algorithms. It is the core component in our prototype device and will be a core component of future versions of our device for applications in other fields of use.

Technology Validation

We are focused on building strong external validation of our technology. This on-going initiative should provide additional evidence and support as we advance our technology. We continue to submit our work, when appropriate, to peer reviewed journals in an effort to set forth in detail how and why our technology works. We have announced several significant validating studies.

We have previously announced the results of an internal exploratory study comparing tests between our sensor technology and the leading continuous glucose monitors from Abbott Labs (Freestyle Libre®) and Dexcom (G6®) and (G7®). These results have provided evidence of a high degree of correlation between our technology and the current industry leaders and their continuous glucose monitors. Our patented technology is fundamentally differentiated from these industry leaders as our technology completely non-invasively monitors blood glucose levels. We also believe our technology successfully addresses the limiting qualities of non-invasive optical technologies whose diagnostic capacities may be inhibited by skin tones and other factors.  A comprehensive list of our peer reviewed publications can be found on our website (www.knowlabs.co) by clicking on the R & D tab.

Product Strategy

Our emphasis remains on the application of our non-invasive platform technology to medical diagnostics with a first focus on blood glucose monitoring. While constrained by availability of capital we have worked on industrial applications, such as our recently announced work determining minute differences in pH levels, as they do have necessitate the expenses of human clinical testing. We are also focused on the recently announced Know Labs Technology Licensing (KTL) initiative and applications that have a more rapid path to the marketplace.

Know Labs Technology Licensing (KTL)

On January 21, 2025, we announced Know Labs Technology Licensing (KTL). KTL is dedicated to licensing Know Labs’ robust intellectual property (IP) portfolio to corporate partners, academic institutions and research organizations, fostering innovation and accelerating the adoption of RFDS platform technology across a broad range of industries and the academic and scientific ecosystem

Sales and Marketing

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

Competition

Competition for Know Labs technology comes generally from other providers of RF sensor technology and from other sensor technologies including photoelectric, ultrasonic, inductive, capacitive, magnetic and many other technologies. We believe that we have a leadership position in RF sensor technology based upon its experience and robust patent portfolio and large body of trade secrets.  Competition from other sensor technologies varies upon the field of use. There are many variables in the competitive sensor landscape.

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

As it relates to all competitors, we continue to focus on building the world’s most robust patent portfolio in our space. We continue to build out our patent portfolio and grow our trade secret artificial intelligence and machine learning driven algorithms.

Competitive Advantages

We believe our key competitive strengths include:

☐

Through first principles, our sensor technology’s is expected to not only identify a wide range of organic and inorganic materials and analytes, but to do so non-invasively, accurately, and in real time, which potentially enables new multivariate models of clinical diagnostics, and health and wellness monitoring.

☐	Our sensor technology is designed to be non-invasive, using radio waves to identify and measure what is going on inside the body.

☐

Our sensor technology platform is designed to be integrated into a variety of wearable, mobile, or counter-top form factors, and we believe eventual interoperability with existing products from current market leaders.

☐	No needles nor invasive transmitters in the user’s body, making our sensor convenient and pain-free.

☐	No expensive supplies, such as replaceable sensors, test strips and lancets or other disposables, are required to operate our device.

☐	A core focus on accessibility and affordability for the populations we will serve around the globe.

☐

The current prototype sensor collects approximately 1.5 million data points per hour, which allows us to potentially build a deep understanding of health and wellness that other sensors may be unable to match.

☐	Know Labs is the world intellectual property leader in non-invasive diagnostic monitoring and has a significant position in other applications and fields of use of its technology.

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

Research and Development

Our current research and development efforts are primarily focused on improving our radio frequency dielectric spectroscopy technology for the monitoring of blood glucose. As part of this effort, we continuously perform clinical testing of our devices, and we conduct on-going laboratory testing to ensure that application methods are compatible with the end-user and regulatory requirements, and that they can be implemented in a cost-effective manner. Over time, we plan to focus on extending the capacity of our sensor technology to identify new analytes and applications. Our current internal team along with outside consultants have considerable experience working with the application of our technologies. We engage third party experts as required to supplement our internal team. We incurred expenses of approximately $239,000 and $1,349,000 for the three months ended June 30, 2025 and 2024, respectively, on development activities. We incurred expenses of approximately $1,459,000 and $5,011,000 for the nine months ended June 30, 2025 and 2024, respectively, on development activities.

The cornerstone of our foundational platform technology is our intellectual property portfolio. We have pursued an active intellectual property strategy which includes focus on patents where appropriate and a diligent protection of trade secrets. To date, we have been granted 80 patents. We currently have a number of patents pending and continue, on a regular basis, as invention occurs, the filing of new patents. We possess all rights, title and interest to all issued, pending and in process patents.

Our issued patents will expire at various times between 2027 and 2047. Pending patents, if and when issued, may have expiration dates that extend further in time. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

The issued patents cover the fundamental aspects of our radio frequency spectroscopy technology and a number of unique applications. We have filed patents, which are pending, on the additional fundamental aspects of our technology and growing number of unique applications. We intend to continue, over time, as inventions occur to expand our patent portfolio.

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

Employees

As of June 30, 2025, we had six full-time and part-time employees. Our senior management and other personnel are co-located in our Seattle, Washington offices and remote. We expanded our utilization of consulting firms and individual contractors to supplement our reduced workforce in an effort to reduce fixed expenses and extend operating resources.

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

Capital on Demand Sales Agreement

On December 31, 2024, the Company entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, as sales agent, pursuant to which the Company may, from time to time, offer and sell shares of its common stock, through or to JonesTrading as its sales agent or manager.

The offer and sale of the Shares will be made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-276246) filed with the U.S. Securities and Exchange Commission on December 22, 2023 and declared effective by the SEC on January 11, 2024, as supplemented by a prospectus supplement dated December 31, 2024 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. Pursuant to the Prospectus Supplement, the Company may offer and sell up to a maximum of $5,000,000 of Shares under the Sales Agreement. The Company issued 1,708,124 shares and received proceeds of $1,269,212 during the nine months ended June 30, 2025. The Capital on Demand Sales Agreement is not being utilized as of June 30, 2025.

NYSE American Stock Exchange

On September 27, 2024, we received a notification from the NYSE American stating that our company is not in compliance with the minimum stockholders’ equity requirements of Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide. On October 27, 2024, we submitted a plan of actions it has taken or will take to regain compliance with the continued listing standards by March 27, 2026. On December 10, 2024, we received notice from the NYSE American that it had accepted our plan to regain compliance with the NYSE American continued listing standards and granted a plan period through March 27, 2026.

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

On February 18, 2025, FINRA announced a reverse stock split at a ratio of 1-for-40 which became effective February 19, 2025. The Reverse Stock Split was effected for the primary purpose of meeting the per share price requirements for our Common Stock in order to maintain the listing of our Common Stock on the NYSE American.

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

Series H Convertible Preferred Stock

On June 2, 2025, we entered into a Promissory Note Conversion Agreement with J3E2A2Z LP, an entity affiliated with and controlled by Ronald P. Erickson, the Company’s Chief Executive Officer, and the holder of two convertible redeemable promissory notes, pursuant to which J3E2A2Z agreed to exchange $1,184,066 in aggregate principal owed to J3E2A2Z pursuant to the two outstanding Convertible Redeemable Promissory Notes, each dated January 31, 2018, into an aggregate 16,916 shares of Series H Convertible Preferred Stock.  Upon the consummation of the Conversion Agreement with J3E2A2Z for shares of our newly designed class of convertible preferred stock the J3E2A2Z Debt Amount will no longer be outstanding, however any accrued and unpaid interest shall remain outstanding due and payable under the J3E2A2Z Converted Notes.

Securities Purchase Agreement

On June 5, 2025, we entered into a Securities Purchase Agreement with Goldeneye 1995 LLC, a Nevada limited liability company whereby we have agreed to issue an amount of shares of our common stock to the Buyer in a private placement equal to the per share purchase price of $0.335.  The aggregate purchase price for the shares to be purchased by the Buyer at the closing of the private placement is an amount equal to: (i) 1,000 Bitcoin plus (ii) a cash amount of no less than $12 million and up to $15 million.

The closing is subject to the satisfaction or, to the extent permitted by law, the waiver of certain conditions including, among other things, (i) our stockholders shall have approved the Company Stockholder Matters, (ii) we shall have filed the amendment to our Charter, (ii) our current holders of shares of Series C and D Convertible Preferred Stock shall have converted all shares of Series C and D Preferred Stock into the Common Stock, (iii) the termination of certain Company contracts, (iv) the termination of certain liens of the Company, (v) the repayment of the Closing Indebtedness (as defined in the Purchase Agreement), (vi) no law or order preventing the private placement and the other transactions contemplated by the Purchase Agreement, (vii) the Common stock shall have been designated for quotation or listed on the New York Stock Exchange American LLC and shall not have been suspended by the SEC or the Principal Market from trading on the Principal Market, (viii) the Company shall have obtained all governmental, regulatory or third party consents and approvals, if any, necessary for the sale of the Common Stock, (ix) the Company shall have amended certain employment agreements, (x) the consent and waiver of rights from Lind Global Fund II LP shall remain in full force and effect, (xi) the terms of the lease shall be amended in accordance with the Purchase Agreement and (xi) other customary closing conditions.

In connection with the private placement discussed above, on July 28, 2025 we entered into a Promissory Note pursuant to which the Buyer has agreed to loan us an aggregate amount of up to $350,000, to be paid as follows:

•	an initial term loan in the principal amount of $90,000 upon the Effective Date; and

•	additional term loans during the term from the Effective Date through the Maturity Date (as defined below), in the principal amount of up to $260,000.

The Bridge Loan will be due and payable in full, together with all accrued and unpaid interest thereon on the earlier of (i) January 28, 2026 or (ii) demand by the Buyer. Additionally, the Bridge Loan will accrue interest on a daily basis at a rate equal to 12% per annum, on the unpaid principal balance of the Bridge Loan then outstanding.

In the event that we (i) fail to pay timely any of the principal or accrued interest due under the Bridge Note, (ii) files any petition or action for relief under any bankruptcy, reorganization, insolvency or moratorium law or any other law for the relief of, or relating to, debtors, now or hereafter in effect, or makes any assignment for the benefit of creditors or takes any corporate action in furtherance of any of the foregoing or (iii) an involuntary petition is filed against Borrower (unless such petition is dismissed or discharged within 60 days under any bankruptcy statute now or hereafter in effect, or a custodian, receiver, trustee, assignee for the benefit of creditors (or other similar official) is appointed to take possession, custody or control of any property of the Company upon such Event of Default, at the option of the Buyer, the Bridge Loan may accelerate and all principal and unpaid accrued interest shall become immediately due and payable.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

☐	the ability of our research and development team to produce an FDA clearance quality technology;

☐	our ability to recruit and maintain quality personnel with the talent to bring our technology to the market;

☐	the production of market ready products that can sustain FDA clearance quality results;

☐	the clearance by FDA after their rigorous clinical trial process of our products for the marketplace;

☐	the receptivity of the marketplace and the addressable diabetes community to our new non-invasive glucose monitoring technology; and

☐	access to sufficient capital to support us until our products achieve FDA clearance and are accepted in the marketplace.

Segment Reporting

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer and Chief Financial Officer are the Company’s CODM. The CODM monitors the expense components of the various products and services we offer, but operations are managed and financial performance is evaluated on a corporation-wide basis in comparison to a business plan which is developed each year. Accordingly, all operations are considered by management to be one operating segment and one reportable segment as contained in the Consolidated Statements of Operations to the consolidated financial statements. The CODM uses consolidated net income (loss) as its required measure of segment profit/loss, as such measure is determined in accordance with the measurement principles most consistent with the consolidated financial statements.

Results of Operations

The following table sets forth key components of our results of operations during the three months ended June 30, 2025 and 2024.

(dollars in thousands)

	Three Months Ended June 30,
	2025	2024	$ Variance	% Variance

Operating expenses-
Research and development and operating expenses-
Research and development expenses	$239	$1,349	$1,110	82.3%
Selling, general and administrative expenses	1,015	2,487	1,472	59.2%
Total operating expenses	1,254	3,836	2,582	67.3%
Operating loss	(1,254)	(3,836)	2,582	67.3%
Other (Expense) Income, Net:
Interest income	1	31	(30)	-96.8%
Interest expense	(276)	(298)	22	7.4%
Total other (expense), net	(275)	(267)	(8)	-3.0%
Loss before income taxes	(1,529)	(4,103)	2,574	62.7%
Income tax expense	-	-	-	0.0%
Net loss	$(1,529)	$(4,103)	$2,574	62.7%

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2025 decreased $1,110,000 to $239,000 as compared to $1,349,000 for the three months ended June 30, 2024. The decrease was due to reduced personnel, use of consultant, expenditures related to the development of our radio frequency spectroscopy Bio-RFID™ technology. We reduced our headcount and reduced the use of external consultants to reduce the future cost of the development of our Bio-RFID™ technology.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2025 decreased $1,472,000 to $1,015,000 as compared to $2,487,000 for the three months ended June 30, 2024. The decrease was due to reduced stock based compensation, salaries  and other expenses.

Other Income (Expense), Net. Other expense, net for the three months ended June 30, 2025 was $275,000 as compared to other expense net of $267,000 for the three months ended June 30, 2024. The other expense, net for the three months ended June 30, 2025 included interest income of $1,000, offset by interest expense of $276,000.

The other expense, net for the three months ended June 30, 2024 included interest income of $31,000, offset by interest expense of $298,000.

Net Loss. Net loss for the three months ended June 30, 2025 was $1,529,000 as compared to $4,103,000 for the three months ended June 30, 2024. The net loss for the three months ended June 30, 2025 included non-cash expenses of $266,000. The non-cash items include (i) depreciation and amortization of $7,000; (ii) amortization of operating lease right-of-use asset of $28,000; (iii) amortization of debt issuance costs of $55,000; and (iv) issuance of common stock for services of $176,000.

The net loss for the three months ended June 30, 2024 included non-cash expenses of $1,339,000. The non-cash items include (i) depreciation and amortization of $21,000; (ii) stock based compensation- stock options of $1,016,000; (iii) amortization of operating lease right-of-use asset of $26,000; and (iv)  interest expense for the extension of notes and warrants of  $276,000.

The following table sets forth key components of our results of operations during the nine months ended June 30, 2025 and 2024.

(dollars in thousands)

	Nine Months Ended June 30,
	2025	2024	$ Variance	% Variance

Operating expenses-
Research and development and operating expenses-
Research and development expenses	$1,459	$5,011	$3,552	70.9%
Selling, general and administrative expenses	4,770	7,025	2,255	32.1%
Total operating expenses	6,229	12,036	5,807	48.2%
Operating loss	(6,229)	(12,036)	5,807	48.2%
Other (Expense) Income, Net:
Interest income	18	127	(109)	-85.8%
Interest expense	(2,834)	(1,039)	(1,795)	-172.8%
Loss on debt extinguishment	(728)	-	(728)	-100.0%
Total other (expense), net	(3,544)	(912)	(2,632)	-288.6%
Loss before income taxes	(9,773)	(12,948)	3,175	24.5%
Income tax expense	-	-	-	0.0%
Net loss	$(9,773)	$(12,948)	$3,175	24.5%

Research and Development Expenses. Research and development expenses for the nine months ended June 30, 2025 decreased $3,552,000 to $1,459,000 as compared to $5,011,000 for the nine months ended June 30, 2024. We reduced our headcount and reduced the use of external consultants to reduce the future cost of the development of our Bio-RFID™ technology. During the nine months ended June 30, 2024, we developed generation 3 of our product.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended June 30, 2025 decreased $2,255,000 to $4,770,000 as compared to $7,025,000 for the nine months ended June 30, 2024. The decrease was due to reduced insurance, stock based compensation, salaries and other expenses. As part of the selling, general and administrative expenses for the nine months ended June 30, 2025 and 2024, we recorded $10,000 and $297,000, respectively, of investor relationship and business development expenses.

Other Income (Expense), Net. Other expense, net for the nine months ended June 30, 2025 was $3,544,000 as compared to other expense net of $912,000 for the nine months ended June 30, 2024. The other expense, net for the nine months ended June 30, 2025 included interest income of $18,000, offset by interest expense of $2,834,000 and the loss on debt extinguishment of $728,000. The increase in interest expense is related to the extension and repricing of notes and warrants, default fees on Lind convertible note and amortization of issuance costs related to the Lind convertible note.

The other expense, net for the nine months ended June 30, 2024 included interest income of $127,000, offset by interest expense of $1,039,000. The interest expense included $595,000 for the extension of notes and warrants in February 2024.

Net Loss. Net loss for the nine months ended June 30, 2025 was $9,773,000 as compared to $12,948,000 for the nine months ended June 30, 2024. The net loss for the nine months ended June 30, 2025 included non-cash expenses of $4,693,000. The non-cash items include (i) depreciation and amortization of $24,000; (ii) stock based compensation-stock options of $1,144,000; (iii) amortization of operating lease right-of-use asset of $84,000; (iv) loss on debt extinguishment of $728,000; (v) interest expense for default of convertible notes of $749,000; (vi) interest expense for repricing of warrants $234,000; (vii) interest expense for extension of warrants of $513,000; (viii) amortization of debt issuance costs of $1,041,000; and (ix) issuance of common stock for services of $176,000.

The non-cash items for the nine months ended June 30, 2024 include (i) depreciation and amortization of $59,000; (ii) stock based compensation- stock options of $2,332,000; (iii) issuance of common stock for services of $277,000; (iv) amortization of operating lease right-of-use asset of $163,000; (v) amortization of debt issuance costs of $376,000; and (vi) interest expense for extension of notes and warrants of  $595,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2025, we have cash and cash equivalents of $173,000 and a net working capital deficit of approximately $4,960,000. We anticipate that we will record losses from operations for the foreseeable future. We believe that we have enough available cash and flexibility with its operating expenses to operate with the Promissory Note until the expected closing of the private placement discussed in Note 1. As of June 30, 2025, our accumulated deficit was $151 million and net losses in the amount of $9,773,000, $16,582,000 and $15,289,000 during the nine months ended June 30, 2025 and the years ended September 30, 2024 and 2023, respectively.

We believe that we have enough available cash and flexibility with its operating expenses to operate with the Promissory Note until the expected closing of the private placement discussed in Note 1.

On December 31, 2024, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, as sales agent, pursuant to which we may, from time to time, offer and sell shares of its common stock, through or to JonesTrading as its sales agent or manager. We issued 1,708,124 shares and received proceeds of $1,269,212 during the nine months ended June 30, 2025.

The proceeds of warrants currently outstanding, to the extent not exercised on a cashless basis, may generate potential proceeds. We cannot provide assurance that any of these warrants will be exercised.

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2025 and 2024 was $4,489,000 and $9,574,000, respectively. The net cash used in operating activities for nine months ended June 30, 2025 was primarily related to (i) a net loss of $9,773,000; offset by (ii) working capital changes of $591,000; and (iii) non-cash expenses of $4,693,000. The non-cash items include (iv) depreciation and amortization of $24,000; (v) stock based compensation-stock options of $1,144,000; (vi) amortization of operating lease right-of-use asset of $84,000; (vii) loss on debt extinguishment of $728,000; (viii) interest expense for default of convertible notes of $749,000; (ix) interest expense for repricing of warrants $234,000; (x) interest expense for extension of warrants of $513,000; (xi) amortization of debt issuance costs of $1,041,000; and (x) issuance of common stock for services of $176,000.

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

Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2025 and 2024 was $0 and $66,000, respectively. These amounts were primarily related to the investment in equipment for research and development.

Financing Activities

Net cash provided by financing activities for the for the nine months ended June 30, 2025 and 2024 was $1,551,000 and $3,746,000, respectively. The net cash provided by financing activities for the nine months ended June 30, 2025 was primarily related to (i) proceeds from a debt offering of $200,000;  (ii) proceeds from Original Issuance Discount Notes of $246,000; (iii) proceeds from the issuance of common stock, net of $300,000; and (iv) proceeds from At The Market common stock offering of $1,285,000; and offset by (iv) repayment of note payable of $480,000. The equity and debt offerings and repayment of notes payable were previously discussed.

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

Our contractual cash obligations as of June 30, 2025 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$302,718	$142,755	$159,963	$-	$-
Convertible notes payable	3,796,400	3,796,400	-	-	-
	$4,099,118	$3,939,155	$159,963	$-	$-

(1)

Convertible notes payable reflects $3,597,697 ($3,796,400 before adjustments for debt extinguishment accounting and debt issuance costs) that can be converted into common stock upon demand. We expect to incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID” technologies. None of the expenditures are contractual obligations as of June 30, 2025.

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

Fair Value Measurements and Financial Instruments. ASC820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of six levels:

Level 1 – Quoted prices in active markets for identical assets and liabilities;

Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of June 30, 2025 and September 30, 2024 are based upon the short-term nature of the assets and liabilities.

We have a money market account which is considered a Level 1 asset. The balance as of June 30, 2025 and September 30, 2024 was $59,000 and $2,942,000, respectively. No other assets or liabilities are required to be recorded at fair value on a recurring nature.

Derivative Financial Instruments. Pursuant to ASC 815 Derivatives and Hedging, we evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. We then determine if embedded derivative must be bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, we use a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

We had no holdings of derivative financial or commodity instruments as of June 30, 2025.

We are exposed to financial market risks, including changes in interest rates. We do not use any financial instruments for speculative or trading purposes. Fluctuations in interest rates would not have a material effect on our financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures are effective at the reasonable assurance level.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

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

As of June 30, 2025, we had exhausted all of our authorized shares of Common Stock and are unable to issue any additional shares of Common Stock. The exhaustion of authorized shares presents significant risks, including but not limited to, affecting our ability to raise capital, meet contractual obligations under outstanding preferred stock and convertible debt agreements, maintain stock liquidity, avoid dilution concerns, comply with regulatory requirements, and execute strategic initiatives.

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

If in the future we sell our common stock at a price below $0.335 per share, the conversion price of (i) the outstanding shares of Series C and D Convertible Preferred Stock; (ii) promissory notes convertible into shares of our common stock; and (iii) warrants to purchase shares of common stock would adjust below $0.335 per share. The Company has the option to repay Lind in cash or common stock. Should we make our monthly payments in common stock, there may be a price adjustment.

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

Ronald P. Erickson and J3E2A2Z, an entity affiliated controlled by Ronald P. Erickson holds shares of Series H Convertible Preferred Stock. The potential repricing adjustments that these convertible securities are entitled to may not be permitted without increasing our authorized common stock.

We were previously in default of our convertible note with Lind Global Fund II, LP.

We were previously in default of that certain senior convertible note issued to Lind Global Fund II, LP as the result of having exhausted our authorized common stock and we may be subject to further default. Upon the occurrence of any event of default, the notes will become immediately due and payable and the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of each note, in addition to any other remedies under the note or the other transaction documents. Events of default include, among others, the Company’s failure to make any note payment when due, a default in any indebtedness or adverse judgements in excess of $250,000, our failure to instruct its transfer agent to issue unlegended certificates, the Company’s shares of common stock no longer being public traded or listed on a national securities exchange, any stop order or trading suspension restricting the trading in our common stock, and our market capitalization is below $15 million for consecutive 10 days.

There is substantial doubt relating to our ability to continue as a going concern.

We have recurring net losses, which have resulted in an accumulated deficit of $151 million as of June 30, 2025. At June 30, 2025, we had cash and cash equivalents of $173,000. We have concluded that these factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the June 30, 2025 financial statements. Now that we have exhausted our authorized shares of common stock, we will be unable to continue to seek to raise additional working capital through public equity, private equity or convertible debt financings. If we fail to raise additional working capital, or do so on commercially unfavorable terms, it would materially and adversely affect our business, prospects, financial condition and results of operations, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

Summary of Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks summarized below. These risks are discussed more fully in the “Risk Factors” section immediately following this summary. These risks include, but are not limited to, the following:

Risks Related to Our Business and Industry

•

We might not be able to continue as a going concern. We believe that we have enough available cash and flexibility with its operating expenses to operate with the Promissory Note until the expected closing of the private placement discussed in Note 1.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2025, there were no sales of unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a) Exhibits

Exhibit No.	Description
3.1	Certificate of Designation of the Series H Convertible Preferred Stock of Know Labs, Inc. (incorporated by reference to Company’s Current Report on Form 8-K, filed June 4, 2025)
3.2	Certificate of Amendment to the Articles of Incorporation Amendment (incorporated by reference to Company’s Current Report on Form 8-K, filed August 1, 2025)
4.1†	Amendment to Know Labs Inc. 2021 Equity Incentive Plan (incorporated by reference to Company’s Current Report on Form 8-K, filed August 1, 2025)
10.1	Promissory Note Conversion Agreement between Know Labs, Inc. and J3E2A2Z LP, dated June 2, 2025 (incorporated by reference to Company’s Current Report on Form 8-K, filed June 4, 2025)
10.2	Securities Purchase Agreement, dated June 5, 2025, by and between the Company and Goldeneye 1995, LLC (incorporated by reference to Company’s Current Report on Form 8-K, filed June 6, 2025)
10.3	Form of Support Agreement, by and between the Company, Goldeneye 1995, LLC and certain stockholders (incorporated by reference to Company’s Current Report on Form 8-K, filed June 6, 2025)
10.4

Form of Registration Rights Agreement by and between the Company, Goldeneye 1995, LLC and J.V.B. Financial Group, LLC (incorporated by reference to Company’s Current Report on Form 8-K, filed June 6, 2025)

10.5†	Amendment No. 1 to the Amended Employment Agreement of Ronald Erickson (incorporated by reference to Company’s Current Report on Form 8-K, filed June 6, 2025)
10.6†	Amendment No. 1 to the Employment Agreement of Peter Conley (incorporated by reference to Company’s Current Report on Form 8-K, filed June 6, 2025)
10.7	Promissory Note, dated July 28, 2025, by and between Know Labs, Inc. and Goldeneye 1995 LLC (incorporated by reference to Company’s Current Report on Form 8-K, filed July 30, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*      Filed herewith

**   Furnished herewith

†      Executive compensation plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNOW LABS, INC.

(Registrant)

Date: August 5, 2025	By:	/s/ Ronald P. Erickson
Ronald P. Erickson
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Peter J. Conley
Peter J. Conley
Chief Financial Officer
(Principal Financial and Accounting Officer)

