Form 10-K
period 2025-09-30
USBC, Inc.
filed 2025-12-19
CIK 1074828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-37479

USBC, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0273142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 E 2nd Street, 15th Floor, Reno, NV	89501
(Address of principal executive offices)	(Zip Code)

(775) 239-7673
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	USBC	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ⌧

As of March 31, 2025 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,342,620.

As of December 18, 2025, there were a total of 388,143,679 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

USBC, Inc.

Annual Report on Form 10-K

Fiscal Year Ended September 30, 2025

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this Annual Report on Form 10-K only, references in this report to “we,” “us,” “our” and “our company” are to USBC, Inc. (f/k/a Know Labs, Inc.), a Nevada corporation, and its consolidated subsidiary.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance, cryptocurrency treasury strategy, anticipated events and trends affecting our business, the broader economy and other future conditions, and our interpretation of applicable state and federal securities laws and other laws and regulations relating to digital assets. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies, including our cryptocurrency treasury strategy;

•	our future business development, financial condition and results of operations, including our ability to achieve and maintain profitability in the future;

•	expected changes in our revenue, costs or expenditures;

•	growth of and competition trends in our industry;

•	our expectations regarding demand for, and market acceptance of, our services or products;

•	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;

•	fluctuations in general economic and business conditions in the markets in which we operate and our ability to respond to those conditions;

•	the impact of the regulatory environment on our business and the complexities of compliance, including changes in state or federal securities laws or other laws and regulations;

•	our interpretation of applicable state and federal securities laws and other laws and regulations relating to digital assets;

•	relevant government policies and regulations relating to our industry;

•	fluctuations in the market price of Bitcoin and any associated unrealized gains or losses on our digital assets resulting from a decrease in the market price of Bitcoin below the value at which our Bitcoin are carried on our balance sheet;

•	the effect of and uncertainties related to ongoing volatility in interest rates;

•	changes in accounting treatment relating to our Bitcoin holdings;

•	our ability to manage our growth effectively and to meet our expectations regarding the development and expansion of our business; and

•	our ability to access sources of capital—including equity, debt, and other financing—to fund operations and growth.

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

Trademarks, Trade Names and Service Marks

We rely upon trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. Solely for convenience, some of the trademarks, service marks and trade names referred to in this report are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names. This report may include trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Annual Report are the property of their respective owners.

PART I

ITEM 1. BUSINESS.

Overview

USBC, Inc. (NYSE American: USBC) is a publicly traded, multi-disciplinary technology company that we believe is an industry-leading innovator in digital financial technologies. USBC develops transformative financial services, including digital assets and banking solutions as well as non-invasive health monitoring research. USBC has implemented a Bitcoin treasury strategy to bolster development and research across its various divisions. A key focus of USBC is the further development of the USBC tokenized deposit offering, a tokenized representation of a U.S.-dollar denominated bank deposit account that operates on blockchain technology and is embedded with digital identity. With a focus on inclusion, innovation, and risk management, USBC is dedicated to creating long-term shareholder value in a rapidly evolving financial landscape.

Corporate History and Development

Until August 2025, we operated under the name Know Labs, Inc. and our primary focus was on non-invasive diagnostic and sensor technologies. In August 2025, in connection with the closing of a $125 million strategic controlling-interest acquisition by Goldeneye 1995 LLC (an affiliate of our newly-appointed Chairman and Chief Executive Officer, Greg Kidd), we issued 357.8 million shares of our common stock in exchange for 1,000 Bitcoin and $15 million in cash. Mr. Kidd and his veteran team of finance and technology leaders who are part of the USBC founding team collectively bring with them decades of technology and fintech experience.

Following the closing of the capital investment by Goldeneye, we changed our corporate name to USBC, Inc. and our ticker symbol to “USBC” on the NYSE American. Our corporate evolution reflects a strategic pivot to the further development of a financial-technology platform and establishment of a digital asset treasury reserve while continuing to maintain technology capabilities from our legacy sensor business.

In October 2025, we entered into a collaboration with Uphold HQ Inc. (“Uphold”) and Vast Bank, N.A. (“Vast Bank”), which will serve as the initial issuing bank for our tokenized-deposit offering. Uphold is a financial technology company that provides modern infrastructure for on-chain payments, banking and investments. We are currently finalizing technical and regulatory readiness and negotiating terms of a definitive strategic partnership agreement with Vast Bank and Uphold in preparation for the future commercial launch of the U.S. Bank Coin (“USBC”) tokenized deposit offering.

Our Strategy

Key elements of our business strategy include:

•	Completing development of our USBC tokenized deposit offering, which is a U.S. dollar-denominated tokenized representation of deposit liabilities issued by one or more insured depository institutions (initially Vast Bank) and recorded on distributed-ledger technology (i.e., blockchain technology). We are building complementary compliance, risk management, and payments infrastructure around the tokenized deposit model, aimed at harnessing progressive identity frameworks and scalable financial services, with the goal of creating an integrated platform to enable USBC to serve as program manager for banks and distribution partners desiring to engage in various financial service activities.

•	Capitalizing on digital asset security, treasury management and strategic asset allocation (including a Bitcoin treasury strategy) to support our development initiatives and strengthen our balance sheet flexibility. We utilize derivatives to earn yield on our Bitcoin-treasury assets through an external full service advisor and maintain collateral arrangements customary for such activities. These agreements include provisions for margin and security interests, which are standard in institutional trading relationships. We conduct our derivative trading activities in accordance with applicable laws and regulatory guidance subject to internal risk management policies and counterparty controls. We do not operate a trading desk for third parties, and all derivative positions relate solely to management of our corporate treasury assets.

•	Leveraging our legacy technology platform in non-invasive diagnostics and sensors along with our intellectual property portfolio of a significant number of active patent assets, to generate future revenue via internal R&D, patent licensing or strategic partnerships, thereby preserving optionality in the sensor/health-tech domain.

Tokenized Deposit Program

Our primary focus is on the further development of our tokenized deposit program, alongside our legacy non-invasive sensor technology business. The tokenized deposit program has been in development from its inception by our Chairman and CEO, Greg Kidd for the better part of a decade. The USBC tokenized deposit offering will incorporate embedded digital identity and leverage blockchain technology. It is being designed to support financial inclusion and innovation, through partnerships with banks and distribution partners such as Uphold, a pioneering infrastructure provider for on-chain finance.

Unlike a stablecoin, USBC is not a newly-created digital asset backed by reserves, nor is USBC a deposit token. USBC is a tokenized representation of a bank deposit offered by banking institutions to their customers. Other tokenized deposit products exist, but USBC is the first to provide direct access to end users, made possible by its permissioned blockchain and risk management tech stack. USBC’s API-centric approach means that developers building on the platform can offer their customers digital U.S. dollars and their own U.S. bank deposit account worldwide.

Since USBC is a representation of an actual deposit account, a bank can pay interest to the holder, just as it might on a typical interest-bearing checking or savings account. The interest payment could be structured as a baseline interest rate for all balances, tiered by user type or even as high-yield rewards such as blockchain-based digital reward units or loyalty points which are portable, interoperable and programmable and can be earned, redeemed, or used across multiple platforms, partners or ecosystems.

USBC is underpinned by a blockchain ledger that serves as the single source of truth for all tokenized deposit transactions, augmented by a rule engine which provides additional controls on top of the base blockchain and connects directly to the banking system. This setup allows the banking partner to maintain regulatory oversight and operational control while still leveraging the transparency and immutability of the underlying blockchain. The ledger is permissioned, meaning that on USBC’s private chain, nodes are operated by USBC. On public chains, transactions occur through public nodes but USBC’s rule engine enforces compliance and access controls. The blockchain network is governed by principles that ensure it remains secure, compliant with regulations and aligned with the interests of all stakeholders. A governance process for software updates is in place that mirrors enterprise IT and blockchain best practices.

The issuing bank will commit to clear and transparent rules for the USBC program and will maintain ultimate control and responsibility for the platform which is subject to regulatory oversight by banking regulators. The USBC program will be integrated into the bank’s overall corporate governance structure and will be subject to oversight by the same audit and risk committees that oversee banking operations, ensuring that the highest level of the organization, the Board of Directors, is aware of and accountable for the program. In addition to governance conducted by the participating bank, the USBC network will undergo regular third-party audits and reviews, similar to those performed on traditional core banking systems, with full results made available to network participants and regulators to ensure transparency and trust.

Unlike permissionless cryptocurrency systems where anyone can create an address and transact, the USBC system contains a trust and identity management layer which requires users to build a verified digital identity before they can access or transact on the network. To open a USBC account, a user will need to go through an onboarding process that collects identity information and verifiable credentials which can be issued or validated by trusted third parties. Before any transaction is submitted to the blockchain, it must be reviewed and signed by the ledger’s rules engine, which enforces a configurable set of policies tied to user identity level, regulatory obligations and risk controls. Once funds are in a USBC tokenized deposit account, funds are immediately available, enabling same-day access to traditional financial infrastructure including wire transfers, ACH payments or spending via debit rails. There is no need to withdraw funds via an exchange or conversion to fiat currency through third party services, eliminating costly ramp fees, reducing counterparty risk and streamlining post-trade fund management.

The technology stack for USBC will be a hybrid of a traditional banking system and blockchain components. Developers and partners like Uphold will see a familiar blockchain environment to build upon that is enriched with identity and compliance layers not found on public chains. The user will experience the system through user-friendly banking apps or web interfaces that abstract away the blockchain complexity. Every transaction will be recorded as a blockchain event on a ledger with each on-chain transfer reflecting a corresponding update in the tokenized deposit account transaction history.

In preparation for the future retail launch of USBC, we will conduct a structured pilot program to evaluate the USBC tokenized deposit offering with a limited group of internal users, the results of which will inform our decisions regarding timing of when the offering is expected to become available to retail customers. The pilot program will not be a consumer offering, will not be available to the public and is intended solely to evaluate product performance, functionality, user experience and operational requirements in a non-production environment. The targeted date of the retail launch will be scheduled once the pilot program concludes and will incorporate the outcomes of the pilot program subject to requisite regulatory, board and bank partner approvals.

Markets and Distribution

Our platform is being designed to serve a broad group of customers in the emerging blockchain-based banking ecosystem, including retail users, fintech partners, and institutional counterparties.

In particular, we plan to target the following groups:

•

Retail Deposit Customers: Individual customers who maintain traditional deposit accounts at our partner insured depository institutions. These users can hold and transfer tokenized U.S. dollar deposits 24/7 on blockchain rails, using our digital wallet for everyday payments and savings. The goal is to offer retail depositors blockchain-based, digital representations of their funds held in traditional bank accounts, combining the utility and efficiency of cryptocurrency with the safeguards of regulated banking. The tokenized deposit is being designed to facilitate instant transactions and global access, reflecting the industry trend toward 24/7 digital cash availability in retail payments. In October 2025, we announced a strategic partnership with Uphold and Vast Bank to deliver this functionality, with Vast Bank serving as the initial issuing institution and Uphold providing retail access to tokenized deposits through its platform.

•

Distribution Partners: Financial technology companies and other partners who will integrate our tokenization platform to expand their services. We aim to provide APIs and white-label solutions enabling fintechs and other partners to offer tokenized deposits to their own customers, and our platform will work with partners to enable users to custody their underlying fiat funds with our banking partner(s). This distribution strategy leverages partners’ existing customer bases while enabling regulatory compliance for the tokenized funds (e.g. KYC/AML checks via integrated digital identity). By working within the banking system, our platform will be built to comply with existing banking regulations while leveraging FDIC insurance eligibility, an approach that industry pilots have reportedly identified as a key advantage over stablecoins not subject to similar prudential frameworks. Our collaboration with Uphold and Vast Bank exemplifies this partner-integration model, demonstrating how blockchain technology may extend regulated, tokenized deposit functionality to both fintech platforms and their end users.

•

Institutional Counterparties: Businesses, exchanges, and institutional investors that use our infrastructure for large-scale transactions and treasury management. These counterparties can leverage our blockchain rails to move funds efficiently across borders, using tokenized deposits for near-instant settlement. As the market for tokenized commercial bank money grows, institutions are seeking interoperable solutions that connect with global networks. Our platform will be designed for interoperability and broad accessibility, enabling tokenized deposits to be issued across multiple public blockchains, such as Ethereum, to support broad market adoption and liquidity. This global connectivity aligns with industry initiatives (like the BIS-led Project Agorá) that explore using tokenized bank deposits to streamline cross-border payments. Our distribution model will combine user-facing digital wallets, partnerships with regulated banks, and public blockchain infrastructure to reach customers worldwide.

The market for tokenized banking services is projected to experience rapid growth, underscoring the importance of our global and regulation-aware strategy. Major financial institutions have reportedly begun piloting their own tokenized deposit and payment networks. For example, in late 2024, Citigroup announced that it had moved its deposit-token platform from pilot to live commercial use through its Citi Token Services initiative. Similarly, JPMorgan Chase has reported that its proprietary deposit-token system, part of its Onyx/Kinexys blockchain-based payments platform, has processed more than $1.5 trillion in transaction volume since launch. These systems, however, are primarily oriented toward institutional clients and backend settlement infrastructure rather than retail users. In the public crypto markets, the total supply of fiat-backed stablecoins was estimated at approximately $300 billion as of October 2025, according to publicly available industry data. This backdrop presents a significant opportunity for us to capture users transitioning to tokenized banking, and our focus on providing direct consumer access differentiates us within a landscape where institutional tokenization initiatives currently dominate, but it also reinforces that global reach and regulation-centric design are critical to success.

We plan to tailor our tokenized deposit services platform to meet varied regulatory requirements across jurisdictions; for instance, our platform is being developed with robust tools designed to enable compliance with Bank Secrecy Act (BSA), anti-money laundering (AML) and OFAC requirements. Our platform is being built with digital identity integration from the ground up, embedding KYC/AML processes into the user experience to satisfy regulators and partner banks. This compliance-centric design aligns with evolving industry consensus that identity and trust frameworks must accompany blockchain-based financial services; indeed, the lack of robust on-chain identity solutions has been noted as a friction point in digital asset adoption, and addressing it is seen as key to broader institutional use. By proactively engineering a globally interoperable and regulation-ready system, we aim to broaden our market reach while seeking to navigate the complex legal landscape for digital assets. We believe that this “regulation aware” approach, coupled with our technology expertise, will help establish our distribution network as a trusted interface between traditional banking and the digital asset economy.

Bitcoin Overview

As of September 30, 2025, our corporate treasury was solely invested in Bitcoin. Bitcoin, launched in 2009, is a decentralized digital asset that is issued by and transmitted through an open-source protocol collectively maintained by a distributed network of participants with no central authority. The network hosts a public transaction ledger, known as the Bitcoin blockchain, on which Bitcoin holdings and all validated transactions that have ever taken place on the Bitcoin network are recorded. Balances of Bitcoin are stored in individual wallet functions, which associate network public addresses with one or more cryptographic private keys that control the transfer of Bitcoin.

Unlike fiat currencies, which can be printed indefinitely, the maximum possible supply of Bitcoin is capped at 21 million. New Bitcoins are created and allocated by the Bitcoin protocol through mining, a process that rewards users that validate transactions in the Bitcoin blockchain with newly issued Bitcoin and transaction fees. Because of periodic halvings, the rate of new Bitcoin creation slows over time. Halving events reduce mining rewards received, making Bitcoin scarcer over time and slowing the release of new coins into circulation. The most recent Bitcoin halving occurred in April 2024, and the next Bitcoin halving is expected to occur sometime in 2028. The final Bitcoin is projected to be mined in the year 2140.

The Bitcoin network operates continuously, 24 hours a day, 7 days a week. Bitcoin can be transferred peer-to-peer over the public blockchain without intermediaries. Transaction fees for transferring Bitcoin are paid to miners to confirm transactions on the network which may vary depending on network congestion, transaction size, and market conditions, and can impact operational costs and timing of treasury-related transfers.

Bitcoin has become increasingly illiquid as long-term holders and institutional players lock up coins, reducing the amount available for trading and driving significant price volatility. According to a recent 2025 analysis from Fidelity Digital Assets, more than 28% of Bitcoin could be locked by long-term holders and corporate treasuries, tightening supply and potentially affecting the price of Bitcoin. Other factors that contribute to Bitcoin price volatility may include changes in market sentiment, regulatory developments, macroeconomic conditions, technological events affecting the Bitcoin network, and trading activity on global digital-asset exchanges.

As of mid December 2025, Bitcoin had a market capitalization of $1.75 trillion, based on a market price of $87,500 and 19.96 million coins issued, although the effective circulating supply of Bitcoin may be even lower. Estimates suggest that 3.0 to 3.8 million Bitcoin may be permanently unrecoverable due to forgotten passwords, misplaced wallets, or dormant addresses, reducing the actual circulating supply to approximately 16 to 17 million Bitcoin, creating a structural scarcity effect which may also lead to Bitcoin price volatility.

We currently intend to maintain Bitcoin as the sole asset in our corporate treasury going forward and we do not currently intend to make any future purchases of Bitcoin

Bitcoin Treasury Strategy

We strategically utilize our Bitcoin holdings as a primary treasury reserve asset to generate yield to help support the current business and future growth and expansion of new business lines. As part of our Bitcoin yield generation strategy trading activities, we enter into option derivative contracts on our Bitcoin holdings. We have appointed Hyrcanian Asset Management, LLC (the “Manager”) to provide discretionary treasury management services with respect to our Bitcoin treasury strategy, specifically buying and selling call options on Bitcoin (the “Program”).

Pursuant to the Program, we enter into short-term arrangements that result in obtaining the right to receive or obligation to deliver a fixed amount of Bitcoin crypto assets in the future. Our Bitcoin treasury trading strategy is intended to boost our Bitcoin holdings through premiums collected on options, with the net maximum notional exposure not to exceed the balance of the Bitcoin treasury holdings. While the ability to make further digital investments on our behalf is one of the premises of establishing the Manager, we have not and do not currently intend to utilize the Manager to do so.

On December 12, 2025, we entered into an Amended and Restated Digital Asset Management Agreement (the “New Asset Management Agreement”) with the Manager, replacing the Digital Asset Management Agreement (the “Asset Management Agreement”) we previously entered into with the Manager on August 6, 2025 to govern the management of our Bitcoin treasury. The New Asset Management Agreement revised the fee structure in the Asset Management Agreement by eliminating the asset-based management fee component of the consideration for the Manager’s service and increasing the performance fee component of the consideration paid to the Manager.

Effective January 1, 2026, the Manager will be solely paid a performance fee equal to 33% of the net realized gains and periodic mark-to-market changes generated by the options strategy, payable quarterly in Bitcoin, superseding the 25% performance fee and 1% asset-based management fee contained in the Asset Management Agreement. The revised performance fee in the New Asset Management Agreement incorporates a high-water mark and is subject to an annual reconciliation and clawback mechanism.

The New Asset Management Agreement enhances the operational framework supporting our Bitcoin treasury program by formally implementing reporting and risk-management obligations. Under the New Asset Management Agreement, the Manager is formally required to provide weekly and quarterly reports detailing key portfolio characteristics and commentary on market conditions. The Manager is also formally required to deliver quarterly reporting on trading performance, returns, risk posture, and forward-looking market analysis. In addition, the New Asset Management Agreement requires the Manager to maintain and periodically update a business continuity plan acceptable to us, and introduces protections addressing key-man risk associated with the principal individual responsible for overseeing our Bitcoin derivatives portfolio.

Except for the amendments described above, all other material terms of the Asset Management Agreement remained unchanged.

The foregoing description of the New Asset Management Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the New Asset Management Agreement, a copy of which is filed as Exhibit 10.40 hereto and is incorporated herein by reference.

Custody of our Bitcoin

We hold substantially all of our Bitcoin with a U.S.-based, institutional grade custodian that has a demonstrated record of regulatory compliance and information security. As a result, the primary counterparty risk we are exposed to with respect to our Bitcoin is performance obligations under the various custody arrangements which we have entered into with this custodian. Our custodial services agreement specifies that the private keys that control our Bitcoin will be held in offline or cold storage which is designed to mitigate risks that a system may be susceptible to when connected to the internet. Our custodial contract also contains liability provisions which hold our custodian liable for its failure to safekeep our Bitcoin.

Our Bitcoin is controllable only by the possessor of both the unique public key and private keys relating to the local or online digital wallet in which the Bitcoin is held. Private keys used to access our Bitcoin balances are not widely distributed and are all held on hardware by our third party custodian at facilities within the U.S. and internationally. The cold-storage vaults used by our custodian use multilayered physical security, including biometric access controls and the vaults are geographically dispersed and access-controlled.

All of our Bitcoin holdings with the third-party custodian are held in segregated accounts. Our third-party custodian is obligated by our contractual arrangement with them to keep timely and accurate bookkeeping records of our Bitcoin holdings under rigorous internal controls. As an institutional client, we have the ability to generate statements that contain account-level reporting which serves as an audit and verification mechanism to allow the existence of our crypto assets to be verified by us or our independent auditor. We do not have custody of Bitcoin held for clients. We do not self-custody any of our Bitcoin.

From time to time, blockchain protocols may initiate hard forks or third parties may distribute airdrops that result in the creation or receipt of new digital assets. Our custodian does not guarantee support for any forked or airdropped assets. As a result, we do not take affirmative steps to solicit or endorse airdropped assets and we only recognize them when received and controlled and only if our custodian provides secure access.

While our custodian is required to maintain insurance as part of the custodial services they provide which is intended to cover potential losses of our Bitcoin holdings, the insurance covers only a small fraction of the value of the entirety of our Bitcoin holdings. Based on existing law and the terms and conditions of our contractual arrangements with our custodian, we believe that our property interests in the Bitcoin held by our custodian would not be subject to the claims of the custodian's creditors in the event the custodian enters bankruptcy, receivership or similar insolvency proceedings.

Competition

We operate in a highly competitive and fast-evolving environment at the intersection of traditional finance and digital assets. Although there are barriers to enter the markets we plan to serve, our results of operations and future prospects for revenue will depend on the user and partner acceptance of the tokenized deposit platform we are currently developing. We expect that we will face competition from established financial institutions as well as new entrants leveraging blockchain technology seeking to capitalize on the same, or similar opportunities, we are pursuing.

Key competitive categories include:

•	Traditional Banks: Large incumbent banks and financial consortia are reported to be developing their own blockchain-based payment networks and deposit tokens. Several major U.S. banks, including JPMorgan, Bank of America, Citigroup, and Wells Fargo, have announced plans to collaboratively explore a regulated digital dollar token for interbank use, positioning it as an alternative to privately issued stablecoins. These institutions benefit from trusted brands, large customer bases, deep regulatory experience, and extensive internal resources. If traditional banks, particularly the largest banks in the United States, are able to successfully launch their own tokenized deposit platforms, they could directly compete with our solutions by offering similar digital dollar services within their existing client ecosystems. Our strategy of partnering with banks (rather than competing against them outright) is meant to mitigate this risk, but well-resourced banks remain significant competitors in capturing enterprise and retail users for tokenized deposits.

•	Fintech and Payments Firms: A range of fintech companies, neo-banks, and tech firms are entering the digital-asset payments space, blurring the line between banking and technology. Notably, in 2023, PayPal became one of the first major fintech companies to launch its own U.S. dollar stablecoin on Ethereum, providing its enormous user base with a token for payments and transfers. Similarly, consumer finance apps like Revolut have explored issuing stablecoins or offering crypto-enabled accounts to their millions of users. These fintech entrants often emphasize user experience and can rapidly scale new financial products through their apps. They represent direct competition for retail and small business customers who might use our tokenized banking services. We seek to differentiate ourselves by highlighting our bank-grade regulatory compliance and specialized focus on blockchain technology infrastructure, and by forming partnerships such as our 2025 collaboration with Vast Bank and Uphold, which is being designed to provide a regulated distribution channel for retail tokenized deposits through Uphold’s existing customer platform. Nevertheless, we must compete with fintech firms’ agility and established networks in offering convenient digital dollar products.

•	Stablecoin Issuers: Independent stablecoin providers dominate the existing market for blockchain-based U.S. dollar tokens. Companies like Tether and Circle have billions of dollars of stablecoins in circulation and well-developed liquidity pools across crypto markets. These stablecoins are widely used in trading, remittances, and DeFi applications, making them a de facto standard for digital dollars. Their incumbency creates a challenging competitive landscape for our tokenized deposit program as users and developers are already familiar with existing stablecoins that offer broader acceptance. In addition, the passage of the GENIUS Act on July 3, 2025, likely will introduce additional stablecoin issuers that may expand the competitive landscape for stablecoins. However, we aim to compete by offering tokenized deposits as a more transparently regulated alternative to stablecoins.

•	Decentralized Finance (DeFi) Protocols: A unique source of competition comes from open source blockchain protocols that replicate financial services without centralized intermediaries. DeFi platforms enable activities like dollar-pegged stablecoin issuance, lending, payments, and trading through self-executing smart contracts. For example, decentralized stablecoins and lending protocols allow users to earn yield or borrow funds outside the traditional banking system. These services appeal to a segment of crypto-savvy users and developers who value programmability and permissionless access. While DeFi offerings lack the regulatory assurances of a platform like ours, they innovate rapidly and operate globally, which can draw away both retail and institutional participants (especially those seeking higher returns or censorship-resistant services). We see our role as bridging the gap between traditional finance and decentralized models by offering regulated on-ramps to digital assets. At the same time, we recognize that we will compete with DeFi alternatives whenever potential customers evaluate building on a public protocol instead of leveraging an infrastructure like ours. Our emphasis on compliance and asset quality is a conscious differentiator from many DeFi schemes. Nonetheless, the competitive pressure from DeFi is significant, as evidenced by the billions of dollars flowing into on-chain stablecoins and lending markets in recent years.

In this increasingly crowded digital asset landscape, our strategy seeks to differentiate our tokenized deposit platform initiative on factors such as compliance integration, adaptability, and risk management. Our platform will be designed to feature built-in digital identity and compliance frameworks that we do not believe many other competitors (especially in the crypto sector) offer. Each wallet or account will be designed to be linked to verified identity credentials, which will enable seamless KYC/AML processes and transaction traceability. This focus on identity is intended to address what is widely known to be an industry pain point: the absence of robust on-chain identity solutions and privacy measures has hindered adoption and created operational friction in tokenized finance. By seeking to solve for identity and compliance up front, we aim to attract institutions and end users who require a regulated environment without sacrificing the efficiency of blockchain.

We believe that our deep expertise in digital assets and partnership with a forward thinking financial institution like Vast Bank that exhibits regulatory agility will allow us to respond quickly to changing laws and guidance. For example, if new stablecoin reserve standards or licensing requirements emerge, Vast Bank may be able to update its programs and policies more rapidly than many large banks or slower moving peers. This agility is increasingly important as jurisdictions worldwide refine their rules for digital assets. Our management team is continuously monitoring these developments to ensure our proposed product will be in compliance and potentially even turn compliance into a selling point, offering features like real-time auditability and automated reporting.

Where a related party such as Vast Bank is involved, potential strategic benefits of a business partnership may include reduced transition costs, improved coordination and greater alignment of long-term strategic objectives. Vast Bank is majority-owned by Vast Holdings, Inc., in which our Chairman and Chief Executive Officer, Greg Kidd, holds a controlling interest and our Vice Chair, Linda Jenkinson, serves as Chair and CEO. We believe that our relationship with Vast Bank provides us with the ability to leverage strategic benefits from the business partnership with Uphold such as improved coordination, deeper operational knowledge, and faster execution of the business strategy while ensuring compliance with our related-party governance policies.

We believe that, over the long term, our integrated model combining bank-like trust, fintech agility, and a Bitcoin-enhanced balance sheet will position us distinctively against both incumbents and startups. However, we must execute diligently on this vision amid intense competition. If we are unable to successfully compete in our industry, our business, results of operations, financial condition and prospects could suffer materially. Ongoing innovation, strict compliance, and customer confidence will be critical for us to capture, maintain and have the potential to grow our share in the tokenized deposit market.

Supervision and Regulation

Regulation of Digital Asset and Financial Technology Infrastructure Activities

We operate within a highly regulated environment that spans federal securities laws, banking and financial services regulations, digital asset and token-related frameworks, and multiple layers of consumer protection and data privacy obligations. These regulatory regimes, especially those governing digital assets, payments, and financial technology infrastructure, are evolving rapidly and are likely to subject us to ongoing interpretation which may lead to potential enforcement activity. We monitor regulatory changes closely and are making significant investments in our legal, compliance, product and engineering teams to plan and prepare to comply with current and future regulations.

The following summarizes key areas of supervision which may be applicable to us and our operations. It is not intended to be a comprehensive analysis of all applicable laws, and is qualified by reference to the full text of statutes and regulations referenced below, which may be modified or amended from time to time. This section contains forward-looking statements regarding anticipated regulatory changes and their possible effects; actual outcomes may differ.

Federal Securities Laws and SEC Oversight

As a public company listed on the NYSE American, we are subject to U.S. federal securities laws, including the Securities Act of 1933 and the Securities Exchange Act of 1934, and oversight by the SEC. We must file annual, quarterly, and current reports and we are required to maintain effective disclosure controls, financial reporting systems, and internal governance consistent with SEC and NYSE American requirements.

Digital Asset Regulatory Environment

General Regulatory Scope. Our strategy to develop a tokenized deposit program and hold Bitcoin as a treasury reserve asset places us at the intersection of multiple regulatory regimes. U.S. federal and state regulators, including the SEC, CFTC, FinCEN, OFAC, CFPB, banking regulators, and state licensing authorities, continue to increase their scrutiny of digital assets, emphasizing issues such as illicit finance, consumer protection, systemic risk, and prudential standards.

AML and Sanctions Compliance. Although we are not registered as a money services business or otherwise engaged in regulated money transmission activities that would subject us to direct supervision by FinCEN (or an applicable state regulator), we are building policies for KYC, transaction monitoring, suspicious activity monitoring and reporting, and internal compliance oversight and training as oftentimes may be required by our bank partners and as otherwise expected by such partners. For example, FinCEN has recently enforced BSA compliance vigorously in the digital asset sector, with fines and penalties for firms operating without proper controls or licenses.

In parallel, we are subject to OFAC-administered economic sanctions that apply to activities involving tokenized assets, stablecoins, cryptocurrencies and smart contracts in the same way that traditional financial assets are treated for purposes of sanction compliance. Blockchain tracing tools help us screen addresses and counterparties against the SDN list. If any digital asset we process is later associated with a sanctioned individual or wallet, we may be required to freeze or block those assets, report the incident, and manage potential valuation and reputational fallout. This is particularly relevant for Bitcoin due to its pseudonymous and fungible characteristics.

Non-Bank Financial Model and Fintech Partnerships. We are not a chartered bank and we do not issue deposit accounts. We plan to deliver a platform to enable tokenized deposits and related services via partnerships with regulated banks and digital wallet operators. Our bank partners hold customer deposits and, in some cases, custody digital assets or issue payment instruments. These relationships will be governed by robust third-party risk management requirements, and we will adhere to our bank partners’ compliance standards where applicable, including those related to BSA/AML, consumer disclosures, and cybersecurity. We have entered into a commercial partnership with Vast Bank and Uphold to facilitate the future issuance and distribution of tokenized retail deposits. Under this partnership, Vast Bank will serve as the initial insured depository institution responsible for issuing the deposits, while Uphold will provide the retail user interface and wallet infrastructure under applicable regulatory supervision. These arrangements will be governed by contractual controls addressing compliance with BSA/AML, cybersecurity, and consumer-protection obligations as applicable.

Bank regulators, including the OCC, FDIC, and Federal Reserve, have recently increased scrutiny of fintech-bank partnerships, including requiring pre-approval for new product features and closer monitoring of operational risks. We are coordinating closely with Vast Bank and Uphold to meet these expectations and avoid regulatory exposure that could delay or jeopardize the further development and future retail launch of the USBC tokenized deposit program.

Payments, Consumer Protection, and Data Privacy

Money Transmission and Electronic Payments. Because our tokenized deposit product is not yet live, we are not currently conducting any activity that may constitute “money transmission” under applicable laws. We are designing our tokenized deposit platform to ensure that we will never take custody, control, or possession of customer funds or digital assets. Customer funds remain on deposit with Vast Bank. Retail distribution of tokenized deposits will be facilitated through Uphold’s regulated platform, which provides wallet services to end users. As a result, we do not expect to be directly subject to regulation as a money transmitter or money services business (“MSB”) and we will instead rely on Vast Bank or our other partners’ existing licensure and regulatory frameworks to provide any regulated financial services. Accordingly, we are not registered with FinCEN as an MSB and we do not believe that we will be required to obtain state money-transmitter licenses. Nevertheless, we understand that our platform and our related services are subject to scrutiny not only by our bank partners but also their regulators. As a result, we are planning to implement and will maintain robust policies and procedures related to BSA/AML/OFAC, cybersecurity, and other applicable regulations.

Consumer Protection and UDAAP Compliance. The CFPB has authority over unfair, deceptive, or abusive acts and practices (“UDAAP”) involving consumer financial products. We are designing our compliance program to include regular reviews of our product marketing practices, fee structures, and user interfaces to ensure that they align with federal and state consumer protection laws. If we expand into additional services, such as lending or credit-related products, further rules (e.g., TILA, ECOA) may apply.

Privacy and Data Security. We are in pre-launch development and we do not currently collect or process sensitive personal information in a production environment. We are developing a comprehensive privacy and data-security program, including encryption, access controls, data minimization, incident response procedures and regulatory compliance measures as we are subject to federal laws like the Gramm-Leach-Bliley Act, which governs privacy notices, data usage, and security safeguards. We are also developing processes to monitor and comply with state-level privacy laws such as the California Consumer Privacy Act, and we are taking steps to ensure we remain aware of new rules related to emerging technology such as biometric data, AI in financial services, and cross-border data transfers. Subsequent to the future retail launch of the tokenized deposit offering, our security framework will be reviewed regularly and is being designed to include technical, administrative, and physical safeguards in line with industry standards.

Regulatory Developments and Outlook

SEC and Securities Law Enforcement. The SEC continues to actively assert jurisdiction over a wide range of digital assets. While the SEC has indicated that Bitcoin is generally viewed as a commodity, other tokens may be deemed securities under the federal securities laws, depending on their structure and use. Our tokenized deposit product is not a newly-issued digital asset backed by reserves, nor is it a deposit token. We have designed it with a view to avoid classification as a security under current SEC guidance. However, regulatory interpretation remains uncertain, and further rulemaking or enforcement action could require us to register certain products or restructure features to ensure compliance.

AML and Sanctions Scrutiny. U.S. regulators, including FinCEN, OFAC, and the Department of Justice, have intensified scrutiny on AML and sanctions controls in the crypto sector. High-profile enforcement actions in 2023 and 2024 illustrate the risk of compliance lapses, including multimillion-dollar fines and criminal penalties. We are designing and testing transaction monitoring, sanctions screening, and blockchain analytics tools to meet regulatory expectations. Because regulatory expectations in the AML and sanctions landscape continue to evolve, we continuously update our policies to incorporate emerging guidance.

Bank-Fintech Oversight. Banking regulators have issued updated guidance on third-party risk management, particularly in the context of fintech partnerships. As a program manager and infrastructure provider working with chartered institutions, we must maintain controls commensurate with those of our regulated partners. Increased regulatory oversight could raise compliance costs and slow product rollouts, but we believe robust governance also serves as a competitive advantage.

Legislative and International Developments. The U.S. Congress continues to debate legislation that could further reshape the regulatory framework for stablecoins, tokenized deposits, and crypto assets. In particular, Congress recently passed the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS” Act ) in July 2025, which was the first legislation to establish a clear legal framework for the issuance of payment stablecoins. Simultaneously, major jurisdictions across the globe like the European Union, Japan, Hong Kong, and Singapore have passed national laws regulating stablecoins. We closely monitor global developments and consider the need to adjust our current and future business operations to comply with foreign laws.

Regulation of the Science Division

Our Science Division, which includes the legacy Know Labs business, remains focused on advancing our proprietary sensor technology. We have significantly reduced the scale of our research and development activities and are no longer conducting human clinical trials. Current efforts are limited to laboratory-based feasibility testing, intellectual property protection, and maintaining regulatory readiness for potential future commercialization. We are also focused on building strong external validation of our technology, primarily through technical studies.

Our operations, and those of any future development and research partners, may, if we decide to resume pursuit of medical applications of our sensor technology, be subject to regulation by the U.S. Food and Drug Administration (“FDA”) and other federal and state agencies under the Federal Food, Drug, and Cosmetic Act and related regulations. These laws govern, among other things, the design, clinical testing, manufacture, labeling, promotion, and sale of medical devices. Any medical-diagnostic products developed by the Science Division would be regulated by the FDA as medical devices, and must satisfy applicable pre-market review, quality-system, and post-market reporting requirements.

The FDA classifies medical devices into three categories—Class I, II, or III—based on the level of regulatory control necessary to assure safety and effectiveness. Class I devices are subject to general controls; Class II devices, such as most diagnostic instruments, generally require pre-market clearance through the 510(k) process or, where no predicate device exists, a De Novo classification request; and Class III devices require pre-market approval. The specific classification and pre-market pathway applicable to our Bio-RFID™-based products will depend on their final intended use, technological characteristics, and the availability of a legally marketed predicate device.

If we resume active product development or clinical testing in the future, we expect that any future regulatory submission for the sensor product would likely proceed through the FDA’s De Novo or 510(k) process, supported by clinical data demonstrating substantial equivalence or reasonable assurance of safety and effectiveness. Should the FDA determine that the product represents a novel technology, the device could be subject to additional review or more extensive testing before marketing authorization is granted. We may also seek designation under the FDA’s Breakthrough Devices Program if our technology continues to demonstrate potential for materially improved diagnostic accuracy or patient outcomes.

Clinical testing of our investigational devices, if required, must comply with the FDA’s investigational device exemption regulations and be conducted under the oversight of Institutional Review Boards. These requirements govern study design, informed consent, monitoring, and reporting obligations. Even after a device receives marketing authorization, the manufacturer is subject to post-market surveillance, quality-system regulation compliance, medical-device reporting, and FDA inspection authority. Non-compliance with any of these obligations could result in enforcement actions, including fines, injunctions, product recalls, or civil and criminal penalties.

Because the Science Division’s current activities are primarily research-oriented, we have no current exposure to the full range of FDA and Federal Trade Commission marketing and labeling regulations at this time. Nevertheless, we continue to monitor evolving regulatory requirements to ensure that our intellectual property and development programs, advertising materials, and data-handling practices remain compliant. Any significant change in the regulatory framework applicable to medical-diagnostic technologies, or any adverse determination by the FDA, could materially affect our ability to advance or commercialize the Science Division’s products in the future.

Research and Development

Our research and development initiatives are primarily directed toward advancing the architecture, functionality, and scalability of our tokenized deposit platform and related digital financial infrastructure including the pre-launch development of identity-integrated wallets, compliance-enabled smart contracts, blockchain interoperability features, reserve-management tooling, and user experience enhancements. Following the October 2025 announcement of our strategic partnership with Vast Bank and Uphold, our R&D activities will also include technical integration, compliance validation, and user-interface testing to support the further development of the USBC tokenized deposit offering. We are also focused on building modular program management systems that could support licensing or white-label deployment of our financial-technology stack.

While our core research and development efforts are now heavily focused on the financial technology and digital asset space, we continue to support limited development related to our legacy non-invasive sensor technology, primarily to preserve prior investment and explore potential integrations with our identity or health-related applications which may support future monetization or technology licensing.

Our research and development expenditures vary based on project cycles, regulatory requirements, technical hiring, and third-party partnerships. Integration testing and regulatory-readiness efforts associated with the Vast Bank and Uphold collaboration are expected to represent a meaningful portion of near-term R&D spending. We expect investment in platform security, cryptographic protocols, regulatory adaptability, and cross-chain deployment tools to remain a significant focus.

Human Capital Resources

As of September 30, 2025, we employed 24 individuals, including 11 full-time employees who support critical areas including platform development, financial operations, digital asset custody, product management, regulatory compliance, and strategic partnerships. Our employees have the option to work remotely from locations across the United States and abroad. Substantially all executive and team meetings are held virtually, with occasional in-person sessions for strategic planning or technical integration.

We prioritize recruiting and retaining professionals with experience in blockchain architecture, smart contract engineering, cybersecurity, AML/KYC compliance, and tokenomics. Our team structure is designed to remain agile, allowing us to scale selectively in line with evolving regulatory and business priorities. In execution of our hiring strategy, we maintain an equity incentive plan which we believe serves as a key incentive for our employees, aligning their long-term interests with our objectives as an organization.

Key human-capital objectives include maintaining a culture of accountability, innovation, and regulatory compliance. To support these objectives, we emphasize:

•	Recruitment and retention of professionals with experience in digital-asset infrastructure, risk management, and software engineering;

•	Compliance and security training, including periodic instruction on anti-money-laundering, data-privacy, and cybersecurity obligations; and

•	Equity-based compensation as a core retention and alignment tool, which links employee interests with long-term shareholder value.

We continuously evaluate our human-capital programs and may adjust our practices as our business evolves.

Available Information

You can find reports on our company including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on our Investor Relations website https://investors.usbc.xyz/ under the “Filings” heading. These reports are available free of charge and as soon as reasonably practicable after they have been filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). We are providing the address of our website solely for the information of investors and the information on our website is not a part of or incorporated into this or any report that we file with the SEC.

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

Risk Related to Business, Finance and Operations

We have a history of losses, we may not be able to attain profitability in the future, and there is no assurance that our revenue and business model will be successful.

We have a history of net losses. We expect our costs will increase over time, and that we may continue to generate losses in the future as we invest significant additional funds toward growing our business and operating as a public company. Such losses may fluctuate significantly from quarter to quarter. We expect to expend substantial financial and other resources on pre-launch product development, including investments in our proposed product, engineering, data, and design teams and platform; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance, security, and disaster recovery measures; our sales, marketing, and partner management organizations; acquisitions or strategic investments; and general administration, including legal and accounting expenses. These efforts may be more costly than we expect and may not result in the generation of any revenue. A failure to generate enough revenue to sufficiently keep pace with our investments and other expenses could prevent us from achieving profitability or positive cash flows. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.

If we cannot keep pace with rapid digital asset industry changes to provide new and innovative products and services, the potential use of our proposed products and services, and consequently our ability to generate any net revenue, could decline, which could adversely impact our business, financial condition, and results of operations.

The digital asset industry has been characterized by many rapid, significant, and disruptive products and services in recent years. These include decentralized applications, DeFi, yield farming, non-fungible tokens, play-to-earn games, lending, staking, token wrapping, governance tokens, innovative programs to attract customers such as transaction fee mining programs, initiatives to attract traders such as trading competitions, airdrops and giveaways, staking reward programs, “layer 2” blockchain networks, and novel digital asset fundraising and distribution schemes, such as “initial exchange offerings.” We expect new digital asset products, services, and technologies to continue to emerge and evolve, which may be superior to, or render obsolete, the products and services that we are currently developing. For example, disruptive technologies such as generative artificial intelligence (“AI”) may fundamentally alter the use of our proposed products or services in unpredictable ways. We cannot predict the effects of new services and technologies on our business. Our ability to generate net revenue will depend heavily on our ability to innovate and create successful new products and services, both independently and in conjunction with third-party developers. In particular, developing and incorporating these new products and services into our business may require substantial expenditures, take considerable time, and ultimately may not be successful. Any new products or services could fail to attract customers, generate revenue, or perform or integrate well with third-party applications and platforms. In addition, our ability to adapt and compete with new products and services may be inhibited by regulatory requirements and general uncertainty in the law and regulatory expectations, constraints by our banking partners and payment processors, third-party intellectual property rights, or other factors. Moreover, we must continue to enhance our technical infrastructure and other technology offerings to remain competitive and ensure our platform has the required functionality, performance, capacity, security, and speed to attract and retain customers. As a result, we expect to incur significant costs and expenses to continue developing the technical infrastructure required to meet the evolving needs of the industry. Our success will depend on our ability to develop and incorporate new offerings and adapt to technological changes and evolving industry practices. If we are unable to do so in a timely or cost-effective manner, our business and our ability to successfully compete to attract customers may be adversely affected.

We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.

Historically, we have funded our operations and capital expenditures primarily through debt and equity issuance. Although we currently anticipate that our existing liquidity sources (including our Bitcoin holdings) will be sufficient to meet our cash needs for at least the next 12 months, our anticipated cash needs may be greater than our resources and we may require additional financing. We may evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our pre-launch development efforts, outcome of the pilot program, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we raise additional funds by incurring indebtedness, then we may be subject to increased fixed payment obligations and could be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely affect our ability to conduct our business. Any future indebtedness we may incur may result in terms that could be unfavorable to our investors.

Failure of vendors to perform their contractual agreements and our failure to effectively oversee vendor operations could adversely affect our business, financial condition, and results of operations.

We contract with vendors and service providers who perform services for us or to whom select functions are delegated and integrated into our processes. In some cases, third-party vendors are one of a limited number of sources. These service providers play an important role in supporting the technology, automation, and operational capabilities of our platform. If certain critical vendors were unable to perform, we could experience interruptions or delays in the delivery of our products and services while we identify and integrate suitable alternatives. We also rely on third-party providers for key technology functions, including system availability, cybersecurity, data processing, and infrastructure support. These providers supply resources that help maintain the reliability, scalability, and security of our systems and data. We utilize a variety of other vendors to detect and defend against malicious activity and threats. Any disruption, performance degradation, or failure by our vendors to meet their obligations could adversely affect the continuity of our operations.

Our arrangements with vendors and service providers have in the past and may in the future disrupt or degrade our operations if they fail to satisfy their obligations to us or if they were to stop providing services to us either on a temporary or permanent basis. We may be unable to replace these vendors and service providers in a timely and efficient manner, on similar terms, or at all. In addition, our vendors and service providers may fail to operate in compliance with applicable laws, regulations, and rules. Despite our efforts to monitor our vendors and service providers with which we transact business, there is no guarantee that they will comply with their contractual obligations as agreed to or applicable laws and regulations. Failure to maintain an effective vendor oversight program and monitor our vendors’ compliance with applicable laws could result in fines, penalties or other liability for errors and omissions by these vendors and service providers, which could adversely affect our business, financial condition, and results of operations.

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the listing requirements of the NYSE American and other applicable securities rules and regulations. Compliance with these rules and regulations may increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase the demands on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. In addition, we expect that our management and personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

Our executive officers have limited experience in dealing with the increasingly complex laws pertaining to public companies, which may increase the amount of their time devoted to these activities and result in less time being devoted to the management and growth of our business. We continue to evaluate whether we have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. We may expand our employee base and hire additional employees to support our operations as a public company, which may in the future cause our operating costs to increase. If we fail to establish and maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Being a public company also makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage, incur substantially higher costs to obtain coverage or only obtain coverage with a significant deductible. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors in the future, particularly to serve on our audit committee and compensation committee.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations in many cases due to the lack of specificity and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards or our efforts differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business, financial condition, and results of operations could be adversely affected.

Risks Related to Ownership of our Common Stock

We are a “controlled company” within the meaning of the NYSE American rules and, as a result, we qualify for exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Greg Kidd, our Chief Executive Officer and Chairman of the Board, beneficially owns a majority of the voting power of our outstanding common stock through his solely-owned entity, Goldeneye 1995 LLC (“Goldeneye”). As a result, we are a “controlled company” within the meaning of the NYSE American LLC Company Guide. Under the NYSE American rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

•	are not required to have a board of directors composed of a majority of “independent directors,” as defined under the NYSE American rules;

•	are not required to have a compensation committee that is composed entirely of independent directors; and

•	are not required to have director nominations be made, or recommended to the full board of directors, by independent directors or by a nominations committee that is composed entirely of independent directors.

Accordingly, because we qualify as a controlled company, we may elect to rely on these exemptions and not implement certain governance practices (such as a fully independent board or committees). To the extent we choose to do so, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE American’s corporate governance requirements. In addition, because our controlling stockholder also serves as our Chief Executive Officer and Chairman, the lack of independent oversight may increase the potential for related-party transactions or conflicts of interest that could be adverse to minority stockholders.

Our largest stockholder will continue to have a substantial influence over us for the foreseeable future, including the outcome of matters requiring stockholder approval. This concentration of control may prevent you and other stockholders from influencing significant corporate decisions, and it may result in conflicts of interest that could cause our stock price to decline.

As of November 30, 2025, Goldeneye, our largest stockholder, beneficially owned approximately 71.5% of the issued and outstanding shares of our common stock, on a fully diluted basis (and a higher percentage on a non-diluted basis), and exercises a corresponding level of voting control. As a result, Mr. Kidd, through Goldeneye, has the ability to control or heavily influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of the Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power could discourage or prevent a change in control that minority stockholders might consider favorable and could result in the approval of transactions that might not reflect arm’s-length terms. The significant concentration of ownership may also reduce the liquidity and trading volume of our common stock and could result in a lower trading price. In addition, the significant concentration of stock ownership may adversely affect the market value of our common stock due to investors’ perception that conflicts of interest may exist or arise, or due to the reduced public float and liquidity of our shares. This risk overlaps with the risks discussed under “Risk Factors—Our Bitcoin treasury strategy exposes us to conflicts of interest and governance risks” because control by a single stockholder may also influence treasury-management decisions.

We have recently undergone a fundamental change in capitalization, and the issuance, repricing, or sale of substantial amounts of our common stock could result in significant dilution and adversely affect the market price of our shares.

In connection with our recent recapitalization and the adoption of our Amended and Restated 2021 Equity Incentive Plan, our outstanding shares of common stock increased materially—from approximately 3 million as of September 30, 2024 to approximately 388 million as of September 30, 2025. The amended plan authorizes the issuance of up to 115.3 million shares of common stock, with an evergreen provision that may automatically add up to 15 million shares each year through 2030.

In August and October 2025, we implemented significant equity-compensation actions, including the grant of new stock option awards and, in October, the repricing of the options granted in August. These actions materially increased the number of shares that may become eligible for future issuance, increasing our stock-based compensation expense.

We use equity-based compensation as a key component of our incentive and retention strategy and we expect to continue granting stock options and other equity awards in the future. The issuance, vesting, or exercise of these awards, as well as any future equity financings, will increase the number of shares outstanding and may further dilute existing stockholders, reduce our earnings per share, and adversely affect the market price of our common stock.

In addition, a significant portion of our outstanding common stock is held by our principal stockholder, members of management, and other affiliates, resulting in a relatively limited public float. A limited float may contribute to price volatility and reduced liquidity in our stock. Sales of substantial amounts of our common stock by us in future offerings, upon the exercise of equity awards, or by existing stockholders (including affiliates pursuant to Rule 144 or an effective registration statement), or even the perception that such sales could occur, could adversely affect the market price of our common stock.

Future issuances of equity or debt securities could further dilute stockholders or adversely affect the value of our common stock.

Under our articles of incorporation, we are authorized to issue 750 million shares of common stock and 5 million shares of preferred stock. The issuance of additional equity or convertible securities could result in further dilution and may adversely affect the trading price of our common stock. Similarly, any issuance of debt securities could impose restrictive covenants or liens that limit our operational flexibility or subordinate equity holders’ claims in a liquidation.

We may also offer debt securities that have rights senior to those of our common stock or contain restrictive covenants, including liens on our assets. Because our decision to issue securities or incur debt in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financing. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk of our future offerings reducing the value of your shares and diluting your interest in us.

We are currently operating under an accepted plan with the NYSE American to regain compliance with its continued listing standards, but there can be no assurance that we ultimately will do so.

Our common stock is listed on the NYSE American, and the continued listing of our common stock on the NYSE American is contingent upon our ongoing compliance with a number of listing requirements. These include minimum share price, minimum number of public stockholders and minimum stockholders’ equity requirements, among others.

On September 27, 2024, we received a notice from the NYSE American stating that we were not in compliance with certain listing standards set forth in Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American LLC Company Guide. On December 10, 2024, the NYSE American accepted our plan to regain compliance and granted a plan period through March 27, 2026.

The NYSE American may initiate delisting proceedings at any time if it determines that we are not making sufficient progress under the plan or otherwise fail to satisfy listing standards (including suitability standards under Section 1003(f)(v)). On January 29, 2025, the NYSE American announced that it would commence delisting proceedings against us for low bid price. We filed an appeal and continue to pursue corrective actions.

If we fail to regain ongoing compliance, or are deemed unsuitable for continued listing, our common stock could be delisted from the NYSE American and, if we are unable to list on another national securities exchange, may only be eligible for quotation on the over-the-counter market. This could result in significant adverse consequences, including:

●	limited availability of market quotations for our common stock;

●	reduced liquidity for our common stock;

●	impaired ability to raise additional funds;

●	loss of institutional investor interest and decreased ability to issue additional securities or obtain financing in the future;

●	determination that our common stock is a “penny stock,” which would impose more stringent broker rules and possibly result in reduced trading activity;

●	limited news and analyst coverage; and

●	potential breaches of our agreements under which we made representations or covenants regarding compliance with listing requirements, which could result in costly litigation, liabilities and diversion of management’s time and attention.

Although our plan was accepted, there is no assurance that we will be able to maintain ongoing compliance with the NYSE American’s continued listing requirements in the future. In addition, any delisting or prolonged non-compliance could delay or limit commercialization of our tokenized-deposit initiative by impairing counterparties’ or regulators’ willingness to proceed with required approvals and integrations.

Because our stock price has fluctuated significantly and may remain volatile, the value of your investment may decline.

The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

●	changes in the market price of Bitcoin and resulting unrealized gains or losses from our Bitcoin treasury strategy;

●	pre-launch developments in our tokenized-deposit initiative, including announcements of partnerships, pilot timing, product design, or regulatory feedback;

●	changes to, delays in, or termination of relationships with our banking or distribution/technology partners for tokenized deposits;

●	fluctuations in our financial results reflecting fair-value adjustments related to digital-asset holdings or share-based compensation;

●	announcements by us regarding liquidity, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments and litigation;

●	issuance of stock options or other equity awards, convertible or equity securities and related warrants for general corporate or merger and acquisition purposes;

●	issuance or repayment of debt, accounts payable or convertible debt for general corporate or merger and acquisition purposes;

●	actual or perceived dilution arising from future equity financings or conversions;

●	sale of a significant number of shares of our common stock by stockholders;

●	general market and economic conditions, including volatility in the digital-asset sector;

●	quarterly variations in our operating results;

●	investor and public relation activities;

●	announcements of technological innovations;

●	new product introductions by us or our competitors;

●	competitive activities;

●	low liquidity; and

●	additions or departures of key personnel.

These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. These factors could have a material adverse effect on our business, financial condition, and results of operations.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to continue to retain all of our future net earnings, if any, to finance the growth and development of our business, and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Risks Related to Our Bitcoin Treasury Strategy and Holdings

Bitcoin price volatility and correlation to our stock could materially impact our financial results and market price.

Bitcoin’s price has experienced, and is expected to continue to experience, extreme volatility. Fluctuations in Bitcoin’s market price directly affect our reported net income or loss and may cause our stock to trade as a proxy for Bitcoin regardless of operational performance. Factors affecting Bitcoin’s price include investor sentiment, large-volume trading, market manipulation on unregulated venues, adverse publicity (including cybersecurity incidents or environmental critiques), regulatory posture and enforcement actions, macroeconomic conditions (such as interest rates and liquidity), technological competition, and breakthroughs that undermine cryptographic security. A material decline in Bitcoin’s price would directly reduce the value of our Bitcoin holdings, increase earnings volatility, and could adversely affect our financial condition and the market price of our common stock. See also “Risk Factors—Because our stock price has fluctuated significantly and may remain volatile, the value of your investment may decline.”

Concentration of our Bitcoin holdings and market-liquidity constraints magnify adverse outcomes.

A significant portion of our assets is concentrated in Bitcoin, limiting diversification and increasing exposure to Bitcoin-specific risks. Periods of limited market liquidity or exchange disruptions may impair our ability to liquidate positions at favorable prices—or at all—especially during stress events. Bitcoin held with custodians is not insured by the FDIC or SIPC, and private insurance may be limited. These factors reduce our financial flexibility in periods of market disruption and can exacerbate downside moves.

Counterparty, custody, and market-infrastructure risks, including contagion, could result in loss of assets or access.

We rely on U.S. institutional-grade custodians and contractual protections intended to establish our property interest in custodially-held Bitcoin; however, applicable insolvency and property law for digital assets remains unsettled. If a custodian were to become insolvent or enter receivership, our custodially-held Bitcoin could be treated as part of the custodian’s bankruptcy estate, and we could be deemed an unsecured creditor. Broader industry failures (such as FTX, Celsius, Voyager, and BlockFi, and banking exits affecting crypto-related services) illustrate counterparty and contagion risks that can depress liquidity and prices, restrict venues, and create new operational risks. Even absent insolvency, operational failures, security breaches, or non-performance by trading partners or service providers could delay access to or result in a partial or total loss of holdings, materially adversely affecting our condition and stock price. Insurance for digital-asset activities may be limited or unavailable, increasing residual loss exposure.

Regulatory and accounting developments could increase compliance burdens and earnings volatility or restrict our strategy.

Digital assets exist within a rapidly evolving legal framework in the United States and abroad. Regulatory actions or new rules—covering securities, commodities, money-transmission, anti-money-laundering, tax, or prudential supervision, could impose licensing or registration requirements, restrict custodial or trading services, or otherwise limit our ability to hold or transact in Bitcoin. In 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-08, which requires fair-value measurement of certain crypto assets with changes in value recognized in net income. This change could materially increase variability in our reported results and reduce period-to-period comparability.

If Bitcoin were deemed a “security,” our holdings could be treated as investment securities and we could be deemed an “investment company” under the Investment Company Act of 1940, fundamentally altering our operations and potentially forcing asset sales or restructuring to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act of 1940. We do not believe that we meet these definitions because we are primarily engaged in a non-investment company business.

Our valuation and financial-reporting controls for digital assets and derivatives are complex and involve significant judgment. Fair-value accounting requires estimates of market inputs and pricing data that may not be independently verifiable. If our valuation methods or internal controls prove inaccurate, we could be required to restate our financial statements or disclose a material weakness in internal control over financial reporting.

In addition, our Science Division’s sensor technologies may be classified as medical devices and hence could be subject to extensive and evolving FDA regulation; delays in review, additional data requirements, or changes in guidance could materially affect development timing and cost.

Yield-generation and derivative strategies are risky and relatively untested at public-company scale.

Bitcoin does not pay interest or dividends. We seek to generate yield or manage exposure through treasury strategies which may include lending, margin, or our current derivative trading strategy (such as selling calls or call spreads). These activities may expose us to leverage, counterparty default, and liquidity risk, including potential margin calls or forced liquidations during market volatility, which could materially reduce liquidity or magnify losses. In connection with these strategies, we may pledge digital assets as collateral under agreements that permit counterparties to exercise control and liquidate such assets without prior notice if margin requirements or other obligations are not met. While such arrangements are customary for institutional trading, they reduce our flexibility to deploy pledged assets and could result in asset sales at unfavorable prices during stress events. Our current Bitcoin treasury trading strategy, intended to boost holdings through premiums, has limited precedent across market cycles and may cap upside while increasing downside and earnings volatility under GAAP.

Operational, technology, cybersecurity, and market-access risks could disrupt execution of our strategy.

Secure custody depends on safeguarding private keys; loss, theft, or compromise (including custodian failures or cyberattacks) could permanently impair access to Bitcoin. Technological or cryptographic breakthroughs, including advances in quantum computing, or protocol failures could undermine Bitcoin’s security and value. We also rely on complex integrations, cloud infrastructure, and open-source and third-party software to operate securely and efficiently. Defects, outages, or vulnerabilities in these systems—or in the systems of our vendors—could interrupt service, delay transactions, or expose sensitive data. Cyberattacks, phishing, ransomware, or insider misconduct could compromise customer or company information and result in financial losses, regulatory scrutiny, or reputational harm. Perceived crypto-related risk may also limit access to traditional banking, payments, capital-markets services, or director-and-officer and other insurance, increasing costs and operational friction.

Risks Related to Our Product Development Initiatives

Our tokenized-deposit initiative has not yet launched and our Science Division remains in the development stage which subjects both initiatives to significant uncertainty.

We are continuing to develop our proposed products and services related to retail tokenized U.S.-dollar deposits, and our Science Division remains in the research and development stage. Our success depends on achieving technical validation and, where applicable, regulatory clearance for our proposed products, including our non-invasive glucose monitoring technology. The Science Division operates in a highly competitive and rapidly evolving field of medical-sensing technology, and advances by competitors could render our platform less attractive or obsolete before commercialization. We recently announced a collaboration with a U.S. bank partner (Vast Bank) and a distribution and technology partner (Uphold) to conduct joint development and pilot activities to finalize and deliver a tokenized-deposit platform. This arrangement is non-binding and remains subject to negotiation of a definitive agreement, satisfaction of integration milestones, and receipt of required board and regulatory approvals. Management believes the pilot program for the tokenized deposit initiative demonstrates commercial potential. However, the amount and timing of future revenue is uncertain and is subject to customer adoption. The ultimate plans for the rollout of the future retail launch are dependent on a number of factors, including the outcome of the pilot program, which may not reflect full-scale deployment. If we fail to demonstrate reliability, accuracy, and scalability, we may be unable to attract partners, obtain approvals, or generate revenue. There can be no assurance as to the timing, scope, or completion of any of these steps and either initiative may be delayed, modified, or discontinued if approvals are not obtained, if negotiations fail, or if our partners elect to pause or terminate participation.

We may be unable to launch retail tokenized U.S. dollar deposits within anticipated timelines, or at all, if required approvals are delayed, modified, or not obtained.

We may be unable to launch any retail tokenized-deposit product within anticipated timelines, or at all, if required regulatory, board, or banking-partner approvals are delayed, modified, or not obtained. Definitive implementation agreements with our banking and distribution partners have not yet been executed, and the structure of the contemplated product remains subject to ongoing technical, legal, and regulatory review and subject to the future outcome of the pilot program. Any material changes in regulatory expectations, partner readiness, integration requirements, or supervisory feedback could delay, limit, or preclude commercialization.

Our ability to advance our tokenized-deposit initiative will depend entirely on the participation, regulatory standing, and technical readiness of third-party partners.

We will rely on the continuing engagement and performance of our banking and technology partners to design, integrate, and operate the contemplated platform. Changes in a partner’s regulatory posture, risk appetite, operational capacity, or strategic priorities could delay, limit, or halt development. Cybersecurity incidents, commercial disputes, or turnover among key personnel could also increase costs, require re-engineering, or force us to identify and onboard replacements, any of which could materially affect our plans.

In addition, heightened regulatory scrutiny of bank–fintech relationships may impose additional obligations or cause delays. U.S. banking regulators have issued guidance emphasizing enhanced oversight of third-party relationships, including due-diligence, monitoring, and approval expectations. If Vast Bank, or any future banking partner, becomes subject to restrictions, enforcement actions, or supervisory findings, it could be required to suspend or terminate its participation, which would compel us to seek alternative partners or pause the initiative altogether.

The legal and regulatory framework for tokenized deposits is unsettled and may impose obligations that make the initiative impractical.

The regulatory treatment of retail tokenized deposits, particularly with respect to FDIC insurance coverage, Regulation E, state money-transmission laws, bank third-party-risk-management standards, consumer-protection rules, and blockchain-settlement requirements, is evolving and uncertain, and may impose additional licensing, registration, or consumer-protection requirements that differ by jurisdiction. Regulators could determine that aspects of a proposed design are non-compliant or require licenses, charters, or additional controls, or could classify our tokenized deposits as securities, stablecoins, or other regulated instruments. Although we believe tokenized deposits represent traditional bank liabilities recorded on blockchain technology, regulators, including the SEC, OCC, or FDIC, could reach a different conclusion, which could require registration, licensing, or fundamental redesign of the program and materially limit or delay commercialization.

If regulators were to determine that any aspect of our activities constitutes custody or money transmission, we could be required to obtain federal or state money-transmitter licenses, register with FinCEN, or comply with additional custodial-safeguarding and reporting obligations. Satisfying these requirements or the process of seeking licenses in multiple jurisdictions could delay or prevent the commercial launch of our tokenized-deposit initiative, materially increase our ongoing compliance costs, or require structural changes to our business model.

Regulators may require banks to maintain traditional core-banking and general-ledger systems even if tokenized-deposit architecture is used, which could increase costs or limit the design of the product.

Although the contemplated tokenized-deposit design seeks to reduce reliance on traditional core-banking technology, U.S. banking regulators generally expect institutions to maintain comprehensive ledgering, reconciliation, operational-risk, and internal-control systems. There has been guidance, reports, and public statements issued by federal and state financial regulators regarding the legal permissibility of, and supervisory considerations relating to financial institutions engaging in blockchain-related activities. If regulators determine that blockchain-based infrastructure is insufficient to meet supervisory expectations, our banking partners may be required to maintain additional systems, controls, or vendors, which could increase costs, delay development, or limit the design of the product. Regulation of blockchain-related activities remains uncertain and will continue to evolve.

Developing a tokenized-deposit platform exposes us to significant development, operational, security, and technology risks.

Our tokenized-deposit initiative will require substantial additional investments in software design, integration, and testing and require significant management time. Building and integrating mobile-application, blockchain, and banking-system infrastructure is costly, complex, and subject to execution risk. Development projects frequently exceed budget or schedule and may fail to deliver anticipated functionality or security. The product is heavily dependent on blockchain infrastructure and smart-contract functionality to represent deposit claims. Smart-contract defects, reconciliation errors between bank core systems and blockchain records, scalability limitations, or outages at infrastructure providers could result in loss of funds, service interruptions, or liability. Because these systems have not yet been formally implemented, the extent of these risks cannot yet be fully assessed.

Reputational or regulatory issues affecting our partners could harm the tokenized-deposit initiative, even if we are not directly implicated.

Adverse events at Vast Bank, Uphold, or other partners, such as enforcement actions, consent orders, or cybersecurity breaches, could reduce public trust, delay regulatory review, or constrain the design or rollout of any tokenized-deposit product which could damage our brand and adversely impact our results.

International access to tokenized deposits may be limited by sanctions, local-law restrictions, or bank-partner policies, which could materially reduce our addressable market and adversely affect our business, financial condition, results of operations and prospects.

Access to tokenized deposits by non-U.S. persons will depend on the issuing bank’s policies and compliance with applicable U.S. and foreign laws, including OFAC sanctions, anti-money-laundering rules, and local financial-services regulations. Foreign regulators may restrict, prohibit, or impose additional requirements on the offering of tokenized deposits in their jurisdictions. These limitations could delay or restrict international availability of tokenized deposits, materially reducing the addressable market and potentially increasing compliance costs.

Potential conflicts of interest involving our banking partner, if not appropriately addressed, could create regulatory or governance risks.

Our Vice Chair, Linda Jenkinson, also serves as Chair and Chief Executive Officer of Vast Holdings, Inc., the holding company that owns Vast Bank which will be our initial bank partner for the tokenized-deposit initiative. In addition, our Chairman and CEO, Greg Kidd, owns a controlling interest in Vast Holdings, Inc., which may cause regulators to view our relationship with Vast Bank as a related-party transaction subject to heightened scrutiny. All terms of the recent collaboration with Vast Bank and Uphold were negotiated at arm’s length and approved by disinterested members of our Board. Any actual or perceived conflict could invite additional regulatory review or require enhanced governance measures, which could increase costs or delay progress on the tokenized-deposit initiative.

Our success will depend on retaining qualified management and technical personnel.

Our business and future development efforts rely on the expertise of our management team and key technical employees, including software engineers, cybersecurity specialists, and compliance professionals. Competition for such talent in the fintech and digital-asset industries is intense. The loss of key employees could delay development initiatives, disrupt operations, or impair our ability to meet regulatory requirements. Replacing specialized personnel can be difficult and costly, particularly in emerging areas such as blockchain engineering and digital-asset compliance. If we fail to attract or retain qualified talent, our innovation and growth prospects could be materially and adversely affected.

Intellectual property challenges could impair our ability to protect or commercialize our technology.

Our success will depend on maintaining and enforcing patents and proprietary rights related to our sensor platform and other financial technologies. If competitors challenge, design around, or invalidate our patents, or if we fail to protect trade secrets, our competitive position could be materially weakened. Intellectual property disputes could also divert resources and delay development or commercialization.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY

Our cybersecurity and risk management program is designed to protect the confidentiality, integrity, and availability of our critical information systems and the data they hold. Due to the nature of our business and our customers, we face many potential cybersecurity challenges and threats, including attempts to gain unauthorized access to our intellectual property, trade secrets, codebase, proprietary or confidential information, fraud, denial-of-service attacks, attacks from foreign nations, as well as threats to our identity and personnel. Because we operate in financial-technology and data-sensitive environments, we expect these threats to continue to evolve and increase in complexity. We have implemented IT systems and processes designed to help defend against the ever-evolving threat landscape while remaining agile to keep up with such threats. As we expand efforts in the financial technology sector, we will continue to invest in strengthening and supporting a robust cybersecurity posture and defense.

We leverage a combination of cybersecurity frameworks to protect our assets. We use the controls from these frameworks as well as guidelines and best practices from the industry to develop our cybersecurity plan. Our cybersecurity plan and its elements are reviewed regularly to ensure they meet the requirements and expectations of our security needs. We have a cybersecurity policy in place, which includes monthly meetings with internal cybersecurity and technology experts to review and maintain the procedures, ensuring they reflect current best practices.

Our cybersecurity program is spearheaded by our cybersecurity department, with support from external advisors and approval from executive management. The stakeholders have been identified and know their roles within the documented cybersecurity process.

Our Board of Directors receives periodic reports and annual updates on our cybersecurity posture, and both the Chief Information Security Officer and the Chief Financial Officer share responsibility for our program and solicit support from third-party experts as necessary. Our cybersecurity team consists of highly senior resources holding multiple certifications and degrees relating to cybersecurity and best practices.

Risk is assessed based on multiple factors and is overseen by the Audit Committee. Our IT and cybersecurity teams update and maintain our digital asset inventory to ensure all digital assets are included in our risk management process. The same is also true for all physical records/files as well as physical assets that would be considered intellectual property. Key assets are identified, and risk is assessed based on business impact, availability of information, and attack feasibility. After the risks have been identified, they are reviewed with the Audit Committee and stakeholders to create action plans or exception requests for the acceptance of risk.

We leverage third party applications and software, as well as vulnerability and cybersecurity testing by third party cybersecurity experts, to help identify vulnerabilities within our system’s boundaries. These vulnerability lists are used to create remediation plans and are prioritized based on severity and attack feasibility.

An incident response plan has been established, which provides detailed information on actions to take in the event of an incident. The plan defines the incident response team, details the incident response lifecycle, and provides templates to make the process easier to document and follow. Timelines, communication methods, and notification information are included in the plan to ensure the process can be followed in high-pressure situations that can occur during incidents. We have had no material cybersecurity incidents in the last 24 months. However, during the fiscal year ended September 30, 2025, our leased office was physically broken into through a firemen’s access conduit in an isolated physical security incident that did not result in a material impact on our operations, financial condition or results of operations. No items/assets were taken and the access conduit has since been disabled. We are in the process of installing additional physical security measures to make the location less vulnerable to unauthorized entry.

Sensitive and confidential data are an essential part of our business. We leverage a cybersecurity policy that identifies the type of information we store and what level of encryption and access role entitlement is required to store and access the data. This document also details the overarching requirements for encryption, such as encryption methods, and secret/key storage and retention. These requirements are periodically reviewed to ensure continued alignment with industry standards and regulatory expectations.

ITEM 2. PROPERTIES.

Properties and Operating Leases

During the fiscal year ended September 30, 2025, as previously disclosed, we changed the address of our principal executive offices to Reno, Nevada.

On March 2, 2024, we signed a lease for 5,996 square feet of executive and research and testing facilities at 619 Western Avenue, Suite 610, Seattle, Washington 98104, at a net monthly payment of $11,492, subject to 3% annual increases after the first year. The lease commenced on May 1, 2024 and is originally scheduled to terminate on July 31, 2027. On July 9, 2025, we entered into a Deferred Rent Agreement whereby we paid $31,932 and deferred $91,094 until the lease expires in 2027. As a result, the monthly lease payment is approximately $8,000 per month.

We do not own any real property. We believe that our existing leased facilities, together with our ability to obtain suitable additional physical office space as needed, are adequate to support our operations for the immediate future.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on NYSE American under the symbol “USBC” on August 15, 2025, effective with the change in the trading symbol from “KNW”, which our common stock had traded under since September 16, 2022.

Number of Holders of our Common Shares

As of September 30, 2025, there were 388,143,679 shares of common stock issued and outstanding, held by approximately 176 stockholders of record. This number does not include approximately 7,285 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the near future. We may also enter into credit agreements or other borrowing arrangements in the future that could restrict our ability to declare or pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our Board of Directors subject to limitations under applicable law (including Nevada Revised Statutes 78.288) and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant. See also Item 1A “Risk Factors—Risks Related to Ownership of Our Common Stock—We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.”

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

As previously reported, during the three months ended September 30, 2025, we issued approximately 357.8 million shares of our common stock to Goldeneye 1995 LLC, in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

In connection with the private placement, we completed the following issuances of securities:

●	The sole holder of Series C and D Convertible Preferred Stock, elected redemption, including dividends, for 8,330,440 shares of common stock, in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.

●	The holder of convertible debt, elected conversion, including interest, for a combination of $75,000 in cash and 3,295,379 shares of common stock, in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.

●	We issued 3.9 million shares of common stock to J.V.B. Financial Group LLC (Cohen & Company Capital Markets) as Goldeneye 1995 LLC’s financial advisor, in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

●	We issued 3.9 million shares of common stock to Fifth Era LLC as Goldeneye 1995 LLC’s financial advisor, in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

●	The sole holder of Series H Convertible Preferred Stock, J3E2A2Z LP, an entity affiliated with and controlled by our former CEO, elected redemption, including interest, for a combination of $654,276 in cash and 2,000,000 shares of common stock, in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The redemption of Series H Convertible Preferred Stock on August 6, 2025, which involved a combination of cash and common stock issuance, did not constitute a repurchase of equity securities for purposes of Item 703 of Regulation S-K.

Description of Securities

Our authorized capital stock and the rights of holders of common stock are described in Exhibit 4.1 to this Annual Report on Form 10-K, which description is incorporated herein by reference. On August 15, 2025, we amended our Articles of Incorporation to change our name to “USBC, Inc.” and to reflect the conversion and redemption of our Series C, Series D, and Series H Preferred Stock. Following these amendments, only shares of our common stock are outstanding.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock trades on the NYSE American under the symbol “USBC.” On September 30, 2025, the last reported sale price of our common stock on the NYSE American was $1.34 per share.

As of September 30, 2025, there were approximately 176 holders of record of our common stock. This number does not include approximately 7,285 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination regarding dividends will be made at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, contractual restrictions, and other factors the Board deems relevant.

Dividends accrued on our former Series C, D and H Convertible Preferred Stock were settled in shares of common stock or repaid during the fiscal year ended September 30, 2025, and the designations of those series have been eliminated.

Transfer Agent and Registrar

We have appointed Equiniti Trust Company located at 48 Wall Street, Floor 23, New York, NY 10005, telephone number (800) 937-5449, as the transfer agent for our common stock.

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

The following discussion and analysis should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in or implied by these forward-looking statements due to factors including those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” We do not undertake to update forward-looking statements except as required by law.

Overview

USBC, Inc. is a publicly traded multi-disciplinary technology company that we believe is an industry leading innovator in digital financial technologies. Under the leadership of Chairman and Chief Executive Officer, Greg Kidd, USBC develops transformative financial services, including digital assets and banking solutions as well as non-invasive health monitoring research.

USBC has implemented a Bitcoin treasury strategy to bolster pre-launch development and research across its various divisions. A key focus of USBC is the further development of the USBC tokenized deposit offering, a U.S.-dollar denominated tokenized deposit that will operate on blockchain technology, be embedded with digital identity, and may offer high-yield rewards. With a focus on identity, inclusion, innovation, and risk management, USBC is dedicated to creating long-term shareholder value in a rapidly evolving financial landscape.

Recent Developments

As previously disclosed, on August 6, 2025, we issued approximately 357.8 million shares of our common stock, par value $0.001 per share to Goldeneye 1995 LLC, an affiliate of our Chairman and Chief Executive Officer Greg Kidd, at a per share purchase price of $0.335 in exchange for aggregate purchase price of: (i) 1,000 Bitcoin, and (ii) $15 million in cash. In connection with the issuance of the shares, the board of directors approved the change in the name of the Company to USBC, Inc. from Know Labs, Inc. and the change in trading symbol of the Company to “USBC” from “KNW” on the New York Stock Exchange American LLC (“NYSE”), to align with our strategic transition into a multi-disciplinary enterprise following closing.

Our Bitcoin treasury strategy operates in parallel with our continuing non-invasive health monitoring technology research, and the further development of the USBC tokenized deposit offering. We are focused on developing go-to market and sales strategies to acquire customers and drive future revenue while optimizing efficiency and ensuring transparency.

We view our Bitcoin holdings as long-term holdings and we intend to strategically utilize Bitcoin as a primary treasury reserve asset to generate yield to help support the current business and future growth and expansion of new business lines. We have developed partnerships with premier Bitcoin financial services platforms and institutional services providers, leveraging their expertise to ensure secure execution, robust governance, and market transparency of our yield generation treasury strategy.

On August 6, 2025, we appointed Hyrcanian Asset Management, LLC to provide discretionary investment management services with respect to our Bitcoin treasury trading strategy which resulted in an addition of 2.6 Bitcoin, or approximately $283,000, to our Bitcoin holdings during the three months ended September 30, 2025, based on the price of a Bitcoin as of September 30, 2025. We held approximately 1,003 Bitcoin on our balance sheet with a carrying value of approximately $115.0 million as of September 30, 2025, which value may be materially impacted as the market value of Bitcoin fluctuates. We believe that we are well-positioned to execute on our long-term yield generation trading strategy, coupled with our relative position and liquidity.

On September 29, 2025, our stockholders approved the Amended and Restated USBC, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan, among other things, (i) increased the number of shares of common stock authorized for issuance by 65,000,000 shares; (ii) provides flexibility to the Board and/or its compensation committee to expressly permit repricings and other exchanges of awards under the 2021 Plan from time to time; and (iii) amended the evergreen provision so that, beginning January 1, 2026 and each January 1 thereafter through January 1, 2030, the share reserve may automatically increase by up to 15,000,000 shares, 4% of outstanding common stock, or such lower amount as determined by the Board.

On October 7, 2025, our Board of Directors approved the repricing of the 48,620,000 option grants awarded in August 2025, lowering the exercise price to $1.10 per share from $2.45 per share. There were no other changes to the vesting schedule or timelines of these awards.

During October 2025, our Board of Directors approved the issuance of stock option grants for 62,530,000 shares at a weighted average exercise price of $1.07 per share. The stock option grants expire in ten years and vest over four years.

On October 23, 2025, we announced a preliminary partnership with Uphold and Vast Bank to launch the USBC tokenized deposit program. Uphold is an infrastructure provider for on-chain finance and Vast Bank is a nationally-chartered bank. The new strategic partnership will introduce the world’s first retail tokenized deposit offering, providing unprecedented global access to U.S. dollar-denominated tokenized deposits and U.S. dollar deposit accounts worldwide for individuals, enterprises and financial institutions.

With this new partnership, Uphold’s customers will be able to open U.S. dollar deposit accounts enabling customers to hold and transfer digital representations of their U.S. dollar deposits at Vast Bank on USBC’s privacy-preserving blockchain ledger. Enabled by Vast Bank’s national charter and compliance framework, USBC tokenized deposit offering is being designed to enable the underlying deposit account to be eligible for FDIC insurance (in accordance with applicable limits and requirements) and subject to Reg E protections. Uphold, Vast and USBC have entered into a non-binding Memorandum of Understanding (MOU) to finalize the terms of their strategic partnership in a definitive agreement. While non-binding, the MOU reflects a shared intent to finalize the terms of the partnership during the fourth quarter of 2025, with the final agreement being subject to requisite board and regulatory approvals.

Results of Operations

The following table sets forth key components of our results of operations for the years ended September 30, 2025 and 2024.

In thousands of $

	Years Ended September 30,
	2025	2024	$ Variance

Operating expenses-
Research and development expenses	$1,753	$6,114	$(4,361)
Selling, general and administrative expenses	16,294	9,109	7,185
Total operating expenses	18,047	15,223	2,824
Operating loss	(18,047)	(15,223)	2,824
Other (Expense) Income, Net:
Interest income	66	155	(89)
Interest expense	(2,834)	(1,514)	(1,320)
Loss on debt settlements, net	(942)	-	(942)
Change in fair value of digital assets	(823)	-	(823)
Other derivative income, net	283	-	283
Total other (expense), net	(4,250)	(1,359)	(2,891)
Loss before income taxes	(22,297)	(16,582)	(5,715)
Income tax benefit	(174)	-	(174)
Net loss	$(22,123)	$(16,582)	$(5,541)

Our operating results for the year ended September 30, 2025 include the results of operations of our Bitcoin treasury trading strategy and the shift to our financial-technology development initiative following the Goldeneye capital investment on August 6, 2025.

Revenues. We did not generate any operating revenue during either period presented. The legacy Know Labs business is a pre-commercial research enterprise without product sales. Following the shift in our business plan on August 6, 2025 to include the management of digital assets and financial-technology development opportunities, we expect future operating revenues to primarily be generated from financial technology network services such as the recent partnership with Uphold and Vast Bank that is expected to bring the first retail U.S. dollar-denominated tokenized deposits designed to provide worldwide access to U.S. dollar deposit accounts.

Research and Development. R&D expense decreased by $4,361,000 to $1,753,000 for the year ended September 30, 2025 as compared to $6,114,000 for the year ended September 30, 2024, primarily due to reduced personnel, use of consultants, and lower expenditures related to the development of our radio frequency spectroscopy Bio-RFID™ technology. During the year ended September 30, 2025, we reduced headcount and the use of external consultants, reducing the cost of development of our radio frequency spectroscopy Bio-RFID™ technology. During the year ended September 30, 2024, we developed Generation 3 and launched the Generation 2 working prototype device.

Selling, General and Administrative. SG&A expense increased by $7,185,000 to $16,294,000 for the year ended September 30, 2025 as compared to $9,109,000 for the year ended September 30, 2024, primarily due to an increase in non-cash stock -based compensation expense of $4,450,000, severance of $530,000, and legal and advisory fees of $2,323,000, partially offset by other science division expense reductions.

Other (Expense) Income, Net. Other expense, net increased by $2,891,000 to $4,250,000 for the year ended September 30, 2025 as compared to $1,359,000 for the year ended September 30, 2024, which was primarily driven by a combination of increases in interest expense of $1,320,000, loss on debt settlements, net of $942,000 and a decrease of $823,000 in fair value of digital assets. These increases reflect the impact of non-cash interest expense and amortization of debt discount related to legacy convertible instruments, partially offset by other derivative income, net from the yield generated by option premiums collected on our Bitcoin treasury trading strategy of $283,000.

Net Loss. We reported a net loss of $22,123,000 for the year ended September 30, 2025 compared with a net loss of $16,582,000 for the year ended September 30, 2024. The higher net loss of $5,541,000 primarily reflects increases in operating expenses, including $7,407,000 of non-cash stock-based compensation expense recognized, partially offset by the decrease in research and development expenses and the other derivative income, net generated from derivative trading activities beginning in the year ended September 30, 2025. Although we expect our operating losses to continue in the near term, we believe our potential revenue opportunities and strengthened capital structure have the potential to provide us with the flexibility to pursue our digital-asset and financial-technology initiatives.

Known Trends and Uncertainties

We anticipate that our future operating results will be heavily influenced by the following factors:

●	Financing dependence: We expect to require additional equity or debt financings in the near term to fund the shortfall in net operating revenue as we continue investing in the further development of the tokenized deposit program.

●	Digital-asset market volatility: Changes in the market price of Bitcoin could cause material non-cash gains or losses in our operating expenses each period.

●	Integration of banking partners: Our future results will depend on successful technical and regulatory integration with partner banks and technology providers supporting our tokenized-deposit platform. Delays or changes in partner strategy could affect timing of launches and revenue realization.

●	Regulatory developments: Evolving federal and state treatment of digital assets, stablecoins, and related financial-technology services could adversely affect our business model and accounting policies.

●	Potential divestiture: As part of the ongoing review of our business operations, management is assessing whether the legacy non-invasive sensor business continues to align with our long-term strategy, capital allocation priorities and revenue generation opportunities. No decision has been made, and there can be no assurance that any transaction will occur.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $8,822,000 and working capital of $6,018,000. We have historically incurred recurring losses and we had an accumulated deficit of $163,090,000 as of September 30, 2025. We recorded net losses of $22,123,000 and $16,582,000 during the years ended September 30, 2025 and 2024, respectively.

Our liquidity primarily reflects the net proceeds of the equity issuance from the private placement completed on August 6, 2025 in which we issued approximately 357.8 million shares of common stock at $0.335 per share, for an aggregate purchase price consisting of 1,000 Bitcoin and $15 million in cash. As such, a substantial portion of our assets consist of Bitcoin. We view our Bitcoin holdings as long-term strategic reserves rather than trading assets although we may convert Bitcoin to cash periodically to fund operations. Management believes existing liquidity is sufficient for at least 12 months after issuance of these financial statements.

Non-GAAP Financial Measure

Adjusted EBITDA is a non-GAAP financial measure used by our management to better help evaluate our financial performance and provide more useful information to investors and others in understanding our operating results. This measure removes the effect of certain non-cash items, non-recurring items, unrealized gains or losses or other similar non-cash items that are included in our net loss that otherwise do not contribute directly to management's evaluation of its operating results.

Adjusted EBITDA is defined as net loss excluding interest expense primarily incurred in connection with the conversion or extinguishment of our convertible debt obligations, stock-based compensation expense, non-cash changes in the fair value of digital assets, income taxes, and any other items that management has determined are not reflective of our operating performance because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. Adjusted EBITDA should be viewed independently of our reported GAAP net loss as this metric is meant to be considered in addition to, not as a substitute for or in isolation from, our net loss prepared in accordance with GAAP.

The following table reconciles Adjusted EBITDA to net loss, the most closely comparable GAAP financial measure, for the periods indicated:

	Years Ended,
	September 30, 2025	September 30, 2024
Net income (loss)	$(22,123,000)	$(16,582,000)
Plus: Stock-based compensation	8,774,000	3,318,000
Plus: Interest expense	2,834,000	1,514,000
Plus: Loss on debt settlements, net	942,000	-
Plus: Change in fair value of digital assets	823,000	-
Subtract: Income tax benefit	(173,000)	-
Adjusted EBITDA	$(8,923,000)	$(11,750,000)

Financing Transactions Related to the Private Placement

In connection with the private placement of shares of our common stock with Goldeneye 1995 LLC, the following financing transactions closed on August 6, 2025:

●	The sole holder of Series C and D Convertible Preferred Stock, elected redemption, including dividends, for 8.3 million shares of common stock.

●	The holder of convertible debt, elected conversion, including interest, for a combination of $75,000 in cash and 3.3 million shares of common stock.

●	In connection with the private placement, we issued 3.9 million shares of common stock to J.V.B. Financial Group LLC (Cohen & Company Capital Markets) as Goldeneye 1995 LLC’s financial advisor.

●	In connection with the private placement, we issued 3.9 million shares of common stock to Fifth Era LLC as Goldeneye 1995 LLC’s financial advisor.

●	The sole holder of Series H Convertible Preferred Stock, an entity affiliated with our former CEO, elected redemption, including interest, for a combination of $654,276 in cash and 2,000,000 shares of common stock.

●	We repaid in full the Lind Global Fund II LP promissory note for approximately $2.35 million in cash, including prepayment penalties.

The net effect of these transactions was the elimination of all outstanding preferred equity and convertible debt, a significant increase in authorized capital (from 7.5 million shares to 750 million shares), and the creation of net equity.

The $15 million cash component of the purchase price was partially used to satisfy these redemptions, repayments, and transaction costs, with the remainder allocated to working capital.

Operating Activities

Net cash used in operating activities for the fiscal years ended September 30, 2025 and 2024 was $7,596,000 and $12,829,000, respectively.

Net cash used in operating activities for fiscal year 2025 was primarily related to a net loss of $22,123,000, partially offset by working capital changes of $1,883,000 and non-cash expenses of $12,644,000. The non-cash items primarily include (i) stock-based compensation of $7,407,000; (ii) amortization of debt issuance costs of $1,186,000; (iii) issuance of common stock for services of $1,096,000; (iv) loss on debt extinguishment of $942,000; (v) change in fair value of digital assets of $823,000; (vi) interest expense for default of convertible notes of $749,000; (vii) extension of notes and warrants of $513,000; and (viii) offset by other non-cash items of $72,000.

Net cash used in operating activities for fiscal year 2024 was primarily related to (i) a net loss of $16,582,000; (ii) working capital changes of $1,177,000; and partially offset by (iii) non-cash expenses of $4,930,000. The non-cash items include (i) depreciation and amortization of $81,000; (ii) stock based compensation-stock options of $2,958,000; (iii) issuance of common stock for services of $277,000; (iv) amortization of operating lease right-of-use asset of $189,000; amortization of debt issuance costs of $831,000; and (v) interest expense for extension of notes and warrants of $594,000.

Investing Activities

Net cash used in investing activities for fiscal year 2024 was $66,000, primarily related to investments in equipment for research and development. No net cash was used in investing activities during fiscal year 2025.

Financing Activities

Net cash provided by financing activities for the fiscal years ended 2025 and 2024 was $13,307,000 and $7,983,000, respectively.

Net cash provided by financing activities for fiscal year 2025 was primarily related to (i) proceeds from issuance of common stock-Goldeneye 1995 LLC capital investment of $15,000,000: (ii) proceeds from a debt offering of $200,000; (iii) proceeds from Original Issuance Discount Notes of $246,000; (iv) proceeds from the issuance of common stock, net of $300,000; (v) proceeds from the At The Market common stock offering of $1,284,000; (vi) proceeds from convertible notes payable of $656,000 offset by (vii) repayment of notes payable of $3,419,000; and (viii) redemption of Series H preferred stock of $514,000.

Net cash provided by financing activities for the fiscal year ended 2024 was primarily related to (i) the proceeds from debt offering, net of expenses, of $3,764,000; (ii) proceeds from common stock offering, net of expenses of $5,193,000; (iii) proceeds from the issuance of common stock from the exercise of warrants of $8,000; partially offset by (iv) repayment of note payable of $720,000; and (v) payments of debt offering of $262,000.

Capital Requirements and Future Liquidity

We expect to continue incurring operating losses as we fund the further development of our tokenized deposit program. Our ability to sustain operations and execute our strategy depends on our capacity to raise additional capital through equity or debt financings.

Future capital needs will depend on, among other things:

●	potential licensing or technology-development expenditures,

●	regulatory and compliance costs associated with financial technology activities, and

●	any acquisitions or strategic investments.

Management is actively evaluating whether a divestiture of the legacy non-invasive sensor business could enhance our strategic focus, margin profile and longer-term shareholder value. If we elect to proceed with a divestiture, we may redeploy capital to help fund the tokenized deposit program instead of the sensor business. Because discussions are preliminary, there is no assurance that any transactions will be consummated, nor can we estimate the timing, terms or financial impact of any potential sale.

Based on our current projections, management believes we have adequate resources to meet our obligations for the next twelve months; however, continuation of operations beyond that period will depend on market conditions for additional capital and the financial performance of our tokenized deposit program.

Contractual Obligations and Commitments

Our contractual cash obligations as of September 30, 2025 are summarized in the table below:

		Less Than
Contractual Cash Obligations (1)	Total	1 Year	1-3 Years
Operating leases	$282,501	$100,663	$181,838

(1) We may incur capital expenditures related to the development of the “Bio-RFID™” and “ChromaID” technologies. None of the expenditures are contractual obligations as of September 30, 2025.

As of September 30, 2025, digital assets totaling approximately $34.5 million were pledged as collateral under agreements that permit the secured party to exercise control and liquidate such assets under certain conditions, including events of default or margin deficiencies related to our derivative trading strategy. As of September 30, 2025, we had experienced no such events of default or margin deficiencies.

We had no other off balance sheet arrangements as of September 30, 2025.

Critical Accounting Policies Involving Significant Estimates

The following discussion relates to critical accounting policies for our company which involve significant estimates. The preparation of financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Valuation of Digital Assets

We hold Bitcoin as the principal component of our balance sheet. Digital assets such as Bitcoin are initially recorded at cost and subsequently measured at fair value, with changes in fair value recognized in the line item, change in fair value of digital assets.

Because active quoted prices exist only on certain trading platforms, we use observable Level 1 inputs when available and Level 2 inputs (such as composite or volume-weighted prices) when market liquidity or trading restrictions make Level 1 data less representative. The determination of fair value requires judgment, particularly during periods of volatility or when exchanges experience constrained trading volumes.

Our Bitcoin holdings are custodied by a third-party institutional custodian under multi-signature cold-storage arrangements designed to mitigate security risk. Management continues to monitor FASB’s evolving guidance on fair-value accounting for digital assets. Future adoption of new standards could significantly affect our results of operations and balance-sheet presentation.

Accounting for Derivatives & Trading Activities

As part of our Bitcoin yield generation strategy trading activities, we enter into option derivative contracts on our Bitcoin holdings. We enter into short-term arrangements that result in obtaining the right to receive or obligation to deliver a fixed amount of Bitcoin crypto assets in the future. Derivatives are instruments that derive their value from changes in an underlying reference outside of our control. Derivatives may be traded on an exchange (exchange-traded) or they may be privately negotiated contracts, which are usually referred to as over the counter (“OTC”) derivatives. We settle the options in physical delivery. We account for these derivatives in accordance with ASC 815, Derivatives and Hedging.

Stock-Based Compensation

We account for stock-based awards under ASC 718, Compensation – Stock Compensation. The fair value of stock options and warrants is estimated using the Black-Scholes-Merton option-pricing model, which requires assumptions regarding expected volatility, risk-free interest rates, expected term, and dividend yield. For restricted stock awards, fair value is based on the closing market price of our common stock on the grant date.

Because volatility and expected-term assumptions involve significant judgment, changes in these inputs could materially affect compensation expense recognized under the Amended and Restated 2021 Equity Incentive Plan (see Item 11 - Executive Compensation).

Convertible Instruments and Derivatives

When we issue convertible debt or equity instruments that may contain embedded conversion or redemption features, we evaluate whether those features require bifurcation and separate accounting as derivatives under ASC 815. Determining the fair value of embedded derivatives involves the use of valuation models incorporating market-based assumptions, such as the volatility of our stock price, expected term, and discount rates. Future volatility or interest-rate changes could result in material non-cash gains or losses each period.

Potential Divestiture of Business

If a sale of the non-invasive sensor business becomes probable, the business may be evaluated for classification as held for sale and potentially as a discontinued operation under ASC 205-20, Presenting Discontinued Operations. As of the filing date, management has not concluded that classification as held for sale is appropriate because negotiations have not reached a stage where a sale is probable.

Going Concern

In accordance with ASC 205-40, management evaluates our ability to continue as a going concern for a period of one year after the date the financial statements are issued. Our assessment considers current cash on hand, expected cash flows from operations, and our ability to raise additional capital. In December 2025, the Company analyzed its cash requirements and operations at least through December 2026 and has determined that, based upon the Company’s current available cash, the value of its assets and operations, the Company has no substantial doubt about its ability to continue as a going concern. While the capital investment significantly improved our liquidity, our business model remains dependent on external financing and the value of digital assets, both of which are subject to market volatility and investor sentiment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as a smaller reporting company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2025. However, management notes that the August 2025 capital investment resulted in significant changes to our ownership, leadership team, and operating structure. As a result, our control environment and financial-reporting processes are undergoing further integration and documentation to reflect the new business model.

Pursuant to Regulation S-K Item 308(b), and because we qualify as a smaller reporting company, this Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

c) Changes in Internal Control over Financial Reporting

During the year ended September 30, 2025, other than the effects of the August 2025 capital investment and related change in control, there were no changes in our internal control over financial reporting that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management continues to evaluate, document, and integrate control activities of its Bitcoin treasury strategy following the August 6, 2025 capital investment by Goldeneye 1995 LLC, including digital-asset custody, valuation, and treasury operations. These efforts are designed to maintain effectiveness as our operations evolve.

ITEM 9B. OTHER INFORMATION.

On December 12, 2025, we entered into an Amended and Restated Digital Asset Management Agreement with Hyrcanian Asset Management, LLC to update and clarify the terms under which the Manager provides discretionary treasury management services with respect to our Bitcoin treasury strategy. The Amended and Restated Digital Asset Management Agreement is filed as Exhibit 10.40 to this Annual Report on Form 10-K and is incorporated herein by reference.

On December 15, 2025, the Company held 1,011.344 of Bitcoin with a fair value of $87,203,020, based on a fair value of $86,225 per Bitcoin. The Company currently has no plans to sell its Bitcoin holdings; however, it will continue to monitor market conditions and its liquidity needs.

On December 15, 2025, the Board approved an amendment to our Second Amended and Restated Bylaws allowing the Board to designate our fiscal year end by resolution of the Board. Also on December 15, 2025, the Board approved a change in our fiscal year end from September 30 to December 31. We will file a transition report on Form 10-K for the period from October 1, 2025 to December 31, 2025. The amendment was approved by unanimous written consent and is filed as Exhibit 3.14 to this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Director/Executive Officer
Executive Officers
Robert Gregory Kidd	66	Chief Executive Officer, Chairman of the Board of Directors and Director
Kitty Payne	55	Chief Financial Officer, Secretary, and Treasurer

Employee Director
Ronald P. Erickson	81	Director, President of the Science Division, Senior Vice President
Non-Employee Directors
Linda Jenkinson	63	Director, Vice Chair
Larry K. Ellingson	79	Director
William A. Owens	85	Director
Jon Pepper	74	Director
Ichiro Takesako	66	Director

Set forth below is information regarding our directors and executive officers as of the date of this report.

Robert Gregory Kidd. Mr. Kidd serves as our Chief Executive Officer and Chairman of the Board of Directors and provides strategic oversight of our development of tokenized-deposit products, bank-partner program management, and Bitcoin-focused treasury strategy. He is the lead architect of our blockchain banking vision, having spent the better part of a decade developing the building blocks that now make fully compliant, tokenized U.S. dollar deposits possible.

Mr. Kidd is the co-founder and Chief Executive Officer of Hard Yaka since 2010 and, since 2024, the majority shareholder in Vast Bank Holdings, a nationally chartered bank. As an investor, Mr. Kidd provided first money at Twitter, Square (Block), Coinbase, Robinhood, and Solana. Other early investments include Ripple, Uphold, and Brave. After working at the consulting firm Booz Allen Hamilton from 1984 to 1990, Mr. Kidd took his first company, DMSC, public on the Nasdaq with $250 million in revenue and 3,200 staff globally. He later served in the payments division of the Board of Governors of the Federal Reserve System from 2002 to 2004 and as a senior director at the financial regulatory consulting firm Promontory Financial Group from 2004 to 2010. Mr. Kidd also served as Chief Risk Officer at Ripple from 2013 to 2015. In 2024, Mr. Kidd was a nonpartisan candidate running for Congress in Nevada’s 2nd District. Mr. Kidd graduated with an A.B. from Brown University and earned an MBA from Yale University and an MPA in public policy from Harvard’s Kennedy School.

Given our strategic pivot, Mr. Kidd’s background in financial services infrastructure, regulated identity, and digital asset markets is central to our go-forward operating model. Mr. Kidd was appointed as a director because of his extensive experience in building, leading and investing in companies, his deep knowledge of the digital assets industry and his role in leading our strategic transformation.

Kitty Payne. Ms. Payne serves as our Chief Financial Officer and has over 30 years of experience leading and serving public and private companies in the financial services industry. Prior to joining us, she served in a number of key executive leadership roles including Chief Financial Officer of First Entertainment Credit Union, a not-for-profit financial institution headquartered in Hollywood, CA that supports creators of entertainment, from September 2024 to May 2025, and SVP, Controller and principal accounting officer of the Federal Home Loan Bank of San Francisco, a member-owned government-sponsored cooperative administering affordable housing mission contribution programs and providing low-cost funding to member institutions in California, Nevada and Arizona, from November 2021 to July 2024. She has also served as a Consultant to Hard Yaka Ventures since May 2025 and Chief Financial Officer of Community Bank of the Bay in Oakland, CA (OTCBB: CBOBA) from July 2024 to October 2024. From February 2019 to November 2021, Ms. Payne served as Chief Financial Officer of Commercial Bank of California, a privately held commercial bank with dual headquarters in Orange County and Los Angeles, and its wholesale ACH financial technology subsidiary company. Ms. Payne also has extensive experience with public companies, including serving as an executive of Fidelity Bank (Nasdaq: LION) from 2013 to 2018, Capital Bank (Nasdaq: CBF) from 2010 to 2013 and First National Bank of the South (Nasdaq: FNSC) from 1999 through 2010. Ms. Payne is an alumna of the global professional services firm, KPMG, where she spent the first seven years of her professional career from 1992 to 1999. She holds a B.S. in Financial Management from Clemson University and is a Certified Public Accountant in the State of South Carolina.

Linda Jenkinson. Ms. Jenkinson serves as Vice Chair of the Board of Directors and brings over 25 years of global governance experience, spanning multiple exchanges (NASDAQ, NZX, ASX) and extensive public board experience in both the financial services and medtech industries, spanning the role of chair and committees including audit and risk, capital, remuneration and nominating committees. Ms. Jenkinson currently serves as the Chair and Chief Executive Officer of Vast Holdings, Inc., the holding company for Vast Bank, N.A., from February 2025 to present, the Global Chair of Straker (ASX: STL) a global AI translation company, from July 2025 to present a director of The Vinyl Group (ASX: VNL), a digital music platform, from November 2025 to present. Prior to her current roles, she served as Chair (Australia, United States, United Kingdom) of MedAdvisor Solutions (ASX: MDR), a Medical Adherence business focused on delivery via the pharmacy sector, from February 2022 to March 2025, Director, Chair of the Rem Committee and member of the Audit Committee of FleetPartners Group (ASX: FPR), a diversified vehicle finance company, from January 2018 to August 2023, Chair of Guild Trustee Services, a superannuation fund based in Australia, from August 2016 to December 2023, Guild Group, a diversified financial services group providing insurance and pharmacy SASS, from August 2016 to December 2023, Harbour Asset Management, an asset and fund management company, from January 2018 to August 2024, and a board member (New Zealand) of Air New Zealand (NZX: AIR), New Zealand’s national carrier from June 2024 to October 2021. Prior to her governance career Linda co-founded two companies. Her first company was DMSC which she founded with Greg Kidd and served as Director and Chief Executive Officer of Dispatch Management Services (NASDAQ: DMSC), a provider of urgent, on-demand, point-to-point delivery services. She also founded LesConcierges, a global customer and employee experience company. With a client portfolio that included Visa, American Express, MBNA, Apple, Google, Texas Instruments, LC pioneered one of the first fully integrated global digital/voice/internet solutions. Earlier in her career Linda spent 11 years as a strategy consultant and advisor to Fortune 500 CEOs, boards, and executive teams. As a Partner at A.T. Kearney, she helped build the global Financial Services Practice. She holds a B.B.S. from Massey University in Data Processing, Accounting, & Finance and a New Zealand/Australia Chartered Accountant qualification and a M.B.A. from the Wharton School in Finance.

We believe that Ms. Jenkinson is qualified to serve as a member of the Board because of her expansive governance experience spanning multiple exchanges.

Larry K. Ellingson. Mr. Ellingson has served as an independent director since November 2023. Mr. Ellingson holds a BS, Pharmacy, from North Dakota State University and an Executive MBA from Babson College. From 2013 to present, Mr. Ellingson is Co-Founder of the Diabetes Leadership Council and Vice Chair, Global Initiatives. Since 2006 to present, Mr. Ellingson has been President of Global Diabetes Consulting LTD.

Mr. Ellingson retired from Eli Lilly and Company in May 2001 after having been involved as a leader of global diabetes for Lilly for more than half of his career. He has held several other positions at Lilly including Director of Pharmaceutical New Product Planning for gastrointestinal, skeletal, endocrine and infectious diseases, along with responsibility for marketed products in those areas in the late 1980s. Mr. Ellingson remains active with several professional and nonprofit organizations, including NDSU Research Park, the International Diabetes Federation, the Academy of Nutrition and Dietetics, the Nurse Practitioners Healthcare Foundation, and the American Diabetes Association®, for which he has held numerous leadership and committee roles over more than 20 years. He has been widely recognized for his contributions to diabetes research and advocacy, including Eli Lilly’s President’s Award and Research Award, the J.K. Lilly Award, NDSU’s Outstanding Alumni Award, the Charles H. Best Medal for Outstanding Service, the Wendell Mayes Jr. Award, and an Honorary Membership in the Academy of Nutrition and Dietetics. He remains engaged in diabetes initiatives through the Diabetes Leadership Council, which he co-founded in 2013.

We believe that Mr. Ellingson possesses attributes that qualify him to serve as a member of the Board, including his substantial experience in the diabetes industry, his global thought leadership in the field of diabetes, and his continued contributions to our corporate governance and oversight.

Ronald P. Erickson. Mr. Erickson, lead director, was appointed to serve as President of the Science Division, Senior Vice President on August 6, 2025. Mr. Erickson previously served as Chairman of the Board from 2004 to 2011 and from 2015 to August 6, 2025. Mr. Erickson previously served as our Chief Executive Officer from November 2009 to April 2018 and January 2023 to August 6, 2025. A senior executive with more than 30 years of experience in the technology, telecommunications, software, and digital media industries, Mr. Erickson founded the Company and continues to lead its legacy science and research activities. He is formerly Chairman, CEO and Co-Founder of Blue Frog Media, a mobile media and entertainment company; Chairman and CEO of eCharge Corporation, an Internet-based transaction procession company; Chairman, CEO and Co-founder of GlobalTel Resources, a provider of telecommunications services; Chairman, Interim President and CEO of Egghead Software, Inc., a software reseller where he was an original investor; Chairman and CEO of NBI, Inc.; and Co-founder of MicroRim, Inc., the database software developer. Earlier, Mr. Erickson practiced law in Seattle and worked in public policy in Washington, DC and New York, NY. Additionally, Mr. Erickson has been an angel investor and board member of a number of public and private technology companies. In addition to his business activities, Mr. Erickson was Chairman and a member of the Board of Trustees from 2010 to 2021 of Central Washington University where he received his BA degree. He also holds an MA from the University of Wyoming and a JD from the University of California, Davis. He is licensed to practice law in the State of Washington.

We believe that Mr. Erickson possesses attributes that qualify him to serve as a member of the Board, including his public company board experience and his extensive experience in developing technology companies.

William A. Owens. Admiral Owens has served as an independent director since May 2018. He is the co-founder and Executive Chairman of Red Bison Technology Group, a provider of high-speed telecom networks for commercial properties, and serves as Chairman of Visionary Vehicles, Kyrrex (a European cryptocurrency exchange), and Massif (an electric-bicycle company). He also serves on the boards of Siply and Compass and has previously chaired or served on the boards of more than 25 public and private companies, including CenturyLink (now Lumen), SAP USA, Daimler, British American Tobacco, Telstra, Nortel Networks, and Polycom. From 2007 to 2015 he was Chairman and Senior Partner of AEA Investors Asia and Vice Chairman of the NYSE for Asia.

A retired four-star U.S. Navy Admiral, Owens served as Vice Chairman of the Joint Chiefs of Staff, the second-ranking U.S. military officer, with responsibility for post-Cold War force restructuring and for advancing technology integration across the armed services. He was Commander of the U.S. Sixth Fleet during Operation Desert Storm and earlier served as Senior Military Assistant to Secretaries of Defense Carlucci and Cheney. A career submariner, he commanded the USS Sam Houston, USS Michigan, and USS City of Corpus Christi. He is widely recognized as an architect of the Revolution in Military Affairs for bringing commercial innovation into defense operations.

Admiral Owens is a 1962 honor graduate of the U.S. Naval Academy in mathematics and earned degrees in politics, philosophy, and economics from Oxford University and a master’s degree in management from George Washington University. He is a member of the Council on Foreign Relations and a Senior Fellow at the Stimson Institute. His decorations include France’s Légion d’Honneur and the highest civil awards of Indonesia and Sweden. He has authored three books on national security, including Lifting the Fog of War and China–US 2039: The Endgame?

We believe that Admiral Owens possesses attributes that qualify him to serve as a member of the Board including his extensive public company board experience and his financial and corporate governance skills expertise.

Jon Pepper. Mr. Pepper has served as an independent director since April 2006. Mr. Pepper founded Pepcom, Inc., which became an industry leader in producing press-only technology showcase events in the United States and internationally, in 1980. He sold his stake in the Company and retired as a partner at the end of 2018. Earlier in his career, Mr. Pepper founded DigitalFocus, a pioneering newsletter on digital imaging distributed to leading technology influencers worldwide, and worked as a journalist and columnist covering the emerging personal computer industry. His work on technology and innovation has appeared in The New York Times, Fortune, PC Magazine, Men’s Journal, Working Woman, PC Week, Popular Science, and other publications.

Mr. Pepper was educated at Union College in Schenectady, New York, and the Royal Academy of Fine Arts in Copenhagen. He remains active in nonprofit and private-company board work and in 2017 founded Mulberry Tree Films, a nonprofit organization that supports high-quality independent documentary films and other creative projects focused on human potential and innovation. Mulberry Tree Films produced the acclaimed documentary The Gates of Shinto and continues to develop additional projects.

We believe that Mr. Pepper possesses attributes that qualify him to serve as a member of the Board, including specifically his marketing skills with technology companies.

Ichiro Takesako. Mr. Takesako has served as an independent director since December 2012. Mr. Takesako has held senior executive positions with Sumitomo Precision Products Co., Ltd. and its affiliates since 1983. Over his tenure with Sumitomo, he has held leadership roles including General Manager of Sales and Marketing for the Micro Technology Division, Executive Director of SPP Process Technology Systems, and General Manager of Corporate Strategic Planning. He later became Chief Executive Officer of M2M Technologies, Inc., a Sumitomo-invested company, and in 2017 founded At Signal, Inc., where he serves as Chief Executive Officer following its acquisition of M2M’s operations. Mr. Takesako earned a Bachelor of Social Science degree from Waseda University in Tokyo, Japan.

We believe that Mr. Takesako possesses attributes that qualify him to serve as a member of the Board including his experience as an executive officer and based on his previous position with Sumitomo.

Term of Office

Our directors currently have terms which will end at our next annual meeting of stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Our executive officers serve at the discretion of the Board.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or executive officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Corporate Governance

Controlled Company Status

As of August 6, 2025, Goldeneye 1995 LLC, a Nevada limited liability company solely owned and managed by Robert Gregory Kidd, our Chairman and Chief Executive Officer, beneficially owns a majority of our outstanding voting power. As a result, we are a “controlled company” within the meaning of the NYSE American LLC Company Guide. Under the NYSE American rules, a controlled company may elect not to comply with certain corporate-governance requirements, including those relating to a majority-independent board and independent nominating and compensation committees. We rely on these exemptions, but we may not do so in the future. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Board Leadership Structure

The Board currently combines the roles of Chairman of the Board of Directors and Chief Executive Officer. Our Board does not have a policy as to whether the roles of Chairman of the Board of Directors and Chief Executive Officer should be separate or combined. Our Nominating and Corporate Governance Committee is responsible for assessing these roles and the board leadership structure to ensure the interests of USBC and its stockholders are best served.

Both the Chairman and Chief Executive Officer positions are currently held by Robert Gregory Kidd. We do not currently have a lead independent director. Our Board has determined that its current structure, with combined Chairman and Chief Executive Officer roles is in the best interests of USBC and its stockholders at this time.

A number of factors support the leadership structure chosen by the Board, including, among others:

●	The Chief Executive Officer has extensive knowledge of all aspects of our business and its risks, industry and customers. He is also intimately involved in USBC’s day-to-day operations and is best positioned to elevate the most critical business issues for consideration by the Board.

●	The Board believes having Mr. Kidd serving in both capacities allows him to more effectively execute USBC’s strategic initiatives and business plans and confront its challenges.

●	A combined Chairman and Chief Executive Officer structure provides us with decisive and effective leadership with clearer accountability to our stockholders and customers.

●	This structure allows one person to speak for and lead the Company and the Board.

In our view, splitting the roles would potentially make our management and governance processes less effective through undesirable duplication of work and possibly lead to a blurring of clear lines of accountability and responsibility.

The Board’s Role in Risk Oversight

Our Board is responsible for overseeing that our assets are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations as well as with principles of sound corporate governance. Included in these responsibilities is the Board’s oversight of the various risks we face. In this regard, our Board seeks to understand and oversee critical business risks. Our Board does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our Board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for us to be competitive and achieve our strategic objectives.

While our Board oversees risk management, management is charged with managing risk. Management communicates routinely with the Board and individual directors on the significant risks identified and how they are being managed. Management’s risk assessment and reporting process is designed to provide visibility into the material risks we face, including strategic, operational, financial reporting, compliance, and cybersecurity risks. Senior management also provides periodic updates on enterprise, operational, and regulatory risks, including those arising in connection with the August 2025 capital investment. Directors are free to, and indeed often do, communicate directly with senior management.

Our Board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration; however, much of the work is delegated to committees, which meet regularly and report back to the full Board. The Audit Committee oversees risks related to our financial statements, the financial reporting process, accounting and legal matters, and our internal control over financial reporting and cybersecurity risk management framework, the Compensation Committee evaluates the risks and rewards associated with our compensation philosophy and programs, and the Nominating and Corporate Governance Committee evaluates risks associated with management decisions and strategic direction.

Attendance at Annual Meetings of Stockholders

We encourage, but do not require, all members of our Board of Directors to attend our annual meetings of stockholders and expect that they will do so in the absence of a showing of good cause for failure to attend. While a majority of our directors attended the 2025 virtual annual meeting of stockholders, two directors were unable to attend. The Board remains committed to strong governance practices and active engagement with our stockholders.

Board Meetings and Committees

During our last fiscal year, each of our directors attended at least 75% of the aggregate of (i) the total number of Board meetings and (ii) the total number of meetings of the committees on which the director served.

Independent Directors and Controlled Company Status

NYSE American’s rules generally require that a majority of an issuer’s board of directors must consist of independent directors. Our Board currently consists of eight directors, four of whom, Messrs. Owens, Pepper, Ellingson and Takesako are independent within the meaning of NYSE American rules.

A majority of the voting power of our outstanding common stock is held by Goldeneye 1995 LLC, which is solely owned and managed by Robert Gregory Kidd, our Chairman and Chief Executive Officer. As such, USBC qualifies as a “controlled company” within the meaning of Section 801 of the Company Guide of the NYSE American, LLC. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that (i) a majority of the Board consist of independent directors, (ii) the Compensation Committee be comprised entirely of independent directors and (iii) the Nominating and Corporate Governance Committee be comprised entirely of independent directors.

Our Board currently includes four independent directors and our Nominating and Corporate Governance Committee is not comprised entirely of independent directors. Accordingly, until we voluntarily comply with all criteria applicable to non-controlled companies or we cease to be a “controlled company,” our shareholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements. In the event that we cease to be a “controlled company”, we will be required to comply with these provisions within the applicable transition periods.

Committees of the Board of Directors

Our Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each with its own charter approved by the Board. Each committee’s charter is available on our website at www.investors.usbc.xyz. In addition, our Board may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our Board.

Audit Committee

William A. Owens, Jon Pepper and Ichiro Takesako serve on our Audit Committee, with Mr. Pepper serving as the chairman. Our Board has determined that the directors currently serving on our Audit Committee are independent within the meaning of the NYSE American rules and Rule 10A-3 under the Exchange Act, and that Mr. Owens qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and the NYSE American rules. The Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements (including oversight of our cybersecurity risk management framework and, where applicable, risks associated with digital-asset activities). Our Audit Committee charter is available at investors.usbc.xyz.

The Audit Committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the Board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and principal financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; and (viii) reviewing and assessing annually the Audit Committee’s performance and the adequacy of its charter. The Audit Committee is also responsible for preparing a report to be included with this Proxy Statement. Our Audit Committee met four times during the last fiscal year.

Compensation Committee

William A. Owens, Jon Pepper and Ichiro Takesako serve on our Compensation Committee, with Mr. Owens serving as the chairman. Our Board has determined that the directors currently serving on our Compensation Committee are independent under the NYSE American rules, are “non-employee directors” as defined in Rule 16b-3 promulgated under the Exchange Act. The Compensation Committee assists the Board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our Compensation Committee charter is available at investors.usbc.xyz.

The Compensation Committee is responsible for, among other things: (i) reviewing and approving the remuneration of our executive officers; (ii) making recommendations to the Board regarding the compensation of our independent directors; (iii) making recommendations to the Board regarding equity-based and incentive compensation plans, policies and programs; and (iv) reviewing and assessing annually the Compensation Committee’s performance and the adequacy of its charter. Our Compensation Committee met one time during the last fiscal year.

In discharging its responsibilities, the Compensation Committee works with our Chief Executive Officer, who assists the Compensation Committee by providing information on corporate and individual performance, perspectives on performance issues and recommendations on compensation matters.

Typically, our Chief Executive Officer will make recommendations to the Compensation Committee regarding compensation matters, including adjustments to annual cash compensation, long-term incentive compensation opportunities for our executive officers, including our other Named Executive Officers. At the beginning of each year, our Chief Executive Officer reviews the performance of our executive officers based on such individual’s level of success in accomplishing the business objectives established for him or her for the prior year and his or her overall performance during that year, and then shares these evaluations with, and makes recommendations to, the Compensation Committee for each element of compensation as described above. The Compensation Committee reviews and discusses these recommendations and proposals with our Chief Executive Officer.

Our Chief Executive Officer attends meetings of the Compensation Committee at which executive compensation matters are addressed, but does not participate in the Compensation Committee’s deliberations involving his own compensation.

Nominating and Corporate Governance Committee

Linda Jenkinson, Larry K. Ellingson, Jon Pepper and Ichiro Takesako serve on our Nominating and Corporate Governance Committee, with Ms. Jenkinson serving as the chair. Our Board has determined that Messrs. Ellingson, Pepper and Takesako are independent under NYSE American rules. Because we are a “controlled company,” the Nominating and Corporate Governance Committee is not required to be, and is not, comprised entirely of independent directors. The Nominating and Corporate Governance Committee assists the Board in selecting individuals qualified to become our directors and in determining the composition of the Board and its committees. Our Nominating and Corporate Governance Committee charter is available at investors.usbc.xyz.

The Nominating and Corporate Governance Committee is responsible for, among other things: (i) identifying and evaluating individuals qualified to become members of the Board by reviewing nominees for election to the Board submitted by stockholders and recommending to the Board director nominees for each annual meeting of stockholders and for election to fill any vacancies on the Board; (ii) advising the Board with respect to Board organization, desired qualifications of Board members, the membership, function, operation, structure and composition of committees (including any committee authority to delegate to subcommittees), and self-evaluation and policies; (iii) advising on matters relating to corporate governance and monitoring developments in the law and practice of corporate governance; (iv) overseeing compliance with our code of ethics; and (v) approving any related party transactions. During the year ended September 30, 2025, the Nominating and Corporate Governance Committee did not hold any formal meetings. However, the committee acted by unanimous written consent on two occasions to address matters within its responsibilities.

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

A stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice and information provisions contained in our Bylaws. Such notice must be received in writing to us not later than the close of business fourteen (14) days nor earlier than the close of business eighty (80) days prior to the first anniversary of the preceding year’s annual meeting; provided, however, that if less than twenty-one (21) days’ notice of the meeting is given to stockholders, such writing shall be received by the Corporate Secretary not later than the close of the seventh (7th) day following the day on which notice of the meeting was mailed to stockholders. In addition, stockholders furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of stockholders entitled to vote at such meeting.

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

A copy of the code of ethics is available on our website at investors.usbc.xyz. We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure as well as by SEC filings, as permitted or required by applicable SEC rules. Any such disclosure will be posted to our website within four business days following the date of any such amendment to, or waiver from, a provision of our code of ethics. Our corporate governance guidelines are available at investors.usbc.xyz.

Communication with our Board of Directors

Our stockholders and other interested parties may communicate with our Board by sending written communication in an envelope addressed to “Board of Directors” in care of the Corporate Secretary, 300 E 2nd Street, 15th Floor, Reno, NV 89501.

Delinquent Section 16(a) Reports

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to us.

Based solely on a review of copies of reports furnished to us, as of September 30, 2025, our executive officers, directors and 10% holders complied with all filing requirements except as follows: Peter J. Conley filed a Form 4 dated July 31, 2025 on August 8, 2025; Linda Jenkinson filed a Form 4 dated August 6, 2025 on August 15, 2025 due to Edgar code issues; and Kirk Chapman filed a Form 4 dated August 6, 2025 on August 15, 2025 due to Edgar code issues.

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

Insider Trading Policy; Anti-Hedging and Anti-Pledging

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that includes restrictions and limitations on the ability of our directors, officers and other employees to engage in transactions involving the hedging and pledging of USBC stock. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to USBC. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K for the year ended September 30, 2025.

Under the policy, hedging or monetization transactions, such as collars, forward sale contracts, equity swaps, puts, calls, forwards and other derivative instruments, which allow an employee to lock in much of the value of his or her stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock, and thus to continue to own USBC stock without the full risks and rewards of ownership, are prohibited. In addition, the policy addresses the practices of holding our stock in a margin account, under which the securities may be sold by the broker without the customer’s consent if the customer fails to meet a margin call, and of pledging our stock as collateral for a loan, in which event the securities may be sold in foreclosure if the borrower defaults on the loan. Securities held in a margin account or pledged as collateral may not exceed 25% of the total number of shares owned by the employee or director.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and two other most highly compensated executive officers (our “named executive officers”) for services rendered in all capacities during the fiscal years ended September 30, 2025 and September 30, 2024, respectively. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

							All
					Stock	Option	Other
			Salary	Bonus	Awards	Awards	Compensation	Total
Name	Principal Position	Fiscal Year	($)	($)	($)	($) (6)	($)	($)
Robert Gregory Kidd (1)	Chief Executive Officer and Chairman of the Board	2025	$-	$-	$-	$-	$-	$-
		2024	$-	$-	$-	$-	$-	$-

Kitty Payne (2)	Chief Financial Officer, Secretary and Treasurer	2025	$48,889	$-	$-	$111,074	$-	$159,963
		2024	$-	$-	$-	$-	$-	$-

Kirk Chapman (3)	Chief Operating Officer	2025	$48,889	$-	$-	$443,056	$-	$491,945
		2024	$-	$-	$-	$-	$-	$-

Ronald P. Erickson (4)	Lead Director and President of the Science Division,	2025	$355,562	$-	$1,189,500	$-	$811,486	$2,356,548
	Senior Vice President	2024	$453,125	$100,000	$-	$894,202	$205,000	$1,652,327

Peter J. Conley (5)	Former Chief Financial Officer and SVP	2025	$355,562	$-	$75,750	$-	$400,000	$831,312
	Intellectual Property	2024	$371,877	$125,000	$-	$307,254	$-	$804,131

(1)	Mr. Kidd began serving as Chief Executive Officer effective August 6, 2025. Mr. Kidd is entitled to an annual salary of $1 pursuant to the Kidd Employment Agreement (as defined below).

(2)

Ms. Payne began serving as Chief Financial Officer effective August 6, 2025. Ms. Payne is entitled to an annual salary of $320,000 pursuant to the Payne Employment Agreement (as defined below). See “Outstanding Equity Awards at Year-End” for a discussion of option award compensation.

(3)

Mr. Chapman served as our Chief Operating Officer from August 6, 2025 to December 15, 2025. Mr. Chapman’s annual salary was $320,000 pursuant to the Chapman Employment Agreement (as defined below). See “Outstanding Equity Awards at Year-End” for a discussion of option award compensation.

45

(4)

Mr. Erickson ceased serving as Chief Executive Officer and Chairman of the Board on August 6, 2025 at which time he began serving as President, Science Division and Senior Vice President. During the fiscal years ended September 30, 2025 and September 30, 2024, Mr. Erickson was compensated with an annualized salary of $375,000 from October 1, 2023 to March 1, 2024 and $500,000 from March 1, 2024 to June 5, 2025 and $375,000 from June 5, 2025 to September 30, 2025 pursuant to the New Erickson Employment Agreement (as defined below). Mr. Erickson received a bonus of $100,000 during the fiscal year ended September 30, 2024. In addition, Mr. Erickson and J3E2A2Z LP, an entity affiliated with and controlled by Mr. Erickson, received interest payments of $205,000 during the fiscal year ended September 30, 2024 and $157,000 during the fiscal year ended September 30, 2025. The fiscal year 2025 amount includes approximately $17,000 of interest paid on the J3E2A2Z LP obligations, separate from the interest associated with the redemption of the Series H Convertible Preferred Stock. As previously disclosed, the sole holder of the Series H Convertible Preferred Stock, J3E2A2Z LP, elected redemption, including interest, for a combination of $654,276 in cash and 2,000,000 shares of common stock. See “Outstanding Equity Awards at Year-End” for a discussion of option award compensation.

(5)

Mr. Conley ceased serving as Chief Financial Officer and SVP Intellectual Property on August 6, 2025. During the fiscal years ended September 30, 2025 and September 30, 2024, Mr. Conley was compensated with an annualized salary of $300,000 from October 1, 2023 to December 13, 2023, $325,000 from December 14, 2023 to March 1, 2024, and $400,000 from March 1, 2024 to August 6, 2025. Mr. Conley received a bonus of $125,000 during the fiscal year ended September 30, 2024. The amount reported in the “All Other Compensation” column for fiscal year ended September 30, 2025 includes a severance payment of $400,000 made in connection with the termination of Mr. Conley’s employment in August 2025 pursuant to the Conley Employment Agreement, as amended by the Conley Amendment (as defined below). See “Outstanding Equity Awards at Year-End” for a discussion of option award compensation.

(6)

These amounts reflect the aggregate grant date vested fair value of awards granted in the fiscal years ended September 30, 2025 and 2024, respectively, as required by Regulation S-K Item 402(n)(2), computed in accordance with the FASB Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) and are not intended to represent the value, if any, that has been or will be actually realized by the listed executive.

Employment and Separation Agreements

Robert Gregory Kidd, Kitty Payne, and Kirk Chapman

In connection with their respective appointments as Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, each of Mr. Kidd, Ms. Payne and Mr. Chapman entered into substantially identical employment agreements, each dated August 6, 2025 (the “Employment Agreements”).

Pursuant to the terms of the Employment Agreements, Mr. Kidd, Ms. Payne and Mr. Chapman each serve in their respective roles with each entitled to receive an annual base salary of $1 per annum for Mr. Kidd and $320,000 per annum for each of Ms. Payne and Mr. Chapman, which, in each case, is subject to our review from time to time.

Under their respective Employment Agreements, Mr. Kidd and, Ms. Payne and Mr. Chapman are each bound by an indefinite confidentiality obligation, a non-competition covenant during employment and for 12 months post-termination, a non-solicitation covenant with respect to Company personnel and business partners during employment and for 12 months post-termination, assignment of intellectual property, and indefinite non-disparagement obligations.

On December 15, 2025, the Company and Kirk Chapman mutually agreed that Mr. Chapman would depart from his position as Chief Operating Officer, effective immediately. The departure was not the result of any disagreement with the Company on any matter related to the Company's operations, policies or practices.

From time to time, each of Mr. Kidd and Ms. Payne is also eligible for an annual discretionary bonus, grants of equity awards, and participation in all group employment benefits that we offer, subject to the terms and conditions of such benefit plans, including any eligibility requirements. Either we, Mr. Kidd, or Ms. Payne, respectively, may terminate the respective employment relationship at any time, with or without cause, upon written notice to the other party. If employment is terminated without Cause or Good Reason (as each term is defined in the Employment Agreements), Mr. Kidd and Ms. Payne will receive, respectively, subject to execution, delivery, and non-revocation of a general release of claims against the Company, (i) an amount equal to 12 months’ annual base salary payable in equal installments as salary continuation payments (or in the event of a termination without Cause or for Good Reason within 24 months following a change in control, a payment equal to (x) 1.5 times their respective annual base salary, plus (y) their respective annual bonus for the most recent fiscal year payable in a lump sum)), (ii) an amount equal to any earned bonus for the fiscal year in which termination occurs, and (iii) reimbursement for COBRA premiums paid for each executive and his or her dependents for the 12 month (or in the event of a termination without Cause or for Good Reason within 24 months following a change in control, 18 month) period following the date of termination.

Ronald P. Erickson

On April 10, 2018, we entered into an amended employment agreement with Ronald P. Erickson (the “Erickson Employment Agreement”), which amends our employment agreement with him dated July 1, 2017. Mr. Erickson was entitled to an annual salary of $500,000. Mr. Erickson was entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. The Erickson Employment Agreement was for an initial term of 12 months (subject to earlier termination) and would be automatically extended for additional 12-month terms unless either party notified the other party of its intention to terminate the Erickson Employment Agreement at least ninety (90) days prior to the end of the initial term or renewal term. If we had terminated Mr. Erickson’s employment at any time prior to the expiration of the term without cause, as defined in the Erickson Employment Agreement, or if Mr. Erickson terminated his employment at any time for “good reason” or due to a “disability,” Mr. Erickson would be entitled to receive (i) his base salary amount for one year; and (ii) medical benefits for eighteen months.

On June 5, 2025, we executed an amendment (the “Erickson Amendment”) to the Erickson Employment Agreement. The Erickson Amendment reduced Mr. Erickson’s annual base salary from $500,000 to $375,000, effective upon consummation of the transactions contemplated by our Securities Purchase Agreement, dated as of June 5, 2025, with Goldeneye 1995 LLC (the “Purchase Agreement”), which occurred on August 6, 2025. In addition, the definition of “Good Reason” in Section 6(c) of the Erickson Employment Agreement was amended to provide that a material diminution in Mr. Erickson’s office, title or duties shall no longer constitute “Good Reason” (as defined in the Erickson Employment Agreement). The Erickson Amendment also clarified that the transactions contemplated by the Purchase Agreement shall not constitute a “Change of Control” for purposes of the definition of “Good Reason” in the Erickson Employment Agreement.

In connection with the consummation of the transactions contemplated by the Purchase Agreement, on August 6, 2025, we entered into an employment agreement with Mr. Erickson that superseded and replaced the Erickson Employment Agreement, as amended by the Erickson Amendment (the “New Erickson Employment Agreement”). The New Erickson Employment Agreement provides that Mr. Erickson will serve as our President of the Science Division, Senior Vice President for an annual base salary of $375,000. Mr. Erickson will be eligible to receive (i) an annual discretionary bonus from time to time, subject to approval of the board of directors or the compensation committee, and (ii) grants of other equity awards that may be granted from time to time. Mr. Erickson will also be entitled to participate in all group employment benefits that we offer from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. Mr. Erickson’s employment under the New Erickson Employment Agreement is at will, meaning we or Mr. Erickson may terminate the employment relationship at any time, with or without cause, upon written notice to the other party. Upon a termination of employment by us without “cause” or by Mr. Erickson with “good reason”, subject to Mr. Erickson’s execution, delivery, and non-revocation of a general release of claims against the Company, he will be eligible to receive (i) cash severance equal to 12 months base salary, less applicable withholdings and deductions, over the 12-month period following the date of termination, (ii) any earned annual bonus for the fiscal year of termination, and (iii) reimbursement for COBRA premiums paid by Mr. Erickson and his dependents for the 12-month period following the date of termination. The New Erickson Employment Agreement also includes other customary terms, including an indefinite confidentiality obligation, a non-competition covenant during employment and for 12 months post-termination, a non-solicitation covenant with respect to Company personnel and business partners during employment and for 12 months post-termination, assignment of intellectual property, and indefinite non-disparagement obligations.

Peter J. Conley

On May 13, 2022, we entered into an employment agreement with Peter J. Conley reflecting his appointment as our Chief Financial Officer and Senior Vice President, Intellectual Property (the “Conley Employment Agreement”). Mr. Conley was entitled to an annual salary of $400,000. Mr. Conley was also entitled to bonuses from time to time as determined by our Board or our compensation committee in their sole discretion. Mr. Conley was eligible to participate in all our employee benefit plans, policies and arrangements that are applicable to other executive officers, as such plans, policies and arrangements may exist or change from time to time at our discretion. We also reimbursed Mr. Conley for reasonable travel, entertainment and other expenses he incurred in the furtherance of his duties under the Conley Employment Agreement. The Conley Employment Agreement was at will, meaning either we or Mr. Conley may terminate the employment relationship at any time, with or without cause, upon written notice to the other party. The Conley Employment Agreement provided for severance pay equal to 12 months of then-in-effect base salary if Mr. Conley is terminated without “cause” or voluntarily terminates his employment for “good reason,” as defined in the Conley Employment Agreement.

On June 5, 2025, we entered into an amendment (the “Conley Amendment”) to the Conley Employment Agreement. The Conley Amendment provided that the Conley Employment Agreement will terminate automatically upon the consummation of the transactions contemplated by the Purchase Agreement.

In connection with the consummation of the transactions contemplated by the Purchase Agreement, on August 6, 2025, pursuant to Conley Employment Agreement, as amended by the Conley Amendment, in exchange for Mr. Conley’s execution and delivery of a Separation and General Release Agreement in favor of the Company, we provided severance to Mr. Conley in an amount equal to 12 months of his annual base salary of $400,000, less applicable withholdings and deductions in exchange for a general release of claims against the Company and other customary covenants, including, among others, confidentiality, non-disparagement and cooperation provisions. Mr. Conley’s equity awards will be treated in accordance with the existing terms and conditions of each applicable award agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended September 30, 2025. Other than the awards described below, none of our named executive officers held unexercised options or unvested shares of restricted stock as of September 30, 2025.

	Option Awards				Stock Awards
	Number of	Number of					Equity	Equity
	Securities	Securities			Number of	Market Value	Inventive Plan-	Inventive Plan-
	Underlying	Underlying			Shares of	of Shares of	Number of Shares	Market Value
	Unexercised	Unexercised	Option		Stock that	Stock that	of Stock that	of Shares of Stock
	Options	Options	Exercise	Option	have not	have not	have not	that have not
	Exercisable	Unexerciseable	Price	Expiration	Vested	Vested	Vested	Vested
Name	(#)	(#)	($) (4)	Date	(#)	$	(#)	$
Robert Gregory Kidd	-	-	$-	-	-	-	-	-

Kitty Payne (1)	-	1,790,000	$2.45	8/6/2035	-	-	-	-

Kirk Chapman (2)	-	7,140,000	$2.45	8/6/2035	-	-	-	-

Ronald P. Erickson (3)	-	-	$-	-	167,500	$83,750	-	-

(1)

On August 6, 2025, we issued a stock option grant to Ms. Payne for 1,790,000 shares at an exercise price of $2.45 per share. The stock option grant expires in ten years. The fair value of these options was determined to be $1.62 per share. The stock option grant has a 25% cliff vest on the one year anniversary of the grant date and the remaining awards vest quarterly over three years after the initial cliff vesting. The options were repriced on October 7, 2025, reducing the exercise price from $2.45 to $1.10 per share. The total fair value of the stock option grant is $2,895,862.

(2)

On August 6, 2025, we issued a stock option grant to Mr. Chapman for 7,140,000 shares at an exercise price of $2.45 per share. The stock option grant expires in ten years. The fair value of these options was determined to be $1.62 per share. The stock option grant has a 25% cliff vest on the one-year anniversary of the grant date and the remaining awards vest quarterly over three years after the initial cliff vesting. The options were repriced on October 7, 2025, reducing the exercise price from $2.45 to $1.10 per share. The total fair value of the stock option grant is $11,551,092.

(3)

On August 6, 2025, following stockholder approval, we issued 335,000 shares of restricted stock to Mr. Erickson pursuant to a grant previously approved by the Board on June 4, 2025. Fifty percent (50%) of the shares vested in full on August 6, 2025, and the remaining fifty percent (the “restricted shares”) vest in eight quarterly installments, with the first two installments vesting six months after August 6, 2025, subject to Mr. Erickson’s continued employment through each applicable vesting date. The restricted shares will vest in full upon (i) a sale of all or substantially all of our sensor-related intellectual property or (ii) an involuntary termination of Mr. Erickson’s employment.

(4)

These amounts reflect the grant date fair value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718 and are not intended to represent the value, if any, that has been or will be actually realized by the listed executive.

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation and our financial performance for each of the last two completed fiscal years ended September 30, 2025 and 2024. The table below presents information on the compensation of our Chief Executive Officer and our other named executive officers (“NEOs”), in comparison to certain performance metrics for 2025, 2024 and 2023. We are permitted to report as a “smaller reporting company” as defined under the U.S. federal securities laws. Accordingly, we have not included a tabular list of financial performance measures, and the table below does not include a column for a “Company-Selected Measure” as defined in Item 402(v) of Regulation S-K.

The table below summarizes the total compensation, compensation actually paid, and other metrics used to evaluate the NEOs’ compensation in relation to our performance.

								Value of Initial Fixed $100
	Summary Compensation Table	Summary Compensation Table	Compensation Actually Paid to	Compensation Actually Paid to	Summary Compensation Table Total	Compensation Actually Paid to		Investment Based on Total
Year	Total for CEO ($)(a)	Total for Former CEO ($)(a)	CEO ($)(b)	Former CEO ($)(b)	for Non-CEO NEO ($)(c)	Non-CEO NEO ($)(d)	Net (Loss) ($)(e)	Shareholder Return ($)(f)
2025	$-	$2,356,548	$-	$1,167,048	$991,275	$804,451	$(24,331,134)	462.07
2024	1,652,327	-	758,125	-	804,451	496,877	(16,581,558)	116.00
2023	1,096,537	797,738	544,968	616,023	564,542	319,792	(15,289,167)	13.66

(a) The amounts in these two columns represent the total compensation of our Chief Executive Officer (“CEO,” our principal executive officer) for the fiscal years ended September 30, 2025, 2024 and 2023, as reported in the Summary Compensation Table included herein. Effective August 6, 2025, Mr. Kidd was appointed as our current CEO at an annual base salary of $1 and is therefore reflected as our CEO for fiscal year 2025 in the table above. Mr. Erickson served as our CEO from January 23, 2023 until August 6, 2025 and is therefore reflected as our Former CEO for fiscal year 2025 and our CEO for fiscal years 2024 and 2023 in the table above.

(b) The amounts in these two columns represent the total compensation actually paid to the CEO or former CEO, as applicable, for the fiscal years indicated, as calculated in accordance with Item 402(v) of Regulation S-K. These amounts reflect adjustments to the total compensation reported in the corresponding columns of footnote (a) to account for changes in the fair value of equity awards and other items, as set forth in the “Adjustments” table below. We did not pay any compensation to Mr. Kidd, our current CEO, during the fiscal year ended September 30, 2025.

(c) The amounts in this column represent the average total compensation of our NEOs other than the CEO (the “Non-CEO NEOs”), Mr. Conley, Ms. Payne, and Mr. Chapman, for the fiscal years indicated, as reported in the Summary Compensation Table included herein. For fiscal year 2025, Ms. Payne and Mr. Chapman began serving in their respective roles effective August 6, 2025 at which time Mr. Conley resigned from his role with the Company.

(d) The amounts in this column represent the average total compensation actually paid to the Non-CEO NEOs for the fiscal years indicated, adjusting the total compensation from column (d) by the amounts in the “Adjustments” table below.

(e) The amounts in this column represent our net income (loss) for the indicated fiscal years, as reported in our Annual Report on Form 10-K filed with the SEC.

(f) The amounts in this column represent the cumulative total shareholder return of a fixed investment of $100 made at the closing price of our common stock at September 30, 2023 for the measurement period beginning on such date and continuing through and including the end of the applicable fiscal year reflected in the table. Because the covered years are presented in the table in reverse chronological order (from top to bottom), the table should be read from bottom to top for purposes of understanding cumulative returns over time.

The table below represents the amount of compensation actually paid to the CEO, the Former CEO and to the Non-CEO NEOs as computed in accordance with Item 402(v) of Regulation S-K. The amounts do not reflect the actual compensation earned or paid during the applicable fiscal year. We did not pay any compensation to Mr. Kidd, our current CEO, during the fiscal year ended September 30, 2025. Mr. Erickson served as our CEO from January 23, 2023 until August 6, 2025 and is therefore reflected as our Former CEO for fiscal year 2025 and our CEO for fiscal years 2024 and 2023 in the table below. Ms. Payne and Mr. Chapman began serving in their respective roles effective August 6, 2025, at which time Mr. Conley resigned from his role with the Company.

	CEO			Former - CEO			Non-CEO NEO
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Total from Summary Compensation Table (SCT)	$-	$1,652,327	$1,096,537	$2,356,548	$-	$797,738	$991,275	$804,131	$564,542
Less the amounts under Stock Awards column in
the SCT	-	-	-	(1,189,500)	-	-	(75,750)	-	-
Less the amounts reported under the Option
Awards column in the SCT	-	(894,202)	(551,569)	-	-	(181,715)	(111,074)	(307,254)	(244,750)
Plus Year-End Fair Value of Outstanding and
Unvested Equity Awards Granted in the Year	-	-	-	-	-	-	-	-	-
Year over Year Change in Fair Value of Outstanding
and Unvested Equity Awards Granted in Prior Years	-	-	-	-	-	-	-	-	-
Plus Fair Value as of Vesting Date of Equity Awards
Granted and Vested in the Same year	-	-	-	-	-	-	-	-	-
Year over Year Change in Fair Value of Equity Awards
Granted in Prior Years which Vested in the Year	-	-	-	-	-		-	-	-
Add Dividends Paid in the Fiscal Year	-	-	-	-	-	-	-	-	-
Equal Compensation Actual Paid in Fiscal Year	$-	$758,125	$544,968	$1,167,048	$-	$616,023	$804,451	$496,877	$319,792

Adjustments from Total Compensation to Compensation Actually Paid

The amounts reported in the “Compensation Actually Paid to CEO”, “Compensation Actually Paid to Former CEO”, and “Compensation Actually Paid to Non-CEO NEOs” columns do not reflect the actual compensation paid to or realized by our CEO, Former CEO or our Non-CEO NEOs during each applicable year. The calculation of compensation actually paid for purposes of this table includes point-in-time fair values of stock awards and these values will fluctuate based on our stock price, various accounting valuation assumptions and projected performance related to our performance awards. See the Summary Compensation Table for certain other compensation of Mr. Erickson, our CEO for fiscal year 2025 and Former CEO for fiscal years 2024 and 2023, and our Non-CEO NEOs for each applicable fiscal year and the Outstanding Equity Awards at September 30, 2025 table for the value realized by our Former CEO, Mr. Erickson, upon the vesting of stock awards during the fiscal year ended September 30, 2025.

The table above summarizes the adjustments made to the total compensation as reported in the Summary Compensation Table to determine the total actual compensation paid to our CEO, Former CEO and Non-CEO NEOs for the years indicated as reported in the table above.

Analysis of the Information Presented in the Pay Versus Performance

A portion of our NEOs’ compensation consists of equity awards. As a result, the change between the values disclosed in our Summary Compensation Table and compensation actually paid tends to be directionally aligned with changes in our total shareholder return.

We have experienced net losses since inception. Consequently, we have not historically focused on net income (loss) as a performance measure for our executive compensation programs. In the fiscal years ended September 30, 2025, 2024, and 2023, respectively, we reported net losses of $22,123,000, $16,582,000, and $15,289,000.

Since the beginning of the fiscal year ended September 30, 2023, the compensation awarded to Mr. Erickson, our Former CEO, increased from $544,968 in the fiscal year ended September 30, 2023 to $758,125 in the fiscal year ended September 30, 2024 and to $1,167,048 for the fiscal year ended September 30, 2025. We did not award any compensation to Mr. Kidd, our current CEO, during the fiscal year ended September 30, 2025.

The compensation awarded to our Non-CEO NEOs increased from $319,792 in the fiscal year ended September 30, 2023 to $496,877 in the fiscal year ended September 30, 2024 and to $804,451 for the fiscal year ended September 30, 2025. Ms. Payne and Mr. Chapman began serving in their respective roles effective August 6, 2025 at which time Mr. Conley resigned from his role with the Company.

On December 15, 2025, the Company and Mr. Chapman mutually agreed that Mr. Chapman would depart from his position as Chief Operating Officer, effective immediately. The departure was not the result of any disagreement with the Company on any matter related to the Company's operations, policies or practices.

Policies and Practices for Granting Certain Equity Awards

We do not have any formal policy that requires us to grant, or avoid granting, stock options at particular times. Consistent with our annual compensation cycle, if options are to be granted, the Compensation Committee generally seeks to grant annual stock option awards after its Annual Report on Form 10-K has been filed. The timing of any stock option grants in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an employee’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of stock options occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Except as noted below, no stock options were issued to executive officers in the fiscal year ended September 30, 2025 during any period beginning four business days before the filing of a periodic or current report disclosing material non-public information and ending one business day after such filing. On August 6, 2025, we granted stock options to certain executive officers; on August 7, 2025, we filed a Current Report on Form 8-K. Accordingly, the August 6, 2025 grants occurred during a period beginning four business days before the filing of a Current Report on Form 8-K and ending one business day after such filing.

The table below provides the information required by Item 402(x) of Regulation S-K regarding the stock option grants made to our non-CEO NEOs in connection with the release of material nonpublic information. The options were granted with an exercise price equal to the closing market price of our common stock on the date of grant. Each of the stock option grants has a 25% cliff vest on the one year anniversary of the grant date with the remaining awards vesting quarterly over three years after the initial cliff vesting.

Name	Grant Date	Number of shares of common stock underlying the award	Exercise price of the award ($/Sh)	Grant date fair value of the award

Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information

Kitty Payne	August 6, 2025	1,790,000	$2.45	$2,895,862	-2.45%
Kirk Chapman	August 6, 2025	7,140,000	$2.45	$11,551,092	-2.45%

The options granted on August 6, 2025 were repriced on October 7, 2025, reducing the exercise price from $2.45 to $1.10 per share.

Additional Narrative Disclosure

Subsequent Event – October 2025 Option Repricing

Subsequent to September 30, 2025, our Board approved a repricing of the stock options granted on August 6, 2025, at its meeting on October 7, 2025, reducing the exercise price from $2.45 to $1.10 per share. No other terms (such as vesting or expiration) were modified. The incremental compensation cost, if any, will be recognized prospectively in accordance with ASC 718. See Note 15 Subsequent Events to our consolidated financial statements.

Because the options of certain executive officers and directors were included in the repricing, the foregoing is also incorporated by reference into Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan or other retirement benefits.

We maintain a 401(k) plan and/or other health and welfare benefit plans in which our NEOs are eligible to participate, subject to applicable service requirements.

Potential Payments upon Termination or Change in Control

We do not have any potential payments upon termination or change in control with our Chairman and CEO, Robert Gregory Kidd, under the Kidd Employment Agreement.

Under the terms of the Payne Employment Agreement and the Chapman Employment Agreement, our CFO, Kitty Payne and COO, Kirk Chapman, are each entitled to a severance payment in the event of termination of their employment if not for Good Cause or upon Change in Control, as defined by the Employment Agreements. Assuming that the triggering event for such potential payments occurred on September 30, 2025, Ms. Payne and Mr. Chapman would each have been entitled to a severance payment of $320,000 (base salary of each executive as of such date) payable in equal installments over a 12 month period as salary continuation payments, plus an additional amount representing each executive’s annual unpaid discretionary bonus to be determined upon termination or change in control payable in a lump sum, and reimbursement of COBRA premiums paid for each executive and his or her dependent(s) over a 12 month period.

On December 15, 2025, the Company and Mr. Chapman mutually agreed that Mr. Chapman would depart from his position as Chief Operating Officer, effective immediately.

We have the following potential payments upon termination or change in control with our Former CEO, Senior Vice President, Ronald P. Erickson, under the New Erickson Employment Agreement:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 9/30/2025	on 9/30/2025	on 9/30/2025	on 9/30/2025	on 9/30/2025
Compensation:
Base salary (1)	$-	$-	$375,000	$375,000	$-
Performance-based incentive compensation	$-	$-	$-	$-	$-
Stock options (2)	$-	$-	$-	$-	$-
Stock awards (3)	$-	$-	$-	$83,750	$-

Benefits and Perquisites:
Health and welfare benefits (4)	$-	$-	$16,952	$16,952	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$391,952	$475,702	$-

(1)	Reflects a salary for twelve months.
(2)

Reflects the grant date fair value of stock option grants-noncash as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718 and is not intended to represent the value, if any, that has been or will be actually realized by the listed executive.

(3)

Reflects the vesting of restricted stock grants-noncash expense reflects the grant date fair value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718 and is not intended to represent the value, if any, that has been or will be actually realized by the listed executive.

(4)	Reflects the cost of medical benefits for twelve months.

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

The table below sets forth the compensation paid to our non-employee directors during the fiscal year ended September 30, 2025. Neither Robert Gregory Kidd nor Ronald P. Erickson received compensation for their services as directors. The compensation disclosed in the Summary Compensation Table above represents the total compensation for Mr. Kidd and Mr. Erickson.

	Stock	Option	Fees
Name	Awards	Awards (7)	Paid	Total
Linda Jenkinson (1)	$-	$295,370	$-	$295,370
William A. Owens (2)	11,000	-	-	11,000
Jon Pepper (3)	11,000	-	-	11,000
Ichiro Takesako (4)	11,000	-	-	11,000
Larry K. Ellingson (5)	11,000	-	-	11,000
John Cronin (6)	22,000	-	-	22,000

Total	$66,000	$295,370	$-	$361,370

(1)

On August 6, 2025, we issued a stock option grant to Ms. Jenkinson for 4,760,000 shares at an exercise price of $2.45 per share. The stock option grant expires in ten years. The fair value of these options was determined to be $1.62 per share. The stock option grant has a 25% cliff vest on the one year anniversary of the grant date and the remaining awards vest quarterly over three years after the initial cliff vesting. The options were repriced on October 7, 2025, reducing the exercise price from $2.45 to $1.10 per share. The total fair value of the stock option grant is $7,700,728.

(2)	On May 6, 2025, Mr. Owens received 25,000 shares of our common stock valued at $0.44 per share. Mr. Owens holds warrants to purchase 1,000 shares of common stock exerciseable $68.00-$80.00 per share.

(3)

On May 6, 2025, Mr. Pepper received 25,000 shares of our common stock valued at $0.44 per share. Mr. Pepper holds warrants to purchase 1,000 shares of common stock exerciseable $68.00-$80.00 per share.

(4)

On May 6, 2025, Mr. Takesako received 25,000 shares of our common stock valued at $0.44 per share. Mr. Takesako holds warrants to purchase 1,000 shares of common stock exerciseable $68.00-$80.00 per share.

(5)	On May 6, 2025, Mr. Ellingson received 25,000 shares of our common stock valued at $0.44 per share.

(6)

On May 6, 2025, Mr. Cronin received 25,000 shares of our common stock valued at $0.44 per share. Mr. Cronin holds a stock option to purchase 2,500 shares of our common stock. The exercise price is $13.60 per share. Mr. Cronin is Chairman and CEO of ipCapital Group, Inc. During the fiscal year ended September 30, 2025, we incurred fees of $239,000 payable to ipCapital Group, Inc. Mr. Cronin was appointed our Interim Chief Technology Officer in September 2024 and ceased serving in this role in August 2025. On November 19, 2025, Mr. Cronin provided us with notice of his resignation from the Board of Directors.

(7)

These amounts reflect the grant date fair value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718 and are not intended to represent the value, if any, that has been or will be actually realized by the listed director.

Amended and Restated 2021 Equity Incentive Plan

On August 25, 2025, our Board of Directors approved, and on September 29, 2025, our stockholders adopted the Amended and Restated USBC, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which became effective that same date. The Board originally approved the plan in 2021, and it has been amended periodically, most recently in 2025, to adjust the share reserve. The current amendment increases the total number of shares of our common stock authorized for issuance by 65,000,000 shares, resulting in a total plan share reserve of 115.3 million shares (the “Plan Share Reserve”). The Board determined the increase was necessary for us to attract and retain employees, directors, consultants and independent contractors and who will in the future serve USBC by offering them the opportunity to acquire or increase their proprietary interest in USBC and to align their interests with those of our stockholders. The Plan Share Reserve remains subject to automatic annual increases under the 2021 Plan’s evergreen provision (the “Evergreen Provision”).

The 2021 Plan supersedes our prior 2011 Stock Incentive Plan, and shares that were available or later forfeited under that plan may again become available under the 2021 Plan. All shares available under the 2021 Plan, including future evergreen increases, are eligible for issuance as incentive stock options under Section 422 of the Internal Revenue Code.

The 2021 Plan authorizes the Board or Compensation Committee to approve repricings, or exchanges of stock options and stock appreciation rights (“SARs”) to maintain the incentive value of outstanding awards. Shares subject to repriced or exchanged awards do not count against the Plan Share Reserve. The Board believes this flexibility to implement repricings or exchanges from time to time is in the best interests of USBC, as it provides incentives to retain and motivate eligible participants without incurring the stock dilution that would result from significant additional equity grants or additional cash expenditures that would result from additional cash compensation. Additionally, the Board continues to believe in value creation rather than value transfer and views option repricings as consistent with its approach of orienting long-term incentives toward stock options as the primary tool to minimize incremental dilution for stockholders, facilitate employee and director retention as USBC pursues its business strategy, to maintain the retention value of eligible awards, and provide eligible participants with a more realistic incentive to drive stockholder value creation, thereby supporting USBC’s continued focus on stock price recovery and growth.

The 2021 Plan also amended the Evergreen Provision to permit an annual increase of up to 15 million shares available for issuance under the 2021 Plan (or 4% of outstanding shares, if smaller) on the first day of each calendar year through January 1, 2030. The Board believes the Evergreen Provision is in the best interest of USBC and supports its continued focus on growth by providing a predictable amount of shares that could be used for retaining and motivating employees, key talent and senior leadership, without the need to obtain costly shareholder approvals for incremental increases in the number of shares authorized under the 2021 Plan.

Except for these amendments, all other material terms of the 2021 Plan remained unchanged.

Key Terms and Administration

The 2021 Plan is administered by the Compensation Committee of our Board (the “Plan Administrator”), which has discretion to select participants, determine award terms, and interpret the plan. All employees, directors, consultants, and independent contractors of USBC and its related companies are eligible to participate; as of September 30, 2025, approximately 85 individuals, including four directors, were eligible to participate in the 2021 Plan.

Authorized awards include stock options, SARs, restricted stock, restricted stock units, and other stock- or cash-based awards. Options and SARs must have exercise prices at least equal to fair market value on the grant date (110% for incentive options to 10% stockholders) and generally expire within 10 years. Vesting schedules and other terms are set by the Plan Administrator. Canceled, forfeited, or cash-settled awards again become available for grant.

Other Material Provisions

●	Performance Goals: Awards may be conditioned on financial or strategic performance metrics determined by the Plan Administrator.

●	Adjustments: Appropriate adjustments are made for stock splits, dividends, or similar events.

●	Change in Control: If awards are not assumed or substituted by a successor, they generally become fully vested and exercisable immediately prior to the transaction.

●	Amendment and Termination: The Board may amend or terminate the 2021 Plan, subject to stockholder approval when required. Unless earlier terminated by the Board, the 2021 Plan expires on August 12, 2031.

●	Clawback: Awards are subject to our Compensation Recovery Policy adopted in 2023 pursuant to SEC and NYSE rules implementing Section 954 of the Dodd-Frank Act.

The full text of the 2021 Plan is filed as Exhibit 4.1 to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 30, 2025, to the extent known by us or ascertainable from public filings, for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o USBC, Inc., 300 E 2nd Street, 15th Floor Reno, NV 89501.

	Shares Beneficially Owned (1) (2)
Name of Beneficial Owner	Amount	Percentage
Directors and Officers-
Robert Gregory Kidd (3)	357,815,000	92.2%
Kirk Chapman (4)	-	*
Kitty Payne (5)	-	*
Linda Jenkinson (6)	-	*
Ronald P. Erickson (7)	2,569,569	*
William A. Owens (8)	49,692	*
Jon Pepper (9)	38,850	*
Ichiro Takesako (10)	29,875	*
John Cronin (11)	27,904	*
Larry K. Ellingson (12)	25,404	*
All executive officers and directors (11 persons)	360,556,294	92.9%

Greater Than 5% Ownership-
Goldeneye 1995 LLC (13)	357,815,000	92.2%

* Less than 1%

(1)

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of September 30, 2025 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

(2)	Based on 388,143,679 shares of common stock issued and outstanding as of September 30, 2025.

(3)

Consists of 357,815,000 shares of our common stock acquired by Goldeneye 1995 LLC on August 6, 2025. Goldeneye 1995 LLC is solely owned and managed by Mr. Kidd, our Chairman and Chief Executive Officer.

(4)

Mr. Chapman was appointed Chief Operating Officer on August 6, 2025. On December 15, 2025, the Company and Mr. Chapman mutually agreed that Mr. Chapman would depart from his position as Chief Operating Officer, effective immediately. The departure was not the result of any disagreement with the Company on any matter related to the Company's operations, policies or practices.

(5)	Ms. Payne was appointed Chief Financial Officer on August 6, 2025.

(6)	Ms. Jenkinson was appointed Vice Chair of the Board on August 6, 2025.

(7)

Consists of (i) 2,472,202 shares of shares of our common stock beneficially owned by Mr. Erickson or entities controlled by Mr. Erickson and (ii) 97,367 shares of our common stock issuable upon the exercise of warrants exercisable within 60 days of September 30, 2025.

(8)

Consists of (i) 48,692 shares of our common stock held directly by Mr. Owens and (ii) 1,000 shares of our common stock issuable upon the exercise of warrants exercisable within 60 days of September 30, 2025.

(9)

Consists of (i) 37,850 shares of our common stock held directly by Mr. Pepper and (ii) 1,000 shares of our common stock issuable upon the exercise of warrants exercisable within 60 days of September 30, 2025.

(10)

Consists of (i) 28,875 shares of our common stock held directly by Mr. Takesako and (ii) 1,000 shares of our common stock issuable upon the exercise of warrants exercisable within 60 days of September 30, 2025.

(11)	Consists of 25,404 shares of our common stock held directly by Mr. Cronin. On November 19, 2025, Mr. Cronin provided us with notice of his resignation from the Board of Directors.

(12)	Consists of 25,404 shares of our common stock held directly by Mr. Ellingson.

(13)

Consists of 357,815,000 shares of our common stock acquired on August 6, 2025. The address of Goldeneye 1995 LLC is 26 State Route 28 #1186, Crystal Bay, NV 89402. Goldeneye 1995 LLC is solely owned and managed by Robert Gregory Kidd, our Chairman and CEO.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our equity incentive plans as of September 30, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plan
approved by shareholders	48,634,480	$2.46	65,173,022
Equity compensation plans
not approved by shareholders	-	-	-
Total	48,634,480	$2.46	65,173,022

On August 12, 2021, we established the Know Labs, Inc. 2021 Equity Incentive Plan, which was adopted by our stockholders on October 15, 2021. The plan was first amended on June 28, 2025 (approved by stockholders on July 31, 2025) to increase the total share reserve to 50,000,000 shares of common stock. On September 29, 2025, our stockholders approved the Amended and Restated USBC, Inc. 2021 Equity Incentive Plan, which (i) increased the number of shares of common stock authorized for issuance under the plan by 65,000,000 shares, (ii) provided the Board and/or the Compensation Committee with discretion to permit repricings or award exchanges to preserve the retention and incentive value of eligible awards, and (iii) amended the plan’s evergreen provision to automatically increase the share reserve by up to 15,000,000 shares annually. See Item 11, “Executive Compensation Amended and Restated 2021 Equity Incentive Plan,” for a complete description of the Amended and Restated 2021 Plan.

In October 2025, we repriced 48,620,000 stock options previously awarded in August 2025 from an exercise price of $2.45 per share to $1.10 per share, with no changes to the vesting schedules or timing of those awards. In the same month, we also granted additional stock options covering 62,530,000 shares at a weighted-average exercise price of $1.07 per share. The new options expire ten years from the grant date and vest quarterly over four years between the three-month and one-year anniversaries of the grant date. Following these transactions, a total of 111,172,730 options were outstanding under the Company’s Amended and Restated 2021 Plan, with a blended weighted-average exercise price of approximately $1.09 per share.

The following table sets forth certain information about the securities authorized for issuance under our equity incentive plans as of October 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plan
approved by shareholders	111,172,730	$1.09	2,634,772
Equity compensation plans
not approved by shareholders	-	-	-
Total	111,172,730	$1.09	2,634,772

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2023 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related-party transactions are reviewed and approved by the Audit Committee (or independent directors) as expected under Item 404(b), especially in a controlled company context following the Goldeneye capital investment that closed on August 6, 2025.

Transactions with Clayton A. Struve

On March 19, 2024, we signed an Extension of Warrant Agreement with Clayton A. Struve, a significant shareholder prior to the Goldeneye capital investment that closed on August 6, 2025, extending the exercise date of warrants covering 12,500 shares to March 19, 2026. On December 17, 2024, we signed an additional Extension of Warrant Agreement with Mr. Struve, extending the exercise dates from 2025 to 2030 on four legacy warrant issuances originally dated August 4, 2016; August 14, 2017; December 12, 2017; and February 28, 2018, and initially extended to 2024 on December 7, 2022. We recorded interest expense of approximately $513,000 during the year ended September 30, 2025 related to the additional extension of these warrants. We recorded the original value of warrants in equity and as such, we recorded the extension value as an expense with an offset to additional paid in capital.

On August 6, 2025, Mr. Struve, the sole holder of Series C and D Convertible Preferred Stock, elected redemption, including dividends, for 8.3 million shares of common stock. Based upon the terms of the Series C and D Convertible Preferred Stock, the Company recorded deemed dividends of $1,551,562 and $313,536 during the years ended September 30, 2025 and 2024, respectively.

On August 6, 2025, Mr. Struve, the holder of convertible debt, elected conversion, including interest, for a combination of $75,000 in cash and 3.3 million shares of common stock.

As of September 30, 2025, all obligations under the Series C and D convertible preferred instruments and convertible notes payable had been satisfied.

Transactions with Former CEO and Chairman Ronald P. Erickson and J3E2A2Z LP

Mr. Erickson previously served as our Chief Executive Officer and Chairman from January 2023 through August 6, 2025, at which time he transitioned to his current position of President of the Science Division, Senior Vice President.

On October 22, 2024, the due dates on the two Convertible Promissory Notes, each dated January 31, 2018, with J3E2A2Z LP, an entity controlled by Mr. Erickson, were extended to September 30, 2025 from September 30, 2024 and the interest rate was increased from 6% to 8%.

On January 30, 2024, we signed Extension of Warrant Agreements with each of Mr. Erickson and J3E2A2Z LP, extending the exercise dates of certain warrants originally issued on January 31, 2018 from January 30, 2024 to January 31, 2026.

On June 2, 2025, we entered into a Promissory Note Conversion Agreement with J3E2A2Z LP, pursuant to which $1.18 million of principal owed under two outstanding convertible promissory notes was exchanged for 16,916 shares of Series H Convertible Preferred Stock. Each share of Series H Preferred was convertible into shares of our common stock at an initial conversion price of $0.335 per share and carried an 8% cumulative dividend. We recognized a deemed dividend of $679,020 upon conversion.

On August 6, 2025, upon election by J3E2A2Z LP, we redeemed all 16,916 issued and outstanding shares of Series H Convertible Preferred Stock held by J3E2A2Z LP for (i) cash of approximately $654,000 in the aggregate and (ii) the issuance of 2.0 million shares of our common stock in the aggregate, at a conversion price of $0.335 per share, representing total consideration equal to the stated value of $70, plus all accrued and unpaid dividends in an amount of approximately $140,000. As of September 30, 2025, all obligations under the Series H convertible preferred instrument had been satisfied.

On May 5, 2025, we issued 100,000 shares of common stock to Mr. Erickson. The shares were valued at $0.44 per share.

Effective August 6, 2025, we issued 335,000 shares of common stock to Mr. Erickson, 50% of which were fully vested upon grant and the remainder of which will vest, subject to Mr. Erickson’s continued employment through each vesting date, in eight quarterly installments with the first two installments vesting following a six-month cliff. The restricted shares vest in full in the event of a sale of all or substantially all of the sensor related intellectual property or an involuntary termination of Mr. Erickson’s employment.

Transactions with Former Chief Financial Officer Peter J. Conley

Mr. Conley served as our Chief Financial Officer from May 2022 through August 6, 2025, at which time his employment automatically terminated upon the consummation of the private placement of our common stock with Goldeneye 1995 LLC. On October 10, 2023, we granted Mr. Conley options to purchase 75,025 shares of our common stock at an exercise price of $10.00 per share, vesting quarterly over four years. The stock option grant expires in five years. In connection with his departure, unvested awards were forfeited and vested awards remain exercisable in accordance with the 2021 Plan.

On May 5, 2025, we issued 50,000 shares of common stock to Mr. Conley. The shares were valued at $0.44 per share.

On August 6, 2025, we issued 107,500 shares of common stock to Mr. Conley. The shares were valued at $0.50 per share.

Transactions with Chairman and CEO Robert Gregory Kidd and Goldeneye 1995 LLC

A majority of the voting power of our outstanding common stock is held by Goldeneye 1995 LLC, which is solely owned and managed by Robert Gregory Kidd, our Chairman and Chief Executive Officer.

On June 5, 2025, we entered into a Securities Purchase Agreement with Goldeneye 1995 LLC providing for a private placement of our common stock. At the closing of the private placement on August 6, 2025, we issued approximately 357.8 million shares of common stock to Goldeneye 1995 LLC in exchange for 1,000 Bitcoin and $15 million in cash in a transfer intended to be treated as a transaction qualifying under Section 351. The net transaction value was approximately $125 million after retiring existing debt and redeeming outstanding preferred equity. Mr. Kidd beneficially owns approximately 71.5% of our common stock on a fully diluted basis (and a higher percentage on a non-diluted basis) through Goldeneye 1995 LLC as of October 31, 2025.

In connection with the private placement, on July 28, 2025, Goldeneye 1995 LLC provided us with short-term bridge funding consisting of an initial term loan of $90,000 and additional term loans in the principal amount of up to $260,000, pursuant to a promissory note dated July 28, 2025. All such advances were repaid with accrued interest at a rate equal to 12% per annum on the unpaid principal balance and the promissory note was extinguished upon the August 6, 2025 closing, with no outstanding balance or interest due as of September 30, 2025.

Transactions with our Vice Chair Linda Jenkinson and our non-CEO NEOs subsequent to September 30, 2025

On October 7, 2025, our Board approved a repricing of 48.6 million outstanding stock options granted on August 6, 2025 as permitted by our Amended and Restated 2021 Equity Incentive Plan, including 4,760,000 options held by our Vice Chair Linda Jenkinson and 1,790,000 and 7,140,000 options held by our non-CEO NEOs, Ms. Payne and Mr. Chapman, respectively. The exercise price of the repriced options was reduced from $2.45 to $1.10 per share, the closing market price of our common stock on the date of Board approval. The repricing applied uniformly to all participants and was reviewed and approved by the Board of Directors, which determined that the adjustment was in the best interests of stockholders to maintain the incentive and retention value of eligible awards in light of prevailing market conditions.

On October 7, 2025, our Board approved the grant of 55.0 million ten year stock options under the Amended and Restated 2021 Equity Incentive Plan, including 5,240,000 options granted to our Vice Chair Linda Jenkinson and 1,960,000 and 7,860,000 options granted to our non-CEO NEOs, Ms. Payne and Mr. Chapman, respectively. The exercise price of the options granted was $1.10 per share, the closing market price of our common stock on the date of Board approval. The options will vest 25% of the shares on the one year anniversary of the grant date and in quarterly installments thereafter over the next three years, subject to their continued service.

On December 15, 2025, the Company and Kirk Chapman mutually agreed that Mr. Chapman would depart from his position as Chief Operating Officer, effective immediately. The departure was not the result of any disagreement with the Company on any matter related to the Company's operations, policies or practices.

Transactions with Former Director John Cronin and ipCapital Group, Inc.

Mr. Cronin served as a director beginning in November 2023 and was our Interim Chief Technology Officer from September 2024 to August 2025. He is Chairman and CEO of ipCapital Group, Inc., to which we paid approximately $239,000 and $390,000 in professional-service fees during the fiscal years ended September 30, 2025 and 2024, respectively. No ongoing consulting or advisory agreements with Mr. Cronin or ipCapital Group, Inc. were in effect as of September 30, 2025. On November 19, 2025, Mr. Cronin provided us with notice of his resignation from the Board of Directors. His decision to resign was not the result of any disagreement with the Company or its management on any matter relating to the Company’s operations, policies, or practices.

Transactions withVice Chair Linda Jenkinson, Chairman and CEO Robert Gregory Kidd and Vast Holdings, Inc.

Linda Jenkinson has served as our Vice Chair since August 2025 and is also the Chief Executive Officer and Chair of Vast Holdings, Inc., the holding company for Vast Bank. In 2024, our Chairman and CEO, Robert Gregory Kidd, personally invested $53 million of capital into Vast Holdings, Inc. to support Vast Bank. On October 23, 2025, we announced a strategic partnership with Vast Bank and Uphold to pursue retail tokenized U.S.-dollar deposit products. Our collaboration with Vast Bank and Uphold contemplates joint development and pilot activities related to the deposit tokenization initiative. The terms of the collaboration were negotiated at arm’s length and reviewed by disinterested members of our Board. No payments were made to or received from Vast Bank during the years ended September 30, 2025 or 2024.

Transactions with Directors

During the fiscal year ended September 30, 2025, we issued an aggregate of 150,000 shares of common stock to six directors for board service in 2025 and valued the shares at $0.44 per share.

During the fiscal year ended September 30, 2024, we issued an aggregate of 11,337 shares of common stock to six directors for board service in 2024 and granted options to purchase 95,245 shares at an average exercise price of $16.58 per share, each expiring in five years. The option grants vested at issuance.

Director Independence

Because Goldeneye 1995 LLC, which is solely owned and managed by our Chairman and CEO Robert Gregory Kidd, beneficially owns a majority of the voting power of our outstanding common stock, we are considered a “controlled company” within the meaning of the NYSE American Company Guide. As a controlled company, we are exempt from certain corporate governance requirements applicable to companies that are not controlled, including the requirements that a majority of our Board of Directors consist of independent directors and that our compensation and nominating committees be composed entirely of independent directors.

Notwithstanding our status as a controlled company, our Board has determined that four of our eight current directors are “independent” as defined in Section 803A of the NYSE American LLC Company Guide. We may continue to rely on the controlled-company exemptions as long as Goldeneye 1995 LLC maintains a majority of the voting power of our outstanding common stock.

Indemnification

Our articles of incorporation provide that we will indemnify our directors and officers to the fullest extent permitted by Nevada law. In August 2025, we adopted a form of Indemnification Agreement which provides, among other things, for indemnification to the fullest extent permitted by law and our restatement of articles of incorporation, as amended and second amended and restated bylaws against any and all expenses, judgments, fines, penalties, and amounts paid in settlement of any claim. The Indemnification Agreement provides for the advancement or payment of all expenses to the indemnitee and for reimbursement to us if it is found that such indemnitee is not entitled to such indemnification under applicable law and our restatement of articles of incorporation, as amended and second amended and restated bylaws. We have entered into Indemnification Agreements with each of our current directors and executive officers. In addition, we maintain a directors’ and officers’ liability insurance policy pursuant to which our directors and officers are insured against certain liabilities, including those arising under the Securities Act of 1933, as amended and the Exchange Act of 1934, as amended. The foregoing description of the Indemnification Agreement is not complete and is subject to the full text of the Form of Indemnification Agreement attached hereto as Exhibit 10.38 to this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit our financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended September 30, 2024 and 2025, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged BPM LLP to perform an annual audit of our financial statements for the fiscal year ended September 30, 2024 and 2025. The following is the breakdown of aggregate fees for the last two fiscal years. Another tax firm prepares our tax returns.

	Year Ended	Year Ended
	September 30, 2025	September 30, 2024
Audit fees	$238,254	$208,650
Audit- related fees	-	-
Tax fees	-	-
All other fees	52,786	160,500

Total	$291,040	$369,150

       - “Audit Fees” are fees paid for professional services for the audit and quarterly reviews of our financial statements.

- “Audit-Related fees” are fees paid for professional services not included in audit fees.

- “Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns.

- “All other fees” related to the reviews of Registration Statements on Forms S-1, S-3 and S-8.

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

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Restatement of the Articles of Incorporation, dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 14, 2023).
3.2	Certificate of Amendment of Articles of Incorporation, dated August 6, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 7, 2025).
3.3	Second Amended and Restated Bylaws, dated October 15, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 7, 2021).
3.4	Amended and Restated Series C Certificate of Designation, dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023).
3.5	Third Amended and Restated Series D Certificate of Designation, dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023).
3.6	Series D Certificate of Correction of Know Labs, Inc., dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023).
3.7	Series C Certificate of Correction of Know Labs, Inc., dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023).
3.8	Certificate of Withdrawal of Series F Preferred Stock, dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023).
3.9	Certificate of Designation of Series F Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 3, 2018).
3.10	Certificate of Amendment to Articles of Incorporation, dated October 29, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed, filed October 30, 2024).
3.11

Certificate, Amendment or Withdrawal of Designation, relating to the Series C Preferred Stock, filed with the Secretary of State of Nevada on December 11, 2025 (incorporated by reference to the Company’s Form 8-K, filed December 17, 2025).

3.12

Certificate, Amendment or Withdrawal of Designation, relating to the Series D Preferred Stock, filed with the Secretary of State of Nevada on December 11, 2025 (incorporated by reference to the Company’s Form 8-K, filed December 17, 2025).

3.13

Certificate, Amendment or Withdrawal of Designation, relating to the Series H Preferred Stock, filed with the Secretary of State of Nevada on December 11, 2025 (incorporated by reference to the Company’s Form 8-K, filed December 17, 2025).

3.14*	Amendment to the Second Amended and Restated Bylaws, dated December 15, 2025.

4.1†	Amended and Restated USBC, Inc. 2021 Equity Incentive Plan (incorporated by reference to the Company’s Form 8-K, filed October 3, 2025).
4.2*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1

Note and Account Payable Conversion Agreement and related notes and warrants dated January 31, 2018 by and between Visualant, Incorporated and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 21, 2018).

10.2†

Amended Employment Agreement dated April 10, 2018 by and between Visualant, Incorporated and Ronald P. Erickson (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 21, 2018).

10.3†	Employment Agreement dated May 13, 2022 by and between Know Labs, Inc. and Peter Conley (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed August 12, 2022).
10.4

Common Stock Purchase Warrant issued by Know Labs, Inc. to Boustead Securities, LLC on September 20, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 21, 2022).

10.5

Extension of Warrant Agreement dated December 7, 2022 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 2022).

10.6

Extension of Warrant Agreement dated January 19, 2023 by and between Know Labs, Inc. and Ronald P. Erickson (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 23, 2023).

10.7	Extension of Warrant Agreement dated January 19, 2023 by and between Know Labs, Inc. and J3E2A2Z LP (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 23, 2023).
10.8

Underwriting Agreement, dated September 26, 2023, between Know Labs, Inc., Boustead Securities, LLC and The Benchmark Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2023).

10.9

Common Stock Purchase Warrant issued by Know Labs, Inc. to Boustead Securities, LLC on September 29, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2023).

10.10

Common Stock Purchase Warrant issued by Know Labs, Inc. to The Benchmark Company, LLC on September 29, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 29, 2023).

10.11

Form of Warrant to Purchase Common Stock issued by Know Labs, Inc. to Lind Global II, LP on February 27, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 29, 2024).

10.12

Underwriting Agreement, dated August 7, 2024, between the Company, Boustead Securities, LLC and The Benchmark Company, LLC, as representatives of the underwriters named therein (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 13, 2024).

10.13	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 13, 2024).
10.14	Unit Purchase Option, dated August 9, 2024, between the Company and Sutter Securities Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 13, 2024).
10.15	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 16, 2024).
10.16	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 16, 2024).
10.17	Warrant Agency Agreement, August 15, 2024, between the Company and Equinity Trust Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 16, 2024).
10.18	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 17, 2024)
10.19	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 17, 2024)
10.20	Warrant Agency Agreement, December 16, 2024, between the Company and Equinity Trust Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 17, 2024)
10.21

Extension of Warrant Agreement dated December 17, 2024 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 18, 2024).

62

10.22

Capital on Demand Sales Agreement, dated December 31, 2024, by and between Know Labs, Inc. and JonesTrading Institutional Services LLC (incorporated by reference to the Company's Current Report on Form 8-K, filed January 2, 2025).

10.23*	Promissory Note, dated February 28, 2025, issued by the Company to 1800 Diagonal Lending LLC.
10.24	Promissory Note Conversion Agreement between Know Labs, Inc. and J3E2A2Z LP, dated June 2, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 4, 2025).
10.25	Securities Purchase Agreement, dated June 5, 2025, by and between the Company and Goldeneye 1995, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 6, 2025).
10.26	Form of Support Agreement, by and between the Company, Goldeneye 1995, LLC and certain stockholders (incorporated by reference to Company’s Current Report on Form 8-K, filed June 6, 2025).
10.27

Registration Rights Agreement, dated November 18, 2025, by and among the Company, Goldeneye 1995, LLC, Cohen & Company Securities, LLC and Fifth Era LLC (incorporated by reference to the Company’s Registration Statement on Form S-1, filed on September 19, 2025).

10.28†	Amendment No. 1 to the Amended Employment Agreement of Ronald Erickson (incorporated by reference to Company’s Current Report on Form 8-K, filed June 6, 2025).
10.29†	Amendment No. 1 to the Employment Agreement of Peter Conley (incorporated by reference to Company’s Current Report on Form 8-K, filed June 6, 2025).
10.30†

Asset Management Agreement, dated August 5, 2025, by and between the Company and Hyrcanian Asset Management, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 7, 2025).

10.31†	Separation Agreement, dated August 6, 2025, by and between the Company and Peter J. Conley (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 7, 2025).
10.32†	Employment Agreement, dated August 6, 2025, by and between the Company and Robert Gregory Kidd (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 7, 2025).
10.33†	Employment Agreement, dated August 6, 2025, by and between the Company and Kitty Payne (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 7, 2025).
10.34†	Employment Agreement, dated August 6, 2025, by and between the Company and Kirk Chapman (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 7, 2025).
10.35†	Form of ISO Award Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 7, 2025).
10.36†	Form of NQSO Award Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 7, 2025).
10.37†	Form of Restricted Stock Award Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 7, 2025).
10.38†	Form of Indemnification Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 15, 2025).
10.39*	Amendment No. 1 to Registration Rights Agreement, dated November 18, 2025, by and among the Company, Goldeneye 1995, LLC, Cohen & Company Securities, LLC and Fifth Era LLC.
10.40*	Amended and Restated Digital Asset Management Agreement, dated December 12, 2025, by and between the Company and Hyrcanian Asset Management, LLC.
19*	Insider Trading Policy of USBC, Inc. dated September 24, 2025.
21.1*	Subsidiary of the Registrant.
23.1*	Consent of BPM LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	USBC, Inc. Compensation Recovery Policy dated September 24, 2025.( (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 1, 2023).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2025 formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith

** Furnished herewith

† Executive compensation plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

USBC, Inc. (formerly Know Labs, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of USBC, Inc. (formerly Know Labs, Inc.) and its subsidiary (the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2025 in conformity with the accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Evaluation of Audit Evidence Pertaining to the Existence and Control of Digital Assets

As described in Note 3 to the consolidated financial statements, the Company records digital assets at cost and subsequently measures at fair value, with changes in fair value recognized in change in fair value of digital assets. As of September 30, 2025, the fair value of the Company’s digital assets was $115,042,951. The Company’s digital asset holdings are custodied by a third-party institutional custodian under multi-signature cold-storage arrangements designed to mitigate security risk.

We identified the evaluation of audit evidence pertaining to the existence of the digital assets and whether the Company controls the digital assets as a critical audit matter. Especially subjective auditor judgment was involved in determining the nature and extent of evidence required to assess the existence of the digital assets and whether the Company controls the digital assets, as control over the digital assets is provided through private keys stored using third-party custodial services at multiple locations that are geographically dispersed. In addition, information technology (IT) professionals with specialized skills and knowledge in blockchain technology were needed to assist in the evaluation of the sufficiency of certain audit procedures.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence over the digital assets in connection with forming our overall opinion on the consolidated financial statements. We evaluated the design and operating effectiveness of certain internal controls over the digital assets process, including a control over the comparison of the Company’s records of digital assets held to the custodial records. We involved IT professionals with specialized skills and knowledge in blockchain technology, who assisted in evaluating certain internal controls over the digital assets process related specifically to the generation of the private keys and the storing of these keys. We obtained confirmation of the Company’s digital assets in custody as of September 30, 2025 and compared the total digital assets confirmed to the Company’s record of digital asset holdings. We performed test of control and custody, including proof of ownership and tested reconciliation of digital assets to the public blockchain ledger. We applied auditor judgment in determining the nature and extent of audit evidence required, especially related to assessing the existence of the digital assets and whether the Company controls the digital assets.

/s/ BPM LLP

We have served as the Company’s auditor since October 2019.

Santa Rosa, California

December 18, 2025

USBC, INC.

(FORMERLY KNOW LABS, INC.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	September 30, 2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,821,999	$3,110,755
Prepaid expenses	228,030	-
Derivative assets	708,170	-
Total current assets	9,758,199	3,110,755

PROPERTY AND EQUIPMENT, NET	35,429	66,796

OTHER ASSETS:
Digital assets	115,042,951	-
Other assets	24,174	149,174
Operating lease right-of-use asset	218,475	337,703

TOTAL ASSETS	$125,079,228	$3,664,428

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$1,828,919	$552,680
Accounts payable - related parties	53,750	-
Accrued expenses	962,354	101,582
Accrued expenses - related parties	-	84,573
Current portion of convertible notes payable, net	88,428	2,855,058
Current portion of convertible notes payable - related parties	-	1,460,926
Current portion of operating lease right-of-use liability	82,118	108,560
Derivative liabilities	724,255	-
Total current liabilities	3,739,824	5,163,379

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	172,245	249,728
Non-current portion of convertible notes payable, net	-	407,522
Deferred tax liability	24,047,988	-
Total liabilities	27,960,057	5,820,629

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock - $0.001 par value, 5,000,000 shares authorized, Series C, D and H shares issued and outstanding as follows:
Series C Convertible Preferred stock $0.001 par value, 30,000 shares authorized, 0 and 17,858 shares issued and outstanding at September 30, 2025 and September 30, 2024, respectively	-	1,790
Series D Convertible Preferred stock $0.001 par value, 20,000 shares authorized, 0 and 10,161 shares issued and outstanding at September 30, 2025 and September 30, 2024, respectively	-	1,015
Common stock - $0.001 par value, 750,000,000 shares authorized, 388,143,679 and 2,702,444 shares issued and outstanding at September 30, 2025 and September 30, 2024, respectively (1)	388,144	108,021
Additional paid in capital	259,820,840	136,468,855
Accumulated deficit	(163,089,813)	(138,735,882)
Total stockholders' equity (deficit)	97,119,171	(2,156,201)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$125,079,228	$3,664,428

(1) Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 40 reverse stock split that became effective on February 19, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

USBC, INC.

(FORMERLY KNOW LABS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	September 30, 2025	September 30, 2024
OPERATING EXPENSES-
RESEARCH AND DEVELOPMENT EXPENSES	$1,752,841	$6,114,121
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,293,752	9,109,362
Total operating expenses	18,046,593	15,223,483
OPERATING LOSS	(18,046,593)	(15,223,483)

OTHER INCOME (EXPENSE), NET
Interest income	66,280	155,248
Interest expense	(2,833,509)	(1,513,323)
Loss on debt settlements, net	(942,462)	-
Change in fair value of digital assets	(823,062)	-
Other derivative income, net	283,154	-
Total other expense, net	(4,249,599)	(1,358,075)

LOSS BEFORE INCOME TAXES	(22,296,192)	(16,581,558)

Income tax benefit	(172,843)	-

NET LOSS	(22,123,349)	(16,581,558)

Deemed dividends on Series C, D and H Preferred Stock	(2,230,582)	(313,536)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(24,353,931)	$(16,895,094)

Basic and diluted loss per share	$(0.39)	$(7.85)

Weighted average shares of common stock outstanding- basic and diluted (1)	63,055,205	2,151,700

(1) Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 40 reverse stock split that became effective on February 19, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

USBC, INC.

 (FORMERLY KNOW LABS, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Series C Convertible		Series D Convertible		Series H Convertible				Additional		Total Stockholders'
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	$	Shares (1)	Amount	Capital	Deficit	(Deficit)
Balance as of October 1, 2023	17,858	$1,790	10,161	$1,015		$	2,008,962	$2,009	$125,579,886	$(121,840,788)	$3,743,912
Stock compensation expense - employee options	-	-	-	-	-	-		-	2,957,559	-	2,957,559
Issuance of common stock for stock option exercises	-	-	-	-	-	-	2,404	2	(2)	-	-
Issuance of common stock for services	-	-	-	-	-	-	11,337	11	196,999	-	197,010
Issuance of common stock for exercise of warrants	-	-	-	-	-	-	21,334	21	7,779	-	7,800
Common stock dividends on Series C and D Preferred Stock	-	-	-	-	-	-	80,038	80	(80)	-	-
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	-	-	313,536	(313,536)	-
Issuance of common stock for common stock offering	-	-	-	-	-	-	562,149	562	5,192,700	-	5,193,262
Issuance of shares and warrants in connection with debt offering	-	-	-	-	-	-	2,558	3	1,491,049	-	1,491,052
Expenses for extension of notes and warrants	-	-	-	-	-	-		-	594,761	-	594,761
Issuance of common stock for debt payment	-	-	-	-	-	-	13,666	14	239,986	-	240,000
Net loss	-	-	-	-	-	-	-	-	-	(16,581,558)	(16,581,558)
Balance as of September 30, 2024	17,858	1,790	10,161	1,015	-	-	2,702,448	2,702	136,574,173	(138,735,882)	(2,156,202)
Stock compensation expense - employee options	-	-	-	-	-	-	-	-	7,407,088	-	7,407,088
Issuance of common stock for services	-	-	-	-	-	-	1,408,731	1,409	1,094,733	-	1,096,142
Deemed dividends on Series C, D and H Preferred Stock	-	-	-	-	-	-	-	-	97,419	(97,419)	-
Issuance of common stock for Goldeneye 1995 LLC investment, net of tax	-	-	-	-	-	-	357,815,000	357,815	105,980,309	-	106,338,124
Issuance of common stock for transaction fee	-	-	-	-	-	-	7,819,098	7,819	-	-	7,819
Issuance of common stock for common stock offering	-	-	-	-	-	-	31,250	31	299,969	-	300,000
Deemed dividend due to repricing of Series C, D and H Preferred Stock	-	-	-	-	-	-	-	-	2,367,079	(2,133,163)	233,916
Issuance of common stock for At The Market common stock offering	-	-	-	-	-	-	1,708,727	1,709	1,282,642	-	1,284,351
Issuance of Series H Convertible Preferred Stock	-	-	-	-	16,916	1,184,066	-	-	702,335	-	1,886,401
Conversion of Series C and D Convertible Preferred Stock	(17,858)	(1,790)	(10,161)	(1,015)	-	-	8,333,440	8,333	-	-	5,528
Conversion of Series H Convertible Preferred Stock	-	-	-	-	(16,916)	(1,184,066)	2,000,000	2,000	668,000	-	(514,066)
Issuance of common stock for debt payment	-	-	-	-	-	-	6,324,991	6,326	2,833,594	-	2,839,920
Extension of warrants	-	-	-	-	-	-	-	-	513,499	-	513,499
Impact of reverse stock split due to rounding	-	-	-	-	-	-	(6)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(22,123,349)	(22,123,349)
Balance as of September 30, 2025	-	$-	-	$-	-	$-	388,143,679	$388,144	$259,820,840	$(163,089,813)	$97,119,171

(1) Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 40 reverse stock split that became effective on February 19, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

USBC, INC.

(FORMERLY KNOW LABS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,123,349)	$(16,581,558)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	31,367	80,881
Stock based compensation - stock option grants	7,407,088	2,957,559
Issuance of common stock for services	1,096,142	277,011
Amortization of operating lease right-of-use asset	119,228	189,286
Loss on debt extinguishment	942,462	-
Interest expense for default of convertible notes	748,600	-
Interest expense for repricing of warrants	233,916	-
Interest expense for extension of notes and warrants	513,499	594,761
Amortization of debt issuance costs	1,185,691	830,948
Change in fair value of digital assets	823,062	-
Other derivative income, net	(283,154)	-
Deferred income taxes	(172,843)	-
Changes in operating assets and liabilities:
Prepaid expenses	(228,030)	-
Operating lease right-of-use liability	(103,925)	(178,408)
Other long-term assets	125,000	(133,408)
Accounts payable - trade, related parties and accrued expenses	2,089,538	(866,422)
NET CASH USED IN OPERATING ACTIVITIES	(7,595,708)	(12,829,350)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of research and development equipment	-	(66,352)
NET CASH USED IN INVESTING ACTIVITIES:	-	(66,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - Goldeneye 1995 LLC investment	15,000,000	-
Proceeds from issuance of common stock offering, net	300,000	5,193,262
Proceeds from issuance of common stock for warrant exercise	-	7,800
Proceeds from At The Market common stock offering	1,284,351	-
Redemption of Series H Preferred Stock	(514,067)	-
Repayment of convertible notes payable	(3,419,332)	(982,450)
Proceeds from convertible notes payable	656,000	3,764,129
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,306,952	7,982,741

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,711,244	(4,912,961)

CASH AND CASH EQUIVALENTS, beginning of period	3,110,755	8,023,716

CASH AND CASH EQUIVALENTS, end of period	$8,821,999	$3,110,755

Supplemental disclosures of cash flow information:
Interest paid	$186,595	$140,000
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activity:
Deemed dividends on Series C, D and H Preferred Stock	$2,230,582	$313,536
Common stock issued for debt payment	$2,839,920	$240,000
Common stock issued for contribution of digital assets	$115,566,775	$-
Deferred tax liability recognized from contribution of digital assets	$24,220,831	$-
Common stock issued for conversion of Series H convertible preferred stock	$670,000	$-
Issuance costs from common stock offering	$-	$670,149
Warrants issued for debt offering	$-	$2,110,731
Conversion of notes payable into Series H convertible preferred stock	$1,886,401	$-
Bitcoin received from treasury trading strategy	$283,154	$-

The accompanying notes are an integral part of these consolidated financial statements.

USBC, INC.

 (FORMERLY KNOW LABS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Overview

USBC, Inc. (NYSE American: USBC) is a publicly-traded, diversified technology company with a strategic focus on developing innovative financial-services infrastructure to enable digital-asset banking capabilities and tokenized-deposit solutions for banks, while continuing to support, on a more limited basis, the non-invasive sensor technology platform originally developed under its predecessor, Know Labs. Our principal executive offices are located in Reno, Nevada. We pursue long‐term value creation for our stockholders through advancement of our token offering, the “USBC deposit token,” and alignment of our research and business operations under a unified digital-finance and technology platform.

USBC, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 1998. As of September 30, 2025, the Company has authorized 750 million shares of capital stock, of which all shares of voting common stock, par value $0.001 per share, and 5,000,000 are shares of preferred stock, par value $0.001 per share.

Corporate History and Development

Until August 2025, the Company operated under the name Know Labs, Inc. and was primarily focused on non-invasive diagnostic and sensor technologies. In August 2025, following the closing of a controlling-interest acquisition by Goldeneye 1995 LLC (an affiliate of our newly appointed Chairman and Chief Executive Officer, Greg Kidd), the Company changed its corporate name to USBC, Inc. and its ticker symbol to “USBC” on the NYSE American effective August 15, 2025. Our corporate evolution reflects a strategic pivot to a financial-services and digital-assets platform while continuing to maintain technology capabilities from our legacy sensor business.

Securities Purchase Agreement

On June 5, 2025, the Company entered into a Securities Purchase Agreement with Goldeneye 1995 LLC, a Nevada limited liability company (“Buyer”), whereby the Company issued 357.8 million shares of the Company’s common stock to the Buyer in a private placement equal to the per share purchase price of $0.335. The transaction was approved by shareholders and subsequently completed on August 6, 2025. The aggregate purchase price for the shares purchased by Goldeneye at the closing of the private placement was an amount equal to: (i) 1,000 Bitcoin ($115,567 per Bitcoin at time of transfer on August 6, 2025) plus (ii) a cash amount of $15 million.

2. LIQUIDITY AND GOING CONCERN

The Company had cash and cash equivalents of $8,821,999 as of September 30, 2025 and incurred net losses in the amount of $22,123,349 and $16,581,558 during fiscal 2025 and 2024, respectively. Although the Company anticipates that it will record net losses from operations for the foreseeable future, management’s plans to transition the Company to achieve a level of revenue adequate to support its cost structure along with the level of available cash and Bitcoin treasury reserve are expected to provide the Company with adequate liquidity to achieve its business objectives.

In accordance with Accounting Standards Codification (“ASC”) 205-40, management evaluates the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. The assessment considers current cash on hand, expected cash flows from operations, and the Company’s ability to raise additional capital. In December 2025, the Company analyzed its cash requirements and operations at least through December 2026 and determined that, based upon the Company’s current available cash, the value of its assets and operations, the Company has no substantial doubt about its ability to continue as a going concern. While the capital investment disclosed in Note 1 significantly improved liquidity, the Company’s business model remains dependent on external financing and the value of digital assets, both of which are subject to market volatility and investor sentiment.

3. SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF NEW ACCOUNTING STANDARDS

Basis of Presentation – These consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Particle. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – Management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements including, but not limited to, those estimates related to digital assets, derivatives, leases, debt stock-based compensation, and income taxes. Management believes that estimates utilized in preparing the financial statements are reasonable. Estimates, by their nature, are based on judgement and available information. As such, actual results could differ materially from these estimates included in these financial statements.

Cash and Cash Equivalents – The Company classifies highly liquid temporary investments with an original maturity of three months or less as cash equivalents.

Digital Assets – The Company began holding digital assets in the ordinary course of business as a treasury reserve asset upon receiving 1,000 Bitcoin as part of the closing of the Goldeneye capital investment on August 6, 2025. The Company does not hold any of its digital assets for operations and does not have any borrowed crypto assets.

As of September 30, 2025, the Company solely held Bitcoin in its corporate treasury. The Company views its Bitcoin as a productive asset, a source of liquidity, yield, and long-term capital appreciation. By activating substantially all of its Bitcoin holdings through structured trading arrangements, the Company seeks to generate incremental income that helps fund operations, expand infrastructure, and reduce the Company’s cost of capital. See description of the Company’s accounting policy for its digital asset derivatives below.

The Company generates yield on its Bitcoin holdings and actively pursues risk-adjusted return opportunities that support its operating expenses. The Company reports its Bitcoin digital assets as part of the line item, non-current assets on the Condensed Consolidated Balance Sheets due to the Company’s intent to retain and hold Bitcoin under its Bitcoin investment approach. The Company engages in trading these assets via Bitcoin derivatives. Trades are executed over the counter via third party trading platforms. As of September 30, 2025, the Company had pledged 300 Bitcoin with a fair value of approximately $34.5 million as collateral under certain pledge agreements to support its derivative trading activities. Under the terms of these agreements, the secured party is permitted to exercise control and liquidate such pledged assets under certain conditions, including events of default or margin deficiencies. The Company did not have any events of default or margin deficiencies as of or during the fiscal year ended September 30, 2025.

The 1,000 Bitcoin received on August 6, 2025 as part of the Goldeneye capital investment was recorded at an average price of $115,567 per Bitcoin. The Company has obtained 2.617 Bitcoin through its trading strategy which has been recognized as other derivative income, net, in the Statements of Operations, for the fiscal year ended September 30, 2025. While it may periodically make open market purchases of Bitcoin or opt to sell a portion of the Bitcoin it obtains through its treasury trading strategy from time to time, the Company did not purchase or sell any Bitcoin or any other digital assets during fiscal 2025. As of September 30, 2025, the Company held 1,002.617 Bitcoin with a fair value of $115,042,951. The Company held no digital assets as of September 30, 2024.

The Company stores its digital assets with a third-party qualified custodian that employs multi-signature, cold-storage and other industry standard security controls. Access to wallets and private keys is restricted to authorized personnel. The Company evaluates its custodial arrangements periodically and monitors counterparty, operational and cybersecurity risks associated with digital asset custody.

From time to time, blockchain protocols may initiate hard forks or third parties may distribute airdrops that result in the creation or receipt of new digital assets. The Company recognizes such assets only when it obtains control which generally occurs when (i) the asset is accessible within the Company’s custodial wallet environment, (ii) the Company can transfer, sell, or exchange the asset, and (iii) no legal or operational restrictions prevent disposition. When control is obtained, the new asset is recorded at its fair value on the date of recognition in accordance with ASC 820. The corresponding gain is recognized in other income/(expense), net, in the Consolidated Statements of Operations. If the Company is unable to access or control the new asset (e.g., due to custodian limitations or unsupported network upgrades), no asset is recognized until such time as control is achieved. The Company does not actively pursue, solicit, or take technical actions to claim hard forks or airdrops and it does not engage in strategies designed to influence protocol events.

Subsequent to the Company’s adoption of ASU 2023-08 on July 1, 2025, the Company accounts for its digital assets, which are comprised solely of Bitcoin, at fair value as of the end of each reporting period. The fair value for its Bitcoin holdings is determined by which eligible market is the Company’s principal market under ASC 820, Fair Value Measurement.The Company determines its principal market annually to determine if (i) there have been recent changes to each market volume and level of activity in the trailing twelve months, (ii) if any markets have developed that the Company has access to, or (iii) if recent changes to each market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Company’s determination of its principal market. Bitcoin is considered a level 1 instrument.

The Company does not use derivatives, futures, options, or other hedging instruments to mitigate its exposure to Bitcoin price volatility Accordingly, the carrying value of Bitcoin may experience significant fluctuations. Changes in the fair value of digital assets from period to period are recognized within gain/(loss) on digital assets in the Consolidated Statements of Operations. The Company uses the specific identification method for its digital asset portfolio.

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

Revenue Recognition – The Company will determine revenue recognition from contracts with customers through the following steps:

•	identification of the contract, or contracts, with the customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of the revenue when, or as, the Company satisfies a performance obligation.

Revenue will be recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Revenue generated from financial instruments such as derivatives and investments are not subject to Financial Accounting Standards Board (“FASB”) ASC 606 - Revenue from Contracts with Customers (“ASC 606”), including revenue generated from financial instruments, such as derivatives and digital assets. The Company recognizes realized gains and losses, net from the trading of derivative contracts which are reported in other derivative income, net, in the Statements of Operations. The Company carries certain assets and liabilities at fair value with changes in fair value reported in Change in fair value of digital assets and other derivative income, net, in the Statements of Operations. Refer to Notes 4 and 5 for more information regarding fair value measurement.

Research and Development Expenses – Research and development expenses consist of the cost of officers, employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s current research and development efforts are primarily focused on improving its radio frequency spectroscopy technology; extending its capacity and developing new and unique applications for this technology. The Company incurred expenses of $1,752,841 and $6,114,121 for the years ended September 30, 2025 and 2024, respectively, on development activities.

Advertising – Advertising production and communication costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs were $99,808 and $605,830 for the years ended September 30, 2025 and 2024, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts payable, accrued expenses and accrued expenses - related parties approximate the fair value of the respective assets and liabilities as of September 30, 2025 and September 30, 2024 are based upon the short-term nature of the assets and liabilities. The fair value of the Company’s convertible notes payable are not readily available given the terms and conditions, including the conversion features, are complex.

Digital assets and derivatives assets and liabilities are held at fair value in the Consolidated Balance Sheets and measured on a recurring basis.

Derivative Financial Instruments – Pursuant to ASC 815, Derivatives and Hedging, the Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company then determines if an embedded derivative must be bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the Consolidated Balance Sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the consolidated balance sheet date.

The Company determined that the conversion features for purposes of bifurcation within its outstanding convertible notes payable were immaterial and there was no derivative liability to be recorded as of September 30, 2024. There were no convertible notes payable outstanding as of September 30, 2025.

Digital Asset Derivatives – As part of its Bitcoin yield generation strategy trading activities, the Company has entered into option derivative contracts on its Bitcoin holdings. On August 6, 2025, the Company entered into a Digital Asset Management Agreement with Hyrcanian Asset Management, LLC (the “Manager”) to provide discretionary investment management services with respect to its Bitcoin treasury trading strategy, specifically buying and selling call options on Bitcoin. Prior to August 6, 2025, the Company did not hold any digital assets.

During fiscal 2025, the Manager entered into short-term arrangements on behalf of the Company that resulted in obtaining the right to receive or obligation to deliver a fixed amount of Bitcoin crypto assets in the future. Derivatives are instruments that derive their value from changes in an underlying reference outside the control of the Company. Derivatives may be traded on an exchange (exchange-traded) or they may be privately negotiated contracts, which are usually referred to as over the counter (“OTC”) derivatives. The Manager settled the options in physical delivery. The Company accounted for these derivatives in accordance with ASC 815, Derivatives and Hedging.

These derivative contracts derive their value from underlying asset prices, other inputs, or a combination of these factors. Derivative contracts are recognized as either assets or liabilities in the Consolidated Balance Sheets at fair value, with changes in fair value recognized in Other operating expense, net, or Other (income) expense, net in the Consolidated Statements of Operations, depending on the nature of the derivative. Cash flows from derivative contracts have been recognized as investing activities and adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities in the Consolidated Statements of Cash Flows, depending on the nature of the derivative.

Stock Based Compensation – The Company maintains a share-based compensation plan under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options and warrants to purchase shares of Company common stock at the fair market value per share at the time of grant. Stock-based compensation is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period under ASC 718. The Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit. For an award that has a graded vesting schedule, compensation expense is recognized on a straight-line basis of the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The amount of compensation cost recognized at any date must at least equal the portion of the grant-date value of the award that is vested at that date.

Convertible Securities – Based upon ASC 815-15, the Company utilizes a sequencing approach which outlines the application of ASC 815-40 to convertible securities. The Company evaluated its contracts based upon the earliest issuance date. In the event partial reclassification of contracts subject to ASC 815-40-25 is necessary, due to the Company’s inability to demonstrate it has sufficient shares authorized and unissued, shares will be allocated on the basis of issuance date, with the earliest issuance date receiving first allocation of shares. If a reclassification of an instrument were required, it would have resulted in the instrument issued latest being reclassified first.

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

As of September 30, 2025, the Company had 388,143,679 shares of common stock issued and outstanding. As of September 30, 2025, there were options outstanding for the purchase of 48,634,500 shares of common stock and warrants for the purchase of 1,204,106 shares of common stock. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the September 30, 2025, calculation of net loss per share because their impact is antidilutive.

As of September 30, 2024, the Company had 2,702,448 shares of common stock issued and outstanding. As of September 30, 2024, there were options outstanding for the purchase of 687,668 shares of common stock (including unearned stock option grants totaling 96,746 shares related to performance targets), warrants for the purchase of 1,233,547 shares of common stock, 202,709 shares of common stock issuable, collectively, upon the conversion of the Series C and Series D Convertible Preferred Stock, and approximately 12,011 shares of common stock, collectively, reserved to pay accrued dividends on the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. In addition, 225,507 shares of common stock are issuable upon conversion of convertible debentures of $2,761,939 and 96,000 shares of common stock are issuable upon conversion of convertible debentures of $1,961,575. Further, under the current terms of the Series C and Series D Convertible Preferred Stock, and assuming no changes in the ownership thereof, going forward on a quarterly basis the Company will accrete as a preferred dividend the value of approximately 4,000 shares of common stock, which are issuable if such dividends become payable as additional shares of preferred stock, and such preferred stock is then converted into common stock. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the September 30, 2024, calculation of net loss per share because their impact is antidilutive.

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the fiscal years ended September 30, 2025 and 2024 and comprehensive loss for those periods.

Dividend Policy – The Company has never paid any cash dividends and intends, for the foreseeable future, to retain any future earnings for the development of its business. The Company’s future dividend policy will be determined by the board of directors on the basis of various factors, including results of operations, financial condition, capital requirements and investment opportunities.

Income Taxes - The Company uses an asset and liability approach for accounting for deferred income taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements but have not been reflected in its taxable income. Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred income tax assets, which arise from temporary differences and carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled.

The Company regularly assesses the likelihood that its deferred income tax assets will be realized from recoverable income taxes or recovered from future taxable income. To the extent that the Company believes any amounts are not “more likely than not” to be realized, the Company records a valuation allowance to reduce the deferred income tax assets. In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently determines that deferred income tax assets, previously determined to be unrealizable, are now realizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made.

ASC 740, Income Taxes, requires that the tax benefit of NOLs, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence related to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. As a result, the Company recorded a full valuation allowance as of September 30, 2025, and September 30, 2024.

The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the twelve months ended September 30, 2025 and 2024, the Company did not have any interest or penalties associated with unrecognized tax benefits.

On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”), which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, with certain provisions effective in 2025 and others to be implemented in 2026 and subsequent years. The Company is currently assessing the potential implications of the legislation on its operations and on the Company's consolidated financial statements and will continue to monitor future administrative guidance and regulations that clarify the legislative text of the OBBBA and the bill’s potential effect on the Company’s income taxes.

Recently Adopted Accounting Pronouncements

On December 13, 2024, the FASB issued ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets. ASU 2023-08 amends ASC 350, Intangibles – Goodwill and Other, to provide guidance on the accounting for and disclosure of crypto assets and requires that the Company (i) subsequently remeasure crypto assets at fair value in the Consolidated Balance Sheets and record gains and losses from remeasurement in Net income (loss) in the Consolidated Statements of Operations; (ii) present crypto assets separate from other intangible assets in the Consolidated Balance Sheets; (iii) present the gains and losses from remeasurement of crypto assets separately in the Consolidated Statements of Operations; and (iv) provide specific disclosures for crypto assets. ASU 2023-08 is required to be adopted for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-08 early on July 1, 2025. Prior to August 6, 2025, the Company did not recognize any digital assets, therefore no impacts to the financial statements occurred in association with the adoption of 2023-08.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. The standard is effective for the Company for annual periods beginning October 1, 2025 on a prospective basis with retrospective application permitted for all prior periods presented. The adoption will only impact annual disclosures. The Company is currently evaluating the impact of this guidance on its disclosures.

4.   FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities recorded at fair value measured on a recurring basis consist of investments in digital assets and derivative assets and liabilities.

In determining the fair value of its digital assets, the Company is able to cite quoted prices as determined by the Company’s principal market. As such, the Company’s digital assets which consist entirely of Bitcoin were determined to be Level 1 assets.

In estimating the fair value of its derivative assets and derivative liabilities, the Company uses a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities found on derivative exchanges. The Company determined that the derivative assets and liabilities are Level 2. Determining which category an asset or liability falls within the hierarchy requires significant judgement.

The Company has a money market account which is considered a Level 1 asset. The balance as of September 30, 2025 and September 30, 2024 was $8,699,085 and $2,941,616, respectively.

There were no transfers in or out of Level 3 or between levels throughout the year.

5.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, the Company enters into transactions involving derivative instruments for trading purposes. Risks arise from changes in the market values of the underlying digital assets as well as the possible inability of counterparties to meet the terms of their contracts. The credit risk associated with these contracts is typically limited to the cost of replacing all contracts on which the Company has recorded an unrealized gain.

The Company enters into OTC derivatives, which are negotiated and settled bi-laterally with the derivative counterparty. These trades have maturities of 12 months or less and are not designated as hedging instruments under the authoritative accounting guidance.

The underlying transactions and the corresponding contracts are marked to market at the end of each quarter and the fair value impacts are reflected within the financial statement line item, Other derivative income, net in the Consolidated Statements of Operations. As of September 30, 2025, the Company had outstanding digital asset option contracts with gross notional values of approximately $75.7 million. As of September 30, 2025, approximately 70% of these contracts will mature within three months and 30% of these contracts will mature within six months. The Company had no outstanding digital asset option contracts as of September 30, 2024.

As of September 30, 2025, the Company had outstanding digital asset option contracts recognized as current assets within derivative assets with a fair value of approximately $708,170. The Company also had outstanding option contracts recognized as current liabilities within derivative liabilities with a fair value of approximately $724,255. The Company had unrealized gain/(loss), net, balance related to outstanding option contracts of approximately $(187,514) as of September 30, 2025 recognized within the Consolidated Statements of Operations. The Company had realized gain/(loss), net, balance related to all derivative contracts during the year ended September 30, 2025 of approximately $470,668 within other derivative income, net. The Company had no outstanding digital asset option contracts or unrealized gain/(loss), net outstanding as of September 30, 2024.

6.  PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2025 and 2024 was comprised of the following:

	Estimated Useful Lives	September 30, 2025	September 30, 2024
Machinery and equipment	2-3 years	$279,683	$279,683
Furniture and fixtures	3 years	21,367	21,366
Less: accumulated depreciation		(265,621)	(234,253)
		$35,429	$66,796

Total depreciation expense was $31,367 and $80,881 for the years ended September 30, 2025 and 2024, respectively. Substantially all depreciation expense was classified in research and development expenses in the Consolidated Statements of Operations for the years ended September 30, 2025 and 2024.

7. LEASES

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

The Company entered into an operating lease for office and development facilities which ranges from two to three years and includes options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use assets are recorded based upon the present value of the lease payments over the expected lease term. As of September 30, 2025 and 2024 total operating lease liabilities were $254,363 and $358,288, respectively. Right of use assets were $218,475 and $337,703 at September 30, 2025 and 2024, respectively. In the years ended September 30, 2025 and 2024, the Company recognized approximately $136,000, in total lease costs for the leases. Cash paid for amounts included in the measurement of lease liabilities were $148,869 and $119,084, respectively, for the year ended September 30, 2025 and 2024. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was 22 months at September 30, 2025 and the weighted average discount rate was 8.86% as of September 30, 2025 and 2024.

The minimum future lease payments as of September 30, 2025 are as follows:

Year Ended September 30,
2026	$100,663
2027	181,838
Total remaining payments	282,501
Less imputed interest	(28,138)
Total lease liability	$254,363

8. CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible notes payable as of September 30, 2025 and 2024 are summarized below:

	September 30, 2025	September 30, 2024
Convertible note- Clayton A. Struve	$-	$1,301,005
Convertible note-Ronald P. Erickson and affiliates	-	1,460,926
Convertible note - 1800 Diagonal Lending LLC	88,428	-
Lind Global Fund II LP	-	1,961,575
	$88,428	$4,723,506
Long term	$-	$407,522
Short term - third party	88,428	1,554,053
Short term - related party	-	2,761,931
	$88,428	$4,723,506

The closing of the Goldeneye private placement on August 6, 2025 was contingent upon a number of closing conditions, including, among other things, the conversion by the holder of the shares of the Company’s Series H Convertible Preferred Stock into shares of common stock, and the termination of the Lind Senior Convertible Note and the Struve Loan Documents.

●	Convertible Promissory Notes with Clayton A. Struve

On August 6, 2025, the Company repaid in full and extinguished legacy obligations of $1,071,000 and interest of $107,952 under the Struve Loan Documents through a mix of $75,000 cash and 3,295,379 shares of the Company’s common stock at $0.335 per share. As of September 30, 2025, all obligations under the Struve Loan Documents had been satisfied. The Company recorded a loss on debt extinguishment of $195,470 for the year ended September 30, 2025.

●	Convertible Redeemable Promissory Notes with J3E2A2Z LP – Related Party

On June 2, 2025, the Company entered into a Promissory Note Conversion Agreement with J3E2A2Z LP, an entity affiliated with and controlled by Ronald P. Erickson, the Company’s former Chief Executive Officer and Chairman, and the holder of two convertible redeemable promissory notes, pursuant to which J3E2A2Z LP agreed to exchange $1,184,066 in aggregate principal owed to J3E2A2Z LP pursuant to the two outstanding Convertible Redeemable Promissory Notes, each dated January 31, 2018 into an aggregate of 16,916 shares of Series H Convertible Preferred Stock. Upon the consummation of the Conversion Agreement with J3E2A2Z LP for shares of the Company’s newly-designated class of convertible preferred stock, the J3E2A2Z LP Debt Amount was no longer outstanding, however, any accrued and unpaid interest remained outstanding due and payable under the J3E2A2Z LP Converted Notes.

J3E2A2Z LP received one share of Series H Convertible Preferred Stock for every $70.00 in principal converted under the Conversion Agreement. The Series H Convertible Preferred Stock was convertible into Company common stock at an initial conversion price of $0.335 per share, subject to potential future adjustment. The holder of Series H Convertible Preferred Stock was entitled to cast the number of votes equal to the number of shares of Company common stock into which the Series H Convertible Preferred Stock held by such holder were convertible, subject to a beneficial ownership limitation of 19.99%, unless stockholder approval is obtained. Each outstanding share of Series H Convertible Preferred Stock accrued cumulative dividends at a rate equal to 8.0% per annum of the stated value of $70.00, subject to adjustment as provided in the certificate of designation.

On August 6, 2025, J3E2A2Z LP elected redemption of all 16,916 shares of the Company’s Series H Convertible Preferred Stock, including interest, for a combination of $654,276 paid to J3E2A2Z LP by the Company in cash and the issuance to J3E2A2Z LP of 2,000,000 shares of common stock at a conversion price of $0.335 per share. As of September 30, 2025, all obligations under Series H Convertible Preferred Stock had been satisfied. The Company recorded a deemed dividend of $679,020 related to the Series H Convertible Preferred Stock upon conversion.

●	Senior Convertible Note with Lind Global Fund II, LP

During the year ended September 30, 2025, the Company issued 3,029,621 shares of its common stock at $0.575 per share for a total value of $1,741,497 related to a principal payment of senior convertible debt with Lind Global Fund II, LP. On August 6, 2025, the Company paid $2,242,500 and a prepayment penalty of $112,125. The Company recorded a loss on debt extinguishment of $746,992 and interest expense of $133,748 during the year ended September 30, 2025. The Company recorded default interest expense of $748,600 during the year ended September 30, 2025. All obligations under the Senior Convertible Note had been satisfied as of September 30, 2025.

Promissory Note with 1800 Diagonal Lending LLC

On February 28, 2025, the Company entered into a Promissory Note with 1800 Diagonal Lending LLC, pursuant to which the Company issued a Promissory Note for $236,900 and received $200,000. The Note has a payoff balance of $265,328 and requires monthly installments of $33,166. The Company incurred expenses of $6,000, incurred an original interest discount of $30,900 and an interest expense of $28,428. The Promissory Note is unsecured and matures on December 30, 2025. During the year ended September 30, 2025, the Company repaid $165,830. As of September 30, 2025, the Company owed $88,428 and original interest discount of $11,070.

Original Issuance Discount Notes

During the year ended September 30, 2025, the Company entered into Original Issuance Discount Notes (the “Notes”) with three investors for approximately $200,000. The Notes’ payoff balance of $246,000 and interest of $4,866 were repaid during September 2025. As of September 30, 2025, all obligations under the Original Issuance Discount Notes had been satisfied.

Promissory Note with Goldeneye 1995 LLC

On July 28, 2025, Goldeneye 1995 LLC and the Company entered into a Promissory Note in connection with the private placement pursuant to which Goldeneye loaned the Company an aggregate amount of $210,000. On August 11, 2025, the Company repaid $210,519 to Goldeneye 1995 LLC upon closing of the private placement on August 6, 2025. As of September 30, 2025, all obligations under the Promissory Note had been satisfied.

For all notes payable described above, the Company recorded total interest expense of $1,185,689 and $830,948 for the years ended September 30, 2025 and 2024, respectively, including related amortization of related debt issuance costs.

9. EQUITY

Authorized Capital Stock

The following description summarizes important terms of the classes of our authorized capital stock as of September 30, 2025. This summary does not purport to be complete and is qualified in its entirety by the provisions of our articles of incorporation as amended, and our second amended and restated bylaws.

The Company’s authorized capital stock consists of:

●	750,000,000 shares of common stock, par value $0.001 per share; and

●	5,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which:

Outstanding Shares of Capital Stock. The Company’s common stock is the only security of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. All outstanding shares of the Company’s capital stock are fully paid and nonassessable. As of September 30, 2025, there were 388,143,679 shares of common stock issued and outstanding, held by 176 stockholders of record. This number does not include approximately 7,285 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Reverse Stock Split

The Board of Directors of the Company approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.001 per share at a ratio of 1-for-40 (the “Reverse Stock Split”). The Company filed a Certificate of Change (the “Certificate of Change”) pursuant to Nevada Revised Statutes Section 78.209 with the Secretary of State of the State of Nevada on February 10, 2025. The reverse stock split was processed and announced by FINRA on February 18, 2025 and became effective on February 19, 2025.

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

The reverse stock split had no effect on the par value per share of the Company’s common stock or authorized or outstanding shares of preferred stock, and did not modify any voting rights or other terms of the common stock or preferred stock.

Common Stock

Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted. Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.

Year Ended September 30, 2025

On December 12, 2024, the Company entered into subscription agreements with certain investors for a registered direct offering of 31,250 units consisting of one share of the Company’s common stock, and one warrant to purchase one share of Common Stock at an exercise price equal to $9.60 per share of Common Stock at an offering price of $9.60 per unit, for an aggregate gross proceeds of $300,000, before deducting fees payable to the placement agent and advisors and other estimated offering expenses payable by the Company, and excluding the proceeds from any exercise of the warrants.

On December 31, 2024, the Company entered into a Capital on Demand Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC, as sales agent, pursuant to which the Company may, from time to time, offer and sell shares of its common stock, through or to JonesTrading as its sales agent or manager.

The offer and sale of the Shares will be made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-276246) filed with the U.S. Securities and Exchange Commission on December 22, 2023 and declared effective by the SEC on January 11, 2024, as supplemented by a prospectus supplement dated December 31, 2024 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. Pursuant to the Prospectus Supplement, the Company may offer and sell up to a maximum of $5,000,000 of Shares under the Sales Agreement. On September 4, 2025, the Company determined to increase the amount available for sale under the Sales Agreement, up to an aggregate offering price of $14,500,000. The Company issued 1,708,124 shares under the Sales Agreement and received gross proceeds of $1,269,212 during the year ended September 30, 2025.

During the year ended September 30, 2025, the Company issued 3,029,621 shares of its common stock at $0.575 per share related to a principal payment of senior convertible debt with Lind Global Fund II, LP for a total value of $1,741,497.

During the year ended September 30, 2025, the Company issued 1,408,731 shares of common stock to employees, directors and investors. The shares were valued at $0.44 per share and the Company expensed $1,096,142 related to the issuances.

Securities Purchase Agreement with Goldeneye 1995 LLC and Related Transactions

On June 5, 2025, the Company entered into a Securities Purchase Agreement with Goldeneye 1995 LLC, a Nevada limited liability company, whereby the Company issued an amount of shares of the Company’s common stock to Goldeneye 1995 LLC in a private placement equal to the aggregate purchase price divided by the per share purchase price of $0.335. The transaction was approved by shareholders and subsequently completed on August 6, 2025. The aggregate purchase price for the shares purchased by Goldeneye at the closing of the private placement was an amount equal to: (i) 1,000 Bitcoin ($115,567 per Bitcoin at time of transfer) and (ii) a cash amount of $15 million.

In connection with the private placement, the Company issued 3,909,549 shares of common stock to J.V.B. Financial Group LLC (Cohen & Company Capital Markets) as Goldeneye 1995 LLC’s financial advisor. The shares were valued at $0.335 per share and $1,309,699 was recorded as a transaction fee in connection with the closing of the Securities Purchase Agreement.

In connection with the private placement, the Company issued 3,909,549 shares of common stock to Fifth Era LLC as Goldeneye 1995 LLC’s financial advisor. The shares were valued at $0.335 per share and $1,309,699 was recorded as a transaction fee in connection with the closing of the Securities Purchase Agreement.

The closing of the private placement was contingent upon a number of closing conditions, including, among other things, the conversion by the holders of the shares of the Company’s Series C, D and H Preferred Stock into shares of common stock.

●	The sole holder of Series H Convertible Preferred Stock, J3E2A2Z LP, an entity affiliated with Ronald P. Erickson, our former CEO, elected redemption of all outstanding shares of the Series H Preferred Stock held by J3E2A2Z LP, including interest, for a combination of $654,276 in cash and 2,000,000 shares of the Company’s common stock at a conversion price of $0.335 per share. As of September 30, 2025, all obligations under the Series H Convertible Preferred Stock had been satisfied.

●	Clayton A. Struve, a significant shareholder prior to the closing of the Goldeneye capital investment, previously held shares of the Company’s Series C and Series D Convertible Preferred Stock. On August 6, 2025, all outstanding shares of those series, together with accrued and unpaid dividends, were converted into an aggregate of 8,333,440 shares of the Company’s common stock, and the preferred series were eliminated. Based upon the terms of the Series C and Series D Convertible Preferred Stock, the Company recorded deemed dividends of $1,551,562 and $313,536 during the years ended September 30, 2025 and 2024, respectively. As of September 30, 2025, all obligations under these preferred instruments had been satisfied.

●	The Company repaid in full and extinguished legacy principal and interest obligations under the Struve Loan Documents through a combination of $75,000 cash and the issuance of 3,295,379 shares of the Company’s common stock. As of September 30, 2025, all obligations under the Struve Loan Documents had been satisfied.

Warrants to Purchase Common Stock

Year Ended September 30, 2025

On June 2, 2025, the exercise price of the 150,000 Lind warrants previously issued on February 27, 2024 was reduced from $9.60 per share to $0.335 per share. Pursuant to the terms of the Convertible Promissory Note Agreement with Lind, the exercise price of the Lind warrants was reduced to that value upon the Company’s issuance of convertible instruments with a conversion price below the $9.60 conversion price of the Convertible Promissory Notes with Lind, which was considered a down round triggering event.

On December 12, 2024, the Company closed a registered direct offering and issued 31,250 warrants to purchase common stock at an exercise price equal to $9.60 per share, resulting in a down round triggering event which lowered the conversion price of the Convertible Promissory Notes with Mr. Struve, Mr. Erickson and his affiliated entity, J3E2A2Z LP, to that value from the original $10.00 conversion price. The five year warrants expire on December 12, 2029. The Company also issued a warrant to purchase 2,188 shares of common stock to the placement agent. The five year warrant expires on December 12, 2029.

The Company issued a warrant to purchase common stock of 1,250 shares at $9.60 per share. The five year warrant expires on December 10, 2029.

Warrants to purchase 64,129 shares of common stock at $49.99 per share were forfeited.

Repricing and Extension of Warrants with Clayton A. Struve

On June 2, 2025, the exercise price of the 144,243 Struve warrants previously issued in 2016, 2017 and 2018 shown in the table below was reduced from $9.60 per share to $0.335 per share. Pursuant to the terms of the underlying Warrant Purchase Agreements with Mr. Struve, the exercise price of the Struve warrants was reduced to that value upon the Company’s issuance of convertible instruments with a conversion price below the $9.60 conversion price of the Struve warrants, which was considered a down round triggering event.

On December 17, 2024, the Company approved the Extension of Warrant Agreement with Mr. Struve, a significant shareholder prior to the Goldeneye capital investment that closed on August 6, 2025, extending the exercise dates as follows:

Warrant No./Class	Issue Date	No. Warrant Shares	Exercise Price	Current Expiration Date	Amended Expiration Date
Clayton A. Struve Warrant	08-14-2017	36,000	$0.335	08-13-2025	08-13-2030
Clayton A. Struve Warrant	12-12-2017	30,000	$0.335	12-11-2025	12-11-2030
Clayton A. Struve Warrant	08-04-2016	44,643	$0.335	08-04-2025	08-04-2030
Clayton A. Struve Warrant	02-28-2018	33,600	$0.335	02-28-2025	02-28-2030

The Company recorded interest expense of $513,499 during the year ended September 30, 2025 related to the extension of the Struve warrants.

Year Ended September 30, 2024

On October 26, 2023, pursuant to the Underwriting Agreement, the Company issued common stock purchase warrants to Boustead Securities, LLC and The Benchmark Company, LLC to purchase an aggregate of 3,087 shares of Common Stock at an exercise price of $10.00 per share, subject to adjustments. The Representatives’ Warrants are immediately exercisable, and may be exercised at any time and from time to time, in whole or in part, until October 26, 2028 and may be exercised on a cashless basis. The Representatives’ Warrants also include customary anti-dilution provisions and immediate piggyback registration rights with respect to the registration of the shares underlying the Representatives’ Warrants. The warrants were valued at $20,896 and recorded in additional paid in capital as costs from common stock offering.

On February 7, 2024, the Company extended the term of the warrants issued in connection with the 2019 debt offering. The Company accounted for the extension of the terms as a modification of the terms and in accordance with ASC 718-20-35-2A, the Company recognized $594,761 of interest expense as incremental cost measured as the excess of the fair value of the warrants on the grant date using the Black-Scholes-Merton option pricing model over the fair value of the warrants at the extension date.

On February 27, 2024, the Company (a) entered into a securities purchase agreement with Lind Global Fund II, LP (“Lind”), to which the Company issued an initial five year warrant to purchase up to 150,000 shares of the Company’s common stock at an adjusted exercise price of $9.60 per share, subject to adjustment. The warrant may be exercised via cashless exercise in the event there is no effective registration statement covering the shares of Common Stock underlying a warrant exercise. The 150,000 warrants issued were valued at $2,110,731 of which $1,673,502 (after issuance costs) was recorded as debt issuance costs (with an offset to additional paid in capital) and is being amortized over the two-year term of the Notes as a component of interest expense.

On March 8, 2024, the Company issued 17,871 shares of the Company’s common stock in a cashless warrant exercise.

On May 24, 2024, the Company issued 2,713 shares of the Company’s common stock in a cashless warrant exercise.

On August 9, 2024, the Company completed a registered securities offering (the “Underwritten Offering”) of 331,250 units consisting of one share of our common stock, par value $0.001 per share, and one warrant to purchase one share of common stock at an exercise price equal to $10.40 per share of common stock. The net proceeds from the Offering were approximately $3.445 million, before deducting underwriting discounts and commissions and offering expenses paid by us. The Company used the proceeds of the Underwritten Offering to fund general corporate purposes, including working capital, capital expenditures, or research and development. The Company granted the Representatives a 30-day option to purchase up to an additional 49,688 shares of common stock and 49,688 warrants to cover over-allotments, if any. On August 8, 2024, the representatives partially exercised their over-allotment option to purchase 49,688 warrants. Between the closing date and August 21, 2024, the representatives fully exercised their over-allotment option to purchase 49,688 shares. The Underwritten Offering closed on August 9, 2024. After deducting underwriting commissions and other offering expenses, the Company received net proceeds of $3.468 million from the offering and exercise of over-allotment option. The warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise.

On August 16, 2024, the Company completed a registered securities offering (the “Registered Offering”) of 159,135 units consisting of one share of the Company’s common stock, par value $0.001 per share, and one warrant to purchase one share of common stock at an exercise price equal to $10.40 per share of common stock. The net proceeds from the Registered Offering were approximately $1.655 million, before offering expenses paid by the Company. The Company used the proceeds of the Registered Offering to fund general corporate purposes, including working capital, capital expenditures, or research and development. After deducting underwriting commissions and other offering expenses, the Company received net proceeds of $1.515 million from the direct offering. The warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise.

On August 28, 2024, the Company issued 750 shares of the Company’s common stock at $10.40 per share and received $7,800 related to a warrant exercise.

During the year ended September 30, 2024, warrants to purchase 8,754 shares of common stock at $16.40 per share were forfeited.

A summary of the warrants outstanding as of September 30, 2025 were as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of October 1, 2024	1,233,547	$26.58
Issued	34,688	9.60
Exercised	-	-
Forfeited	(64,129)	(49.99)
Expired	-	-
Outstanding as of September 30, 2025	1,204,106	$19.37

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2025:

	September 30, 2025
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining Life	Exercise Price	Shares	Exercise Price
Exercise Prices	Warrants	( In Years)	Outstanding	Exercisable	Exercisable
$0.335	344,110	3.57	$0.335	344,110	$0.335
$9.60-11.96	645,451	3.84	10.37	645,451	10.37
$48.00-74.00	98,677	0.42	55.14	98,677	55.14
$80.00-120.00	115,869	0.58	95.55	115,869	95.55
	1,204,106	1.49	$19.37	1,204,106	$19.37

The vested warrants of 1,204,106 had an aggregate intrinsic value of $352,713 as of September 30, 2025.

10. EQUITY INCENTIVE PLANS

On August 12, 2021, the Company established the 2021 Equity Incentive Plan which was adopted by the Company’s shareholders on October 15, 2021. The 2021 Plan was approved for 20,000,000 shares of the Company’s common stock. Common stock reserved under the 2021 Plan increased to 22,000,000 shares on January 1, 2022. On October 25, 2024, shareholders approved a Plan Amendment which increased the maximum number of shares of our common stock that may be delivered to participants under the 2021 Plan to 40,000,000. Effective January 1, 2025, pursuant to the evergreen provisions of the 2021 Plan the maximum number of shares of Common Stock authorized under the Plan was increased by 50,000 Shares to 1,050,000. On August 5, 2025, shareholders approved a Plan Amendment which increased the maximum number of shares of our common stock that may be delivered to participants under the 2021 Plan to 50,000,000 shares.

Amended and Restated 2021 Equity Incentive Plan

On August 25, 2025, our Board of Directors approved, and on September 29, 2025, our stockholders adopted the Amended and Restated USBC, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) effective September 29, 2025 which increased the plan share reserve by 65,000,000 shares. The 2021 Plan was previously amended effective July 31, 2025 to increase the plan share reserve to a total of 50,000,000 shares.

Under the 2021 Plan, all 115.3 million shares of common stock available under the Plan Share Reserve, as well as future shares added through the evergreen feature, are eligible for grants as “incentive stock options” that qualify for special tax treatment under Section 422 of the Internal Revenue Code of 1986, as amended.

Year Ended September 30, 2025

During the year ended September 30, 2025, the Company issued stock option grants for 48,628,230 shares at a weighted average price of $2.45 per share. The stock option grants expire in ten years and vest quarterly over three years beginning on the one-year anniversary of the grant date aside from 4,280,000 options which vest in 90 days after their grant date and 7,875,000 options which vest on the one-year anniversary of their grant date.

Year Ended September 30, 2024

During the year ended September 30, 2024, the Company issued stock option grants for 460,263 shares at an average exercise price of $12.40 per share. The stock option grants expire in five years. The stock option grants primarily vest immediately to quarterly over two to four years.

During the year ended September 30, 2024, stock option grants for 10,989 shares were exercised in exchange for 2,404 shares of common stock on a cashless basis at an average exercise price of $10.00 per share.

Stock option activity for the year ended September 30, 2025 was as follows:

		Weighted
		Averaged
	Options	Exercise Price
Outstanding as of September 30, 2023	362,654	$61.82
Granted	460,264	12.40
Exercised	(10,989)	(10.00)
Forfeitures	(124,260)	(45.38)
Outstanding as of September 30, 2024	687,668	32.54
Granted	48,628,230	2.45
Forfeitures	(681,418)	(32.40)
Outstanding as of September 30, 2025	48,634,480	$2.46

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2025:

		Weighted	Weighted		Weighted
		Averaged	Averaged		Averaged
Range of	Number	Remaining Life	Remaining Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exercisable	Exercisable
$0.44	750	4.77	$0.44	750	$0.44
$2.45	48,619,980	1.98	2.45	-	-
$9.60 -20.40	7,917	3.53	13.79	7,917	13.79
$35.20-50.00	5,250	3.38	42.00	5,250	42.00
$52.40-61.20	208	2.90	52.40	208	52.40
$81-146.80	375	1.57	90.40	375	90.40
	48,634,480	1.98	$2.46	14,500	$25.85

The significant weighted average assumptions relating to the valuation of the Company’s stock option grants issued for the year ended September 30, 2025 were as follows:

Assumptions
Dividend yield	0%
Stock price	2.45
Exercise price	2.45
Expected term	6.2 years
Expected volatility	70%
Risk free interest rate	3.89%

Of the stock option grants of 48,634,480 shares, 750 options with an exercise price of $0.44 per share had an intrinsic value of $675 as of September 30, 2025.

There are 48,634,480 options to purchase common stock at an average exercise price of $2.46 per share outstanding as of September 30, 2025 under the 2021 Plan. The Company recorded $7,407,088 and $2,957,559 of compensation expense, relative to stock options for the years ended September 30, 2025 and 2024, respectively, in accordance with ASC 718. As of September 30, 2025, there is $72,214,923 of total unrecognized costs related to employee granted stock options that are not vested.

11. INCOME TAXES

The Company computes its income tax provision by applying the estimated annual effective tax rate to pretax income or loss and adjusts the income tax provision for discrete tax items recorded in the period. A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended September 30, 2025 and 2024 is as follows:

Rate Reconciliation
	September 30, 2025	September 30, 2024
Income tax provision at statutory rate	21%	21%
Non-deductible expenses	-2%	-1%
Change in valuation allowance	-19%	-20%
Effective tax rate	0%	0%

The Company’s effective tax rate differs from the federal statutory rate for the year ended September 30, 2025 principally due to the tax effect of nondeductible expenses in addition to the deferred tax expense to record a valuation allowance against the Company’s deferred tax asset due to the net operating loss incurred during each of the periods presented.

The tax effects of temporary differences that give rise to the principal components of the Company’s deferred tax assets and liabilities as of September 30, 2025 and 2024 are as follows:

Schedule of Deferred Tax assets
	September 30, 2025	September 30, 2024
Net operating loss carryforward	$525,749	$12,399,000
Unrealized loss on derivative contracts	45,003	-
Stock based compensation	3,885,711	2,671,000
Research and Development	1,224,398	2,292,000
Accruals and reserves	-	18,000
Total deferred tax asset	5,680,861	17,380,000
Valuation allowance against deferred tax assets	(5,680,861)	(17,380,000)
Net deferred tax asset	$-	$-
Change in valuation allowance during the year	$11,699,139	$(3,224,000)

Schedule of Deferred Tax Liabilities
	September 30, 2025	September 30, 2024
Unrealized gain on digital assets	$24,047,988	$-

The Company has incurred net losses since inception, which have generated net operating loss (NOL) carryforwards for federal and state tax purposes.

As of September 30, 2025, the Company had federal net operating loss carryforwards of approximately $76.6 million, expiring in 2028-2038. In accordance with IRC Section 172, losses incurred after 2017 having an indefinite life. The Company does not recognize the majority of its state tax operating loss carryforwards as deferred tax assets as it no longer has any operation in those states.

Because the Company has concluded, based upon all available evidence, it was not more-likely-than-not that sufficient tax earnings will be generated to utilize the NOL carryforwards, a corresponding valuation allowance equal to 100% of the Company’s total federal and state deferred tax assets of approximately $5.7 million and $17.4 million was established as of September 30, 2025 and 2024, respectively.

Under the Tax Reform Act of 1986, the amounts of, and benefits from, NOLs may be limited in certain circumstances, including following a change in control. Section 382 and Section 383 of the Internal Revenue Code impose an annual limitation on the amount of U.S. tax attribute carry-forwards when a corporation has undergone a change in control. Based on the Company’s analysis of the change in control that occurred in 2025 as a result of the Goldeneye capital investment, the Section 382/383 limitation in conjunction with the twenty-year carryforward limitation caused approximately $74.1 million of tax attributes to be deemed worthless, which resulted in a write-off of the related deferred tax asset and the corresponding valuation allowance as of September 30, 2025.

As of September 30, 2025, the Company recorded a deferred tax liability with respect to the unrealized gain on its digital asset holdings of approximately $24 million to reflect the transfer of the 1,000 Bitcoin to the Company as part of the Goldeneye capital investment in a transaction qualifying under Section 351.

The company recognized an income tax benefit of $172,843 for the year ended September 30, 2025 and did not have an income tax benefit for the year ended September 30, 2024.

The Company is subject to possible tax examination by the IRS and various state taxing authorities for the years ended September 30, 2021 through September 30, 2025, although the Company is not currently under examination in any jurisdiction.

As of September 30, 2025, there were no uncertain tax positions. Management does not anticipate any future adjustments in the next twelve months which would result in a material change to its tax position. For the years ended September 30, 2025 and 2024, the Company did not have any interest and penalties.

12. SIGNIFICANT AND OTHER TRANSACTIONS WITH RELATED PARTIES

Transactions with Clayton A. Struve

On March 19, 2024, the Company signed an Extension of Warrant Agreement with Clayton A. Struve, a significant stockholder prior to the Goldeneye capital investment that closed on August 6, 2025, extending the exercise date of warrants covering 12,500 shares to March 19, 2026. On December 17, 2024, the Company signed an additional Extension of Warrant Agreement from 2025 to 2030 with Mr. Struve extending the exercise dates on four legacy warrant issuances originally dated August 4, 2016; August 14, 2017; December 12, 2017; and February 28, 2018, and initially extended to 2024 on December 7, 2022. The Company recorded interest expense of approximately $513,499 during the year ended September 30, 2025 related to the additional extension of these warrants.

On August 6, 2025, Mr. Struve, the sole holder of Series C and D Convertible Preferred Stock, elected redemption of $2,000,000, including dividends of $255,987, for 8,333,440 shares of common stock.

On August 6, 2025, Mr. Struve, the holder of convertible debt, elected conversion of $1,071,000, including interest of $107,952, for a combination of $75,000 in cash and 3,295,379 shares of common stock.

As of September 30, 2025, all obligations under the Series C and D convertible preferred instruments and convertible notes payable had been satisfied.

Transactions with Former CEO and Chairman Ronald P. Erickson and J3E2A2Z LP

Mr. Erickson previously served as the Company’s Chief Executive Officer and Chairman from January 2023 through August 6, 2025, at which time he transitioned to his current position of President of the Science Division, Senior Vice President.

On October 22, 2024, the due dates on the two Convertible Promissory Notes, each dated January 31, 2018, with J3E2A2Z LP, an entity controlled by Mr. Erickson, were extended to September 30, 2025 from September 30, 2024 and the interest rate was increased from 6% to 8%.

On January 30, 2024, the Company signed an Extension of Warrant Agreement with each of Mr. Erickson and J3E2A2Z LP, extending the exercise dates of the 47,367 warrants issued in conjunction with the Convertible Promissory Notes from January 30, 2024 to January 31, 2026.

On June 2, 2025, the Company entered into a Promissory Note Conversion Agreement with J3E2A2Z LP, pursuant to which $1,184,066 of principal owed under the two outstanding convertible promissory notes was exchanged for 16,916 shares of Series H Convertible Preferred Stock. Each share of Series H Preferred was convertible into shares of the Company’s common stock at an initial conversion price of $0.335 per share and carried an 8% cumulative dividend. The Company recognized a deemed dividend of approximately $0.7 million upon the conversion.

On August 6, 2025, upon election by J3E2A2Z LP, the Company redeemed all 16,916 issued and outstanding shares of Series H Convertible Preferred Stock held by J3E2A2Z LP for (i) cash of approximately $654,276 and (ii) the issuance of 2.0 million shares of common stock in the aggregate, at a conversion price of $0.335 per share, representing total consideration equal to the stated value of $70 plus all accrued and unpaid dividends in an amount of approximately $140,210. As of September 30, 2025, all obligations under the Series H convertible preferred instrument had been satisfied.

On May 5, 2025, the Company issued 100,000 shares of common stock to Mr. Erickson. The shares were valued at $0.44 per share.

Effective August 6, 2025, the Company issued 335,000 shares of common stock to Mr. Erickson that were valued at $0.50 per share, 50% of which were fully vested upon grant and the remainder of which will vest, subject to Mr. Erickson’s continued employment through each vesting date, in eight quarterly installments with the first two installments vesting following a six-month cliff. The restricted shares vest in full in the event of a sale of all or substantially all of the sensor related intellectual property or an involuntary termination of Mr. Erickson’s employment.

Transactions with Former Chief Financial Officer Peter J. Conley

Mr. Conley served as our Chief Financial Officer from May 2022 through August 6, 2025. On October 10, 2023, the Company granted him options to purchase 75,025 shares at an exercise price of $10.00 per share, vesting quarterly over four years. In connection with his departure, unvested awards were forfeited and vested awards remain exercisable in accordance with the 2021 Plan.

On May 5, 2025, the Company issued 50,000 shares of common stock to Mr. Conley. The shares were valued at $0.44 per share.

On August 6, 2025, the Company issued 107,500 shares of common stock to Mr. Conley. The shares were valued at $0.50 per share.

Transactions with Goldeneye 1995 LLC and Robert Gregory Kidd

A majority of the voting power of our outstanding common stock is held by Goldeneye 1995 LLC, which is solely owned and managed by Robert Gregory Kidd, our Chairman and Chief Executive Officer.

On June 5, 2025, the Company entered into a Securities Purchase Agreement with Goldeneye 1995 LLC providing for a private placement of our common stock. At the closing on August 6, 2025, the Company issued approximately 357.8 million shares of common stock to Goldeneye 1995 LLC in exchange for 1,000 Bitcoin and $15 million in cash. The net transaction value was approximately $125 million after retiring existing debt and redeeming outstanding preferred equity. Under IRC Section 351 the basis of the Bitcoin from Goldeneye 1995 LLC will transfer over to the Company. As a result the Company recognized a deferred tax liability of approximately $24 million.

As of September 30, 2025, Mr. Kidd beneficially owned approximately 82% of our outstanding common stock through Goldeneye 1995 LLC.

On July 28, 2025, Goldeneye 1995 LLC and the Company entered into a Promissory Note pursuant to which the Buyer has loaned the Company an aggregate amount of $210,000. On August 11, 2025, the Company repaid $210,519 to Goldeneye 1995 LLC. As of September 30, 2025, all obligations under the Promissory Note have been satisfied.

Transactions with our Vice Chair Linda Jenkinson and our non-CEO NEOs subsequent to September 30, 2025

On October 7, 2025, the Company’s Board approved a repricing of outstanding stock options granted on August 6, 2025 as permitted by our Amended and Restated 2021 Equity Incentive Plan, including options held by certain executive officers and directors. The exercise price of approximately 48.6 million outstanding options was reduced from $2.45 to $1.10 per share, the closing market price on the date of approval. The repricing applied uniformly to all participants and was reviewed and approved by the Board of Directors, which determined that the adjustment was in the best interests of stockholders to maintain the incentive and retention value of eligible awards in light of prevailing market conditions.

On October 7, 2025, our Board approved the grant of 55.0 million ten year stock options under the Amended and Restated 2021 Equity Incentive Plan, including 5,240,000 options granted to our Vice Chair Linda Jenkinson and 1,960,000 and 7,860,000 options granted to our non-CEO NEOs, Ms. Payne and Mr. Chapman, respectively. The exercise price of the options granted was $1.10 per share, the closing market price of our common stock on the date of Board approval. The options will vest 25% of the shares on the one-year anniversary of the grant date and in quarterly installments thereafter over the next three years, subject to their continued service.

On December 15, 2025, the Company and Kirk Chapman mutually agreed that Mr. Chapman would depart from his position as Chief Operating Officer, effective immediately. The departure was not the result of any disagreement with the Company on any matter related to the Company's operations, policies or practices.

Transactions with Former Director John Cronin and ipCapital Group, Inc.

Mr. Cronin served as a director beginning in November 2023 and was the Company’s Interim Chief Technology Officer from September 2024 to August 2025. He is Chairman and CEO of ipCapital Group, Inc., to which the Company paid approximately $239,000 and $390,000 in professional-service fees during the fiscal years ended September 30, 2025 and 2024, respectively. No ongoing consulting or advisory agreements with Mr. Cronin or ipCapital Group, Inc. were in effect as of September 30, 2025. On November 19, 2025, Mr. Cronin provided the Company with notice of his resignation from the Board of Directors.  His decision to resign was not the result of any disagreement with the Company or its management on any matter relating to the Company’s operations, policies, or practices.

Transactions with Vice Chair Linda Jenkinson, Chairman and CEO Robert Gregory Kidd and Vast Holdings, Inc.

Linda Jenkinson has served as the Company’s Vice Chair since August 2025 and is also the Chief Executive Officer and Chair of Vast Holdings, Inc., the holding company for Vast Bank. In 2024, the Company’s Chairman and CEO, Robert Gregory Kidd, personally invested $53 million of capital into Vast Holdings, Inc. to support Vast Bank. On October 23, 2025, the Company announced a strategic partnership with Vast Bank and Uphold to pursue retail tokenized U.S.-dollar deposit products. The Company’s collaboration with Vast Bank and Uphold contemplates joint development and pilot activities related to the deposit tokenization initiative. The terms of the collaboration were negotiated at arm’s length and reviewed by disinterested members of the Company’s Board. No payments were made to or received from Vast Bank during the years ended September 30, 2025 or 2024.

Transactions with Directors

During the fiscal year ended September 30, 2025, the Company issued an aggregate of 150,000 shares of common stock to six directors for board service and valued the shares at $0.44 per share.

During the fiscal year ended September 30, 2024, the Company issued an aggregate of approximately 11,337 shares of common stock to six directors for board service and granted options to purchase approximately 95,245 shares at an average exercise price of $16.58 per share, each expiring in five years. The option grants vested at issuance.

13. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. The Company is currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to the Company’s business.

Properties and Operating Leases

The address of the Company’s principal executive office was relocated to Reno, Nevada during the quarter ended September 30, 2025.

The Company maintains executive and research and testing facilities in Seattle, Washington. On March 2, 2024, the Company entered into a lease for 5,996 square feet at 619 Western Avenue, Suite 610, Seattle, Washington 98104, at a net monthly payment of $11,492, subject to 3% annual increases after the first year. The lease commenced on May 1, 2024 and is originally scheduled to terminate on July 31, 2027. On July 9, 2025, the Company entered into a Deferred Rent Agreement, paid $31,732 and deferred rent of $91,094 until the lease expires in 2027. The monthly lease payment is approximately $8,000 per month.

The Company does not own any real property and believes the existing facilities are suitable and adequate for its current needs.

14. SEGMENT REPORTING

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Makers (“CODMs”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer and Chief Financial Officer are the Company’s CODMs. The CODMs monitor the expense components of the various products and services we offer, but operations are managed and financial performance is evaluated on a corporation-wide basis in comparison to a business plan which is developed each year. Accordingly, all operations are considered by management to be one operating segment and one reportable segment as contained in the Consolidated Statements of Operations to the consolidated financial statements. The strategic pivot disclosed in Note 1 did not change how financial information is reviewed and evaluated. The CODMs use consolidated net income (loss) as its required measure of segment profit/loss, as such measure is determined in accordance with the measurement principles most consistent with the consolidated financial statements.

15. SUBSEQUENT EVENTS

Management evaluated subsequent events, for the purpose of adjustment or disclosure, through the date the financial statements were issued. Subsequent to September 30, 2025, the Company had the following material transactions that require disclosure:

Repricing and Issuance of Stock Option Grants

On October 7, 2025, the Company’s Board of Directors approved the repricing of the 48,620,000 option grants awarded in August 2025, lowering the exercise price to $1.10 per share from $2.45 per share. There were no other changes to the vesting schedule or timelines of these awards.

During October 2025, the Company’s Board of Directors approved the issuance of stock option grants for 62,530,000 shares at a weighted average exercise price of $1.07 per share. The stock option grants expire in ten years and vest  over four years.

Strategic Business Partnership with Vast Bank and Uphold

In October 2025, the Company announced a strategic partnership with Vast Bank and Uphold to pursue retail tokenized U.S.-dollar deposit products. The Company’s Chairman and Chief Executive Officer Robert Gregory Kidd has significant ownership interests in Vast Holdings, Inc. (parent of Vast Bank) and Uphold and the Company’s Vice Chair, Linda Jenkinson, serves as President and Chair of Vast Holdings, Inc. No related party transactions requiring disclosure occurred between the Company and these entities during the fiscal year ended September 30, 2025.

Bitcoin Market Price Volatility and Potential Earnings Impact

Subsequent to September 30, 2025, digital asset markets have exhibited elevated volatility. The fair value of Bitcoin has declined significantly compared to its reported fair value as of September 30, 2025. The Company’s adoption of ASU No. 2023-08 requires that the fair value of its Bitcoin holdings be measured at the end of each reporting period with gains and losses from changes in the value of Bitcoin recognized in net income (loss). As a result, the Company’s earnings results are extremely sensitive to and directly correlated with changes in the market price of Bitcoin.

On December 15, 2025, the Company held 1,011.344 of Bitcoin with a fair value of $87,203,020, based on a fair value of $86,225 per Bitcoin. The Company currently has no plans to sell its Bitcoin holdings; however, it will continue to monitor market conditions and its liquidity needs. Any realized gains or losses upon disposition, if applicable, would be recorded in the Consolidated Statements of Operations in the period of sale.

Departure From COO Role

On December 15, 2025, the Company and Kirk Chapman mutually agreed that Mr. Chapman would depart from his position as Chief Operating Officer, effective immediately. Mr. Chapman was previously appointed as Chief Operating Officer on August 6, 2025. The departure was not the result of any disagreement with the Company on any matter related to the Company's operations, policies or practices.

None of these subsequent events affected conditions existing at September 30, 2025, and therefore, no adjustments have been made to the accompanying consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 19, 2025	USBC, INC.

/s/ Robert Gregory Kidd
Name: Robert Gregory Kidd
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Kitty Payne
Name: Kitty Payne
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Gregory Kidd	Chief Executive Officer and Director (principal executive officer)	December 19, 2025
Robert Gregory Kidd

/s/ Kitty Payne	Chief Financial Officer (principal financial and accounting officer)	December 19, 2025
Kitty Payne

/s/ Linda Jenkinson	Director, Vice Chair	December 19, 2025
Linda Jenkinson

/s/ Larry K. Ellingson	Director	December 19, 2025
Larry K. Ellingson

/s/ Ronald P. Erickson	Director	December 19, 2025
Ronald P. Erickson

/s/ William A. Owens	Director	December 19, 2025
William A. Owens

/s/ Jon Pepper	Director	December 19, 2025
Jon Pepper

/s/ Ichiro Takesako	Director	December 19, 2025
Ichiro Takesako

64