Form 10-K
period 2025-12-31
USBC, Inc.
filed 2026-03-25
CIK 1074828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: _______________

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2025 to December 31, 2025

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

As of June 30, 2025 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $14,110,017.

As of March 24, 2026, there were a total of 388,144,429 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Transition Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2025.

USBC, Inc.

Form 10-K

Transition Period Ended December 31, 2025

INTRODUCTORY NOTES

Change in Fiscal Year End

Effective beginning in fiscal year 2026, USBC, Inc. changed its fiscal year end from September 30 to December 31 to better align the Company’s financial reporting calendar with its operating cycle, internal budgeting and financial planning process, and to improve comparability with industry peers that report on a calendar-year basis. As a result, this Transition Report on Form 10-K covers the three-month transition period from October 1, 2025 through December 31, 2025 (the “Transition Period”).

Following the Transition Period, the Company will report its operating results on a calendar-year basis, beginning with the fiscal year ending December 31, 2026.

Unless otherwise indicated, references to “fiscal year 2025” refer to the fiscal year ended September 30, 2025, and references to the “Transition Period” refer to the three-month period ended December 31, 2025.

Operating results for the Transition Period are not directly comparable to results for prior annual periods due to the Company’s fiscal year end change from September 30 to December 31. Accordingly, the operating results for the Transition Period should not be considered indicative of historical or future full-year operating performance. Additionally, operating results for the three-month period ended December 31, 2024, presented for comparison to the Transition Period are unaudited.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report on Form 10-K only, references in this report to “we,” “us,” “our” and “our company” are to USBC, Inc. (f/k/a Know Labs, Inc.), a Nevada corporation, and its consolidated subsidiary.

Special Note Regarding Forward-Looking Statements

This report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance, tokenized cryptocurrency treasury strategy, anticipated events and trends affecting our business, the broader economy and other future conditions, and our interpretation of applicable state and federal securities laws and other laws and regulations relating to digital assets. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies, including our cryptocurrency treasury strategy;
•	our future business development, financial condition and results of operations, including our ability to achieve and maintain profitability in the future;
•	expected changes in our revenue, costs or expenditures;
•	growth of and competition trends in our industry;
•	our expectations regarding demand for, and market acceptance of, our services or products;
•	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;
•	fluctuations in general economic and business conditions in the markets in which we operate and our ability to respond to those conditions;
•	the impact of the regulatory environment on our business and the complexities of compliance, including changes in state or federal securities laws or other laws and regulations;
•	our interpretation of applicable state and federal securities laws and other laws and regulations relating to digital assets;
•	relevant government policies and regulations relating to our industry;
•	fluctuations in the market price of Bitcoin and any associated unrealized gains or losses on our digital assets resulting from a decrease in the market price of Bitcoin below the value at which our Bitcoin is carried on our balance sheet;

•	the effect of and uncertainties related to ongoing volatility in interest rates;
•	changes in accounting treatment relating to our Bitcoin holdings;
•	our ability to manage our growth effectively and to meet our expectations regarding the development and expansion of our business; and
•	our ability to access sources of capital—including equity, debt, and other financing—to fund operations and growth.

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

Trademarks, Trade Names and Service Marks

We rely upon trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. Solely for convenience, some of the trademarks, service marks and trade names referred to in this report are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names. This report may include trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this report are the property of their respective owners.

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

Corporate History and Development

In August 2025, in connection with the closing of a $125 million strategic controlling-interest acquisition by Goldeneye 1995 LLC (an affiliate of our Chairman and Chief Executive Officer, Greg Kidd), we issued 357.8 million shares of our common stock in exchange for 1,000 Bitcoin and $15 million in cash. Mr. Kidd and his veteran team of finance and technology leaders who are part of the USBC founding team collectively bring with them decades of technology and fintech experience.

Following the closing of the capital investment by Goldeneye in August 2025, we changed our corporate name to USBC, Inc. and our ticker symbol to “USBC” on the NYSE American. Our corporate evolution reflects a strategic pivot to the further development of a financial-technology platform and establishment of a digital asset treasury reserve while continuing to maintain technology capabilities from our legacy sensor business. Prior to August 2025, we operated under the name Know Labs, Inc. and our primary focus was on non-invasive diagnostic and sensor technologies.

On January 20, 2026, we formalized our collaboration with Uphold HQ Inc. (“Uphold”) and Vast Bank, N.A. (“Vast Bank”), which will serve as the initial issuing bank for the U.S. Bank Coin (“USBC”) tokenized-deposit offering. Uphold is a financial technology company that provides modern infrastructure for on-chain payments, banking and investment services. Vast Bank is a federally regulated financial institution that will serve as the initial issuing bank for customer deposit accounts underlying the tokenized-deposit program. Under the tri-party agreement with Vast Bank and Uphold, USBC will serve as the network operator, Vast Bank will serve as the issuing bank for customer deposit accounts, and Uphold will provide platform integration and customer access services. We continue to advance technical, operational, and regulatory readiness in connection with subsequent phases of the delivery strategy and any future broader launch of the USBC tokenized-deposit offering.

In February 2026, we completed our evaluation of the legacy non-invasive sensor business and we have elected to proceed with a divestiture transaction. Negotiations with a potential buyer are nearing completion; however, there is no assurance that any transaction will be consummated. The financial impact of the potential divestiture transaction is not expected to be material to our financial statements.

On March 10, 2026, we initiated Phase 1 of our multi-phase delivery strategy for how we will bring the USBC tokenized deposit product to market. Phase 1 is being conducted with a limited group of internal users who have elected to participate in an expanded employee pilot program ahead of the public launch of the branded platform. Phase 1 is not a consumer offering and is not available to the public; it is intended solely to begin technical readiness testing. During this phase, testing activities are conducted exclusively with company-provided funds for internal evaluation purposes. The results of Phase 1 will inform our evaluation of the timing and scope of subsequent phases of the delivery strategy and when the tokenized deposit product offering may become available to retail customers. Any future retail launch will remain subject to the outcome of the pilot program and receipt of any required regulatory, board, and bank partner approvals.

On March 18, 2026, we entered into a Master Loan Agreement (the “MLA”) with Payward Interactive, Inc. (the “Lender”), pursuant to which the Company may, from time to time, borrow fiat currency or digital assets on the terms set forth therein in an aggregate principal amount of up to $25.0 million for up to a twelve-month term, subject to execution of one or more individual loan term sheets. The MLA contains customary conditions, initial collateral requirements, collateral maintenance and liquidation mechanics, and early return and recall rights. Borrowings under the MLA are solely secured by Bitcoin collateral held in and subject to collateral maintenance requirements based on specified margin ratios. On March 20, 2026, we entered into a term sheet for a fixed-term loan of $5.0 million bearing interest at a rate of 8.5% per annum under the MLA maturing on March 18, 2027. Proceeds from the Facility will be used primarily to fund further development costs of the tokenized deposit program offering, including costs paid to our affiliate, Vast Holdings, Inc. (“Vast”) under the terms of the Affiliate Services Agreement (the “Agreement”) we simultaneously entered into on March 18, 2026. Pursuant to the terms of the Agreement, we will reimburse Vast for the cost it incurs to perform certain strategic, operational, and administrative services in support of the further development of the tokenized deposit program offering. We believe that it will be more economical and efficient for certain services necessary for these operations to be performed by officers, employees or consultants of Vast, recognizing that cost reimbursements to Vast must be at least on or favorable to market terms. Total reimbursements under the Agreement are capped at $10.5 million during the term of the Agreement, unless mutually agreed upon with Vast and are subject to detailed invoicing, documentation, and approval requirements. The Agreement expires on December 31, 2026.

Our Strategy

Key elements of our business strategy include:

•

Completing delivery of our USBC tokenized deposit offering, which is a U.S. dollar-denominated tokenized representation of deposit liabilities issued by one or more insured depository institutions (initially Vast Bank) and recorded on distributed-ledger technology (i.e., blockchain technology). We are building complementary compliance, risk management, and payments infrastructure around the tokenized deposit model, aimed at harnessing progressive identity frameworks and scalable financial services, with the goal of creating an integrated platform to enable USBC to serve as program manager for banks and distribution partners desiring to engage in various financial service activities.

•

Capitalizing on digital asset security, treasury management and strategic asset allocation (including a Bitcoin treasury strategy) to support our development initiatives and strengthen our balance sheet flexibility. We utilize derivatives to earn yield on our Bitcoin-treasury assets through an external full-service advisor and maintain collateral arrangements customary for such activities. These agreements include provisions for margin and security interests, which are standard in institutional trading relationships. We conduct our derivative trading activities in accordance with applicable laws and regulatory guidance subject to internal risk management policies and counterparty controls. We do not operate a trading desk for third parties, and all derivative positions relate solely to management of our corporate treasury assets.

Tokenized Deposit Program

Our primary focus is on the further development and future launch of our tokenized deposit program. The tokenized deposit program has been in development from its inception by our Chairman and CEO, Greg Kidd for the better part of a decade. The USBC tokenized deposit offering will incorporate embedded digital identity and leverage blockchain technology. It is being designed to support financial inclusion and innovation, through partnerships with banks and distribution partners such as Uphold, a pioneering infrastructure provider for on-chain finance.

Unlike a stablecoin, USBC is not a newly-created digital asset backed by reserves, nor is USBC a deposit token. USBC is a tokenized representation of a bank deposit offered by banking institutions to their customers. Other tokenized deposit products may exist, but we believe that we will be the first to provide direct access to end users, made possible by its permissioned blockchain and risk management tech stack. USBC’s API-centric approach means that developers building on the platform will have the ability to offer their customers digital U.S. dollars and their own U.S. bank deposit account worldwide.

USBC’s core value proposition is that it provides a safe, compliant and versatile foundation for a variety of payment use cases and financial applications. By combining the real-time settlement and programmability of blockchain technology with the trust and familiarity of regulated bank money, USBC has the potential to unlock a wide range of opportunities that are designed to benefit both consumers and businesses.

We have identified numerous impactful use cases for USBC including financial inclusion and open access, cross-border payments and remittances, hedge against local currency instability, 24/7 instant payments, integrated programmable payments, and treasury management. These use cases illustrate how USBC can permeate many aspects of finance and commerce. While tokenized deposits do not necessarily replace existing systems overnight, they are intended to augment and coexist with traditional payment rails. For end-users who need the advantages, the tokenized option becomes available, while those comfortable with legacy methods can continue as before. Over time, as trust and familiarity grow, we anticipate broader adoption of tokenized deposits as an alternative to traditional bank deposit accounts.

Since USBC is a representation of an actual deposit account, a bank will be able to pay interest to the holder, just as it might on a typical interest-bearing checking or savings account. The interest payment could be structured as a baseline interest rate for all balances, tiered by user type or even as high-yield rewards such as blockchain-based digital reward units or loyalty points which will be portable, interoperable and programmable and can be earned, redeemed, or used across multiple platforms, partners or ecosystems.

USBC is underpinned by a blockchain ledger that serves as the single source of truth for all tokenized deposit transactions, providing customers with the ability to send, spend, convert, and load (and unload) funds from their account balances. These transactions are mirrored on-chain via tokenized representations of deposits and withdrawals made to customer accounts. Each on-chain transfer reflects a corresponding update in a customer’s tokenized deposit account transaction history.

The current implementation runs on a Solana-based blockchain, augmented by a rule engine which provides additional controls on top of the base blockchain and connects directly to the banking system. This setup will allow the banking partner to maintain regulatory oversight and operational control while still leveraging the transparency and immutability of the underlying blockchain. The ledger is permissioned, meaning that on USBC’s private chain, nodes are operated by USBC. On public chains, transactions occur through public nodes but USBC’s rule engine will enforce compliance and access controls. The blockchain network is governed by principles that ensure it remains secure, compliant with regulations and aligned with the interests of all stakeholders. A governance process for software updates is in place that mirrors enterprise IT and blockchain best practices.

The issuing bank will commit to clear and transparent rules for the USBC program and will maintain ultimate control and responsibility for the platform which will be subject to regulatory oversight by banking regulators. The USBC program will be integrated into the bank’s overall corporate governance structure and will be subject to oversight by the same audit and risk committees that oversee banking operations, ensuring that the highest level of the organization, the Board of Directors, is aware of and accountable for the program. In addition to governance conducted by the participating bank, the USBC network will undergo regular third-party audits and reviews, similar to those performed on traditional core banking systems, with full results made available to network participants and regulators to ensure transparency and trust.

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

We have finalized our delivery strategy to bring the tokenized deposit product to market, setting the foundation for how we will scale the product offering and support real-world adoption of the USBC tokenized deposit offering. Our delivery strategy consists of multiple phases. We initiated Phase 1 of our multi-phase delivery strategy on March 10, 2026. Planning is underway for future phases of the delivery strategy which will be supported by the core technical foundations built during Phase 1. See “—Corporate History and Development” above for information regarding the scope and limitations of Phase 1 of the delivery strategy.

We expect that the aggregate costs associated with our phased delivery strategy will be substantial, with costs increasing relative to Phase 1 as we enter future phases of our strategy over the next several quarters. The timing, cost and success of future phases of our strategy is subject to uncertainty in how successful we will be in executing the strategy within anticipated parameters. While the timing and total cost of each phase is uncertain at this point in the strategy, we have identified key activities, cost drivers, and operational milestones associated with each phase.

Markets and Distribution

Our platform is being designed to serve a broad group of customers in the emerging blockchain-based banking ecosystem, including retail users, fintech partners, and institutional counterparties, as described under “Tokenized Deposit Program” above.

In particular, we plan to target the following groups:

•

Retail Deposit Customers: Individual customers who maintain traditional deposit accounts at our partner insured depository institutions. These users can hold and transfer tokenized U.S. dollar deposits 24/7 on blockchain rails, using our digital wallet for everyday payments and savings. See “Tokenized Deposit Program” above for a description of token functionality.

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

We plan to tailor our tokenized deposit services platform to meet varied regulatory requirements across jurisdictions; for instance, our platform is being developed with robust tools designed to enable compliance with Bank Secrecy Act (BSA), anti-money laundering (AML), and Office of Foreign Asset Control (OFAC) requirements. Our platform is being built with digital identity integration from the ground up, embedding KYC/AML processes into the user experience to satisfy regulators and partner banks. This compliance-centric design aligns with evolving industry consensus that identity and trust frameworks must accompany blockchain-based financial services; indeed, the lack of robust on-chain identity solutions has been noted as a friction point in digital asset adoption, and addressing it is seen as key to broader institutional use. By proactively engineering a globally interoperable and regulation-ready system, we aim to broaden our market reach while seeking to navigate the complex legal landscape for digital assets. We believe that this “regulation aware” approach, coupled with our technology expertise, will help establish our distribution network as a trusted interface between traditional banking and the digital asset economy.

Bitcoin Overview

As of December 31, 2025, substantially all of our treasury reserve assets were invested in Bitcoin. Bitcoin, launched in 2009, is a decentralized digital asset that is issued by and transmitted through an open-source protocol collectively maintained by a distributed network of participants with no central authority. The Bitcoin network operates continuously, 24 hours a day, 7 days a week. The network hosts a public transaction ledger, known as the Bitcoin blockchain, on which Bitcoin holdings and all validated transactions that have ever taken place on the Bitcoin network are recorded. Balances of Bitcoin are stored in individual wallet functions, which associate network public addresses with one or more cryptographic private keys that control the transfer of Bitcoin. See “Custody of Our Bitcoin” below for additional information regarding wallet and key management.

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

Bitcoin can be transferred peer-to-peer over the public blockchain without intermediaries. Although no one person can unilaterally make changes to the software that runs the network, there is a core group of developers that maintains the code for the Bitcoin protocol, and they can propose changes to the source code and release periodic updates and other changes. Unlike most software that has a central entity that can push updates to users, bitcoin is a peer-to-peer network in which individual network participants, called nodes, decide whether to upgrade the software and accept the new changes. As a practical matter, a modification becomes part of the Bitcoin protocol only if the proposed changes are accepted by participants collectively having more than 50% of the processing power, known as hash rate, on the network. If a certain percentage of the nodes reject the changes, then a “fork” takes place, and participants can choose the version of the software they want to run. See “Custody of Our Bitcoin” below for a discussion of transaction‑related considerations for our treasury transfers.

The Bitcoin network may be subject to attacks, as with any computer network. Some forms of attack include unauthorized access to wallets that hold Bitcoin and direct attacks, like “denial-of-service attacks” or “51% attacks” on the Bitcoin network. A “denial-of-service attack” occurs when legitimate users are unable to access information systems, devices, or other network resources due to the actions of a malicious actor flooding the network with traffic until the network is unable to respond or crashes. The Bitcoin network has been, and can be in the future, subject to denial-of-service attacks, which can result in temporary delays in block creation and in the transfer of Bitcoin. A “51% attack” may occur when a group of miners attains more than 50% of the Bitcoin network’s mining power, thereby enabling them to control the Bitcoin network and protocol and manipulate the blockchain.

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

The trading price of Bitcoin has experienced extreme volatility in recent periods and may continue to do so. The prevalence of digital assets, including Bitcoin, is a relatively recent trend, and their long-term adoption by investors, consumers and businesses is unpredictable. For example, steep increases in the value of certain digital assets, including Bitcoin, occurred over the course of 2017, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2018 in digital asset trading prices, including for Bitcoin. Following the drawdowns, Bitcoin prices increased during 2019, decreased significantly again in early 2020 amidst broader declines as a result of the COVID-19 pandemic before increasing later in the year, and increased again in early 2021 to reach all-time highs. Yet, even during such overall price increase in early 2021, Bitcoin experienced substantial price volatility, including decreases of over 10% in a single day. Further, increases in 2021 were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for Bitcoin. These episodes of rapid price appreciation followed by steep drawdowns have occurred not only as noted above, but multiple times throughout Bitcoin’s history, including in 2011 and 2013-2014. Bitcoin prices have continued to exhibit extreme volatility since the pandemic. Bitcoin markets may still be experiencing a bubble or may experience a bubble again in the future. Extreme volatility may continue to occur in the future, including further declines in the trading prices of Bitcoin.

As of March 20, 2026, the market capitalization of Bitcoin had decreased since mid-December 2025 by approximately 24%, to $1.33 trillion, based on a market price of approximately $70,400 and 20 million coins issued, although the effective circulating supply of Bitcoin may be even lower. Estimates suggest that 3.0 to 3.8 million Bitcoin may be permanently unrecoverable due to forgotten passwords, misplaced wallets, or dormant addresses, reducing the actual circulating supply to approximately 17 to 18 million Bitcoin, creating a structural scarcity effect which may also lead to Bitcoin price volatility.

We currently expect Bitcoin to remain the most significant component of our treasury assets for the foreseeable future. We do not maintain a fixed numerical target percentage allocation of treasury assets to Bitcoin. The substantial majority of our Bitcoin holdings were acquired as part of the Goldeneye 1995 LLC capital investment which closed on August 6, 2025. We do not currently intend to make any future purchases of Bitcoin through open market transactions for the foreseeable future. We do not intend to incur indebtedness for the purpose of acquiring additional Bitcoin to add to our treasury assets. The relative proportion of Bitcoin within our treasury assets may change over time due to operating liquidity needs, capital raising activities or changes in the market value of Bitcoin.

Bitcoin Treasury Strategy

We strategically utilize our Bitcoin holdings as a primary treasury reserve asset to generate yield to help support the current business and future growth and expansion of new business lines. We view our Bitcoin holdings as long-term strategic treasury assets rather than as short-term trading positions. We seek to enhance our Bitcoin-denominated holdings through our Bitcoin yield-generation strategy. Our Bitcoin treasury trading strategy is intended to boost our Bitcoin holdings through premiums collected on options. As part of our Bitcoin yield generation strategy trading activities, we have entered into option derivative contracts on our Bitcoin holdings. As previously disclosed, we have appointed Hyrcanian Asset Management, LLC (the “Manager”) to provide us with discretionary treasury management services with respect to our Bitcoin treasury strategy, specifically buying and selling call options on Bitcoin (the “Program”). The Manager commenced buying and selling call options on our Bitcoin holdings in the fourth fiscal quarter of 2025.

Pursuant to the Program, we enter into short-term arrangements that result in obtaining the right to receive or obligation to deliver a fixed amount of Bitcoin in the future. The Program is structured such that the net maximum notional exposure should not exceed the balance of the Bitcoin treasury holdings. The Program does not involve leveraged derivative exposure in excess of our Bitcoin holdings. While the ability to make further digital investments on our behalf is one of the premises of establishing the Manager, we have not and do not currently intend to utilize the Manager to do so.

On December 12, 2025, we entered into an Amended and Restated Digital Asset Management Agreement (the “New Asset Management Agreement”) with the Manager, replacing the Digital Asset Management Agreement (the “Asset Management Agreement”) we previously entered into with the Manager on August 6, 2025, to govern the management of our Bitcoin treasury. The New Asset Management Agreement revised the fee structure in the Asset Management Agreement by eliminating the asset-based management fee component of the consideration for the Manager’s service and increasing the performance fee component of the consideration paid to the Manager.

Effective January 1, 2026, and subject to the terms of the New Asset Management Agreement, the Manager is solely paid a performance fee equal to 33% of the net realized gains and periodic mark-to-market changes generated by the options strategy, payable quarterly in Bitcoin, superseding the 25% performance fee and 1% asset-based management fee contained in the Asset Management Agreement. The revised performance fee in the New Asset Management Agreement incorporates a high-water mark and is subject to an annual reconciliation and clawback mechanism.

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

Except for the amendments described above, all other material terms of the Asset Management Agreement remain unchanged.

Custody of our Bitcoin

We intend to hold substantially all of our Bitcoin in offline cold storage with U.S.-based, institutional-grade custodians. The primary counterparty risk we are exposed to with respect to our Bitcoin is performance obligations under the various custody arrangements which we have entered into custody substantially all of our Bitcoin with Coinbase Custody Trust Company, LLC, (“Coinbase”), a U.S.-based, institutional-grade custodian with a demonstrated record of regulatory compliance and information security. Our custodial services agreement specifies that the private keys that control our Bitcoin will be held by Coinbase in offline or cold storage which is designed to mitigate risks that a system may be susceptible to when connected to the internet. Our custodial contract with Coinbase also contains liability provisions which hold Coinbase liable for its failure to safekeep our Bitcoin.

Our Bitcoin is controllable only by the possessor of both the unique public key and private keys relating to the local or online digital wallet in which the Bitcoin is held. Private keys used to access our Bitcoin balances are not widely distributed and are all held on hardware by the third party custodian at facilities within the U.S. and internationally. The cold-storage vaults used by the custodian use multilayered physical security, including biometric access controls and the vaults are geographically dispersed and access-controlled.

All of our Bitcoin holdings with Coinbase are held in segregated accounts. Coinbase is obligated by our contractual arrangement with them to keep timely and accurate bookkeeping records of our Bitcoin holdings under rigorous internal controls. As an institutional client, we have the ability to generate statements that contain account-level reporting which serves as an audit and verification mechanism to allow the existence of our crypto assets to be verified by us or our independent auditor. We do not have custody of Bitcoin held for clients. We do not self-custody any of our Bitcoin.

The portion of our Bitcoin that is not held with Coinbase is pledged to a designated counterparty in connection with our digital asset options trading activities. As of December 31, 2025, the amount of our Bitcoin that was pledged for digital asset options trading activities represents approximately 2% of our total Bitcoin treasury. The Bitcoin pledged as collateral for trading activities is held in cold storage wallets with one or more of the counterparty’s designated custodial partners. Private keys used to access the Bitcoin pledged as collateral are controlled by the designated trading counterparty.

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

•

Fintech and Payments Firms: A range of fintech companies, neo-banks, and tech firms are entering the digital-asset payments space, blurring the line between banking and technology. Notably, in 2023, PayPal became one of the first major fintech companies to launch its own U.S. dollar stablecoin on Ethereum, providing its enormous user base with a token for payments and transfers. Similarly, consumer finance apps like Revolut have explored issuing stablecoins or offering crypto-enabled accounts to their millions of users. These fintech entrants often emphasize user experience and can rapidly scale new financial products through their apps. They represent direct competition for retail and small business customers who might use our tokenized banking services. We seek to differentiate our platform through bank-grade regulatory compliance and specialized focus on blockchain technology infrastructure, and strategic partnerships with Vast Bank and Uphold, which is being designed to provide a regulated distribution channel for retail tokenized deposits through Uphold’s existing customer platform. Nevertheless, we must compete with fintech firms’ agility and established networks in offering convenient digital dollar products.

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

We believe that our deep expertise in digital assets and partnership with a forward-thinking financial institution like Vast Bank, that exhibits regulatory agility will allow us to respond quickly to changing laws and guidance. For example, if new stablecoin reserve standards or licensing requirements emerge, Vast Bank may be able to update its programs and policies more rapidly than many large banks or slower moving peers. This agility is increasingly important as jurisdictions worldwide refine their rules for digital assets. Our management team is continuously monitoring these developments to ensure our proposed product will be in compliance and potentially even turn compliance into a selling point, offering features like real-time auditability and automated reporting.

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

Bank regulators, including the OCC, FDIC, and Federal Reserve, have recently increased scrutiny of fintech-bank partnerships, including requiring pre-approval for new product features and closer monitoring of operational risks. While no requirement to obtain regulatory pre-approval to tokenize bank deposit accounts has specifically been identified, we are coordinating closely with Vast Bank and Uphold to meet these expectations and avoid regulatory exposure that could delay or jeopardize the further development and future retail launch of the USBC tokenized deposit program.

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

Legislative and International Developments. The U.S. Congress continues to debate legislation that could further reshape the regulatory framework for stablecoins, tokenized deposits, and crypto assets. In particular, Congress passed the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS” Act) in July 2025, which establishes a federal framework for the issuance and oversight of certain payment stablecoins. The interpretation, implementation, and any related rulemaking under the GENIUS Act remain evolving and could affect market structure, bank-fintech partnership expectations, and regulatory treatment of tokenized financial products, including tokenized deposits. In addition, major jurisdictions, including the European Union, Japan, Hong Kong, and Singapore, have adopted laws or regulatory frameworks addressing stablecoins and other digital asset activities. We monitor these developments and may need to adjust our current or future business operations to comply with applicable foreign laws and regulations.

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

Research and Development

Our research and development initiatives are primarily directed toward advancing the architecture, functionality, and scalability of our tokenized deposit platform and related digital financial infrastructure, including the pre-launch development of identity-integrated wallets, compliance-enabled smart contracts, blockchain interoperability features, reserve-management tooling, and user experience enhancements. Following the October 2025 announcement of our strategic partnership with Vast Bank and Uphold, our R&D activities will also include technical integration, compliance validation, and user-interface testing to support the further development of the USBC tokenized deposit offering. We are also focused on building modular program management systems that could support licensing or white- label deployment of our financial-technology stack.

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

Human Capital Resources

As of December 31, 2025, we employed 31 individuals, including 16 full-time employees who support critical areas including platform development, financial operations, digital asset custody, product management, regulatory compliance, and strategic partnerships. Our employees work remotely from locations across the United States and abroad. Substantially all executive and team meetings are held virtually, with occasional in-person sessions for strategic planning or technical integration.

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

Available Information

You can find reports on our company including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on our Investor Relations website https://investors.usbc.xyz under the “Filings” heading. These reports are available free of charge and as soon as reasonably practicable after they have been filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). We are providing the address of our website solely for the information of investors and the information on our website is not a part of or incorporated into this or any report that we file with the SEC.

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

If we cannot keep pace with rapid changes in the digital asset industry, including technological developments and evolving regulatory frameworks, the potential use of our proposed products and services, and consequently our ability to generate revenue, could decline, which could adversely affect our business, financial condition, and results of operations.

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

Since late 2025, policymakers in the United States and other jurisdictions have continued to consider legislation and regulatory proposals addressing digital assets, including frameworks relating to tokenized deposits, payment stablecoins, and other blockchain-based representations of financial assets. These proposals could impose new requirements relating to licensing, capital or reserve requirements, operational controls, consumer protections, and regulatory oversight of blockchain-based financial infrastructure. Because our business strategy includes the development of a tokenized deposit platform and related digital financial infrastructure, changes in law, regulation, or regulatory interpretation could affect our ability to launch or operate such services, require modifications to our platform architecture or compliance framework, or impose additional obligations on us or our partners. Regulatory developments could also impose additional supervisory expectations on bank-fintech partnerships or limit the types of institutions permitted to issue tokenized deposits. Any such developments could adversely affect our business, financial condition, and results of operations.

We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.

Historically, we have funded our operations and capital expenditures primarily through debt and equity issuance. While we currently anticipate that our existing liquidity sources, including our Bitcoin holdings and available borrowing capacity under our Bitcoin-collateralized loan facility, will be sufficient to meet our cash needs for at least the next 12 months, our anticipated cash needs may exceed our available resources as we execute our business strategy. As a result, we may require additional financing or other sources of liquidity to fund operations and support the continued development of our business. We may evaluate financing opportunities from time to time, including through sales of Bitcoin, Bitcoin-collateralized financing arrangements, related-party or other investor financing, and other debt or equity financings, and our ability to obtain financing will depend, among other things, on our pre-launch development efforts, outcome of the pilot program, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing or other liquidity sources will be available to us on favorable terms when required, or at all. In particular, if we seek to obtain financing through Bitcoin-collateralized financing arrangements, we may be required to pledge a substantial portion of our digital asset holdings and satisfy margin maintenance and other collateral requirements. If the value of the pledged collateral declines, we could be required to post additional collateral, repay indebtedness earlier than anticipated or permit the liquidation of pledged Bitcoin, which could adversely affect our liquidity, financial condition and results of operations. If we raise additional funds through the issuance of equity or equity-linked securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we raise additional funds by incurring indebtedness, then we may be subject to increased fixed payment obligations and could be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely affect our ability to conduct our business. Any future indebtedness we may incur may result in terms that could be unfavorable to our investors.

In March 2026, we entered into a Master Loan Agreement with Payward Interactive, Inc., pursuant to which we may borrow from time to time, borrow fiat currency or digital assets on the terms set forth therein in an aggregate principal amount of up to $25.0 million for up to a twelve-month term, subject to execution of one or more individual loan term sheets. The MLA contains customary conditions, initial collateral requirements, collateral maintenance and liquidation mechanics, and early return and recall rights. The Bitcoin collateralizing the borrowing facility is held for the benefit of the Lender by an affiliate of the Lender, Payward Financial, Inc. (the "Custodian") and subject to an account control agreement by and among the Lender, the Company and the Custodian. As of March 20, 2026, we entered into a term sheet for a fixed-term loan of $5.0 million bearing interest at 8.5% per annum under the MLA maturing on March 18, 2027. Borrowings under the MLA are solely secured by Bitcoin collateral held in and subject to collateral maintenance requirements based on specified margin ratios. Due to the inherent volatility of Bitcoin and other digital assets, declines in the value of our pledged collateral could result in margin calls requiring us to repay borrowings earlier than anticipated or post additional collateral within short timeframes, each of which may strain our liquidity, or result in the liquidation of pledged assets at unfavorable prices. Any such events could adversely impact our financial condition, results of operations and ability to execute our business strategy.

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

We rely on an affiliated entity to provide key operational services, which exposes us to risks related to potential conflicts of interest, cost structure, operational dependency, and business continuity.

On March 18, 2026, we entered into an Affiliate Services Agreement with Vast Holdings, Inc., an affiliated entity, pursuant to which its wholly-owned OCC- chartered bank subsidiary, Vast Bank, provides strategic, operational, and administrative services supporting the further development of our tokenized deposit platform and related business lines (the “Services”). Under this arrangement, we reimburse Vast for the cost of the Services based on the actual costs incurred by Vast Bank, subject to a total reimbursement cap during the term of the agreement. Our reliance on an affiliated service provider exposes us to a number of risks including potential conflicts of interest, limitations on our operational independence, and reduced flexibility in managing our cost structure. In addition, because a significant portion of our operational infrastructure is supported by Vast, any disruption in services, disagreement regarding service levels or costs, or inability to scale services in line with our growth could adversely affect our business operations. Any of these factors could adversely affect our business, financial condition, results of operations, and ability to execute our strategic objectives.

Geopolitical and political instability, including armed conflicts, regional tensions, terrorism, sanctions, adverse economic conditions, and related disruptions in U.S. and global markets, could adversely affect our business and financial condition.

Political developments in the U.S. and other countries can cause uncertainty in the economic environment and market conditions in which we operate. Certain governmental policy initiatives, as well as heightened geopolitical tensions, could significantly affect U.S. and global economic growth and cause higher volatility in the financial markets, including: monetary policies and actions taken by the federal reserve and other central banks or governmental authorities; fiscal policies, including with respect to taxation and spending; foreign policies; economic or financial sanctions; the implementation of tariffs and other protectionist trade policies; and changes to immigration policies.

These types of political developments, and uncertainty about the possible outcomes of these developments, could: erode investor or consumer confidence in the U.S. economy and financial markets, which could potentially undermine the status of the U.S. dollar as a safe haven currency and cause stock price volatility; provoke retaliatory countermeasures by other countries and otherwise heighten tensions in regulatory, enforcement or diplomatic relations; increase the risk of targeted cyber attacks; increase concerns about whether the U.S. government will be funded, and its outstanding debt serviced, at any particular time; result in periodic shutdowns of the U.S. government; influence monetary policy actions of the federal reserve to moderate the economic impact of political developments; cause us to refrain from engaging in business opportunities that it might otherwise pursue; or cause us to have fewer business opportunities if governments or partners are unwilling to engage with us due to geopolitical tensions or adverse perceptions of U.S. businesses.

Ongoing geopolitical instability, including conflicts in the Middle East and related regional tensions, may contribute to volatility in global financial markets, including digital asset markets such as Bitcoin, which constitutes a significant portion of our treasury holdings. These events may also result in increased regulatory scrutiny, economic uncertainty, and disruptions to global capital markets, liquidity conditions, payment systems, or investor sentiment. Our ability to execute our business strategy, establish partnerships with financial institutions, and access capital may be adversely affected by changes in market conditions and investor sentiment resulting from geopolitical developments. Any such developments could adversely affect the value of our Bitcoin holdings and our ability to execute our broader treasury and growth strategies or cause us to have fewer business opportunities or partnerships.

The potential outcomes of these developments could be significant, which could adversely affect our stock price or our business, results of operations, financial condition or prospects.

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

As of February 28, 2026, Goldeneye, our largest stockholder, beneficially owned approximately 71.5% of the issued and outstanding shares of our common stock, on a fully diluted basis (and a higher percentage on a non-diluted basis), and exercised a corresponding level of voting control. As a result, Mr. Kidd, through Goldeneye, has the ability to control or heavily influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of the Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power could discourage or prevent a change in control that minority stockholders might consider favorable and could result in the approval of transactions that might not reflect arm’s-length terms. The significant concentration of ownership may also reduce the liquidity and trading volume of our common stock and could result in a lower trading price. In addition, the significant concentration of stock ownership may adversely affect the market value of our common stock due to investors’ perception that conflicts of interest may exist or arise, or due to the reduced public float and liquidity of our shares. This risk overlaps with the risks discussed under “Risk Factors—Our Bitcoin treasury strategy exposes us to conflicts of interest and governance risks” because control by a single stockholder may also influence treasury-management decisions.

We underwent a fundamental change in capitalization during 2025, and the issuance, repricing, or sale of substantial amounts of our common stock could result in significant dilution and adversely affect the market price of our shares.

In 2025, in connection with our recapitalization and the adoption of our Amended and Restated 2021 Equity Incentive Plan, our outstanding shares of common stock increased materially from approximately 3 million as of December 31, 2024 to approximately 388 million as of December 31, 2025. The amended plan authorizes the issuance of up to 115.3 million shares of common stock, with an evergreen provision that may automatically add up to 15 million shares each year through 2030.

In August and October 2025, we implemented significant equity-compensation actions, including the grant of new stock option awards and, in October, the repricing of the options granted in August, materially increasing the number of shares that may become eligible for future issuance, increasing our stock-based compensation expense.

In March 2026, our Board of Directors approved the repricing of all outstanding stock options and the grant of new equity awards to new hire employees and consultants. The repricing will be accounted for as a modification under applicable accounting guidance and may result in incremental stock-based compensation expense. In addition, the issuance of new equity awards will increase our stock-based compensation expense in future periods.

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

We may also offer debt securities that have rights senior to those of our common stock or contain restrictive covenants, including liens on our assets. Because our decision to issue securities or incur debt in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financing. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk of our future offerings, reducing the value of your shares and diluting your interest in us.

We are currently operating under an accepted plan with the NYSE American to regain compliance with its continued listing standards, but there can be no assurance that we ultimately will do so, and additional or revised listing standards could increase the risk of suspension or delisting.

Our common stock is listed on the NYSE American, and the continued listing of our common stock on the NYSE American is contingent upon our ongoing compliance with a number of listing requirements. These include minimum share price, minimum number of public stockholders and minimum stockholders’ equity requirements, among others.

On September 27, 2024, we received a notice from the NYSE American stating that we were not in compliance with certain listing standards set forth in Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American LLC Company Guide. On December 10, 2024, the NYSE American accepted our plan to regain compliance and granted a plan period through March 27, 2026. As required by the NYSE American, we are obligated to provide quarterly updates concurrent with our interim and annual SEC filings and to demonstrate progress toward the initiatives outlined in our accepted plan. We will submit our required compliance update for the Transition Period ended December 31, 2025 to the NYSE American. Based on management’s current assessment, we expect that this submission will support a determination by the NYSE American that we have regained compliance with the applicable continued listing standards prior to the expiration of the plan period on March 27, 2026. However, the NYSE American retains sole discretion in evaluating our compliance status, and there can be no assurance that it will conclude that we have regained compliance.

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

In addition, NYSE American has proposed amendments to its listing standards that, if adopted and applicable to us, could permit the exchange to suspend trading in, and commence delisting proceedings against, a listed company under stricter standards than those currently in effect. One pending proposal would permit immediate suspension and commencement of delisting proceedings if a listed company’s common stock falls below $0.25 per share. A separate pending proposal would permit immediate suspension and delisting proceedings if a listed company’s average global market capitalization over a consecutive 30 trading-day period falls below $5.0 million. The proposed amendments also provide that an issuer that falls below these proposed thresholds would not be eligible to submit a compliance plan under Section 1009 of the Company Guide. These proposed amendments to the NYSE American listing standards are subject to review and approval by the SEC and may be modified prior to adoption. If approved, the timing of implementation could occur during 2026 or later. The proposed rule change was filed with the SEC on December 3, 2025 and published by the SEC for public comment on December 12, 2025, and the SEC’s notice contemplates a comment period ending 21 days after publication in the Federal Register. In addition, NYSE American has proposed to make the $0.25 minimum trading price requirement effective on October 1, 2026.

If these proposed amendments are adopted and become applicable to us, and if we are unable to maintain compliance with these or other continued listing standards, NYSE American could suspend trading in our common stock and commence delisting proceedings, regardless of whether we are otherwise operating under a compliance plan. Our stock price has recently traded in a range that is significantly closer to $0.25 than historical levels, and continued declines could increase the risk of suspension or delisting if the proposed amendments are approved and become effective. If our common stock is delisted from NYSE American and we are unable to list on another national securities exchange, our common stock may only be eligible for quotation on the over-the-counter market. This could result in significant adverse consequences, including:

•	limited availability of market quotations for our common stock;

•	reduced liquidity for our common stock;

•	impaired ability to raise additional funds;

•	loss of institutional investor interest and decreased ability to issue additional securities or obtain financing in the future;

•	determination that our common stock is a “penny stock,” which would impose more stringent broker rules and possibly result in reduced trading activity;

•	limited news and analyst coverage; and

•

potential breaches of our agreements under which we made representations or covenants regarding compliance with listing requirements, which could result in costly litigation, liabilities and diversion of management’s time and attention.

Although our compliance plan was accepted, and we have progressed through the plan period to our final compliance submission, there is no assurance that the NYSE American will determine that we have regained full compliance or that we will be able to maintain ongoing compliance with its continued listing requirements in the future. In addition, any delisting or prolonged non-compliance could delay or limit commercialization of our tokenized-deposit initiative by impairing counterparties’ or regulators’ willingness to proceed with required approvals and integrations.

We may consider implementing a reverse stock split in the future, which could adversely affect the market price and liquidity of our common stock.

From time to time, our Board of Directors may evaluate potential actions intended to increase the per-share trading price of our common stock or support compliance with applicable exchange listing requirements. One such action could include the implementation of a reverse stock split of our outstanding common stock, which would reduce the number of shares outstanding by combining multiple existing shares into a smaller number of shares.

We have not determined whether a reverse stock split will be pursued, and any such action would be subject to approval by our Board of Directors and, if required, our stockholders. However, if a reverse stock split were implemented, it may not result in a sustained increase in the market price of our common stock. Companies that implement reverse stock splits often experience declines in the market price of their securities following the transaction. In addition, a reverse stock split could reduce the liquidity of our common stock, increase price volatility, and reduce the number of investors willing or able to hold our shares.

Because we previously effected a reverse stock split within the last two years, NYSE American may review any additional reverse stock split under its continued listing and suitability standards. As a result, the ratio or effectiveness of any future reverse stock split could be limited. If a reverse stock split were implemented and the market price of our common stock does not increase proportionately or subsequently declines, our stockholders could experience a decrease in the value of their investment.

Because our stock price has fluctuated significantly and may remain volatile, the value of your investment may decline.

The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

•	changes in the market price of Bitcoin and resulting unrealized gains or losses from our Bitcoin treasury strategy;

•	pre-launch developments in our tokenized-deposit initiative, including announcements of partnerships, pilot timing, product design, or regulatory feedback;

•	changes to, delays in, or termination of relationships with our banking or distribution/technology partners for tokenized deposits;

•	fluctuations in our financial results reflecting fair-value adjustments related to digital-asset holdings or share-based compensation;

20

•

announcements by us regarding liquidity, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments and litigation;

•	issuance of stock options or other equity awards, convertible or equity securities and related warrants for general corporate or merger and acquisition purposes;

•	issuance or repayment of debt, accounts payable or convertible debt for general corporate or merger and acquisition purposes;

•	actual or perceived dilution arising from future equity financings or conversions;

•	sale of a significant number of shares of our common stock by stockholders;

•	general market and economic conditions, including volatility in the digital-asset sector;

•	quarterly variations in our operating results;

•	investor and public relation activities;

•	announcements of technological innovations;

•	new product introductions by us or our competitors;

•	competitive activities;

•	low liquidity; and

•	additions or departures of key personnel.

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

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as "investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit of and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of our Bitcoin strategy, our use of leverage, the manner in which our Bitcoin is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our Bitcoin holdings or other activities we may pursue, and has the power to change our current policies, including our Bitcoin strategy.

Our Bitcoin holdings are and will be less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the Bitcoin market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our Bitcoin at favorable prices or at all. For example, a number of Bitcoin trading venues temporarily halted deposits and withdrawals in 2022, although the Coinbase exchange (a major U.S.-based crypto exchange) has, to date, not done so. As a result, our Bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, Bitcoin we hold with our custodians and transact with our trade execution partners will not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered Bitcoin or otherwise generate funds using our Bitcoin holdings, including in particular during times of market instability or when the price of Bitcoin has declined significantly. If we are unable to sell our Bitcoin, enter into additional capital raising transactions, including capital raising transactions using Bitcoin as collateral, or otherwise generate funds using Bitcoin holdings, or if we are forced to sell our Bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

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

Digital assets exist within a rapidly evolving legal framework in the United States and abroad. Regulatory actions or new rules—covering securities, commodities, money-transmission, anti-money-laundering, tax, or prudential supervision, could impose licensing or registration requirements, restrict custodial or trading services, or otherwise limit our ability to hold or transact in Bitcoin. In 2025 we adopted Accounting Standards Update No. 2023-08, which requires fair-value measurement of certain crypto assets with changes in value recognized in net income (loss). This change could materially increase variability in our reported results and reduce period-to-period comparability.

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

We are continuing to develop our proposed products and services related to retail tokenized U.S.-dollar deposits, and our Science Division remains in the research and development stage. Our success depends on achieving technical validation and, where applicable, regulatory clearance for our proposed products, including our non-invasive glucose monitoring technology. The Science Division operates in a highly competitive and rapidly evolving field of medical-sensing technology, and advances by competitors could render our platform less attractive or obsolete before commercialization

On January 20, 2026, we entered into a Strategic Partnership Agreement with Uphold and Vast Bank, which formalized the parties’ respective roles and responsibilities in connection with the development and operation of the U.S. Bank Coin tokenized-deposit network. While this agreement represents an important milestone, the initiative remains subject to significant risks and uncertainties. Management believes the pilot program for the tokenized deposit initiative demonstrates commercial potential. However, the amount and timing of future revenue is uncertain and is subject to customer adoption. The ultimate plans for the rollout of the future retail launch are dependent on a number of factors, including the outcome of the pilot program, which may not reflect full-scale deployment.

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

We may be unable to launch any retail tokenized-deposit product within anticipated timelines, or at all, if required regulatory, board, or banking-partner approvals are delayed, modified, or not obtained. Although we entered into a Strategic Partnership Agreement with Uphold and Vast Bank on January 20, 2026, the structure, rollout timeline and commercial launch of the contemplated product remain subject to ongoing technical, legal and regulatory review, the outcome of the pilot program, and required regulatory, board and banking-partner approvals. Any material changes in regulatory expectations, partner readiness, integration requirements, or supervisory feedback could delay, limit, or preclude commercialization.

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

We have had no material cybersecurity incidents in the last 24 months as of the date of this report.

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

ITEM 2. PROPERTIES.

Properties and Operating Leases

The address of our principal executive offices is located in Reno, Nevada.

We do not own any real property. Our Seattle facility is subject to a lease that is scheduled to expire in 2027. We believe that our existing leased facilities, together with our ability to obtain suitable additional physical office space as needed, are adequate to support our operations for the immediate future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NYSE American under the symbol “USBC”.

Number of Holders of our Common Shares

As of December 31, 2025, there were 388,143,679 shares of common stock issued and outstanding, held by approximately 174 stockholders of record. This number does not include approximately 7,300 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our definitive proxy statement for its 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after December 31, 2025.

Recent Sales of Unregistered Securities

During the Transition Period, we did not issue any securities in transactions that were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the Transition Period, we did not repurchase any shares of our common stock.

Description of Securities

Our authorized capital stock and the rights of holders of common stock are described in Exhibit 4.2 to this Transition Report on Form 10-K, which description is incorporated herein by reference. As of December 31, 2025, only shares of our common stock were outstanding.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock trades on the NYSE American under the symbol “USBC.” On December 31, 2025, the last reported sale price of our common stock on the NYSE American was $0.63 per share.

As of December 31, 2025, there were approximately 174 holders of record of our common stock. This number does not include approximately 7,300 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Results of the Transition Period are not directly comparable to results for prior annual periods due to our fiscal year end change from September 30 to December 31. Accordingly, the operating results for the Transition Period should not be considered indicative of historical or future full-year operating performance.

Overview

USBC, Inc. is a publicly traded multi-disciplinary technology company that we believe is an industry leading innovator in digital financial technologies. Under the leadership of Chairman and Chief Executive Officer, Greg Kidd, USBC develops transformative financial services, including digital assets and banking solutions as well as non-invasive health monitoring research.

USBC, Inc. continues to focus on the development of its financial‑technology platform and related digital‑asset initiatives, including its pre‑launch tokenized‑deposit program and Bitcoin‑based treasury activities. Our operating results for the Transition Period primarily reflect ongoing investment in these initiatives, the integration of newly established banking and technology partnerships, and certain legacy research and development activities.

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

A detailed description of our business, operating strategy and product development initiatives is included in Item 1 — Business, and the discussion below should be read together with that section as well as with the consolidated financial statements and accompanying notes. This MD&A focuses on the specific factors that affected our financial condition, results of operations, liquidity and capital resources during the Transition Period, including the impact of our digital‑asset treasury strategy, pre‑launch development expenditures, public‑company compliance requirements, and our recently implemented capital structure.

Recent Developments

On January 20, 2026, we entered into a Strategic Partnership Agreement with Uphold and Vast Bank, which formalized the parties’ respective roles and responsibilities related to the development and operation of the USBC tokenized deposit program, formalizing the terms of the parties’ preliminary partnership previously announced on October 23, 2025. Under the agreement, Vast Bank will serve as the issuing bank for customer deposit accounts, Uphold will provide platform integration and customer access, and we will operate the tokenized deposit network. The tokenized deposit program has not yet been commercially launched, and we continue to advance technical, operational, and regulatory readiness. The timing, scope, and ultimate commercial impact of the initiative remain subject to uncertainty and will depend on a number of factors, including regulatory considerations, partner alignment, and customer adoption.

In February 2026, we completed our evaluation of the legacy non-invasive sensor business and we have elected to proceed with a divestiture transaction. Negotiations with the potential buyer are nearing completion; however, there is no assurance that any transaction will be consummated. The financial impact of the potential divestiture transaction is not expected to be material to our financial statements.

On March 10, 2026, we initiated Phase 1 of our multi-phase delivery strategy for how we will bring the USBC tokenized deposit product to market. Phase 1 is being conducted with a limited group of internal users who have elected to participate in an expanded employee pilot program ahead of the public launch of the branded platform. Phase 1 is not a consumer offering and is not available to the public; it is intended solely to begin technical readiness testing. During this phase, testing activities are conducted exclusively with company-provided funds for internal evaluation purposes. The results of Phase 1 will inform our evaluation of the timing and scope of subsequent phases of the delivery strategy and when the tokenized deposit product offering may become available to retail customers. Any future retail launch will remain subject to the outcome of the pilot program and receipt of any required regulatory, board, and bank partner approvals.

On March 18, 2026, we entered into a secured borrowing facility with Payward Interactive, Inc. (the “Facility”), providing for aggregate borrowings of up to $25 million during the term of the Facility which matures on March 18, 2027. The Facility is collateralized by a portion of our Bitcoin treasury holdings and bears interest at a rate of 8.5% per annum. The Facility includes customary margin maintenance provisions that may require us to pledge additional Bitcoin collateral or partially repay outstanding borrowings in the event of a decline in the market value of Bitcoin. Proceeds from the Facility will be used primarily to fund further development costs of the tokenized deposit program offering, including costs paid to our affiliate, Vast Holdings, Inc. (“Vast”) under the terms of the Affiliate Services Agreement (the “Agreement”) we simultaneously entered into on March 18, 2026. Pursuant to the terms of the Agreement, we will reimburse Vast for the cost it incurs to perform certain strategic, operational, and administrative services in support of the further development of the tokenized deposit program offering. We believe that it will be more economical and efficient for certain services necessary for these operations to be performed by officers, employees or consultants of Vast, recognizing that cost reimbursements to Vast must be at least on or favorable to market terms. Total reimbursements under the Agreement are capped at $10.5 million during the term of the Agreement, unless mutually agreed upon with Vast and are subject to detailed invoicing, documentation, and approval requirements. The Agreement expires on December 31, 2026.

On March 18, 2026, our Board of Directors approved the repricing of all outstanding stock options, including (i) options originally granted in August 2025 and subsequently repriced in October 2025 to $1.10 per share, (ii) options granted in October 2025 with an exercise price of $1.10 per share, and (iii) options granted in October 2025 with an exercise price of $0.87 per share. The repricing reduced the exercise price of all such awards to $0.37 per share. No changes were made to the vesting schedules or contractual terms of these awards.

On March 18, 2026, our Board of Directors approved the issuance of stock option grants for 10,470,000 shares at an exercise price of $0.37 per share. The stock option grants expire in ten years and vest over four years.

Subsequent to December 31, 2025, 13,137,500 unvested stock options were forfeited pursuant to the terms of the 2021 Plan. Accordingly, such forfeited awards became available for future grant under the 2021 Plan.

Results of Operations

The following table sets forth key components of our results of operations for the three months ended December 31, 2025 (the “Transition Period”) and the comparable prior-year period.

(dollars in thousands)

	Three Months Ended,
	December 31, 2025 (Transition Period)	December 31, 2024 (Unaudited)	$ Variance
Operating expenses-
Research and development expenses	$254	$802	$(548)
Selling, general and administrative expenses	16,874	1,965	14,909
Total operating expenses	17,128	2,767	14,361
Operating loss	(17,128)	(2,767)	(14,361)
Other (Expense) Income, Net:
Interest income	38	14	24
Interest expense	(11)	(1,184)	1,173
Loss on debt settlements, net	-	(728)	728
Change in fair value of digital assets	(27,193)	-	(27,193)
Other derivative income, net	1,101	-	1,101
Total other (expense), net	(26,065)	(1,898)	(24,167)
Loss before income taxes	(43,193)	(4,665)	(38,528)
Income tax benefit	(15,737)	-	(15,737)
Net loss	$(27,456)	$(4,665)	$(22,791)

Our operating results for the Transition Period, reflect the Company’s strategic transition towards its digital-asset treasury and financial-technology development initiatives following the Goldeneye capital investment completed on August 6, 2025.

Revenues. We did not generate any operating revenue during the Transition Period or the comparable prior-year period. During the Transition Period, we continued to focus on financial-technology development activities, and we expect future operating revenues to be generated primarily from financial-technology network services, including the planned USBC tokenized deposit program.

Research and Development. R&D expense was $254,000 for the Transition Period, compared to $802,000 for the comparable prior-year period. The change of $548,000 was primarily driven by the Company’s strategic transition away from its legacy non-invasive diagnostics and sensor technology initiatives and toward the development of its tokenized deposit platform and related digital financial infrastructure. During the Transition Period, the Company reduced personnel and external consulting resources dedicated to its Science Division as it wound down certain research activities, resulting in lower expenditures related to the Bio-RFID™ technology.

Selling, General and Administrative. SG&A expense was $16.9 million for the Transition Period, compared to $2.0 million for the comparable prior-year period, representing an increase of $14.9 million. This increase was primarily attributable to non-cash stock-based compensation expense of $11.9 million, professional fees and other public-company and advisory costs associated with our strategic transition of $3.1 million, salary and benefits of $551,000 and, partially offset by reductions in legacy science-division expenses.

Other (Expense) Income, Net. Other expenses, net was $26.1 million for the Transition Period, compared to $1.9 million for the comparable prior-year period, representing an increase of $24.2 million. This increase was primarily driven by changes in the fair value of digital assets of $27.2 million, partially offset by derivative income, net of $1.1 million, generated from option premiums collected under our Bitcoin treasury trading strategy, reduced reliance on external financing of $1.2 million, and loss on debt settlements, net of $728,000 in the prior period.

Income tax benefit. Income tax benefit was $15.7 million for the Transition Period; there was no income tax benefit for the comparable prior-year period. This increase of $15.7 million is primarily related to the tax effect of the change in the fair value of digital assets during the Transition Period, driven by elevated volatility in digital asset markets, which caused a significant decline in the fair value of Bitcoin, as well as the netting of deferred tax assets against the deferred tax liability.

Net Loss. We reported a net loss of $27.5 million for the Transition Period, compared with a net loss of $4.7 million for the comparable prior-year period. The increase of $22.8 million primarily reflects the change in fair value of digital assets of $27.2 million related to elevated volatility in digital asset markets, non-cash stock-based compensation expense of $11.9 million, professional fees and other public-company and advisory costs associated with our strategic transition of $3.1 million, partially offset by deferred income tax benefits of $15.7 million associated with the change in fair value of digital assets.

Although we expect our operating losses to continue in the near term, we believe our potential revenue opportunities and strong capital structure provide us with flexibility to pursue our digital-asset treasury and financial-technology initiatives.

Known Trends and Uncertainties

We anticipate that our future operating results will be heavily influenced by the following factors:

•

Financing dependence: We expect to require additional liquidity sources in the near term to fund the shortfall in net operating revenue as we continue investing in the further development of the tokenized deposit program, which sources may include equity or debt financings, potential sales of Bitcoin, Bitcoin-collateralized financing arrangements, and related-party or other investor financing.

•	Digital-asset market volatility: Changes in the market price of Bitcoin could cause material non-cash gains or losses in our operating expenses each period.

•

Integration of banking partners: Our future results will depend on successful technical and regulatory integration with partner banks and technology providers supporting our tokenized-deposit platform. Delays or changes in partner strategy could affect timing of launches and revenue realization.

•

Regulatory developments: Evolving federal and state treatment of digital assets, stablecoins, and related financial-technology services could adversely affect our business model and accounting policies.

•

Potential divestiture: As part of the ongoing review of our business operations, management has concluded that the legacy non-invasive sensor business no longer aligns with our long-term strategy, capital allocation priorities and revenue generation opportunities. A definitive decision has been made to pursue a divestiture transaction although, there can be no assurance that any transaction will ultimately occur.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $4.1 million and working capital of $3.1 million. We have historically incurred recurring losses and had an accumulated deficit of $190.5 million as of December 31, 2025. We recorded a net loss of $27.5 million for the Transition Period and a net loss of $4.7 million for the comparable prior-year period.

Our liquidity during the Transition Period primarily reflects the net proceeds of the equity issuance from the private placement completed on August 6, 2025 in which we issued approximately 357.8 million shares of common stock at $0.335 per share, for an aggregate purchase price consisting of 1,000 Bitcoin and $15 million in cash. As such, a substantial portion of our assets consist of Bitcoin. We view our Bitcoin holdings as long-term strategic reserves rather than trading assets although we may convert Bitcoin to cash periodically to fund operations. During the Transition Period, liquidity was primarily utilized to fund operating expenses and working capital requirements. Management believes that existing liquidity and digital asset holdings are sufficient to fund operations for at least 12 months after issuance of these consolidated financial statements. Management expects that the Company may supplement its cash resources with additional liquidity sources as it executes its business plan. These sources may include sales of Bitcoin, potential Bitcoin-collateralized financing arrangements, related-party or other investor financing, and other debt or equity financings.

On March 18, 2026, we entered into a secured borrowing facility with Payward Interactive, Inc., providing for aggregate borrowings of up to $25 million during the term of the Facility, which matures on March 18, 2027. The Facility is collateralized by a portion of our Bitcoin treasury holdings and bears interest at a rate of 8.5% per annum. The Facility includes customary margin maintenance provisions that may require us to pledge additional Bitcoin collateral or partially repay outstanding borrowings in the event of a decline in the market value of Bitcoin. Proceeds from the Facility will be used primarily to fund further development costs of the tokenized deposit program offering, including costs paid to our affiliate, Vast Holdings, Inc., under the terms of the Affiliate Services Agreement we simultaneously entered into on March 18, 2026. Pursuant to the terms of the Agreement, we will reimburse Vast for the cost it incurs to perform certain strategic, operational, and administrative services in support of the further development of the tokenized deposit program offering. We believe that it will be more economical and efficient for certain services necessary for these operations to be performed by officers, employees or consultants of Vast, recognizing that cost reimbursements to Vast must be at least on or favorable to market terms. Total reimbursements under the Agreement are capped at $10.5 million during the term of the Agreement, unless mutually agreed upon with Vast and are subject to detailed invoicing, documentation, and approval requirements. The Agreement expires on December 31, 2026.

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

The following table reconciles Adjusted EBITDA to net loss, the most closely comparable GAAP financial measure, for the Transition Period and the comparable prior-year period:

	Three Months Ended,		Years Ended,
	December 31, 2025	December 31, 2024	September 30,	September 30,
	(Transition Period)	(Unaudited)	2025	2024
Net Loss	$(27,456,000)	$(4,666,000)	$(22,123,000)	$(16,582,000)
Plus: Change in fair value of digital assets	27,193,000	-	823,000	-
Plus: Stock-based compensation	11,868,000	551,000	8,774,000	3,318,000
Subtract: Income tax benefit	(15,737,000)	-	(173,000)	-
Plus: Interest expense	11,000	1,184,000	2,834,000	1,514,000
Plus: Loss on debt settlements, net	-	728,000	942,000	-
Adjusted EBITDA	$(4,121,000)	$(2,203,000)	$(8,923,000)	$(11,750,000)

Financing Transactions Related to the August 2025 Private Placement

There were no financing transactions completed during the Transition Period. The Company’s liquidity position during the period reflects the impact of the private placement completed on August 6, 2025, pursuant to which we issued approximately 357.8 million shares of common stock to Goldeneye 1995 LLC at a purchase price of $0.335 per share, for aggregate consideration consisting of 1,000 Bitcoin and $15 million in cash. The cash proceeds were used primarily to repay or redeem outstanding preferred equity and convertible debt, pay transaction-related costs, and fund working capital. In connection with the transaction, holders of our Series C and Series D Convertible Preferred Stock elected redemption for approximately 8.3 million shares of common stock, certain holders of convertible debt elected conversion for $75,000 in cash and approximately 3.3 million shares of common stock, we issued an aggregate of 7.8 million shares of common stock to financial advisors, the sole holder of Series H Convertible Preferred Stock elected redemption for $654,276 in cash and 2,000,000 shares of common stock, and we repaid in full the Lind Global Fund II LP promissory note for approximately $2.35 million, including prepayment penalties. As a result of these transactions the Company eliminated all outstanding preferred equity and convertible debt and simplified its capital structure. The remaining proceeds continue to support the Company’s ongoing operations and strategic initiatives.

Operating Activities

Net cash used in operating activities during the Transition Period was $4,630,194, which was primarily attributable to the net loss for the Transition Period of $27,455,848, partially offset by non-cash expenses of $22,273,348. Non-cash expenses during the Transition Period were primarily comprised of stock-based compensation expense of $11,868,452, unrealized losses related to the change in the fair value of digital assets of $27,192,987, partially offset by net gains on derivatives of $1,101,011, and the deferred income tax benefit of $15,736,607.

The net operating cash outflows primarily reflect operating expenses incurred with the Company’s strategic transition following the August 2025 capital investment, including the introduction of digital-asset treasury activities, partially offset by reduced legacy research and development expenditures.

Financing Activities

Net cash used in financing activities during the Transition Period was $99,497, which was primarily attributable to repayments of notes payable during the Transition Period.

The financing cash flows primarily reflect the timing of debt repayments, the absence of capital-raising activity during the Transition Period, and reduced reliance on external financing following the August 2025 capital investment.

Capital Requirements and Future Liquidity

We expect to continue incurring operating losses as we fund the further development of our tokenized deposit program. Our ability to sustain operations and execute our strategy depends on our capacity to raise additional capital through equity or debt financings, monetize Bitcoin holdings, including through potential sales, or obtain other sources of liquidity, including potential Bitcoin-collateralized financing arrangements, or related-party or other investor financing.

Future capital needs will depend on, among other things:

•	potential licensing or technology-development expenditures,

•	regulatory and compliance costs associated with financial technology activities, and

•	any acquisitions or strategic investments.

Management has completed its evaluation of whether a divestiture of the legacy non‑invasive sensor business may enhance strategic focus and longer‑term value. See Item 1 — Business — Science Division for additional background regarding the planned divestiture of the legacy sensor operations.

Based on our current projections, management believes we have adequate resources to meet our obligations for the next twelve months. As we continue to execute our business strategy, management may supplement cash on hand with additional liquidity sources, which could include digital asset sales, financing arrangements, or other debt or equity financings. Continuation of operations beyond that period will depend on market conditions for additional capital and the financial performance of our tokenized deposit program.

Contractual Obligations and Commitments

Our contractual cash obligations as of December 31, 2025 are summarized in the table below.

		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years
Operating leases	$257,648	$101,412	$156,236
	$257,648	$101,412	$156,236

As of December 31, 2025, digital assets totaling approximately $25,447,882 were pledged as collateral under agreements that permit the secured party to exercise control and liquidate such assets under certain conditions, including events of default or margin deficiencies related to our derivative trading strategy. As of December 31, 2025, we had experienced no such events of default or margin deficiencies.

We had no other off-balance-sheet arrangements as of December 31, 2025.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Valuation of Digital Assets

We hold Bitcoin as the principal component of our consolidated balance sheet. Digital assets such as Bitcoin are initially recorded at cost and subsequently measured at fair value, with changes in fair value recognized in the line item, change in fair value of digital assets.

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

The large majority of our Bitcoin holdings are custodied by a third-party institutional custodian under multi-signature cold-storage arrangements designed to mitigate security risk.

Digital assets - receivable, net

When we pledge collateral to a third-party entity, we first evaluate whether to derecognize such digital assets based on an evaluation of relevant control and asset derecognition considerations. If we conclude derecognition is appropriate, we derecognize the digital asset collateral that we no longer control and recognize a right to receive back in the future such pledged digital assets.

In accordance with ASU 2023-08, digital asset receivable is recorded at the fair value of the underlying digital assets. Throughout the period that the digital asset receivable is outstanding, the receivable will be measured at fair value of the underlying loaned digital asset with changes recorded in changes in fair value of digital assets in current period earnings.

We consider and account for the credit risk of the counterparty using the principles in Topic 326 – Financial Instruments - Credit Losses (“Topic 326”) to measure any credit impairment. The digital asset receivable is presented net of any allowance for credit losses if deemed material. We utilize the probability of default (“PD”) loss given default (“LGD”) approach to estimating the allowance for credit loss (“ACL”) at origination and subsequent reporting periods. In order to apply the PD LGD approach, management considers the lifetime of the digital asset receivable, the reasonable and supportable forecast period, and the PD LGD. As of December 31, 2025, the Company did not record an allowance for credit losses as management’s current estimate of expected credit losses was immaterial.

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

Stock-Based Compensation

Estimating the fair value of stock‑based awards requires significant judgment, including assumptions regarding expected volatility, risk‑free interest rates and expected term. Changes in these inputs may materially affect compensation expense. See Note 10 — Equity Incentive Plans for additional information regarding our stock‑based compensation accounting. We account for stock-based awards under ASC 718, Compensation – Stock Compensation. The fair value of stock options and warrants is estimated using the Black-Scholes-Merton option-pricing model, which requires assumptions regarding expected volatility, risk-free interest rates, expected term, and dividend yield. For restricted stock awards, fair value is based on the closing market price of our common stock on the grant date.

Because volatility and expected-term assumptions involve significant judgment, changes in these inputs could materially affect compensation expense recognized under the Amended and Restated 2021 Equity Incentive Plan (see “Executive Compensation” in Part III of this report, which is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders).

Convertible Instruments and Derivatives

Evaluating embedded conversion and redemption features requires judgment, including volatility estimates and discount‑rate assumptions that may result in non‑cash gains or losses. See Notes 3 and 5 for additional information on our accounting for convertible instruments and embedded derivatives prior to the Transition Period. When we issued convertible debt or equity instruments that may have contained embedded conversion or redemption features, we evaluated whether those features required bifurcation and separate accounting as derivatives under ASC 815. Determining the fair value of embedded derivatives involves the use of valuation models incorporating market-based assumptions, such as the volatility of our stock price, expected term, and discount rates. Future volatility or interest-rate changes could result in material non-cash gains or losses each period.

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

Going Concern

In accordance with ASC 205-40, management evaluates our ability to continue as a going concern for a period of one year after the date the financial statements are issued. Our assessment considers current cash on hand, expected cash flows from operations, and our ability to raise additional capital. In March 2026, the Company analyzed its cash requirements and operations at least through March 2027 and determined that, based upon the Company’s current available cash, digital asset holdings, and expected operations, the Company has no substantial doubt about its ability to continue as a going concern. While the capital investment significantly improved our liquidity, our business model remains dependent on external financing and the value of digital assets, both of which are subject to market volatility and investor sentiment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited consolidated financial statements for the Transition Period are submitted as a separate section of this report on Form 10-K, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the Transition Period. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the Transition Period, December 31, 2025, our disclosure controls and procedures are effective at the reasonable assurance level.

b) Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of the end of the Transition Period. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of the end of the Transition Period. In making this assessment, management considered the effects of the August 2025 capital investment, which resulted in significant changes to our ownership, leadership team, treasury strategy, and operating structure. As a result, our control environment and financial reporting processes continue to be enhanced and documented to reflect our evolving business model, including controls related to our Bitcoin treasury strategy.

Pursuant to Regulation S-K Item 308(b), and because we qualify as a smaller reporting company, this Transition Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

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

c) Changes in Internal Control over Financial Reporting

During the Transition Period, other than the continued integration and documentation of controls related to the August 2025 capital investment and our Bitcoin treasury activities, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to evaluate and enhance control activities related to digital-asset custody, valuation, treasury operations, and related financial reporting processes to ensure our internal control over financial reporting remains effective as our operations evolve.

ITEM 9B. OTHER INFORMATION.

Master Loan Agreement

On March 18, 2026, the Company entered into a Master Loan Agreement (the “MLA”) with Payward Interactive, Inc. (the "Lender") pursuant to which the Company may, from time to time, borrow fiat currency or digital assets on the terms set forth therein in an aggregate principal amount of up to $25.0 million for up to a twelve-month term, subject to execution of one or more individual loan term sheets. The MLA contains customary conditions, initial collateral requirements, collateral maintenance and liquidation mechanics, and early return and recall rights.

Borrowings under the MLA are solely secured by Bitcoin collateral held in and subject to collateral maintenance requirements based on specified margin ratios. The Bitcoin collateralizing the borrowing facility is held for the benefit of the Lender by an affiliate of the Lender, Payward Financial, Inc. (the "Custodian") and subject to an account control agreement by and among the Lender, the Company and the Custodian.

On March 20, 2026, the Company entered into a term sheet for a fixed-term loan of $5.0 million bearing a fee of 8.5% per annum under the MLA maturing on March 18, 2027. The obligations under the MLA are prepayable at the Company's option after an initial term of three months. The MLA provides the Company with an additional source of liquidity to support its operations and strategic initiatives, primarily the further development and future launch of the tokenized deposit program.

The foregoing summary of the MLA does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.34 of this Transition Report on Form 10-K and incorporated herein by reference.

Affiliate Services Agreement

On March 18, 2026, the Company entered into an Affiliate Services Agreement (the “Services Agreement”) with Vast Holdings, Inc. ("Vast"), an affiliated entity, pursuant to which the Company will reimburse Vast for the cost it incurs to perform certain strategic operational, and administrative services in support of the further development of the tokenized deposit offering. Total reimbursements under the Services Agreement are capped at $10.5 million during the term of the Agreement, unless mutually agreed upon with Vast with costs reimbursed by the Company as incurred and subject to detailed invoicing, documentation, and approval requirements. The Services Agreement expires on December 31, 2026. The Services Agreement and the transactions contemplated thereunder constitute related party transactions. Accordingly, the Services Agreement was reviewed and approved by the independent Audit Committee of the Company's Board of Directors (the "Board") and the Board prior to its execution.

The foregoing summary of the Services Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.35 of this Transition Report on Form 10-K and incorporated herein by reference.

Trading Plans

During the Transition Period ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated any ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ in each case as defined in Item 408(a) of Regulation S-K. During the same period, the Company did not adopt or terminate any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Part III (Items 10–14) of Form 10-K is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after December 31, 2025, except as otherwise stated below.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by Item 10 of Part III of Form 10-K is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by Item 11 of Part III of Form 10-K is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Item 12 of Part III of Form 10-K is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by Item 13 of Part III of Form 10-K is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by Item 14 of Part III of Form 10-K is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after December 31, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

The Company’s financial statements for the Transition Period, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of BPM LLP (PCAOB ID 207)	F-1
Consolidated Balance Sheets as of December 31, 2025, and September 30, 2025	F-2

Consolidated Statements of Operations for the Transition Period from October 1, 2025 through December 31, 2025, Three Months Ended December 31, 2024, Year Ended September 30, 2025, and Year Ended September 30, 2024

F-3
Consolidated Statements of Stockholders’ Equity (Deficit) for the Transition Period from October 1, 2025 through December 31, 2025, Year Ended September 30, 2025, and Year Ended September 30, 2024	F-4

Consolidated Statements of Cash Flows for the Transition Period from October 1, 2025 through December 31, 2025, Three Months Ended December 31, 2024, Year Ended September 30, 2025, and for the Year Ended September 30, 2024

F-5
Notes to Consolidated Financial Statements	F-6

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Restated Articles of Incorporation, dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 14, 2023).
3.2	Certificate of Amendment to Articles of Incorporation, dated July 31, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 1, 2025).
3.3	Certificate of Amendment of Articles of Incorporation, dated August 6, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 7, 2025).
3.4	Amended and Restated Series C Certificate of Designation, dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023).
3.5	Third Amended and Restated Series D Certificate of Designation, dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023).
3.6	Series D Certificate of Correction of Know Labs, Inc., dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023).
3.7	Series C Certificate of Correction of Know Labs, Inc., dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023).
3.8	Certificate of Withdrawal of Series F Preferred Stock, dated August 10, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023).
3.9	Certificate of Designation of Series F Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 3, 2018).
3.10	Certificate of Amendment to Articles of Incorporation, dated October 29, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed, filed October 30, 2024).
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

3.14	Second Amended and Restated Bylaws, dated October 15, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 7, 2021).
3.15	Amendment to the Second Amended and Restated Bylaws, dated December 15, 2025 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on December 19, 2025).
4.1†	Amended and Restated USBC, Inc. 2021 Equity Incentive Plan (incorporated by reference to the Company’s Form 8-K, filed October 3, 2025).
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 19, 2025).
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

10.3

Common Stock Purchase Warrant issued by Know Labs, Inc. to Boustead Securities, LLC on September 20, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 21, 2022).

10.4

Extension of Warrant Agreement dated December 7, 2022 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 9, 2022).

10.5

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

10.8

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

10.10	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 13, 2024).
10.11	Unit Purchase Option, dated August 9, 2024, between the Company and Sutter Securities Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 13, 2024).
10.12	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 16, 2024).
10.13	Warrant Agency Agreement, August 15, 2024, between the Company and Equinity Trust Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 16, 2024).
10.14	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 17, 2024)
10.15	Warrant Agency Agreement, December 16, 2024, between the Company and Equinity Trust Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 17, 2024)
10.16

Extension of Warrant Agreement dated December 17, 2024 by and between Know Labs, Inc. and Clayton A. Struve (incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 18, 2024).

10.17

Capital on Demand Sales Agreement, dated December 31, 2024, by and between Know Labs, Inc. and JonesTrading Institutional Services LLC (incorporated by reference to the Company's Current Report on Form 8-K, filed January 2, 2025).

10.18	Promissory Note, dated February 28, 2025, issued by the Company to 1800 Diagonal Lending LLC (incorporated by reference to the Company’s Annual Report on Form 10-K, filed on December 19, 2025).

10.19	Promissory Note Conversion Agreement between Know Labs, Inc. and J3E2A2Z LP, dated June 2, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 4, 2025).
10.20	Securities Purchase Agreement, dated June 5, 2025, by and between the Company and Goldeneye 1995, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 6, 2025).
10.21	Form of Support Agreement, by and between the Company, Goldeneye 1995, LLC and certain stockholders (incorporated by reference to Company’s Current Report on Form 8-K, filed June 6, 2025).
10.22

Registration Rights Agreement, dated September 19, 2025, by and among the Company, Goldeneye 1995, LLC, Cohen & Company Securities, LLC and Fifth Era LLC (incorporated by reference to the Company’s Registration Statement on Form S-1, filed on September 19, 2025).

10.23†	Amendment No. 1 to the Amended Employment Agreement of Ronald Erickson (incorporated by reference to Company’s Current Report on Form 8-K, filed June 6, 2025).
10.24

Asset Management Agreement, dated August 5, 2025, by and between the Company and Hyrcanian Asset Management, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 7, 2025).

10.25†	Employment Agreement, dated August 6, 2025, by and between the Company and Robert Gregory Kidd (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 7, 2025).
10.26†	Employment Agreement, dated August 6, 2025, by and between the Company and Kitty Payne (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 7, 2025).
10.27†	Form of ISO Award Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 7, 2025).
10.28†	Form of NQSO Award Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 7, 2025).
10.29†	Form of Restricted Stock Award Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 7, 2025).
10.30†	Form of Indemnification Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 15, 2025).
10.31

Amendment No. 1 to Registration Rights Agreement, dated November 18, 2025, by and among the Company, Goldeneye 1995, LLC, Cohen & Company Securities, LLC and Fifth Era LLC (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 19, 2025).

10.32

Amended and Restated Digital Asset Management Agreement, dated December 12, 2025, by and between the Company and Hyrcanian Asset Management, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 19, 2025).

10.33*†	Separation and General Release Agreement, dated January 6, 2026, by and between the Company and Kirk Chapman.
10.34*#	Master Loan Agreement, dated March 18, 2026, between USBC, Inc. and Payward Interactive, Inc.
10.35*	Affiliate Services Agreement, dated March 18, 2026, between USBC, Inc. and Vast Holdings, Inc.
19	Insider Trading Policy of USBC, Inc. dated September 24, 2025 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 19, 2025).
21.1*	Subsidiary of the Registrant.
23.1*	Consent of BPM LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	USBC, Inc. Compensation Recovery Policy dated September 24, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 1, 2023).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page from the Company’s Report on Form 10-K for the Transition Period formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith
**	Furnished herewith
†	Executive compensation plan or arrangement
#

Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

USBC, Inc. (formerly Know Labs, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of USBC, Inc. (formerly Know Labs, Inc.) and its subsidiary (the “Company”) as of December 31, 2025 and September 30, 2025, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the three-month period ended December 31, 2025 and each of the two years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and September 30, 2025, and the results of its operations and its cash flows for the three-month period ended December 31, 2025 and each of the two years in the period ended September 30, 2025 in conformity with the accounting principles generally accepted in the United States of America.

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

Evaluation of Audit Evidence Pertaining to the Existence and Control of Digital Assets

As described in Note 3 to the consolidated financial statements, the Company records digital assets at cost and subsequently measures at fair value, with changes in fair value recognized in change in fair value of digital assets. As of December 31, 2025, the fair value of the Company’s digital assets was $86,637,784. The Company’s digital asset holdings are custodied by a third-party institutional custodian under multi-signature cold-storage arrangements designed to mitigate security risk.

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

Addressing the critical audit matter involved performing procedures and evaluating audit evidence over the digital assets in connection with forming our overall opinion on the consolidated financial statements. We evaluated the design and implementation of certain internal controls over the digital assets process, including a control over the comparison of the Company’s records of digital assets held to the custodial records. We involved IT professionals with specialized skills and knowledge in blockchain technology, who assisted in evaluating certain internal controls over the digital assets process related specifically to the generation of the private keys and the storing of these keys. We obtained confirmation of the Company’s digital assets in custody as of December 31, 2025 and compared the total digital assets confirmed to the Company’s record of digital asset holdings. We performed a test of control and custody, including proof of ownership and tested reconciliation of digital assets to the public blockchain ledger. We applied auditor judgment in determining the nature and extent of audit evidence required, especially related to assessing the existence of the digital assets and whether the Company controls the digital assets.

/s/ BPM LLP

We have served as the Company’s auditor since October 2019.

Santa Rosa, California

March 24, 2026

USBC, INC.

 (FORMERLY KNOW LABS, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	September 30, 2025
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,092,308	$8,821,999
Prepaid expenses	291,174	228,030
Derivative assets	61,348	708,170
Digital assets - receivable, net	2,348,695	-
Total current assets	6,793,525	9,758,199

PROPERTY AND EQUIPMENT, NET	28,547	35,429

OTHER ASSETS:
Digital assets	86,637,784	115,042,951
Other assets	24,174	24,174
Operating lease right-of-use asset	186,900	218,475

TOTAL ASSETS	$93,670,930	$125,079,228

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$1,988,049	$1,828,919
Accounts payable - related parties	-	53,750
Accrued expenses	1,095,885	962,354
Current portion of convertible notes payable, net	-	88,428
Current portion of operating lease right-of-use liability	84,712	82,118
Derivative liabilities	509,022	724,255
Total current liabilities	3,677,668	3,739,824

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	150,106	172,245
Deferred tax liability	8,311,381	24,047,988
Total liabilities	12,139,155	27,960,057

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY
Common stock - $0.001 par value, 750,000,000 shares authorized, 388,143,679 shares issued and outstanding at December 31, 2025, and September 30, 2025	388,144	388,144
Additional paid in capital	271,689,292	259,820,840
Accumulated deficit	(190,545,661)	(163,089,813)
Total stockholders' equity	81,531,775	97,119,171

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,670,930	$125,079,228

The accompanying notes are an integral part of these consolidated financial statements.

USBC, INC.

(FORMERLY KNOW LABS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Years Ended,
	December 31, 2025 (Transition Period)	December 31, 2024 (Unaudited)	September 30, 2025	September 30, 2024
OPERATING EXPENSES-
RESEARCH AND DEVELOPMENT EXPENSES	$253,644	$802,102	$1,752,841	$6,114,121
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,874,077	1,965,133	16,293,752	9,109,362
Total operating expenses	17,127,721	2,767,235	18,046,593	15,223,483
OPERATING LOSS	(17,127,721)	(2,767,235)	(18,046,593)	(15,223,483)

OTHER INCOME (EXPENSE), NET
Interest income	38,312	13,824	66,280	155,248
Interest expense	(11,070)	(1,183,799)	(2,833,509)	(1,513,323)
Loss on debt settlements, net	-	(728,298)	(942,462)	-
Change in fair value of digital assets	(27,192,987)	-	(823,062)	-
Other derivative income, net	1,101,011	-	283,154	-
Total other expense, net	(26,064,734)	(1,898,273)	(4,249,599)	(1,358,075)

LOSS BEFORE INCOME TAXES	(43,192,455)	(4,665,508)	(22,296,192)	(16,581,558)

Income tax benefit	(15,736,607)	-	(172,843)	-

NET LOSS	(27,455,848)	(4,665,508)	(22,123,349)	(16,581,558)

Deemed dividends on Series C, D and H Preferred Stock	-	(32,552)	(2,230,582)	(313,536)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(27,455,848)	$(4,698,060)	$(24,353,931)	$(16,895,094)

Basic and diluted loss per share	$(0.07)	$(0.04)	$(0.39)	$(7.85)

Weighted average shares of common stock outstanding- basic and diluted (1)	388,143,679	108,468,489	63,055,205	2,151,700

(1) Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 40 reverse stock split that became effective on February 19, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

USBC, INC.

 (FORMERLY KNOW LABS, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series C Convertible		Series D Convertible		Series H Convertible						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional Paid in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	$	Shares (1)	Amount	Capital	Deficit	(Deficit)
Balance as of October 1, 2023	17,858	$1,790	10,161	$1,015	-	$-	2,008,962	$2,009	$125,579,886	$(121,840,788)	$3,743,912
Stock compensation expense	-	-	-	-	-	-		-	2,957,559	-	2,957,559
Issuance of common stock for stock option exercises	-	-	-	-	-	-	2,404	2	(2)	-	-
Issuance of common stock for services	-	-	-	-	-	-	11,337	11	196,999	-	197,010
Issuance of common stock for exercise of warrants	-	-	-	-	-	-	21,334	21	7,779	-	7,800
Common stock dividends on Series C and D Preferred Stock	-	-	-	-	-	-	80,038	80	(80)	-	-
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	-	-	313,536	(313,536)	-
Issuance of common stock for common stock offering	-	-	-	-	-	-	562,149	562	5,192,700	-	5,193,262
Issuance of shares and warrants in connection with debt offering	-	-	-	-	-	-	2,558	3	1,491,049	-	1,491,052
Expenses for extension of notes and warrants	-	-	-	-	-	-		-	594,761	-	594,761
Issuance of common stock for debt payment	-	-	-	-	-	-	13,666	14	239,986	-	240,000
Net loss	-	-	-	-	-	-	-	-	-	(16,581,558)	(16,581,558)
Balance as of September 30, 2024	17,858	1,790	10,161	1,015	-	-	2,702,448	2,702	136,574,173	(138,735,882)	(2,156,202)
Stock compensation expense	-	-	-	-	-	-	-	-	7,407,088	-	7,407,088
Issuance of common stock for services	-	-	-	-	-	-	1,408,731	1,409	1,094,733	-	1,096,142
Deemed dividends on Series C, D and H Preferred Stock	-	-	-	-	-	-	-	-	97,419	(97,419)	-
Issuance of common stock for Goldeneye 1995 LLC investment, net of tax	-	-	-	-	-	-	357,815,000	357,815	105,980,309	-	106,338,124
Issuance of common stock for transaction fee	-	-	-	-	-	-	7,819,098	7,819	-	-	7,819
Issuance of common stock for common stock offering	-	-	-	-	-	-	31,250	31	299,969	-	300,000
Deemed dividend due to repricing of Series C, D and H Preferred Stock	-	-	-	-	-	-	-	-	2,367,079	(2,133,163)	233,916
Issuance of common stock for At The Market common stock offering	-	-	-	-	-	-	1,708,727	1,709	1,282,642	-	1,284,351
Issuance of Series H Convertible Preferred Stock	-	-	-	-	16,916	1,184,066	-	-	702,335	-	1,886,401
Conversion of Series C and D Convertible Preferred Stock	(17,858)	(1,790)	(10,161)	(1,015)	-	-	8,333,440	8,333	-	-	5,528
Conversion of Series H Convertible Preferred Stock	-	-	-	-	(16,916)	(1,184,066)	2,000,000	2,000	668,000	-	(514,066)
Issuance of common stock for debt payment	-	-	-	-	-	-	6,324,991	6,326	2,833,594	-	2,839,920
Extension of warrants	-	-	-	-	-	-	-	-	513,499	-	513,499
Impact of reverse stock split due to rounding	-	-	-	-	-	-	(6)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(22,123,349)	(22,123,349)
Balance as of September 30, 2025	-	$-	-	$-	-	$-	388,143,679	$388,144	$259,820,840	$(163,089,813)	$97,119,171
Stock compensation expense	-	-	-	-	-	-	-	-	11,868,452	-	11,868,452
Net loss	-	-	-	-	-	-	-	-	-	(27,455,848)	(27,455,848)
Balance as of December 31, 2025	-	$-	-	$-	-	$-	388,143,679	$388,144	$271,689,292	$(190,545,661)	$81,531,775

(1) Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 40 reverse stock split that became effective on February 19, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

USBC, INC.

(FORMERLY KNOW LABS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,		Years Ended,
	December 31, 2025 (Transition Period)	December 31, 2024 (Unaudited)	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,455,848)	$(4,665,508)	$(22,123,349)	$(16,581,558)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,882	9,883	31,367	80,881
Stock based compensation - stock option grants	11,868,452	550,703	7,407,088	2,957,559
Issuance of common stock for services	-	-	1,096,142	277,011
Amortization of operating lease right-of-use asset	31,575	28,692	119,228	189,286
Loss on debt extinguishment	-	728,298	942,462	-
Interest expense for default of convertible notes	-	233,644	748,600	-
Interest expense for repricing of warrants	-	-	233,916	-
Interest expense for extension of notes and warrants	-	513,499	513,499	594,761
Amortization of debt issuance costs	11,070	386,762	1,185,691	830,948
Change in fair value of digital assets	27,192,987	-	823,062	-
Other derivative income, net	(1,101,011)	-	(283,154)	-
Deferred income taxes	(15,736,607)	-	(172,843)	-
Changes in operating assets and liabilities:
Prepaid expenses	(63,144)	-	(228,030)	-
Operating lease right-of-use liability	(19,545)	(30,132)	(103,925)	(178,408)
Derivative liabilities	(215,233)	-	-	-
Digital assets	(1,136,515)	-	-	-
Derivative assets	1,747,833	-	-	-
Other long-term assets	-	-	125,000	(133,408)
Accounts payable - trade, related parties and accrued expenses	238,910	345,733	2,089,538	(866,422)
NET CASH USED IN OPERATING ACTIVITIES	(4,630,194)	(1,898,426)	(7,595,708)	(12,829,350)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of research and development equipment	-	-	-	(66,352)
NET CASH USED IN INVESTING ACTIVITIES:	-	-	-	(66,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - Goldeneye 1995 LLC investment	-	-	15,000,000	-
Proceeds from issuance of common stock offering, net	-	-	300,000	5,193,262
Proceeds from issuance of common stock for warrant exercise	-	300,000	-	7,800
Proceeds from At The Market common stock offering	-	-	1,284,351	-
Redemption of Series H Preferred Stock	-	-	(514,067)	-
Repayment of convertible notes payable	(99,497)	(480,000)	(3,419,332)	(982,450)
Proceeds from convertible notes payable	-	-	656,000	3,764,129
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(99,497)	(180,000)	13,306,952	7,982,741

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,729,691)	(2,078,426)	5,711,244	(4,912,961)

CASH AND CASH EQUIVALENTS, beginning of period	8,821,999	3,110,755	3,110,755	8,023,716

CASH AND CASH EQUIVALENTS, end of period	$4,092,308	$1,032,329	$8,821,999	$3,110,755

Supplemental disclosures of cash flow information:
Interest paid	$11,070	$39,000	$186,595	$140,000
Taxes paid	$-	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activity:
Deemed dividends on Series C, D and H Preferred Stock	$-	$32,552	$2,230,582	$313,536
Common stock issued for debt payment	$-	$1,308,964	$2,839,920	$240,000
Common stock issued for contribution of digital assets	$-	$-	$115,566,775	$-
Deferred tax liability recognized from contribution of digital assets	$-	$-	$24,220,831	$-
Common stock issued for conversion of Series H convertible preferred stock	$-	$-	$670,000	$-
Issuance costs from common stock offering	$-	$-	$-	$670,149
Warrants issued for debt offering	$-	$-	$-	$2,110,731
Conversion of notes payable into Series H convertible preferred stock	$-	$-	$1,886,401	$-
Bitcoin received from treasury trading strategy	$1,118,017	$-	$283,154	$-

The accompanying notes are an integral part of these consolidated financial statements.

USBC, INC.

 (FORMERLY KNOW LABS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Overview

USBC, Inc. (NYSE American: USBC) is a publicly-traded, diversified technology company with a strategic focus on developing innovative financial-services infrastructure to enable digital-asset banking capabilities and tokenized-deposit solutions for banks. Our principal executive offices are located in Reno, Nevada. We pursue long‐term value creation for our stockholders through advancement of our token offering, the “USBC deposit token,” and alignment of our research and business operations under a unified digital-finance and technology platform.

USBC, Inc. (the “Company”) was incorporated under the laws of the State of Nevada in 1998. As of December 31, 2025, the Company has authorized 750,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2025, only shares of common stock were issued and outstanding.

Corporate History and Development

Until August 2025, the Company operated under the name Know Labs, Inc. and was primarily focused on non-invasive diagnostic and sensor technologies. In August 2025, following the closing of a controlling-interest acquisition by Goldeneye 1995 LLC (an affiliate of our Chairman and Chief Executive Officer, Greg Kidd), the Company changed its corporate name to USBC, Inc. and its ticker symbol to “USBC” on the NYSE American effective August 15, 2025. Our corporate evolution reflects a strategic pivot to a financial-services and digital-assets platform while continuing to maintain technology capabilities from our legacy sensor business.

Securities Purchase Agreement

On June 5, 2025, the Company entered into a Securities Purchase Agreement with Goldeneye 1995 LLC, a Nevada limited liability company, whereby the Company issued 357.8 million shares of the Company’s common stock to the Buyer in a private placement equal to the per share purchase price of $0.335. The transaction was approved by shareholders and subsequently completed on August 6, 2025. The aggregate purchase price for the shares purchased by Goldeneye at the closing of the private placement was an amount equal to: (i) 1,000 Bitcoin ($115,567 per Bitcoin at time of transfer on August 6, 2025) plus (ii) a cash amount of $15 million.

2. LIQUIDITY AND GOING CONCERN

As of December 31, 2025, the Company had cash and cash equivalents of $4.1 million and an accumulated deficit of approximately $190.5 million. The Company has historically incurred recurring operating losses and negative operating cash flows and expects to continue to incur operating losses for the foreseeable future as it continues to invest in the development and scaling of its financial-technology platform and digital-asset initiatives.

For the three months ended December 31, 2025 (transition period), the Company incurred a net loss of approximately $27.5 million. For the fiscal years ended September 30, 2025 and September 30, 2024, the Company incurred net losses of approximately $22.1 million and $16.6 million, respectively.

In accordance with Accounting Standards Codification (“ASC”) 205-40, management evaluated the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. This assessment considered the Company’s cash on hand, expected cash flows from operations, and access to liquidity, including its Bitcoin treasury reserve. Based on this evaluation, management concluded that there is no substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

In addition to its existing liquidity resources, the Company continually evaluates potential financing alternatives to support its operating plan and long-term growth objectives.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – These consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include a three-month transition period ended December 31, 2025 resulting from the Company’s change in fiscal year-end. Accordingly, the results for the transition period are not necessarily comparable to the Company’s historical twelve-month fiscal periods. Unless otherwise indicated, references to “fiscal year 2025” refer to the fiscal year ended September 30, 2025, and references to the “Transition Period” refer to the three-month period ended December 31, 2025.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Particle. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – Management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements including, but not limited to, those estimates related to digital assets, digital assets receivable, derivatives, leases, debt stock-based compensation, and income taxes. Management believes that estimates utilized in preparing the financial statements are reasonable. Estimates, by their nature, are based on judgment and available information. As such, actual results could differ materially from these estimates included in these financial statements.

Cash and Cash Equivalents – The Company classifies highly liquid temporary investments with an original maturity of three months or less as cash equivalents.

Digital Assets – The Company began holding digital assets in the ordinary course of business as a treasury reserve asset upon receiving 1,000 Bitcoin as part of the closing of the Goldeneye capital investment on August 6, 2025. The Company holds Bitcoin principally as a long-term strategic treasury reserve and as a potential source of balance sheet flexibility and liquidity. From time to time, the Company may monetize a portion of its Bitcoin holdings, including through sales or collateralized financing arrangements, to fund operations, working capital needs, strategic initiatives or other corporate purposes.

As of December 31, 2025, the Company solely held Bitcoin in its corporate treasury. The Company views its Bitcoin as a productive asset, a source of liquidity, yield, and long-term capital appreciation. By activating substantially all of its Bitcoin holdings through structured trading arrangements, the Company seeks to generate incremental income that helps fund operations, expand infrastructure, and reduce the Company’s cost of capital. See description of the Company’s accounting policy for its digital asset derivatives below.

The Company generates yield through its derivative activities on its Bitcoin holdings and actively pursues risk-adjusted return opportunities that support its operating expenses. The Company reports its Bitcoin digital assets as part of the line item, non-current assets on the Consolidated Balance Sheets due to the Company’s intent to retain and hold Bitcoin under its Bitcoin investment approach. The Company engages in trading these assets via Bitcoin derivatives. Trades are executed over the counter via third party trading platforms. As of December 31, 2025, the Company had pledged 290 Bitcoin with a fair value of approximately $25.4 million as collateral under certain pledge agreements to support its derivative trading activities. Under the terms of these agreements, the secured party is permitted to exercise control and liquidate such pledged assets under certain conditions, including events of default or margin deficiencies. The Company did not have any events of default or margin deficiencies as of or during the Transition Period.

The 1,000 Bitcoin received on August 6, 2025 as part of the Goldeneye capital investment was recorded at an average price of $115,567 per Bitcoin. During the Transition Period and the fiscal year ended September 30, 2025, the Company obtained 12.757 Bitcoin, and 2.617, respectively, through its trading strategy, which has been recognized as other derivative income, net, in the Consolidated Statements of Operations. While the Company may periodically make open market purchases of Bitcoin or opt to sell a portion of the Bitcoin it obtains through its treasury trading strategy from time to time, the Company did not purchase or sell any Bitcoin or any other digital assets during the Transition Period or in fiscal 2025.

A summary of the Bitcoin outstanding as of December 31, 2025 were as follows:

	Digital assets	Digital assets - receivable, net
Bitcoin at fair value as of September 30, 2025	$115,042,951	$-
Bitcoin generated through trading	1,532,601	-
Fees	(396,086)	-
Collateral	(2,348,695)	2,348,695
Unrealized gain/(loss)	(27,192,987)	-
Bitcoin at fair value as of December 31, 2025	$86,637,784	$2,348,695

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

From time to time, blockchain protocols may initiate hard forks or third parties may distribute airdrops that result in the creation or receipt of new digital assets. The Company recognizes such assets only when it obtains control which generally occurs when (i) the asset is accessible within the Company’s custodial wallet environment, (ii) the Company can transfer, sell, or exchange the asset, and (iii) no legal or operational restrictions prevent disposition. When control is obtained, the new asset is recorded at its fair value on the date of recognition in accordance with ASC 820. The corresponding gain is recognized in other income (expense), net, in the Consolidated Statements of Operations. If the Company is unable to access or control the new asset (e.g., due to custodian limitations or unsupported network upgrades), no asset is recognized until such time as control is achieved. The Company does not actively pursue, solicit, or take technical actions to claim hard forks or airdrops and it does not engage in strategies designed to influence protocol events.

Subsequent to the Company’s adoption of ASU 2023-08 on July 1, 2025, the Company accounts for its digital assets, which are comprised solely of Bitcoin, at fair value as of the end of each reporting period. The fair value for its Bitcoin holdings is determined by which eligible market is the Company’s principal market under ASC 820, Fair Value Measurement. The Company determines its principal market annually to determine if (i) there have been recent changes to each market volume and level of activity in the trailing twelve months, (ii) if any markets have developed that the Company has access to, or (iii) if recent changes to each market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Company’s determination of its principal market. Bitcoin is considered a level 1 instrument.

The Company does not use derivatives, futures, options, or other hedging instruments to mitigate its exposure to Bitcoin price volatility. Accordingly, the carrying value of Bitcoin may experience significant fluctuations. Changes in the fair value of digital assets from period to period are recognized within change in the fair value of digital assets in the Consolidated Statements of Operations. The Company uses the specific identification method for its digital asset portfolio.

Digital Assets - Receivable, net – The Company pledges Bitcoin as collateral for its derivative trading activities. The digital assets receivables are initially measured upon transfer at fair value and subsequently remeasured at fair value each reporting period. The changes in fair value are recognized on the Consolidated Statements of Operations, in accordance with ASC 2023-08.

The digital assets receivable balance is evaluated for expected credit losses, in accordance with ASC 326 - Financial Instruments - Credit Losses (“ASC 326”). The Company estimates the allowance for credit losses on digital assets receivables under the current expected credit loss (“CECL”) model using a probability of default (“PD”) and loss given default (“LGD”) methodology. In order to apply the PD LGD approach, management considers the remaining expected time horizon of the receivables and reasonable and supportable forecasts of future conditions. If deemed material, an allowance for credit losses is recorded as a valuation account, directly offsetting the digital assets receivables on the Consolidated Balance Sheets. As of December 31, 2025, the Company had digital asset receivables outstanding of $2.3 million. No allowance for credit losses was recorded as of December 31, 2025 based on management’s estimate.

Property and Equipment – Equipment consists of machinery, and furniture and fixtures, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives or lease period of the relevant asset, generally three years. The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset).

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

Revenue generated from financial instruments such as derivatives and investments are not subject to Financial Accounting Standards Board (“FASB”) ASC 606 - Revenue from Contracts with Customers (“ASC 606”), including revenue generated from financial instruments, such as derivatives and digital assets. The Company recognizes realized gains and losses, net from the trading of derivative contracts which are reported in other derivative income, net, in the Consolidated Statements of Operations. The Company carries certain assets and liabilities at fair value with changes in fair value reported in Change in fair value of digital assets and other derivative income, net, in the Consolidated Statements of Operations. Refer to Notes 4 and 5 for more information regarding fair value measurement.

Research and Development Expenses – Research and development expenses consist of the cost of officers, employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s current research and development efforts are primarily focused on improving its radio frequency spectroscopy technology; extending its capacity and developing new and unique applications for this technology. The Company incurred research and development expenses of approximately $254,000 during the Transition Period and $1,752,841 for the year ended September 30, 2025.

Advertising – Advertising production and communication costs are expensed as incurred and included in selling, general and administrative expenses. Advertising and marketing expenses were $26,810 during the Transition Period, and $99,808 for the year ended September 30, 2025.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts payable, accrued expenses and accrued expenses - related parties approximate the fair value of the respective assets and liabilities as of December 31, 2025 and September 30, 2025 are based upon the short-term nature of the assets and liabilities. Digital assets and derivatives assets and liabilities are held at fair value in the Consolidated Balance Sheets and measured on a recurring basis.

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

Digital Asset Derivatives – As part of its Bitcoin yield generation strategy trading activities, the Company has entered into option derivative contracts on its Bitcoin holdings that resulted in obtaining the right to receive or obligation to deliver a fixed amount of Bitcoin crypto assets in the future. Derivatives are instruments that derive their value from changes in an underlying reference outside the control of the Company. Derivatives may be traded on an exchange (exchange-traded) or they may be privately negotiated contracts, which are usually referred to as over the counter (“OTC”) derivatives. The Manager settled the options in physical delivery. The Company accounted for these derivatives in accordance with ASC 815, Derivatives and Hedging.

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

Convertible Securities – Based upon ASC 815-15, the Company utilized a sequencing approach which outlined the application of ASC 815-40 to convertible securities. The Company evaluated its contracts based upon the earliest issuance date. In the event partial reclassification of contracts subject to ASC 815-40-25 was necessary, due to the Company’s inability to demonstrate it had sufficient shares authorized and unissued, shares were allocated on the basis of issuance date, with the earliest issuance date receiving first allocation of shares. If a reclassification of an instrument were required, it would have resulted in the instrument issued latest being reclassified first. No convertible securities were outstanding as of September 30, 2025 or December 31, 2025.

Net Loss per Share – Under the provisions of ASC 260, Earnings Per Share, basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Deemed dividends to preferred shareholders increase the net loss available to common shareholders and impact the net loss per share calculation.

As of December 31, 2025, and September 30, 2025, the Company had 388,143,679 shares of common stock issued and outstanding. As of December 31, 2025, the Company had options outstanding to purchase approximately 96,150,750 shares of common stock and warrants outstanding to purchase approximately 1,154,106 shares of common stock. As of September 30, 2025, the Company had options outstanding to purchase 48,634,500 shares of common stock and warrants outstanding to purchase 1,204,106 shares of common stock. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the December 31, 2025, and September 30, 2025 calculation of net loss per share because their impact is antidilutive.

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

ASC 740, Income Taxes, requires that the tax benefit of NOLs, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because the Company had previously concluded, based on all available evidence, it was not “more-likely-than-not” that sufficient tax earnings will be generated to utilize the NOL carryforwards, a corresponding valuation allowance equal to 100% of the Company’s total federal and state deferred tax assets was established as of September 30, 2025. Subsequent to September 30, 2025, the Company believes that the unrealized gain on its digital asset holdings may present future taxable income, and has reversed the approximately $5.7 million valuation allowance as of December 31, 2025.

The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. The Company did not have any interest or penalties associated with unrecognized tax benefits for any periods presented in the accompanying financial statements.

On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”), which made permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA made changes to certain U.S. corporate tax provisions, with certain provisions effective in 2025 and others to be implemented in 2026 and subsequent years. The Company is currently assessing the potential implications of the legislation on its operations and on the Company's consolidated financial statements and will continue to monitor future administrative guidance and regulations that clarify the legislative text of the OBBBA and the bill’s potential effect on the Company’s income taxes.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. The standard is effective for the Company for annual periods beginning October 1, 2025 on a prospective basis with retrospective application permitted for all prior periods presented. The adoption will only impact annual disclosures. The Company adopted ASU No. 2023-09 for the Transition Period, with no material impact to the consolidated financial statements.

4. FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities recorded at fair value measured on a recurring basis consist of investments in digital assets and derivative assets and liabilities.

In determining the fair value of its digital assets, the Company is able to cite quoted prices as determined by the Company’s principal market. As such, the Company’s digital assets and digital asset - receivables, net which consist entirely of Bitcoin were determined to be Level 1 assets.

In estimating the fair value of its derivative assets and derivative liabilities, the Company uses a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities found on derivative exchanges. The Company determined that the derivative assets and liabilities are Level 2. Determining which category an asset or liability falls within the hierarchy requires significant judgment.

The Company has a money market account which is considered a Level 1 asset. The balance as of December 31, 2025 and September 30, 2025 was approximately $3,337,000 and $8,699,000, respectively.

There were no transfers in or out of Level 3 or between levels during the Transition Period or during the fiscal year ended September 30, 2025.

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

The underlying transactions and the corresponding contracts are marked to market at the end of each quarter and the fair value impacts are reflected within the consolidated financial statement line item, other derivative income, net in the Consolidated Statements of Operations. As of December 31, 2025, the Company had outstanding digital asset option contracts with gross notional values of approximately $114.8 million. As of September 30, 2025, the Company had outstanding digital asset option contracts with gross notional values of approximately $75.7 million. As of December 31, 2025, 100% of these contracts will mature within three months. As of September 30, 2025, approximately 70% of these contracts matured within three months and 30% matured within six months.

As of December 31, 2025, the Company had outstanding digital asset option contracts recognized as current assets within derivative assets with a fair value of approximately $61,348, and outstanding option contracts recognized as current liabilities within derivative liabilities with a fair value of approximately $509,022. As of September 30, 2025, the Company had outstanding digital asset option contracts recognized as current assets within derivative assets with a fair value of approximately $708,170, and outstanding option contracts recognized as current liabilities within derivative liabilities with a fair value of approximately $724,255. The Company had unrealized gain/(loss), net related to outstanding option contracts of approximately $637,090 as of December 31, 2025. The Company had unrealized gain/(loss), net, balance related to outstanding option contracts of approximately $(187,514) as of September 30, 2025 recognized within other derivative income, net on the Consolidated Statements of Operations. During the Transition Period, the Company recognized realized gain/(loss), net related to derivative contracts of approximately $463,921 within other derivative income, net on the Consolidated Statements of Operations. The Company had realized gain/(loss), net, balance related to all derivative contracts during the year ended September 30, 2025 of approximately $470,668 within other derivative income, net on the Consolidated Statements of Operations.

6. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2025 and September 30, 2025 was comprised of the following:

	Estimated Useful Lives	December 31, 2025	September 30, 2025
Machinery and equipment	3 years	$279,683	$279,683
Furniture and fixtures	3 years	21,367	21,367
Less: accumulated depreciation		(272,503)	(265,621)
		$28,547	$35,429

Depreciation expense totaled $6,882 during the Transition Period and $31,367 for the year ended September 30, 2025. Substantially all depreciation expense was classified in research and development expenses in the Consolidated Statements of Operations during the Transition Period and the year ended September 30, 2025.

7. LEASES

The Company evaluates lease agreements to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. Right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The incremental borrowing taking into consideration the Company’s credit quality and borrowing rate for similar assets is used in determining the present value of future payments. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

Lease expense is recorded within general and administrative expenses on the Company’s Consolidated Statements of Operations. The Company elected the package of transitional practical expedients, under which the Company (i) did not reassess whether any expired or existing contracts are or contain leases, (ii) the Company did not reassess the lease classification for any expired or existing leases and (iii) the Company did not reassess initial direct costs for any existing leases. Additionally, the Company elected the short-term lease recognition exemption, and does not recognize right-of-use assets or lease liabilities for leases with an initial term of twelve months or less. The Company also elected the practical expedient to not separate lease and non-lease components for all asset classes. In the event the Company is reasonably certain to exercise the option to extend a lease, the Company will include the extended terms.

The Company’s operating leases primarily relate to office and development facilities and generally have initial terms ranging from two to three years, with renewal options. ROU assets and Operating lease liabilities are recognized based on the present value of lease payments over the expected lease term. As of December 31, 2025 and September 30, 2025, ROU assets were $186,900 and $218,475, respectively, and operating lease liabilities were $234,818 and $254,363, respectively. During the Transition Period, and the year ended September 30, 2025, the Company recognized total lease expense of $36,882 and $136,000, respectively. During the Transition Period, and year ended September 30, 2025, cash paid for amounts included in the measurement of lease liabilities was $24,853, and $148,869, respectively.

The weighted average remaining lease term for the Company’s operating lease was approximately 19 months, and 22 months as of December 31, 2025 and September 30, 2025, respectively. The weighted average discount rate for the Company’s operating lease was 8.86% as of December 31, 2025 and September 30, 2025.

The minimum future lease payments as of December 31, 2025 and September 30, 2025 were as follows:

	Year Ended Dec 31,	Year Ended Sep 30,
2026	$101,412	$100,663
2027	156,236	181,838
Total remaining payments	257,648	282,501
Less imputed interest	(22,830)	(28,138)
Total lease liability	$234,818	$254,363

8. CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

As of December 31, 2025, the Company had no convertible notes payable or promissory notes outstanding. All legacy convertible notes and promissory notes were repaid, converted, or otherwise extinguished prior to December 31, 2025. Accordingly, there was no notes payable activity during the Transition Period from October 1, 2025 through December 31, 2025.

Convertible notes payable as of December 31, 2025 and September 30, 2025 are summarized below:

	December 31, 2025	September 30, 2025
Convertible note - 1800 Diagonal Lending LLC	$-	$88,428
	$-	$88,428

Short term - third party	$-	$88,428
	$-	$88,428

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

●            Convertible Promissory Notes with Clayton A. Struve

On August 6, 2025, the Company repaid in full and extinguished legacy obligations of $1,071,000 and interest of $107,952 under the Struve Loan Documents through a mix of $75,000 cash and 3,295,379 shares of the Company’s common stock at $0.335 per share. As of September 30, 2025, all obligations under the Struve Loan Documents had been satisfied. The Company recorded a loss on debt extinguishment of $195,470 for the fiscal year ended September 30, 2025 in loss on debt settlements, net on the Company’s Consolidated Statements of Operations.

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

On August 6, 2025, J3E2A2Z LP elected redemption of all 16,916 shares of the Company’s Series H Convertible Preferred Stock, including interest, for a combination of $654,276 paid to J3E2A2Z LP by the Company in cash and the issuance to J3E2A2Z LP of 2,000,000 shares of common stock at a conversion price of $0.335 per share. As of December 31, 2025, all obligations under Series H Convertible Preferred Stock had been satisfied. The Company recorded a deemed dividend of $679,020 related to the Series H Convertible Preferred Stock upon conversion.

●            Senior Convertible Note with Lind Global Fund II, LP

During the fiscal year ended September 30, 2025, the Company issued 3,029,621 shares of its common stock at $0.575 per share for a total value of $1,741,497 related to a principal payment of senior convertible debt with Lind Global Fund II, LP. On August 6, 2025, the Company paid $2,242,500 and a prepayment penalty of $112,125. The Company recorded a loss on debt extinguishment of $746,992 and interest expense of $133,748 during the year ended September 30, 2025. The Company recorded default interest expense of $748,600 during the year ended September 30, 2025 in loss on debt settlements, net on the Company’s Consolidated Statements of Operations. All obligations under the Senior Convertible Note had been satisfied as of December 31, 2025.

Promissory Note with 1800 Diagonal Lending LLC

On February 28, 2025, the Company entered into a Promissory Note with 1800 Diagonal Lending LLC, pursuant to which the Company issued a promissory note with principal face amount of $236,900 and received $200,000. The Note has a payoff balance of $265,328 and requires monthly installments of $33,166. The Company incurred expenses of $6,000, incurred an original interest discount of $30,900 and an interest expense of $28,428. The Promissory Note is unsecured and matured on December 30, 2025. During the Transition Period, and the fiscal year ended September 30, 2025, the Company repaid approximately $99,497, and $165,830, respectively. As of December 31 2025, the Promissory Note had been repaid in full and no amounts were remaining.

Original Issuance Discount Notes

During the fiscal year ended September 30, 2025, the Company entered into Original Issuance Discount Notes (the “Notes”) with three investors for approximately $200,000. The Notes’ payoff balance of $246,000 and interest of $4,866 were repaid during September 2025. As of December 31, 2025, all obligations under the Original Issuance Discount Notes had been satisfied.

Promissory Note with Goldeneye 1995 LLC

On July 28, 2025, Goldeneye 1995 LLC and the Company entered into a Promissory Note in connection with the private placement pursuant to which Goldeneye loaned the Company an aggregate amount of $210,000. On August 11, 2025, the Company repaid $210,519 to Goldeneye 1995 LLC upon closing of the private placement on August 6, 2025. As of December 31, 2025, all obligations under the Promissory Note had been satisfied.

During the Transition Period and the year ended September 30, 2025, the Company recognized total interest expense of approximately $11,070 and $1,185,689, respectively, related to the notes payable described above, including the amortization of related debt issuance costs.

9. EQUITY

Authorized Capital Stock

The following description summarizes important terms of the classes of our authorized capital stock as of December 31, 2025. This summary does not purport to be complete and is qualified in its entirety by the provisions of our articles of incorporation as amended, and our second amended and restated bylaws.

The Company’s authorized capital stock consists of 750,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.001 per share.

Outstanding Shares of Capital Stock. The Company’s common stock is the only security of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. All outstanding shares of the Company’s capital stock are fully paid and nonassessable. As of December 31, 2025, there were 388,143,679 shares of common stock issued and outstanding, held by 174 stockholders of record. This number does not include approximately 7,300 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Common Stock Activity

Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted. Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.

Transition Period

During the Transition Period, the Company did not issue any shares of common stock, and there were no equity financings, conversions, or share issuances. As of December 31, 2025 and September 30, 2025, the Company had 388,143,679 shares of common stock issued and outstanding.

Fiscal Year Ended September 30, 2025

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

During fiscal year 2025, the Company completed the conversion and redemption of all outstanding shares of its Series C, Series D, and Series H Convertible Preferred Stock in connection with strategic financing and recapitalization transactions. As of December 31, 2025, there were no shares of preferred stock issued or outstanding.

Warrants to Purchase Common Stock

Transition Period

During the Transition Period, warrants to purchase 50,000 shares of common stock at an exercise price of $61.20 per share were forfeited. There were no warrant issuances or exercises during the period.

As of December 31, 2025, the Company had warrants outstanding to purchase an aggregate of 1,154,106 shares of common stock at a weighted-average exercise price of $17.55 per share, with expiration dates through 2030. The vested warrants outstanding as of December 31, 2025 had an aggregate intrinsic value of $101,512, calculated based on the Company’s closing market price of common stock as of December 31, 2025.

A summary of the warrants outstanding as of December 31, 2025 were as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of October 1, 2024	1,233,547	$26.58
Issued	34,688	9.60
Exercised	-	-
Forfeited	(64,129)	(49.99)
Expired	-	-
Outstanding as of September 30, 2025	1,204,106	$19.37
Issued	-	-
Exercised	-	-
Forfeited	(50,000)	(61.20)
Expired	-	-
Outstanding as of December 31, 2025	1,154,106	$17.55

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

10. EQUITY INCENTIVE PLANS

On August 12, 2021, the Company established the 2021 Equity Incentive Plan, which was adopted by the Company’s shareholders on October 15, 2021. The 2021 Plan was approved for 20,000,000 shares of the Company’s common stock. Common stock reserved under the 2021 Plan increased to 22,000,000 shares on January 1, 2022. On October 25, 2024, shareholders approved a Plan Amendment which increased the maximum number of shares of our common stock that may be delivered to participants under the 2021 Plan to 40,000,000. Effective January 1, 2025, pursuant to the evergreen provisions of the 2021 Plan, the maximum number of shares of Common Stock authorized under the Plan was increased by 50,000 Shares to 1,050,000. On August 5, 2025, shareholders approved a Plan Amendment which increased the maximum number of shares of common stock that may be delivered to participants under the 2021 Plan to 50,000,000 shares.

Amended and Restated 2021 Equity Incentive Plan

On August 25, 2025, our Board of Directors approved, and on September 29, 2025, our stockholders adopted the Amended and Restated USBC, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), effective September 29, 2025, which increased the plan share reserve by 65,000,000 shares. The 2021 Plan was previously amended effective July 31, 2025 to increase the plan share reserve to a total of 50,000,000 shares.

Under the 2021 Plan, all 115.3 million shares of common stock available under the Plan Share Reserve, as well as future shares added through the evergreen feature, are eligible for grants as “incentive stock options” intended to qualify for special tax treatment under Section 422 of the Internal Revenue Code of 1986, as amended.

The 2021 Plan contains an evergreen provision pursuant to which, on January 1 of each calendar year during the term specified in the 2021 Plan, the number of shares available for issuance under the 2021 Plan automatically increases by a number of shares equal to the lesser of (i) 15,000,000 shares, (ii) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year and (iii) such lesser number of shares as determined by the Board, in each case subject to adjustment for any stock split, reverse stock split, stock dividend or similar change in capitalization.

Stock Option Activity

Transition Period

During the Transition Period, the Company issued stock option grants for 62,530,000 shares of common stock at a weighted average price of $1.07 per share and unvested stock option grants for 15,013,750 shares with an exercise price of $1.10 per share were forfeited. These options generally vest quarterly over three years beginning on the one-year anniversary of the grant date, with certain grants vesting earlier in accordance with the applicable award agreements. The options have contractual terms of ten years from the date of grant.

During the Transition Period, the Company repriced 48,620,000 stock options from an original exercise price of $2.45 per share to $1.10 per share, representing the closing market price of the Company’s common stock on the date of approval. The Company recognized incremental stock-based compensation expense of $1,217,564 related to the repricing during the Transition Period, in accordance with ASC 718.

Fiscal Year Ended September 30, 2025

During the fiscal year ended September 30, 2025, the Company issued stock option grants for 48,628,250 shares at a weighted average price of $2.45 per share. These options generally vest quarterly over three years beginning on the one-year anniversary of the grant date, with certain awards vesting earlier in accordance with the applicable award agreements.

A summary of the stock options outstanding as of December 31, 2025 were as follows:

		Weighted
		Averaged
	Options	Exercise Price
Outstanding as of September 30, 2024	687,668	32.54
Granted	48,628,250	2.45
Forfeitures	(681,418)	(32.40)
Outstanding as of September 30, 2025	48,634,500	2.46
Granted	62,530,000	1.07
Forfeitures	(15,013,750)	(1.12)
Outstanding as of December 31, 2025	96,150,750	1.08

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2025:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Outstanding	Exercisable	Exercisable
$0.44	750	4.33	$0.44	750	$0.44
$0.87	7,500,000	9.80	0.87	-	-
$1.10	88,650,000	9.69	1.10	4,280,000	1.10
	96,150,750	9.70	$1.08	4,280,750	$1.10

The significant weighted average assumptions relating to the valuation of the Company’s stock option grants issued and repriced during the Transition Period were as follows:

Assumptions
Dividend yield	0%
Exercise price	$1.08
Expected term	6.0 years
Expected volatility	70.3%
Risk free interest rate	3.8%

Stock Option Outstanding and Exercisable

As of December 31, 2025, stock option grants of 96,150,750 shares of common stock were outstanding under the 2021 plan, with a weighted average exercise price of $1.08 per share. The Company recognized stock-based compensation expense related to stock options of $11,868,452 for the Transition Period ended December 31, 2025 and $7,407,088 for the year ended September 30, 2025. As of December 31, 2025, there was $94,145,942 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average remaining vesting period of 3.61 years. Stock-based compensation expense is included within selling, general and administrative expenses in the Company’s consolidated Statements of Operations.

11. INCOME TAXES

The Company has opted to implement ASU 2023-09 on a prospective basis. The Company computes its income tax provision by applying the estimated annual effective tax rate to pretax income or loss and adjusts the income tax provision for discrete tax items recorded in the period. A summary of the income expense (benefit) for the period is as follows:

Income Before Taxes By Jurisdiction
12/31/2025
Domestic (U.S)	$(43,192,454)
Foreign	-
Total Income Before Taxes	$(43,192,454)

Income Tax Benefit
12/31/2025
Current Tax Expense
Federal	$-
State	-
Foreign	-
Total Current Tax Expense	$-

Deferred Tax Expense (Benefit)
Federal	$(15,736,607)
State	-
Foreign	-
Total Deferred Expense (Benefit)	$(15,736,607)

Total Income Tax Benefit	$(15,736,607)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the Transition Period is as follows:

Rate Reconciliation
	12/31/2025
Federal income tax provision at statutory rate	$(9,070,415)	21%
Changes in valuation allowances	(5,680,861)	13%
Other deferred	(1,142,774)	3%
Nontaxable or nondeductible items	157,443	2%
Effective tax rate	$(15,736,607)	39%

The Company’s effective tax rate differs from the federal statutory rate for the Transition Period principally due to the tax effect of the change in valuation allowance and nondeductible expenses.

The tax effects of temporary differences that give rise to the principal components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and September 30, 2025 are as follows:

Schedule of Deferred Tax assets
	December 31, 2025	September 30, 2025
Net operating loss carryforward	$2,265,231	$525,749
Unrealized Loss on Derivative Contracts	-	45,003
Stock based compensation	5,967,743	3,885,711
Research and Development	1,844,093	1,224,398
Accruals and reserves	63,009	-
Total Deferred Tax Assets	10,140,076	5,680,861
Valuation allowance against deferred tax assets	-	(5,680,861)
Net Deferred Tax Assets	$10,140,076	$-
Change in valuation allowance during the year	$5,680,861	$11,699,139

Schedule of Deferred Tax Liabilities
Unrealized Gain on Derivative Contracts	(94,411)	-
Unrealized Gain on Digital Assets	(18,357,046)	(24,047,988)
Net Unrealized Gain on Derivative Contracts and Digital Assets	$(18,451,457)	$(24,047,988)

Net Deferred Tax Liabilities	$(8,311,381)	$(24,047,988)

There were no income tax payments made during the Transition Period or the fiscal year ended September 30, 2025.

There were no state or foreign income taxes paid (net of refunds) exceeding 5 percent of total income tax paid (net of refunds).

The Company has incurred net losses since inception, which have generated net operating loss (NOL) carryforwards for federal and state tax purposes.

As of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $81.8 million, expiring in 2028-2038. In accordance with IRC Section 172, losses incurred after 2017 have an indefinite life. The Company does not recognize the majority of its state tax operating loss carryforwards as deferred tax assets as it no longer has any operation in those states.

Because the Company had previously concluded, based upon all available evidence, it was not “more-likely-than-not” that sufficient tax earnings will be generated to utilize the NOL carryforwards, a corresponding valuation allowance equal to 100% of the Company’s total federal and state deferred tax assets of approximately $5.7 million was established as of September 30, 2025. As of December 31, 2025, the Company has reversed the valuation allowance on its deferred tax assets as the unrealized gain on its digital asset holdings may present future taxable income.

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

As of September 30, 2025, the Company recorded a deferred tax liability with respect to the unrealized gain on its digital asset holdings of approximately $24.0 million to reflect the transfer of the 1,000 Bitcoin to the Company as part of the Goldeneye capital investment in a transaction qualifying under Section 351, and fair value adjustments due to extremely volatile digital asset markets.

As of December 31, 2025, the Company recorded a deferred tax liability with respect to the unrealized gain on its digital asset holdings of approximately $18.4 million related to its Bitcoin holdings and fair value adjustments due to extremely volatile digital asset markets.

The Company recognized an income tax benefit of $15,736,607, and $172,843 for the Transition Period, and the year ended September 30, 2025, respectively.

The Company is subject to possible tax examination by the IRS and various state taxing authorities for the years ended September 30, 2021 through December 31, 2025, although the Company is not currently under examination in any jurisdiction.

As of December 31, 2025, there were no uncertain tax positions. Management does not anticipate any future adjustments in the next twelve months which would result in a material change to its tax position. For the Transition Period and the year ended September 30, 2025, the Company did not have any interest and penalties.

12. SIGNIFICANT AND OTHER TRANSACTIONS WITH RELATED PARTIES

Transactions with Clayton A. Struve

On March 19, 2024, the Company signed an Extension of Warrant Agreement with Clayton A. Struve, a significant stockholder prior to the Goldeneye capital investment that closed on August 6, 2025, extending the exercise date of warrants covering 12,500 shares to March 19, 2026. On December 17, 2024, the Company signed an additional Extension of Warrant Agreement from 2025 to 2030 with Mr. Struve extending the exercise dates on four legacy warrant issuances originally dated August 4, 2016; August 14, 2017; December 12, 2017; and February 28, 2018, and initially extended to 2024 on December 7, 2022. The Company recorded no interest expense during the Transition Period, and recorded interest expense of approximately $513,499 during the year ended September 30, 2025 related to the additional extension of these warrants.

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

As of December 31, 2025, all obligations under the Series C and D convertible preferred instruments and convertible notes payable had been satisfied.

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

On June 5, 2025, the Company entered into a Securities Purchase Agreement with Goldeneye 1995 LLC providing for a private placement of our common stock. At the closing on August 6, 2025, the Company issued approximately 357.8 million shares of common stock to Goldeneye 1995 LLC in exchange for 1,000 Bitcoin and $15 million in cash. Under IRC Section 351 the basis of the Bitcoin from Goldeneye 1995 LLC will transfer over to the Company. As a result, the Company recognized a deferred tax liability of approximately $24 million.

As of December 31, 2025, Mr. Kidd beneficially owned approximately 82% of our outstanding common stock through Goldeneye 1995 LLC.

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

Transactions with our Vice Chair Linda Jenkinson and our non-CEO NEOs

On October 7, 2025, the Company’s Board approved a repricing of outstanding stock options granted on August 6, 2025 as permitted by our Amended and Restated 2021 Equity Incentive Plan, including options held by certain executive officers and directors. The exercise price of approximately 48.6 million outstanding options, including 4,760,000 options granted to our Vice Chair Linda Jenkinson and 1,790,000 and 7,140,000 options granted to our non-CEOs, Ms. Payne and Mr. Chapman, respectively, was reduced from $2.45 to $1.10 per share, the closing market price on the date of approval. The repricing applied uniformly to all participants and was reviewed and approved by the Board of Directors, which determined that the adjustment was in the best interests of stockholders to maintain the incentive and retention value of eligible awards in light of prevailing market conditions.

On October 7, 2025, our Board approved the grant of 55.0 million ten year stock options under the 2021 Plan, including 5,240,000 options granted to our Vice Chair Linda Jenkinson and 1,960,000 and 7,860,000 options granted to our non-CEO NEOs, Ms. Payne and Mr. Chapman, respectively.. The exercise price of the options granted was $1.10 per share, the closing market price of our common stock on the date of Board approval. The options will vest 25% of the shares on the one-year anniversary of the grant date and in quarterly installments thereafter over the next three years, subject to their continued service.

On December 15, 2025, the Company and Kirk Chapman mutually agreed that Mr. Chapman would depart from his position as Chief Operating Officer, effective immediately. The departure was not the result of any disagreement with the Company on any matter related to the Company's operations, policies or practices. On January 6, 2026, the Company entered into a separation agreement with Mr. Chapman, in connection with his departure. Mr. Chapman’s separation from the Company became effective on December 31, 2025, at which time all of his unvested option awards were forfeited.

Transactions with Former Director John Cronin and ipCapital Group, Inc.

Mr. Cronin served as a director beginning in November 2023 and was the Company’s Interim Chief Technology Officer from September 2024 to August 2025. He is Chairman and CEO of ipCapital Group, Inc., to which the Company paid approximately $239,000 in professional-service fees during the fiscal year ended September 30, 2025. The Company did not pay professional-service fees to Mr. Cronin during the Transition Period. No ongoing consulting or advisory agreements with Mr. Cronin or ipCapital Group, Inc. were in effect as of December 31, 2025. On November 19, 2025, Mr. Cronin provided the Company with notice of his resignation from the Board of Directors. His decision to resign was not the result of any disagreement with the Company or its management on any matter relating to the Company’s operations, policies, or practices.

Transactions with Vice Chair Linda Jenkinson, Chairman and CEO Robert Gregory Kidd and Vast Holdings, Inc.

Linda Jenkinson has served as the Company’s Vice Chair since August 2025 and is also the Chief Executive Officer and Chair of Vast Holdings, Inc., the holding company for Vast Bank. In 2024, the Company’s Chairman and CEO, Robert Gregory Kidd, personally invested $53 million of capital into Vast Holdings, Inc. to support Vast Bank. On October 23, 2025, the Company announced a strategic partnership with Vast Bank and Uphold to pursue retail tokenized U.S.-dollar deposit products. The Company’s collaboration with Vast Bank and Uphold contemplates joint development and pilot activities related to the deposit tokenization initiative. The terms of the collaboration were negotiated at arm’s length and reviewed by disinterested members of the Company’s Board. No payments were made to or received from Vast Bank during the Transition Period or the year ended September 30, 2025.

Transactions with Directors

During the Transition Period, the Company did not issue any shares of common stock. During the year ended September 30, 2025, the Company issued an aggregate of 150,000 shares of common stock to six directors for board service and valued the shares at $0.44 per share.

Other than the relationships described above, the Company did not engage in any material related-party transactions during the Transition Period, or the year ended September 30, 2025.

13. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. The Company is currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to the Company’s business.

Properties and Operating Leases

The Company maintains executive and research and testing facilities in Seattle, Washington. On March 2, 2024, the Company entered into a lease for 5,996 square feet at 619 Western Avenue, Suite 610, Seattle, Washington 98104, at a net monthly payment of $11,492, subject to 3% annual increases after the first year. The lease commenced on May 1, 2024 and is originally scheduled to terminate on July 31, 2027. On July 9, 2025, the Company entered into a Deferred Rent Agreement with the landlord, pursuant to which the Company paid $31,732 and deferred $91,094 of contractual base rent through the remaining lease term. As a result of the Deferred Rent Agreement, a portion of the Company’s contractual base rent is deferred, reducing the monthly cash payment for base rent to approximately $8,000, exclusive of applicable triple-net charges, with the deferred amounts payable over the remaining lease term.

The Company does not own any real property and believes the existing facilities are suitable and adequate for its current needs.

14. SEGMENT REPORTING

The Financial Accounting Standards Board, Accounting Standard Codification Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Makers (“CODMs”) to allocate resources and assess performance. The Company has determined that its Chief Executive Officer and Chief Financial Officer collectively function as the CODM because they jointly review consolidated operating results, evaluate performance and make decisions regarding the allocation of resources on a consolidated basis. The CODMs monitor the expense components of the various products and services we offer, but operations are managed and financial performance is evaluated on a corporation-wide basis in comparison to a business plan which is developed each year.

Although the Company conducts activities across multiple business initiatives, including digital asset treasury activities, product development related to tokenized deposits, and legacy technology development, the Company does not prepare or utilize separate financial information at a level below the consolidated financial statements. In addition, the CODMs do not regularly review revenue, expense, or profitability information by business line, product, or service. Accordingly, all operations are considered by management to be one operating segment and one reportable segment as contained in the Consolidated Statements of Operations included in the consolidated financial statements.

The CODMs use consolidated net income (loss) as reported in the consolidated financial statements, as the primary measure of performance for assessing results and allocating resources.

15. SUBSEQUENT EVENTS

Management evaluated subsequent events, for purposes of determining whether adjustment to or disclosure in the financial statements was required through the date the financial statements were issued. Subsequent to December 31, 2025, the Company had the following material transactions requiring disclosure:

Strategic Business Partnership with Vast Bank and Uphold

On January 20, 2026, the Company entered into a Strategic Partnership Agreement with Vast and Uphold, which formalized the parties’ respective roles in the tokenized deposit network, including the Company’s role as network operator, Vast’s role as the issuing bank, and Uphold’s role as platform developer and service provider. The agreement also establishes a revenue-sharing framework and other commercial terms governing the program. The Company’s Chairman and Chief Executive Officer Robert Gregory Kidd has significant ownership interests in Vast Holdings, Inc. (parent of Vast Bank) and Uphold and the Company’s Vice Chair, Linda Jenkinson, serves as President and Chair of Vast Holdings, Inc. No related party transactions requiring disclosure occurred between the Company and these entities during the fiscal year ended December 31, 2025.

Master Loan Agreement

On March 18, 2026, the Company entered into a Master Loan Agreement (the “MLA”) with Payward Interactive, Inc. (the “Lender”), pursuant to which the Company may, from time to time, borrow fiat currency or digital assets on the terms set forth therein in an aggregate principal amount of up to $25 million for up to a twelve-month term, subject to the execution of one or more individual loan term sheets. The MLA contains customary conditions, initial collateral requirements, collateral maintenance and liquidation mechanics, and early return and recall rights. Borrowings under the MLA are solely secured by Bitcoin collateral held in and subject to collateral maintenance requirements based on specified margin ratios. The Bitcoin collateralizing the borrowing facility is held for the benefit of the Lender by an affiliate of the Lender, Payward Financial, Inc. (the "Custodian") and subject to an account control agreement by and among the Lender, the Company and the Custodian.

On March 20, 2026, the Company entered into a term sheet for a fixed-term loan of $5.0 million bearing interest at a rate of 8.5% per annum under the MLA maturing on March 18, 2027. The obligations under the MLA are prepayable at the Company’s option after an initial term of three months. The MLA provides the Company with an additional source of liquidity to support its operations and strategic initiatives, primarily the further development and future launch of the tokenized deposit program. Proceeds from the Facility will be used primarily to fund further development costs of the tokenized deposit program offering, including costs paid to our affiliate, Vast Holdings, Inc. (“Vast”).

Affiliate Services Agreement

The Company entered into an affiliate services agreement with Vast (the “Agreement”) on March 18, 2026. Pursuant to the terms of the Agreement, the Company will reimburse Vast for costs incurred to perform certain strategic, operational, and administrative services in support of the further development of the tokenized deposit program offering. We believe that it will be more economical and efficient for certain services necessary for these operations to be performed by officers, employees or consultants of Vast, recognizing that cost reimbursements to Vast must be at least on or favorable to market terms. Total reimbursements under the Agreement are capped at $10.5 million during the term of the Agreement, unless otherwise mutually agreed upon with Vast and are subject to detailed invoicing, documentation, and approval requirements. The Agreement expires on December 31, 2026. Accordingly, the Agreement was reviewed and approved by the independent Audit Committee and the Company’s Board of Directors and the Board prior to its execution

Repricing, Issuance, and Forfeiture of Stock Option Grants

On March 18, 2026, the Company’s Board of Directors approved the repricing of all outstanding stock options, including (i) options originally granted in August 2025 and subsequently repriced in October 2025 to $1.10 per share, (ii) options granted in October 2025 with an exercise price of $1.10 per share, and (iii) options granted in October 2025 with an exercise price of $0.87 per share. The repricing reduced the exercise price of all such awards to $0.37 per share. No changes were made to the vesting schedules or contractual terms of these awards.

On March 18, 2026, the Company’s Board of Directors approved the issuance of stock option grants for an aggregate of 10,470,000 shares at an exercise price of $0.37 per share. The stock option grants expire in ten years and vest over four years.

Subsequent to December 31, 2025, 13,137,500 unvested stock options were forfeited pursuant to the terms of the 2021 Plan. Accordingly, such forfeited awards became available for future grant under the 2021 Plan.

Bitcoin Market Price Volatility and Potential Earnings Impact

Subsequent to December 31, 2025, digital asset markets have exhibited elevated volatility. The fair value of Bitcoin has declined significantly compared to its reported fair value as of December 31, 2025. ASU No. 2023-08 requires that the fair value of the Company’s Bitcoin holdings be measured at the end of each reporting period with gains and losses from changes in the value of Bitcoin recognized in net income (loss). As a result, the Company’s earnings results are highly sensitive to and directly correlated with changes in the market price of Bitcoin.

On March 22, 2026, the Company held 986.005 of Bitcoin with a fair value of $67,226,949 and had a digital asset receivable with a fair value of $2,714,002 or 39.80575 Bitcoin, which are both based on a fair value of $68,181 per Bitcoin. The Company has the ability to sell its Bitcoin holdings to fund operating expenses and product development costs and continually monitors market conditions and its liquidity needs. Any realized gains or losses upon disposition, if applicable, would be recorded in the Consolidated Statements of Operations in the period of sale.

None of these subsequent events affected conditions existing at December 31, 2025, and therefore, no adjustments have been made to the accompanying consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2026	USBC, INC.

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

SIGNATURE	TITLE	DATE

/s/ Robert Gregory Kidd	Chief Executive Officer and Director (principal executive officer)	March 25, 2026
Robert Gregory Kidd

/s/ Kitty Payne	Chief Financial Officer (principal financial and accounting officer)	March 25, 2026
Kitty Payne

/s/ Linda Jenkinson	Director, Vice Chair	March 25, 2026
Linda Jenkinson

/s/ Larry K. Ellingson	Director	March 25, 2026
Larry K. Ellingson

/s/ Ronald P. Erickson	Director	March 25, 2026
Ronald P. Erickson

/s/ William A. Owens	Director	March 25, 2026
William A. Owens

/s/ Jon Pepper	Director	March 25, 2026
Jon Pepper

/s/ Ichiro Takesako	Director	March 25, 2026
Ichiro Takesako

41