Form 10-K/A
period 2025-12-31
USBC, Inc.
filed 2026-04-27
CIK 1074828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

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
As of April 24, 2026, there were a total of 388,144,429 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

USBC, Inc.
Amendment No. 1 to Form 10-K
Transition Period Ended December 31, 2025

Explanatory Paragraph

On March 25, 2026, USBC, Inc. (the "Company") filed its Transition Report on Form 10-K for the transition period from October 1, 2025 to December 31, 2025 (the “Original Transition Period Form 10-K”) with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 on Form 10-K (the “Amendment”) is being filed solely to amend and supplement the Original Transition Period Form 10-K by including the information required by Part III.

We are filing this Amendment to provide the information required in Part III of Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the transition period covered by the Original Transition Period Form 10-K filed on March 25, 2026.

Except as expressly set forth in this Amendment, no other changes have been made to the Original Transition Period Form 10-K. This Amendment does not amend, update or otherwise change the financial statements or any other items or disclosures contained in the Original Transition Period Form 10-K, and it does not otherwise reflect events occurring after the filing date of the Original Transition Period Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Transition Period Form 10-K and with the Company’s other filings with the SEC made subsequent to the filing of the Original Transition Period Form 10-K.

Unless the context otherwise requires, references in this Amendment to the “Company,” “USBC,” “we,” “us” and “our” refer to USBC, Inc.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth, as of April 27, 2026, certain information regarding each of our current executive officers and directors, as well as the period during which each has served in such capacity.

Identification of Directors and Executive Officers
The following table sets forth the name, age, and position of our current directors and executive officers as of the date of this report:

Name	Age	Director/Executive Officer
Robert Gregory Kidd	67	Chairman and CEO
Kitty Payne	55	Chief Financial Officer, Secretary, and Treasurer
Linda Jenkinson	64	Director, Vice Chair
William A. Owens	85	Director
Jon Pepper	74	Director
Ichiro Takesako	66	Director
Larry K. Ellingson	80	Director

Executive Officers

Robert Gregory Kidd. Mr. Kidd serves as our Chief Executive Officer and Chairman of the Board and provides strategic oversight of our development of tokenized-deposit products, bank-partner program management, and Bitcoin-focused treasury strategy. He is the lead architect of our blockchain banking vision, having spent the better part of a decade developing the building blocks that now make fully compliant, tokenized U.S. dollar deposits possible.
Mr. Kidd is the co-founder and Chief Executive Officer of Hard Yaka since 2010 and, since 2024, the majority shareholder in Vast Bank Holdings, a nationally chartered bank. As an investor, Mr. Kidd provided first money at Twitter, Square (Block), Coinbase, Robinhood, and Solana. Other early investments include Ripple, Uphold, and Brave. After working at the consulting firm Booz Allen Hamilton from 1984 to 1990, Mr. Kidd took his first company, Dispatch Management Services (NASDAQ: DMSC), public on the Nasdaq with $250 million in revenue and 3,200 staff globally. He later served in the payments division of the Board of Governors of the Federal Reserve System from 2002 to 2004 and as a senior director at the financial regulatory consulting firm Promontory Financial Group from 2004 to 2010. Mr. Kidd also served as Chief Risk Officer at Ripple from 2013 to 2015. In 2024, Mr. Kidd was a nonpartisan candidate running for Congress in Nevada’s 2nd District. Mr. Kidd graduated with an A.B. from Brown University and earned an MBA from Yale University and an MPA in public policy from Harvard’s Kennedy School.

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

Kitty Payne. Ms. Payne serves as our Chief Financial Officer and has over 30 years of experience leading and serving public and private companies in the financial services industry. Prior to joining us, she served in a number of key executive leadership roles including Chief Financial Officer of First Entertainment Credit Union, a not-for-profit financial institution headquartered in Hollywood, California that supports creators of entertainment, from September 2024 to May 2025, and SVP, Controller and principal accounting officer of the Federal Home Loan Bank of San Francisco, a member-owned government-sponsored cooperative administering affordable housing mission contribution programs and providing low-cost funding to member institutions in California, Nevada and Arizona, from November 2021 to July 2024. She has also served as a Consultant to Hard Yaka Ventures since May 2025 and Chief Financial Officer of Community Bank of the Bay in Oakland, California (OTCBB: CBOBA) from July 2024 to October 2024. From February 2019 to November 2021, Ms. Payne served as Chief Financial Officer of Commercial Bank of California, a privately held commercial bank with dual headquarters in Orange County and Los Angeles, and its wholesale ACH financial technology subsidiary company. Ms. Payne also has extensive experience with public companies, including serving as an executive of Fidelity Bank (Nasdaq: LION) from 2013 to 2018, Capital Bank (Nasdaq: CBF) from 2010 to 2013 and First National Bank of the South (Nasdaq: FNSC) from 1999 through 2010. Ms. Payne is an alumna of the global professional services firm, KPMG, where she spent the first seven years of her professional career from 1992 to 1999. She holds a B.S. in Financial Management from Clemson University and is a Certified Public Accountant in the State of South Carolina.

Board of Directors

Linda Jenkinson. Ms. Jenkinson serves as Vice Chair of the Board of Directors and brings more than 25 years of global public company governance experience across multiple exchanges, including NASDAQ, NZX and ASX. She has served on boards in the financial services, technology and healthcare sectors and has chaired audit and risk, capital, remuneration and nominating committees. Ms. Jenkinson currently serves as Chair and Chief Executive Officer of Vast Holdings, Inc., the holding company for Vast Bank, N.A., a position she has held since February 2025. She also serves as Global Chair of Straker Limited (ASX: STL), a global AI translation company, since July 2025, and as a director of The Vinyl Group Ltd (ASX: VNL), a digital music platform, since November 2025.

Previously, Ms. Jenkinson served as Chair (Australia, United States and United Kingdom) of MedAdvisor Solutions Ltd (ASX: MDR), a medication adherence platform, from February 2022 to March 2025. She also served as a director of FleetPartners Group Limited (ASX: FPR), a vehicle leasing and fleet management company, from January 2018 to August 2023, where she chaired the remuneration committee and served on the audit committee. In addition, Ms. Jenkinson served as Chair of Guild Trustee Services and as a director of Guild Group, a diversified financial services organization, from August 2016 to December 2023. She also served as a director of Harbour Asset Management from January 2018 to August 2024 and as a director of Air New Zealand Limited (NZX: AIR), New Zealand’s national carrier, from June 2014 to October 2021.

Earlier in her career, Ms. Jenkinson co-founded Dispatch Management Services Corp. (NASDAQ: DMSC), where she served as Chief Executive Officer, and later founded LesConcierges, a global customer and employee experience company. She previously served as a partner at A.T. Kearney, where she helped build the firm’s global financial services practice.

Ms. Jenkinson holds a Bachelor of Business Studies from Massey University, is a Chartered Accountant in New Zealand and Australia, and earned an MBA from the Wharton School of the University of Pennsylvania.

We believe that Ms. Jenkinson is qualified to serve as a member of the Board because of her expansive governance experience spanning multiple exchanges.

William A. Owens. Admiral Owens has served as an independent director since May 2018. He currently serves as Chairman of Steel Grove Merchant Partners, LLC, an investment firm focused on middle-market opportunities, and as Chairman of Red Bison Technology Group, LLC, a prop-tech and managed services company providing digital infrastructure and edge computing solutions for commercial properties.
Admiral Owens is a retired four-star U.S. Navy Admiral. He served as Vice Chairman of the Joint Chiefs of Staff, the second-ranking officer in the United States military, where he played a central role in post-Cold War force restructuring and advancing technology integration across the armed services. During his military career, he also served as Commander of the U.S. Sixth Fleet and as Senior Military Assistant to the Secretaries of Defense. A career submariner, he commanded the USS Sam Houston, USS Michigan, and USS City of Corpus Christi. Admiral Owens also held positions as CEO of Nortel, a fortune 100 company, Chairman of AEA Asia, CEO of Teledesic, and Vice Chairman of the NYSE.

Admiral Owens is a graduate of the United States Naval Academy and earned degrees from Oxford University and George Washington University.

We believe that Admiral Owens possesses attributes that qualify him to serve as a member of the Board, including his extensive public company board experience and his financial and corporate governance expertise.

Jon Pepper. Mr. Pepper has served as an independent director since April 2006. Mr. Pepper is retired and was previously the founder of Pepcom, Inc., a company that produced press-only technology showcase events in the United States and internationally. He sold his ownership interest in Pepcom and retired from the business in 2018.
Earlier in his career, Mr. Pepper founded DigitalFocus, a newsletter covering digital imaging and emerging personal computer technologies, and worked as a journalist and columnist covering the technology industry. His work has appeared in numerous publications, including The New York Times, Fortune, PC Magazine, Men’s Journal, Working Woman, PC Week, and Popular Science.

Mr. Pepper studied at Union College in Schenectady, New York, and the Royal Academy of Fine Arts in Copenhagen. He remains active in nonprofit and private-company activities and in 2017 founded Mulberry Tree Films, a nonprofit organization that supports independent documentary films and creative projects.

We believe that Mr. Pepper possesses attributes that qualify him to serve as a member of the Board, including his marketing experience with technology companies.

Ichiro Takesako. Mr. Takesako has served as an independent director since December 2012. Mr. Takesako currently serves as Chief Executive Officer of At Signal, Inc., a position he has held since founding the company in 2017 following its acquisition of the operations of M2M Technologies, Inc., a Sumitomo-affiliated company.
Mr. Takesako previously held senior executive positions with Sumitomo Precision Products Co., Ltd. and its affiliates beginning in 1983. During his tenure, he served in leadership roles including General Manager of Sales and Marketing for the Micro Technology Division, Executive Director and Chief Liaison Officer(overseeing the operation of SPTS) of SPP Process Technology Systems(SPTS), and General Manager of Corporate Strategic Planning. He also served as Chief Executive Officer of M2M Technologies, Inc.

Mr. Takesako earned a Bachelor of Social Science degree from Waseda University in Tokyo, Japan.

We believe that Mr. Takesako possesses attributes that qualify him to serve as a member of the Board, including his experience as an executive officer and his prior leadership positions with Sumitomo.

Larry K. Ellingson. Mr. Ellingson has served as an independent director since November 2023. Mr. Ellingson is retired from Eli Lilly and Company, where he spent more than 30 years in a variety of leadership roles, including positions focused on global diabetes strategy and product planning. During his tenure, he held leadership roles across multiple therapeutic areas, including infectious disease, gastrointestinal, and cardiovascular disease, with a particular emphasis on endocrine conditions, including diabetes and obesity, prior to becoming head of the diabetes unit.
Mr. Ellingson took early retirement from Eli Lilly to serve as Chair of the Board of the American Diabetes Association, after having served on its board for several years. He is a co-founder of the Diabetes Leadership Council and remains active as a life member of its Board of Directors.

Mr. Ellingson holds a B.S. in Pharmacy from North Dakota State University and an Executive MBA from Babson College.

We believe that Mr. Ellingson possesses attributes that qualify him to serve as a member of the Board, including his global thought leadership experience and his continued contributions to our corporate governance and oversight.

Term of Office
Our directors serve until the next annual meeting of stockholders and until their respective successors are duly elected and qualified, or until their earlier death, resignation or removal. Our executive officers serve at the discretion of the Board.

Arrangements or Understandings Regarding Service
Except as described below, to our knowledge, there are no arrangements or understandings between any of our directors, executive officers or director nominees and any other person pursuant to which any such person was selected to serve as a director, executive officer or nominee. Mr. Kidd and Ms. Jenkinson were appointed to the Board in connection with the closing of the private placement consummated on August 6, 2025 and pursuant to the purchase agreement entered into with Goldeneye 1995 LLC.

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

Corporate Governance
Board Leadership Structure
The Board currently combines the roles of Chairman of the Board of Directors and Chief Executive Officer. Our Board does not have a policy as to whether the roles of Chairman of the Board of Directors and Chief Executive Officer should be separate or combined. Periodically, our Nominating and Corporate Governance Committee assesses these roles and the board leadership structure to ensure the interests of USBC and its stockholders are best served.
Both the Chairman and Chief Executive Officer positions are currently held by Robert Gregory Kidd. Our Board has determined that its current structure, with combined Chairman and Chief Executive Officer roles, is in the best interests of USBC and its stockholders at this time.
A number of factors support the leadership structure chosen by the Board, including, among others:
•The Chief Executive Officer has extensive knowledge of all aspects of our business and its risks, industry and customers. He is also intimately involved in USBC’s day-to-day operations and is best positioned to elevate the most critical business issues for consideration by the Board.
•The Board believes having Mr. Kidd serving in both capacities allows him to more effectively execute USBC’s strategic initiatives and business plans and confront its challenges.
•A combined Chairman and Chief Executive Officer structure provides us with decisive and effective leadership with clearer accountability to our stockholders and customers.
•This structure allows one person to speak for and lead the Company and the Board.
In our view, splitting the roles would potentially make our management and governance processes less effective through undesirable duplication of work and possibly lead to a blurring of clear lines of accountability and responsibility.
The Board’s Role in Risk Oversight
Our Board oversees that USBC’s assets are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board’s oversight of the various risks facing USBC. In this regard, our Board seeks to understand and oversee critical business risks. Our Board does not view risk in isolation.  Risks are considered in virtually every business decision and as part of our business strategy. Our Board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for USBC to be competitive on a global basis and to achieve our objectives.

While the Board oversees risk management, USBC management is charged with managing risk. Management communicates routinely with the Board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.
Our Board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration; however, much of the work is delegated to committees, which meet regularly and report back to the full Board. The audit committee oversees risks related to our financial statements, the financial reporting process, accounting and legal matters; the compensation committee evaluates the risks and rewards associated with our compensation philosophy and programs; and the nominating and corporate governance committee evaluates risks associated with management decisions and strategic direction. The Board believes that this committee-based approach, together with the Company’s current leadership structure, including the combined Chairman of the Board and Chief Executive Officer roles, supports effective risk oversight by promoting coordination between management and the Board and facilitating communication regarding significant risks facing the Company.
Attendance at Annual Meetings of Stockholders
We expect that all of our directors will attend our Annual Meeting in the absence of a showing of good cause for failure to do so, and all of our Board members who were directors at the time attended our virtual 2025 annual meeting of stockholders.
Board Meetings and Committees
During the fiscal year ended September 30, 2025, our Board met six times and during the Transition Period, our Board met three times. No incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board held during the fiscal year ended September 30, 2025 and the Transition Period, as applicable, during the period for which such director served and (ii) the total number of meetings held by all committees of the Board on which such director served during the periods that such director served.
Independent Directors and Controlled Company Status
NYSE American’s rules generally require that a majority of an issuer’s board of directors consist of independent directors. Our Board currently consists of six (6) directors, four (4) of whom are independent within the meaning of NYSE American rules.
A majority of the voting power of our outstanding common stock is held by Goldeneye 1995 LLC, which is solely owned and managed by Robert Gregory Kidd, our Chairman and Chief Executive Officer. As such, USBC qualifies as a “controlled company” within the meaning of Section 801 of the Company Guide of the NYSE American, LLC (“NYSE American”). Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that (i) a majority of the Board consist of independent directors, (ii) the compensation committee be comprised entirely of independent directors and (iii) the nominating and corporate governance committee be comprised entirely of independent directors.
Although our Board currently includes four (4) independent directors, which constitutes a majority of the Board, our nominating and corporate governance committee is not comprised entirely of independent directors. Linda Jenkinson chairs our nominating and corporate governance committee, and she is not independent within the meaning of NYSE American rules. Accordingly, we rely on the controlled company exemption from the requirement that our nominating and corporate governance committee be comprised entirely of independent directors. Until we voluntarily comply with all criteria applicable to non-controlled companies or we cease to be a “controlled company,” our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE American corporate governance requirements. In the event that we cease to be a “controlled company,” we will be required to comply with these provisions within the applicable transition periods.
Committees of the Board of Directors
Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee, each with its own charter approved by the Board. Each committee’s charter is available on our website at www.investors.usbc.xyz. In addition, our Board may, from time to time, designate one or more additional committees, which shall have the duties and powers granted by our Board.

Audit Committee
Larry Ellingson, William A. Owens, Jon Pepper and Ichiro Takesako currently serve on our audit committee, with Mr. Pepper serving as the chairman. Our Board has determined that the directors currently serving on our audit committee are independent within the meaning of the NYSE American rules and Rule 10A-3 under the Exchange Act, and that Mr. Owens qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and the NYSE American rules. The audit committee oversees our accounting and financial reporting processes and the audits of our financial statements.
The audit committee is responsible for, among other things:
•retaining and overseeing our independent accountants;
•assisting the Board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements;
•overseeing the Company’s procedures for the receipt, retention and treatment of concerns and complaints regarding accounting, financial, internal controls, auditing, legal, compliance and regulatory matters, including the confidential and anonymous submission of concerns by employees, service providers and consultants;
•reviewing and approving the plan and scope of the internal and external audits;
•pre-approving any audit and non-audit services provided by our independent auditors;
•approving the fees to be paid to our independent auditors;
•reviewing with our chief executive officer and principal financial officer and independent auditors the adequacy and effectiveness of our internal controls;
•reviewing and overseeing our cybersecurity risk management framework, including controls, incident response plans, and public disclosures;
•reviewing hedging transactions; and
•reviewing and assessing annually the audit committee’s performance and the adequacy of its charter.

The audit committee is also responsible for preparing a report to be included with our proxy statements.

Our audit committee met four times during the fiscal year ended September 30, 2025 and twice during the Transition Period from October 1, 2025 to December 31, 2025.

Compensation Committee

William A. Owens, Jon Pepper and Ichiro Takesako currently serve on our compensation committee, with Mr. Owens serving as the chairman. Our Board has determined that the directors currently serving on our compensation committee are independent under the NYSE American rules, and are “non-employee directors” as defined in Rule 16b-3 promulgated under the Exchange Act. The compensation committee assists the Board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.
The compensation committee is responsible for, among other things:
•approving or ratifying all material employment agreements for the Chairperson (if an executive officer), the CEO, and other executives required to be named in our proxy statements;
•making recommendations to the Board regarding the compensation of our independent directors;
•reviewing and overseeing the Company’s clawback policy adopted pursuant to Section 10D of the Securities Exchange Act of 1934 and applicable listing standards;
•annually reviewing and approving: (a) base salary levels; (b) annual incentive opportunity levels; (c) long-term incentive opportunity levels; and (d) severance arrangements and change-in-control provisions;
•making recommendations to the Board regarding equity-based and incentive compensation plans, policies and programs and evaluating whether their design or operation encourages excessive or inappropriate risk-taking; and
•reviewing and assessing annually the compensation committee’s performance and the adequacy of its charter.

Our compensation committee met once during the fiscal year ended September 30, 2025 and did not meet during the Transition Period from October 1, 2025 to December 31, 2025.

In discharging its responsibilities, the compensation committee works with our Chief Executive Officer, who assists the compensation committee by providing information on corporate and individual performance, perspectives on performance issues and recommendations on compensation matters. Neither the compensation committee nor management engaged a compensation consultant to determine or recommend the amount or form of executive or director compensation during the Transition Period.
Under its charter, the compensation committee may delegate any of its responsibilities, together with related decision-making authority, to one or more subcommittees as it deems appropriate in its sole discretion. Typically, our Chief Executive Officer will make recommendations to the compensation committee regarding compensation matters, including adjustments to annual cash compensation and long-term incentive compensation opportunities for our executive officers, including our other Named Executive Officers. At the beginning of each year, our Chief Executive Officer reviews the performance of our executive officers based on such individual’s level of success in accomplishing the business objectives established for him or her for the prior year and his or her overall performance during that year, and then shares these evaluations with, and makes recommendations to, the compensation committee for each element of compensation as described above. The compensation committee reviews and discusses these recommendations and proposals with our Chief Executive Officer.
Our Chief Executive Officer attends meetings of the compensation committee at which executive compensation matters are addressed, but does not participate in the compensation committee’s deliberations involving his own compensation.
Nominating and Corporate Governance Committee
Linda Jenkinson, Larry K. Ellingson, Jon Pepper and Ichiro Takesako currently serve on our nominating and corporate governance committee, with Ms. Jenkinson serving as the chair. Our Board has determined that, Ellingson, Pepper and Takesako are independent under NYSE American rules. Because we are a “controlled company,” the nominating and corporate governance committee is not required to be, and is not, comprised entirely of independent directors. The nominating and corporate governance committee assists the Board in selecting individuals qualified to become our directors and in determining the composition of the Board and its committees.
Our nominating and corporate governance committee did not meet during the fiscal year ended September 30, 2025 and the Transition Period from October 1, 2025 to December 31, 2025.
The nominating and corporate governance committee is responsible for, among other things:
•identifying and evaluating individuals qualified to become members of the Board by reviewing nominees for election to the Board submitted by stockholders and recommending to the Board director nominees for each annual meeting of stockholders and for election to fill any vacancies on the Board;
•advising the Board with respect to Board organization, desired qualifications of Board members, the membership, function, operation, structure and composition of committees (including any committee authority to delegate to subcommittees), and self-evaluation and policies;
•annually evaluating committee structure, recommending committee assignments and committee chairs, and evaluating Board/committee effectiveness;
•advising on matters relating to corporate governance and monitoring developments in the law and practice of corporate governance;
•reviewing and recommending retirement and other tenure policies for directors;
•reviewing and recommending stockholder proposals properly presented for inclusion in the annual proxy statement to the Board; and
•overseeing compliance with our code of ethics.

The nominating and corporate governance committee’s methods for identifying candidates for election to our Board (other than those proposed by our stockholders, as discussed below) include the solicitation of ideas for possible candidates from a number of sources, including members of our Board, our executives, individuals personally known to the members of our Board, and other research. The nominating and corporate governance committee may also, from time to time, retain one or more third-party search firms to identify suitable candidates.
In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors:

•the candidate’s judgment, skill, and experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight;
•the interplay of the candidate’s experience with the experience of other Board members;
•the extent to which the candidate would be a desirable addition to the Board and any committee thereof;
•whether or not the person has any relationships that might impair his or her independence; and
•the candidate’s ability to contribute to the effective management of our company, taking into account the needs of our company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate.

A stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice and information provisions contained in our Bylaws. Nominations by stockholders must be made in writing and delivered by hand or received by registered first-class mail, postage prepaid, by our Secretary not less than fourteen (14) days nor more than eighty (80) days prior to the meeting of stockholders called for the election of directors; provided, however, that if less than twenty-one (21) days’ notice of the meeting is given to stockholders, such notice must be received by our Secretary not later than the close of the seventh (7th) day following the day on which notice of the meeting was mailed to stockholders. The stockholder’s notice must contain the information required by our Bylaws, including specified information regarding the stockholder and each nominee, and must be accompanied by a completed and signed questionnaire, in the form provided by the Company, for each nominee.
Code of Ethics
We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code, and accountability for adherence to the code.
A copy of our code of ethics is available on our website at investors.usbc.xyz. We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure as well as by SEC filings, as permitted or required by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics. Our corporate governance guidelines are available at investors.usbc.xyz.
Communication with our Board of Directors
Our stockholders and other interested parties may communicate with our Board by sending written communication in an envelope addressed to “Board of Directors” in care of the Corporate Secretary, 300 E 2nd Street, 15th Floor, Reno, NV 89501.
Delinquent Section 16(a) Reports

Our executive officers, directors and persons who beneficially own more than 10% of our common stock are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of Section 16(a) reports filed with the SEC and written representations from the reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% beneficial owners during the transition period ended December 31, 2025 and the fiscal year ended September 30, 2025 were complied with on a timely basis, except as follows: Peter J. Conley filed one late Form 4 reporting one transaction that occurred on July 31, 2025; Kirk Chapman filed one late Form 4 reporting one transaction that occurred on August 6, 2025; and Linda Jenkinson filed one late Form 4 reporting one transaction that occurred on August 6, 2025.
Insider Trading Policy; Anti-Hedging and Anti-Pledging
We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, officers and employees that includes restrictions and limitations on the ability of our directors, officers and other employees to engage in transactions involving the hedging and pledging of USBC stock. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to USBC. A copy of our insider trading policy is filed as Exhibit 19 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

Clawback Policy

We have adopted a Compensation Recovery Policy (the “Recovery Policy”) in accordance with the applicable SEC rules and NYSE American listing standards. The Recovery Policy provides for the recovery of certain incentive-based compensation received by current or former executive officers in the event the Company is required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws. A copy of the Recovery Policy is filed as Exhibit 97.1 to our Annual Report on Form 10-K for the Transition Period from October 1, 2025 to December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION.
We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies.
The tabular disclosure and the accompanying narrative discussion provide information on our compensation arrangements on behalf of, and compensation paid to, our named executive officers for services rendered in all capacities during the transition period from October 1, 2025 to December 31, 2025 (the “Transition Period”) and the fiscal years ended September 30, 2025 and September 30, 2024. Because the Company changed its fiscal year end from September 30 to December 31, the Transition Period is presented as a separate reporting period, and the amounts reported for the Transition Period have not been annualized or restated.
Summary Compensation Table
The following table sets forth information concerning the compensation awarded to, earned by or paid to our named executive officers during the Transition Period and the fiscal years ended September 30, 2025 and September 30, 2024.

Name	Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (7)	All Other Compensation ($)	Total ($)
Robert Gregory Kidd (1)(2)	Chairman and CEO	Transition Period	1	—	—	—	—	1
		2025	—	—	—	—	—	—
Kitty Payne (1)(3)(8)	Chief Financial Officer	Transition Period	80,000	22,400	—	288,354	—	390,754
		2025	48,889	—	—	111,074	—	159,963
Kirk Chapman (1)(4)(8)	Former Chief Operating Officer	Transition Period	80,000	—	—	1,151,980	—	1,231,980
		2025	48,889	—	—	443,056	—	491,945
Ronald P. Erickson (5)	Former President, Science Division, SVP	Transition Period	93,750	—	—	51,087	—	144,837
		2025	355,562	—	1,189,500	—	811,486	2,356,548
		2024	453,125	100,000	—	894,202	205,000	1,652,327
Peter J. Conley (6)	Former CFO and SVP, Intellectual Property	2025	355,562	—	75,750	—	400,000	831,312
		2024	371,877	125,000	—	307,254	—	804,131
(1)Mr. Kidd, Ms. Payne, and Mr. Chapman were the Company’s only named executive officers during the Transition Period. They were also named executive officers during the fiscal year ended September 30, 2025. Mr. Erickson and Mr. Conley were named executive officers during the fiscal years ended September 30, 2025 and September 30, 2024. Mr. Erickson was not an executive officer of the Company at any time during the Transition Period.
(2)Mr. Kidd began serving as the Company’s Chief Executive Officer effective August 6, 2025. Mr. Kidd is entitled to an annual salary of $1 pursuant to his Employment Agreement (as defined below).

(3)Ms. Payne began serving as the Company’s Chief Financial Officer effective August 6, 2025. Ms. Payne is entitled to an annual salary of $320,000 pursuant to her Employment Agreement (as defined below). The amount reported for Ms. Payne in the Bonus column for the Transition Period reflects a discretionary cash bonus of $22,400.

(4)Mr. Chapman served as the Company’s Chief Operating Officer from August 6, 2025 to December 15, 2025. Mr. Chapman was entitled to an annual salary of $320,000 pursuant to his Employment Agreement (as defined below). Mr. Chapman terminated his employment with the Company effective December 31, 2025 and received severance benefits for the period from December 16, 2025 to December 31, 2025, pursuant to the terms of a Separation and General Release Agreement he entered into with the Company dated January 6, 2026 (the “Chapman Separation Agreement”). For a summary of the benefits Mr. Chapman received pursuant to the Chapman Separation Agreement, see the section titled “Separation Agreement with Mr. Chapman” below.

(5)Mr. Erickson concluded his service as the Company’s President, Science Division and Senior Vice President on March 27, 2026, a position he assumed on August 6, 2025 when he ceased serving as Chief Executive Officer and Chairman of the Board of Directors of the Company and which continued throughout the Transition Period. See the Company’s Annual Report on Form 10-K for the fiscal years ended September 30, 2025 and 2024, Item 11 “Executive Compensation” filed with the SEC on December 19, 2025 and the “Executive Compensation” section of the Company’s definitive proxy statement filed with the SEC on August 26, 2025 for additional information about Mr. Erickson’s compensation for the fiscal years ended September 30, 2025 and September 30, 2024.
(6)Mr. Conley ceased serving as the Company’s Chief Financial Officer and Senior Vice President, Intellectual Property on August 6, 2025. See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, Item 11 “Executive Compensation” filed with the SEC on December 19, 2025 and the “Executive Compensation” section of the Company’s definitive proxy statement filed with the SEC on August 26, 2025 for additional information about Mr. Conley’s compensation for the fiscal years ended September 30, 2025 and September 30, 2024.

(7)These amounts reflect the aggregate grant date vested fair value of the equity awards granted to the executive officers covered in this disclosure during the Transition Period and the fiscal years ended September 30, 2025 and 2024, as computed in accordance with the FASB Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) and are not intended to represent the value, if any, that has been or will be actually realized by the applicable executive officer. For Ms. Payne and Mr. Chapman, the amounts in this column also represent $22,264 and $88,807 respectively, in incremental fair value attributable to the repricing of their equity awards on October 7, 2025. For more information relating to the repricing of certain stock option grants, see the section entitled “Stock Option Repricing” below.

(8)As discussed in the section titled “Stock Option Repricing” below, the Board (i) approved the repricing of the stock options granted to Ms. Payne and Mr. Chapman during the fiscal year ended September 30, 2025 on October 7, 2025 and (ii) further approved the repricing of all stock options granted to Ms. Payne (including the options granted during the Transition Period) effective March 18, 2026. The repricing of these stock options was accounted for as a modification in accordance with FASB ASC Topic 718 and did not result in the issuance of new grants. The Company recognized incremental stock-based compensation expense as a result of the repricing.

Employment and Separation Agreements
Robert Gregory Kidd, Kitty Payne, and Kirk Chapman
In connection with their respective appointments as Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, each of Mr. Kidd, Ms. Payne, and Mr. Chapman entered into substantially identical employment agreements with the Company, each dated August 6, 2025 (the “Employment Agreements”).

Pursuant to the terms of the Employment Agreements, Mr. Kidd and Ms. Payne, are and Mr. Chapman was, entitled to receive an annual base salary of $1 per annum for Mr. Kidd and $320,000 per annum for each of Ms. Payne and Mr. Chapman, which, in each case, is subject to our review from time to time.

Pursuant to their respective Employment Agreements, Mr. Kidd and Ms. Payne are each bound by an indefinite confidentiality obligation, a non-competition covenant during employment and for 12 months post-termination, a non-solicitation covenant with respect to Company personnel and business partners during employment and for 12 months post-termination, an assignment of intellectual property requirement, and indefinite non-disparagement obligations. Mr. Chapman is subject to substantially similar obligations under his Employment Agreement and, except as expressly modified by Mr. Chapman’s Separation Agreement, his obligations upon termination of employment and restrictive covenants as set forth in his Employment Agreement remain in full force and effect.

Either we, Mr. Kidd, or Ms. Payne, respectively, may terminate their respective employment relationship at any time, with or without cause, upon written notice to the other party. If employment of Mr. Kidd or Ms. Payne is terminated without Cause or for Good Reason (as each term is defined in the Employment Agreements), Mr. Kidd and Ms. Payne will receive, respectively, subject to execution, delivery, and non-revocation of a general release of claims against the Company, (i) (x) an amount equal to 12 months’ of their respective annual base salary payable in equal installments as salary continuation payments (or in the event of a termination of employment without Cause or for Good Reason within 24 months following a Change in Control (as defined in the Employment Agreements), a payment equal to (x) 1.5 times their respective annual base salary), plus (y) their respective annual bonus for the most recent fiscal year payable in a lump sum)), (ii) an amount equal to any earned bonus for the fiscal year in which termination occurs, and (iii) reimbursement for COBRA premiums paid for each executive and his or her dependents for the 12 month (or in the event of a termination of employment without Cause or for Good Reason within 24 months following a Change in Control, 18 month) period following the date of termination. Mr. Chapman resigned from his position as Chief Operating Officer on December 15, 2025 and entered into the Chapman Separation Agreement in connection with the termination of his employment.

On December 15, 2025, the Company and Kirk Chapman mutually agreed that Mr. Chapman would depart from his position as Chief Operating Officer, effective immediately. The departure was not the result of any disagreement with the Company on any matter related to the Company’s operations, policies or practices.

In connection with Mr. Chapman’s departure from his role as Chief Operating Officer, the Company and Mr. Chapman entered into the “Chapman Separation Agreement.” The Chapman Separation Agreement provides that Mr. Chapman will receive severance benefits equal to his annual base salary of $320,000 per annum payable in substantially equal installments on the Company’s regular payroll dates until the earlier of: (i) December 31, 2026 and (ii) the date that Mr. Chapman commences “Other Employment or Service”, which the Chapman Separation Agreement generally defines as any direct or indirect engagement of Mr. Chapman’s services by any individual, partnership, joint venture, corporation, limited liability company, firm, group, or other entity as an employee, consultant, advisor, independent contractor, director, partner, shareholder, member, joint venturer or in any other capacity.

Ronald P. Erickson
On August 6, 2025, we entered into an employment agreement with Mr. Erickson that superseded and replaced the Erickson Employment Agreement effective April 10, 2018, as amended by the Erickson Amendment executed on June 5, 2025 (the “New Erickson Employment Agreement”). The New Erickson Employment Agreement provided that Mr. Erickson would serve as President of the Science Division and Senior Vice President of the Company for an annual base salary of $375,000. Mr. Erickson was eligible to receive (i) an annual discretionary bonus from time to time, subject to approval of the Board of Directors or the compensation committee, and (ii) grants of other equity awards that from time to time. Mr. Erickson was also entitled to participate in all group employment benefits that were offered by the Company from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements.
On March 27, 2026, Mr. Erickson concluded his service as President, Science Division, Senior Vice President of the Company and resigned his position as a member of the Board. In connection with Mr. Erickson’s departure from his role as President, Science Division, Senior Vice President, the Company and Mr. Erickson entered into the “Erickson Separation Agreement.” In accordance with the terms of the New Erickson Employment Agreement, in consideration of Mr. Erickson’s execution, delivery, and non-revocation of a general release of claims against the Company, the Erickson Separation Agreement provides that Mr. Erickson will receive severance benefits equal to his annual base salary of $375,000 per annum payable in substantially equal installments on the Company’s regular payroll dates for one year. Pursuant to the New Erickson Employment Agreement, Mr. Erickson remains subject to an indefinite confidentiality obligation, a non-competition covenant for 12 months post-termination, a non-solicitation covenant with respect to Company personnel and business partners for 12 months post-termination, assignment of intellectual property, and indefinite non-disparagement obligations.

Peter J. Conley

Mr. Conley ceased serving as Chief Financial Officer and Senior Vice President of Intellectual Property on August 6, 2025. Pursuant to the Company’s employment agreement with Mr. Conley, as amended by the Conley Amendment executed on June 5, 2025 (the “Conley Employment Agreement”), in exchange for Mr. Conley’s execution and delivery of a Separation and General Release Agreement in favor of the Company dated August 26, 2025, the Company agreed to provide severance to Mr. Conley in an amount equal to 12 months of his then-current annual base salary of $400,000, less applicable withholdings and deductions, in exchange for a general release of claims against the Company and other customary covenants, including, among others, confidentiality, non-disparagement, and cooperation provisions. Mr. Conley’s equity awards were to be treated in accordance with the existing terms and conditions of each applicable award agreement. See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, Exhibit No. 10.31, filed with the SEC on December 19, 2025, for more information on the terms and conditions of the Separation and General Release Agreement.
Outstanding Equity Awards at Fiscal Year-End
The following table includes certain information with respect to the value of all unexercised stock options and unvested shares of restricted stock previously awarded to the executive officers identified in the Summary Compensation Table above as of December 31, 2025, the last day of the Transition Period.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that have not Vested (#)	Market Value of Shares of Stock that have not Vested $	Equity Incentive Plan- Number of Shares of Stock that have not Vested (#)	Equity Incentive Plan- Market Value of Shares of Stock that have not Vested $
Robert Gregory Kidd	—	—	—	0	—	—	—	—
Kitty Payne (1)	—	3,750,000	$1.10	10/7/2035	—	—	—	—
Kirk Chapman (2)	—	—	—		—	—	—	—
Ronald P. Erickson (3)	—	—	—	—	167,500	105,525	—	—
(1)On August 6, 2025, we issued a stock option grant to Ms. Payne for 1,790,000 shares at an exercise price of $2.45 per share. The stock option grant expires in ten years. The grant date fair value of these options was determined to be $1.62 per share. The stock option grant vests as to 25% of the shares on the one-year anniversary of the grant date, with the remaining shares vesting quarterly over the following three years. On October 7, 2025, the option was repriced to reduce the exercise price from $2.45 to $1.10 per share and the expiration date of the option was extended to ten years from the repricing date. The repricing did not change the original vesting commencement date or vesting schedule, each of which continued to be measured from the August 6, 2025 grant date. On October 7, 2025, we issued a stock option grant to Ms. Payne for 1,960,000 shares at an exercise price of $1.10 per share under the same vesting terms and expiration as the options granted on August 6, 2025. On March 18, 2026, all of Ms. Payne’s outstanding options were repriced to reduce the exercise price of such options from $1.10 to $0.37 per share, and the expiration date of such options was extended to ten years from the repricing date. This repricing likewise did not change the original vesting commencement date or vesting schedule of the applicable award. For additional information on the repricing of Ms. Payne’s stock options, see the section titled “Stock Option Repricing” below.
(2)Mr. Chapman held no outstanding equity awards as of December 31, 2025. All unvested option awards were forfeited upon termination of employment.

(3)On August 6, 2025, following stockholder approval, we issued 335,000 shares of restricted stock to Mr. Erickson pursuant to a grant previously approved by the Board of Directors on June 4, 2025. Fifty percent (50%) of the shares vested in full on August 6, 2025, and the remaining 50% (the “Restricted Shares”) vest in eight quarterly installments on the date six months after August 6, 2025, subject to Mr. Erickson’s continued employment through each applicable vesting date. The restricted shares were to vest in full upon (i) a sale of all or substantially all of our sensor-related intellectual property or (ii) an involuntary termination of Mr. Erickson’s employment. On March 27, 2026, Mr. Erickson concluded his service to the Company as President, Science Division, Senior Vice President and member of the Board as part of the divestiture of the legacy sensor technology business, resulting in the immediate vesting of the 167,500 unvested restricted shares.

Additional Narrative Disclosure
Stock Option Repricing

On October 7, 2025, in accordance with the terms of the Amended and Restated USBC, Inc. 2021 Equity Incentive Plan (the “2021 Equity Plan”), to restore the incentive value of the stock options and motivate and retain the Company’s employees, including its executive officers, the Board of Directors approved all repricing of the outstanding stock options granted on August 6, 2025, including the stock options for the purchase of 1,790,000 and 7,140,000 shares of common stock held by Ms. Payne and Mr. Chapman, respectively. Consequently, the exercise price of the repriced stock options was reduced from $2.45 to $1.10 per share and the expiration date of such options was modified to extend the 10-year term to October 6, 2035. Such stock options were to continue to vest as to 25% of the shares subject to the options on August 6, 2026 with the remaining shares vesting in equal quarterly installments over the three-year period following the initial vesting date, subject to the continued employment of the optionee through each applicable vesting date.

On March 18, 2026, in accordance with the terms of the 2021 Equity Plan, to restore the incentive value of the stock options and motivate and retain the Company’s employees, including its executive officers, the Board of Directors approved all repricing of the outstanding stock options granted on August 6, 2025 and October 7, 2025, including options granted to Ms. Payne on August 6, 2025 and October 7, 2025. Consequently, the exercise price of the repriced stock options was reduced from $1.10 to $0.37 per share and the expiration date of such options was modified to extend the 10-year term to March 18, 2036. The exercise price of the repriced stock options was reset to the closing market price of the Company’s common stock on the repricing date. The repricing were approved in response to the decline in the Company’s stock price. Such stock options were to continue to vest as set forth in their applicable stock option agreements, subject to the continued employment of Ms. Payne through each applicable vesting date.

The stock options repricing was accounted for as a modification in accordance with FASB ASC Topic 718 and did not result in the issuance of new grants. The Company recognized incremental stock-based compensation expense as a result of the repricing.

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, or a nonqualified deferred compensation plan or provide other retirement benefits to our named executive officers.
We maintain a 401(k) plan and/or other health and welfare benefit plans in which our named executive officers are eligible to participate.
Potential Payments upon Termination or Change in Control
The post-employment compensation arrangements for the executive officers identified in the Summary Compensation Table above as of December 31, 2025, the last day of the Transition Period, are described in the section titled “Employment and Separation Agreements” above. The estimated payments and benefits for these executive officers in the event of a termination of employment or a change in control of the Company as of December 31, 2025 were as follows:

Robert Gregory Kidd

Under the terms of Mr. Kidd’s Employment Agreement in the event of the termination of his employment by the Company without Cause, or his resignation for Good Reason (as such terms are defined in Mr. Kidd’s Employment Agreement), Mr. Kidd is entitled to a severance payment of $1.00 (representing his annual base salary as of such date) payable in equal installments over a 12 month period as salary continuation payments, plus an additional amount representing any annual unpaid discretionary bonus to be determined at the time of such termination of employment, payable in a lump sum, and reimbursement of COBRA premiums paid for Mr. Kidd and his dependent(s) over a 12 month period. The estimated amount of such payments as of December 31, 2025 was $1.00.

If Mr. Kidd’s termination occurs under such circumstances within 24 months following a Change in Control (as defined in Mr. Kidd’s Employment Agreements), Mr. Kidd is instead entitled to (i) a lump sum severance payment equal to (x) 1.5 times his annual base salary), plus (y) an amount equal to his annual bonus for the most recent fiscal year)), (ii) an amount equal to any earned bonus for the fiscal year in which termination occurs, and (iii) reimbursement of COBRA premiums for Mr. Kidd and his dependent(s) for 18 months. The estimated amount of such payments as of December 31, 2025 was $1.50.

Kitty Payne

Under the terms of Ms. Payne’s Employment Agreement in the event of the termination of her employment by the Company without Cause, or her resignation for Good Reason (as such terms are defined in Ms. Payne’s Employment Agreement), Ms. Payne is entitled to a severance payment of $320,000 (representing her annual base salary as of such date) payable in equal installments over a 12 month period as salary continuation payments, plus an additional amount representing any annual unpaid discretionary bonus to be determined at the time of such termination of employment, payable in a lump sum, and reimbursement of COBRA premiums paid for Ms. Payne and her dependent(s) over a 12 month period. The estimated amount of such payments as of December 31, 2025 was $320,000.

If Ms. Payne’s termination occurs under such circumstances within 24 months following a Change in Control (as defined in Ms. Payne’s Employment Agreements), Ms. Payne is instead entitled to (i) a lump sum severance payment equal to (x) 1.5 times her annual base salary), plus (y) an amount equal to her annual bonus for the most recent fiscal year)), (ii) an amount equal to any earned bonus for the fiscal year in which termination occurs, and (iii) reimbursement of COBRA premiums for Ms. Payne and her dependent(s) for 18 months. The estimated amount of such payments as of December 31, 2025 was $480,000.

Kirk Chapman

As discussed above, Mr. Chapman terminated employment with the Company effective December 15, 2025. For a summary of the payments and benefits Mr. Chapman is entitled to in connection with his departure, see the section titled “Separation Agreement with Mr. Chapman” above.

Ronald P. Erickson

Under the terms of the New Erickson Employment Agreement, if Mr. Erickson’s employment had been terminated by the Company without Cause, or if he resigned for Good Reason in the event of a termination of his employment by the Company other than for “cause” or by Mr. Erickson for “good reason,” (as defined in the New Erickson Employment Agreement), Mr. Erickson was entitled to a severance payment of $375,000 (representing his annual base salary as of such date), payable in equal installments over a 12-month period as salary continuation payments, plus an additional amount representing any annual unpaid discretionary bonus to be determined at the time of such termination of employment, payable in a lump sum, and reimbursement of COBRA premiums paid for Mr. Erickson and his dependents over a 12-month period. The estimated amount of such payments as of December 31, 2025 was $375,000.

As discussed above and as described in the Company’s Current Reports on Form 8-K filed with the SEC on April 2, 2026 and April 9, 2026, Mr. Erickson concluded his service as President, Science Division, Senior Vice President of the Company and member of the Company's Board of Directors on March 27, 2026 and is no longer employed by the Company. For a summary of the payments and benefits Mr. Erickson is entitled to in connection with his departure, see the section titled “Ronald Erickson” above, including the description of, and amounts payable under, the Erickson Separation Agreement. In addition, upon Mr. Erickson’s departure, all 167,500 of Mr. Erickson’s unvested restricted shares of Company stock as of March 27, 2026 became fully vested.

Peter J. Conley

Mr. Conley’s employment with the Company terminated as of August 6, 2025, as described in the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2025. As set forth in the Conley Separation Agreement, Mr. Conley received a payment in the amount of $400,000 (representing his annual base salary as of such date) in consideration of executing a general release of claims against the Company and other customary covenants, including, among others, confidentiality, non-disparagement, and cooperation provisions. Mr. Conley’s equity awards were to be treated in accordance with the existing terms and conditions of each applicable award agreement. See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, Exhibit No. 10.31, filed with the SEC on December 19, 2025 for more information on the terms and conditions of the Conley Separation Agreement.

Policies and Practices for Granting Certain Equity Awards

We do not have any formal policy that requires us to grant, or avoid granting, stock options at particular times. Consistent with our annual compensation cycle, if options are to be granted, the compensation committee generally seeks to grant annual stock option awards after our Annual Report on Form 10-K has been filed. The timing of any stock option grants in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an employee’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of stock options occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
Except as noted below, no stock options were granted to executive officers during the Transition Period during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after such filing. On October 7, 2025, we granted stock options to certain executive officers, and on October 8, 2025, we filed a Current Report on Form 8-K. Accordingly, the October 7, 2025 grants occurred during a period beginning four business days before the filing of a Current Report on Form 8-K and ending one business day after such filing.
The table below provides the information required by Item 402(x) of Regulation S-K regarding the stock option grants made to our non-CEO NEOs during the Transition Period in connection with the release of material nonpublic information. The options were granted with an exercise price equal to the closing market price of our common stock on the date of grant. Each of the stock option grants vests as to 25% of the underlying shares on the one-year anniversary of the grant date, with the remaining shares vesting in quarterly installments over the following three years, subject to the executive’s continued service.

Name	Grant Date	Number of shares of common stock underlying the award	Exercise price of the award ($/share)	Grant date fair value of the award	Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic
					information
Kitty Payne (1)	October 7, 2025	1,960,000	$1.10	$1,419,432	(6.36)%
Kirk Chapman (2)	October 7, 2025	7,860,000	$1.10	$5,692,212	(6.36)%

(1) The stock options granted to Ms. Payne on August 6, 2025 were repriced on October 7, 2025, reducing the exercise price from $2.45 per share to $1.10 per share. On March 18, 2026, the Company further repriced all of Ms. Payne’s outstanding options, reducing the exercise price from $1.10 per share to $0.37 per share.

(2) The stock options granted to Mr. Chapman on August 6, 2025 were forfeited on December 31, 2025 in connection with his separation from the Company, in accordance with the terms of his employment separation agreement.

DIRECTOR COMPENSATION
Our non-employee directors are compensated with a combination of stock option grants, stock grants and an annual $10,000 cash retainer in consideration of service on our Board of Directors. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to us as well as the skill-level required by our members of the Board of Directors. We also evaluate the level and mix of our director compensation in light of our financial condition and evolving business strategy.
The table below sets forth the compensation paid to our non-employee directors during the Transition Period from October 1, 2025 to December 31, 2025. See the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, Item 11 “Executive Compensation,” for information on the compensation paid to our directors during the fiscal year ended September 30, 2025.
Robert Gregory Kidd, Linda Jenkinson and Ronald P. Erickson received no compensation for their services as directors. The compensation disclosed in the Summary Compensation Table above represents the total compensation for Mr. Kidd and Mr. Erickson for the Transition Period and the fiscal year ended September 30, 2025.

Name	Stock Awards	Option Awards	Fees Paid	Total
Larry K. Ellingson	$—	$—	$7,500	$7,500
William A. Owens	—	—	7,500	7,500
Jon Pepper	—	—	7,500	7,500
Ichiro Takesako	—	—	7,500	7,500
Total	$—	$—	$30,000	$30,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 22, 2026, to the extent known by us or ascertainable from public filings, for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o USBC, Inc., 300 E 2nd Street, 15th Floor, Reno, NV 89501.

	Shares Beneficially Owned (1) (2)
Name of Beneficial Owner	Amount	Percentage
Directors and Officers
Robert Gregory Kidd (3)	357,815,000	92.2%
Kitty Payne	—	*
Linda Jenkinson	—	*
William A. Owens (4)	49,192	*
Jon Pepper (5)	38,350	*
Ichiro Takesako (6)	29,375	*
Larry K. Ellingson (7)	25,404	*
All executive officers and directors (7 persons)	357,957,321	92.2%

Greater Than 5% Ownership
Goldeneye 1995 LLC (8)	357,815,000	92.2%

* Less than 1%
(1)Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of April 22, 2026 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

(2)Based on 388,144,429 shares of common stock issued and outstanding as of April 22, 2026.

(3)Consists of 357,815,000 shares of our common stock acquired by Goldeneye 1995 LLC on August 6, 2025. Goldeneye 1995 LLC is solely owned and managed by Mr. Kidd, our Chairman and CEO since August 6, 2025.

(4)Consists of (i) 48,692 shares of our common stock held directly by Mr. Owens and (ii) 500 shares of our common stock issuable upon the exercise of warrants exercisable within 60 days of April 22, 2026.

(5)Consists of (i) 37,850 shares of our common stock held directly by Mr. Pepper and (ii) 500 shares of our common stock issuable upon the exercise of warrants exercisable within 60 days of April 22, 2026.

(6)Consists of (i) 28,875 shares of our common stock held directly by Mr. Takesako and (ii) 500 shares of our common stock issuable upon the exercise of warrants exercisable within 60 days of April 22, 2026.

(7)Consists of 25,404 shares of our common stock held directly by Mr. Ellingson.
(8)Consists of 357,815,000 shares of our common stock acquired on August 6, 2025. The address of Goldeneye 1995 LLC is 26 State Route 28 #1186, Crystal Bay, NV 89402. Goldeneye 1995 LLC is solely owned and managed by Robert Gregory Kidd, our Chairman and CEO since August 6, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plan approved by stockholders	96,150,750	$1.08	19,149,250
Equity compensation plans not approved by stockholders
Total	96,150,750	$1.08	19,149,250

On March 18, 2026, under the Evergreen Provision of the 2021 Equity Incentive Plan, the Board ratified the automatic increase to the Plan’s share reserve of 15,000,000 shares, effective January 1, 2026, resulting in a total of 130,366,253 shares available under the Plan.

On March 18, 2026, we repriced 82,000,000 stock options outstanding as of the repricing date to an exercise price of $0.37 per share, with no changes to the vesting schedules or timing of those awards. The expiration date was extended to ten years from the repricing date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons
The following summarizes transactions since October 1, 2024, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest, other than compensation arrangements described under “Executive Compensation” above or director compensation described elsewhere in this report. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.
Transactions with Clayton A. Struve
On March 19, 2024, we signed an Extension of Warrant Agreement with Clayton A. Struve, a significant stockholder prior to the Goldeneye 1995 LLC capital investment that closed on August 6, 2025, extending the exercise date of warrants covering 12,500 shares to March 19, 2026. The 12,500 warrants were not exercised prior to the extended exercise date and expired.

On December 17, 2024, we signed an additional Extension of Warrant Agreement with Mr. Struve, extending the exercise dates from 2025 to 2030 on four legacy warrant issuances originally dated August 4, 2016, August 14, 2017, December 12, 2017 and February 28, 2018, and initially extended to 2024 on December 7, 2022. We recorded no interest expense during the Transition Period and interest expense of approximately $513,000 during the fiscal year ended September 30, 2025 related to the additional extension of these warrants.

On August 6, 2025, Mr. Struve, the sole holder of Series C and D Convertible Preferred Stock, elected redemption, including dividends, for 8.3 million shares of common stock. Based upon the terms of the Series C and D Convertible Preferred Stock, the Company recorded deemed dividends of $1,551,562 during the year ended December 31, 2025.

On August 6, 2025, Mr. Struve, the holder of convertible debt, elected conversion, including interest, for a combination of $75,000 in cash and 3.3 million shares of common stock. As of December 31, 2025, all obligations under the Series C and D convertible preferred instruments and convertible notes payable had been satisfied.

Transactions with Former CEO and Chairman Ronald P. Erickson, Particle Acquisition Corporation, and J3E2A2Z LP
Mr. Erickson previously served as our Chief Executive Officer and Chairman from January 2023 through August 6, 2025 Following the closing of the Goldeneye 1995 LLC capital investment on August 6, 2025, he transitioned to the role of President of the Science Division, Senior Vice President. In connection with the completion of the divestiture of our legacy non‑invasive sensor technology business on March 27, 2026, Mr. Erickson ceased serving on the Board and resigned from the role of President of the Science Division, Senior Vice President.

J3E2A2Z LP. On January 30, 2024, we signed Extension of Warrant Agreements with each of Mr. Erickson and J3E2A2Z LP, extending the exercise dates of the 47,367 warrants issued in conjunction with the Convertible Promissory Notes from January 30, 2024 to January 31, 2026. The 47,367 warrants were not exercised prior to the extended exercise date and expired.
On October 22, 2024, the due dates on the two Convertible Promissory Notes, each dated January 31, 2018, with J3E2A2Z LP, an entity controlled by Mr. Erickson, were extended to September 30, 2025 from September 30, 2024 and the interest rate was increased from 6% to 8%.

On May 5, 2025, we issued 100,000 shares of common stock to Mr. Erickson. The shares were valued at $0.44 per share.

On June 2, 2025, we entered into a Promissory Note Conversion Agreement with J3E2A2Z LP, pursuant to which $1,184,066 of principal owed under two outstanding convertible promissory notes was exchanged for 16,916 shares of Series H Convertible Preferred Stock. Each share of Series H Preferred was convertible into shares of our common stock at an initial conversion price of $0.335 per share and carried an 8% cumulative dividend. We recognized a deemed dividend of $679,020 upon conversion.

On August 6, 2025, upon election by J3E2A2Z LP, we redeemed all 16,916 issued and outstanding shares of Series H Convertible Preferred Stock held by J3E2A2Z LP for (i) cash of approximately $654,000 in the aggregate and (ii) the issuance of 2.0 million shares of our common stock in the aggregate, at a conversion price of $0.335 per share, representing total consideration equal to the stated value of $70, plus all accrued and unpaid dividends in an amount of approximately $140,000. As of December 31, 2025, all obligations under the Series H convertible preferred instrument had been satisfied.

Effective August 6, 2025, we issued 335,000 shares of common stock to Mr. Erickson. The shares were valued at $0.50 per share. Fifty percent of the shares were fully vested upon grant and the remainder vested, upon the conclusion of Mr. Erickson’s employment with the Company effective March 27, 2026.

Particle Acquisition Corporation. On March 27, 2026 (the “Closing Date”), the Company completed the divestiture of its legacy non-invasive sensor technology business pursuant to a Stock Purchase Agreement (the “Particle Agreement”) entered into by and among the Company, its wholly-owned subsidiary, Particle, Inc., a Nevada corporation (“Particle”), Particle Acquisition Corporation, a Nevada corporation (the “Buyer”), and Mr. Erickson.
Under the terms of the Particle Agreement, the Company agreed to transfer to the Buyer, free and clear of all liens, all of the issued and outstanding equity interests of Particle in exchange for aggregate consideration of (i) USD One Dollar ($1.00), and (ii) the assumption of all obligations specifically related to the business, including the lease for the corporate office facility in Seattle, Washington.

The Particle Agreement also obligates the Buyer to pay to the Company a revenue share amount equal to ten percent (10%) of all future net revenue generated from products that incorporate or utilize the proprietary non-invasive diagnostic and sensor technology platform or related intellectual property transferred to the Buyer (each, a “Covered Product”), payable during the period commencing on the Closing Date until the earlier of (i) the fifth anniversary of the first commercial sale of a Covered Product or (ii) the occurrence of a change of control of the Buyer. In addition, upon the consummation of any future acquisition or change of control of the Buyer or the Covered Products that occurs on or prior to the fifth anniversary of the Closing Date, the Buyer is required to pay to the Company an acquisition share payment ranging between five percent (5%) and thirty-five percent (35%) of such acquisition proceeds.

The Company will provide certain transitional services to the Buyer following the Closing Date including transferring all intellectual property used in or necessary for the business to the Buyer within sixty (60) days following the Closing Date. The Particle Agreement contains customary representations and warranties of each party, which terminate at the Closing Date except in the case of fraud, and the Buyer agreed to indemnify the Company for any losses arising from the assumed obligations.

Transactions with Chairman and Chief Executive Officer Robert Gregory Kidd and Goldeneye 1995 LLC
On June 5, 2025, we entered into a Securities Purchase Agreement with Goldeneye 1995 LLC providing for a private placement of our common stock. At the closing on August 6, 2025, we issued approximately 357.8 million shares of common stock to Goldeneye 1995 LLC in exchange for 1,000 Bitcoin and $15 million in cash. A majority of the voting power of our outstanding common stock is held by Goldeneye 1995 LLC, which is solely owned and managed by Robert Gregory Kidd, our Chairman and Chief Executive Officer. On July 28, 2025, Goldeneye 1995 LLC and the Company entered into a Promissory Note pursuant to which Goldeneye loaned us an aggregate amount of $210,000. On August 11, 2025, we repaid $210,519 to Goldeneye and as of September 30, 2025, all obligations under the Promissory Note have been satisfied.
Transactions with Vice Chair Linda Jenkinson and our non-CEO NEOs subsequent to September 30, 2025

On October 7, 2025, our Board approved a repricing of outstanding stock options granted on August 6, 2025 under our 2021 Equity Plan, including 4,760,000 options held by our Vice Chair, Linda Jenkinson. The exercise price of Ms. Jenkinson’s repriced options was reduced from $2.45 to $1.10 per share, the closing market price of our common stock on the date of Board approval. The repricing applied uniformly to all participants and was reviewed and approved by the Board, which determined that the adjustment was in the best interests of stockholders to maintain the incentive and retention value of eligible awards in light of prevailing market conditions.

Also on October 7, 2025, our Board approved the grant of 5,240,000 ten-year stock options to Ms. Jenkinson under the 2021 Equity Plan. The exercise price of the options was $1.10 per share, the closing market price of our common stock on the date of Board approval. The options vest as to 25% of the shares on the one-year anniversary of the grant date, with the remainder vesting in quarterly installments over the following three years, subject to Ms. Jenkinson’s continued service.

On October 7, 2025, our Board approved a repricing of outstanding stock options granted on August 6, 2025 under our 2021 Equity Plan, including 1,790,000 options held by our Chief Financial Officer and NEO, Kitty Payne. The exercise price of the repriced options was reduced from $2.45 to $1.10 per share, the closing market price of our common stock on the date of Board approval. The repricing applied uniformly to all participants and was reviewed and approved by the Board, which determined that the adjustment was in the best interests of stockholders to maintain the incentive and retention value of eligible awards in light of prevailing market conditions.

Also on October 7, 2025, our Board approved the grant of 1,960,000 ten-year stock options to Ms. Payne under the 2021 Equity Plan. The exercise price of the options was $1.10 per share, the closing market price of our common stock on the date of Board approval. The options vest as to 25% of the shares on the one-year anniversary of the grant date, with the remainder vesting in quarterly installments over the following three years, subject to continued service.

On December 15, 2025, the Company and Kirk Chapman mutually agreed that Mr. Chapman would depart from his position as Chief Operating Officer, effective immediately. The departure was not the result of any disagreement with the Company on any matter related to the Company’s operations, policies or practices. Mr. Chapman’s compensation and separation arrangements with the Company are described under “Executive Compensation—Employment Agreements” and “Executive Compensation—Separation Agreement with Mr. Chapman.”

On March 18, 2026, Ms. Jenkinson’s and Ms. Payne’s August 6, 2025 stock option that was repriced on October 7, 2025 were repriced to reduce the exercise prices of such options from $1.10 to $0.37 per share and the expiration date of such options was modified to extend the ten-year term to March 18, 2036. Such stock options were to continue to vest as set forth in their applicable stock option agreements.

Transactions with Vice Chair Linda Jenkinson, Chairman and Chief Executive Officer Robert Gregory Kidd and Vast Holdings, Inc.

Linda Jenkinson has served as the Company’s Vice Chair since August 2025 and is also the Chief Executive Officer and Chair of Vast Holdings, Inc., the holding company for Vast Bank. In 2024, our Chief Executive Officer and Chairman, Robert Gregory Kidd, personally invested $53 million of capital into Vast Holdings, Inc. to support Vast Bank. On October 23, 2025, we announced a strategic partnership with Vast Bank and Uphold to pursue retail tokenized U.S.-dollar deposit products. Our collaboration with Vast Bank and Uphold contemplates joint development and pilot activities related to the deposit tokenization initiative. No payments were made to or received from Vast Bank during the Transition Period, and the fiscal years ended September 30, 2025 and 2024.

On January 20, 2026, we announced that we had formalized a strategic partnership with Vast Bank and Uphold to pursue retail tokenized U.S.-dollar deposit products under the terms of a definitive tri-party agreement.

On March 18, 2026, we entered into an Affiliate Services Agreement with Vast Holdings, Inc. pursuant to which we will reimburse Vast Holdings, Inc. for certain strategic, operational and administrative services in support of the further development of the tokenized deposit program offering, subject to a reimbursement cap of $10.5 million during the term of the agreement unless otherwise agreed. The Company evaluates the nature and reasonableness of such costs as part of its review process. The Affiliate Services Agreement expires on December 31, 2026.

Indemnification

Our Amended and Restated Articles of Incorporation, as amended to date, and our Second Amended and Restated Bylaws, as amended to date, provide for indemnification of our directors and officers to the fullest extent permitted by Nevada law and for advancement of expenses, subject to applicable law and the required undertaking. In addition, we have entered into indemnification agreements with each of our directors and executive officers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Audit Committee Pre-Approval Policy
The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee, subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring that the independence of the independent auditors is not impaired in the audit of our financial statements. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the Transition Period from October 1, 2025 to December 31, 2025 and the fiscal year ended September 30, 2025, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.
Service Fees Paid to the Independent Registered Public Accounting Firm
The Audit Committee engaged BPM LLP to perform the audit of our financial statements for the Transition Period from October 1, 2025 to December 31, 2025 and the audit of our financial statements for the fiscal year ended September 30, 2025. The following is the breakdown of aggregate fees for those periods. Another professional services firm prepares our tax returns.

	Transition Period December 31, 2025	Fiscal Year Ended September 30, 2025
Audit fees (1)	$224,480	$238,254
Audit- related fees (2)	4,280	52,786
Tax fees	-	-
All other fees	-	-
Total	$228,760	$291,040

(1) Audit Fees: are fees paid for professional services for the audits and quarterly reviews of our financial statements.

(2) Audit-Related fees: includes fees for services that generally only the independent registered public accounting firm can be reasonably expected to provide, including consents, and review of registration statements filed with the SEC.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(1) Financial Statements and Schedules
No financial statement or supplemental data are filed with this report on Form 10-K/A. See Index to Financial Statements and Supplemental Data of the Original Transition Period Form 10-K.
(2) Exhibits
The documents set forth below are filed herewith.

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

10.1	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 13, 2024).
10.11	Unit Purchase Option, dated August 9, 2024, between the Company and Sutter Securities Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 13, 2024).
10.12	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 16, 2024).
10.13	Warrant Agency Agreement, August 15, 2024, between the Company and Equinity Trust Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 16, 2024).
10.14	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 17, 2024)
10.15	Warrant Agency Agreement, December 16, 2024, between the Company and Equinity Trust Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 17, 2024)
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

10.33†
Separation and General Release Agreement, dated January 6, 2026, by and between the Company and Kirk Chapman (incorporated by reference to the Company’s Transition Report on Form 10-K, filed March 25, 2026).

10.34#	Master Loan Agreement, dated March 18, 2026, between USBC, Inc. and Payward Interactive, Inc. (incorporated by reference to the Company’s Transition Report on Form 10-K, filed March 25, 2026).
10.35	Affiliate Services Agreement, dated March 18, 2026, between USBC, Inc. and Vast Holdings, Inc. (incorporated by reference to the Company’s Transition Report on Form 10-K, filed March 25, 2026).
10.36#
Stock Purchase Agreement, dated March 27, 2026, by and among USBC, Inc., Particle, Inc., Particle Acquisition Corporation, and Ron Erickson (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 2, 2026).

10.37*†	Separation and General Release Agreement, dated April 9, 2026, by and between the Company and Ronald Erickson.
19	Insider Trading Policy of USBC, Inc. dated September 24, 2025 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 19, 2025).
21.1	Subsidiary of the Registrant ( (incorporated by reference to the Company’s Transition Report on Form 10-K, filed March 25, 2026).)
23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm (incorporated by reference to the Company’s Transition Report on Form 10-K, filed March 25, 2026).
31.1
Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Company’s Transition Report on Form 10-K, filed March 25, 2026).

31.2
Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Company’s Transition Report on Form 10-K, filed March 25, 2026).

31.3**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Company’s Transition Report on Form 10-K, filed March 25, 2026).

32.2
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Company’s Transition Report on Form 10-K, filed March 25, 2026).

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

Date: April 27, 2026	USBC, INC.

/s/ Kitty Payne
Name: Kitty Payne
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)