Form 10-Q
period 2026-03-31
USBC, Inc.
filed 2026-05-13
CIK 1074828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _______ to ________
Commission File number 000-30262

USBC, INC.
(Exact name of registrant as specified in charter)

Nevada	90-0273142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 E 2nd Street, 15th Floor Reno, Nevada	89501
(Address of principal executive offices)	(Zip Code)
775-239-7673
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	USBC	NYSE American LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, issued and outstanding as of May 12, 2026: 388,144,429 shares.
DOCUMENTS INCORPORATED BY REFERENCE: None.

ITEM 1. FINANCIAL STATEMENTS
USBC, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025 (1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,035,047	$4,092,308
Prepaid expenses	486,450	291,174
Derivative assets	8,165	61,348
Digital assets - receivable, net	894,853	2,348,695
Total current assets	3,424,515	6,793,525

OTHER ASSETS
Digital assets	68,674,725	86,637,784
Other non-current assets	24,174	52,721
Operating lease right-of-use asset	154,888	186,900

TOTAL ASSETS	$72,278,302	$93,670,930

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (2)	$2,913,837	$1,988,049
Accrued expenses (2)	2,652,260	1,095,885
Loan payable	5,000,000	—
Current portion of operating lease right-of-use liability	87,362	84,712
Derivative liabilities	23,355	509,022
Total current liabilities	10,676,814	3,677,668

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	127,472	150,106
Deferred tax liability	1,571,455	8,311,381
Total liabilities	12,375,741	12,139,155

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value, 750,000,000 shares authorized, 388,144,429 and 388,143,679 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively (3)	388,144	388,144
Additional paid in capital	275,614,847	271,689,292
Accumulated deficit	(216,100,430)	(190,545,661)
Total stockholders' equity	59,902,561	81,531,775

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,278,302	$93,670,930
(1) Derived from the audited consolidated balance sheet.
(2) Includes approximately $1.6 million in costs incurred pursuant to service agreements with affiliated entities as of March 31, 2026. See Note 12.
(3) Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 40 reverse stock split that became effective on February 19, 2025.
The accompanying notes are an integral part of these consolidated financial statements.

USBC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended,
	March 31, 2026	March 31, 2025

OPERATING EXPENSES
RESEARCH AND DEVELOPMENT EXPENSES	$218,196	$418,207
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (1)	11,449,064	1,789,315
Total operating expenses	11,667,260	2,207,522
OPERATING LOSS	(11,667,260)	(2,207,522)

OTHER INCOME (EXPENSE), NET
Interest income	11,303	2,531
Interest expense	(14,167)	(1,374,045)
Change in fair value of digital assets	(20,004,465)	—
Other derivative income, net	1,556,719	—
Provision for credit losses	(2,176,824)	—
Total other expense, net	(20,627,434)	(1,371,514)

LOSS BEFORE INCOME TAXES	(32,294,694)	(3,579,036)

Income tax benefit	(6,739,925)	—

NET LOSS	(25,554,769)	(3,579,036)

Deemed dividends on Series C, D and H Preferred Stock	—	(23,662)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(25,554,769)	$(3,602,698)

Basic and diluted loss per share	$(0.07)	$(1.24)

Weighted average shares of common stock outstanding- basic and diluted (2)	388,144,237	2,909,985
(1) Includes approximately $3.1 million of costs incurred pursuant to service agreements with affiliated entities.
(2) Information pertaining to the number of shares outstanding and per share data gives retroactive effect to a 1 for 40 reverse stock split that became effective on February 19, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

USBC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)

	Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series H Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' (Deficit)/Equity
	Shares	$	Shares	$	Share	$	Shares(1)	$
Balance as of December 31, 2024	17,858	$1,790	10,161	$1,015	-	$-	2,779,149	$111,089	$139,405,148	$(143,433,942)	$(3,914,900)
Stock compensation expense	-	-	-	-	-	-	-	-	593,681	-	593,681
Deemed dividends on Series C and D Preferred Stock	-	-	-	-	-	-	-	-	23,662	(23,662)	-
Issuance of common stock for At The Market common stock offering	-	-	-	-	-	-	379,451	1,628	509,077	-	510,705
Issuance of common stock for debt payment	-	-	-	-	-	-	383,118	384	505,617	-	506,001
Impact of reverse stock split due to rounding	-	-	-	-	-	-	(11)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(3,579,036)	(3,579,036)
Balance as of March 31, 2025	17,858	$1,790	10,161	$1,015	-	$-	3,541,707	$113,101	$141,037,185	$(147,036,640)	$(5,883,549)

Balance as of December 31, 2025	-	-	-	-	-	-	388,143,679	388,144	271,689,292	(190,545,661)	81,531,775
Stock compensation expense	-	-	-	-	-	-	-	-	3,925,225	-	3,925,225
Issuance of common stock for stock option exercises	-	-	-	-	-	-	750	-	330	-	330
Net loss	-	-	-	-	-	-	-	-	-	(25,554,769)	(25,554,769)
Balance as of March 31, 2026	-	$-	-	$-	-	$-	388,144,429	$388,144	$275,614,847	$(216,100,430)	$59,902,561
(1) Information pertaining to the number of shares outstanding and per share data gives retroactive effect to a 1 for 40 reverse stock split that became effective on February 19, 2025.
The accompanying notes are an integral part of these consolidated financial statements.

USBC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended,
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,554,769)	$(3,579,036)
Adjustments to reconcile net loss to net cash used in
Operating activities
Depreciation and amortization	6,184	7,162
Loss on disposal of fixed assets (1)	22,363	—
Stock based compensation - stock option grants	3,925,225	593,681
Provision for credit losses	2,176,824	—
Amortization of operating lease right-of-use asset	32,012	27,664
Interest expense for default of convertible notes	—	748,600
Amortization of debt issuance costs	—	598,463
Change in fair value of digital assets	20,004,465	—
Other derivative income, net	(1,556,719)	—
Deferred income taxes	(6,739,925)	—
Changes in operating assets and liabilities:
Prepaid expenses	(195,276)	—
Operating lease right-of-use liability	(19,984)	(40,942)
Derivative liabilities	(485,667)	—
Digital assets - receivable, net	(2,404,388)	—
Derivative assets	1,609,902	—
Accounts payable - trade and accrued expenses	2,122,162	345,287
NET CASH USED IN OPERATING ACTIVITIES	(7,057,591)	(1,299,121)

NET CASH USED IN INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	5,000,000	—
Proceeds from debt offering	—	200,000
Proceeds from issuance of common stock for stock option exercise	330	—
Proceeds from At The Market common stock offering	—	510,705
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000,330	710,705

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,057,261)	(588,416)

CASH AND CASH EQUIVALENTS, beginning of period	4,092,308	1,032,329

CASH AND CASH EQUIVALENTS, end of period	$2,035,047	$443,913

Supplemental disclosures of cash flow information:
Interest paid	$—	$2,000
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Deemed dividends on Series C, D and H Preferred Stock	$—	$23,662
Common stock issued for debt payment	$—	$506,001
Premiums received in digital assets from treasury trading strategy	$1,124,225	$—
(1) Represents the net book value of fixed assets sold in connection with the March 27, 2026 divestiture transaction. See Note 12.

The accompanying notes are an integral part of these consolidated financial statements.

USBC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying unaudited consolidated financial statements have been prepared by USBC, Inc. (“the Company,” “us,” “we,” or “our”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included.
These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Transition Report filed on Form 10-K for the three months ended December 31, 2025, filed with the SEC on March 25, 2026. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.
1. ORGANIZATION
USBC, Inc. (NYSE American: USBC) is a publicly traded technology company with a strategic focus on developing innovative financial-services network infrastructure to enable digital-asset banking capabilities and tokenized-deposit solutions for banks. USBC develops technology to deliver transformative financial services, including digital assets and banking solutions. USBC pursues long‐term value creation for its stockholders through advancement of the tokenized deposit program offering, a tokenized representation of a U.S.-dollar denominated bank deposit account that operates on blockchain technology and is embedded with digital identity.

The Company was incorporated under the laws of the State of Nevada in 1998. The Company changed its legal name and ticker symbol from Know Labs, Inc. (KNW) to USBC, Inc. (USBC), in August 2025, in connection with the strategic transaction with Goldeneye 1995, LLC. This Quarterly Report on Form 10-Q represents the Company’s first quarterly report following the transition of its fiscal year end from September 30 to December 31 as further described in Note 3 to these financial statements.

On March 27, 2026, the Company completed the divestiture of its legacy non-invasive sensor technology business with the transfer of the issued and outstanding equity interests of its wholly-owned subsidiary, Particle, Inc., to a newly-formed entity controlled by its former Chairman, President and CEO, Ronald P. Erickson. The Company also agreed to provide short-term financing in an aggregate principal sum of up to $450,000 to help ensure a smooth transition of the business to independent ownership until permanent equity financing is in place. The financial impact of the divestiture transaction was not material to the Company's financial statements.

USBC has also implemented a Bitcoin treasury strategy to bolster pre-launch development and research across its various divisions. With a focus on identity, inclusion, innovation, and risk management, USBC is dedicated to creating long-term stockholder value in a rapidly evolving financial landscape. Its operating results for the three months ended March 31, 2026 primarily reflect ongoing investment in these initiatives and the integration of newly established banking and technology partnerships.

As of March 31, 2026, the Company has authorized 750,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

2. LIQUIDITY AND GOING CONCERN
As of March 31, 2026, the Company had cash and cash equivalents of $2.0 million and an accumulated deficit of approximately $216.1 million. The Company has historically incurred recurring operating losses and negative operating cash flows and expects to continue to incur operating losses for the foreseeable future as it continues to invest in the development and scaling of its financial-technology platform and digital-asset initiatives.

The Company incurred a net loss of approximately $25.6 million, and $3.6 million, for the three months ended March 31, 2026, and 2025, respectively. The $25.6 million net loss for the three months ended March 31, 2026, was comprised of several core non-cash items including a $20.0 million non-cash unrealized loss on the change in fair value of digital assets, $3.9 million of non-cash stock-based compensation expense, and a $2.2 million non-cash provision for credit losses, partially offset by a $6.7 million non-cash deferred income tax benefit.

In accordance with Accounting Standards Codification (“ASC”) 205-40, management evaluated the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. This assessment considered the Company’s cash on hand, the Company’s unencumbered digital asset treasury holdings, which are available to be monetized or pledged as collateral to generate liquidity, and access to external financing arrangements, including a Bitcoin-collateralized credit facility. Based on this evaluation, management concluded that there is no substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these consolidated financial statements.

The Company continues to evaluate financing opportunities to support its operating plan and long-term growth objectives.

3. SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS
Basis of Presentation – These consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).
Effective beginning in fiscal year 2026, the Company changed its fiscal year-end from September 30 to December 31 to better align the Company's financial reporting calendar with its operating cycle, internal budgeting and financial planning process, and to improve comparability with industry peers that report their financial results on a calendar-year basis. The Company filed a Transition Report on Form 10-K that included the financial information for the transition period from October 1, 2025 to December 31, 2025 (the "Transition Period"). The Company did not recast the consolidated financial statements for the period from January 1, 2025 to December 31, 2025.

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

As of March 31, 2026, the Company primarily held Bitcoin in its corporate treasury, with lesser amounts of USD Coin ("USDC"), a cryptocurrency backed by US dollars and equivalent assets. The Company views its Bitcoin as a productive asset, a source of liquidity, yield, and long-term capital appreciation. By activating substantially all of its Bitcoin holdings through structured trading arrangements, the Company seeks to generate incremental income that helps fund operations, expand infrastructure, and reduce the Company’s cost of capital. See description of the Company’s accounting policy for its digital asset derivatives below.
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

The 1,000 Bitcoin received on August 6, 2025 as part of the Goldeneye capital investment was recorded at an average price of $115,567 per Bitcoin. During the three months ended March 31, 2026, the Company obtained 10.441 Bitcoin, through its trading strategy, which has been recognized as other derivative income, net, in the Consolidated Statements of Operations. The Company commenced buying and selling call options on its Bitcoin holdings in the fourth fiscal quarter of 2025 and as such, it did not obtain any Bitcoin from its trading strategy during the three months ended March 31, 2025. While the Company may periodically make open market purchases of Bitcoin or opt to sell a portion of the Bitcoin it obtains through its treasury trading strategy from time to time, the Company did not purchase or sell any Bitcoin during the three months ended March 31, 2026.

A summary of the Bitcoin and digital assets - receivable, net activity for the three months ended March 31, 2026 were as follows:

	Digital assets	Digital assets - receivable, net
Bitcoin and digital assets - receivable, net at fair value as of December 31, 2025	$86,637,784	$2,348,695
Bitcoin generated through trading	1,124,225	—
Fees	(224,835)	—
Collateral	(362,982)	362,982
Provision for credit losses	—	(1,816,824)
Unrealized gain/(loss)	(20,004,465)	—
Bitcoin and digital assets - receivable, net at fair value as of March 31, 2026	$67,169,727	$894,853

The Company held approximately $1.5 million USDC as of March 31, 2026, and did not hold USDC as of December 31, 2025. The Company converted between USD and USDC on a one to one basis during the three months ended March 31, 2026.

The Company stores its digital assets with third-party qualified custodians that employ multi-signature, cold-storage and other industry standard security controls. Access to wallets and private keys is restricted to authorized personnel. The Company evaluates its custodial arrangements periodically and monitors counterparty, operational and cybersecurity risks associated with digital asset custody.

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

The Company accounts for its digital assets, which are comprised primarily of Bitcoin, at fair value as of the end of each reporting period. The fair value for its Bitcoin holdings is determined by which eligible market is the Company’s principal market under ASC 820, Fair Value Measurement. The Company determines its principal market annually to determine if (i) there have been recent changes to each market volume and level of activity in the trailing twelve months, (ii) if any markets have developed that the Company has access to, or (iii) if recent changes to each market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Company’s determination of its principal market. Bitcoin is considered a level 1 instrument.

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

The Company is exposed to counterparty credit risk arising from its digital assets receivable balance. Counterparty credit exposure represents the risk that a counterparty may fail to fulfill its contractual obligations. The Company evaluates the digital assets receivable balance for expected credit losses, in accordance with ASC 326 - Financial Instruments - Credit Losses (“ASC 326”). The Company estimates the allowance for credit losses on digital assets receivables under the current expected credit loss (“CECL”) model using a probability of default (“PD”) and loss given default (“LGD”) methodology. In order to apply the PD LGD approach, management considers the remaining expected time horizon of the receivables and reasonable and supportable forecasts of future conditions. If deemed material, an allowance for credit losses is recorded as a valuation account, directly offsetting the digital assets receivables on the Consolidated Balance Sheets. The Company had digital asset receivables of $2.7 million, and $2.3 million as of March 31, 2026, and December 31, 2025, respectively. As of March 31, 2026, the Company recorded an allowance for credit losses of $1.8 million, based on management’s estimate of expected credit losses for its derivative counterparty credit risk exposure, in Provision for credit losses on the Consolidated Statements of Operations. The Company actively monitors counterparty credit quality and adjusts the allowance for credit losses as necessary. Balances are written off when management determines that collection is no longer probable. Subsequent recoveries are charged to the allowance. No allowance for credit losses related to digital assets receivable was recorded as of December 31, 2025.

Digital assets - receivable, net
Allowance for credit losses as of December 31, 2025	$—
Provision for credit losses	(1,816,824)
Net charge-offs/(recoveries)	—
Allowance for credit losses as of March 31, 2026	$(1,816,824)

Property and Equipment – Equipment consists of machinery, and furniture and fixtures, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives or lease period of the relevant asset, generally three years. The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). During the three months ended March 31, 2026, the Company sold all of its property and equipment and recorded a loss on disposal of fixed assets in the Statement of Operations as part of selling, general and administrative expenses. Accordingly, there were no remaining property and equipment balances reported on the Balance Sheet as of March 31, 2026.
Revenue Recognition– The Company determines revenue recognition from contracts with customers through the following steps:
•identification of the contract, or contracts, with the customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of the revenue when, or as, the Company satisfies a performance obligation.
Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
Revenue generated from financial instruments such as derivatives and investments are not subject to Financial Accounting Standards Board (“FASB”) ASC 606 - Revenue from Contracts with Customers (“ASC 606”), including revenue generated from financial instruments, such as derivatives and digital assets. The Company recognizes realized gains and losses, net from the trading of derivative contracts which are reported in other derivative income, net, in the Consolidated Statements of Operations. The Company carries certain assets and liabilities at fair value with changes in fair value reported in Change in fair value of digital assets and other derivative income, net, in the Consolidated Statements of Operations. Refer to Notes 4 and 5 of these financial statements for more information regarding fair value measurement.

Research and Development Expenses – Research and development expenses consist of the cost of officers, employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.
The Company’s current research and development efforts are primarily focused on the development of its tokenized deposit platform and related financial technology infrastructure. Legacy radio frequency spectroscopy research activities have been discontinued with the divestiture of the legacy non-invasive sensor technology business which was completed on March 27, 2026. The Company incurred research and development expenses of approximately $218,000, and $418,000 during the three months ended March 31, 2026, and 2025, respectively. The Company evaluated the divestiture under ASC 205‑20, Presentation of Financial Statements—Discontinued Operations. Although the divested operations constituted a component of the Company, management concluded the disposal did not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. This conclusion was based on, among other factors, (i) the Company’s strategic pivot to financial‑technology and digital‑asset initiatives that was implemented prior to the divestiture, (ii) the substantially completed wind‑down of the legacy sensor research activities prior to the divestiture, (iii) the absence of meaningful revenue generated from the legacy sensor activities during the periods presented, and (iv) the immateriality of assets and liabilities associated with the divested operations. Accordingly, the results of the legacy sensor activities have not been reported as discontinued operations, and the Company has not reclassified prior‑period financial statements. Costs associated with the legacy sensor activities during the three months ended March 31, 2026 and 2025 consisted primarily of research and development costs and were included in research and development expenses in the accompanying Consolidated Statements of Operations. The assets and liabilities related to the legacy sensor business were immaterial.

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs were $11,685 and $10,000 for the three months ended March 31, 2026 and 2025, respectively.
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
The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts payable, accrued expenses and accrued expenses - related parties approximate the fair value of the respective assets and liabilities as of March 31, 2026 and December 31, 2025 are based upon the short-term nature of the assets and liabilities. Digital assets and derivatives assets and liabilities are held at fair value in the Consolidated Balance Sheets and measured on a recurring basis.
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

Digital Asset Derivatives – As part of its Bitcoin yield generation strategy trading activities, the Company has entered into option derivative contracts on its Bitcoin holdings that resulted in obtaining the right to receive or obligation to deliver a fixed amount of Bitcoin crypto assets in the future. Derivatives are instruments that derive their value from changes in an underlying reference outside the control of the Company. Derivatives may be traded on an exchange (exchange-traded) or they may be privately negotiated contracts, which are usually referred to as over the counter (“OTC”) derivatives. The Company has appointed Hyrcanian Asset Management, LLC (the “Manager”) to perform certain treasury management services, including execution and settlement of the options in physical delivery. The Company accounted for these derivatives in accordance with ASC 815, Derivatives and Hedging.

These derivative contracts derive their value from underlying asset prices, other inputs, or a combination of these factors. Derivative contracts are recognized as either assets or liabilities in the Consolidated Balance Sheets at fair value, with changes in fair value recognized in other operating expense, net, or other (income) expense, net in the Consolidated Statements of Operations, depending on the nature of the derivative. Premiums collected in bitcoin from derivative contracts have been disclosed in the statement of cash flows as part of non-cash operating activities with valuation adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities in the Consolidated Statements of Cash Flows, depending on the nature of the derivative.

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
Convertible Securities – Based upon ASC 815-15, the Company has adopted a sequencing approach regarding the application of ASC 815-40 to convertible securities. The Company will evaluate its contracts based upon the earliest issuance date. In the event partial reclassification of contracts subject to ASC 815-40-25 is necessary, due to the Company’s inability to demonstrate it has sufficient shares authorized and unissued, shares will be allocated on the basis of issuance date, with the earliest issuance date receiving first allocation of shares. If a reclassification of an instrument were required, it would result in the instrument issued latest being reclassified first. No convertible securities were outstanding as of March 31, 2026, or 2025.
Net Loss per Share – Under the provisions of ASC 260, Earnings Per Share, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Deemed dividends to preferred stockholders increase the net loss available to common stockholders and impact the net loss per share calculation.
As of March 31, 2026, the Company had 388,144,429 shares of common stock issued and outstanding. As of March 31, 2026, there were options outstanding for the purchase of 92,470,000 shares of our common stock and warrants for the purchase of 972,530 shares of the Company’s common stock. As of December 31, 2025, the Company had 388,143,679 shares of common stock issued and outstanding. As of December 31, 2025, there were options outstanding for the purchase of 96,150,750 shares of our common stock and warrants for the purchase of 1,154,106 shares of the Company’s common stock. All of the foregoing shares could potentially dilute future earnings per share but are excluded from both the March 31, 2026, and December 31, 2025 calculation of net loss per share because their impact is antidilutive.
Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. The Consolidated Statements of Comprehensive Loss have been omitted, as net loss equals comprehensive income.
Dividend Policy – The Company has never paid any cash dividends and intends, for the foreseeable future, to retain any future earnings for the development of its business. The Company’s future dividend policy will be determined by the board of directors on the basis of various factors, including results of operations, financial condition, capital requirements and investment opportunities.

Income Taxes – The Company uses an asset and liability approach for accounting for deferred income taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements but have not been reflected in its taxable income. Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred income tax assets, which arise from temporary differences and carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled.
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

Recent Accounting Pronouncements
None of the recent accounting pronouncements are expected to have an impact on the consolidated financial statements.
4. FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities recorded at fair value measured on a recurring basis consist of investments in digital assets and derivative assets and liabilities.

In determining the fair value of its digital assets, the Company is able to cite quoted prices as determined by the Company’s principal market. As such, the Company’s digital assets and digital asset - receivables, net which consist of Bitcoin, and USDC, were determined to be Level 1 assets.

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

The Company has a money market account which is considered a Level 1 asset. The balance as of March 31, 2026 and December 31, 2025 was approximately $249,000 and $3,337,000, respectively.

There were no transfers in or out of Level 3 or between levels during the three months ended March 31, 2026, or during the Transition Period.

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

The underlying transactions and the corresponding contracts are marked to market at the end of each quarter and the fair value impacts are reflected within Other derivative income, net in the Consolidated Statements of Operations. As of March 31, 2026, the Company had outstanding digital asset option contracts with gross notional values of approximately $71.9 million. As of December 31, 2025, the Company had outstanding digital asset option contracts with gross notional values of approximately $114.8 million. As of March 31, 2026, 100% of these contracts will mature within three months. As of December 31, 2025, 100% of these contracts matured within three months.

As of March 31, 2026, the Company had outstanding digital asset option contracts recognized as current assets within derivative assets with a fair value of approximately $8,165, and outstanding option contracts recognized as current liabilities within derivative liabilities with a fair value of approximately $23,355. As of December 31, 2025, the Company had outstanding digital asset option contracts recognized as current assets within derivative assets with a fair value of approximately $61,348, and outstanding option contracts recognized as current liabilities within derivative liabilities with a fair value of approximately $509,022. The Company had unrealized gain, net related to outstanding option contracts of approximately $252,820 as of March 31, 2026. The Company did not have an unrealized gain/(loss), net, balance related to outstanding option contracts as of March 31, 2025. During the three months ended March 31, 2026, the Company recognized realized gain, net related to derivative contracts of approximately $1,303,899 within Other derivative income, net on the Consolidated Statements of Operations. The Company did not have a realized gain/(loss), net, balance related to derivative contracts during the three months ended March 31, 2025.

6. LOANS PAYABLE

On March 18, 2026, the Company entered into a Master Loan Agreement (the “MLA”) with Payward Interactive, Inc. (the “Lender”), pursuant to which the Company may, from time to time, borrow fiat currency or digital assets on the terms set forth therein in an aggregate principal amount of up to $25 million for up to a twelve-month term, subject to the execution of one or more individual loan term sheets (the "Facility"). The MLA contains customary conditions, initial collateral requirements, collateral maintenance and liquidation mechanics, and early return and recall rights. Borrowings under the MLA are solely secured by Bitcoin collateral held in and subject to collateral maintenance requirements based on specified margin ratios. The Bitcoin collateralizing the Facility is held for the benefit of the Lender by an affiliate of the Lender, Payward Financial, Inc. (the "Custodian") and subject to an account control agreement by and among the Lender, the Company and the Custodian.

On March 20, 2026, the Company entered into a term sheet for a one year fixed-term loan of $5.0 million bearing interest at a rate of 8.5% per annum under the MLA maturing on March 18, 2027. The obligations under the MLA are prepayable at the Company’s option after an initial term of three months. The MLA provides the Company with an additional source of liquidity to support its operations and strategic initiatives, primarily the further development and future launch of the tokenized deposit program offering. Proceeds from the Facility will be used primarily to fund further development costs of the tokenized deposit program offering, including costs paid to our affiliate, Vast Holdings, Inc. (“Vast”). The loan is collateralized by Bitcoin which is pledged to the counterparty in an amount of $10.2 million held within Digital Assets on the Consolidated Balance Sheet as of March 31, 2026 . Under the terms of the agreements, the secured party is permitted to exercise control and liquidate such pledged assets under certain conditions, including default or margin deficiencies. The Company was in compliance with all covenants associated with the MLA as of March 31, 2026. The Company accrued $14,167 in interest expense during the three months ended March 31, 2026 in connection with the MLA as Accrued expenses on the Consolidated Balance Sheet as of March 31, 2026.

Under the terms of the MLA, the required initial margin ratio was 150%. If the margin ratio declines to 130% or lower, the lender may issue a margin call requiring the Company to either post additional Bitcoin collateral or partially repay outstanding borrowings within 24 hours in order to restore compliance with the required margin ratio. Under the MLA, if the margin ratio declines to 120% or lower and the Company does not timely cure the deficiency in accordance with the terms of the MLA, the lender may exercise its contractual rights with respect to the collateral, including liquidation rights. In addition, under the MLA, the Company may request the release of excess collateral if the margin ratio exceeds 170% for two consecutive days, subject to the terms and conditions of the MLA. The fair value of pledged Bitcoin collateral is determined based on the applicable Bitcoin market spot rate in accordance with the collateral valuation and maintenance provisions of the MLA.

As of March 31, 2026, a decline of approximately 36% in the value of pledged Bitcoin collateral, assuming no repayment or additional collateral posting, would have reduced the collateral coverage ratio to the 130% collateral call margin ratio. No collateral calls, mandatory repayments, or liquidation events had occurred under the MLA as of March 31, 2026.

7. PROPERTY AND EQUIPMENT
Property and equipment as of March 31, 2026 and December 31, 2025 was comprised of the following:

	Estimated Useful Lives	March 31, 2026	December 31, 2025
Machinery and equipment	3 years	$279,683	$279,683
Furniture and fixtures	3 years	21,367	21,367
Less: accumulated depreciation		(278,687)	(272,503)
Less: asset disposal		(22,363)	—
		$—	$28,547
Total depreciation expense was $6,184 and $7,162 for the three months ended March 31, 2026 and 2025, respectively. Substantially all depreciation expense was classified as research and development expenses in the Consolidated Statements of Operations during the three months ended March 31, 2026.
During the three months ended March 31, 2026, the Company disposed of its fixed assets, and recognized a loss on disposal of fixed assets of $22,363 in the Consolidated Statements of Operations.

8. LEASES
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

The Company’s operating leases primarily relate to office and development facilities and generally have initial terms ranging from two to three years, with renewal options. ROU assets and Operating lease liabilities are recognized based on the present value of lease payments over the expected lease term. As of March 31, 2026 and December 31, 2025, ROU assets were $154,888 and $186,900, respectively, and operating lease liabilities were $214,834 and $234,818, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized total lease expense of $36,882 and $33,037, respectively. During the three months ended March 31, 2026 and 2025, cash paid for amounts included in the measurement of lease liabilities was $24,853 and $34,477, respectively.

The weighted average remaining lease term for the operating leases was 16 months, and 19 months at March 31, 2026 and December 31, 2025, respectively. The weighted average discount rate for the Company's operating lease was 8.86% as of March 31, 2026, and December 31, 2025.
The minimum future lease payments as of March 31, 2026 are as follows:

Operating leases
2026 (excluding the three months ended March 31, 2026)	$76,559
2027	156,235
Total remaining payments	232,794
Less imputed interest	(17,960)
Total lease liability	$214,834
9. EQUITY
Authorized Capital Stock
The following description summarizes important terms of the classes of the Company's authorized capital stock as of March 31, 2026. This summary does not purport to be complete and is qualified in its entirety by the provisions of the Company's articles of incorporation, as amended, and second amended and restated bylaws, as amended.
The Company’s authorized capital stock consists of 750,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.001 per share.

Outstanding Shares of Capital Stock. The Company’s common stock is the only security of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. All outstanding shares of the Company’s capital stock are fully paid and nonassessable. As of March 31, 2026, there were 388,144,429 shares of common stock issued and outstanding, held by 174 stockholders of record. This number does not include approximately 7,300 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Common Stock Activity
Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted. Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.
Three months ended March 31, 2026

During the three months ended March 31, 2026, the Company issued 750 shares of common stock as a result of stock option exercises.

Three months ended March 31, 2025
On December 31, 2024, the Company entered into a Capital on Demand Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC, as sales agent, pursuant to which the Company may, from time to time, offer and sell shares of its common stock, through or to JonesTrading as its sales agent or manager.

The offer and sale of the Shares will be made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-276246) filed with the SEC on December 22, 2023 and declared effective by the SEC on January 11, 2024, as supplemented to date (the "Shelf Registration Statement"). Pursuant to the Shelf Registration Statement, the Company may offer and sell up to a maximum of $5,000,000 of Shares under the Sales Agreement. On September 4, 2025, the Company determined to increase the amount available for sale under the Sales Agreement, up to an aggregate offering price of $14,500,000. The Company issued 379,451 shares under the Sales Agreement and received gross proceeds of $510,705 during the three months ended March 31, 2025.

During the three months ended March 31, 2025, the Company issued 383,118 shares of its common stock at $1.32 per share related to a principal payment of senior convertible debt with Lind Global Fund II, LP for a total value of $506,001.

Warrants to Purchase Common Stock
A summary of the warrants outstanding as of March 31, 2026 were as follows:

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2025	1,154,106	$17.55
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	(181,576)	(61.4)
Outstanding as of March 31, 2026	972,530	$9.37
The vested warrants of 972,530 had an aggregate intrinsic value $16,321 as of March 31, 2026.
10. EQUITY INCENTIVE PLANS
On August 12, 2021, the Company established the Know Labs, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) which was adopted by the Company’s stockholders on October 15, 2021. On October 25, 2024, stockholders approved a Plan Amendment which increased the maximum number of shares of our common stock that may be delivered to participants under the 2021 Plan to 1,000,000 shares. Effective January 1, 2025, pursuant to the “evergreen” provisions of the 2021 Plan the maximum number of shares of Common Stock authorized under the Plan was increased by 50,000 Shares to 1,050,000. On August 5, 2025, stockholders approved a Plan Amendment which increased the maximum number of shares of common stock that may be delivered to participants under the 2021 Plan to 50,000,000 shares.

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

Stock Option Activity

Three Months Ended March 31, 2026
During the three months ended March 31, 2026, the Company issued stock option grants for 10,470,000 shares of common stock at a weighted average exercise price of $0.37. These options generally vest quarterly over three years beginning on the one-year anniversary of the grant date, with certain grants vesting earlier in accordance with the applicable award agreements. The options have contractual terms of ten years from the date of grant.

During the three months ended March 31, 2026, the Company repriced 82,000,000 stock options from an exercise price of $1.10 per share to $0.37 per share, representing the closing market price of the Company’s common stock on the date of Board approval. The Company recognized incremental stock-based compensation expense of $56,619 related to the repricing during the three months ended March 31, 2026, in accordance with ASC 718.

During the three months ended March 31, 2026, stock option grants for 14,137,500 shares at an average exercise price of $1.05 per share were forfeited or cancelled, and vested stock option grants for 12,500 shares at an average exercise price of $1.10 expired without being exercised.
Stock option activity for the three months ended March 31, 2026 was as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding as of December 31, 2025	96,150,750	$1.08
Exercised	(750)	(0.44)
Granted	10,470,000	0.37
Forfeitures	(14,137,500)	(1.05)
Expired	(12,500)	(1.10)
Outstanding as of March 31, 2026	92,470,000	$0.37
The following table summarizes information about stock options outstanding and exercisable as of March 31, 2026:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life In Years	Weighted Average Exercise Price Outstanding	Number Exercisable	Weighted Average Exercise Price Exercisable
$0.37	92,470,000	9.96	$0.37	9,175,000	$0.37
	92,470,000	9.96	$0.37	9,175,000	$0.37
The vested stock option grants of 9,175,000 shares had an aggregate intrinsic value of $146,800 as of March 31, 2026.
The significant weighted average assumptions relating to the valuation of the Company’s stock option grants issued and repriced during the three months ended March 31, 2026 were as follows:

Assumptions
Dividend yield	—%
Exercise price	$0.37
Expected term	5.5 years
Expected volatility	71.1%
Risk free interest rate	3.9%

There are 92,470,000 options to purchase common stock at an average exercise price of $0.37 per share outstanding as of March 31, 2026 under the 2021 Plan. The Company recorded $3,925,225 and $593,681 of compensation expense, net of related tax effects, relative to stock options for the three months ended March 31, 2026 and 2025, respectively, in accordance with ASC 718. As of March 31, 2026, there is $84,940,941 of total unrecognized costs related to employee granted stock options that are not vested.
11. INCOME TAXES
The Company accounts for income taxes in interim periods using the estimated annual effective tax rate (“AETR”) method in accordance with ASC 740‑270, Interim Reporting, which is applied to year‑to‑date ordinary income or loss. The estimated AETR reflects the Company’s core operating results and other rate‑impacting items and is determined without a valuation allowance, consistent with the release of the Company’s valuation allowance at December 31, 2025, which management continues to believe is supportable based on current facts and circumstances.

The estimated AETR excludes the effects of Bitcoin fair‑value adjustments, as the related fluctuations are inherently volatile and not reliably predictable for purposes of estimating annual pretax income. Changes in the fair value of Bitcoin holdings give rise to temporary differences, and the related deferred tax effects are recorded discretely in the period incurred and do not impact the AETR.

12. TRANSACTIONS WITH RELATED PARTIES
Transactions with Former CEO and Chairman Ronald P. Erickson, Particle Acquisition Corporation, and J3E2A2Z LP
Mr. Erickson previously served as the Company’s Chief Executive Officer and Chairman from January 2023 through August 6, 2025. Following the closing of the Goldeneye 1995 LLC capital investment on August 6, 2025, Mr. Erickson transitioned to the role of President of the Science Division, Senior Vice President. Mr. Erickson concluded his service as a member of the Board and as the President of the Company's Science Division, Senior Vice President in connection with the completion of the divestiture of the Company's legacy non‑invasive sensor technology business on March 27, 2026 to Particle Acquisition Corporation, an entity controlled by Mr. Erickson.

On May 5, 2025, the Company issued 100,000 shares of common stock to Mr. Erickson. The shares were valued at $0.44 per share.

Effective August 6, 2025, the Company issued 335,000 shares of common stock to Mr. Erickson that were valued at $0.50 per share, 50% of which were fully vested upon grant and the remainder of which would vest, subject to Mr. Erickson’s continued employment through each vesting date, in eight quarterly installments with the first two installments vesting following a six-month cliff. The unvested restricted shares vested in full upon the Company’s March 27, 2026 divestiture of its legacy sensor technology business, which constituted a sale of all of the sensor related intellectual property.

J3E2A2Z LP. On January 30, 2024, the Company signed an Extension of Warrant Agreement with each of Mr. Erickson and J3E2A2Z LP, an entity controlled by Mr. Erickson, extending the exercise dates of the 47,367 warrants issued in conjunction with the Convertible Promissory Notes from January 30, 2024 to January 31, 2026. All of the warrants expired on the extended exercise date since they were not exercised.

On October 22, 2024, the due dates on the two Convertible Promissory Notes, each dated January 31, 2018, with J3E2A2Z LP, were extended to September 30, 2025 from September 30, 2024 and the interest rate was increased from 6% to 8%.

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

On August 6, 2025, upon election by J3E2A2Z LP, the Company redeemed all 16,916 issued and outstanding shares of Series H Convertible Preferred Stock held by J3E2A2Z LP for (i) cash of approximately $654,276 and (ii) the issuance of 2.0 million shares of common stock in the aggregate, at a conversion price of $0.335 per share, representing total consideration equal to the stated value of $70 plus all accrued and unpaid dividends in an amount of approximately $140,210. As of March 31, 2026, all obligations under the Series H convertible preferred instrument had been satisfied.

Particle Acquisition Corporation. On March 27, 2026, the Company completed the divestiture of its legacy non-invasive sensor technology business pursuant to a Stock Purchase Agreement entered into by and among the Company, Particle, Inc., a Nevada corporation and wholly owned subsidiary of the Company, and Particle Acquisition Corporation, a Nevada corporation controlled by Ronald P. Erickson, former Chairman, President and CEO of Know Labs, Inc. (the "Buyer").

Under the terms of the Stock Purchase Agreement, the Company agreed to transfer to the Buyer, free and clear of all liens, all of the issued and outstanding equity interests of Particle in exchange for aggregate consideration of (i) USD One Dollar ($1.00), and (ii) the assumption of all obligations specifically related to the business, including the lease for the corporate office facility in Seattle, Washington.

The Stock Purchase Agreement also obligates the Buyer to pay to the Company a revenue share amount equal to ten percent (10%) of all future net revenue generated from products that incorporate or utilize the proprietary non-invasive diagnostic and sensor technology platform or related intellectual property transferred to the Buyer (each, a “Covered Product”), payable during the period commencing on the Closing Date until the earlier of (i) the fifth anniversary of the first commercial sale of a Covered Product or (ii) the occurrence of a change of control of the Buyer. In addition, upon the consummation of any future acquisition or change of control of the Buyer or the Covered Products that occurs on or prior to the fifth anniversary of the Closing Date, the Buyer is required to pay to the Company an acquisition share payment ranging between five percent (5%) and thirty-five percent (35%) of such acquisition proceeds.

Effective as of the Closing Date of the divestiture of the legacy sensor business, Mr. Erickson concluded his service as a member of the Company's Board of Directors and as President of the Company's Science Division. The Company recognized compensation expense of approximately $275,000 related to the accelerated vesting of the unvested restricted stock awards during the three months ended March 31, 2026.

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

On March 18, 2026, the Company’s Board approved a repricing of outstanding stock options granted and repriced on October 7, 2025 as permitted by our Amended and Restated 2021 Equity Incentive Plan, including options held by certain executive officers and directors. The exercise price of approximately 82.0 million outstanding options, including 10,000,000 options granted to our Vice Chair Linda Jenkinson and 3,750,000 options granted to our non-CEO NEO, Ms. Payne, was reduced from $1.10 to $0.37 per share, the closing market price on the date of approval. The repricing applied uniformly to all participants and was reviewed and approved by the Board of Directors, which determined that the adjustment was in the best interests of stockholders to maintain the incentive and retention value of eligible awards in light of prevailing market conditions.

Transactions with Former Director John Cronin and ipCapital Group, Inc.

Mr. Cronin served as a director beginning in November 2023 and was the Company’s Interim Chief Technology Officer from September 2024 to August 2025. He is Chairman and CEO of ipCapital Group, Inc., to which the Company paid approximately $50,000 in professional-service fees during the three months ended March 31, 2025. The Company did not pay professional-service fees to Mr. Cronin during the three months ended March 31, 2026. No ongoing consulting or advisory agreements with Mr. Cronin or ipCapital Group, Inc. were in effect as of March 31, 2026. On November 19, 2025, Mr. Cronin provided the Company with notice of his resignation from the Board of Directors. His decision to resign was not the result of any disagreement with the Company or its management on any matter relating to the Company’s operations, policies, or practices.

Transactions with Vice Chair Linda Jenkinson, Chairman and CEO Robert Gregory Kidd, and Vast Holdings, Inc.

Linda Jenkinson has served as the Company’s Vice Chair since August 2025 and is also the Chief Executive Officer and Chair of Vast Holdings, Inc., the holding company for Vast Bank. In 2024, the Company’s Chairman and CEO, Robert Gregory Kidd, personally invested $53 million of capital into Vast Holdings, Inc. to support Vast Bank. On October 23, 2025, the Company announced a collaboration with Vast Bank and Uphold to develop a network to deliver retail tokenized U.S.-dollar deposit products which was formalized in a strategic partnership agreement entered into on January 20, 2026. The Company’s collaboration with Vast Bank and Uphold contemplates joint development and pilot activities related to the deposit tokenization initiative. The terms of the collaboration were negotiated at arm’s length and reviewed by disinterested members of the Company’s Board.

On March 18, 2026, we entered into an Affiliate Services Agreement with Vast Holdings, Inc. pursuant to which we are reimbursing Vast Holdings, Inc. for certain strategic, operational and administrative services in support of the further development of the tokenized deposit program offering, subject to a reimbursement cap of $10.5 million during the term of the agreement unless otherwise agreed. The Company recognized $2.6 million of expenses during the three months ended March 31, 2026 in connection with this agreement, of which $1.1 million was recorded in Accounts payable - trade in the Consolidated Balance Sheet as of March 31, 2026.

The Company did not engage in any transactions with related parties during the three months ended March 31, 2026, or 2025 other than the transactions disclosed above.

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

Off-Balance Sheet Commitments

As of March 31, 2026, the Company had an outstanding commitment to provide secured financing of up to $450,000 to a third party. The note matures on September 23, 2026, with an option to extend the maturity date up to 180 days. The loan to the borrower is not an unconditionally cancelable instrument, and as of March 31, 2026, the Company recorded a liability for expected credit loss of $360,000 in Accrued expenses on the Consolidated Balance Sheets, based on management’s estimate. The expense is recorded in Provision for credit losses on the Consolidated Statements of Operations.

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

Although the Company conducts activities across multiple business initiatives, including digital asset treasury activities, and product development related to the tokenized deposit program offering, the Company does not prepare or utilize separate financial information at a level below the consolidated financial statements. In addition, the CODMs do not regularly review revenue, expense, or profitability information by business line, product, or service. Accordingly, all operations are considered by management to be one operating segment and one reportable segment as contained in the Consolidated Statements of Operations included in the consolidated financial statements.

The CODMs use net income (loss) as reported in the consolidated financial statements, as the primary measure of performance for assessing results and allocating resources.

15. SUBSEQUENT EVENTS
Management evaluated subsequent events, for purposes of determining whether adjustment to or disclosure in the consolidated financial statements was required through the date the consolidated financial statements were issued. No events occurred subsequent to March 31, 2026 that would require recognition or disclosure in the financial statements other than the transaction described below

On April 27, 2026, USBC, Inc. (the “Company”) drew an additional fixed-rate borrowing of $5.0 million (the "Second Draw") under the MLA previously entered into on March 18, 2026 with Payward Interactive, Inc. The Second Draw increases the aggregate principal amount outstanding under the MLA to $10.0 million and bears interest at a rate of 8.5% per annum maturing on April 27, 2027, unless earlier terminated in accordance with the terms of the MLA.

Borrowings under the MLA are solely secured by Bitcoin collateral held in custody with Payward Financial, Inc. and are subject to customary collateral maintenance provisions, including specified margin requirements and liquidation rights in the event of a collateral shortfall. In connection with the Second Draw, the Company pledged 66 additional Bitcoin as collateral, resulting in a total of 216 pledged Bitcoin collateral held in custody with a fair value of approximately $16.6 million as of April 27, 2026 and an LTV ratio of 60%. The LTV ratio as of May 10, 2026, was 57%. The Company was in compliance with all collateral maintenance requirements under the MLA as of May 10, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes in Part I, Item1 of this Quarterly Report on Form 10-Q for the three months ended March 31, 2026. Unless otherwise indicated or the context otherwise requires, references to "USBC," "we," "us," "our," and the "Company" refer to USBC, Inc.

The discussion contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties and are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance, tokenized deposit program development, digital asset treasury strategy, anticipated events and trends affecting our business, the broader economy and other future conditions, and our interpretation of applicable state and federal securities laws and other laws and regulations relating to digital assets. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Investors should not consider non-GAAP financial measures referred to in this discussion in isolation or as substitutes for financial information presented in compliance with GAAP. Explanation of non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measure is included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed in this report and as set forth in the section entitled "Risk Factors" in Part I, Item 1A, of our Transition Report on Form-10K for the transition period from October 1, 2025 to December 31, 2025, filed with the SEC on March 25, 2026.

Quarterly Overview
USBC, Inc. ("USBC" or the "Company") is a publicly traded technology company focused on the development of transformative financial services, including digital assets and banking solutions. A key focus of USBC is the further development of the USBC tokenized deposit program offering, a U.S.-dollar denominated tokenized deposit that operates on blockchain technology and is embedded with digital identity. USBC has also implemented a Bitcoin treasury strategy to bolster pre-launch development and research across its various divisions. With a focus on identity, inclusion, innovation, and risk management, USBC is dedicated to creating long-term stockholder value in a rapidly evolving financial landscape.

In August 2025, following the closing of a controlling-interest acquisition by Goldeneye 1995 LLC (an affiliate of our Chairman and Chief Executive Officer, Greg Kidd), the Company changed its corporate name to USBC, Inc. and its ticker symbol to “USBC” on the NYSE American effective August 15, 2025. Until August 2025, the Company operated under the name Know Labs, Inc. and was primarily focused on non-invasive diagnostic and sensor technologies. Our corporate evolution reflects a strategic pivot to a financial-services and digital-assets platform. Under the leadership of Chairman and Chief Executive Officer, Greg Kidd, USBC develops transformative financial services, including digital assets and banking solutions as well as non-invasive health monitoring research.

Our tokenized deposit program offering is being developed as an integrated platform comprising a permissioned blockchain ledger, a digital identity layer, wallet and consumer-facing mobile and web applications, a bank operations console, and developer portal designed to support future third-party developer integrations. Phase 1 testing of the product delivery strategy is progressing and development activity continues to advance across vendor coordination, infrastructure build-out, and platform integration, with the Company engaging specialized partners to support key components of the product offering. Results to date are informing the Company's evaluation of timing for subsequent phases of the product delivery strategy and the ultimate retail product launch.

We continue to execute under the Affiliate Services Agreement with Vast Holdings, Inc. (“Vast”), pursuant to which Vast provides strategic, operational and administrative services that support the further development of the tokenized deposit platform. As of April 30, 2026, we have incurred approximately $3.5 million in reimbursements to Vast for actual development-related costs under the $10.5 million cap contained in the Agreement which expires on December 31, 2026.

This MD&A focuses on the specific factors that affected our financial condition, results of operations, liquidity and capital resources during the three months ended March 31, 2026, including the impact of our digital‑asset treasury strategy, tokenized deposit program offering development expenditures, public‑company compliance requirements, and the impact of the Goldeneye capital investment. Our operating results for the three months ended March 31, 2026 also reflect our ongoing investment in the tokenized deposit program offering initiative, newly-established banking and technology service provider partnerships, and the divestiture of the legacy sensor technology business.

Recent Developments

On January 20, 2026, we formalized our collaboration with Uphold HQ Inc. (“Uphold”) and Vast Bank, N.A. (“Vast Bank”), which will serve as the initial issuing bank for the U.S. Bank Coin (“USBC”) tokenized-deposit program offering. Uphold is a financial technology company that provides modern infrastructure for on-chain payments, banking and investment services. Vast Bank is a federally regulated financial institution that will serve as the initial issuing bank for customer deposit accounts underlying the tokenized-deposit program. Under the tri-party agreement with Vast Bank and Uphold, USBC will serve as the network operator, Vast Bank will serve as the issuing bank for customer deposit accounts, and Uphold will provide platform integration and customer access services. We continue to advance technical, operational, and regulatory readiness in connection with subsequent phases of the delivery strategy and any future broader launch of the USBC tokenized-deposit program offering.

The tri-party agreement between Uphold, Vast Bank, and USBC provides that the non-binding memorandum of understanding signed by USBC, Vast Bank, and Uphold in October 2025 was terminated in its entirety as of the effective date of January 20, 2026. Additional information regarding the strategic partnership agreement by and among USBC, Vast Bank and Uphold is incorporated by reference from the Current Report on Form 8-K filed on January 26, 2026.

On March 10, 2026, we initiated Phase 1 of our multi-phase delivery strategy for how we will bring the USBC tokenized deposit program offering to market. Phase 1 is being conducted with a limited group of internal users who have elected to participate in an expanded employee pilot program to perform technical readiness testing of product features, such as onboarding and identity recovery, ACH funding, spending, treasury conversion, messaging, and activity logging in a controlled environment ahead of the public launch of the branded platform. Phase 1 is not a consumer offering and is not available to the public; it is intended solely to begin technical readiness testing. During this phase, testing activities are conducted exclusively with company-provided funds for internal evaluation purposes. Development costs associated with the product offering are accelerating as the program advances and are expected to be significant. The results of Phase 1 will inform our evaluation of the timing and scope of subsequent phases of the delivery strategy and when the tokenized deposit product offering may become available to retail customers of Vast Bank, the initial issuing bank. Any future retail launch will remain subject to the outcome of the pilot program, completion of technical integration and internal readiness milestones, and receipt of any required regulatory, board, and bank partner approvals.

On March 18, 2026, we entered into a Master Loan Agreement (the “MLA”) with Payward Interactive, Inc. (the “Lender”), pursuant to which the Company may, from time to time, borrow fiat currency or digital assets on the terms set forth therein in an aggregate principal amount of up to $25.0 million for up to a twelve-month term, subject to execution of one or more individual loan term sheets. The MLA contains customary conditions, initial collateral requirements, collateral maintenance and liquidation mechanics, and early return and recall rights. Borrowings under the MLA are solely secured by Bitcoin collateral held in custody with Payward Financial, Inc. and subject to collateral maintenance requirements based on specified margin ratios. On March 20, 2026, we entered into a term sheet for a fixed-term loan of $5.0 million bearing interest at a rate of 8.5% per annum under the MLA maturing on March 18, 2027. Proceeds from the Facility will be used primarily to fund further development costs of the tokenized deposit program offering, including costs paid to our affiliate, Vast Holdings, Inc. (“Vast”) under the terms of the Affiliate Services Agreement (the “Agreement”) we simultaneously entered into on March 18, 2026. Pursuant to the terms of the Agreement, we will reimburse Vast for the cost it incurs to perform certain strategic, operational, and administrative services in support of the further development of the tokenized deposit program offering. We believe that it is more economical and efficient for certain services necessary for these operations to be performed by officers, employees or consultants of Vast, recognizing that cost reimbursements to Vast must be at least on or favorable to market terms. Total reimbursements under the Agreement are capped at $10.5 million during the term of the Agreement, unless mutually agreed upon with Vast and are subject to detailed invoicing, documentation, and approval requirements. The Agreement expires on December 31, 2026.

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

On March 27, 2026, we completed the divestiture of our legacy non-invasive sensor technology business pursuant to a Stock Purchase Agreement entered into by and among USBC, Inc. its wholly owned subsidiary, Particle, Inc., Particle Acquisition Corporation, an entity controlled by Ronald P. Erickson, former Chairman, President and CEO of Know Labs, Inc. (the "Buyer"). As part of the divestiture transaction, we agreed to provide the Buyer with limited operating capital to fund a portion of its operating expenses until the Buyer secures permanent equity financing. Additional information regarding the Stock Purchase Agreement and our commitment to extend a short-term secured line of credit to the Buyer in connection with the divestiture transaction is incorporated by reference from the Current Report on Form 8-K filed on April 2, 2026.

RESULTS OF OPERATIONS
Results of Operations
The following table sets forth key components of our results of operations for the three months ended March 31, 2026, and 2025.
(in thousands)

	Three Months Ended March 31,
	2026	2025	$ Variance
Operating expenses-
Research and development expenses	$218	$418	$(200)
Selling, general and administrative expenses	11,449	1,789	9,660
Total operating expenses	11,667	2,207	9,460
Operating loss	(11,667)	(2,207)	(9,460)
Other Income (Expense), Net:
Interest income	11	3	8
Interest expense	(14)	(1,374)	1,360
Change in fair value of digital assets	(20,004)	—	(20,004)
Other derivative income, net	1,557	—	1,557
Provision for credit losses	(2,177)	—	(2,177)
Total other income (expense), net	(20,627)	(1,371)	(19,256)
Loss before income taxes	(32,294)	(3,578)	(28,716)
Income tax benefit	(6,740)	—	(6,740)
Net loss	$(25,554)	$(3,578)	$(21,976)
Our operating results for the three months ended March 31, 2026, reflect the Company's strategic transition towards its digital-asset treasury and financial-technology development initiatives following the Goldeneye capital investment completed on August 6, 2025.
Revenues. We did not generate any operating revenue during the three months ended March 31, 2026, and 2025. During the three months ended March 31, 2026, we continued to focus on financial-technology development activities, and we expect future operating revenues to be generated primarily from financial-technology network services, including the planned USBC tokenized deposit program offering.

Research and Development. R&D expenses were $218,000 for the three months ended March 31, 2026, a decrease compared to $418,000 for the comparable prior-year period. In February 2026, we completed our evaluation of the legacy non-invasive sensor technology business and the associated divestiture transaction closed on March 27, 2026.

Selling, General and Administrative. SG&A expense was $11,449,000 for the three months ended March 31, 2026, compared to $1,789,000 for the comparable prior-year period, an increase of $9,660,000. The significant increase in SG&A expense compared to the prior-year period was primarily attributable to increases in non-cash stock-based compensation expense of $3.3 million, operational expenses for tokenized deposit program offering development of $4.7 million (including $3.1 million incurred under agreements with affiliated service providers), and professional fees and other public-company and advisory costs of $1.7 million associated with our strategic transition.

Other Expense, Net. Other expense, net for the three months ended March 31, 2026 was $20,627,000, compared to $1,371,000 for the comparable prior-year period, an increase of $19,256,000. The significant increase in other expense, net compared to the prior-year period was primarily driven by changes in fair value of digital assets of $20.0 million, provision for credit losses of $2.2 million, partially offset by higher derivative income, net of $1.6 million, generated from option premiums collected under our Bitcoin treasury trading strategy, and a $1.4 million reduction in interest cost.

Income tax benefit. Income tax benefit was $6,740,000 for the three months ended March 31, 2026; there was no income tax benefit for the comparable prior-year period, an increase of $6,740,000. The increase in the income tax benefit compared to the prior-year period was primarily related to the tax effect of the change in fair value of digital assets, driven by volatility in digital asset markets, which caused a significant decline in the fair value of Bitcoin, net of the benefit of the deferred tax asset.

Net Loss. We reported a net loss of $25,554,000 for the three months ended March 31, 2026, compared with a net loss of $3,578,000 for the comparable prior-year period, an increase of $21,976,000. The significant increase in the net loss compared to the prior-year period primarily reflects the change in fair value of digital assets of $20.0 million, provision for credit losses of $2.2 million, operational expenses for tokenized deposit program offering development of $4.7 million, non-cash stock-based compensation expense of $3.3 million, professional fees and other public-company and advisory costs of $1.7 million, partially offset by a deferred income tax benefit of $6.7 million.

Although we expect our operating losses to continue in the near term, we believe our potential future revenue opportunities and strong capital structure provide us with flexibility to pursue our digital-asset treasury and financial-technology development initiatives.

Known Trends and Uncertainties

We anticipate that our future operating results will be heavily influenced by the following factors:

•Financing dependence: We expect to require additional liquidity sources in the near term to fund the shortfall in net operating revenue as we continue investing in the further development of the tokenized deposit program offering, which sources may include equity or debt financings, potential sales of Bitcoin, Bitcoin-collateralized financing arrangements, and related-party or other investor financing.

•Digital-asset market volatility: Changes in the market price of Bitcoin could cause material non-cash gains or losses in our operating expenses each period.

•Integration of banking partners: Our future results will depend on successful technical and regulatory integration with partner banks and technology providers supporting our tokenized-deposit platform offering. Delays or changes in bank and developer partner strategy could affect timing of launches and revenue realization.

•Regulatory developments: Evolving federal and state treatment of digital assets, stablecoins, and related financial-technology services could adversely affect our business model and accounting policies.

Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $2.0 million and working capital of $(7.3) million. We have historically incurred recurring losses and had an accumulated deficit of $216.1 million as of March 31, 2026. We recorded a net loss of $25.6 million for the three months ended March 31, 2026, a significant increase compared to a net loss of $3.6 million recorded for the comparable prior-year period. The increase in net loss was primarily attributable to a $20.0 million decline in the fair value of digital assets during the 2026 period. The comparable prior-year period was not impacted by non-cash change in the fair value of digital assets because we did not own any digital assets during that period. We continue to hold the underlying digital assets as of March 31, 2026 and currently intend to continue holding such digital assets for the foreseeable future.

Our liquidity during the three months ended March 31, 2026 primarily reflects the net proceeds of the equity issuance from the private placement completed on August 6, 2025 in which we issued approximately 357.8 million shares of common stock at $0.335 per share, for an aggregate purchase price consisting of 1,000 Bitcoin and $15 million in cash. As such, a substantial portion of our assets consist of Bitcoin. We view our Bitcoin holdings as long-term strategic reserves rather than trading assets although we may convert Bitcoin to cash periodically to fund operations. During the three months ended March 31, 2026, our liquidity was primarily utilized to fund operating expenses and working capital requirements. Management believes that existing liquidity and digital asset holdings are sufficient to fund operations for at least 12 months after issuance of these consolidated financial statements. Management expects that the Company will supplement its cash resources with additional liquidity sources as it executes its business plan. These sources may include sales of Bitcoin, potential Bitcoin-collateralized financing arrangements, related-party or other investor financing, and other debt or equity financings.

On March 18, 2026, we entered into a Master Loan Agreement (the “MLA”) with Payward Interactive, Inc. (the “Lender”), pursuant to which we may, from time to time, borrow fiat currency or digital assets on the terms set forth therein in an aggregate principal amount of up to $25 million for up to a twelve-month term, subject to the execution of one or more individual loan term sheets (the "Facility"). The MLA contains customary conditions, initial collateral requirements, collateral maintenance and liquidation mechanics, and early return and recall rights. Borrowings under the MLA are solely secured by Bitcoin collateral held in and subject to collateral maintenance requirements based on specified margin ratios. The Bitcoin collateralizing the Facility is held for the benefit of the Lender by an affiliate of the Lender, Payward Financial, Inc. (the "Custodian") and subject to an account control agreement by and among the Lender, the Company and the Custodian.

On March 20, 2026, we entered into a term sheet for a one year fixed-term loan of $5.0 million bearing interest at a rate of 8.5% per annum under the MLA. The obligations under the MLA are prepayable at our option at any time after three months from the date of the initial loan draw without penalty. The MLA provides us with an additional source of liquidity to fund our operations and strategic initiatives, primarily the further development and future launch of the tokenized deposit program offering. The loan is collateralized by 150 Bitcoin which we pledged to the counterparty in an amount of approximately $10.2 million based on the price of Bitcoin as of March 31, 2026.

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

The following table reconciles Adjusted EBITDA to net loss, the most closely comparable GAAP financial measure, for the three months ended March 31, 2026 and the comparable prior-year period:

	Three Months Ended March 31,
	2026	2025
Net Loss	$(25,554,769)	$(3,579,036)
Plus: Change in fair value of digital assets	20,004,465	-
Plus: Stock-based compensation	3,925,225	593,681
Subtract: Income tax benefit	(6,739,925)	-
Plus: Provision for credit losses	2,176,824	-
Plus: Interest expense	14,167	1,374,045
Adjusted EBITDA	$(6,174,013)	$(1,611,310)

Operating Activities
Net cash used in operating activities during the three months ended March 31, 2026 was $7,057,591, which was primarily attributable to the net loss for the three months ended March 31, 2026 of $25,554,769, partially offset by non-cash expenses of $17,870,429. Non-cash expenses during the three months ended March 31, 2026 were primarily comprised of stock-based compensation expense of $3,925,225, unrealized losses related to the change in the fair value of digital assets of $20,004,465, partially offset by net gains on derivatives of $1,556,719, and the deferred income tax benefit of $6,739,925.

The net operating cash outflows primarily reflect operating expenses incurred with the Company’s strategic transition to development of the tokenized deposit program offering following the August 2025 Goldeneye capital investment.

Investing Activities

There were no investing transactions completed during the three months ended March 31, 2026.

Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2026 was $5,000,330, which was primarily attributable to proceeds from a loan draw under the MLA. For additional information on the impact of the private placement transaction completed on August 6, 2025 on the Company’s liquidity position, see "Liquidity and Capital Resources."

Capital Requirements and Future Liquidity

We expect to continue incurring operating losses as we fund the further development of our tokenized deposit program offering. Our ability to sustain operations and execute our strategy depends on our capacity to raise additional capital through equity or debt financings, monetize Bitcoin holdings, including through potential sales, or obtain other sources of liquidity, including potential Bitcoin-collateralized financing arrangements, or related-party or other investor financing.

Future capital needs will depend on, among other things:

•potential licensing or technology-development expenditures,

•regulatory and compliance costs associated with financial technology activities, and

•any acquisitions or strategic investments.

Based on our current projections, management believes we have adequate resources to meet our obligations for the next twelve months. As we continue to execute our business strategy, management may supplement cash on hand with additional liquidity sources, which could include digital asset sales, financing arrangements, or other debt or equity financings. Continuation of operations beyond that period will depend on market conditions for additional capital and the financial performance of our tokenized deposit program offering.

Contractual Obligations and Commitments
Our contractual cash obligations as of March 31, 2026 are summarized in the table below:

		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years
Loan payable (1)	$5,432,083	$5,432,083	$—
Operating leases	232,794	76,559	156,235
	$5,664,877	$5,508,642	$156,235
(1) On March 20, 2026, we entered into a term sheet for a one year fixed-term loan of $5.0 million bearing interest at a rate of 8.5% per annum under the MLA maturing on March 18, 2027. The obligations under the MLA are prepayable at our option at any time after three months from the date of the initial loan draw without penalty.
Divestiture Transaction

On March 27, 2026 (the “Closing Date”), we completed the divestiture of our legacy non-invasive sensor technology business pursuant to a Stock Purchase Agreement entered into by and among the Company, its wholly-owned subsidiary, Particle, Inc., a Nevada corporation (“Particle”), Particle Acquisition Corporation, a Nevada corporation (the “Buyer”), and our former Chairman, President and CEO, Ronald P. Erickson, an individual and principal officer of the Buyer. Effective as of the Closing Date of the divestiture of the legacy sensor business, Mr. Erickson concluded his service as a member of the Board of Directors and as President of the Science Division.

Off-Balance Sheet Arrangements

As of March 31, 2026, the Company had an outstanding commitment to provide secured financing of up to $450,000. The loan to the borrower is not an unconditionally cancelable instrument, and as of March 31, 2026, the Company recorded a liability for expected credit loss of $360,000. The estimate of expected credit losses for off-balance sheet commitments considers the likelihood that funding will occur, expected utilization rates, borrower credit quality, collateral values, and current and forecasted economic conditions.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Valuation of Digital Assets

We hold Bitcoin as the principal component of our Consolidated Balance Sheets. Digital assets such as Bitcoin are initially recorded at cost and subsequently measured at fair value, with changes in fair value recognized in the line item, change in fair value of digital assets.

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

The large majority of our Bitcoin holdings are custodied by third-party institutional custodians under multi-signature cold-storage arrangements designed to mitigate security risk.

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

Allowance for Credit Losses

The Company applies the current expected credit loss ("CECL") model under ASC 326, Financial Instruments — Credit Losses, to estimate expected credit losses on financial assets measured at amortized cost and certain off-balance sheet credit exposures. This standard requires the Company to recognize lifetime expected credit losses upon origination of a financial asset or at the time an off-balance sheet commitment is made, rather than when losses are probable, and to incorporate forward-looking information into the estimate. The CECL model represents a critical accounting policy because it is new for the Company this quarter and requires significant management judgment in the selection of inputs, assumptions, and methodologies.

Digital asset receivable . We consider and account for counterparty credit risk using the principles in Topic 326 – Financial Instruments - Credit Losses (“Topic 326”) to measure any credit impairment. The digital asset receivable is presented net of any allowance for credit losses if deemed material. We utilize the probability of default (“PD”) loss given default (“LGD”) approach to estimating the allowance for credit loss (“ACL”) at origination and subsequent reporting periods. In order to apply the PD LGD approach, management considers the lifetime of the digital asset receivable, the reasonable and supportable forecast period, and the PD LGD. As of March 31, 2026, we recorded an allowance for credit loss of $1.8 million, based on management’s estimate of expected credit losses.

Off-Balance Sheet Commitments. The Company is party to certain off-balance sheet financing commitments that are subject to credit loss estimation under ASC 326. The ACL is estimated using a loss given default / expected exposure methodology that incorporates management's assessment of expected draw timing, obligor credit quality, collateral recovery values, and current and forecasted economic conditions. As of March 31, 2026, we recorded an allowance for expected credit losses of $360,000 on its off-balance sheet commitments, reflected as a non-cash provision for credit losses in the condensed consolidated statements of operations for the three months ended March 31, 2026.

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

Because volatility and expected-term assumptions involve significant judgment, changes in these inputs could materially affect compensation expense recognized under the Amended and Restated 2021 Equity Incentive Plan (see “Executive Compensation” in Part III of our Transition report on Form 10-K for the three months ended December 31, 2025.

Convertible Instruments and Derivatives

Evaluating embedded conversion and redemption features requires judgment, including volatility estimates and discount‑rate assumptions that may result in non‑cash gains or losses. See Notes 3 and 5 to our financial statements included in Item 1 of this report for additional information on our accounting for convertible instruments and embedded derivatives prior to the Transition Period. When we issued convertible debt or equity instruments that may have contained embedded conversion or redemption features, we evaluated whether those features required bifurcation and separate accounting as derivatives under ASC 815. Determining the fair value of embedded derivatives involves the use of valuation models incorporating market-based assumptions, such as the volatility of our stock price, expected term, and discount rates. Future volatility or interest-rate changes could result in material non-cash gains or losses each period.

Going Concern

In accordance with ASC 205-40, management evaluates our ability to continue as a going concern for a period of one year after the date the financial statements are issued. Our assessment considers current cash on hand, expected cash flows from operations, and our ability to raise additional capital. In May 2026, the Company analyzed its cash requirements and operations at least through May 2027 and determined that, based upon our current available cash, digital asset holdings, and expected operations, the Company has no substantial doubt about its ability to continue as a going concern. While the capital investment significantly improved our liquidity, our business model remains dependent on external financing and the value of digital assets, both of which are subject to market volatility and investor sentiment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable as a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES
a)Evaluation of Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures are effective at the reasonable assurance level.
b)Inherent Limitations on Internal controls
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

c)Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2026, other than the continued integration and documentation of controls related to the August 2025 capital investment and our Bitcoin treasury activities, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
RISK FACTORS
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. Our market risks are similar to those disclosed under the caption “Risk Factors” in Part I, Item 1A of our Transition Report on Form 10-K for the three months ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended March 31, 2026, there were no unregistered sales of equity securities.

Use of Proceeds
Not applicable.

Issuer Purchases of Equity Securities
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
None
ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:
(a)Exhibits

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
10.1
Separation and General Release Agreement, dated January 6, 2026, by and between the Company and Kirk Chapman (incorporated by reference to the Company’s Transition Report on Form 10-K, filed March 25, 2026).

10.2
Strategic Partnership Agreement, dated as of January 20, 2026, by and among the Company, Vast Bank and Uphold (incorporated by reference to Company’s Current Report on Form 8-K, filed January 26, 2026)

10.3	Affiliate Services Agreement, dated March 18, 2026, between USBC, Inc. and Vast Holdings, Inc. (incorporated by reference to the Company’s Transition Report on Form 10-K, filed March 25, 2026).
10.4#	Master Loan Agreement, dated March 18, 2026, between USBC, Inc. and Payward Interactive, Inc. (incorporated by reference to the Company’s Transition Report on Form 10-K, filed March 25, 2026).
10.5#
Stock Purchase Agreement, dated March 27, 2026, by and among USBC, Inc., Particle, Inc., Particle Acquisition Corporation, and Ron Erickson (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 2, 2026).

10.6†
Separation and General Release Agreement, dated April 9, 2026, by and between the Company and Ronald Erickson. (incorporated by reference to the Company’s Transition Report on Form 10-K/A, filed April 27, 2026).

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
*Filed herewith
**Furnished herewith
† Executive compensation plan or arrangement
# Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2026		USBC, INC.

	By:	/s/ Robert Gregory Kidd
Name: Robert Gregory Kidd
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Kitty Payne
Name: Kitty Payne
Chief Financial Officer
(Principal Financial and Accounting Officer)
i