Form 10-Q
period 2026-06-30
USBC, Inc.
filed 2026-08-07
CIK 1074828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _______ to ________
Commission File number 001-37479

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, issued and outstanding as of August 5, 2026: 388,144,429 shares.
DOCUMENTS INCORPORATED BY REFERENCE: None.

ITEM 1. FINANCIAL STATEMENTS
USBC, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,982,232	$4,092,308
Restricted cash	660,000	—
Prepaid expenses	624,091	291,174
Note receivable, net	48,452	—
Derivative assets and digital assets receivable, net	248,105	2,410,043
Total current assets	4,562,880	6,793,525

OTHER ASSETS
Digital assets	58,113,455	86,637,784
Deferred tax asset	3,664,237	—
Other non-current assets	146,599	239,621

TOTAL ASSETS	$66,487,171	$93,670,930

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (1)	$3,069,064	$1,988,049
Accrued expenses (1)	1,670,547	1,095,885
Loan payable	15,000,000	—
Current portion of operating lease right-of-use liability	90,083	84,712
Derivative liabilities	152,798	509,022
Total current liabilities	19,982,492	3,677,668

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	103,818	150,106
Deferred tax liability	—	8,311,381
Total liabilities	20,086,310	12,139,155

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value, 750,000,000 shares authorized, 388,144,429 and 388,143,679 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively (2)	388,144	388,144
Additional paid in capital	282,901,721	271,689,292
Accumulated deficit	(236,889,004)	(190,545,661)
Total stockholders' equity	46,400,861	81,531,775

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,487,171	$93,670,930

(1) Includes approximately $1.0 million payable for costs incurred pursuant to service agreements with affiliated entities as of June 30, 2026. See Note 13.
(2) Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 40 reverse stock split that became effective on February 19, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

USBC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended,		Six Months Ended,
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

OPERATING EXPENSES
RESEARCH AND DEVELOPMENT EXPENSES	$57,352	$238,612	$275,548	$656,819
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (1)	16,372,883	1,015,733	27,821,947	2,805,048
Total operating expenses	16,430,235	1,254,345	28,097,495	3,461,867
OPERATING LOSS	(16,430,235)	(1,254,345)	(28,097,495)	(3,461,867)

OTHER INCOME (EXPENSE), NET
Interest income	14,581	1,409	25,884	3,940
Interest expense	(219,583)	(275,665)	(233,750)	(1,649,710)
Change in fair value of digital assets	(9,705,974)	—	(29,710,439)	—
Other derivative income, net	671,391	—	2,228,110	—
Provision for credit losses	(354,446)	—	(2,531,270)	—
Total other expense, net	(9,594,031)	(274,256)	(30,221,465)	(1,645,770)

LOSS BEFORE INCOME TAXES	(26,024,266)	(1,528,601)	(58,318,960)	(5,107,637)

Income tax benefit	(5,235,692)	—	(11,975,617)	—

NET LOSS	(20,788,574)	(1,528,601)	(46,343,343)	(5,107,637)

Deemed dividends on Series C, D and H Preferred Stock	—	(2,158,161)	—	(2,181,823)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(20,788,574)	$(3,686,762)	$(46,343,343)	$(7,289,460)

Basic and diluted loss per share	$(0.05)	$(0.55)	$(0.12)	$(1.52)

Weighted average shares of common stock outstanding- basic and diluted (2)	388,144,429	6,672,777	388,144,334	4,780,564
(1) Includes approximately $3.3 million and $6.3 million of costs incurred pursuant to service agreements with affiliated entities for the three and six months ended June 30, 2026, respectively.
(2) Information pertaining to the number of shares outstanding and per share data gives retroactive effect to a 1 for 40 reverse stock split that became effective on February 19, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

USBC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)

	Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series H Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' (Deficit)/Equity
	Shares	$	Shares	$	Share	$	Shares(1)	$
Balance as of December 31, 2024	17,858	$1,790	10,161	$1,015	—	$—	2,779,149	$111,089	$139,405,148	$(143,433,942)	$(3,914,900)
Stock compensation expense	—	—	—	—	—	—	—	—	593,681	—	593,681
Deemed dividends on Series C and D Preferred Stock	—	—	—	—	—	—	—	—	23,662	(23,662)	—
Issuance of common stock for At The Market common stock offering	—	—	—	—	—	—	379,451	1,628	509,077	—	510,705
Issuance of common stock for debt payment	—	—	—	—	—	—	383,118	384	505,617	—	506,001
Impact of reverse stock split due to rounding	—	—	—	—	—	—	(11)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(3,579,036)	(3,579,036)
Balance as of March 31, 2025	17,858	$1,790	10,161	$1,015	—	$—	3,541,707	$113,101	$141,037,185	$(147,036,640)	$(5,883,549)
Issuance of common stock for services	—	—	—	—	—	—	400,000	400	175,600	—	176,000
Deemed dividends on Series C and D Preferred Stock	—	—	—	—	—	—	—	—	24,998	(24,998)	—
Issuance of common stock for At The Market common stock offering	—	—	—	—	—	—	1,329,276	1,330	772,588	—	773,918
Issuance of common stock for debt payment	—	—	—	—	—	—	2,226,965	2,227	850,369	—	852,596
Issuance of Series H Convertible Preferred Stock	—	—	—	—	16,916	1,184,066	—	—	702,335	—	1,886,401
Deemed dividend due to repricing of Series C, D and H Preferred Stock	—	—	—	—	—	—	—	—	1,064,199	(2,133,163)	(1,068,964)
Net loss	—	—	—	—	—	—	—	—	—	(1,528,601)	(1,528,601)
Balance as of June 30, 2025	17,858	$1,790	10,161	$1,015	16,916	$1,184,066	7,497,948	$117,058	$144,627,274	$(150,723,402)	$(4,792,199)

Balance as of December 31, 2025	—	—	—	—	—	—	388,143,679	388,144	271,689,292	(190,545,661)	81,531,775
Stock compensation expense	—	—	—	—	—	—	—	—	3,925,225	—	3,925,225
Issuance of common stock for stock option exercises	—	—	—	—	—	—	750	—	330	—	330
Net loss	—	—	—	—	—	—	—	—	—	(25,554,769)	(25,554,769)
Balance as of March 31, 2026	—	$—	—	$—	—	$—	388,144,429	$388,144	$275,614,847	$(216,100,430)	$59,902,561
Stock compensation expense	—	—	—	—	—	—	—	—	7,286,874	—	7,286,874
Net loss	—	—	—	—	—	—	—	—	—	(20,788,574)	(20,788,574)
Balance as of June 30, 2026	—	$—	—	$—	—	$—	388,144,429	$388,144	$282,901,721	$(236,889,004)	$46,400,861
(1) Information pertaining to the number of shares outstanding and per share data gives retroactive effect to a 1 for 40 reverse stock split that became effective on February 19, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

USBC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended,
	June 30, 2026	June 30, 2025
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(46,343,343)	$(5,107,637)
Adjustments to reconcile net loss to net cash used in
Operating activities
Depreciation and amortization	6,184	14,325
Loss on disposal of fixed assets (1)	22,363	—
Stock based compensation - stock option grants	11,212,099	593,681
Provision for credit losses	2,531,270	—
Amortization of operating lease right-of-use asset	64,475	55,709
Issuance of common stock for services	—	176,000
Interest expense for default of convertible notes	—	748,600
Amortization of debt issuance costs	—	654,110
Change in fair value of digital assets	29,710,439	—
Other derivative income, net	(2,228,110)	—
Deferred income taxes	(11,975,617)	—
Interest income on note receivable	(3,452)	—
Changes in operating assets and liabilities:
Prepaid expenses	(332,917)	—
Operating lease right-of-use liability	(40,917)	(47,441)
Derivative liabilities	(356,224)	—
Digital assets - receivable, net	(1,198,991)	—
Derivative assets	2,231,659	—
Accounts payable - trade and accrued expenses	1,475,676	197,204
Other long-term assets	—	125,000
NET CASH USED IN OPERATING ACTIVITIES	(15,225,406)	(2,590,449)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of USDC	(10,000,000)	—
Liquidation of USDC	10,000,000	—
Draws on note receivable	(225,000)	—
NET CASH USED IN INVESTING ACTIVITIES:	(225,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from draws on loan payable	15,000,000	—
Proceeds from debt offering	—	200,000
Proceeds from Original Issuance Notes	—	246,000
Proceeds from issuance of common stock for stock option exercise	330	—
Proceeds from At The Market common stock offering	—	1,284,623
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,000,330	1,730,623

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(450,076)	(859,826)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	4,092,308	1,032,329

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$3,642,232	$172,503

Supplemental disclosures of cash flow information:
Interest paid	$127,500	$2,000
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Deemed dividends on Series C, D and H Preferred Stock	$—	$2,181,823
Common stock issued for debt payment	$—	$1,358,597
Premiums received in digital assets from treasury trading strategy	$1,875,425	$—
Conversion of notes payable into Series H convertible preferred stock	$—	$583,794
(1) Represents the net book value of fixed assets sold in connection with the March 27, 2026 divestiture transaction. See Note 13.

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
These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Transition Report filed on Form 10-K for the three months ended December 31, 2025, filed with the SEC on March 25, 2026. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2026, or for any other fiscal period.
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

On March 27, 2026, the Company completed the divestiture of its legacy non-invasive sensor technology business with the transfer of the issued and outstanding equity interests of its wholly-owned subsidiary, Particle, Inc., to a newly-formed entity controlled by its former Chairman, President and CEO, Ronald P. Erickson. The Company also agreed to provide short-term financing in an aggregate principal sum of up to $450,000 to help ensure a smooth transition of the business to independent ownership until permanent equity financing is in place. The financial impact of the divestiture transaction was not material to the Company's financial statements. As of June 30, 2026, the Company had advanced $225,000 of the total amount committed under the credit facility.

USBC has also implemented a Bitcoin treasury strategy to bolster pre-launch development and research across its various divisions. The Company recorded derivative income, net of $671,391 and $2,228,110 for the three and six months ended June 30, 2026, respectively, for option premiums received on its treasury trading strategy. The Company began buying and selling call options on its Bitcoin holdings in the fourth fiscal quarter of 2025.

With a focus on identity, inclusion, innovation, and risk management, USBC is dedicated to creating long-term stockholder value in a rapidly evolving financial landscape. Its operating results for the six months ended June 30, 2026 primarily reflect ongoing investment in these initiatives and the integration of newly established banking and technology partnerships.

As of June 30, 2026, the Company has authorized 750,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

2. LIQUIDITY AND GOING CONCERN
As of June 30, 2026, the Company had cash and cash equivalents of $3.0 million and an accumulated deficit of approximately $236.9 million. The Company has historically incurred recurring operating losses and negative operating cash flows and expects to continue to incur operating losses for the foreseeable future as it continues to invest in the development and scaling of its financial-technology platform and digital-asset initiatives.
The Company incurred a net loss of approximately $46.3 million and $5.1 million, for the six months ended June 30, 2026, and 2025, respectively. The $46.3 million net loss for the six months ended June 30, 2026, was comprised of several core non-cash items including a $29.7 million non-cash unrealized loss on the change in fair value of digital assets, $11.2 million of non-cash stock-based compensation expense, and a $2.5 million non-cash provision for credit losses, partially offset by a $12.0 million non-cash deferred income tax benefit.

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
Certain prior-period amounts have been reclassified to conform to the current-period presentation. As of December 31, 2025, operating lease right-of-use assets of $186,900, previously presented separately, have been reclassified to other non-current assets. This reclassification had no effect on total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

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

Use of Estimates – Management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements including, but not limited to, those estimates related to digital assets, digital assets receivable, derivatives, leases, debt, stock-based compensation, and income taxes. Management believes that estimates utilized in preparing the financial statements are reasonable. Estimates, by their nature, are based on judgment and available information. As such, actual results could differ materially from these estimates included in these financial statements.

Cash and Cash Equivalents – The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents.
Restricted Cash – Restricted cash consists of cash balances held in escrow on behalf of an affiliate that are legally or contractually restricted as to withdrawal or use. The Company's restricted cash is presented separately from cash and cash equivalents on the consolidated balance sheets. For purposes of the consolidated statements of cash flows, cash, cash equivalents, and restricted cash are included in total cash, cash equivalents, and restricted cash.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the corresponding amounts presented in the Consolidated Statements of Cash Flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$2,982,232	$4,092,308
Restricted cash	660,000	—
Total cash, cash equivalents and restricted cash	$3,642,232	$4,092,308

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

As of June 30, 2026, the Company primarily held Bitcoin in its corporate treasury, with lesser amounts of USD Coin ("USDC"), a cryptocurrency backed by US dollars and equivalent assets. The Company views its Bitcoin as a productive asset, a source of liquidity, yield, and long-term capital appreciation. By activating substantially all of its Bitcoin holdings through structured trading arrangements, the Company seeks to generate incremental income that helps fund operations, expand infrastructure, and reduce the Company’s cost of capital. See description of the Company’s accounting policy for its digital asset derivatives below.
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

The 1,000 Bitcoin received on August 6, 2025 as part of the Goldeneye capital investment was recorded at an average price of $115,567 per Bitcoin. During the three and six months ended June 30, 2026, the Company obtained 5.175, and 15.616 Bitcoin, respectively, through its trading strategy, which has been recognized as other derivative income, net, in the Consolidated Statements of Operations. The Company commenced buying and selling call options on its Bitcoin holdings in the fourth fiscal quarter of 2025 and as such, it did not obtain any Bitcoin from its trading strategy during the three and six months ended June 30, 2025. While the Company may periodically make open market purchases of Bitcoin or opt to sell a portion of the Bitcoin it obtains through its treasury trading strategy from time to time, the Company did not purchase or sell any Bitcoin during the three and six months ended June 30, 2026.

A summary of activity in Bitcoin and digital assets - receivable, net for the six months ended June 30, 2026 was as follows:

	Digital assets	Digital assets - receivable, net
Bitcoin and digital assets - receivable, net at fair value as of December 31, 2025	$86,637,784	$2,348,695
Bitcoin generated through trading	1,124,225	—
Fees	(224,835)	—
Provision for credit losses	—	(1,816,824)
Unrealized gain/(loss)	(20,367,447)	362,982
Bitcoin and digital assets - receivable, net at fair value as of March 31, 2026	$67,169,727	$894,853
Bitcoin generated through trading	751,200	—
Fees	(456,597)	—
Provision for credit losses	—	(354,446)
Unrealized gain/(loss)	(9,328,996)	(376,978)
Outstanding premium settlement receivable	(26,877)	26,877
Bitcoin and digital assets - receivable, net at fair value as of June 30, 2026	$58,108,457	$190,306

The table above excludes $4,998 of USDC included in digital assets on the Consolidated Balance Sheet as of June 30, 2026. The Company did not hold any USDC as of December 31, 2025. The Company converted $10.0 million of USDC to USD on a one-to-one basis during the six months ended June 30, 2026.

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

Digital Assets - Receivable, net – The Company pledges Bitcoin as collateral for its derivative trading activities. The digital assets receivables are initially measured upon transfer at fair value and subsequently remeasured at fair value each reporting period. The changes in fair value are recognized on the Consolidated Statements of Operations, in accordance with ASU 2023-08.

The Company is exposed to counterparty credit risk arising from its digital assets receivable balance. Counterparty credit exposure represents the risk that a counterparty may fail to fulfill its contractual obligations. The Company evaluates the digital assets receivable balance for expected credit losses, in accordance with ASC 326 - Financial Instruments - Credit Losses (“ASC 326”). The Company estimates the allowance for credit losses on digital assets receivables under the current expected credit loss (“CECL”) model using a probability of default (“PD”) and loss given default (“LGD”) methodology. In order to apply the PD LGD approach, management considers the remaining expected time horizon of the receivables and reasonable and supportable forecasts of future conditions. If deemed material, an allowance for credit losses is recorded as a valuation account, directly offsetting the digital assets receivables on the Consolidated Balance Sheets. The Company had gross digital asset receivables of $2.3 million as of June 30, 2026, and December 31, 2025. As of June 30, 2026, the Company recorded an allowance for credit losses of $2.2 million, based on management’s estimate of expected credit losses associated with its derivative counterparty credit risk exposure, within Provision for credit losses in the Consolidated Statements of Operations. As of June 30, 2026, the net digital asset receivable was $190,306, consisting of a net collateral receivable of $163,429 and an outstanding premium settlement receivable of $26,877. The Company actively monitors counterparty credit quality and adjusts the allowance for credit losses as necessary. Balances are written off when management determines that collection is no longer probable. Subsequent recoveries are charged to the allowance. No allowance for credit losses related to digital assets receivable was recorded as of December 31, 2025.

The following table summarizes the activity in the allowance for credit losses on digital assets receivable for the six months ended June 30, 2026:

Allowance for Credit Losses
Allowance for credit losses as of December 31, 2025	$—
Provision for credit losses	(1,816,824)
Net charge-offs/(recoveries)	—
Allowance for credit losses as of March 31, 2026	$(1,816,824)
Provision for credit losses	(354,446)
Net charge-offs/(recoveries)	—
Allowance for credit losses as of June 30, 2026	$(2,171,270)

Note receivable, net – The Company accounts for its note receivable, net at amortized cost, which represents the outstanding principal balance, net of unearned income, and expected credit losses. The Company records accrued interest within Interest income on the Consolidated Statements of Operations, and outstanding amounts in Note receivable, net on the Consolidated Balance Sheets (see Notes 6 and 14 for more information).
Property and Equipment – Equipment consists of machinery, and furniture and fixtures, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives or lease period of the relevant asset, generally three years. During the six months ended June 30, 2026, the Company sold all of its property and equipment and recorded a loss on disposal of fixed assets in the Consolidated Statement of Operations as part of selling, general and administrative expenses. Accordingly, there were no remaining property and equipment balances reported on the Consolidated Balance Sheet as of June 30, 2026.

Revenue Recognition– The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. The Company is currently developing its tokenized deposit platform and has not commenced revenue-generating operations. Accordingly, no revenue from contracts with customers has been recognized during the periods presented. Upon commencement of commercial operations, the Company will recognize revenue in accordance with ASC 606 based on the specific performance obligations and contractual arrangements with its customers.
Upon full commercial launch of the tokenized deposit program offering, revenue recognition from contracts with customers will be determined through the following steps:

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
Revenue generated from financial instruments such as derivatives and investments are not subject to ASC 606. The Company recognizes realized gains and losses, net from the trading of derivative contracts which are reported in other derivative income, net, in the Consolidated Statements of Operations. The Company carries certain assets and liabilities at fair value with changes in fair value reported in Change in fair value of digital assets and other derivative income, net, in the Consolidated Statements of Operations. Refer to Notes 4 and 5 of these financial statements for more information regarding fair value measurement.

Research and Development Expenses – Research and development expenses consist of the cost of officers, employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.
Legacy radio frequency spectroscopy research activities were discontinued with the divestiture of the legacy non-invasive sensor technology business which was completed on March 27, 2026. The Company incurred research and development expenses of approximately $57,000, and $239,000 during the three months ended June 30, 2026, and 2025, respectively. The Company incurred research and development expenses of approximately $276,000, and $657,000 during the six months ended June 30, 2026, and 2025, respectively.

The Company evaluated the divestiture of the legacy non-invasive sensor technology business under ASC 205‑20, Presentation of Financial Statements—Discontinued Operations. Although the divested operations constituted a component of the Company, management concluded the disposal did not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. This conclusion was based on, among other factors, (i) the Company’s strategic pivot to financial‑technology and digital‑asset initiatives that was implemented prior to the divestiture, (ii) the substantially completed wind‑down of the legacy sensor research activities prior to the divestiture, (iii) the absence of meaningful revenue generated from the legacy sensor activities during the periods presented, and (iv) the immateriality of assets and liabilities associated with the divested operations. Accordingly, the results of the legacy sensor activities have not been reported as discontinued operations, and the Company has not reclassified prior‑period financial statements. Costs associated with the legacy sensor activities during the three and six months ended June 30, 2026 and 2025 consisted primarily of research and development costs and were included in research and development expenses in the accompanying Consolidated Statements of Operations. The assets and liabilities related to the legacy sensor business were immaterial.

Fair Value Measurements and Financial Instruments – ASC 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
Level 1 – Quoted prices in active markets for identical assets and liabilities;
Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and
Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The carrying amounts of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts payable, and accrued expenses approximate the fair value of the respective assets and liabilities as of June 30, 2026 and December 31, 2025 are based upon the short-term nature of the assets and liabilities. Digital assets and derivatives assets and liabilities are held at fair value in the Consolidated Balance Sheets and measured on a recurring basis.
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

Digital Asset Derivatives – As part of its Bitcoin yield generation strategy trading activities, the Company has entered into option derivative contracts on its Bitcoin holdings that resulted in obtaining the right to receive or obligation to deliver a fixed amount of Bitcoin in the future. Derivatives are instruments that derive their value from changes in an underlying reference outside the control of the Company. Derivatives may be traded on an exchange (exchange-traded) or they may be privately negotiated contracts, which are usually referred to as over the counter (“OTC”) derivatives. The Company has appointed Hyrcanian Asset Management, LLC (the “Manager”) to perform certain treasury management services, including execution and settlement of the options in physical delivery. The Company has accounted for these derivatives in accordance with ASC 815, Derivatives and Hedging.

These derivative contracts derive their value from underlying asset prices, other inputs, or a combination of these factors. Derivative contracts are recognized as either assets or liabilities in the Consolidated Balance Sheets at fair value, with changes in fair value recognized in other income (expense), net in the Consolidated Statements of Operations, depending on the nature of the derivative. Premiums collected in bitcoin from derivative contracts have been disclosed in the statement of cash flows as part of non-cash operating activities with valuation adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities in the Consolidated Statements of Cash Flows, depending on the nature of the derivative.

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
Convertible Securities – Based upon ASC 815-15, the Company previously adopted a sequencing approach regarding the application of ASC 815-40 to convertible securities. The Company evaluated its historical contracts based upon the earliest issuance date. In the event partial reclassification of contracts subject to ASC 815-40-25 was necessary, due to the Company’s inability to demonstrate it has sufficient shares authorized and unissued, shares were allocated on the basis of issuance date, with the earliest issuance date receiving first allocation of shares. If a reclassification of an instrument were required, it would have resulted in the instrument issued latest being reclassified first. No convertible securities were outstanding as of June 30, 2026 or December 31, 2025. All convertible securities were redeemed in August 2025 as part of the Goldeneye capital investment.
Net Loss per Share – Under the provisions of ASC 260, Earnings Per Share, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Deemed dividends to preferred stockholders increased the net loss available to common stockholders and impact the net loss per share calculation reported for historical periods prior to the redemption of all convertible securities in August 2025.

As of June 30, 2026 and December 31, 2025, the Company had 388,144,429 and 388,143,679 shares of common stock issued and outstanding, respectively. As of June 30, 2026, there were options outstanding for the purchase of 98,970,000 shares of common stock and warrants for the purchase of 964,912 shares of the Company’s common stock. As of December 31, 2025, there were options outstanding for the purchase of 96,150,750 shares of common stock and warrants for the purchase of 1,154,106 shares of the Company’s common stock. All of the foregoing shares could potentially dilute future earnings per share but are excluded from both the June 30, 2026, and December 31, 2025 calculation of net loss per share because their impact is antidilutive.
Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. The Consolidated Statements of Comprehensive Loss have been omitted, as net loss equals comprehensive loss.
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

ASC 740, Income Taxes, requires that the tax benefit of NOLs, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because the Company had previously concluded, based on all available evidence, it was not “more-likely-than-not” that sufficient tax earnings will be generated to utilize the NOL carryforwards, a corresponding valuation allowance equal to 100% of the Company’s total federal and state deferred tax assets was established as of September 30, 2025. Subsequent to September 30, 2025, the Company believes that the unrealized gain on its digital asset holdings may present future taxable income, and reversed the approximately $5.7 million valuation allowance as of December 31, 2025.

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

Recent Accounting Pronouncements
No newly issued accounting pronouncements were adopted during the second quarter of 2026.
4. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy: The fair value hierarchy is used to prioritize the fair value methodologies and valuation techniques as well as the inputs to the valuation techniques used to measure fair value for assets and liabilities carried at fair value on the Consolidated Balance Sheets. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). An entity must disclose the level within the fair value hierarchy in which the measurements are classified for all assets and liabilities measured on a recurring or nonrecurring basis.

The Company’s assets and liabilities measured at fair value on a recurring basis consist of digital assets, a money market account, and derivative assets and liabilities.

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

The following tables present the Company's assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Assets Measured at Fair Value at June 30, 2026
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Digital assets	$58,113,455	$—	$—	$—	$58,113,455
Money market account	2,008,493	—	—	—	2,008,493
Derivative assets and digital assets receivable, net	190,306	57,799	—	—	248,105
Total	$60,312,254	$57,799	$—	$—	$60,370,053

	Assets Measured at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Digital assets	$86,637,784	$—	$—	$—	$86,637,784
Money market account	3,337,342	—	—	—	3,337,342
Derivative assets and digital assets receivable, net	2,348,695	61,348	—	—	2,410,043
Total	$92,323,821	$61,348	$—	$—	$92,385,169

	Liabilities Measured at Fair Value as of June 30, 2026
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Derivative liabilities	$—	$152,798	$—	$—	$152,798
Total	$—	$152,798	$—	$—	$152,798

	Liabilities Measured at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Derivative liabilities	$—	$509,022	$—	$—	$509,022
Total	$—	$509,022	$—	$—	$509,022

There were no transfers in or out of Level 3 or between levels during the three and six months ended June 30, 2026, or 2025.

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

The underlying transactions and the corresponding contracts are marked to market at the end of each reporting period and the fair value impacts are reflected within Other derivative income, net in the Consolidated Statements of Operations. The Company had outstanding digital asset option contracts as of June 30, 2026 and December 31, 2025 with gross notional values of approximately $67.5 million and $114.8 million, respectively. As of June 30, 2026, 92% of these contracts will mature within three months, and 8% of these contracts will mature between three and six months. As of December 31, 2025, 100% of these contracts matured within three months.

As of June 30, 2026, the Company had outstanding digital asset option contracts recognized as current assets within derivative assets with a fair value of $57,799, and outstanding option contracts recognized as current liabilities within derivative liabilities with a fair value of $152,798. As of December 31, 2025, the Company had outstanding digital asset option contracts recognized as current assets within derivative assets with a fair value of $61,348, and outstanding option contracts recognized as current liabilities within derivative liabilities with a fair value of $509,022.

The Company had unrealized loss, net related to outstanding option contracts of approximately $230,644 as of June 30, 2026. The Company did not have an unrealized gain/(loss), net, balance related to outstanding option contracts as of June 30, 2025. During the three and six months ended June 30, 2026, the Company recognized a realized gain, net related to derivative contracts of approximately $902,036, and $2,205,935, respectively, within Other derivative income, net in the Consolidated Statements of Operations. The Company did not record a realized gain/(loss), net related to derivative contracts during the three and six months ended June 30, 2025.

6. NOTE RECEIVABLE, NET

On March 27, 2026, the Company entered into a short-term promissory note with Particle Acquisition Corporation, in connection with the Stock Purchase Agreement (see Note 14 for more information). The note provides for borrowing up to $450,000, bears interest at 10% per annum, and matures on September 23, 2026, with an option to extend the maturity date up to 180 days in accordance with the terms. As of June 30, 2026 the Company funded $225,000 under the note, and had recorded an allowance for credit losses of $180,000 related to the funded note receivable. The Company recognized interest income of $3,452 within Interest income on the Consolidated Statements of Operations during the three and six months ended June 30, 2026.

7. LOAN PAYABLE

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

On April 27, 2026, the Company drew an additional fixed-rate borrowing of $5.0 million (the "Second Draw") under the MLA. The Second Draw increases the aggregate principal amount outstanding under the MLA to $10.0 million and bears interest at a rate of 8.5% per annum maturing on April 27, 2027, unless earlier terminated in accordance with the terms of the MLA.

On June 1, 2026, the Company drew an additional fixed-rate borrowing of $5.0 million (the "Third Draw") under the MLA. The Third Draw increases the aggregate principal amount outstanding under the MLA to $15.0 million and bears interest at a rate of 8.5% per annum maturing on June 1, 2027, unless earlier terminated in accordance with the terms of the MLA. The carrying value of this financial instrument approximates fair value due to the short-term maturity of this instrument.

The Facility is collateralized by Bitcoin which is pledged to the counterparty in an amount of $22.8 million held within Digital Assets on the Consolidated Balance Sheet as of June 30, 2026. Under the terms of the agreements, the secured party is permitted to exercise control and liquidate such pledged assets under certain conditions, including default or margin deficiencies. The Company was in compliance with all covenants associated with the MLA as of June 30, 2026. The Company recognized $219,583, and $233,750, in interest expense during the three and six months ended June 30, 2026, respectively, in connection with the MLA as Accrued expenses on the Consolidated Balance Sheet as of June 30, 2026.

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

8. PROPERTY AND EQUIPMENT
Property and equipment consisted primarily of machinery, computer equipment, and office furniture and was depreciated using the straight-line method over estimated useful lives of approximately three years. During the six months ended June 30, 2026, the Company disposed all of its property and equipment, and recognized a loss on disposal of fixed assets of $22,363 in the Consolidated Statements of Operations. As of June 30, 2026, the Company had no remaining property and equipment.

9. LEASES
The Company previously evaluated its existing lease agreements to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. Right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The incremental borrowing taking into consideration the Company’s credit quality and borrowing rate for similar assets is used in determining the present value of future payments. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

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

The Company’s operating leases primarily relate to vacant office and development facilities and generally have initial terms ranging from two to three years, with renewal options. ROU assets and Operating lease liabilities are recognized based on the present value of lease payments over the expected lease term. As of June 30, 2026 and December 31, 2025, ROU assets were $122,425 and $186,900, respectively, and operating lease liabilities were $193,901 and $234,818, respectively. During the three months ended June 30, 2026 and 2025, the Company recognized total lease expense of $11,529 and $33,037, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized total lease expense of $48,411 and $66,074, respectively. During the six months ended June 30, 2026 and 2025, cash paid for amounts included in the measurement of lease liabilities was $24,853 and $57,806, respectively.

The weighted average remaining lease term for the operating leases was 13 months, and 19 months at June 30, 2026 and December 31, 2025, respectively. The weighted average discount rate for the Company's operating lease was 8.86% as of June 30, 2026, and December 31, 2025.
The minimum future lease payments as of June 30, 2026 are as follows:

Operating leases
2026 (excluding the six months ended June 30, 2026)	$51,206
2027	156,235
Total remaining payments	207,441
Less imputed interest	(13,540)
Total lease liability	$193,901
10. EQUITY
Authorized Capital Stock
The following description summarizes important terms of the classes of the Company's authorized capital stock as of June 30, 2026. This summary does not purport to be complete and is qualified in its entirety by the provisions of the Company's articles of incorporation, as amended, and second amended and restated bylaws, as amended.
The Company’s authorized capital stock consists of 750,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.001 per share.

Outstanding Shares of Capital Stock. The Company’s common stock is the only security of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. All outstanding shares of the Company’s capital stock are fully paid and nonassessable. As of June 30, 2026, there were 388,144,429 shares of common stock issued and outstanding, held by 171 stockholders of record. This number does not include approximately 7,300 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Common Stock Activity
Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted. Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.
Six months ended June 30, 2026

During the six months ended June 30, 2026, the Company issued 750 shares of common stock as a result of stock option exercises.

Six months ended June 30, 2025
On December 31, 2024, the Company entered into a Capital on Demand Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC, as sales agent, pursuant to which the Company may, from time to time, offer and sell shares of its common stock, through or to JonesTrading as its sales agent or manager. The Company issued 1,708,727 shares under the Sales Agreement and received gross proceeds of $1,284,623 during the six months ended June 30, 2025.

The offer and sale of these shares was made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-276246) filed with the SEC on December 22, 2023 and declared effective by the SEC on January 11, 2024, as supplemented to date (the "Shelf Registration Statement"). Pursuant to the Shelf Registration Statement, the Company may offer and sell up to a maximum of $5,000,000 of shares of its common stock under the Sales Agreement. On September 4, 2025, the Company determined to increase the amount available for sale under the Sales Agreement, up to an aggregate offering price of $14,500,000.

During the six months ended June 30, 2025, the Company issued 2,610,083 shares of its common stock at $0.52 per share related to a principal payment of senior convertible debt with Lind Global Fund II, LP for a total value of $1,358,597.

During the six months ended June 30, 2025, the Company issued 400,000 shares of common stock to employees, directors and investors. The shares were valued at $0.44 per share and the Company expensed $176,000 related to the issuances.

Warrants to Purchase Common Stock
A summary of the warrants outstanding as of June 30, 2026 were as follows:

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2025	1,154,106	$17.55
Issued	—	—
Exercised	—	—
Forfeited	—	—
Expired	(189,194)	64.7
Outstanding as of June 30, 2026	964,912	$15.52
The vested warrants of 964,912 had no aggregate intrinsic value as of June 30, 2026.
11. EQUITY INCENTIVE PLAN
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

The 2021 Plan contains an evergreen provision pursuant to which, on January 1 of each calendar year during the term specified in the 2021 Plan, the number of shares available for issuance under the 2021 Plan automatically increases by a number of shares equal to the lesser of (i) 15,000,000 shares, (ii) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year and (iii) such lesser number of shares as determined by the Board, in each case subject to adjustment for any stock split, reverse stock split, stock dividend or similar change in capitalization. Effective January 1, 2026, pursuant to the evergreen provision of the 2021 Plan, the maximum number of shares of common stock authorized under the 2021 Plan was increased by 15,000,000 shares to 130.4 million shares.

Stock Option Activity

Six Months Ended June 30, 2026
During the six months ended June 30, 2026, the Company issued stock option grants for 17,220,000 shares of common stock at a weighted average exercise price of $0.35. These options generally vest quarterly over three years beginning on the one-year anniversary of the grant date, with certain grants vesting earlier in accordance with the applicable award agreements. The options have contractual terms of ten years from the date of grant.

During the six months ended June 30, 2026, the Company repriced 82,000,000 stock options from an exercise price of $1.10 per share to $0.37 per share, representing the closing market price of the Company’s common stock on the date of Board approval. The Company recognized incremental stock-based compensation expense of $964,930 related to the option repricing during the six months ended June 30, 2026, in accordance with ASC 718.

During the six months ended June 30, 2026, stock option grants for 14,387,500 shares at an average exercise price of $1.04 per share were forfeited or cancelled, and vested stock option grants for 12,500 shares at an average exercise price of $1.10 expired without being exercised.
Stock option activity for the six months ended June 30, 2026 was as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding as of December 31, 2025	96,150,750	$1.08
Exercised	(750)	0.44
Granted	17,220,000	0.35
Forfeitures	(14,387,500)	1.04
Expired	(12,500)	1.10
Outstanding as of June 30, 2026	98,970,000	$0.37
The following table summarizes information about stock options outstanding and exercisable as of June 30, 2026:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life In Years	Weighted Average Exercise Price Outstanding	Number Exercisable	Weighted Average Exercise Price Exercisable
$0.33	6,750,000	10.00	$0.33	—	$0.33
$0.37	92,220,000	9.72	$0.37	9,235,000	$0.37
	98,970,000	9.73	$0.37	9,235,000	$0.37
The vested stock option grants of 9,235,000 shares had no aggregate intrinsic value as of June 30, 2026.
The significant weighted average assumptions relating to the valuation of the Company’s stock option grants issued and repriced during the six months ended June 30, 2026 were as follows:

Assumptions
Dividend yield	—%
Exercise price	$0.37
Expected term	5.6 years
Expected volatility	70.6%
Risk free interest rate	4.0%

There were 98,970,000 options to purchase common stock at an average exercise price of $0.37 per share outstanding as of June 30, 2026 under the 2021 Plan. The Company recorded $7,286,874 and $176,000 of compensation expense, net of related tax effects, relative to stock options for the three months ended June 30, 2026 and 2025, respectively, in accordance with ASC 718. The Company recorded $11,212,099 and $593,681 of compensation expense, net of related tax effects, relative to stock options for the six months ended June 30, 2026 and 2025, respectively, in accordance with ASC 718. As of June 30, 2026, there is $78,769,477 of total unrecognized costs related to granted stock options that are not vested. As of June 30, 2026, approximately 31.4 million shares of common stock remained available for future grants under the 2021 Plan.
12. INCOME TAXES
The Company accounts for income taxes in interim reporting periods using the estimated annual effective tax rate (“AETR”) method in accordance with ASC 740‑270, Interim Reporting, which is applied to year‑to‑date ordinary income or loss. The estimated AETR reflects the Company’s core operating results and other rate‑impacting items and is determined without a valuation allowance, consistent with the release of the Company’s valuation allowance at December 31, 2025, which management continues to believe is supportable based on current facts and circumstances.

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

13. TRANSACTIONS WITH RELATED PARTIES
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

On August 6, 2025, upon election by J3E2A2Z LP, the Company redeemed all 16,916 issued and outstanding shares of Series H Convertible Preferred Stock held by J3E2A2Z LP for (i) cash of approximately $654,276 and (ii) the issuance of 2.0 million shares of common stock in the aggregate, at a conversion price of $0.335 per share, representing total consideration equal to the stated value of $70 plus all accrued and unpaid dividends in an amount of approximately $140,210. As of June 30, 2026, all obligations under the Series H convertible preferred instrument had been satisfied.

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

Effective as of the Closing Date of the divestiture of the legacy sensor business, Mr. Erickson concluded his service as a member of the Company's Board of Directors and as President of the Company's Science Division. The Company recognized compensation expense of approximately $275,000 related to the accelerated vesting of the unvested restricted stock awards during the six months ended June 30, 2026.

Transactions with the Company's Vice Chair Linda Jenkinson and non-CEO NEOs

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

On October 7, 2025, the Board approved the grant of 55.0 million ten year stock options under the 2021 Plan, including 5,240,000 options granted to Vice Chair Linda Jenkinson and 1,960,000 and 7,860,000 options granted to non-CEO NEOs, Ms. Payne and Mr. Chapman, respectively. The exercise price of the options granted was $1.10 per share, the closing market price of our common stock on the date of Board approval. The options will vest 25% of the shares on the one-year anniversary of the grant date and in quarterly installments thereafter over the next three years, subject to their continued service.

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

On March 18, 2026, the Company’s Board approved a repricing of all outstanding stock options, as permitted by our Amended and Restated 2021 Equity Incentive Plan, including options held by certain executive officers and directors. The exercise price of approximately 82.0 million outstanding options, including 10,000,000 options granted to Vice Chair Linda Jenkinson and 3,750,000 options granted to non-CEO NEO, Ms. Payne, was reduced from $1.10 to $0.37 per share, the closing market price on the date of approval. The repricing applied uniformly to all participants and was reviewed and approved by the Board of Directors, which determined that the adjustment was in the best interests of stockholders to maintain the incentive and retention value of eligible awards in light of prevailing market conditions.

Transactions with Former Director John Cronin and ipCapital Group, Inc.

Mr. Cronin served as a director beginning in November 2023 and was the Company’s Interim Chief Technology Officer from September 2024 to August 2025. He is Chairman and CEO of ipCapital Group, Inc., to which the Company paid approximately $50,000 in professional-service fees during the three months ended June 30, 2025. The Company did not pay professional service fees to Mr. Cronin during the three months ended June 30, 2026. No ongoing consulting or advisory agreements with Mr. Cronin or ipCapital Group, Inc. were in effect as of June 30, 2026. On November 19, 2025, Mr. Cronin provided the Company with notice of his resignation from the Board of Directors. His decision to resign was not the result of any disagreement with the Company or its management on any matter relating to the Company’s operations, policies, or practices.

Transactions with Vice Chair Linda Jenkinson, Chairman and CEO Robert Gregory Kidd, and Vast Holdings, Inc.

Linda Jenkinson has served as the Company’s Vice Chair since August 2025 and is also the Chief Executive Officer and Chair of Vast Holdings, Inc., the holding company for Vast Bank. In 2024, the Company’s Chairman and CEO, Robert Gregory Kidd, personally invested $53 million of capital into Vast Holdings, Inc. to support Vast Bank, both in Tulsa, Oklahoma. On October 23, 2025, the Company announced a collaboration with Vast Bank and Uphold to develop a network to deliver retail tokenized U.S.-dollar deposit products which was formalized in a strategic partnership agreement entered into on January 20, 2026. The Company’s collaboration with Vast Bank and Uphold contemplates joint development and pilot activities related to the deposit tokenization initiative. The terms of the collaboration were negotiated at arm’s length and reviewed by disinterested members of the Company’s Board.

On March 18, 2026, the Company entered into an Affiliate Services Agreement with Vast Holdings, Inc. pursuant to which the Company is reimbursing Vast Holdings, Inc. for certain strategic, operational and administrative services in support of the further development of the tokenized deposit program offering, subject to a reimbursement cap of $10.5 million during the term of the agreement unless otherwise agreed. The Company recognized $1.8 million and $4.4 million of expenses during the three and six months ended June 30, 2026, respectively, in connection with this agreement, of which $0.5 million was recorded in Accounts payable - trade in the Consolidated Balance Sheet as of June 30, 2026.

The Company did not engage in any material transactions with related parties during the six months ended June 30, 2026, and 2025 other than the transactions disclosed above.

14. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS
Legal Proceedings
The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. The Company is currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to the Company’s business.
Properties and Operating Leases
The Company maintains vacant executive and research and testing facilities in Seattle, Washington. On March 2, 2024, the Company entered into a lease for 5,996 square feet at 619 Western Avenue, Suite 610, Seattle, Washington 98104, at a net monthly payment of $11,492, subject to 3% annual increases after the first year. The lease commenced on May 1, 2024 and is originally scheduled to terminate on July 31, 2027. On July 9, 2025, the Company entered into a Deferred Rent Agreement with the landlord, pursuant to which the Company paid $31,732 and deferred $91,094 of contractual base rent through the remaining lease term. As a result of the Deferred Rent Agreement, a portion of the Company’s contractual base rent is deferred, reducing the monthly cash payment for base rent to approximately $8,000, exclusive of applicable triple-net charges, with the deferred amounts payable over the remaining lease term.

Off-Balance Sheet Commitments

As of June 30, 2026, the Company had an outstanding commitment to provide secured financing of up to $450,000, of which $225,000 remained unfunded. The note matures on September 23, 2026, with an option to extend the maturity date up to 180 days. The loan to the borrower is not an unconditionally cancelable instrument, and as of June 30, 2026, the Company recorded a liability for expected credit loss of $180,000 on the unfunded commitment. The estimate of expected credit losses for off-balance sheet commitments considers the likelihood that funding will occur, expected utilization rates, borrower credit quality, collateral values, and current and forecasted economic conditions.

15. SEGMENT REPORTING
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

16. SUBSEQUENT EVENTS
Management evaluated subsequent events, for purposes of determining whether adjustment to or disclosure in the consolidated financial statements was required through the date the consolidated financial statements were issued. No events occurred subsequent to June 30, 2026 that would require recognition or disclosure in the financial statements other than the transaction described below.

On July 28, 2026, the Company drew an additional fixed-rate borrowing of $3.0 million (the "Fourth Draw") under the MLA previously entered into on March 18, 2026 with Payward Interactive, Inc. The Fourth Draw increases the aggregate principal amount outstanding under the MLA to $18.0 million and bears interest at a rate of 8.5% per annum maturing on July 28, 2027, unless earlier terminated in accordance with the terms of the MLA.

Borrowings under the MLA are solely secured by Bitcoin collateral held in custody with Payward Financial, Inc. and are subject to customary collateral maintenance provisions, including specified margin requirements and liquidation rights in the event of a collateral shortfall. In connection with the Fourth Draw, the Company pledged 91 additional Bitcoin as collateral, resulting in a total of 479 pledged Bitcoin collateral held in custody with a fair value of approximately $30.1 million as of July 31, 2026 and an LTV ratio of 59.8%. The Company was in compliance with all collateral maintenance requirements under the MLA as of July 31, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026. Unless otherwise indicated or the context otherwise requires, references to "USBC," "we," "us," "our," and the "Company" refer to USBC, Inc.

The discussion contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties and are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance, tokenized deposit program development, digital asset treasury strategy, anticipated events and trends affecting our business, the broader economy and other future conditions, and our interpretation of applicable state and federal securities laws and other laws and regulations relating to digital assets. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Investors should not consider non-GAAP financial measures referred to in this discussion in isolation or as substitutes for financial information presented in compliance with GAAP. Explanation of non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measure is included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed in this report and as set forth in the section entitled "Risk Factors" in Part I, Item 1A, of our Transition Report on Form-10-K for the transition period from October 1, 2025 to December 31, 2025, filed with the SEC on March 25, 2026, as updated in the section entitled "Risk Factors" contained in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026.

Quarterly Overview
USBC, Inc. ("USBC" or the "Company") is a publicly traded technology company focused on the development of transformative financial services, including digital assets and banking solutions. A key focus of USBC is the further development of the USBC tokenized deposit program offering, a U.S. dollar-denominated tokenized deposit that operates on blockchain technology and incorporates digital identity. The USBC tokenized deposit offering combines the regulatory protections of traditional bank deposits with the efficiency and programmability of blockchain-based payments. USBC continues to advance subsequent phases of the product delivery strategy in preparation for a future public launch. USBC has also implemented a Bitcoin treasury strategy to bolster pre-launch development and research across its various divisions. With a focus on identity, inclusion, innovation, and risk management, USBC is dedicated to creating long-term stockholder value in a rapidly evolving financial landscape.

On August 6, 2025, following the closing of a strategic controlling-interest acquisition by Goldeneye 1995 LLC (an affiliate of our Chairman and Chief Executive Officer, Greg Kidd), the Company changed its corporate name to USBC, Inc. and its ticker symbol to “USBC” on the NYSE American. Until August 2025, the Company operated under the name Know Labs, Inc. and was primarily focused on non-invasive diagnostic and sensor technologies. Our corporate evolution reflects a strategic pivot to a financial services and digital assets platform.

On March 27, 2026, we completed the divestiture of our legacy non-invasive sensor technology business pursuant to a Stock Purchase Agreement entered into by and among USBC, Inc., its wholly owned subsidiary, Particle, Inc., and Particle Acquisition Corporation, an entity controlled by Ronald P. Erickson, former Chairman, President and CEO of Know Labs, Inc. (the "Buyer"). As part of the divestiture transaction, we agreed to provide the Buyer with limited operating capital to fund a portion of its operating expenses until the Buyer secures permanent equity financing. As of June 30, 2026, we had advanced $225,000 of the total amount committed under the credit facility, which matures on September 23, 2026, with an option to extend the maturity date for one additional period of one hundred eighty (180) days upon prior written notice. Additional information regarding the Stock Purchase Agreement and our commitment to extend a short-term secured line of credit to the Buyer in connection with the divestiture transaction is incorporated by reference from the Current Report on Form 8-K filed on April 2, 2026.

Our tokenized deposit program offering is being developed as an integrated platform comprising a permissioned blockchain ledger, a digital identity layer, wallet and consumer-facing mobile and web applications, a bank operations console, and developer portal designed to support future third-party developer integrations. Following the successful completion of Phase 1 of the delivery strategy, the Company initiated Phase 2 of its delivery strategy. Phase 2 is intended to expand testing to additional invited participants, build upon the core technical infrastructure established during Phase 1 and focus on advancing the platform toward commercial readiness through continued product development, operational integration, ecosystem expansion, and regulatory and operational readiness activities. The principal milestone for Phase 2 is to achieve operational readiness to support an initial commercial launch, subject to receipt of any required approvals.

We continue to execute under the Affiliate Services Agreement with Vast Holdings, Inc. (“Vast”), pursuant to which Vast provides strategic, operational and administrative services that support the further development of the tokenized deposit platform. As of July 31, 2026, we have incurred approximately $5.1 million in reimbursements to Vast for actual development-related costs under the $10.5 million cap contained in the Agreement which expires on December 31, 2026.

Recent Developments

On July 28, 2026, we drew an additional fixed-rate borrowing of $3.0 million under the Master Loan Agreement ("MLA") we entered into with Payward Interactive, Inc. on March 18, 2026, increasing the aggregate principal amount outstanding under the MLA to $18.0 million. We previously drew an initial fixed-rate borrowing of $5.0 million on March 20, 2026, followed by additional draws of $5.0 million on April 27, 2026 and June 1, 2026. Under the MLA, we may, from time to time, borrow fiat currency or digital assets on the terms set forth therein in an aggregate principal amount of up to $25.0 million for up to a twelve-month term, subject to execution of one or more individual loan term sheets. Borrowings under the MLA bear interest at 8.5% per annum and, based on the borrowings outstanding as of July 28, 2026, mature on July 28, 2027 unless earlier terminated in accordance with the terms of the MLA. The MLA contains customary conditions, initial collateral requirements, collateral maintenance and liquidation mechanics, and early return and recall rights. Borrowings under the MLA are solely secured by Bitcoin collateral held in custody with Payward Financial, Inc. and are subject to collateral maintenance requirements based on specified margin ratios.

Under the terms of the MLA, the required initial margin ratio is 150% of the outstanding borrowings at the time of each loan draw, which is equivalent to a maximum loan-to-value ratio of approximately 66.7%. If the margin ratio declines to 130% or lower, the Lender will issue a margin call requiring us to either post additional Bitcoin collateral or partially repay outstanding borrowings within 24 hours in order to restore compliance with the required margin ratio. Under the MLA, if the margin ratio declines to 120% or lower and we do not timely cure the deficiency in accordance with the terms of the MLA, the Lender may exercise its contractual rights with respect to the collateral, including liquidation rights. In addition, under the MLA, we may request the release of excess collateral if the margin ratio exceeds 170% for two consecutive days, subject to the terms and conditions of the MLA. The fair value of pledged Bitcoin collateral is determined by the Lender based on the applicable Bitcoin market spot rate. Under the MLA, the "applicable Bitcoin market spot rate" is defined as the spot rate, as of the applicable date or time of determination, for the applicable digital currency published on CFBenchmarks.com, the website of CF Benchmarks Ltd., which publishes digital asset reference rates, or such other reference spot rate as may be mutually agreed by the parties to the MLA from time to time. When a valuation is required to be determined by the Lender under the MLA, the applicable Bitcoin market spot rate at the applicable time of determination is used by the Lender to determine the fair value of the pledged Bitcoin collateral. The "applicable date or time of determination" refers to the date and time at which the Lender is required to determine the fair value of the pledged Bitcoin collateral pursuant to the collateral valuation and maintenance provisions of the MLA, (e.g., at the point in time when the Lender is required to value the collateral or assess a collateral ratio for a margin-related event under the MLA).

The collateral valuation and maintenance provisions of the MLA provide that, prior to each loan advance, we must pledge Bitcoin collateral sufficient to satisfy the Required Margin Ratio specified in the applicable Loan Term Sheet. Thereafter, the Margin Ratio is determined based on the fair value of the pledged Bitcoin collateral and the Total Loan Balance. The Lender continuously monitors the collateral ratio of the MLA against the CF Benchmarks reference price feed to assess compliance with the collateral requirements under the MLA. If the Margin Ratio falls to or below the applicable Collateral Call Margin Ratio, the Lender may issue a collateral call requiring the Borrower to restore the Required Margin Ratio. If the Margin Ratio falls to or below the applicable Liquidation Ratio, the Lender may liquidate the pledged Bitcoin collateral in accordance with the terms of the MLA. The MLA also permits the Borrower to request the return of excess pledged Bitcoin collateral when the applicable Collateral Return Margin Ratio specified in the applicable Loan Term Sheet has been satisfied. The obligations under the MLA are prepayable at our option at any time after three months from the date of the initial loan draw without penalty. The MLA has an initial one-year term and automatically renews for successive one-year terms unless terminated in accordance with its terms. We may terminate the MLA at any time, and either party may terminate the MLA upon 30 days' written notice, provided that any outstanding loans remain in effect until repaid or otherwise terminated in accordance with the MLA.

As of July 31, 2026, a decline of approximately 22.3% in the value of pledged Bitcoin collateral, assuming no repayment or additional collateral posting, would have reduced the collateral coverage ratio to the 130% collateral call margin ratio. No collateral calls, mandatory repayments, or liquidation events had occurred under the MLA as of July 31, 2026.

Proceeds from the MLA are being used primarily to fund further development costs of the tokenized deposit program offering, including costs paid to our affiliate, Vast Holdings, Inc. (“Vast”) under the terms of the Affiliate Services Agreement (the “Agreement”) we simultaneously entered into on March 18, 2026. Pursuant to the terms of the Agreement, we reimburse Vast's wholly-owned subsidiary, Vast Bank, for the costs of performing certain strategic, operational and administrative services that support the development of our tokenized deposit platform, subject to the reimbursement cap of $10.5 million contained in the Agreement. The Agreement expires on December 31, 2026. As of July 31, 2026, we had incurred approximately $5.1 million in reimbursements of actual development-related costs in accordance with the terms of the Agreement. The Agreement may be terminated by us without cause upon 60 days' prior written notice. Either party may terminate the Affiliate Services Agreement immediately upon written notice if the other party breaches the Agreement and fails to cure such breach within 15 days after written notice. Either party may also terminate the Agreement if a state or federal regulatory authority requests or directs the terminating party to terminate the Agreement, or criticizes or challenges the terminating party's actions under the Agreement during a regulatory examination or otherwise.

Upon termination by us, we are responsible for certain reasonable, pre-approved third-party termination costs, subject to specified limitations. Specified limitations mean that we are not responsible for internal overhead, lost profits, unamortized internal costs, or severance or other employee-related termination payments unless expressly approved in advance in writing by us. These provisions are intended to ensure that, if we terminate the Bank Services, Vast Bank is reimbursed for certain unavoidable third-party costs that arise directly from the termination, while limiting our responsibility to documented, reasonable costs that were anticipated by the parties or approved in advance. Certain reasonable, pre-approved third-party termination costs mean that, in the event we terminate the Agreement with respect to the Bank Services, we shall be responsible for reimbursing Vast Bank for reasonable, documented, unavoidable, and non-cancelable third-party costs actually incurred by Vast Bank solely as a direct result of such termination, to the extent such costs were either expressly contemplated by this Agreement or approved in advance in writing by us. Examples of these costs include non-cancelable implementation fees, subscription commitments, software licensing fees, platform access fees, onboarding and integration costs, or other contractual obligations payable to third-party service providers that are directly attributable to the terminated services.

On June 12, 2026, our Board of Directors approved a proposal to effect a reverse stock split of our outstanding common stock (the "Reverse Split") at a ratio ranging from 1-for-2 to 1-for-5. Our Board's primary purpose for approving and recommending the Reverse Split is to make our common stock more attractive to investors, provide for a stronger investor base, and to increase the per share price and bid price of our common stock to maintain compliance with the NYSE American continued listing requirements. On June 15, 2026, Goldeneye, the holder of approximately 92.2% of the voting power of our outstanding common stock, approved the Reverse Split by written consent in lieu of a special meeting of stockholders. The Reverse Split will not reduce the number of authorized shares of our common stock, and no fractional shares will be issued. We will determine the exact ratio and timing of the Reverse Split, which may be effected, if at all, within twelve (12) months following June 15, 2026. On June 22, 2026, we filed a preliminary Information Statement on Schedule 14C with the SEC, and a definitive Information Statement on Schedule 14C with the SEC on July 13, 2026. On July 20, 2026, we commenced mailing the Definitive Information Statement to stockholders of record in accordance with Rule 14c-2 under the Securities Exchange Act of 1934, as amended. The Reverse Split will not become effective until the applicable Rule 14c-2 notice period has expired and the effective date of the Reverse Split has been determined. Once effective, the Reverse Split will have the effect of decreasing the number of shares of our common stock issued, but will have no effect on the number of shares of common stock we are authorized to issue.

On March 10, 2026, we initiated Phase 1 of our multi-phase delivery strategy for how we will bring the USBC tokenized deposit program offering to market in collaboration with Vast Bank, the initial issuing bank for the tokenized deposit program offering. Phase 1 was conducted with a limited group of internal users who elected to participate in an expanded employee pilot program ahead of the public launch of the branded platform. The principal milestone of Phase 1 was completion of technical readiness testing to support subsequent phases of the delivery strategy, including testing of customer onboarding and identity recovery, ACH funding, spending functionality, treasury conversion, messaging and activity logging.

Following the successful completion of Phase 1 of the delivery strategy, we initiated Phase 2 of the delivery strategy. Phase 2 is intended to expand testing to additional invited participants, build upon the core technical infrastructure established during Phase 1 and focus on advancing the platform toward commercial readiness through continued product development, operational integration, ecosystem expansion, and regulatory and operational readiness activities. The principal milestone for Phase 2 is to achieve operational readiness to support an initial commercial launch, subject to receipt of any required approvals.

As part of these ongoing product enhancements, we have developed USBC Pay, that supports merchant payments and settlement on the USBC tokenized deposit platform. USBC Pay represents the payment functionality of the USBC tokenized deposit platform and is intended to expand the use of tokenized deposits for everyday payment transactions as we advance through future phases of our product delivery strategy. USBC Pay is designed to enable eligible users to initiate blockchain-based U.S. dollar payment transactions between consumers and merchants directly through the USBC ledger without touching legacy card rails or ACH for point-of-sale transactions. We have developed the initial version of the USBC Pay functionality for iOS and Android devices and continue to focus on enhancements for the functionality.

We continue to advance iterative product enhancements, operational readiness, and subsequent phases of the delivery strategy in preparation for a future public launch, which remains subject to regulatory, operational, market, board, and bank partner considerations. Phase 3 is intended to support the initial commercial launch of the tokenized-deposit product through selected distribution partners. Phase 4 is intended to support broader commercialization through additional product functionality, integrations and distribution channels.

Following public launch and subject to applicable legal, regulatory and onboarding requirements, developers and partners are expected to be able to integrate the USBC network into mobile and web-based applications, enabling eligible customers to access and transfer tokenized deposits through supported digital interfaces.

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

Vast Bank, USBC and Uphold (the "Parties") shall each be entitled to a proportionate revenue share under the terms set forth in the Tri-Party Agreement. Deposit Revenue shall be calculated monthly based on the anticipated yield attributable to the tokenized deposit balances allocated to each asset category as determined by Vast in its sole discretion. The anticipated yield for each category shall be multiplied by the portion of Tokenized Deposit Balances allocated to such category to determine total Deposit Revenue for the applicable period. USBC, as the revenue share agent, is responsible for preparing and delivering a monthly revenue share statement to each of the Parties to enable payment of the proportionate revenue share, net of allocated program expenses incurred in operating and supporting the tokenized deposit network, such as costs related to payments and other transaction types, risk management, and third-party processing. Except as otherwise provided in the Tri-Party Agreement, each of the Parties shall bear and pay all direct costs and expenses incurred by it or on its behalf, or assessed against it or on its behalf, in performing its obligations under the Tri-Party Agreement. See the Tri-Party Agreement filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 26, 2026.

The Tri-Party Agreement has an initial term of one (1) year following the general commercial launch of the tokenized deposit program on the Uphold platform and automatically renews for successive one (1) year terms unless timely notice of non-renewal is provided by either Party. The Tri-Party Agreement may also be terminated upon the occurrence of specified events, including an uncured material breach, insolvency or bankruptcy, certain force majeure events, or if a governmental authority directs a party to cease or materially limit its performance, and provides for an orderly transition or wind-down of the program following termination.

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

RESULTS OF OPERATIONS
Results of Operations
Our operating results for the three and six months ended June 30, 2026 reflect the strategic transition to our digital asset treasury and financial technology development initiatives following the Goldeneye capital investment completed on August 6, 2025. Operating results for periods prior to August 6, 2025, reflect the Company's prior focus on non-invasive diagnostic and sensor technologies.
We did not generate any operating revenue during the six months ended June 30, 2026, or 2025. During the six months ended June 30, 2026, we continued to focus on financial technology development activities, and we expect any future operating revenues to be generated from financial technology network services, including the planned USBC tokenized deposit program offering.

Although we expect to continue to incur operating losses in the near term, we believe our potential future revenue opportunities and strong capital structure provide us with flexibility to pursue our digital asset treasury and financial technology development initiatives.

Three Months Ended June 30, 2026 compared to June 30, 2025
The following table sets forth key components of our results of operations for the three months ended June 30, 2026, and 2025.
(in thousands)

	Three Months Ended June 30,
	2026	2025	$ Variance
Operating expenses-
Research and development expenses	$57	$239	$(182)
Selling, general and administrative expenses	16,373	1,016	15,357
Total operating expenses	16,430	1,255	15,175
Operating loss	(16,430)	(1,255)	(15,175)
Other Income (Expense), Net:
Interest income	15	1	14
Interest expense	(220)	(276)	56
Change in fair value of digital assets	(9,706)	—	(9,706)
Other derivative income, net	671	—	671
Provision for credit losses	(354)	—	(354)
Total other income (expense), net	(9,594)	(275)	(9,319)
Loss before income taxes	(26,024)	(1,530)	(24,494)
Income tax benefit	(5,236)	—	(5,236)
Net loss	$(20,788)	$(1,530)	$(19,258)
Research and Development. R&D expenses were $57,000 for the three months ended June 30, 2026, a decrease of $182,000 compared to the comparable prior-year period. In February 2026, we completed our evaluation of the legacy non-invasive sensor technology business and the associated divestiture transaction closed on March 27, 2026.

Selling, General and Administrative. SG&A expense was $16,373,000 for the three months ended June 30, 2026, compared to $1,016,000 for the comparable prior-year period, an increase of $15,357,000. The significant increase in SG&A expense compared to the prior-year period was primarily attributable to increases in non-cash stock-based compensation expense of $7.1 million, operational expenses for tokenized deposit program offering development of $4.6 million (including $3.3 million incurred under agreements with affiliated service providers), and professional fees and other public company and advisory costs of $3.6 million associated with our strategic transition.

Other Expense, Net. Other expense, net for the three months ended June 30, 2026 was $9,594,000, compared to $275,000 for the comparable prior-year period, an increase of $9,319,000. The significant increase in other expense, net compared to the prior-year period was primarily driven by changes in fair value of digital assets of $9.7 million, provision for credit losses of $0.4 million, partially offset by derivative income, net of $0.7 million, generated from option premiums collected under our Bitcoin treasury trading strategy; there was no derivative income, net generated during the prior year period since we commenced buying and selling call options on our Bitcoin holdings during the fourth fiscal quarter of 2025.

Income tax benefit. Income tax benefit was $5,236,000 for the three months ended June 30, 2026; there was no income tax benefit for the comparable prior-year period, an increase of $5,236,000. The increase in the income tax benefit compared to the prior-year period was primarily related to the tax effect of the change in fair value of digital assets, driven by volatility in digital asset markets, which caused a significant decline in the fair value of Bitcoin, net of the benefit of the deferred tax asset.

Net Loss. We reported a net loss of $20,788,000 for the three months ended June 30, 2026, compared with a net loss of $1,530,000 for the comparable prior-year period, an increase of $19,258,000. The significant increase in the net loss compared to the prior-year period primarily reflects the change in fair value of digital assets of $9.7 million, provision for credit losses of $0.4 million, operational expenses for tokenized deposit program offering development of $4.6 million, non-cash stock-based compensation expense of $7.1 million, professional fees and other public-company and advisory costs of $3.6 million, partially offset by a deferred income tax benefit of $5.2 million.

Six Months Ended June 30, 2026 compared to June 30, 2025

The following table sets forth key components of our results of operations for the six months ended June 30, 2026, and 2025.
(in thousands)

	Six Months Ended June 30,
	2026	2025	$ Variance
Operating expenses-
Research and development expenses	$276	$657	$(381)
Selling, general and administrative expenses	27,822	2,805	25,017
Total operating expenses	28,098	3,462	24,636
Operating loss	(28,098)	(3,462)	(24,636)
Other Income (Expense), Net:
Interest income	26	4	22
Interest expense	(234)	(1,650)	1,416
Change in fair value of digital assets	(29,710)	—	(29,710)
Other derivative income, net	2,228	—	2,228
Provision for credit losses	(2,531)	—	(2,531)
Total other income (expense), net	(30,221)	(1,646)	(28,575)
Loss before income taxes	(58,319)	(5,108)	(53,211)
Income tax benefit	(11,976)	—	(11,976)
Net loss	$(46,343)	$(5,108)	$(41,235)
Research and Development. R&D expenses were $276,000 for the six months ended June 30, 2026, a decrease compared to $657,000 for the comparable prior-year period. In February 2026, we completed our evaluation of the legacy non-invasive sensor technology business and the associated divestiture transaction closed on March 27, 2026.
Selling, General and Administrative. SG&A expense was $27,822,000 for the six months ended June 30, 2026, compared to $2,805,000 for the comparable prior-year period, an increase of $25,017,000. The significant increase in SG&A expense compared to the prior-year period was primarily attributable to increases in non-cash stock-based compensation expense of $10.4 million, operational expenses for tokenized deposit program offering development of $9.3 million (including $6.3 million incurred under agreements with affiliated service providers), and professional fees and other public company and advisory costs of $5.2 million associated with our strategic transition.

Other Expense, Net. Other expense, net for the six months ended June 30, 2026 was $30,221,000, compared to $1,646,000 for the comparable prior-year period, an increase of $28,575,000. The significant increase in other expense, net compared to the prior-year period was primarily driven by the change in fair value of digital assets of $29.7 million and a $2.5 million provision for credit losses, partially offset by derivative income, net of $2.2 million generated from option premiums collected under our Bitcoin treasury trading strategy, and a $1.4 million reduction in interest expense as a result of higher non-cash financing-related charges in the prior year period, primarily related to repricing and extensions of convertible securities. There was no derivative income, net generated during the prior year period since we commenced buying and selling call options on our Bitcoin holdings during the fourth fiscal quarter of 2025.

Income tax benefit. Income tax benefit was $11,976,000 for the six months ended June 30, 2026; there was no income tax benefit for the comparable prior-year period, an increase of $11,976,000. The increase in the income tax benefit compared to the prior-year period was primarily related to the tax effect of the change in fair value of digital assets, driven by volatility in digital asset markets, which caused a significant decline in the fair value of Bitcoin, net of the benefit of the deferred tax asset.

Net Loss. We reported a net loss of $46,343,000 for the six months ended June 30, 2026, compared with a net loss of $5,108,000 for the comparable prior-year period, an increase of $41,235,000. The significant increase in the net loss compared to the prior-year period primarily reflects the change in fair value of digital assets of $29.7 million, provision for credit losses of $2.5 million, operational expenses for tokenized deposit program offering development of $9.3 million, non-cash stock-based compensation expense of $10.4 million, professional fees and other public company and advisory costs of $5.2 million, partially offset by a deferred income tax benefit of $12.0 million.

Known Trends and Uncertainties

We anticipate that our future operating results will be heavily influenced by the following factors:

•Financing dependence: We expect to require additional liquidity sources in the near term to fund the shortfall in net operating revenue as we continue investing in the further development of the tokenized deposit program offering, which sources may include equity or debt financings, potential sales of Bitcoin, Bitcoin-collateralized financing arrangements, and related-party funding or other investor financing.

•Digital-asset market volatility: Changes in the market price of Bitcoin could cause material non-cash gains or losses in our results of operations each period.

•Integration of bank and technology partners: Our future results will depend on successful technical and regulatory integration with partner banks and technology providers supporting our tokenized deposit platform offering. Delays or changes in bank and developer partner strategy could affect timing of launches and revenue realization.

•Regulatory developments: Evolving federal and state treatment of digital assets, stablecoins, and related financial-technology services could adversely affect our business model and accounting policies.

Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents (excluding restricted cash) of $3.0 million and working capital of $(15.4) million. The negative working capital position was primarily driven by the $15.0 million loan payable and costs incurred during the six months ended June 30, 2026, to develop the tokenized deposit program. Operational expenses for the tokenized deposit program offering development were $9.3 million (including $6.3 million incurred under agreements with affiliated service providers) and professional fees of $5.2 million associated with our development initiatives.

We have historically incurred recurring losses and had an accumulated deficit of $236.9 million as of June 30, 2026. We recorded a net loss of $46.3 million for the six months ended June 30, 2026, a significant increase compared to a net loss of $5.1 million recorded for the comparable prior-year period. The increase in net loss was primarily attributable to a $29.7 million unrealized loss recorded to reflect the decline in the fair value of digital assets during the 2026 period. The comparable prior-year period was not impacted by non-cash change in the fair value of digital assets because we did not own any digital assets during that period. We continue to hold the underlying digital assets as of June 30, 2026 and currently intend to continue holding such digital assets for the foreseeable future.

Our liquidity position as of June 30, 2026 reflects the net proceeds of the equity issuance from the private placement completed on August 6, 2025 in which we issued approximately 357.8 million shares of common stock at $0.335 per share, for an aggregate purchase price consisting of 1,000 Bitcoin and $15.0 million in cash. As such, a substantial portion of our assets consist of Bitcoin. We view our Bitcoin holdings as long-term strategic reserves rather than trading assets although we may convert Bitcoin to cash periodically to fund operations and pledge it as collateral under certain financing arrangements that provide capital to support product development and other general corporate purposes.

During the six months ended June 30, 2026, our liquidity was primarily utilized to fund operating expenses and working capital requirements. Management believes that existing liquidity and digital asset holdings are sufficient to fund our operations for at least 12 months after issuance of these consolidated financial statements. Management expects that we will supplement our cash resources with additional liquidity sources as we continue executing our business plan. These sources may include sales of Bitcoin, potential Bitcoin-collateralized financing arrangements, related-party funding or other investor financing, and other debt or equity financings.

We previously entered into a Master Loan Agreement (the “MLA”) with Payward Interactive, Inc. (the “Lender”) on March 18, 2026, pursuant to which we may, from time to time, borrow fiat currency or digital assets on the terms set forth therein in an aggregate principal amount of up to $25 million for up to a twelve-month term, subject to the execution of one or more individual loan term sheets (the "Facility"). The MLA provides us with an additional source of liquidity to fund our operations and strategic initiatives, primarily the further development and future launch of the tokenized deposit program offering. As of July 31, 2026, the aggregate principal amount outstanding under the MLA is $18 million. The loan is collateralized by 479 Bitcoin which we pledged to the counterparty in an amount of approximately $30.1 million based on the price of Bitcoin as of July 31, 2026.

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

Adjusted EBITDA is defined as net loss excluding interest expense primarily incurred in connection with the historical conversion or extinguishment of our convertible debt obligations, stock-based compensation expense, non-cash changes in the fair value of digital assets, income taxes, and any other items that management has determined are not reflective of our operating performance because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. Adjusted EBITDA should be viewed independently of our reported GAAP net loss as this metric is meant to be considered in addition to, not as a substitute for or in isolation from, our net loss prepared in accordance with GAAP.

The following table reconciles Adjusted EBITDA to net loss, the most closely comparable GAAP financial measure, for the three and six months ended June 30, 2026 and the comparable prior-year period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Loss	$(20,788,574)	$(1,528,601)	$(46,343,343)	$(5,107,637)
Plus: Change in fair value of digital assets	9,705,974	—	29,710,439	—
Plus: Stock-based compensation	7,286,874	176,000	11,212,099	593,681
Subtract: Income tax benefit	(5,235,692)	—	(11,975,617)	—
Plus: Provision for credit losses	354,446	—	2,531,270	—
Plus: Interest expense	219,583	275,665	233,750	1,649,710
Adjusted EBITDA	$(8,457,389)	$(1,076,936)	$(14,631,402)	$(2,864,246)

Operating Activities
Net cash used in operating activities during the six months ended June 30, 2026 was $15,225,406, which was primarily attributable to the net loss for the six months ended June 30, 2026 of $46,343,343, adjusted for non-cash expenses of $29,339,651. Non-cash expenses during the six months ended June 30, 2026 were primarily comprised of stock-based compensation expense of $11,212,099, the unrealized loss related to the change in the fair value of digital assets of $29,710,439, partially offset by net gains on derivatives of $2,228,110, and the deferred income tax benefit of $11,975,617.

The net operating cash outflows primarily reflect operating expenses incurred with the Company’s strategic transition to development of the tokenized deposit program offering following the August 2025 Goldeneye capital investment.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026 was $225,000, reflecting the secured financing disbursed in connection with the divestiture of the sensor technology business completed on March 27, 2026. For further details, see the section entitled "Divestiture Transaction" below.

Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2026 was $15,000,330, which was primarily attributable to proceeds from loan draws under the MLA collateralized by a portion of our Bitcoin holdings. For additional information on the impact of the private placement transaction completed on August 6, 2025 on the Company’s liquidity position, see "Liquidity and Capital Resources."

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

Contractual Obligations and Commitments
Our contractual cash obligations as of June 30, 2026 are summarized in the table below:

		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years
Loan payable (1)	$16,296,250	$16,296,250	$—
Operating leases	207,441	51,206	156,235
	$16,503,691	$16,347,456	$156,235
(1) On March 20, 2026, we entered into a term sheet for a one year fixed-term loan of $5.0 million bearing interest at a rate of 8.5% per annum under the MLA maturing on March 18, 2027. On April 27, 2026, we drew the Second Draw under the MLA. The Second Draw increases the aggregate principal amount outstanding under the MLA to $10.0 million and bears interest at a rate of 8.5% per annum maturing on April 27, 2027. On June 1, 2026, we drew the Third Draw under the MLA. The Third Draw increases the aggregate principal amount outstanding under the MLA to $15.0 million and bears interest at a rate of 8.5% per annum maturing on June 1, 2027. The obligations under the MLA are prepayable at our option at any time after three months from the date of the initial loan draw without penalty.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, the Company had an outstanding commitment to provide secured financing of up to $450,000, of which $225,000 remained unfunded. The loan to the borrower is not an unconditionally cancelable instrument, and as of June 30, 2026, the Company had recorded a liability for expected credit losses of $180,000 on the unfunded commitment. The estimate of expected credit losses for off-balance sheet commitments considers the likelihood that funding will occur, expected utilization rates, borrower credit quality, collateral values, and current and forecasted economic conditions.

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

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Valuation of Digital Assets

We hold Bitcoin as the principal component of our Consolidated Balance Sheets. Digital assets such as Bitcoin are initially recorded at cost and subsequently measured at fair value, with changes in fair value recognized in the line item in the Consolidated Statements of Operations, change in fair value of digital assets.

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

Allowance for Credit Losses

We apply the current expected credit loss ("CECL") model under ASC 326, Financial Instruments — Credit Losses, to estimate expected credit losses on financial assets measured at amortized cost and certain off-balance sheet credit exposures. This standard requires us to recognize lifetime expected credit losses upon origination of a financial asset or at the time an off-balance sheet commitment is made, rather than when losses are probable, and to incorporate forward-looking information into the estimate. The CECL model represents a critical accounting policy because it requires significant management judgment in the selection of inputs, assumptions, and methodologies.

Digital asset receivable . We consider and account for counterparty credit risk using the principles in Topic 326 – Financial Instruments - Credit Losses (“Topic 326”) to measure any credit impairment. The digital asset receivable is presented net of any allowance for credit losses if deemed material. We utilize the probability of default (“PD”) loss given default (“LGD”) approach to estimating the allowance for credit loss (“ACL”) at origination and subsequent reporting periods. In order to apply the PD LGD approach, management considers the lifetime of the digital asset receivable, the reasonable and supportable forecast period, and the PD LGD. As of June 30, 2026, we recorded an allowance for credit loss of $2.2 million as an offset to the digital asset receivable balance in our Consolidated Balance Sheets, based on management’s estimate of expected credit losses.

Off-Balance Sheet Commitments. We are a party to certain off-balance sheet financing commitments that are subject to credit loss estimation under ASC 326. The ACL is estimated using a loss given default / expected exposure methodology that incorporates management's assessment of expected draw timing, obligor credit quality, collateral recovery values, and current and forecasted economic conditions. As of June 30, 2026, we recorded an allowance for expected credit losses of $180,000 on the unfunded commitment. The estimate of expected credit losses for off-balance sheet commitments considers the likelihood that funding will occur, expected utilization rates, borrower credit quality, collateral values, and current and forecasted economic conditions.

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

Stock-Based Compensation

Estimating the fair value of stock‑based awards requires significant judgment, including assumptions regarding expected volatility, risk‑free interest rates and expected term. Changes in these inputs may materially affect compensation expense. See Note 11 — Equity Incentive Plans for additional information regarding our stock‑based compensation accounting. We account for stock-based awards under ASC 718, Compensation – Stock Compensation. The fair value of stock options and warrants is estimated using the Black-Scholes-Merton option-pricing model, which requires assumptions regarding expected volatility, risk-free interest rates, expected term, and dividend yield. For restricted stock awards, fair value is based on the closing market price of our common stock on the grant date.

We recognized incremental stock-based compensation expense of $964,930 during the six months ended June 30, 2026 related to the repricing of 82,000,000 stock options from an exercise price of $1.10 per share to $0.37 per share during the six months ended June 30, 2026, in accordance with ASC 718.

Because volatility and expected-term assumptions involve significant judgment, changes in these inputs could materially affect compensation expense recognized under the Amended and Restated 2021 Equity Incentive Plan (see “Executive Compensation” in Part III, Item 11 of Amendment No. 1 to our Transition Report on Form 10-K for the transition period from October 1, 2025 to December 31, 2025 filed with the SEC on April 27, 2026).

Convertible Instruments and Derivatives

Evaluating embedded conversion and redemption features requires judgment, including volatility estimates and discount‑rate assumptions that may result in non‑cash gains or losses. All legacy convertible notes and promissory notes were repaid, converted, or otherwise extinguished in connection with the Goldeneye private placement transaction that closed on August 6, 2025. Accordingly, there was no convertible instruments activity during the six months ended June 30, 2026. See Notes 3 and 5 to our financial statements included in Item 1 of this report for additional information on our accounting for convertible instruments and embedded derivatives prior to August 6, 2025. When we historically issued convertible debt or equity instruments that may have contained embedded conversion or redemption features, we evaluated whether those features required bifurcation and separate accounting as derivatives under ASC 815. Determining the fair value of embedded derivatives involves the use of valuation models incorporating market-based assumptions, such as the volatility of our stock price, expected term, and discount rates. Future volatility or interest rate changes could have resulted in material non-cash gains or losses each period.

Going Concern

In accordance with ASC 205-40, management evaluates the Company's ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management's assessment considered the Company's projected cash requirement during the evaluation period and available sources of liquidity, including cash and cash equivalents, digital assets available for monetization or use as collateral, available borrowing capacity under its Bitcoin-collateralized Master Loan Agreement, anticipated cash generated from the Company's Bitcoin treasury strategy, and available capacity under its At-The-Market ("ATM") equity program. In August 2026, the Company analyzed its cash requirements and operations through August 2027 and determined that, based upon its available cash and cash equivalents, digital assets, available financing arrangements, projected cash generated from its Bitcoin treasury strategy, and available capacity under its ATM program, management concluded that no substantial doubt about its ability to continue as a going concern. Management will continue to monitor its liquidity position, operating performance, and capital resources as it executes its operating plan. The Company's business model remains dependent on external financing and the value of digital assets, both of which are subject to market volatility and investor sentiment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable as a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES
a)Evaluation of Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures are effective at the reasonable assurance level.
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

c)Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2026, other than the continued integration and documentation of controls related to the August 2025 capital investment and our Bitcoin treasury activities, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
RISK FACTORS
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item unless there is a material change from the risk factors previously disclosed. Other than disclosed below, there have been no material changes in, or additions to, the risk factors previously disclosed under the caption “Risk Factors” in Part I, Item 1A of our Transition Report on Form 10-K for the transition period from October 1, 2025 to December 31, 2025.
A reverse stock split approved by our controlling stockholder may not achieve its intended benefits and may adversely affect the liquidity and market price of our common stock.

On June 15, 2026, Goldeneye, as the holder of a majority of the voting power of our common stock, approved by written consent a reverse stock split of our outstanding common stock at a ratio ranging from 1-for-2 to 1-for-5, which our Board of Directors had approved and recommended on June 12, 2026. Because Goldeneye holds a majority of our voting power, stockholder approval of the reverse stock split was obtained without the vote of any other stockholder.

The exact ratio and timing of the reverse stock split will be determined by the Company's discretion and may be effected, if at all, within twelve months following June 15, 2026, and it will not become effective until the requirements of Rule 14c-2 under the Exchange Act have been satisfied.

There can be no assurance that the reverse stock split, if effected, will increase or maintain the market price of our common stock, improve the marketability or liquidity of our common stock, or facilitate future capital-raising efforts.

Because the reverse stock split will not reduce the number of authorized shares of our common stock, the resulting relative increase in authorized but unissued shares could be used for future issuances that dilute existing stockholders.

Our ability to execute our business strategy depends on attracting, retaining, and effectively managing a geographically distributed workforce.

Our ability to execute our business strategy, including the development and commercialization of our tokenized deposit platform, management of our Bitcoin treasury strategy, cybersecurity, regulatory compliance, and public company reporting obligations, depends on our ability to attract, retain, and effectively manage highly qualified employees and consultants with specialized expertise. Competition for personnel with experience in blockchain technology, digital assets, banking, software development, cybersecurity, finance, accounting, legal, and regulatory compliance is intense, and there can be no assurance that we will be able to attract or retain the talent necessary to support our growth.

Our workforce includes employees and consultants working remotely located across multiple U.S. states and international jurisdictions. As a result, we are subject to diverse and evolving employment, payroll, tax, labor, immigration, privacy, and other regulatory requirements. Changes in these laws, or our failure to comply with them, could increase our operating costs, result in penalties or litigation, or disrupt our operations.

In addition, managing a geographically distributed workforce presents operational challenges, including maintaining effective collaboration, ensuring cybersecurity, preserving institutional knowledge, and maintaining a consistent corporate culture. The loss of key personnel, our inability to hire qualified replacements on a timely basis, or our failure to effectively manage our workforce could delay product development, impair execution of our business strategy, and materially adversely affect our business, financial condition, results of operations, and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended June 30, 2026, there were no unregistered sales of equity securities.

Use of Proceeds
Not applicable.

Issuer Purchases of Equity Securities
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
None
ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:
(a)Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation, dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 14, 2023).
3.2	Certificate of Amendment to Articles of Incorporation, dated July 31, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 1, 2025).
3.3	Certificate of Amendment of Articles of Incorporation, dated August 6, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 7, 2025).
3.4	Amended and Restated Series C Certificate of Designation, dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023).
3.5	Third Amended and Restated Series D Certificate of Designation, dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023).
3.6	Series D Certificate of Correction of Know Labs, Inc., dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023).
3.7	Series C Certificate of Correction of Know Labs, Inc., dated August 11, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023).
3.8	Certificate of Withdrawal of Series F Preferred Stock, dated August 10, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2023).
3.9	Certificate of Designation of Series F Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 3, 2018).
3.10	Certificate of Amendment to Articles of Incorporation, dated October 29, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 30, 2024).
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
10.1#
Stock Purchase Agreement, dated March 27, 2026, by and among USBC, Inc., Particle, Inc., Particle Acquisition Corporation, and Ron Erickson (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 2, 2026).

10.2†
Separation and General Release Agreement, dated April 9, 2026, by and between the Company and Ronald Erickson. (incorporated by reference to the Company’s Transition Report on Form 10-K/A, filed April 27, 2026).

10.3#
Prime Broker Agreement (including Custody Terms), dated May 29, 2025, by and among USBC, Inc. (formerly Know Labs, Inc.), Coinbase, Inc., Coinbase Custody Trust Company, LLC and Coinbase Credit, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1, filed July 13, 2026).

10.4*#	Custodial Services Agreement, dated May 6, 2026, by and between USBC, Inc. and BitGo Bank & Trust, National Association.

10.5#
Prime Broker Agreement (including Trading and Custody Terms), dated February 20, 2026, by and among USBC, Inc. and the Payward entities. (incorporated by reference to the Company's Registration Statement on Form S-1, filed July 13, 2026).

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

Date: August 7, 2026		USBC, INC.

	By:	/s/ Robert Gregory Kidd
Name: Robert Gregory Kidd
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Kitty Payne
Name: Kitty Payne
Chief Financial Officer
(Principal Financial and Accounting Officer)
i