Form 10-Q
period 2026-09-30
USBC, Inc.
filed 2026-11-06
CIK 1074828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, $0.001 par value, issued and outstanding as of November 4, 2026: 388,169,806 shares.
DOCUMENTS INCORPORATED BY REFERENCE: None.

ITEM 1. FINANCIAL STATEMENTS
USBC, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,465,652	$4,092,308
Restricted cash	662,535	—
Prepaid expenses	529,750	291,174
Note receivable, net	102,616	—
Derivative assets and digital assets receivable, net	1,876,404	2,410,043
Total current assets	6,636,957	6,793,525

OTHER ASSETS
Digital assets	82,749,435	86,637,784
Deferred tax asset	2,297,304	—
Other non-current assets	113,663	239,621

TOTAL ASSETS	$91,797,359	$93,670,930

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$2,972,544	$1,988,049
Accrued expenses (1)	1,192,057	1,095,885
Loan payable	21,000,000	—
Current portion of operating lease right-of-use liability	172,244	84,712
Derivative liabilities	5,534,942	509,022
Total current liabilities	30,871,787	3,677,668

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	—	150,106
Deferred tax liability	—	8,311,381
Total liabilities	30,871,787	12,139,155

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value, 750,000,000 shares authorized, 388,169,649 and 388,143,679 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively (2)	388,169	388,144
Additional paid in capital	292,481,584	271,689,292
Accumulated deficit	(231,944,181)	(190,545,661)
Total stockholders' equity	60,925,572	81,531,775

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$91,797,359	$93,670,930

(1) Includes approximately $0.6 million payable for costs incurred pursuant to service agreements with affiliated entities as of September 30, 2026. See Note 13.
(2) Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 40 reverse stock split that became effective on February 19, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

USBC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended,		Nine Months Ended,
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

OPERATING EXPENSES
RESEARCH AND DEVELOPMENT EXPENSES	$—	$293,920	$275,548	$950,739
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (1)	14,791,066	11,523,571	42,613,013	14,328,619
Total operating expenses	14,791,066	11,817,491	42,888,561	15,279,358
OPERATING LOSS	(14,791,066)	(11,817,491)	(42,888,561)	(15,279,358)

OTHER INCOME (EXPENSE), NET
Interest income	19,549	48,516	45,433	52,456
Interest expense	(386,042)	—	(619,792)	(1,649,710)
Loss on debt settlements, net	—	(214,164)	—	(214,164)
Change in fair value of digital assets	25,723,528	(823,062)	(3,986,911)	(823,062)
Other derivative income (loss), net	(3,329,651)	283,154	(1,101,541)	283,154
Provision for credit losses	(924,563)	—	(3,455,833)	—
Total other income (expense), net	21,102,821	(705,556)	(9,118,644)	(2,351,326)

INCOME (LOSS) BEFORE INCOME TAXES	6,311,755	(12,523,047)	(52,007,205)	(17,630,684)

Income tax expense (benefit)	1,366,932	(172,843)	(10,608,685)	(172,843)

NET INCOME (LOSS)	4,944,823	(12,350,204)	(41,398,520)	(17,457,841)

Deemed dividends on Series C, D and H Preferred Stock	—	(16,207)	—	(2,198,030)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,944,823	$(12,366,411)	$(41,398,520)	$(19,655,871)

Income (loss) per share
Basic	$0.01	$(0.05)	$(0.11)	$(0.24)
Diluted	$0.01	$(0.05)	$(0.11)	$(0.24)

Weighted average shares of common stock outstanding (2)
Basic	388,146,333	233,825,538	388,145,008	81,962,153
Diluted	388,148,414	233,825,538	388,145,008	81,962,153

(1) Includes approximately $1.9 million and $8.2 million of costs incurred pursuant to service agreements with affiliated entities for the three and nine months ended September 30, 2026, respectively.
(2) Information pertaining to the number of shares outstanding and per share data gives retroactive effect to a 1 for 40 reverse stock split that became effective on February 19, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

USBC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)

	Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series H Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' (Deficit)/Equity
	Shares	$	Shares	$	Share	$	Shares(1)	$
Balance as of December 31, 2024	17,858	$1,790	10,161	$1,015	—	$—	2,779,149	$2,777	$139,513,460	$(143,433,942)	$(3,914,900)
Stock compensation expense	—	—	—	—	—	—	—	—	593,681	—	593,681
Deemed dividends on Series C and D Preferred Stock	—	—	—	—	—	—	—	—	23,662	(23,662)	—
Issuance of common stock for At The Market common stock offering	—	—	—	—	—	—	379,451	379	510,326	—	510,705
Issuance of common stock for debt payment	—	—	—	—	—	—	383,118	383	505,618	—	506,001
Impact of reverse stock split due to rounding	—	—	—	—	—	—	(11)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(3,579,036)	(3,579,036)
Balance as of March 31, 2025	17,858	$1,790	10,161	$1,015	—	$—	3,541,707	$3,539	$141,146,747	$(147,036,640)	$(5,883,549)
Issuance of common stock for services	—	—	—	—	—	—	400,000	400	175,600	—	176,000
Deemed dividends on Series C and D Preferred Stock	—	—	—	—	—	—	—	—	24,998	(24,998)	—
Issuance of common stock for At The Market common stock offering	—	—	—	—	—	—	1,329,276	1,329	772,589	—	773,918
Issuance of common stock for debt payment	—	—	—	—	—	—	2,226,965	2,227	850,369	—	852,596
Issuance of Series H Convertible Preferred Stock	—	—	—	—	16,916	1,184,066	—	—	702,335	—	1,886,401
Deemed dividend due to repricing of Series C, D and H Preferred Stock	—	—	—	—	—	—	—	—	1,064,199	(2,133,163)	(1,068,964)
Net loss	—	—	—	—	—	—	—	—	—	(1,528,601)	(1,528,601)
Balance as of June 30, 2025	17,858	$1,790	10,161	$1,015	16,916	$1,184,066	7,497,948	$7,495	$144,736,837	$(150,723,402)	$(4,792,199)
Stock compensation expense	—	—	—	—	—	—	—	—	6,262,704	—	6,262,704
Issuance of common stock for services	—	—	—	—	—	—	1,008,731	1,009	919,133	—	920,142
Deemed dividends on Series C, D and H Preferred Stock	—	—	—	—	—	—	—	—	16,207	(16,207)	—
Issuance of common stock for Goldeneye 1995 LLC investment, net of tax	—	—	—	—	—	—	357,815,000	357,815	105,980,309	—	106,338,124
Issuance of common stock for transaction fee	—	—	—	—	—	—	7,819,098	7,819	—	—	7,819
Conversion of Series C and D Convertible Preferred Stock	(17,858)	(1,790)	(10,161)	(1,015)	—	—	8,333,440	8,333	—	—	5,528
Conversion of Series H Convertible Preferred Stock	—	—	—	—	(16,916)	(1,184,066)	2,000,000	2,000	668,000	—	(514,066)
Issuance of common stock for debt payment	—	—	—	—	—	—	3,669,453	3,670	1,237,653	—	1,241,323
Impact of reverse stock split due to rounding	—	—	—	—	—	—	9	3	(2)	—	1
Net loss	—	—	—	—	—	—	—	—	—	(12,350,204)	(12,350,204)
Balance as of September 30, 2025	—	$—	—	$—	—	$—	388,143,679	$388,144	$259,820,840	$(163,089,813)	$97,119,171

Balance as of December 31, 2025	—	—	—	—	—	—	388,143,679	388,144	271,689,292	(190,545,661)	81,531,775
Stock compensation expense	—	—	—	—	—	—	—	—	3,925,225	—	3,925,225
Issuance of common stock for stock option exercises	—	—	—	—	—	—	750	—	330	—	330
Net loss	—	—	—	—	—	—	—	—	—	(25,554,769)	(25,554,769)
Balance as of March 31, 2026	—	$—	—	$—	—	$—	388,144,429	$388,144	$275,614,847	$(216,100,430)	$59,902,561
Stock compensation expense	—	—	—	—	—	—	—	—	7,286,874	—	7,286,874
Net loss	—	—	—	—	—	—	—	—	—	(20,788,574)	(20,788,574)
Balance as of June 30, 2026	—	$—	—	$—	—	$—	388,144,429	$388,144	$282,901,721	$(236,889,004)	$46,400,861
Stock compensation expense	—	—	—	—	—	—	—	—	6,585,718	—	6,585,718
Capital contribution	—	—	—	—	—	—	—	—	2,984,840	—	2,984,840
Issuance of common stock for stock option exercises	—	—	—	—	—	—	25,220	25	9,305	—	9,330
Net income	—	—	—	—	—	—	—	—	—	4,944,823	4,944,823
Balance as of September 30, 2026	—	$—	—	$—	—	$—	388,169,649	$388,169	$292,481,584	$(231,944,181)	$60,925,572
(1) Information pertaining to the number of shares outstanding and per share data gives retroactive effect to a 1 for 40 reverse stock split that became effective on February 19, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

USBC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended,
	September 30, 2026	September 30, 2025
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(41,398,520)	$(17,457,841)
Adjustments to reconcile net loss to net cash used in
Operating activities
Depreciation and amortization	6,184	21,484
Loss on disposal of fixed assets (1)	22,363	—
Stock based compensation	17,797,817	6,856,385
Provision for credit losses	3,455,833	—
Amortization of operating lease right-of-use asset	97,411	90,536
Issuance of common stock for services	—	1,096,142
Loss on debt extinguishment	—	214,164
Interest expense for default of convertible notes	—	748,600
Interest expense for repricing of warrants	—	272
Amortization of debt issuance costs	—	798,929
Change in fair value of digital assets	3,986,911	823,062
Other derivative income, net	1,101,541	(283,154)
Deferred income taxes	(10,608,685)	(172,843)
Interest income on note receivable	(12,616)	—
Changes in operating assets and liabilities:
Prepaid expenses	(238,576)	(228,030)
Operating lease right-of-use liability	(62,574)	(73,793)
Derivative liabilities	5,025,920	—
Digital assets - receivable, net	(111,443)	—
Derivative assets	(3,650,854)	—
Accounts payable - trade and accrued expenses	1,080,667	1,743,805
Other long-term assets	—	125,000
NET CASH USED IN OPERATING ACTIVITIES	(23,508,621)	(5,697,282)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of USDC	(10,000,000)	—
Liquidation of USDC	10,000,000	—
Draws on note receivable	(450,000)	—
NET CASH USED IN INVESTING ACTIVITIES:	(450,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	2,984,840	—
Proceeds from draws on loan payable	21,000,000	—
Proceeds from issuance of common stock - Goldeneye 1995 LLC investment	—	15,000,000
Proceeds from debt offering	—	—
Proceeds from Original Issuance Notes	—	—
Proceeds from issuance of common stock for stock option exercise	9,660	—
Redemption of Series H Preferred Stock	—	(514,067)
Repayment of convertible notes payable	—	(2,939,332)
Proceeds from convertible notes payable	—	656,000
Proceeds from At The Market common stock offering	—	1,284,351
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,994,500	13,486,952

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	35,879	7,789,670

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	4,092,308	1,032,329

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$4,128,187	$8,821,999

Supplemental disclosures of cash flow information:
Interest paid	$520,625	$147,595
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Deemed dividends on Series C, D and H Preferred Stock	$—	$2,198,030
Common stock issued for debt payment	$—	$2,599,920
Common stock issued for contribution of digital assets	$—	$115,566,775
Deferred tax liability recognized from contribution of digital assets	$—	$24,220,831
Common stock issued for conversion of Series H convertible preferred stock	$—	$670,000
Premiums received in digital assets from treasury trading strategy	$1,964,725	$283,154
Conversion of notes payable into Series H convertible preferred stock	$—	$583,794
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
These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Transition Report filed on Form 10-K for the three months ended December 31, 2025, filed with the SEC on March 25, 2026. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2026, or for any other fiscal period.
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

On March 27, 2026, the Company completed the divestiture of its legacy non-invasive sensor technology business with the transfer of the issued and outstanding equity interests of its wholly-owned subsidiary, Particle, Inc., to a newly-formed entity controlled by its former Chairman, President and CEO, Ronald P. Erickson. The Company also agreed to provide short-term financing in an aggregate principal sum of up to $450,000 to help ensure a smooth transition of the business to independent ownership until permanent equity financing is in place. The financial impact of the divestiture transaction was not material to the Company's financial statements. As of September 30, 2026, the Company had advanced $450,000 of the total amount committed under the credit facility.

USBC has also implemented a Bitcoin treasury strategy to bolster pre-launch development and research across its various divisions. The Company recorded other derivative loss, net of $3,329,651 and $1,101,541 for the three and nine months ended September 30, 2026, respectively, reflecting realized and unrealized gains and losses associated with its treasury trading strategy. The Company began buying and selling call options on its Bitcoin holdings in the fourth fiscal quarter of 2025.

With a focus on identity, inclusion, innovation, and risk management, USBC is dedicated to creating long-term stockholder value in a rapidly evolving financial landscape. Its operating results for the nine months ended September 30, 2026 primarily reflect ongoing investment in these initiatives and continued development of its tokenized deposit platform and related technology infrastructure.

As of September 30, 2026, the Company has authorized 750,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

2. LIQUIDITY AND GOING CONCERN
As of September 30, 2026, the Company had cash and cash equivalents of $3.5 million and an accumulated deficit of approximately $231.9 million. The Company has historically incurred recurring operating losses and negative operating cash flows and expects to continue to incur operating losses as it invests in its financial technology platform and digital asset initiatives. For the nine months ended September 30, 2026, the Company incurred a net loss of approximately $41.4 million and used $23.5 million of cash in operating activities. The $41.4 million net loss for the nine months ended September 30, 2026, was comprised of several core non-cash items including a $4.0 million non-cash unrealized loss on the change in fair value of digital assets, $17.8 million of non-cash stock-based compensation expense, and a $3.5 million non-cash provision for credit losses, partially offset by a $10.6 million non-cash deferred income tax benefit.
The Company manages its liquidity through cash on hand, its Bitcoin treasury holdings and access to debt and equity financing, including its Bitcoin-backed credit facility, promissory note and at-the-market (“ATM”) equity offering program. The Company may monetize Bitcoin holdings through sales or collateralized borrowings, subject to applicable contractual and collateral requirements.
At September 30, 2026, $21.0 million was outstanding under the Company’s Bitcoin-collateralized Master Loan Agreement with Payward Interactive, Inc. On October 12, 2026, the aggregate borrowing commitment increased from $25.0 million to $40.0 million, leaving $19.0 million of additional borrowing capacity as of that date, subject to applicable borrowing conditions, collateral requirements and execution of individual loan term sheets. The amended collateral arrangements also provide for cross-collateralization of borrowings and certain digital asset derivative obligations. See Notes 7 and 16.
On September 25, 2026, the Company entered into an unsecured promissory note with Goldeneye 1995 LLC, the Company’s controlling stockholder and an entity solely owned and managed by the Company's Chairman and Chief Executive Officer. The note permits advances of up to $22.0 million, bears interest at 8.5% per annum and matures on September 25, 2029. No amounts were outstanding at September 30, 2026. See Note 14.
On July 1, 2026, the Company entered into a Consulting Agreement with Hard Yaka Ventures Management Co., LLC (“Hard Yaka”), an affiliate of the Company’s Chairman and Chief Executive Officer, to support the continued development of the tokenized deposit program. During the nine months ended September 30, 2026, the Company received approximately $3.0 million in capital contributions from Hard Yaka. See Note 13.
In accordance with Accounting Standards Codification (“ASC”) 205-40, management evaluated the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. This evaluation considered projected cash requirements and available liquidity resources, including cash on hand, Bitcoin holdings available to be monetized or pledged as collateral to generate liquidity, and access to external financing arrangements. Based on this evaluation, management concluded that there is no substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these consolidated financial statements.

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the corresponding amounts presented in the Consolidated Statements of Cash Flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$3,465,652	$4,092,308
Restricted cash	662,535	—
Total cash, cash equivalents and restricted cash	$4,128,187	$4,092,308

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

As of September 30, 2026, the Company primarily held Bitcoin in its corporate treasury, with lesser amounts of USD Coin ("USDC"), a cryptocurrency backed by US dollars and equivalent assets. The Company views its Bitcoin as a productive asset, a source of liquidity, yield, and long-term capital appreciation. By activating substantially all of its Bitcoin holdings through structured trading arrangements, the Company seeks to generate incremental income that helps fund operations, expand infrastructure, and reduce the Company’s cost of capital. See description of the Company’s accounting policy for its digital asset derivatives below.
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

The 1,000 Bitcoin received on August 6, 2025 as part of the Goldeneye capital investment was recorded at an average price of $115,567 per Bitcoin. During the three and nine months ended September 30, 2026, the Company net paid 1.74 Bitcoin, and earned 13.88 Bitcoin, respectively, through its trading strategy, which has been recognized as other derivative income, net, in the Consolidated Statements of Operations. The Company settles its derivative transactions in both Bitcoin and fiat currency. During the three months ended September 30, 2026, the Company received $377,968 in cash from derivative settlements recognized as other derivative income. The Company obtained 2.617 Bitcoin during the three and nine months ended September 30, 2025. While the Company may periodically make open market purchases of Bitcoin or opt to sell a portion of the Bitcoin it obtains through its treasury trading strategy from time to time, the Company did not purchase or sell any Bitcoin during the three and nine months ended September 30, 2026.

A summary of activity in Bitcoin and digital assets - receivable, net for the nine months ended September 30, 2026 was as follows:

	Digital assets	Digital assets - receivable, net
Bitcoin and digital assets - receivable, net at fair value as of December 31, 2025	$86,637,784	$2,348,695
Bitcoin generated through trading	1,124,225	—
Fees	(224,835)	—
Provision for credit losses	—	(1,816,824)
Unrealized gain (loss)	(20,367,447)	362,982
Bitcoin and digital assets - receivable, net at fair value as of March 31, 2026	$67,169,727	$894,853
Bitcoin generated through trading	751,200	—
Fees	(456,597)	—
Provision for credit losses	—	(354,446)
Unrealized gain (loss)	(9,328,996)	(376,978)
Outstanding premium settlement receivable	(26,877)	26,877
Bitcoin and digital assets - receivable, net at fair value as of June 30, 2026	$58,108,457	$190,306
Bitcoin generated through trading	89,300	—
Fees	(209,212)	—
Provision for credit losses	—	(924,563)
Unrealized gain (loss)	24,729,014	994,514
Outstanding premium settlement receivable	26,877	(26,877)
Bitcoin and digital assets - receivable, net at fair value as of September 30, 2026	$82,744,436	$233,380

The table above excludes $4,998 of USDC included in digital assets on the Consolidated Balance Sheet as of September 30, 2026. The Company did not hold any USDC as of December 31, 2025. The Company converted $10.0 million of USDC to USD on a one-to-one basis during the nine months ended September 30, 2026.

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

The Company uses call option strategies on its Bitcoin holdings to generate premium income. These derivative instruments are not designated as hedging instruments for accounting purposes under ASC 815. Accordingly, the carrying value of Bitcoin may experience significant fluctuations. Changes in the fair value of digital assets from period to period are recognized within change in the fair value of digital assets in the Consolidated Statements of Operations. The Company uses the specific identification method for its digital asset portfolio.

Digital Assets - Receivable, net – The Company pledges Bitcoin as collateral for its derivative trading activities. The digital assets receivables are initially measured upon transfer at fair value and subsequently remeasured at fair value each reporting period. The changes in fair value are recognized on the Consolidated Statements of Operations, in accordance with ASU 2023-08.

The Company is exposed to counterparty credit risk arising from its digital assets receivable balance. Counterparty credit exposure represents the risk that a counterparty may fail to fulfill its contractual obligations. The Company evaluates the digital assets receivable balance for expected credit losses, in accordance with ASC 326 - Financial Instruments - Credit Losses (“ASC 326”). The Company estimates the allowance for credit losses on digital assets receivables under the current expected credit loss (“CECL”) model using a probability of default (“PD”) and loss given default (“LGD”) methodology. In order to apply the PD LGD approach, management considers the remaining expected time horizon of the receivables and reasonable and supportable forecasts of future conditions. If deemed material, an allowance for credit losses is recorded as a valuation account, directly offsetting the digital assets receivables on the Consolidated Balance Sheets. The Company had gross digital asset receivables of $3.3 million, and $2.3 million as of September 30, 2026, and December 31, 2025, respectively. As of September 30, 2026, the Company recorded an allowance for credit losses of $3.1 million, based on management’s estimate of expected credit losses associated with its derivative counterparty credit risk exposure, within Provision for credit losses in the Consolidated Statements of Operations. As of September 30, 2026, the net digital asset receivable was $0.2 million. The Company actively monitors counterparty credit quality and adjusts the allowance for credit losses as necessary. Balances are written off when management determines that collection is no longer probable. Subsequent recoveries are charged to the allowance. No allowance for credit losses related to digital assets receivable was recorded as of December 31, 2025.

The following table summarizes the activity in the allowance for credit losses on digital assets receivable for the nine months ended September 30, 2026:

Allowance for Credit Losses
Allowance for credit losses as of December 31, 2025	$—
Provision for credit losses	(1,816,824)
Net charge-offs/(recoveries)	—
Allowance for credit losses as of March 31, 2026	$(1,816,824)
Provision for credit losses	(354,446)
Net charge-offs/(recoveries)	—
Allowance for credit losses as of June 30, 2026	$(2,171,270)
Provision for credit losses	(924,563)
Net charge-offs/(recoveries)	—
Allowance for credit losses as of September 30, 2026	$(3,095,833)

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
Property and Equipment – Equipment consists of machinery, and furniture and fixtures, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives or lease period of the relevant asset, generally three years. During the nine months ended September 30, 2026, the Company sold all of its property and equipment and recorded a loss on disposal of fixed assets in the Consolidated Statement of Operations as part of selling, general and administrative expenses. Accordingly, there were no remaining property and equipment balances reported on the Consolidated Balance Sheet as of September 30, 2026.

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
Legacy radio frequency spectroscopy research activities were discontinued with the divestiture of the legacy non-invasive sensor technology business which was completed on March 27, 2026. The Company incurred research and development expenses of approximately $294,000 during the three months ended September 30, 2025, and did not incur any expenses during the three months ended September 30, 2026. The Company incurred research and development expenses of approximately $276,000, and $951,000 during the nine months ended September 30, 2026, and 2025, respectively.

The Company evaluated the divestiture of the legacy non-invasive sensor technology business under ASC 205‑20, Presentation of Financial Statements—Discontinued Operations. Although the divested operations constituted a component of the Company, management concluded the disposal did not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. This conclusion was based on, among other factors, (i) the Company’s strategic pivot to financial‑technology and digital‑asset initiatives that was implemented prior to the divestiture, (ii) the substantially completed wind‑down of the legacy sensor research activities prior to the divestiture, (iii) the absence of meaningful revenue generated from the legacy sensor activities during the periods presented, and (iv) the immateriality of assets and liabilities associated with the divested operations. Accordingly, the results of the legacy sensor activities have not been reported as discontinued operations, and the Company has not reclassified prior‑period financial statements. Costs associated with the legacy sensor activities during the three and nine months ended September 30, 2026 and 2025 consisted primarily of research and development costs and were included in research and development expenses in the accompanying Consolidated Statements of Operations. The assets and liabilities related to the legacy sensor business were immaterial.

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
The carrying amounts of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts payable, and accrued expenses approximate the fair value of the respective assets and liabilities as of September 30, 2026 and December 31, 2025 are based upon the short-term nature of the assets and liabilities. Digital assets and derivatives assets and liabilities are held at fair value in the Consolidated Balance Sheets and measured on a recurring basis.
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

Convertible Securities – Based upon ASC 815-15, the Company previously adopted a sequencing approach regarding the application of ASC 815-40 to convertible securities. The Company evaluated its historical contracts based upon the earliest issuance date. In the event partial reclassification of contracts subject to ASC 815-40-25 was necessary, due to the Company’s inability to demonstrate it has sufficient shares authorized and unissued, shares were allocated on the basis of issuance date, with the earliest issuance date receiving first allocation of shares. If a reclassification of an instrument were required, it would have resulted in the instrument issued latest being reclassified first. No convertible securities were outstanding as of September 30, 2026 or December 31, 2025. All convertible securities were redeemed in August 2025 as part of the Goldeneye capital investment.
Net Income (Loss) per Share – Under the provisions of ASC 260, Earnings Per Share, basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Deemed dividends to preferred stockholders increased the net loss available to common stockholders and impact the net loss per share calculation reported for historical periods prior to the redemption of all convertible securities in August 2025.

As of September 30, 2026 and December 31, 2025, the Company had 388,169,649 and 388,143,679 shares of common stock issued and outstanding, respectively. As of September 30, 2026, there were options outstanding for the purchase of 104,349,780 shares of common stock and warrants for the purchase of 955,626 shares of the Company’s common stock. As of December 31, 2025, there were options outstanding for the purchase of 96,150,750 shares of common stock and warrants for the purchase of 1,154,106 shares of the Company’s common stock.

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options.

The components of basic and diluted EPS were as follows:

	Three Months Ended,		Nine Months Ended,
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss) attributable to common stockholders (A)	$4,944,823	$(12,366,411)	$(41,398,520)	$(19,655,871)
Weighted average outstanding shares of common stock (B)	388,146,333	233,825,538	388,145,008	81,962,153
Dilutive effect of stock options	2,081	—	—	—
Common stock and common stock equivalents (C)	388,148,414	233,825,538	388,145,008	81,962,153

Earnings (Loss) Per Share
Basic (A/B)	$0.01	$(0.05)	$(0.11)	$(0.24)
Diluted (A/C)	$0.01	$(0.05)	$(0.11)	$(0.24)

Stock options of 104,347,699, and 48,634,480, and warrants of 955,626, and 1,204,106, as of September 30, 2026 and September 30, 2025, respectively, were excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

Comprehensive income (loss) – Comprehensive income (loss) is defined as the change in equity of a business during a period from non-owner sources. The Consolidated Statements of Comprehensive Income (Loss) have been omitted, as net loss equals comprehensive income (loss).
Dividend Policy – The Company has never paid cash dividends and intends, for the foreseeable future, to retain any future earnings for the development of its business. The Company’s future dividend policy will be determined by the board of directors on the basis of various factors, including results of operations, financial condition, capital requirements and investment opportunities.

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

Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted

The following table summarizes recently issued accounting standards that may affect the Company's consolidated financial statements.

Accounting Standards Update (ASU)	Description	Effective Date	Expected Impact on the Company
ASU 2024-03 and ASU 2025-01 — Disaggregation of Income Statement Expenses	Requires additional disclosures of specified expense categories in the notes to the financial statements.	Annual: January 1, 2027. Interim: January 1, 2028.	The Company is evaluating the additional disclosure requirements. Adoption is expected to affect disclosures rather than recognition or measurement.
ASU 2025-06 — Internal-Use Software	Updates the criteria for capitalizing internal-use software development costs, including consideration of project authorization and probability of completion.	January 1, 2028.	The Company is evaluating the impact on its accounting for software development costs, including its tokenized deposit platform.

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

The following tables present the Company's assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Assets Measured at Fair Value at September 30, 2026
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Digital assets	$82,749,435	$—	$—	$—	$82,749,435
Money market account	1,114,511	—	—	—	1,114,511
Derivative assets and digital assets receivable, net	233,380	1,643,024	—	—	1,876,404
Total	$84,097,326	$1,643,024	$—	$—	$85,740,350

	Assets Measured at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Digital assets	$86,637,784	$—	$—	$—	$86,637,784
Money market account	3,337,342	—	—	—	3,337,342
Derivative assets and digital assets receivable, net	2,348,695	61,348	—	—	2,410,043
Total	$92,323,821	$61,348	$—	$—	$92,385,169

	Liabilities Measured at Fair Value as of September 30, 2026
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Derivative liabilities	$—	$5,534,942	$—	$—	$5,534,942
Total	$—	$5,534,942	$—	$—	$5,534,942

	Liabilities Measured at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Derivative liabilities	$—	$509,022	$—	$—	$509,022
Total	$—	$509,022	$—	$—	$509,022

There were no transfers in or out of Level 3 or between levels during the three and nine months ended September 30, 2026, or 2025.

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

The underlying transactions and the corresponding contracts are marked to market at the end of each reporting period and the fair value impacts are reflected within Other derivative income, net in the Consolidated Statements of Operations. The Company had outstanding digital asset option contracts as of September 30, 2026 and December 31, 2025 with gross notional values of approximately $212.0 million and $114.8 million, respectively. As of September 30, 2026, 89% of these contracts will mature within three months, and 11% of these contracts will mature between three and six months. As of December 31, 2025, 100% of these contracts matured within three months.

As of September 30, 2026, the Company had outstanding digital asset option contracts recognized as current assets within derivative assets with a fair value of $1,643,024, and outstanding option contracts recognized as current liabilities within derivative liabilities with a fair value of $5,534,942. As of December 31, 2025, the Company had outstanding digital asset option contracts recognized as current assets within derivative assets with a fair value of $61,348, and outstanding option contracts recognized as current liabilities within derivative liabilities with a fair value of $509,022.

The Company had unrealized loss, net related to outstanding option contracts of $2,066,624, and $187,514 as of September 30, 2026, and 2025. During the three and nine months ended September 30, 2026, the Company recognized a realized gain (loss), net related to derivative contracts of $(1,263,028), and $942,907, respectively, within Other derivative income (loss), net in the Consolidated Statements of Operations. The Company recognized a realized gain (loss), net related to derivative contracts of $470,668 during the three and nine months ended September 30, 2025.

6. NOTE RECEIVABLE, NET

On March 27, 2026, the Company entered into a short-term promissory note with Particle Acquisition Corporation, in connection with the Stock Purchase Agreement (see Note 13 for more information). The note provides for borrowing up to $450,000, bears interest at 10% per annum, and was scheduled to mature on September 23, 2026. Pursuant to the terms of the note, the maturity date was extended 180 days, and will mature on March 22, 2027. As of September 30, 2026 the Company funded $450,000 under the note, and had recorded an allowance for credit losses of $360,000 related to the funded note receivable. The Company recognized interest income of $8,610, and $12,616 within Interest income on the Consolidated Statements of Operations during the three and nine months ended September 30, 2026, respectively.

7. LOAN PAYABLE

On March 18, 2026, the Company entered into a Master Loan Agreement (the “MLA”) with Payward Interactive, Inc. (the “Lender”), pursuant to which the Company may, from time to time, borrow fiat currency or digital assets on the terms set forth therein in an aggregate principal amount of up to $25.0 million for up to a twelve-month term, subject to the execution of one or more individual loan term sheets (the "Facility"). The MLA contains customary conditions, initial collateral requirements, collateral maintenance and liquidation mechanics, and early return and recall rights. Borrowings under the MLA are solely secured by Bitcoin collateral held in and subject to collateral maintenance requirements based on specified margin ratios. The Bitcoin collateralizing the Facility is held for the benefit of the Lender by an affiliate of the Lender, Payward Financial, Inc. (the "Custodian") and subject to an account control agreement by and among the Lender, the Company and the Custodian.

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

On July 28, 2026, the Company drew an additional fixed-rate borrowing of $3.0 million (the "Fourth Draw") under the MLA. The Fourth Draw increases the aggregate principal amount outstanding under the MLA to $18.0 million and bears interest at a rate of 8.5% per annum maturing on July 28, 2027, unless earlier terminated in accordance with the terms of the MLA.

On September 11, 2026, the Company drew an additional fixed-rate borrowing of $3.0 million (the "Fifth Draw") under the MLA. The Fifth Draw increases the aggregate principal amount outstanding under the MLA to $21.0 million and bears interest at a rate of 8.5% per annum maturing on September 11, 2027, unless earlier terminated in accordance with the terms of the MLA. The carrying value of this financial instrument approximates fair value due to the short-term maturity of this instrument.

The Facility is collateralized by Bitcoin which is pledged to the counterparty in an amount of $40.1 million held within Digital Assets on the Consolidated Balance Sheet as of September 30, 2026. Under the terms of the agreements, the secured party is permitted to exercise control and liquidate such pledged assets under certain conditions, including default or margin deficiencies. The Company was in compliance with all covenants associated with the MLA as of September 30, 2026. The Company recognized $386,042, and $619,792, in interest expense during the three and nine months ended September 30, 2026, respectively, in connection with the MLA as Interest expense on the Consolidated Statements of Operations, and unpaid balances as Accrued expenses on the Consolidated Balance Sheet as of September 30, 2026.

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

8. PROPERTY AND EQUIPMENT
Property and equipment consisted primarily of machinery, computer equipment, and office furniture and was depreciated using the straight-line method over estimated useful lives of approximately three years. During the nine months ended September 30, 2026, the Company disposed all of its property and equipment, and recognized a loss on disposal of fixed assets of $22,363 in the Consolidated Statements of Operations. As of September 30, 2026, the Company had no remaining property and equipment.

9. LEASES
The Company previously evaluated its existing lease agreements to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. Right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The incremental borrowing takes into consideration the Company’s credit quality and borrowing rate for similar assets is used in determining the present value of future payments. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

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

The Company’s operating leases primarily relate to vacant office and development facilities and generally have initial terms ranging from two to three years, with renewal options. ROU assets and Operating lease liabilities are recognized based on the present value of lease payments over the expected lease term. As of September 30, 2026 and December 31, 2025, ROU assets were $89,489 and $186,900, respectively, and operating lease liabilities were $172,244 and $234,818, respectively. During the three months ended September 30, 2026 and 2025, the Company recognized total lease expense of $11,280 and $36,882, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized total lease expense of $59,691 and $102,956, respectively. During the nine months ended September 30, 2026 and 2025, cash paid for amounts included in the measurement of lease liabilities was $24,853 and $114,392, respectively.

The weighted average remaining lease term for the operating leases was 10 months, and 19 months at September 30, 2026 and December 31, 2025, respectively. The weighted average discount rate for the Company's operating lease was 8.86% as of September 30, 2026, and December 31, 2025.
The minimum future lease payments as of September 30, 2026 are as follows:

Operating leases
2026 (excluding the nine months ended September 30, 2026)	$25,603
2027	156,235
Total remaining payments	181,838
Less imputed interest	(9,594)
Total lease liability	$172,244
10. EQUITY
Authorized Capital Stock
The following description summarizes important terms of the classes of the Company's authorized capital stock as of September 30, 2026. This summary does not purport to be complete and is qualified in its entirety by the provisions of the Company's articles of incorporation, as amended, and second amended and restated bylaws, as amended.
The Company’s authorized capital stock consists of 750,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.001 per share.

Outstanding Shares of Capital Stock. The Company’s common stock is the only security of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. All outstanding shares of the Company’s capital stock are fully paid and nonassessable. As of September 30, 2026, there were 388,169,649 shares of common stock issued and outstanding, held by 175 stockholders of record. This number does not include approximately 7,300 beneficial owners whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Common Stock Activity
Each share of common stock entitles its holder to one vote on each matter submitted to the stockholders for a vote, and no cumulative voting for directors is permitted. Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.
Nine months ended September 30, 2026

During the nine months ended September 30, 2026, the Company issued 25,970 shares of common stock as a result of stock option exercises.

Nine months ended September 30, 2025
On December 31, 2024, the Company entered into a Capital on Demand Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC, as sales agent, pursuant to which the Company may, from time to time, offer and sell shares of its common stock, through or to JonesTrading as its sales agent or manager. The Company issued 1,708,124 shares under the Sales Agreement and received gross proceeds of $1,269,212 during the nine months ended September 30, 2025.

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

During the nine months ended September 30, 2025, the Company issued 6,279,536 shares of its common stock at $0.41 per share related to a principal payment of senior convertible debt with Lind Global Fund II, LP for a total value of $2,599,920.

During the nine months ended September 30, 2025, the Company issued 1,408,731 shares of common stock to employees, directors and investors. The shares were valued at $0.78 per share and the Company expensed $1,096,142 related to the issuances.

Warrants to Purchase Common Stock
A summary of the warrants outstanding as of September 30, 2026 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2025	1,154,106	$17.55
Issued	—	—
Exercised	—	—
Forfeited	—	—
Expired	(198,480)	66.14
Outstanding as of September 30, 2026	955,626	$14.60
The outstanding and exercisable warrants of 955,626 had no aggregate intrinsic value as of September 30, 2026.
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

Stock Option Activity

Nine Months Ended September 30, 2026
During the nine months ended September 30, 2026, the Company issued stock option grants for 22,700,000 shares of common stock at a weighted average exercise price of $0.36. These options generally vest quarterly over three years beginning on the one-year anniversary of the grant date, with certain grants vesting earlier in accordance with the applicable award agreements. The options have contractual terms of ten years from the date of grant.

During the nine months ended September 30, 2026, the Company repriced 82,000,000 stock options from an exercise price of $1.10 per share to $0.37 per share, representing the closing market price of the Company’s common stock on the date of Board approval. The Company recognized incremental stock-based compensation expense of $964,930 related to the option repricing during the nine months ended September 30, 2026, in accordance with ASC 718.

During the nine months ended September 30, 2026, stock option grants for 14,462,500 shares at an average exercise price of $1.04 per share were forfeited or cancelled, and vested stock option grants for 12,500 shares at an average exercise price of $1.10 expired without being exercised.
Stock option activity for the nine months ended September 30, 2026 was as follows:

	Number of		Weighted Average
	Shares		Exercise Price
Outstanding as of December 31, 2025	96,150,750		$1.08
Exercised	(25,970)	-	0.35
Granted	22,700,000		0.36
Forfeitures	(14,462,500)		1.04
Expired	(12,500)		1.10
Outstanding as of September 30, 2026	104,349,780		$0.37
The following table summarizes information about stock options outstanding and exercisable as of September 30, 2026:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life In Years	Weighted Average Exercise Price Outstanding	Number Exercisable	Weighted Average Exercise Price Exercisable
$0.33	6,750,000	9.75	$0.33	—	$0.33
$0.36	5,480,000	9.87	$0.36	40,000	$0.36
$0.37	92,119,780	9.46	$0.37	14,047,280	$0.37
	104,349,780	9.50	$0.37	14,087,280	$0.37
The vested stock option grants of 14,087,280 shares had $2,395,238 aggregate intrinsic value as of September 30, 2026.
The significant weighted average assumptions relating to the valuation of the Company’s stock option grants issued and repriced during the nine months ended September 30, 2026 were as follows:

Assumptions
Dividend yield	—%
Exercise price	$0.37
Expected term	5.6 years
Expected volatility	70.2%
Risk free interest rate	4.0%

There were 104,349,780 options to purchase common stock at an average exercise price of $0.37 per share outstanding as of September 30, 2026 under the 2021 Plan. The Company recorded $6,585,718 and $6,262,704 of compensation expense relative to stock options for the three months ended September 30, 2026 and 2025, respectively, in accordance with ASC 718. The Company recorded $17,797,817 and $6,856,385 of compensation expense relative to stock options for the nine months ended September 30, 2026 and 2025, respectively, in accordance with ASC 718. The Company recorded $1,340,098 and $3,621,598 of income tax benefit for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, there is $73,306,452 of total unrecognized costs related to granted stock options that are not vested. As of September 30, 2026, approximately 26.0 million shares of common stock remained available for future grants under the 2021 Plan.
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

On August 6, 2025, upon election by J3E2A2Z LP, the Company redeemed all 16,916 issued and outstanding shares of Series H Convertible Preferred Stock held by J3E2A2Z LP for (i) cash of approximately $654,276 and (ii) the issuance of 2.0 million shares of common stock in the aggregate, at a conversion price of $0.335 per share, representing total consideration equal to the stated value of $70 plus all accrued and unpaid dividends in an amount of approximately $140,210. As of September 30, 2026, all obligations under the Series H convertible preferred instrument had been satisfied.

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

Effective as of the Closing Date of the divestiture of the legacy sensor business, Mr. Erickson concluded his service as a member of the Company's Board of Directors and as President of the Company's Science Division. The Company recognized compensation expense of approximately $275,000 related to the accelerated vesting of the unvested restricted stock awards during the nine months ended September 30, 2026.

Transactions with the Company's Vice Chair Linda Jenkinson and non-CEO NEOs

On October 7, 2025, the Company’s Board approved a repricing of outstanding stock options granted on August 6, 2025 as permitted by our Amended and Restated 2021 Equity Incentive Plan, including options held by certain executive officers and directors. The exercise price of approximately 48.6 million outstanding options, including 4,760,000 options granted to our Vice Chair Linda Jenkinson and 1,790,000 and 7,140,000 options granted to our non-CEO NEOs, Ms. Payne and Mr. Chapman, respectively, was reduced from $2.45 to $1.10 per share, the closing market price on the date of approval. The repricing applied uniformly to all participants and was reviewed and approved by the Board of Directors, which determined that the adjustment was in the best interests of stockholders to maintain the incentive and retention value of eligible awards in light of prevailing market conditions.

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

Transactions with Vice Chair Linda Jenkinson, Chairman and CEO Robert Gregory Kidd, Vast Holdings, Inc., and Hard Yaka Ventures Management Co., LLC.

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

On March 18, 2026, the Company entered into an Affiliate Services Agreement with Vast Holdings, Inc. pursuant to which the Company is reimbursing Vast Holdings, Inc. for certain strategic, operational and administrative services in support of the further development of the tokenized deposit program offering, subject to a reimbursement cap of $10.5 million during the term of the agreement unless otherwise agreed. The Company recognized $1.9 million and $6.2 million of expenses during the three and nine months ended September 30, 2026, respectively, in connection with this agreement, of which $0.5 million was recorded in Accounts payable - trade in the Consolidated Balance Sheet as of September 30, 2026.

On July 1, 2026, the Company entered into a Consulting Agreement with Hard Yaka Ventures Management Co., LLC (“Hard Yaka”), an affiliate of the Company’s Chairman and Chief Executive Officer and a related party. Under the agreement, Hard Yaka agreed to provide nonreciprocal capital funding to support the continued development of the Company’s tokenized deposit program. The funding is not repayable, does not bear interest, does not require the issuance of equity securities, and does not obligate the Company to provide goods or services to Hard Yaka. Accordingly, the Company accounted for the funding as a capital contribution from a related party. During the three and nine months ended September 30, 2026, the Company received capital contributions of $2,984,840, which were recorded in additional paid-in capital in the Consolidated Balance Sheet and as a financing cash inflow in the Consolidated Statement of Cash Flows.

On September 25, 2026, the Company entered into an unsecured promissory note (the “Note”) with Goldeneye, pursuant to which Goldeneye may make advances to the Company from time to time in an aggregate principal amount of up to $22.0 million. See Note 14 for more information.

The Company did not engage in any other material transactions with related parties during the nine months ended September 30, 2026, and 2025 other than the transactions disclosed above.

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

Off-Balance Sheet Commitments

On September 25, 2026, the Company entered into an unsecured promissory note (the “Note”) with Goldeneye, pursuant to which Goldeneye may make advances to the Company from time to time in an aggregate principal amount of up to $22.0 million. Each advance made under the Note will constitute part of a single term loan, and amounts repaid or prepaid may not be reborrowed. Borrowings under the Note bear interest at a rate of 8.5% per annum, payable quarterly beginning December 31, 2026, and mature on September 25, 2029, unless earlier repaid in accordance with the terms of the Note. The Note contains customary representations, warranties, covenants and events of default. Upon the occurrence and continuation of an event of default, amounts outstanding under the Note may become immediately due and payable and the interest rate may increase to 11.5% per annum, as provided in the Note. There are no borrowings under this Note as of September 30, 2026.

15. SEGMENT REPORTING
The Financial Accounting Standards Board, Accounting Standard Codification Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Makers (“CODMs”) to allocate resources and assess performance. The Company has determined that its Chief Executive Officer and Chief Financial Officer collectively function as the CODMs because they jointly review consolidated operating results, evaluate performance and make decisions regarding the allocation of resources on a consolidated basis. The CODMs monitor the expense components of the various products and services we offer, but operations are managed and financial performance is evaluated on a corporation-wide basis in comparison to a business plan which is developed each year.

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

16. SUBSEQUENT EVENTS
Management evaluated subsequent events, for purposes of determining whether adjustment to or disclosure in the consolidated financial statements was required through the date the consolidated financial statements were issued. No events occurred subsequent to September 30, 2026 that would require recognition or disclosure in the consolidated financial statements other than the transactions described below.

Stock Option Modifications

On October 1, 2026, our Board of Directors approved modifications to certain outstanding stock option awards under the 2021 Equity Incentive Plan, including the acceleration of vesting of 3,071,250 stock options held by 28 former employees and consultants. Separately, as part of the Company's executive leadership transition, our Board of Directors approved the acceleration of vesting of 490,000 stock options held by Kitty B. Payne, the Company's former Chief Financial Officer. In addition, the post-termination exercise periods for certain affected awards were extended from 3 months to one year following the applicable termination dates, subject to the original expiration dates of the awards. The Company estimates that these modifications will result in approximately $2.2 million of incremental stock-based compensation expense, expected to be recognized in the fourth quarter of 2026.

Amendment to Master Loan Agreement and Collateral Arrangements

In connection with the Company's ongoing liquidity management and digital asset treasury activities, on October 12, 2026, the Company entered into a Second Addendum to Master Loan Agreement (the “Second Addendum”) with the Lender, amending its previously disclosed MLA. The Second Addendum increases the aggregate borrowing commitment under the MLA from $25.0 million to $40.0 million, subject to the terms and conditions of the MLA and the execution of individual loan term sheets. As of the date of this filing, $21.0 million of principal remained outstanding under the MLA, leaving $19.0 million of additional borrowing capacity, subject to the applicable borrowing conditions and collateral requirements. Additionally, in connection with the Second Addendum, the Company also amended its existing account control agreement governing Bitcoin collateral securing borrowings under the MLA. The amendment permits cross-collateralization of obligations under the MLA and certain digital asset derivative transactions, subject to the terms of the applicable agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026. Unless otherwise indicated or the context otherwise requires, references to "USBC," "we," "us," "our," and the "Company" refer to USBC, Inc.

The discussion contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties and are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance, tokenized deposit program development, digital asset treasury strategy, anticipated events and trends affecting our business, the broader economy and other future conditions, and our interpretation of applicable state and federal securities laws and other laws and regulations relating to digital assets. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Investors should not consider non-GAAP financial measures referred to in this discussion in isolation or as substitutes for financial information presented in compliance with GAAP. Explanation of non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measure is included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed in this report and as set forth in the section entitled "Risk Factors" in Part I, Item 1A, of our Transition Report on Form 10-K for the transition period from October 1, 2025 to December 31, 2025, filed with the SEC on March 25, 2026, as updated in the section entitled "Risk Factors" contained in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026.

Quarterly Overview
USBC, Inc. ("USBC" or the "Company") is a publicly traded financial technology company focused on the development of transformative financial services, including digital assets and banking solutions. A key focus of USBC is the further development of the USBC tokenized deposit program offering, a U.S. dollar-denominated tokenized deposit that operates on blockchain technology and incorporates digital identity. The USBC tokenized deposit offering combines the regulatory protections of traditional bank deposits with the efficiency and programmability of blockchain-based payments. Upon commercial launch, USBC will operate a U.S. dollar-denominated tokenized deposit network (the "USBC Network"). Each USBC tokenized deposit on the USBC Network is an on-chain representation of a U.S. dollar deposit held at an issuing bank, initially Vast Bank, N.A., a national bank chartered by the Office of the Comptroller of the Currency, headquartered in Tulsa, Oklahoma. USBC continues to advance subsequent phases of the product delivery strategy in preparation for a future public launch. USBC has also implemented a Bitcoin treasury strategy to bolster pre-launch development and research across its various divisions. With a focus on identity, inclusion, innovation, and risk management, USBC is dedicated to creating long-term stockholder value in a rapidly evolving financial landscape.

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

On March 27, 2026, we completed the divestiture of our legacy non-invasive sensor technology business pursuant to a Stock Purchase Agreement entered into by and among USBC, Inc., its wholly owned subsidiary, Particle, Inc., and Particle Acquisition Corporation, an entity controlled by Ronald P. Erickson, former Chairman, President and CEO of Know Labs, Inc. (the "Buyer"). As part of the divestiture transaction, we agreed to provide the Buyer with limited operating capital to fund a portion of its operating expenses until the Buyer secures permanent equity financing. As of September 30, 2026, we had advanced $450,000 of the total amount committed under the credit facility, which was scheduled to mature on September 23, 2026, with an option to extend the maturity date for one additional period of one hundred eighty (180) days upon prior written notice. Pursuant to the terms of the note, the maturity date was extended 180 days, and will mature on March 22, 2027. Additional information regarding the Stock Purchase Agreement and our commitment to extend a short-term secured line of credit to the Buyer in connection with the divestiture transaction is incorporated by reference from the Current Report on Form 8-K filed on April 2, 2026.

Our tokenized deposit program offering is being developed as an integrated platform comprising a permissioned blockchain ledger, a digital identity layer, wallet and consumer-facing mobile and web applications, a bank operations console, and developer portal designed to support future third-party developer integrations. Following the successful completion of Phase 1 of the delivery strategy in June 2026, the Company initiated Phase 2 of its delivery strategy. Phase 2 expands testing to additional invited participants, builds upon the core technical infrastructure established during Phase 1 and focuses on further advancing the platform toward full market launch through continued product development, operational integration with Vast Bank, ecosystem expansion, and regulatory and operational readiness activities. The principal milestone for Phase 2 is to achieve operational readiness to support an initial commercial launch, subject to the outcome of the pilot program and receipt of any required bank board, regulatory and bank partner approvals.

We continue to execute under the Affiliate Services Agreement with Vast Holdings, Inc. (“Vast”), pursuant to which Vast provides strategic, operational and administrative services that support the further development of the tokenized deposit platform. As of September 30, 2026, we have incurred approximately $6.2 million in reimbursements to Vast for actual development-related costs under the $10.5 million cap contained in the Agreement which expires on December 31, 2026.

Recent Developments

On August 21, 2026, we appointed Daniel J. Beck to serve as the Company’s Chief Financial Officer, effective August 27, 2026. In connection with his appointment, Mr. Beck will receive an annual base salary of $400,000 and, on October 1, 2026, was granted options to purchase 2,500,000 shares of the Company’s common stock under the USBC, Inc. 2021 Amended and Restated Equity Incentive Plan, with an exercise price equal to $0.54, the market price per share at the time of issuance. The option will vest over four years, with 25% vesting on the first anniversary of the date of issuance and the remaining 75% vesting ratably over the following three years, subject to Mr. Beck’s continued employment through the applicable vesting dates.

On September 11, 2026, we drew an additional fixed-rate borrowing of $3.0 million under the Master Loan Agreement ("MLA") we entered into with Payward Interactive, Inc. on March 18, 2026, increasing the aggregate principal amount outstanding under the MLA to $21.0 million. We previously drew an initial fixed-rate borrowing of $5.0 million on March 20, 2026, followed by additional draws of $5.0 million on April 27, 2026 and June 1, 2026, and additional draws of $3.0 million on July 28, 2026, and September 11, 2026. Under the MLA, we may, from time to time, borrow fiat currency or digital assets on the terms set forth therein in an aggregate principal amount of up to $40.0 million (increased from $25.0 million on October 12, 2026) for up to a twelve-month term, subject to execution of one or more individual loan term sheets. Borrowings under the MLA bear interest at 8.5% per annum and mature on the anniversary of each draw (September 11, 2027 for the Fifth Draw) unless earlier terminated in accordance with the terms of the MLA. The MLA contains customary conditions, initial collateral requirements, collateral maintenance and liquidation mechanics, and early return and recall rights. Borrowings under the MLA are solely secured by Bitcoin collateral held in custody with Payward Financial, Inc. and are subject to collateral maintenance requirements based on specified margin ratios.

Under the terms of the MLA, the required initial margin ratio is 150% of the outstanding borrowings at the time of each loan draw, which is equivalent to a maximum loan-to-value ratio of approximately 66.7%. If the margin ratio declines to 130% or lower, the Lender may issue a margin call requiring us to either post additional Bitcoin collateral or partially repay outstanding borrowings within 24 hours in order to restore compliance with the required margin ratio. Under the MLA, if the margin ratio declines to 120% or lower and we do not timely cure the deficiency in accordance with the terms of the MLA, the Lender may exercise its contractual rights with respect to the collateral, including liquidation rights. In addition, under the MLA, we may request the release of excess collateral if the margin ratio exceeds 170% for two consecutive days, subject to the terms and conditions of the MLA. The fair value of pledged Bitcoin collateral is determined by the Lender based on the applicable Bitcoin market spot rate. Under the MLA, the "applicable Bitcoin market spot rate" is defined as the spot rate, as of the applicable date or time of determination, for the applicable digital currency published on CFBenchmarks.com, the website of CF Benchmarks Ltd., which publishes digital asset reference rates, or such other reference spot rate as may be mutually agreed by the parties to the MLA from time to time. When a valuation is required to be determined by the Lender under the MLA, the applicable Bitcoin market spot rate at the applicable time of determination is used by the Lender to determine the fair value of the pledged Bitcoin collateral. The "applicable date or time of determination" refers to the date and time at which the Lender is required to determine the fair value of the pledged Bitcoin collateral pursuant to the collateral valuation and maintenance provisions of the MLA, (e.g., at the point in time when the Lender is required to value the collateral or assess a collateral ratio for a margin-related event under the MLA).

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

On October 12, 2026, the Company entered into a Second Addendum to Master Loan Agreement (the “Second Addendum”) with the Lender, amending its previously disclosed MLA. The Second Addendum increases the aggregate borrowing commitment under the MLA from $25.0 million to $40.0 million, subject to the terms and conditions of the MLA and the execution of individual loan term sheets. The Second Addendum replaces the previous addendum to the MLA in its entirety, without affecting the existing outstanding borrowings, which remain subject to their respective terms and conditions. In connection with the Second Addendum, we also amended our account control agreement with Payward Financial, Inc. to permit cross-collateralization of borrowings under the MLA and certain digital asset derivative obligations, allowing collateral to be applied across agreements upon specified defaults. As of October 12, 2026, $21.0 million was outstanding and $19.0 million remained available for borrowing, subject to borrowing conditions and collateral requirements. See the Current Report on Form 8-K filed on October 14, 2026.

As of October 31, 2026, a decline of approximately 26% in the value of pledged Bitcoin collateral, assuming no repayment or additional collateral posting, would have reduced the collateral coverage ratio to the 130% collateral call margin ratio. No collateral calls, mandatory repayments, or liquidation events had occurred under the MLA as of October 31, 2026.

Proceeds from the MLA are being used primarily to fund further development costs of the tokenized deposit program offering, including costs paid to our affiliate, Vast Holdings, Inc. (“Vast”) under the terms of the Affiliate Services Agreement (the “Agreement”) we simultaneously entered into on March 18, 2026. Pursuant to the terms of the Agreement, we reimburse Vast's wholly-owned subsidiary, Vast Bank, for the costs of performing certain strategic, operational and administrative services that support the development of our tokenized deposit platform, subject to the reimbursement cap of $10.5 million contained in the Agreement. As of September 30, 2026, we had reimbursed approximately $6.2 million in development-related costs in accordance with the terms of the Agreement, leaving approximately $4.3 million in available reimbursement capacity through the Agreement's expiration on December 31, 2026. The Agreement may be terminated by us without cause upon 60 days' prior written notice. Either party may terminate the Affiliate Services Agreement immediately upon written notice if the other party breaches the Agreement and fails to cure such breach within 15 days after written notice. Either party may also terminate the Agreement if a state or federal regulatory authority requests or directs the terminating party to terminate the Agreement, or criticizes or challenges the terminating party's actions under the Agreement during a regulatory examination or otherwise.

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

On July 1, 2026, the Company entered into a Consulting Agreement with Hard Yaka Ventures Management Co., LLC ("Hard Yaka") (an affiliate of our Chairman and Chief Executive Officer, Greg Kidd), pursuant to which Hard Yaka will contribute capital to the Company to facilitate the continued development of the tokenized deposit program. Through September 30, 2026, we received capital contributions of $2,984,840 from Hard Yaka, recorded in additional paid-in capital (see Note 13).

On June 12, 2026, our Board of Directors approved a proposal to effect a reverse stock split of our outstanding common stock (the "Reverse Split") at a ratio ranging from 1-for-2 to 1-for-5. Our Board's primary purpose for approving and recommending the Reverse Split is to make our common stock more attractive to investors, provide for a stronger investor base, and to increase the per share price and bid price of our common stock to maintain compliance with the NYSE American continued listing requirements. On June 15, 2026, Goldeneye, the holder of approximately 92.2% of the voting power of our outstanding common stock, approved the Reverse Split by written consent in lieu of a special meeting of stockholders. The Reverse Split will not reduce the number of authorized shares of our common stock, and no fractional shares will be issued. We will determine the exact ratio and timing of the Reverse Split, which may be effected, if at all, within twelve (12) months following June 15, 2026. On June 22, 2026, we filed a preliminary Information Statement on Schedule 14C with the SEC, and a definitive Information Statement on Schedule 14C with the SEC on July 13, 2026. On July 20, 2026, we commenced mailing the Definitive Information Statement to stockholders of record in accordance with Rule 14c-2 under the Securities Exchange Act of 1934, as amended. The Reverse Split will not become effective until the applicable Rule 14c-2 notice period has expired and the effective date of the Reverse Split has been determined. Once effective, the Reverse Split will have the effect of decreasing the number of shares of our common stock issued, but will have no effect on the number of shares of common stock we are authorized to issue. As of the date of this report, the Reverse Split has not been effected.

On March 10, 2026, we initiated Phase 1 of our multi-phase delivery strategy for how we will bring the USBC tokenized deposit program offering to market in collaboration with Vast Bank, the initial issuing bank for the tokenized deposit program offering. Phase 1 was conducted with a limited group of internal users who elected to participate in an expanded employee pilot program ahead of the public launch of the branded platform. The principal milestone of Phase 1 was completion of technical readiness testing to support subsequent phases of the delivery strategy, including testing of customer onboarding and identity recovery, ACH funding, spending functionality, treasury conversion, messaging and activity logging. Phase 1 was not a consumer offering and was not available to the public, and testing activities during Phase 1 were conducted exclusively with company-provided funds for internal evaluation purposes. The results of Phase 1 served to inform our evaluation of the timing and scope of subsequent phases of the delivery strategy and when the tokenized deposit product offering may become available to retail customers.

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

We continue to advance iterative product enhancements, operational readiness, and subsequent phases of the delivery strategy in preparation for a future public launch, which remains subject to regulatory, operational, market, board, and bank partner considerations. The timing, cost and success of future phases of our strategy is subject to uncertainty in how successful we will be in executing Phase 2 of the strategy within anticipated parameters. Phase 3 is intended to support the initial commercial launch of the tokenized-deposit product through selected distribution partners. Phase 4 is intended to support broader commercialization through additional product functionality, integrations and distribution channels.

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

RESULTS OF OPERATIONS
Results of Operations
Our operating results for the three and nine months ended September 30, 2026 reflect the strategic transition to our digital asset treasury and financial technology development initiatives following the Goldeneye capital investment completed on August 6, 2025. Operating results for periods prior to August 6, 2025, reflect the Company's prior focus on non-invasive diagnostic and sensor technologies.
We did not generate any operating revenue during the nine months ended September 30, 2026, or 2025. During the nine months ended September 30, 2026, we continued to focus on financial technology development activities, and we expect any future operating revenues to be generated from financial technology network services, including the planned USBC tokenized deposit program offering.

Although we expect to continue to incur operating losses in the near term, we believe our potential future revenue opportunities and available liquidity sources, including our digital asset treasury holdings, existing borrowing arrangements and access to equity financing, subject to market conditions and applicable restrictions, provide us with flexibility to pursue our digital asset treasury and financial technology development initiatives.

Third Quarter 2026 Highlights. For the three months ended September 30, 2026, we reported net income of $4.9 million, compared with a net loss of $12.4 million in the prior-year period, driven by a $25.7 million non-cash gain on the change in fair value of digital assets as the price of Bitcoin increased by 43% during the quarter. The gain was partially offset by SG&A expenses of $14.8 million (including $6.6 million of non-cash stock-based compensation), a $3.3 million other derivative loss, net, a $0.9 million provision for credit losses and $1.4 million of income tax expense. As of September 30, 2026, we held cash and cash equivalents of $3.5 million and digital assets of $82.7 million, of which 479 Bitcoin with a fair value of $40.1 million were pledged as collateral, and had $21.0 million of borrowings outstanding under the MLA.

Three Months Ended September 30, 2026 compared to September 30, 2025
The following table sets forth key components of our results of operations for the three months ended September 30, 2026, and 2025. Amounts are rounded to the nearest thousand.

(in thousands)

	Three Months Ended September 30, 2026
	2026	2025	$ Variance
Operating expenses-
Research and development expenses	$—	$294	$(294)
Selling, general and administrative expenses	14,791	11,524	3,267
Total operating expenses	14,791	11,818	2,973
Operating loss	(14,791)	(11,818)	(2,973)
Other Income (Expense), Net:
Interest income	20	49	(29)
Interest expense	(386)	—	(386)
Loss on debt settlements, net	—	(214)	214
Change in fair value of digital assets	25,724	(823)	26,547
Other derivative income (loss), net	(3,330)	283	(3,613)
Provision for credit losses	(925)	—	(925)
Total other income (expense), net	21,103	(705)	21,808
Income (loss) before income taxes	6,312	(12,523)	18,835
Income tax expense (benefit)	1,367	(173)	1,540
Net income (loss)	$4,945	$(12,350)	$17,295
Research and Development. The Company did not have R&D expenses for the three months ended September 30, 2026, a decrease of $294,000 compared to the comparable prior-year period. In February 2026, we completed our evaluation of the legacy non-invasive sensor technology business and the associated divestiture transaction closed on March 27, 2026.

Selling, General and Administrative. SG&A expense was $14,791,000 for the three months ended September 30, 2026, compared to $11,524,000 for the comparable prior-year period, an increase of $3,267,000. The significant increase in SG&A expense compared to the prior-year period was primarily attributable to operational expenses for tokenized deposit program offering development of $2.3 million (including $1.9 million incurred under agreements with affiliated service providers), and professional fees and other public company and advisory costs of $1.8 million associated with our strategic transition, partially offset by decreases in non-cash stock-based compensation expense of $0.9 million.

Other Income/(Expense), Net. Other income, net for the three months ended September 30, 2026 was $21,103,000, compared to $(705,000) for the comparable prior-year period, an increase of $21,808,000. The significant increase in other income, net compared to the prior-year period was primarily driven by changes in fair value of digital assets of $25.7 million, partially offset by provision for credit losses of $0.9 million, and other derivative income (loss), net of $(3.3) million, generated from option premiums collected under our Bitcoin treasury trading strategy.

Income tax expense (benefit). Income tax expense was $1,367,000 for the three months ended September 30, 2026, compared to an income tax benefit of 173,000 for the comparable prior-year period, an increase of $1,540,000. The change compared to the prior-year period was primarily related to the tax effect of the change in fair value of digital assets, driven by volatility in digital asset markets, which caused a significant increase in the fair value of Bitcoin, net of the benefit of the deferred tax asset.

Net Income (Loss). We reported a net income of $4,945,000 for the three months ended September 30, 2026, compared with a net loss of $12,350,000 for the comparable prior-year period, an increase of $17,295,000. The change compared to the prior-year period primarily reflects the change in fair value of digital assets of $26.5 million, partially offset by other derivative income (loss), net of $3.3 million, operational expenses for tokenized deposit program offering development of $2.3 million, professional fees and other public-company and advisory costs of $1.8 million, provision for credit losses of $0.9 million, and a deferred income tax expense of $1.4 million.

Nine Months Ended September 30, 2026 compared to September 30, 2025

The following table sets forth key components of our results of operations for the nine months ended September 30, 2026, and 2025.
(in thousands)

	Nine Months Ended September 30,
	2026	2025	$ Variance
Operating expenses-
Research and development expenses	$276	$951	$(675)
Selling, general and administrative expenses	42,613	14,329	28,284
Total operating expenses	42,889	15,280	27,609
Operating loss	(42,889)	(15,280)	(27,609)
Other Income (Expense), Net:
Interest income	45	52	(7)
Interest expense	(620)	(1,650)	1,030
Loss on debt settlements, net	—	(214)	214
Change in fair value of digital assets	(3,987)	(823)	(3,164)
Other derivative income (loss), net	(1,102)	283	(1,385)
Provision for credit losses	(3,456)	—	(3,456)
Total other expense, net	(9,120)	(2,352)	(6,768)
Loss before income taxes	(52,009)	(17,632)	(34,377)
Income tax benefit	(10,609)	(173)	(10,436)
Net loss	$(41,400)	$(17,459)	$(23,941)
Research and Development. R&D expenses were $276,000 for the nine months ended September 30, 2026, a decrease compared to $951,000 for the comparable prior-year period. In February 2026, we completed our evaluation of the legacy non-invasive sensor technology business and the associated divestiture transaction closed on March 27, 2026.
Selling, General and Administrative. SG&A expense was $42,613,000 for the nine months ended September 30, 2026, compared to $14,329,000 for the comparable prior-year period, an increase of $28,284,000. The significant increase in SG&A expense compared to the prior-year period was primarily attributable to increases in non-cash stock-based compensation expense of $10.9 million, operational expenses for tokenized deposit program offering development of $11.6 million (including $8.2 million incurred under agreements with affiliated service providers), professional fees and other public company and advisory costs of $7.1 million associated with our strategic transition, partially offset with decreases in non-cash stock-based expenses for services of $1.1 million.

Other Expense, Net. Other expense, net for the nine months ended September 30, 2026 was $9,120,000, compared to $2,352,000 for the comparable prior-year period, an increase of $6,768,000. The significant increase in other expense, net compared to the prior-year period was primarily driven by the change in fair value of digital assets of $3.2 million and a $3.5 million provision for credit losses, and derivative loss, net of $1.4 million generated from option premiums collected under our Bitcoin treasury trading strategy, partially offset by a $1.0 million reduction in interest expense as a result of higher non-cash financing-related charges in the prior year period, primarily related to repricing and extensions of convertible securities.

Income tax benefit. Income tax benefit was $10,609,000 for the nine months ended September 30, 2026, compared to 173,000 for the comparable prior-year period, an increase of $10,436,000. The increase in the income tax benefit compared to the prior-year period was primarily related to the tax effect of net operating losses related to the continued development of the tokenized deposit program, and the change in fair value of digital assets, driven by volatility in digital asset markets, which caused a significant decline in the fair value of Bitcoin, net of the benefit of the deferred tax asset.

Net Loss. We reported a net loss of $41,400,000 for the nine months ended September 30, 2026, compared with a net loss of $17,459,000 for the comparable prior-year period, an increase of $23,941,000. The significant increase in the net loss compared to the prior-year period primarily reflects the change in fair value of digital assets of $3.2 million, provision for credit losses of $3.5 million, operational expenses for tokenized deposit program offering development of $11.6 million, non-cash stock-based compensation expense of $10.9 million, professional fees and other public company and advisory costs of $7.1 million, partially offset by a deferred income tax benefit of $10.6 million.

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

Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents (excluding restricted cash) of $3.5 million and working capital of $(24.2) million. The negative working capital position was primarily driven by the $21.0 million loan payable and costs incurred during the nine months ended September 30, 2026, to develop the tokenized deposit program. Operational expenses for the tokenized deposit program offering development were $11.6 million (including $8.2 million incurred under agreements with affiliated service providers) and professional fees of $7.1 million associated with our development initiatives.

We have historically incurred recurring losses and had an accumulated deficit of $231.9 million as of September 30, 2026. We recorded a net loss of $41.4 million for the nine months ended September 30, 2026, a significant increase compared to a net loss of $17.5 million recorded for the comparable prior-year period. The increase in net loss was primarily attributable to increases in non-cash stock-based compensation expense of $10.9 million, operational expenses for tokenized deposit program offering development of $11.6 million (including $8.2 million incurred under agreements with affiliated service providers), professional fees and other public company and advisory costs of $7.1 million associated with our strategic transition, unrealized loss of $4.0 million to reflect the decline in the fair value of digital assets during the 2026 period, and partially offset with an increase in the tax benefit recognized due to net operating losses as a result of continued development of the tokenized deposit program, and decreases in non-cash stock-based expenses for services of $1.1 million. We continue to hold the underlying digital assets as of September 30, 2026 and currently intend to continue holding such digital assets for the foreseeable future.

Our liquidity position as of September 30, 2026 was supported by borrowings under the MLA, capital contributions from Hard Yaka, and our Bitcoin treasury holdings. As of September 30, 2026, we had $21.0 million outstanding under the MLA and held $82.7 million in digital assets, a portion of which were pledged as collateral. Additional potential liquidity sources include financing under the Note and our ATM equity offering program, subject to applicable terms and conditions. We view our Bitcoin holdings as long-term strategic reserves rather than trading assets although we may convert Bitcoin to cash periodically to fund operations and pledge it as collateral under certain financing arrangements that provide capital to support product development and other general corporate purposes

During the nine months ended September 30, 2026, our liquidity was primarily utilized to fund operating expenses and working capital requirements. Management believes that existing liquidity and digital asset holdings, together with available financing under the MLA, the Note with Goldeneye 1995 LLC (as described below), and capital contributions from Hard Yaka (as described below), are sufficient to fund our operations for at least 12 months after issuance of these consolidated financial statements. Management expects that we will supplement our cash resources with additional liquidity sources as we continue executing our business plan. These sources may include sales of Bitcoin, potential Bitcoin-collateralized financing arrangements, related-party funding or other investor financing, and other debt or equity financings.

We previously entered into a Master Loan Agreement (the “MLA”) with Payward Interactive, Inc. (the “Lender”) on March 18, 2026, pursuant to which we may, from time to time, borrow fiat currency or digital assets on the terms set forth therein in an aggregate principal amount of up to $25 million for up to a twelve-month term, subject to the execution of one or more individual loan term sheets (the "Facility"). On October 12, 2026, the aggregate borrowing commitment increased from $25.0 million to $40.0 million, leaving $19.0 million of additional borrowing capacity as of that date, subject to applicable borrowing conditions, collateral requirements and execution of individual loan term sheets. The amended collateral arrangements also provide for cross-collateralization of borrowings and certain digital asset derivative obligations. The MLA provides us with an additional source of liquidity to fund our operations and strategic initiatives, primarily the further development and future launch of the tokenized deposit program offering. As of October 31, 2026, the aggregate principal amount outstanding under the MLA is $21.0 million. The loan is collateralized by 479 Bitcoin which we pledged to the counterparty in an amount of approximately $36.9 million based on the price of Bitcoin as of October 31, 2026.

On July 1, 2026, the Company entered into a Consulting Agreement with Hard Yaka Ventures Management Co., LLC (“Hard Yaka”), an affiliate of the Company’s Chairman and Chief Executive Officer, to support the continued development of the tokenized deposit program. During the nine months ended September 30, 2026, the Company received approximately $3.0 million in capital contributions from Hard Yaka.
On September 25, 2026, the Company entered into an unsecured promissory note (the “Note”) with Goldeneye 1995 LLC, pursuant to which Goldeneye may make advances to the Company from time to time in an aggregate principal amount of up to $22.0 million. Each advance made under the Note will constitute part of a single term loan, and amounts repaid or prepaid may not be reborrowed. Borrowings under the Note bear interest at a rate of 8.5% per annum, payable quarterly beginning December 31, 2026, and mature on September 25, 2029, unless earlier repaid in accordance with the terms of the Note. The Note contains customary representations, warranties, covenants and events of default. Upon the occurrence and continuation of an event of default, amounts outstanding under the Note may become immediately due and payable and the interest rate may increase to 11.5% per annum, as provided in the Note. There are no borrowings under this Note as of September 30, 2026.

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

Adjusted EBITDA is defined as net income (loss) excluding interest expense, stock-based compensation expense, non-cash changes in the fair value of digital assets, income taxes, provision for credit losses, and any other items that management has determined are not reflective of our operating performance because the amount of such non-cash adjustments in any specific period may not directly correlate to the underlying performance of our business operations. Adjusted EBITDA should be viewed independently of our reported GAAP net loss as this metric is meant to be considered in addition to, not as a substitute for or in isolation from, our net loss prepared in accordance with GAAP.

The following table reconciles Adjusted EBITDA to net loss, the most closely comparable GAAP financial measure, for the three and nine months ended September 30, 2026 and the comparable prior-year period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income (Loss)	$4,944,823	$(12,350,204)	$(41,398,520)	$(17,457,841)
Plus (Subtract): Change in fair value of digital assets	(25,723,528)	823,062	3,986,911	823,062
Plus: Stock-based compensation	6,585,718	6,262,704	17,797,817	6,856,385
Plus (Subtract): Income tax expense (benefit)	1,366,932	(172,843)	(10,608,685)	(172,843)
Plus: Provision for credit losses	924,563	—	3,455,833	—
Plus: Interest expense	386,042	—	619,792	1,649,710
Adjusted EBITDA	$(11,515,450)	$(5,437,281)	$(26,146,852)	$(8,301,527)

Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2026 was $23,508,621, which was primarily attributable to the net loss for the nine months ended September 30, 2026 of $41,398,520, adjusted for non-cash adjustments of $15,846,759. Non-cash adjustments during the nine months ended September 30, 2026 were primarily comprised of stock-based compensation expense of $17,797,817, the unrealized loss related to the change in the fair value of digital assets of $3,986,911, and net losses on derivatives of $1,101,541, partially offset by the deferred income tax benefit of $10,608,685.

The net operating cash outflows primarily reflect operating expenses incurred with the Company’s strategic transition to development of the tokenized deposit program offering following the August 2025 Goldeneye capital investment.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2026 was $450,000, reflecting the secured financing disbursed in connection with the divestiture of the sensor technology business completed on March 27, 2026. For further details, see the section entitled "Divestiture Transaction" below.

Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2026 was $23,994,500, which was primarily attributable to proceeds from loan draws under the MLA collateralized by a portion of our Bitcoin holdings, and funding from Hard Yaka. For additional information on the impact of the private placement transaction completed on August 6, 2025 on the Company’s liquidity position, see "Liquidity and Capital Resources."

Capital Requirements and Future Liquidity

We expect to continue incurring operating losses as we fund the further development of our tokenized deposit program offering. Our ability to sustain operations and execute our strategy depends on our ability to leverage our existing financing sources and capacity to raise additional capital through equity or debt financings, monetize Bitcoin holdings, including through potential sales, or obtain other sources of liquidity, including potential Bitcoin-collateralized financing arrangements, or related-party or other investor financing.

Future capital needs will depend on, among other things:

•technology development expenditures, public company costs, and other expenditures associated with the continued development and launch of our tokenized deposit program offering;

•regulatory and compliance costs associated with financial technology activities, and

•any acquisitions or strategic investments.

Based on our current projections, management believes we have adequate resources to meet our obligations for at least the next twelve months. As we continue to execute our business strategy, management may supplement cash on hand with additional liquidity sources, which could include digital asset sales, financing arrangements, or other debt or equity financings. Continuation of operations beyond that period will depend on market conditions for additional capital and the financial performance of our tokenized deposit program offering.

Contractual Obligations and Commitments
Our contractual cash obligations as of September 30, 2026 are summarized in the table below:

		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years
Loan payable (1)	$22,814,750	$22,814,750	$—
Operating leases	181,838	181,838	—
	$22,996,588	$22,996,588	$—
(1) On March 20, 2026, we entered into a term sheet for a one year fixed-term loan of $5.0 million bearing interest at a rate of 8.5% per annum under the MLA maturing on March 18, 2027. On April 27, 2026, we drew the Second Draw under the MLA. The Second Draw increases the aggregate principal amount outstanding under the MLA to $10.0 million and bears interest at a rate of 8.5% per annum maturing on April 27, 2027. On June 1, 2026, we drew the Third Draw under the MLA. On July 28, 2026, we drew the Fourth Draw under the MLA. On September 11, 2026, we drew the Fifth Draw under the MLA. The Fifth Draw increases the aggregate principal amount outstanding under the MLA to $21.0 million and bears interest at a rate of 8.5% per annum maturing on September 11, 2027. The obligations under the MLA are prepayable at our option at any time after three months from the date of the initial loan draw without penalty.
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

Digital asset receivable. We consider and account for counterparty credit risk using the principles in Topic 326 – Financial Instruments - Credit Losses (“Topic 326”) to measure any credit impairment. The digital asset receivable is presented net of any allowance for credit losses if deemed material. We utilize the probability of default (“PD”) loss given default (“LGD”) approach to estimating the allowance for credit loss (“ACL”) at origination and subsequent reporting periods. In order to apply the PD LGD approach, management considers the lifetime of the digital asset receivable, the reasonable and supportable forecast period, and the PD LGD. As of September 30, 2026, we recorded an allowance for credit loss of $3.1 million as an offset to the digital asset receivable balance in our Consolidated Balance Sheets, based on management’s estimate of expected credit losses.

Note receivable. We are a party to certain off-balance sheet financing commitments that are subject to credit loss estimation under ASC 326. The ACL is estimated using a loss given default / expected exposure methodology that incorporates management's assessment of expected draw timing, obligor credit quality, collateral recovery values, and current and forecasted economic conditions. As of September 30, 2026, we recorded an allowance for expected credit losses of $360,000 on the fully funded $450,000 note receivable. The estimate of expected credit losses for the funded note receivable considers, borrower credit quality, collateral values, and current and forecasted economic conditions.

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

We recognized incremental stock-based compensation expense of $964,930 during the nine months ended September 30, 2026 related to the repricing of 82,000,000 stock options from an exercise price of $1.10 per share to $0.37 per share during the nine months ended September 30, 2026, in accordance with ASC 718.

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

Convertible Instruments and Derivatives

Evaluating embedded conversion and redemption features requires judgment, including volatility estimates and discount‑rate assumptions that may result in non‑cash gains or losses. All legacy convertible notes and promissory notes were repaid, converted, or otherwise extinguished in connection with the Goldeneye private placement transaction that closed on August 6, 2025. Accordingly, there was no convertible instruments activity during the nine months ended September 30, 2026. See Notes 3 and 5 to our financial statements included in Item 1 of this report for additional information on our accounting for convertible instruments and embedded derivatives prior to August 6, 2025. When we historically issued convertible debt or equity instruments that may have contained embedded conversion or redemption features, we evaluated whether those features required bifurcation and separate accounting as derivatives under ASC 815. Determining the fair value of embedded derivatives involves the use of valuation models incorporating market-based assumptions, such as the volatility of our stock price, expected term, and discount rates. Future volatility or interest rate changes could have resulted in material non-cash gains or losses each period.

Going Concern

In accordance with ASC 205-40, management evaluates the Company's ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management's assessment considered the Company's projected cash requirement during the evaluation period and available sources of liquidity, including cash and cash equivalents, digital assets available for monetization or use as collateral, available borrowing capacity under its Bitcoin-collateralized Master Loan Agreement, the Note with Goldeneye, the Consulting agreement with Hard Yaka, anticipated cash generated from the Company's Bitcoin treasury strategy, and available capacity under its At-The-Market ("ATM") equity program. In November 2026, the Company analyzed its cash requirements and operations through November 2027 and determined that, based upon its available cash and cash equivalents, digital assets, available financing arrangements, projected cash generated from its Bitcoin treasury strategy, and available capacity under its ATM program, management concluded that no substantial doubt about its ability to continue as a going concern. Management will continue to monitor its liquidity position, operating performance, and capital resources as it executes its operating plan. The Company's business model remains dependent on external financing and the value of digital assets, both of which are subject to market volatility and investor sentiment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable as a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES
a)Evaluation of Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures are effective at the reasonable assurance level.
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
c)Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2026, other than the continued integration and documentation of controls related to the August 2025 capital investment and our Bitcoin treasury activities, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended September 30, 2026, there were no unregistered sales of equity securities.

Use of Proceeds
Not applicable.

Issuer Purchases of Equity Securities
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
None
ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1#
Prime Broker Agreement (including Custody Terms), dated May 29, 2025, by and among USBC, Inc. (formerly Know Labs, Inc.), Coinbase, Inc., Coinbase Custody Trust Company, LLC and Coinbase Credit, Inc. (incorporated by reference to Exhibit 10.46 to the Company's Registration Statement on Form S-1, filed July 13, 2026).

10.2#
Custodial Services Agreement, dated May 6, 2026, by and between USBC, Inc. and BitGo Bank & Trust, National Association (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed August 7, 2026).

10.3#
Prime Broker Agreement (including Trading and Custody Terms), dated February 20, 2026, by and among USBC, Inc. and the Payward entities. (incorporated by reference to Exhibit 10.48 to the Company's Registration Statement on Form S-1, filed July 13, 2026).

10.4
Consulting Agreement, dated July 1, 2026, by and between USBC, Inc. and Hard Yaka Ventures Management Co., LLC. (incorporated by reference to Exhibit 10.49 to the Company's Registration Statement on Form S-1, filed October 29, 2026).

10.5
Unsecured Promissory Note, dated September 25, 2026, issued by USBC, Inc. in favor of Goldeneye 1995 LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 1, 2026).

10.6
Second Addendum to Master Loan Agreement, effective October 12, 2026, by and between USBC, Inc. and Payward Interactive, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 14, 2026).

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

Date: November 6, 2026		USBC, INC.

	By:	/s/ Robert Gregory Kidd
Name: Robert Gregory Kidd
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Daniel Beck
Name: Daniel Beck
Chief Financial Officer
(Principal Financial and Accounting Officer)
i